Form 10-Q
period 1996-03-31
NATIONAL SECURITY GROUP INC
filed 1996-05-13
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES  AND
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       or

[ ]TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 0-18649


                        THE NATIONAL SECURITY GROUP, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                       63-1020300
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

661 East Davis Street, Elba, Alabama               36323
(Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code           (334) 897-2273
                                                             --------------

                                 Not Applicable
(Former name,former address,and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )


    Number of Shares of Common Stock outstanding as of May 1, 1996: 2,325,148

                      Exhibit index is located on page 13.

                               Page 1 of 13 pages

                        THE NATIONAL SECURITY GROUP, INC.

                                      INDEX



                                                     Page No.

PART I.                    FINANCIAL INFORMATION

 Item 1.  Financial Statements

    Consolidated Statements of Income ..............    3
    Consolidated Balance Sheets ....................    4
    Consolidated Statements of Cash Flows ..........    5
    Notes to Financial Statements ..................    6

 Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.............    9

PART II.                   OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K .........   11

SIGNATURE ...........................................  12

EXHIBIT INDEX .......................................  13

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                                Three Months
                                                               Ended March 31
                                                               1996      1995
                                                               ----      ----

Revenues
Net insurance premiums earned .............................   $ 6,125   $ 5,992
Net investment income .....................................       900       935
Realized investment gains .................................     1,179        37
Other income ..............................................        98       173
                                                              -------   -------

  Total revenues ..........................................     8,302     7,137
                                                              -------   -------

Benefits and Expenses
Policyholder benefits and settlement expenses .............     5,757     3,811
Policy acquisition costs ..................................     1,106     1,156
General insurance expenses ................................     1,581     1,349
Insurance taxes, licenses and fees ........................       336       339
                                                              -------   -------

   Total benefits and expenses ............................     8,780     6,655
                                                              -------   -------


Income Before Income Taxes and Cumulative Effect Adjustment      (478)      482
Income Taxes (Current and deferred) .......................      (140)      207
                                                              -------   -------
Net Income ................................................   ($  338)  $   275
                                                              =======   =======

Earnings per share ........................................   ($ 0.15)  $  0.12
                                                              =======   =======

Dividends Declared per Share ..............................   $  0.16   $  0.15
                                                              =======   =======


The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.


CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
                                                          As of        As of
                                                        March 31,  December 31,
Assets                                                    1996         1995
                                                          ----         ----
Investments:
   Securities held-to-maturity at amortized cost
  (estimated fair value: 1996 - $38,047; 1995 - 39,679) $ 37,360       $ 38,427
   Securities available-for-sale, at estimated
   fair value (cost: 1995 - 17,421; 1996 - 17,067) ....   26,588         27,451
   Mortgage loans .....................................      490            484
   Investment real estate, at cost ....................    1,865          1,880
   Policy loans .......................................      631            627
                                                        --------       --------
     Total investments ................................   66,934         68,869
                                                        --------       --------
Cash and cash equivalents .............................    4,351          2,817
Accrued investment income .............................      818            880
Reinsurance recoverable ...............................    8,951         11,892
Deferred policy acquisition costs .....................    3,374          3,400
Current income tax recoverable ........................      922            829
Prepaid reinsurance premiums ..........................    5,274          5,253
Other assets ..........................................    2,934          3,326
                                                        --------       --------
   Total assets ....................................... $ 93,558       $ 97,266
                                                        ========       ========


Liabilities
   Policy reserves .................................... $ 18,306       $ 18,290
   Claim reserves .....................................   14,579         16,538
   Unearned premiums ..................................   12,335         12,467
   Other policyholder funds ...........................    1,866          1,927
   Deferred income tax ................................    2,416          2,636
   Other liabilities ..................................    5,262          5,634
                                                        --------       --------
      Total liabilities ............................... $ 54,764       $ 57,492
                                                        --------       --------
Shareholders' Equity
Common stock, $1 par value, 2,339,848 shares issued ...    2,340          2,340
Additional paid in capital ............................       17             17
Net unrealized appreciation on securities
available-for-sale, net of deferred taxes .............    6,705          6,973
Retained earnings .....................................   29,954         30,666
Treasury stock, at cost (14,700 shares) ...............    (222)          (222)
                                                        --------       --------
   Total shareholders' equity .........................   38,794         39,774
                                                        --------       --------

   Total liabilities and shareholder's equity ......... $ 93,558       $ 97,266
                                                        ========       ========

Shareholders' Equity per Share ........................    16.69          17.11
                                                        ========       ========



The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)                                                 Three Months
                                                               Ended March 31
                                                              1996       1995
                                                              -----      ----

Cash Flows from Operating Activities
  Income from continuing operations ......................   ($  338)   $   275
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income ............................        62         37
    Reinsurance receivables ..............................     2,941        226
    Deferred Policy acquisition costs ....................        26        (81)
    Income Taxes .........................................      (313)      (115)
    Depreciation expense .................................        30        (53)
    Policy liabilities and claims ........................    (2,075)      (709)
    Other, net ...........................................       (27)    (1,044)
                                                             -------    -------
      Net cash provided by operating activities ..........       306     (1,464)
                                                             -------    -------





Cash Flows from Investing Activities
     Cost of investments acquired ........................      (808)    (1,410)
     Sale and maturity of investments ....................     2,474      2,450
     Purchase of property and equipment ..................        (5)       (49)
     Proceeds from disposal of property and equipment ....         0          0
     Other, net ..........................................         0          0
                                                             -------    -------
       Net cash used in investing activities .............     1,661        991
                                                             -------    -------

Cash Flows from Financing Activities
     Increase in other policyholder funds ................       (61)       (90)
     Dividends paid ......................................      (372)      (351)
                                                             -------    -------
       Net cash used in financing activities .............      (433)      (441)
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents .....     1,534       (914)

Cash and cash equivalents, beginning of period ...........     2,817      5,314
                                                             -------    -------

Cash and cash equivalents, end of period .................   $ 4,351    $ 4,400
                                                             =======    =======





The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS



NOTE 1-Basis of Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial statements include all adjustments necessary, in the opinion of management, for fair statement of financial position, results of operations and cash flows for the periods reported. These adjustments are all normal recurring adjustments.

Note 2-Reinsurance

National Security Fire and Casualty Company ("NSFC") and National Security Insurance Company ("NSIC") wholly owned subsidiaries of the Company, reinsure certain portions of insurance risk which exceed various retention limits. NSFC and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations.


Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 1996 was 2,325, and for the period ending March 31, 1995 was 2,340.

Note 4-Changes in Shareholder's Equity

During the Three months ended March 31, 1996 and 1995, there were no changes in shareholders' equity except for net income (loss) of ($338) and $275 respectively; dividends paid of $372 and $351 respectively; unrealized investment gains (losses), net of applicable taxes, of ($268) and $1,067 respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                           March 31,  January 1,
                                                              1996        1996
Deferred policy acquisition costs ......................     (1,147)     (1,138)
Policy liabilities .....................................        504         499
Unearned premiums ......................................        344         353
Claims liabilities .....................................        350         291
General insurance expenses .............................        315         314
Unrealized gains on securities available-for-sale ......     (2,815)     (2,983)
Other ..................................................         34          28
                                                             ------      ------

Net deferred tax assets (liability) ....................     (2,416)     (2,636)
                                                             ======      ======



Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)


Note 6-Contingencies



The Company's life insurance subsidiary was named a defendant in eleven separate actions in Covington County, Alabama, all alleging various instances of fraudulent conduct on the part of a former agent. The Company and the fire and casualty insurance subsidiary were also named as defendants in certain of these actions. Compensatory and punitive damages in an unspecified amount were sought. Nine of these actions have been settled under terms which required that the amount be kept confidential. Provisions for these settlements have been reflected in the financial statements for the period ending March 31, 1996. The Company intends to vigorously defend the two actions that remain pending.

In April, 1995, a purported class action was filed against the Company's life insurance subsidiary alleging breach of contract, suppression of the truth, and bad faith in connection with the sale of school accident insurance in Alabama, Mississippi, and Georgia. In December 1995, the Circuit Court denied class certification and the case was subsequently settled. This settlement is reflected in the financial statements for the period ending March 31, 1996.

The Company and its subsidiaries continue to be named as parties to other litigation related to the conduct of their insurance operations. These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Company's subsidiaries, and miscellaneous other causes of action. Most of these lawsuits include claims for punitive damages in addition to other specified relief. The frequency of these lawsuits has increased significantly over the past 36 months, particularly in Alabama where the Company conducts the majority of its business. Certain of these actions are filed in jurisdictions in Alabama where local juries have returned large punitive damage verdicts against insurance companies and financial institutions with, in many cases, the punitive damage award bearing little or no relation to the actual damages. It is not feasible to predict or determine the ultimate outcome of these matters.

A resolution of these matters may significantly impact consolidated earnings and may significantly impact the Company's consolidated financial position, although it remains management's opinion, based upon information presently available, that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial position. It should be noted, however, that we are unable to assess with any degree of accuracy the potential liability to the Company arising from these matters. The civil tort system, particularly in Alabama, must be presently regarded as unpredictable and as, for the most part, hostile to insurance companies.


Note 7-Accounting for certain investments in debt and equity securities

Effective January 1, 1994 the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement, among other things, requires investment securities (bonds, notes, common stock and preferred stocks) to be divided into one of three categories: held to maturity, available-for-sale, and trading.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 7-Continued

The Company's securities are classified in two categories and accounted for as follows:

     * Securities Held-to-Maturity. Bonds, notes and redeemable preferred stock for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using methods which approximate level yields over the period to maturity.
     *Securities   Available-for-Sale.    Bonds,   notes,   common   stock   and
       non-redeemable preferred stock not classified as either held-to-maturity, or trading are reported at fair value, adjusted for other-than-temporary declines in fair value.

The Company and its subsidiaries have no trading securities.
Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of shareholders' equity until realized. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.


Mortgage loans are stated at the unpaid principle balance of such loans. Investment real estate is reported at cost, less allowances for depreciation computed on the straight-line basis. Short-term Investments are carried at cost, which is approximate market value. Investments with other than temporary impairment in value are written down to estimated realizable values.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of March 31, 1996, compared with December 31, 1995 and its results of operations and cash flows for the quarter ending March 31, 1996, compared with the same period last year.

The reader is assumed to have access to the Company's 1995 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Earned premium for the three month period ending March 31, 1996 were $6.1 million versus $6.0 million for the same period last year, an increase of 2%. This increase is primarily due to the property/casualty subsidiary's commercial automobile program which began in late 1995. This new program is expected to produce around $1.5 million in written premium during 1996. The property/casualty subsidiaries' new private passenger automobile programs in Georgia and Louisiana began in the first quarter of 1996. The projected premium from these programs have not been determined at this time.

Net investment income:

Net investment income is down $35,000, a decrease of 3.7%, primarily due to a decrease in bond investments.

Realized capital gains and losses:

Investment gains of nearly $1.2 million were realized in the first quarter of 1996. The Company's investment committee elected to sale select stocks from the insurance subsidiaries' portfolios following 1995's stock market run-up.

Other income:

Other income is down $75,000 due to a decrease in policy fees generated by a general agency whose contract has been terminated.

Policyholder benefits and settlement expenses:

Policyholder benefits as a percent of net insurance premiums earned were up considerably from last year, 93.9% versus 63.6%. The increase is due to a substantial increase in losses incurred by the property/casualty subsidiary's low value dwelling and homeowners insurance programs. These programs not only suffered losses from several tornadoes which hit the Southeastern United States early in the year, but also, incurred an unusually high number of fire losses due to the colder than normal winter.

Policy acquisition cost:

Policy acquisition costs as a percent of net insurance premiums earned are down due to a decrease in premiums in higher acquisition cost programs in the property/casualty subsidiary, and a decrease in the life insurance subsidiaries sales force.

General insurance expenses:

General insurance expenses are up 17% from last year due to the continuing cost of litigation expenses and attorney fees of the life insurance subsidiary.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are unchanged compared to last year.

Income taxes:

A reduction in the deferred tax liability reduced income tax expense by $53,000. The remaining $87,000 tax benefit is attributable to the loss in the current quarter.

Summary:

Net income is down over $600,000 from last year, even though revenues were up over $1.1 million, primarily due to an increase in policyholder benefits of nearly $2 million. The increase in policyholder benefits occurred as a result of increased claims in the Company's property/casualty insurance subsidiary as explained above.

Investments:

Investments decreased $1.9 million during the first quarter of 1996. The decrease is partially offset by an increase in cash of $1.5 million received primarily from stocks and bonds either sold or matured. Also, part of the proceeds from investments were used to pay claims which increased considerably during the first quarter of 1996.

Capital resources:

At March 31, 1996, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $38.8 million, down nearly $1 million from December 31, 1995. The decrease reflects a net loss of $338, a decrease in unrealized investment gains of $712, and dividends paid of $372. The Company has no long term debt.

Liquidity:

The liquidity requirements of the Company are primarily met by funds provided from operations of the life insurance and property/casualty subsidiaries. Premium and investment income, as well as maturities, calls, and sales of invested assets, provide the primary sources of cash for both subsidiaries. Cash is used by subsidiaries for payments of policy benefits, the acquisition of new business (principally commissions), operating expenses, and purchases of new investments.

The Company had $4.4 million in cash and cash equivalents at March 31, 1996. Net cash provided by operating activities was $306,000 for the current period, compared to net cash used of $1.4 million for the period ended March 31, 1995. Recoveries from catastrophe reinsurers on claims incurred in Hurricane Opal account for most of the increase in cash for the period. However, property/casualty tornado and fire claims during the quarter partially offset the recoveries reducing cash provided from operations. Cash provided by investing activities was $1.6 million for the quarter, generated primarily by the sale of common stocks. Cash dividends paid to stockholders' of $372,000 are the primary use of cash used in financing activities.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

         See Exhibit Index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By     /s/   M.L. Murdock
      -------------------------
      M.L. Murdock
      Senior Vice President and
      Chief Financial Officer

Dated: May 10, 1996

                                  EXHIBIT INDEX


Exhibit                     Description                                 Page

(a) 11   Statement Regarding Computation of Per Share Earnings   Filed Herewith;
                                                                 See Note 3 to
                                                                 Financial

(b)     Form 8-K                                                 None