Form 10-Q
period 1996-06-30
NATIONAL SECURITY GROUP INC
filed 1996-08-13
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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
                                                             --------------

                                 Not Applicable
 (Former name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )


  Number of Shares of Common Stock outstanding as of August 6, 1996: 2,319,763

                      Exhibit index is located on page 13.

                               Page 1 of 13 pages

                        THE NATIONAL SECURITY GROUP, INC.

                                      INDEX



                                                                   Page No.

PART I.          FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Statements of Income                  3
                 Consolidated Balance Sheets                        4
                 Consolidated Statements of Cash Flows              5
                 Notes to Financial Statements                      6

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations              8

PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                 10

SIGNATURE                                                          11

EXHIBIT INDEX                                                      12

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                       Three Months            Six Months
                                       Ended June 30          Ended June 30
                                      1996       1995      1996        1995
                                      ----       ----      ----        ----

Revenues
Net insurance premiums earned .......$  6,203   $  6,438   $ 12,328    $ 12,430
Net investment income ................    932      1,012      1,832       1,947
Realized investment gains ............      3        413      1,182         450
Other income .........................    133        139        231         312
                                      -------   --------   --------    --------

  Total revenues .....................  7,271      8,002     15,573      15,139
                                      -------   --------   --------    --------
Benefits and Expenses
Policyholder benefits and
  settlement expenses ................  4,359      3,456     10,116       7,267
Policy acquisition costs .............  1,125      1,166      2,231       2,322
General insurance expenses ...........  1,047      1,744      2,628       3,093
Insurance taxes, licenses and fees ...    549        390        885         729
                                      -------   --------   --------    --------

  Total benefits and expenses ........  7,080      6,756     15,860      13,411
                                      -------   --------   --------    --------

Income Before Income Taxes ...........    191      1,246       (287)      1,728
Income Taxes (Current and deferred) ..    167        318         27         525
                                      -------   --------   --------    --------
Net Income ..........................$     24   $    928   $   (314)   $  1,203
                                      =======   ========   ========    ========

Earnings per share ..................$   0.01   $   0.40   ($  0.14)   $   0.51
                                      =======   ========   ========    ========

Dividends Declared per Share ........$   0.16   $   0.15   $   0.32    $   0.30
                                      =======   ========   ========    ========











The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.


CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
                                                            As of       As of
                                                           June 30, December 31,
Assets                                                       1996       1995
                                                             ----       ----
Investments:
   Securities held-to-maturity at amortized cost
    (estimated fair value: 1996 - $36,173; 1995 - 39,679) ..$35,834    $ 38,427
   Securities available-for-sale, at estimated
    fair value (cost: 1996 - 17,061; 1995 - 17,421) ........ 27,253      27,451
   Mortgage loans ..........................................    482         484
   Investment real estate, at cost .........................  1,858       1,880
   Policy loans ............................................    641         627
                                                             -------    --------
     Total investments ..................................... 66,068      68,869
                                                             -------    --------
Cash and cash equivalents ..................................  4,782       2,817
Accrued investment income ..................................    796         880
Reinsurance recoverable ....................................  7,695      11,892
Deferred policy acquisition costs ..........................  3,542       3,400
Current income tax recoverable .............................    894         829
Prepaid reinsurance premiums ...............................  5,052       5,253
Other assets ...............................................  2,452       3,326
                                                             -------    --------
   Total assets ............................................ 91,281    $ 97,266
                                                             =======    ========

Liabilities
   Policy reserves .........................................$18,457    $ 18,290
   Claim reserves .......................................... 13,143      16,538
   Unearned premiums ....................................... 13,010      12,467
   Other policyholder funds ................................  1,758       1,927
   Deferred income tax .....................................  2,752       2,636
   Other liabilities .......................................  3,311       5,634
                                                             -------    --------
      Total liabilities ....................................$54,431    $ 57,492
                                                             -------    --------

Shareholders' Equity
Common stock, $1 par value, 2,339,848 shares issued ........  2,340       2,340
Additional paid in capital .................................     17          17
Net unrealized appreciation on securities
 available-for-sale, net of deferred taxes .................  7,178       6,973
Retained earnings .......................................... 29,607      30,666
Treasury stock, at cost (14,700 shares) ....................   (292)       (222)
                                                            -------    --------
   Total shareholders' equity .............................. 38,850      39,774
                                                            -------    --------

   Total liabilities and shareholder's equity ..............$91,281    $ 97,266
                                                            =======    ========

Shareholders' Equity per Share .............................  16.75       17.11
                                                            =======    ========


The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)                                            Six Months
                                                          Ended June 30
                                                         1996       1995
                                                         -----      ----

Cash Flows from Operating Activities
  Income from continuing operations .................($  314)     $ 1,203
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income .......................     84          (3)
    Reinsurance receivables .........................  4,197        1,086
    Deferred Policy acquisition costs ...............   (142)        (204)
    Income Taxes ....................................     51         (290)
    Depreciation expense ............................     60           61
    Policy liabilities and claims ................... (2,685)      (1,255)
    Other, net ...................................... (1,293)      (1,205)
                                                      -------      -------
      Net cash provided by operating activities .....    (42)        (607)
                                                      -------      -------
Cash Flows from Investing Activities
     Cost of investments acquired ................... (1,708)      (2,722)
     Sale and maturity of investments ................ 4,714        3,771
     Purchase of property and equipment ..............   (15)         (81)
     Proceeds from disposal of property and equipment .    0            0
     Other, net ......................................     0            0
                                                      -------      -------
       Net cash used in investing activities ......... 2,991          968
                                                      -------      -------
Cash Flows from Financing Activities
     Increase in other policyholder funds ............  (169)        (285)
     Dividends paid ..................................  (744)        (702)
     Purchase of treasury stock ......................   (71)           0
                                                      -------      -------
       Net cash used in financing activities .........  (984)        (987)
                                                      -------      -------

Net increase (decrease) in cash and cash equivalents . 1,965         (626)

Cash and cash equivalents, beginning of period ....... 2,817        5,314
                                                      -------      -------
Cash and cash equivalents, end of period .............$4,782      $ 4,688
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


Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending June 30, 1996 was 2,320, and for the period ending June 30, 1995 was 2,340.

Note 4-Changes in Shareholder's Equity

During the six months ended June 30, 1996 and 1995, there were no changes in shareholders' equity except for net income (loss) of ($314) and $1,203 respectively; dividends paid of $743 and $702 respectively; unrealized investment gains (losses), net of applicable taxes, of $205 and $1,374 respectively, and purchase of treasury stock of $70 and $0 respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                   June 30,      January 1,
                                                     1996           1996
Deferred policy acquisition costs .................(1,204)        (1,138)
Policy liabilities ................................   509            499
Unearned premiums .................................   374            353
Claims liabilities ................................   324            291
General insurance expenses ........................   286            314
Unrealized gains on securities available-for-sale .(3,013)        (2,983)
Other .............................................   (28)            28
                                                    ------         ------
Net deferred tax assets (liability) ...............(2,752)        (2,636)
                                                    ======         ======


Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 6-Contingencies

The Company and its subsidiaries continue to be named as parties to litigation related to the conduct of their insurance operations. These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Company's subsidiaries, and miscellaneous other causes of action. Most of these lawsuits include claims for punitive damages in addition to other specified relief. The frequency of these lawsuits has increased significantly over the past 36 months, particularly in Alabama where the Company conducts the majority of its business. Certain of these actions are filed in jurisdictions in Alabama where local juries have returned large punitive damage verdicts against insurance companies and financial institutions with, in many cases, the punitive damage award bearing little or no relation to the actual damages. It is not feasible to predict or determine the ultimate outcome of these matters.

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of June 30, 1996, compared with December 31, 1995 and its results of operations and cash flows for the quarter ending June 30, 1996, compared with the same period last year.

The reader is assumed to have access to the Company's 1995 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Earned premium for the six month period ending June 30, 1996 was $12.3 million versus $12.4 million for the same period last year. This slight decrease is primarily due to the property/casualty subsidiary's general agency private passenger automobile program in Louisiana which was discontinued in late 1995. The premium lost from this program is expected to be offset by new commercial and private passenger auto programs. The new commercial auto program is expected to produce around $1.2 million in written premium during 1996. The property/casualty subsidiaries' new private passenger automobile programs in Georgia and Louisiana began in the first quarter of 1996, and are expected to produce around $2 million in written premium by year end.

Net investment income:

Net investment income is down $115,000, a decrease of 5.9%, primarily due to a decrease in bond investments.

Realized capital gains and losses:

Investment gains of nearly $1.2 million were realized in the first half of 1996, with most of the sales taking place in the first quarter. The Company's investment committee elected to sale select stocks from the insurance subsidiaries' portfolios following 1995's stock market run-up.

Other income:

Other income is down $81,000 due to a decrease in policy fees generated by a general agency whose contract has been terminated.

Policyholder benefits and settlement expenses:

Policyholder benefits as a percent of net insurance premiums earned were up considerably from last year, 82.1% versus 58.4%. The increase is due to a substantial increase in losses incurred by the property/casualty subsidiary's low value dwelling and homeowners insurance programs. These programs not only suffered losses from several tornadoes which hit the Southeastern United States early in the year, but also, incurred an unusually high number of fire losses due to the colder than normal winter. The low value dwelling program, which accounts for nearly 40% of net insurance premiums earned, recovered somewhat in May and June producing an underwriting profit for the first time since before Hurricane Opal, which hit the Southeastern U.S. in October of 1995. The property/casualty subsidiary will cease writing any new business in the homeowners program early in the third quarter due to continued unprofitable underwriting results, while a review of the program is performed.

Policy acquisition cost:

Policy acquisition costs as a percent of net insurance premiums earned is unchanged from last year.

General insurance expenses:

General insurance expenses are down 15% from last year due to a decrease in litigation expenses and attorney fees in the insurance subsidiaries.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees increased because automobile insurance in the State of Louisiana is written by an admitted property/casualty subsidiary, and is therefore subject to premium taxes and guaranty fund assessments. Previously, automobile insurance in Louisiana was written by a non-admitted surplus lines property/casualty subsidiary, and premium taxes were paid by the policyholder. The benefit of this arrangement is that the company can write directly through independent agents rather than through surplus lines brokers, thus reducing commission expenses.

Income taxes:

The Company has income tax expense, despite having a net loss before taxes, due to the reduction of a deferred tax asset during the second quarter of 1996.

Summary:

Net income is down over $1.5 million from last year, even though revenues were up over $400,000, primarily due to an increase in policyholder benefits of over $2.8 million. The increase in policyholder benefits occurred as a result of increased claims in the Company's property/casualty insurance subsidiary as explained above.

Investments:

Investments decreased $2.8 million during the first half of 1996. The decrease is partially offset by an increase in cash of $2.0 million received primarily from stocks and bonds either sold or matured. Also, part of the proceeds from investments were used to pay claims which increased considerably during the first quarter of 1996.

Capital resources:

At June 30, 1996, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $38.8 million, down nearly $1 million from December 31, 1995. The decrease reflects a net loss of $314,000 an increase in unrealized investment gains of $205,000, dividends paid of $743,000, and treasury stock purchased of $71,000. The Company has no long term debt.

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

The Company had $4.8 million in cash and cash equivalents at June 30, 1996. Net cash used in operating activities was $42,000 for the current period, compared to net cash used of $607,000 for the period ended June 30, 1995. Cash provided by investing activities was $2.9 million for the quarter, generated primarily by the sale and maturity of investments. Cash dividends paid to stockholders' of $744,000 are the primary use of cash used in financing activities.

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

The National Security Group, Inc.



By     /s/   M.L. Murdock
      M.L. Murdock
      Senior Vice President and
      Chief Financial Officer

Dated: August 9, 1996

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