Form 10-Q
period 1996-09-30
NATIONAL SECURITY GROUP INC
filed 1996-11-14
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

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

 Number of Shares of Common Stock outstanding as of November 7, 1996: 2,319,763

                      Exhibit index is located on page 13.

                               Page 1 of 13 pages

                        THE NATIONAL SECURITY GROUP, INC.

                                      INDEX



                                                                      Page No.

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Statements of Income                             3
            Consolidated Balance Sheets                                   4
            Consolidated Statements of Cash Flows                         5
            Notes to Financial Statements                                 6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9

PART II.          OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                             11

SIGNATURE                                                                12

EXHIBIT INDEX                                                            13

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                         Three Months        Nine Months
                                       Ended September 30  Ended September 30
                                       1996        1995    1996        1995
                                       ----        ----    ----        ----

Revenues
Net insurance premiums earned .....   $ 7,177    $ 5,983   $19,505   $18,413
Net investment income .............     1,047      1,012     2,879     2,959
Realized investment gains .........      (148)     1,188     1,034     1,638
Other income ......................       161        112       392       424
                                      -------    -------   -------   -------

  Total revenues ..................     8,237      8,295    23,810    23,434
                                      -------    -------   -------   -------

Benefits and Expenses
Policyholder benefits and
  settlement expenses .............     4,504      4,040    14,620    11,307
Policy acquisition costs ..........     1,341      1,105     3,572     3,427
General insurance expenses ........     1,215      1,550     3,843     4,643
Insurance taxes, licenses and fees        281        405     1,166     1,134
                                      -------    -------   -------   -------

  Total benefits and expenses .....     7,341      7,100    23,201    20,511
                                      -------    -------   -------   -------


Income Before Income Taxes ........       896      1,195       609     2,923
Income Taxes (Current and deferred)       111        453       138       978
                                      -------    -------   -------   -------
Net Income ........................   $   785    $   742   $   471   $ 1,945
                                      =======    =======   =======   =======

Earnings per share ................   $  0.34    $  0.32   $  0.20   $  0.83
                                      =======    =======   =======   =======

Dividends Declared per Share ......   $  0.16    $  0.15   $  0.48   $  0.45
                                      =======    =======   =======   =======









The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
                                                           As of      As of
                                                      September 30, December 31,
Assets                                                      1996         1995
                                                            -----        ----
Investments:
   Securities held-to-maturity at amortized cost
    (estimated fair value: 1996 - $36,786; 1995 - 39,679).. $ 36,368    $ 38,427
   Securities available-for-sale, at estimated
    fair value (cost: 1996 - 18,008; 1995 - 17,421) .......   28,080      27,451
   Mortgage loans .........................................      420         484
   Investment real estate, at cost ........................    1,661       1,880
   Policy loans ...........................................      619         627
                                                            --------    --------
     Total investments ....................................   67,148      68,869
                                                            --------    --------
Cash and cash equivalents .................................    4,709       2,817
Accrued investment income .................................      803         880
Reinsurance recoverable ...................................    6,185      11,892
Deferred policy acquisition costs .........................    3,589       3,400
Current income tax recoverable ............................      689         829
Prepaid reinsurance premiums ..............................    3,652       5,253
Other assets ..............................................    2,113       3,326
                                                            --------    --------
   Total assets ........................................... $ 88,888    $ 97,266
                                                            ========    ========



Liabilities
   Policy reserves ......................................   $ 18,457    $ 18,290
   Claim reserves .......................................     13,367      16,538
   Unearned premiums ....................................     11,867      12,467
   Other policyholder funds .............................      1,888       1,927
   Deferred income tax ..................................      2,614       2,636
   Other liabilities ....................................      1,498       5,634
                                                            --------    --------
      Total liabilities .................................   $ 49,691    $ 57,492
                                                            --------    --------


Shareholders' Equity
Common stock, $1 par value, 2,339,848 shares issued .....      2,340       2,340
Additional paid in capital ..............................         17          17
Net unrealized appreciation on securities
  available-for-sale, net of deferred taxes .............      7,112       6,973
Retained earnings .......................................     30,020      30,666
Treasury stock, at cost (20,085 shares) .................      (292)       (222)
                                                            --------    --------
   Total shareholders' equity ...........................     39,197      39,774
                                                            --------    --------

   Total liabilities and shareholder's equity ...........   $ 88,888    $ 97,266
                                                            ========    ========

Shareholders' Equity per Share ..........................      16.90       17.11
                                                            ========    ========

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)                                             Nine Months
                                                        Ended September 30
                                                          1996     1995
                                                          -----    ----

Cash Flows from Operating Activities
  Income from continuing operations .................   $   471    $ 1,945
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income .......................        77        (23)
    Reinsurance receivables .........................     5,707       (901)
    Deferred Policy acquisition costs ...............      (189)      (344)
    Income Taxes ....................................       118       (120)
    Depreciation expense ............................        90        112
    Policy liabilities and claims ...................    (3,604)     1,564
    Other, net ......................................    (1,397)      (685)
                                                        -------    -------
      Net cash provided by operating activities .....     1,273      1,548
                                                        -------    -------


Cash Flows from Investing Activities
     Cost of investments acquired ...................    (5,247)    (3,353)
     Sale and maturity of investments ...............     7,106      4,994
     Purchase of property and equipment .............       (15)       (91)
     Proceeds from disposal of property and equipment         0          0
     Other, net .....................................         0          0
                                                        -------    -------
       Net cash used in investing activities ........     1,844      1,550
                                                        -------    -------

Cash Flows from Financing Activities
     Increase in other policyholder funds ...........       (40)      (142)
     Dividends paid .................................    (1,114)    (1,053)
     Purchase of treasury stock .....................       (71)         0
                                                        -------    -------
       Net cash used in financing activities ........    (1,225)    (1,195)
                                                        -------    -------

Net increase (decrease) in cash and cash equivalents      1,892      1,903

Cash and cash equivalents, beginning of period ......     2,817      5,314
                                                        -------    -------

Cash and cash equivalents, end of period ............   $ 4,709    $ 7,217
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


Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending September 30, 1996 was 2,320, and for the period ending September 30, 1995 was 2,340.

Note 4-Changes in Shareholder's Equity

During the nine months ended September 30, 1996 and 1995, there were no changes in shareholders' equity except for net income of $471 and $1,945 respectively; dividends paid of $1,114 and $1,053 respectively; unrealized investment gains (losses), net of applicable taxes, of $138 and $1,945 respectively, and purchase of treasury stock of $70 and $0 respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                September 30, January 1,
                                                    1996       1996
Deferred policy acquisition costs ...............   (1,220)   (1,138)
Policy liabilities ..............................      513       499
Unearned premiums ...............................      422       353
Claims liabilities ..............................      351       291
General insurance expenses ......................      313       314
Unrealized gains on securities available-for-sale   (2,960)   (2,983)
Other ...........................................      (33)       28
                                                    ------    ------

Net deferred tax assets (liability) .............   (2,614)   (2,636)
                                                    ======    ======


Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 6-Contingencies

On October 4, 1996, a jury in the Circuit Court of Palm Beach County, Florida returned a verdict against National Security Fire & Casualty Company, a subsidiary of the Company, in the amount of $1,046,540.96. The plaintiff, Leon
B. King, had alleged that the Company's subsidiary had acted in bad faith in, among other actions, failing to timely deliver a settlement check in connection with a 1986 automobile accident. This same case was previously tried in 1993 with the jury returning a verdict in favor of the Company's subsidiary on all counts alleged. This verdict was subsequently reversed on appeal which resulted in the subject trial. There are various post-trial motions pending, including a motion for a new trial. Barring relief being granted, it is anticipated that this verdict will be appealed.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)


Note 7-Accounting for certain investments in debt and equity securities (continued)

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

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of September 30, 1996, compared with December 31, 1995 and its results of operations and cash flows for the periods included on the accompanying consolidated condensed statements of income and cash flows. The reader is assumed to have access to the Company's 1995 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.
Results for the 1996 third quarter and first nine months are not necessarily indicative of results which may be attained in the future.

Information is presented in whole dollars.

FINANCIAL CONDITION

Capital resources:

At September 30, 1996, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $39.2 million, down $577,000 from December 31, 1995. The decrease reflects net income of $471,000 an increase in unrealized investment gains of $138,000, dividends paid of $1,114,000, and treasury stock purchased of $71,000. The Company has no long term debt.

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

The Company had $4.7 million in cash and cash equivalents at September 30, 1996. Net cash provided by operating activities was $1.2 million for the current period, compared to net cash provided of $1.5 million for the period ended September 30, 1995. Cash provided by investing activities was $1.8 million for the current period, generated primarily by the sale and maturity of investments. Cash dividends paid to stockholders of $1.1 million are the primary use of cash used in financing activities.


Investments:

Investments decreased $1.7 million during the first nine months of 1996. The decrease is offset by an increase in cash of $1.9 million received primarily from stocks and bonds either sold or matured.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Earned premium for the nine month period ending September 30, 1996 was $19.5 million versus $18.4 million for the same period last year. The 6% increase in earned premium year to date and 20% increase for the quarter, compared to last year, is due to the property/casualty subsidiaries commercial auto program in Louisiana and private passenger auto programs in Georgia and Louisiana. The new commercial auto program is expected to produce around $1.2 million in written premium during 1996. The property/casualty subsidiaries' new private passenger automobile programs in Georgia and Louisiana began in the first quarter of 1996, and are expected to produce around $2 million in written premium by year end. The life insurance subsidiary's premium income is down 10% compared to last year.

Net investment income:

Net investment income is down $80,000, a decrease of 5.9%, primarily due to maturities and calls of higher yield bond investments. However, the decline in investment income stabilized in the third quarter showing a slight increase compared to last year.

Realized capital gains and losses:

Investment gains of over $1 million were realized in the first nine months of 1996, with most of the sales taking place in the first quarter. The Company's investment committee elected to sale select stocks from the insurance subsidiaries' portfolios following 1995's stock market run-up.

Other income:

Other income is down $32,000 due to a decrease in policy fees.

Policyholder benefits and settlement expenses:

Policyholder benefits as a percent of net insurance premiums earned year to date were up considerably from last year, 74.9% versus 61.4%. The increase is due to a substantial increase in losses incurred by the property/casualty subsidiary's low value dwelling and homeowners insurance programs. These programs not only suffered losses from several tornadoes which hit the Southeastern United States early in the year, but also, incurred an unusually high number of fire losses due to the colder than normal winter. The percent of policy holder benefits to net insurance premiums earned improved considerably during the third quarter to 62.7% compared to 67.5% for the same period last year.

Policy acquisition cost:

Policy acquisition costs as a percent of net insurance premiums earned is unchanged from last year.

General insurance expenses:

General insurance expenses are down 17% from last year due to a decrease in litigation expenses and attorney fees in the insurance subsidiaries.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are unchanged from last year at around 6% of earned premium. Premium taxes are down for the quarter because taxes for the increased premiums on new programs now being earned were booked in the first and second quarters when the new policies were first beginning to be written.

Income taxes:

Income taxes are down compared to last year because last year had a large decrease in a deferred tax asset which caused income taxes for the period to be higher.

Summary:

Net income is down nearly $1.5 million from last year, even though revenues were up over $470,000, primarily due to an increase in policyholder benefits of over $3.3 million. The increase in policyholder benefits occurred as a result of increased claims in the Company's property/casualty insurance subsidiary as explained above. Net income for the quarter was better than the third quarter of last year as claims dropped back down to a normal level. A decrease in general expenses also helped produce a third quarter profit.

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

The National Security Group, Inc.



By    /s/   M. L. Murdock
      M.L. Murdock
      Senior Vice President and
      Chief Financial Officer

Dated: September 13, 1996

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