Form 10-K
period 1996-12-31
NATIONAL SECURITY GROUP INC
filed 1997-03-31
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                         Commission File Number 0-18649

                        The National Security Group, Inc.
             (Exact name of registrant as specified in its charter)

     Delaware      63-1020300    661 East Davis Street, Elba, Alabama   36323
(State or other  (IRS Employer   (Address of principal                (Zip code)
jurisdiction of   identification   executive offices)
incorporation or        Number)
organization)

        Registrant's telephone number, including area code (334) 897-2273

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock par value $1.00 per share
                               Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (x) No( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 1997 (based upon the bid price of these shares on NASDAQ on such date) - 11,344,788

Number of Shares of Common Stock outstanding as of February 28, 1997 - 2,325,148

Portions of the Annual Proxy  Statement in  incorporated  by reference into Part
III.

                 Total Number of Sequentially Numbered Pages: 45

                        THE NATIONAL SECURITY GROUP, INC.
                     INDEX TO THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996


Part I                                                                      Page

Item 1.    Business                                                            3
Item 2.    Properties                                                          9
Item 3.    Legal Proceedings                                                   9
Item 4.    Submission of Matters to a Vote of Security Holders                 9

Part II

Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters                                            10
Item 6.    Selected Financial Data                                            11
Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                          12
Item 8.    Consolidated Financial Statements and Supplementary Data           17
Item 9.    Changes in and Disagreements with Accountants and
               Financial Disclosure                                           42

Part III

Item 10.   Directors and Executive Officers of the Registrant                 43
Item 11.   Executive Compensation                                             43
Item 12.   Security Ownership of Certain Beneficial Owners and Management     43
Item 13.   Certain Relationships and Related Transactions                     43

Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports of Form 8-K    44

Signature Page                                                                45

                                     PART I

Item 1.  Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company), an insurance holding company, was incorporated in Delaware on March 20, 1990. The Company, through its property and casualty subsidiaries, writes primarily low value dwelling fire and windstorm, homeowners, and personal non-standard automobile lines of insurance. The Company's property and casualty subsidiaries also write commercial lines of insurance for small businesses. The Company, through its life insurance subsidiary, offers a basic line of life, and health and accident insurance products. Property-casualty insurance is the most significant segment, accounting for 83.4% of total premium revenues.

Industry Segment and Geographical Area Information


Property and Casualty Insurance Segment

The Company's property and casualty insurance business is conducted through National Security Fire & Casualty Company (Fire Company), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1993. The Fire Company is licensed to write insurance in eight states, and operates on a surplus lines basis in three additional states. Omega is licensed to write insurance in two states. During 1996, over 93% of the property-casualty subsidiaries' premium revenues were written in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, and South Carolina.

In general, the property-casualty insurance business involves the transfer by the insured, to an insurance company of all or a portion of certain risks for the payment, by the insured, of a premium to the insurance company. A portion of such risks is often retained by the insured in the form of deductibles which may vary greatly from policy to policy.

The premiums or payments to be made by the insured for direct products of the property-casualty subsidiaries are based upon expected cost of providing benefits, writing, and administering the policies. In determining the premium to be charged, the property-casualty subsidiaries utilize data from past claims experience and anticipated claims estimates along with commissions and general expenses. Historically, there has been more price competition among property-casualty insurers than other types of insurers.

The operating results of the property-casualty insurance industry are subject to significant fluctuations from quarter to quarter and from year to year due to the effect of competition on pricing, the frequency and severity of losses incurred in connection with weather-related and other catastrophic events, general economic conditions, and other factors such as changes in tax laws and the regulatory environment.

The following table sets forth the premiums earned and income during the periods reported:

                                                 Year Ended December 31
                                                 (Amounts in Thousands)
                                            1996        1995          1994
                                            ----        ----          ----
Net premiums earned:
      Fire, Allied lines, and Homeowners   $13,835    $13,316       $12,928
      Automobile                             6,181      4,114         6,559
      Other                                  2,205      2,039         1,619
                                             -----      -----         -----
                                           $22,221    $19,469       $21,106
                                            ======     ======        ======

Income before income taxes                 $ 1,192    $   651       $  4,560
                                             =====     ======         ======

Life Insurance Segment

The Company's life insurance business is conducted by National Security Insurance Company (Life Company), a wholly owned subsidiary organized in 1967. The Life Company is licensed to write insurance in five states. The following table indicates those states which accounted for 5% or more of the total direct premiums collected by the Life Company in 1996:
                                                            Percentage of Total
            State                                             Direct Premiums

           Alabama                                                  85
           Mississippi                                               9
           Georgia                                                   5

The Life Company primarily writes home service life insurance products, which means its agents collect premiums and sell new products directly at the home or other premises of the insured. The products primarily consist of term and whole life insurance and accident and health insurance. The Life Company does not sell annuities.

Term life insurance policies provide death benefits if the insured's death occurs during the specific premium paying term of the policy and generally do not include a savings or investment element in the policy premium. Whole-life insurance policies demand a higher premium than term life, but provide death benefits which are payable under effective policies regardless of the time of the insured's death and have a savings and investment element which may result in the accumulation of a cash surrender value.

Accident and health business is primarily home service products and accident policies sold through schools. Accident and health insurance provides coverage for losses sustained through sickness or accident and includes individual hospitalization and accident policies, group supplementary health policies and specialty products, such as cancer policies. These policies generally provide a stated benefit and have not experienced the escalating health care costs which many health and accident insurance policies have experienced in recent years.

The following table sets forth certain information respecting the development of the Life Company's business:

                                                         Year Ended December 31
                                                         (Amounts in Thousands)
                                              1996      1995        1994
                                             ----       ----        ----
Life insurance in force at end of period:
  Ordinary-whole life                       $ 67,000   $ 71,900   $ 72,000
           term life                          42,000     40,000     44,000
  Industrial                                  36,000     38,000     40,000
  Other                                          100        100      1,000
                                             -------   --------    -------
                                             145,100    150,000    157,000
                                             =======    =======    =======

New life insurance issued:
  Ordinary-whole life                       $ 26,000   $ 31,000   $ 67,000
           term life                          12,000     18,000     19,000
  Industrial                                       0      1,000      2,000
  Other                                          100      1,000      1,000
                                              -------   -------    -------
                                               38,100    51,000     89,000
                                             ========  ========     ======

Net premiums earned:
  Life insurance                            $  3,194   $  3,331   $  3,415
  Accident and health insurance                1,239      1,572      1,768
                                               -----      -----      -----
                                               4,433      4,903      5,183
                                              ======      =====      =====

Investments

The insurance subsidiaries are regulated as to the types of investments which they may make and the amount of funds they may maintain in any one type of investment. Through its investment policy, the Company seeks to conserve its capital resources and assets, meet the investment requirements of its reserves and provide a reasonable return on investments.

The following table sets forth certain information respecting the Company's investments at the date shown:

                                                          Year Ended December 31
                                                               1996      1995
                                                              -------   -------
Investment Securities held-to-maturity,  at amortized cost
  (estimated fair value: 1996 - $36,038, 1995 - $36,679) .... $35,413   $38,427
Investment Securities available-for-sale,  at market
  (cost: 1996 - $21,419, 1995 - $17,421) ....................  32,716    27,451
Mortgage loans on real estate, at cost ......................     405       484
Investment real estate, at cost .............................   1,659     1,880
Policy loans ................................................     622       627
Short-term investments ......................................   4,575     2,616
                                                               -------   -------
                                                               75,390    71,485
                                                              =======   =======

The results with respect to the foregoing investments are as follows:

                                                          Year Ended December 31
                                                           1996    1995     1994
Net investment income .................................  $3,990  $4,311  $ 4,001
Average yield on investments ............................  5.4%    6.0%     5.6%
Economic yield on investments (includes realized and
                unrealized investment gains) ............ 10.7%   13.0%     3.1%
Net realized gains on investments (before income taxes) . 1,839 1,650 1,720 Changes in net unrealized gains on investments
               (before income taxes) .....................2,034   3,356  (3,509)


As of December 31, 1996, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

Maturity Schedule (Amounts in thousands)

                             Available  Held to           Percentage
    Maturity                 for sale   Maturity    Total  of Total

Maturity in less than 1 year .$  500     $ 4,006   $ 4,506    10.0%
Maturity in 1-5 years ........ 2,756       7,421    10,177    22.5
Maturity in 5-10 years ....... 3,266      12,333    15,599    34.6
Maturity after 10 years ...... 3,223      11,652    14,875    32.9
                              ------     -------   -------   -----

Totals .......................$9,745     $35,413   $45,157    100.0%
                              ======      =======  =======    =====

Certain Information Regarding Insurance Activities

Marketing and Distribution

The Life Company's products are marketed through a field force of agents and service representatives who are employees of the Life Company. The Fire Company's products are marketed through a network of independent agents and brokers, who are independent contractors and who generally maintain relationships with one or more competing insurance companies.

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions incurred by the Life Company in 1996 averaged approximately 27.8% of premiums. Commissions incurred by the Fire Company in 1996 averaged approximately 17.2% of premiums and ranged from 12.5% to 22.5% depending on the type and amount of insurance sold. During 1996, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries.

The Life Company management is in the process of implementing changes in collection of premium payments, and possibly the method of marketing. If the policyholder so elects, he or she may begin making payments by mail to the home office rather than have a home service agent come to their house every month and collect premiums. This change is being implemented in response to the change in lifestyles of our policyholders. It is increasingly difficult to reach policyholders at home until early evening, and they are usually to busy to be bothered. Those who elect to pay by mail will still be provided service by an area representative for help with claims and policy related questions. If there is widespread acceptance of this method of payment, it is possible that this could lead to reductions in the number of Life Company agents. Also, because it is becoming increasingly difficult to employ high quality people to contact our policy owners at home, Life Company management is considering changes in the method of marketing of life insurance products. However, these plans are in the preliminary stages at this time.

Reinsurance

Both insurance subsidiaries customarily reinsure with other insurers certain portions of the insurance risk. The primary purpose of such reinsurance arrangements is to enable the Company to limit its risk on individual policies, and in the case of property insurance, limit its risk in the event of a catastrophe in various geographic areas. A reinsurance arrangement does not discharge the issuing company from primary liability to the insured, and the issuing company is required to discharge its liability to the insured even if the reinsurer is unable to meet its obligations under the reinsurance arrangements. Reinsurance, however, does make the reinsurer liable to the issuing company to the extent of any reinsurance in force at the time of the loss. Reinsurance arrangements also decrease premiums retained by the issuing company since that company pays the reinsuring company a portion of total premiums based upon the amount of liability reinsured.

The Life company generally reinsures all risks in excess of $30,000 with respect to any one policy. The Fire Company generally reinsures with third parties any liability in excess of $100,000 on any one policy. In addition, the Fire Company has catastrophe excess reinsurance which protects it in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 1994, 1995, and 1996, the Fire Company had catastrophe protection up to a $26 million loss. On a $26 million catastrophe loss, the Fire Company would pay about $7 million and reinsurers would pay $19 million.

In addition to catastrophe reinsurance, the Fire Company also had three quota share reinsurance agreements as follows:

1. 81% quota share on commercial and other property exposure written by Anchor General Agency.
2.  90% quota share on casualty exposure written by Anchor General Agency.
3.  50% quota share on ocean marine exposure.

Reserve liabilities

The Life Company maintains reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense, and withdrawals determined at the time the policies were issued. As of December 31, 1996, the total reserves of the Life Company (including the reserves for accident and health insurance) were approximately $18.5 million. The Life Company believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that such reserves are adequate to provide for future policy benefits. Wakely & Associates, consulting actuaries, provided actuarial services in calculating reserves.

The property-casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property-casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 1996, the property-casualty subsidiaries had reserves for unpaid claims of approximately $19 million before subtracting unpaid claims which will be due from reinsurers of $9.6 million leaving net unpaid claims of $9 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 1996, 1995 or 1994. The Company believes such reserves are adequate to provide for settlement of claims. The Fire Company's loss reserves are calculated by employees of the Company. Nancy Watkins, an independent consulting actuary, certified the reserves.

Underwriting Activities

The insurance subsidiaries maintain underwriting departments which seek to evaluate the risks associated with the issuance of an insurance policy. The Life Company accepts standard risks and, to an extent, substandard risks and engages medical doctors who review certain applications for insurance.

In the case of the property-casualty subsidiaries, the underwriting staff attempts to assess, in light of the type of insurance sought by an applicant, the risks associated with a prospective insured or insurance situation. Depending upon the type of insurance involved, the process by which the risks are assessed will vary. In the case of automobile liability insurance, the underwriting staff assesses the risks involved in insuring a particular driver, and in the case of fire insurance, the underwriting staff assesses the risks involved in insuring a particular dwelling. Where possible, the underwriting staff of the property-casualty insurance subsidiary utilizes standard procedures as guides that quantify the hazards associated with a particular business activity. In general, the property-casualty subsidiaries specialize in writing nonstandard risks.

The nonstandard market in which the property-casualty subsidiaries operate reacts to general economic conditions in much the same way as the standard market. When insurers' profits and equity are strong, companies generally cut rates or not seek increases. Also, underwriting rules are less restrictive. As profit and/or capital fall, companies tighten underwriting rules, and seek rate increases. Premiums in the nonstandard market are higher than the standard market because of the increased risk of the insured, which generally comprises more frequent claims. Drivers of autos who have prior traffic convictions are one such increased risk which warrants higher premiums. Low valued dwellings and mobile homes also warrant higher premiums because of the nature of the risk. The costs of placing such nonstandard policies and making risk determinations are similar to those of the standard market. The added costs due to more frequent claims servicing is reflected in the higher premiums which are charged.

Regulation

The insurance subsidiaries are each subject to regulation by the insurance departments of those states in which they are licensed to conduct business. Although the extent of regulation varies from state to state, the insurance laws of the various states generally establish supervisory departments having broad administrative powers with respect to, among other matters, the granting and revocation of licenses to transact business; the licensing of agents; the establishment of standards of financial solvency, including reserves to be maintained, the nature of investments and, in most cases premium rates; the approval of forms and policies; and the form and content of financial statements. These regulations have as their primary purpose the protection of policyholders and do not necessarily confer a benefit upon stockholders.

Many states in which the insurance subsidiaries operate, including Alabama, have laws which require that insurers become members of guaranty associations. These associations guarantee that benefits due policyholders of insurance companies will continue to be provided even if the insurance company which wrote the business is financially unable to fulfill its obligations. To provide there benefits, the associations assess the insurance companies licensed in a state that write the line of insurance for which coverage is guaranteed. The amount of an insurer's assessment is generally based on the relationship between that company's premium volume in the state and the premium volume of all companies writing the particular line of insurance in the state. The Company paid $18,700, $142,721, and $33,967 in various association assessments in 1996, 1995, and 1994 respectively. These payments are principally related to association costs incurred due to the insolvency of various insurance companies. Future assessments depend on the number and magnitude of insurance company insolvencies and such assessments are therefore difficult to predict.

Most states have enacted legislation or adopted administrative rules and regulations covering such matters as the acquisition of control of insurance companies, transactions between insurance companies and the persons controlling them. The National Association of Insurance Commissioners has recommended model legislation on these subjects and all states where the Company's subsidiaries transact business have adopted, with some modifications, that model legislation. Among the matters regulated by such statutes are the payments of dividends. These regulations have a direct impact on the Company since its cash flow is substantially derived from dividends from its subsidiaries. However, the Company has not had nor does it foresee a problem obtaining the necessary funds to operate because of the regulation.

Competition

The insurance subsidiaries are engaged in a highly competitive business and compete with many insurance companies of substantially greater financial resources, including stock and mutual insurance companies. Mutual insurance companies return profits, if any, to policyholders rather than stockholders; therefore, mutual insurance companies may be able to charge lower net premiums than those charged by stock insurers. Accordingly, stock insurers must attempt to achieve competitive premium rates through greater volume, efficiency of operations and control of expenses.

The Life Company primarily markets its life and health insurance products through the home service system. Direct competition comes from other home service companies, of which there are many. The Life Company's life and health products also compete to a lesser extent with products sold by ordinary life companies. The Life Company writes policies primarily in Alabama. The market share of the total life and health premiums written is small because of the number of insurers in this highly competitive field. The primary methods of competition in the field are service and price. The Life Company attempts to price its products with other home service companies. Because of the increased costs associated with a home service company, premium rates are generally higher than ordinary products, so competition from these ordinary insurers must be met through service and home collection of premium.

The property-casualty subsidiaries market their products through independent agents and brokers, concentrating on low value dwellings and nonstandard auto coverage. The Fire Company, though one of the larger writers of low-value dwelling fire insurance in Alabama, nevertheless faces a number of competitors in this niche. Moreover, larger general line insurers also compete with the Fire Company. The market share in states other than Alabama is small. Price is the primary method of competition. Due to the method of marketing through independent agents, commission rates and service to the agent are also important factors in whether the independent agent agrees to offer the Fire Company's products over its competitors.

Inflation

The Company has not determined the effects of inflation on its operations, but it shares the same risks from inflation as other companies. Inflation causes operating expenses to increase and erodes the purchasing power of the Company's assets. A large portion of the Company's assets are invested in fixed maturity investments. The purchasing power of these investments will be less at maturity because of inflation. This is generally offset by the reserves which are a fixed liability and will be paid with cheaper dollars. Also, inflation tends to increase investment yields, which may reduce the impact of the increased operating expenses caused by inflation.

Item 2.  Properties

The Company owns no property. The Life insurance subsidiary owns its principal executive offices located at 661 East Davis Street, Elba, Alabama. The executive offices are shared by the insurance subsidiaries. The building was constructed in 1977 and consists of approximately 26,000 square feet. The Company believes this space to be adequate for its foreseeable future needs. The Company's subsidiaries own certain real estate properties, including approximately 2,700 acres of timberland in Alabama.

Item 3.  Legal Proceedings

The Company and its subsidiaries continue to be named as parties to litigation related to the conduct of their insurance operations. Further information regarding details of pending suits can be found in note 11 to the consolidated financial statements.

Item 4.  Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 1996.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The capital stock of the Company is traded in the Over-the-Counter (OTC) market. Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ). The trade symbol is NSEC.

The number of shareholders of the Company's capital stock as of January 31, 1997, was approximately 1,100.

                            Stock Bid Prices                   Dividends
                       High                   Low                 Per Share
1996
      First Quarter    $14                    $12                   $.16
      Second Quarter    14                     11 5/8                .16
      Third Quarter     14 1/4                 12                    .16
      Fourth Quarter    14 1/4                 12 1/2                .17

1995
     First Quarter      $18                   $16 3/8               $.15
     Second Quarter      17 1/2                16                    .15
     Third Quarter       17 1/2                15                    .15
     Fourth Quarter      16                    12 1/4                .16

Item 6.  Selected Financial Data
         (Amounts in thousands, except per share)

Operating results               1996     1995    1994     1993       1992
                               -------  ------  -------  -------    ------

     Net premiums earned ......$26,654  $24,372  $ 26,289  $29,240  $21,069
     Net investment income ....  3,935    4,311     4,001    3,894    3,738
     Net realized investment
          gains ...............  1,839    1,650     1,720      661      855
     Other income .............    582      505       400      602      311
                               -------   ------   --------  -------   -------
Total revenues ................$33,010   $30,838 $ 32,410   $34,397   $25,973
                               =======   =======  ========  =======   =======

Income before extraordinary
     Items ....................$ 1,356   $   214 $  3,674   $ 3,438   $ 3,755
Extraordinary gain ............      0         0        0       263         0
                               -------   -------  --------  -------    -------
                               $ 1,356   $   214 $  3,674   $ 3,701   $ 3,755
                               =======   =======  ========  =======   =======

Net income per share before
     extraordinary items ......$  0.58   $  0.09  $   1.57  $  1.47   $  1.61
Extraordinary gain ............   0.00      0.00      0.00     0.11      0.00
                               -------   -------  --------  -------    -------
                               $  0.58   $  0.09  $   1.57  $  1.58   $  1.61
                               =======   =======  ========  =======    =======




Other Selected Financial Data

Total shareholders' equity ....$40,519   $39,774  $ 38,482  $39,140   $35,806

Book value per share ..........$ 17.43   $ 17.11  $  16.44  $ 16.73   $ 15.30

Dividends per share ...........$  0.65   $  0.61  $   0.57  $  0.52   $  0.47

Net change in unrealized
     capital gains (net of tax)$   968   $ 2,726  ($ 3,030) $   850   $   937

Total assets ..................$98,219   $97,266  $ 89,986  $86,875   $70,574

Item 7.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included elsewhere herein.

Results of Operations

Consolidated Results of Operations: Consolidated net income from The National Security Group was $1.356 million in 1996 compared to $214,000 in 1995 ($3.674 million in 1994). Consolidated revenues were $33 million in 1996 compared to $30.8 million in 1995 ($32.4 million in 1994).

Industry Segment Data

Certain financial information for The National Security Group's three segments (life and accident and health insurance, property and casualty insurance, and other) is summarized as follows:

Premium revenues:            1996       %      1995      %       1994        %
                            --------  -----  -------- -----   --------     -----
Life and accident and health
  insurance ................$ 4,433   16.6   $ 4,903   20.1   $  5,183      19.7
Property and casualty
  insurance ................ 22,221   83.4     19,469   79.9     21,106     80.3
                            --------   -----   -------- -----  --------    -----
                            $26,654   100.0   $24,372  100.0   $ 26,289    100.0

Income before taxes and cumulative effect adjustment:
                             1996       %        1995       %     1994     %
                            --------   -----   --------  -----  --------  -----
Life and accident and
  health insurance .........$ 1,071   (64.5)  $  (178)  (64.5) $   639      13.7
Property and casualty
 insurance .................  1,192    235.9      651   235.9     4,560    97.6
Other ......................  (642)   (71.4)     (197)  (71.4)    (528)   (11.3)
                            --------   -----   -------- -----   --------   -----
                            $ 1,621    100.0   $  276   100.0  $  4,671    100.0
                            ========   =====  ========  =====   ========   =====


Life and Accident and Health Insurance Operations: Premium income was $4.4 million in 1996, down 9.5% from $4.9 million in 1995, as a result of decreased sales of both, life insurance, and accident and health insurance. The primary reason for the decrease is due to reductions in field agents and losses of significant amounts of business in Mississippi. Premium income was down 5% for 1995 compared to 1994. The primary reason for this decrease was due to a reduction of more than 25% in the life insurance sales force during 1994 and early 1995. As it is becoming increasingly difficult to hire and maintain high quality home service agents, the Life Company expects to make some changes in its method of selling new life insurance products in the near future.

As a result of the decrease in the life insurance sales force, general expenses before litigation and sales commissions fell slightly in 1996 compared to 1995. Sales commissions dropped 17% from $1.34 million in 1994 to $1.12 million in 1995. General expenses before litigation costs decreased 6.7% in 1996 compared to 1995 primarily due to decreased legal expenses and insurance expenses. General expenses before litigation cost in 1995 declined $137,000 compared to 1994, a 7% decrease.

Pretax earnings were much improved in 1996 at $1.07 million compared to $(178,000) in 1995. The primary reason for the improvement was that litigation expenses decreased by over $1.5 million. Pretax earnings of $(178,000) in 1995 compared to $639,000 in 1994, reflected a decrease in realized investment gains, and a continued hostile legal environment. Litigation expenses totaled $2.32 million and $2.22 million in 1995 and 1994 respectively.

Property & Casualty Operations: Premium income was $22.2 million in 1996 compared to $19.5 million in 1995. The primary reason for the increase was due to the increase in premiums from new commercial and private passenger automobile programs in the states of Louisiana, and Georgia. Growth from these programs is expected to continue in 1997 though at more moderate levels than in 1996. The property -casualty subsidiaries are expected to expand automobile insurance into two additional states by mid to late 1997. These programs are still in the planning stages at this point and premium projections are not yet available. Premium income of $19.5 million in 1995, was down nearly 8% from the 1994 total of $21.1 million, a result of the decision to discontinue a commercial automobile program during 1994 and a private passenger automobile program in 1995.

Pretax earnings were $1.19 million in 1996 up 83% from $651,000 in 1995. Earnings were up primarily due to the adverse impact of Hurricane Opal on 1995 earnings. Earnings in 1996 were still below previous levels due to increased fire and windstorm losses in the low value dwelling program. Pretax earnings of $651,000 in 1995 were down 86% from the 1994 total of $4.56 million. Several factors contributed to the decrease in earnings in 1995, the most noteworthy of which was Hurricane Opal which ripped through Alabama, where more than 60% of property and casualty net written premiums are produced. Total property losses incurred by the company exceeded $3 million. However, after catastrophe reinsurance recoveries, the pretax loss was about $2 million. Also contributing to the decrease in pretax earnings was a change in Alabama's insurance premium tax law which led to an increase in premium taxes of more than $500,000. Litigation settlements and legal expenses were more than $400,000 in 1995, and the decrease in premium revenues accounted for the remainder of the decrease in pretax income.

A measure used to analyze a property/casualty insurer's underwriting performance is the statutory combined ratio. It is the sum of two ratios:

         a. The loss and loss expense ratio, which measurers losses and loss adjustment expenses incurred as a percentage of premiums earned.

         b. The underwriting expense ratio, which measurers underwriting expenses incurred (e.g., agents' commissions, premium taxes, and other administrative underwriting expenses) as a percentage of premiums written during the year.

         The results of these ratios for the past three years were:

                                      1996      1995     1994
                                      ----      ----     ----
         Loss and LAE Ratio           79.8%     82.8%    64.2%
         Underwriting Expense Ratio   30.9%     31.4%    28.0%
                                      -----    -----     -----
         Combined Ratio              110.7%    114.2%    92.2%

The combined ratio for 1996, though improved over 1995 was still higher than historical averages for the property-casualty subsidiaries. The primary reason for the high combined ratio was higher than normal incurred losses in the low value dwelling program in the first quarter of 1996. These losses were attributable to the colder than normal winter which led to more fire losses and several tornado producing storms which hit the Southeastern United States. The combined ratio for 1995 increased significantly over 1994 due to losses sustained in Hurricane Opal.

Maintaining a combined ratio below 100%, which indicates that the company is making an underwriting profit, depends upon many factors including hurricane activity in the Gulf of Mexico, strict underwriting of risks, and adequate and timely premium rates. A major hurricane, such as Opal, hitting the coast of Alabama, Mississippi, Louisiana, or Texas could cause the combined ratio to fluctuate materially from prior years. The fire & casualty subsidiary maintains catastrophe insurance to minimize the effect of a major catastrophe.

Asset Portfolio Review: The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. At December 31, 1996, the company's holdings in debt securities amounted to 66% of total investments and 51% of total assets. The following is a breakdown of the bond portfolio quality according to National Association of Insurance Commissioners (NAIC) Securities Valuation Office (SVO) rating standards, and the nationally recognized rating organization equivalents of Moody's and Standard and Poor's:
                                       13

                     SVO Equivalents                   % of Total
SVO Class    Moody's      Standard and Poor's       Bond Portfolio
---------    -------      -------------------       --------------
 1          Aaa to A3         AAA to A-                  88.5
 2          Baa to Baa3       BBB+ to BBB-                8.5
 3          Ba1 to Ba3        BB+ to BB-                  1.2
 4          B1 to B3          B+ to B-                    1.8
 5          Caa to Ca         CCC+ to C                   0.0
 6          C                 Ci to D                     0.0

As of January 1, 1994, the Company adopted Financial Accounting Standards Board Statement 115 and reclassified a portion of its fixed maturity securities portfolio as "available-for-sale," with the remainder being classified as "held-tomaturity." With that reclassification, the fixed maturity securities classified as "available-for-sale" are carried at fair value and changes in fair values, net of related income taxes, are charged or credited to shareholders' equity (see Note 3 to the consolidated financial statements).

The insurance subsidiaries' fixed maturity securities include mortgage-backed bonds, primarily collateralized mortgage obligations (CMO's), of $11.2 million at December 31, 1996 and 1995. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Securities that are purchased at a premium to par value and prepay faster than expected will incur a reduction in yield or loss. Securities that are purchased at a discount to par value and prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

The Company limits the extent of its credit risk by purchasing securities that are backed by stable collateral, the majority of the assets are guaranteed by U.S. government sponsored entities. Also, substantially all of the subsidiaries' CMO's are Planned Amortization Class (PAC) bonds. PAC bonds are typically the lowest risk CMO's, and provide greater cash flow predictability. Such securities with reduced risk typically have a lower yield, but higher liquidity, than higherrisk mortgage backed bonds. To reduce the risk of loss of principal should prepayments exceed expectations, the Company does not purchase mortgage backed securities at significant premiums over par value.

The Company's investment approach in the equity markets is based primarily on a fundamental analysis of value. This approach requires the investment committee to invest in well managed, primarily dividend paying companies, which have a low debt to capital ratio, above average return on net worth for a sustained period of time, and low price to book value or low volatility rating (beta) relative to the market. The dividends provide a steady cash flow to help pay current claim liabilities, and it has been the Company's experience that by following this investment strategy, investment results have been superior to those offered by bonds, while keeping the risk of loss of capital to a minimum.

Liquidity and Capital Resources: Due to regulatory restrictions, the majority of the Company's cash is required to be invested in investment-grade securities to provide ample protection for policyholders. The liabilities of the insurance subsidiaries are of various terms and, therefore, those subsidiaries invest in securities with various maturities spread over periods usually not exceeding 10 years.

The liquidity requirements for the Company are primarily met by funds generated from operations of the life insurance and property/casualty insurance subsidiaries. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash for both the life and property/casualty businesses, while applications of cash are applied by both businesses to the payment of policy benefits, the cost of acquiring new business (principally commissions), operating expenses, purchases of new investment, and in the case of life insurance, policy loans.

The National Security Group's consolidated statement of cash flows indicate that operating activities provided (used) cash of $1.45 million, $(3.6) million, $1 million in 1996, 1995, and 1994 respectively. Those statements also classify the other sources and uses of cash by investing activities, and financing activities and disclose the amount of cash available at the end of the year to meet the Company's obligations.
                                       14

The primary reason for the increase in cash provided by operating activities for 1996 was the increased cash flow from the new automobile programs. The primary reason for the large increase in cash used for operating activities in 1995 was Hurricane Opal which hit Alabama in early October. The cash provided from the sale of available-for-sale securities helped offset the increase in cash required to pay hurricane claims.

The Company has standby letters of credit in the amount of $25,000. These letters are used to guarantee obligations of the property/casualty subsidiary under assumed reinsurance contracts. The letters of credit are secured by certain invested assets of the Company. The Company also routinely incurs liability for declared but unpaid dividends. Long term liquidity needs of the Company constitute only those items which are directly related to the principal business operations of the Company. The Company has no long term debt.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. On December 31, 1996, the Company had no known impairments of assets or changes in operation which would have a material adverse effect upon liquidity. Approximately 75% of the Company's assets are invested in cash, investment grade fixed income securities, short-term investments and broadly traded equity securities which are highly liquid. The values of these investments are subject to the conditions of the markets in which they are traded. Past fluctuations in these markets have had little effect on the liquidity of the Company. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

Except as discussed in Note 11 to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect in its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in note 8 to the consolidated financial statements, in 1997, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $800,000 in the life insurance subsidiary and $2.4 million in the property/casualty insurance subsidiary. However, that condition poses no short-term or long-term liquidity concerns for the parent company.

Statutory Risk-Based Capital of Insurance Subsidiaries: The NAIC has adopted Risk-Based Capital (RBC) requirements for life/health and property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within levels, each of which requires corrective action. The levels and ratios are as follows:

                                          Ratio of Total Adjusted Capital to
                                            Authorized Control Level RBC
         Regulatory Event                     (Less Than or Equal to)
         Company action level                          2
         Regulatory action level                       1.5
         Authorized control level                      1
         Mandatory control level                       0.7

The ratios of Total  Adjusted  Capital to  Authorized  Control Level RBC for The
National   Security   Group's   life/health  and   property/casualty   insurance
subsidiaries are all in excess of eight to one at December 31, 1996.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $10.1 million and $12.1 million at December 31, 1996 and 1995, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 8.31 and 10.4 at December 31, 1996 and 1995 respectively. Accordingly, National Security Insurance Company meets the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $24.1 million and $23.9 million at December 31, 1996 and 1995, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 8.3 and 10.6 at December 31, 1996 and 1995 respectively. Accordingly, National Security Fire & Casualty Company meets the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $5.2 million and $5.2 million at December 31, 1996 and 1995, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 10.7 and 90.11 at December 31, 1996 and 1995 respectively. Accordingly, Omega One Insurance Company meets the minimum RBC requirements.

Item 8.  Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Consolidated Financial Statements:

     Report of Independent
      Certified Public Accountants ......................................     18

     Consolidated Statements of Income -
      Years Ended December 31, 1996, 1995, and 1994......................     19

     Consolidated Balance Sheets - December 31, 1996 and 1995...........      20

     Consolidated Statements of Shareholders' Equity -
      Years Ended December 31, 1996, 1995, and 1994......................     21

     Consolidated Statements of Cash Flows -
      Years Ended December 31, 1996, 1995, and 1994......................     22

     Notes to Consolidated Financial Statements - December 31, 1995......     23

Financial Statement Schedules:

     Report of Independent Certified Public Accountants on
      Financial Statement Schedules......................................     34

     Schedule I.  Summary of Investments - December 31, 1996 and 1995....     35

     Schedule III.  Condensed Financial Information of Registrant -
      December 31, 1996 and 1995..........................................    36

     Schedule V.  Supplementary Insurance Information -
      December 31, 1996, 1995, and 1994..................................     40

     Schedule VI.  Reinsurance -
      Years Ended December 31, 1996, 1995, and 1994......................     41

     All other Schedules are not required under related instructions or are inapplicable and therefore have been omitted.

                        The National Security Group, Inc.

               Report of Independent Certified Public Accountants

To the Board of Directors
and Shareholders of
The National Security Group, Inc.


We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31,1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Security Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Birmingham, Alabama
February 14, 1997                      Dudley, Hopton-Jones, Sims & Freeman PLLP

                        THE NATIONAL SECURITY GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  (Dollars in thousands
                                                                except per share amounts)
                                                                   Years ended December 31,

                                                                1996       1995       1994
                                                                ----       ----       ----
REVENUES
   Net premiums earned...................................    $ 26,654    $ 24,372   $ 26,289
   Net investment income .................................      3,935       4,311      4,001
   Net realized investment gains .........................      1,839       1,650      1,720
   Other income ..........................................        582         505        400
                                                             --------    --------   --------
                                                               33,010      30,838     32,410
                                                             --------    --------   --------
BENEFITS AND EXPENSES
   Policyholder benefits paid or provided ................     19,677      17,721     15,406
   Amortization of deferred policy acquisition costs .....        995       1,142      1,388
   Commissions ...........................................      3,726       3,539      3,980
   General insurance expenses ............................      5,515       6,709      5,968
   Insurance taxes, licenses and fees ....................      1,367       1,339        865
   Interest expense ......................................        109         112        132
                                                             --------    --------   --------
                                                               31,389      30,562     27,739
                                                             --------    --------   --------
                             Income Before Income Taxes         1,621         276      4,671
                                                             --------    --------   --------
INCOME TAX EXPENSE
   Current ...............................................        421          45      1,244
   Deferred ..............................................       (156)         17       (247)
                                                             --------    --------   --------
                                                                  265          62        997
                                                             --------    --------   --------

                                              Net Income    $   1,356    $    214   $  3,674
                                                             ========    ========   ========
EARNINGS PER COMMON SHARE

                                              Net Income    $     .58    $    .09   $   1.57
                                                             ========    ========   ========





See accompanying notes to consolidated financial statements.

                        THE NATIONAL SECURITY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                    (Dollars in thousands)
                                                                                                         December 31,
                                                                                                       1996         1995
ASSETS                                                                                                ------       ------
Investments
   Securities held-to-maturity at amortized cost (estimated fair value: 1996 - $36,038
     1995 - $39,679)............................................................................... $  35,413    $  38,427
   Securities available-for-sale, at estimated fair value (cost: 1996 - $21,419, 1995 - $17,421)...    32,716       27,451
   Mortgage loans on real estate, at cost..........................................................       405          484
   Investment real estate, at cost (accumulated depreciation: 1996 - $35, 1995 - $33)..............     1,659        1,880
   Policy loans....................................................................................       622          627
   Short-term investments..........................................................................     4,575        2,616
                                                                                                       ------       ------
                                                                                 Total Investments     75,390       71,485

Cash...............................................................................................       147          201
Accrued investment income..........................................................................       803          880
Reinsurance recoverable............................................................................    12,488       11,892
Deferred policy acquisition costs..................................................................     4,013        3,400
Prepaid reinsurance premiums.......................................................................     1,908        5,253
Current income tax recoverable.....................................................................       258          829
Other assets.......................................................................................     3,212        3,326
                                                                                                       -------     --------

                                                                                      Total Assets  $  98,219    $  97,266
                                                                                                       =======     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and claims
   Policy liabilities.............................................................................. $  18,558    $  18,290
   Unearned premiums...............................................................................    10,398       12,467
   Claim liabilities...............................................................................    19,447       16,538
                                                                                                       ------       ------
                                                                                                       48,403       47,295

Checks outstanding in excess of bank balance.......................................................     1,516          595
Other policyholder funds...........................................................................     1,842        1,927
Other liabilities..................................................................................     3,087        5,039
Deferred income tax................................................................................     2,852        2,636
                                                                                                       ------       ------
                                                                                 Total Liabilities     57,700       57,492
                                                                                                       ------       ------
Contingencies

Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding...............
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding........
Common stock, $1 par value, 2,500,000 shares authorized and 2,339,848 shares issued................     2,340        2,340
Additional paid-in capital.........................................................................        17           17
Net unrealized appreciation on securities available-for-sale, net of deferred income taxes.........     7,941        6,973
Retained earnings..................................................................................    30,513       30,666
Treasury stock, at cost (14,700 shares)............................................................      (292)        (222)
                                                                                                      --------      -------
                                                                         Total Shareholders' Equity    40,519       39,774
                                                                                                      --------     -------
                                                         Total Liabilities and Shareholders' Equity $  98,219    $  97,266
                                                                                                      =======      =======



See accompanying notes to consolidated financial statements.

                       THE NATIONAL SECURITY GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                             (Dollars in thousands)

                                                                              Net
                                                                           Unrealized
                                                                          Appreciation
                                                             Additional   on Securities                              Total
                                                  Common      Paid-in     Available-     Retained    Treasury    Shareholders'
                                                  Stock       Capital       for-Sale     Earnings      Stock         Equity
Balance at January 1, 1994.......................$   1,560     $  17       $  7,245       $ 30,318     $  -         $ 39,140

   Effect of adopting SFAS 115...................    -           -               32          -            -               32

   Net income for 1994...........................    -           -             -             3,674        -            3,674
   Cash dividends ($.57 per share)...............    -           -             -            (1,334)       -           (1,334)
   Net decrease in unrealized appreciation of
     securities available-for-sale...............    -           -          ( 3,030)         -            -           (3,030)
   Shares issued under 3 for 2 stock split.......     780        -             -            (  780)       -            -
                                                   ------       ----         ------        -------       ----        --------

Balance at December 31, 1994.....................    2,340        17          4,247         31,878        -           38,482

   Net income for 1995...........................    -           -             -               214        -              214
   Cash dividends ($.61 per share)...............    -           -             -            (1,426)       -           (1,426)
   Net increase in unrealized appreciation of
     securities available-for-sale...............    -           -            2,726          -            -            2,726
   Treasury stock purchased......................    -           -             -             -          ( 222)        (  222)
                                                   ------       ----         ------        -------       ----        -------

Balance at December 31, 1995.....................    2,340        17          6,973         30,666      ( 222)        39,774

   Net income for 1996...........................    -           -             -             1,356        -            1,356
   Cash dividends ($.65 per share)...............    -           -             -            (1,509)       -           (1,509)
   Net increase in unrealized appreciation of
     securities available-for-sale...............    -           -              968          -            -              968
   Treasury stock purchased......................    -           -             -             -          (  70)        (   70)
                                                   ------       ----         ------        -------       ----        -------

Balance at December 31, 1996.....................$   2,340     $  17        $ 7,941       $ 30,513     $( 292)      $ 40,519
                                                   =======      ====         ======        =======       ====        =======

See accompanying notes to consolidated financial statements.

                        THE NATIONAL SECURITY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         (Dollars in thousands)
                                                                                          Year ended December 31,
                                                                                        1996           1995           1994
                                                                                        ----           ----           ----
Cash flows from operating activities:
Net Income........................................................................  $   1,356       $    214       $   3,674

Adjustments to reconcile net income to net cash provided by operating activities:
     (Increase) decrease in accrued investment income.............................         77        (     34)      (     65)
     Increase in reinsurance recoverable..........................................  (     596)       (  5,499)      (  3,181)
     Amortization of deferred policy acquisition costs............................        995           1,142          1,388
     Net realized gains on investments............................................  (   1,839)       (  1,648)      (  1,416)
     Policy acquisition costs deferred............................................  (   1,608)       (  1,019)      (  1,291)
     (Increase) decrease in current income taxes receivable.......................        571        (   829)          -
     Increase in deferred tax asset...............................................      -               -           (   246)
     Increase in prepaid reinsurance premiums.....................................      3,345        (   263)       (   585)
     Depreciation and amortization expense........................................        116             68            183
     Increase in policy liabilities and claims....................................      1,108           4,653          2,001
     Decrease in income tax payable...............................................      -            (   226)       (    25)
     Increase (decrease) in deferred income taxes.................................  (     156)            17           -
     Increase (decrease) in other liabilities.....................................  (   1,952)           420        (    71)
     Other, net...................................................................  (      37)       (   609)           612
                                                                                      -------         ------         ------
                              Net cash provided by (used for) operating activities      1,454        (  3,613)          978
                                                                                      -------         -------        ------
Cash flows from investing activities:
   Purchases of held-to-maturity securities.......................................  (   2,741)       (  3,486)      (  11,018)
   Purchases of available-for-sale securities.....................................  (   6,370)       (  1,411)      (   994)
   Purchase of real estate held for investment....................................  (      36)       (     5)          -
   Proceeds from maturities of held-to-maturity securities........................      5,774           2,238          3,143
   Proceeds from sales of available-for-sale securities...........................      4,474           3,623          6,421
   Proceeds from real estate held for investment..................................         81           1,666          -
   Proceeds from sales and maturities of short-term investments...................      -               2,319          2,463
   Receipts from repayment of loans...............................................         79             54            201
   Purchase of property and equipment.............................................  (      66)       (   344)       (    39)
   Proceeds from sale of property and equipment...................................      -                 65           -
   Purchases of short-term investments............................................  (   1,959)          -              -
                                                                                      -------         -------        -------
                              Net cash provided by (used for) investing activities  (     764)          4,719           177
                                                                                      -------         -------        -------
Cash flows from financing activities:
   (Decrease) increase in other policyholder funds................................  (      85)       (   230)             4
   Dividends paid.................................................................  (   1,509)       (  1,427)      (  1,334)
   Purchase of treasury stock.....................................................  (      70)       (   222)          -
   Increase in checks outstanding in excess of bank balances......................        921            595           -
                                                                                      -------         ------         -------
                                            Net cash used for financing activities  (     743)       (  1,284)      (  1,330)
                                                                                      -------         -------        -------
                                                   Net increase (decrease) in cash  (      53)       (   178)       (   175)

Cash at beginning of year.........................................................        201            379            554
                                                                                       -------         ------         ------
Cash at end of year...............................................................  $     147        $   201       $    379
                                                                                       =======         ======         ======
Cash paid during the year for:
   Interest.......................................................................  $     111        $   119       $    131
                                                                                       =======         ======         ======
   Income taxes...................................................................  $     531        $  1,100      $   1,064
                                                                                       =======         =======        =======






See accompanying notes to consolidated financial statements.

                        THE NATIONAL SECURITY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

Description of Major Products
NSIC is licensed in the states of Alabama, Georgia, Mississippi, Texas and Florida and was organized in 1947 to provide life and burial insurance policies to the home service market. Premiums sold and serviced by company agents primarily include industrial life, larger ordinary life, accident and health, limited hospital, cancer and low valued life insurance. NSFC operates in various property and casualty lines, the most significant of which are low valued dwelling property, home service fire, nonstandard automobile physical damage and liability, nonstandard commercial, ocean marine and inland marine. Omega operates in property and casualty lines, the most significant of which is commercial auto liability.

Basis of Presentation
The significant accounting policies followed by The National Security Group, Inc. and subsidiaries that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) which, as to the subsidiary insurance companies, differ from statutory accounting practices permitted by regulatory authorities.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:
National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO). During 1993, NSFC formed a wholly-owned subsidiary - Omega One Insurance Company (OMEGA). All significant intercompany transactions and accounts have been eliminated.

Investments
Effective January 1, 1994, the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This statement, among other things, requires investment securities (bonds, notes, common stock and preferred stocks) to be divided into one of three categories: held-to-maturity, available-for-sale, and trading.

The Company's securities are classified in two categories and accounted for as follows:

  o Securities Held-to-Maturity. Bonds, notes and redeemable preferred stock for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using methods which approximate level yields over the period to maturity.

  o Securities Available-for-Sale. Bonds, notes, common stock and non-redeemable preferred stock not classified as either held-tomaturity, or trading are reported at fair value, adjusted for other-than-temporary declines in fair value.

The Company and its subsidiaries have no trading securities.

Unrealized   holding   gains   and   losses,   net   of   tax,   on   securities
available-for-sale are reported as a net amount in a separate component of shareholders' equity until realized.

Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

The  initial  effect of  adopting  SFAS 115 at January 1, 1994 is  reported as a
$32,000    increase   in   net    unrealized    appreciation    on    securities
available-for-sale, net of deferred taxes.

Mortgage loans and policy loans are stated at the unpaid principal balance of such loans. Investment real estate is reported at cost, less allowances for depreciation computed on the straight-line basis. Short-term investments are carried at cost, which approximates market value. Investments with other than temporary impairment in value are written down to estimated realizable values.

                        THE NATIONAL SECURITY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 CONTINUED

Disclosures About Fair Value of Financial Instruments
In 1995, the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) which requires companies to disclose fair value information about certain financial instruments. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparision to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

SFAS No. 107 excludes certain financial instruments, particularly insurance liabilities other than financial guarantees and investment contracts, from its disclosure requirements. In evaluating the Company's management of interest rate and liquidity risk, the fair values of all assets and liabilities should be taken into consideration.

The fair values of cash, cash equivalents, short-term investments and balances due on account from agents, reinsurers and others approximate their carrying amounts as reflected in the consolidated balance sheets due to their short-term availabilty or maturity.

The fair values of debt and equity securities have been determined using values supplied by independent pricing services and are disclosed together with carrying amounts in Note 3.

The fair value of the mortgage loan portfolio was approximately equal to the carrying amount of $405,000 on December 31, 1996 and $484,000 on December 31, 1995.

As of December 31, 1996 and 1995, the fair value of policy loans approximated their carrying amount of $622,000 and $627,000, respectively.

The fair value of other policyholder funds on deposit is estimated to approximate carrying amount of $1,842,000 on December 31, 1996 and $1,885,000 on December 31, 1995.

Statement of Cash Flows
For purposes of reporting cash flows, cash includes cash-on-hand and demand deposits with banks.

Premium Revenues
Life insurance premiums are recognized as revenues when due. Property and casualty insurance premiums, less amounts ceded to reinsurers, are recognized on a pro rata basis over the terms of the policies. Reinsurance premiums assumed are recognized as reported by the ceding company.

Deferred Policy Acquisition Costs
The costs of acquiring new insurance business are deferred and amortized over the lives of the policies. Deferred costs include commissions, other agency compensation and expenses, and other underwriting expenses directly related to the level of new business produced.

Acquisition costs relating to life contracts are amortized over the premium paying period of the contracts, or the first renewal period of term policies, if earlier. Assumptions utilized in amortization are consistent with those utilized in computing policy liabilities.

The method of computing the deferred policy acquisition costs for property and casualty policies limits the amount deferred to a percentage of related unearned premiums.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 1 CONTINUED

Policy Liabilities
The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:
          Years of Issue                                Interest Rate
            1947 - 1968                                    4%
            1969 - 1978                               6% graded to 5%
            1979 - 1996                               7% graded to 6%

Mortality assumptions include various percentages of the 1955-60 and 1965-70 Select and Ultimate Basic Male Mortality Table. Withdrawal assumptions are based on the Company's experience.

Claim Liabilities
The liability for unpaid claims represents the estimated liability for claims reported to the Company and its subsidiaries plus claims incurred but not yet reported and the related adjustment expenses. The liabilities for claims and related adjustment expenses are determined using case-basis evaluations and statistical analyses and represent estimates of the ultimate net cost of all losses incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid claims and related adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations.

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding was 2,339,848 in 1996 and 2,337,090 in 1995 and $2,339,848 in 1994.
(See Note 12).

Reinsurance
In the normal course of business, NSFC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for prospective reinsurance contracts are reported as prepaid reinsurance premiums and amortized over the remaining contract period.

In the normal course of business, NSIC seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage contracts. NSIC retains a maximum of $30,000 of coverage per individual life. The cost of reinsurance is amortized over the contract period of the reinsurance.

Reclassifications
Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on the previously reported net income or shareholders' equity.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 2 - STATUTORY ACCOUNTING PRACTICES:
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which vary in certain respects from reporting practices prescribed or permitted by insurance regulatory authorities. The significant differences for statutory reporting include: (a) acquisition costs of acquiring new business are charged to operations as incurred, (b) life policy liabilities are established utilizing interest and mortality factors specified by regulatory authorities, (c) the Asset Valuation Reserve (AVR) and the Interest Maintenance Reserve (IMR) are recorded as liabilities, (d) deferred income taxes are not provided, and (e) non-admitted assets (furniture and equipment, agents' debit balances and prepaid expenses) are charged directly to surplus.

Statutory  net  gains  from  operations  and  capital  and  surplus,   excluding
intercompany transactions, are summarized as follows:

                                                                                               (Dollars in thousands)
                                                                                               Year ended December 31,
                                                                                           1996          1995        1994
                                                                                           ----          ----        ----
Net gain from operations:
   NSIC - including realized capital gains of $333, $121 and $584, respectively........$     749     $    (73)   $    346
                                                                                        ========      =======     =======
   NSFC - including realized capital gains of $1,506, $1,528 and $1,083, respectively..$     613     $    156    $  3,641
                                                                                        ========      =======     =======
   OMEGA...............................................................................$    (352)    $    164    $     53
                                                                                        ========      =======     =======
Statutory capital and surplus:
   NSIC - including AVR of $2,141, $1,772 and $579, respectively.......................$  10,079     $ 12,083    $  6,529
                                                                                        ========      =======     =======
   NSFC................................................................................$  22,384     $ 22,148    $ 20,844
                                                                                        ========      =======     =======
   OMEGA...............................................................................$   5,180     $  5,240    $  5,066
                                                                                        ========      =======     =======

The above amounts exclude allocation of overhead from the Company. NSIC, NSFC and OMEGA are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 3 - INVESTMENT SECURITIES:
The amortized cost and aggregate fair values of investments in securities are as follows:


                                                                                      (Dollars in thousands)
                                                                                        December 31, 1996
                                                                                      Gross         Gross
                                                                        Amortized    Unrealized   Unrealized     Fair
                                                                           Cost         Gains        Losses       Value

Available-for-sale securities:
   Corporate debt securities............................................. $    5,412    $     52     $   (305)   $  5,159
   U.S. treasury securities and obligations of U.S. government
      corporations and agencies..........................................      4,333          40        -           4,373
   Equity securities.....................................................     11,674      11,814         (304)     23,184
                                                                             --------     -------      -------     -------
                                                                    Total $   21,419    $ 11,906     $   (609)   $ 32,716
                                                                             ========     =======      =======     =======


                        THE NATIONAL SECURITY GROUP, INC.

NOTE 3 CONTINUED


                                                                           (Dollars in thousands)
                                                                              December 31, 1996

                                                                                        Gross         Gross
                                                                          Amortized    Unrealized   Unrealized     Fair
                                                                             Cost        Gains       Losses        Value
Held-to-maturity securities:
   Corporate debt securities.............................................$   16,037    $    236     $   (152)   $ 16,121
   Obligations of states and political subdivisions......................     5,005         496          -         5,500
   U.S. treasury securities and obligations of U.S. government
      corporations and agencies..........................................    14,371          70         ( 25)     14,417
                                                                            --------     -------      -------     -------
                                                                  Total  $   35,413    $    802     $   (177)   $ 36,038
                                                                            ========     =======      =======     =======


                                                                                   December 31, 1995
                                                                                   -----------------
Available-for-sale securities:
   Corporate debt securities.............................................$    4,592    $    151     $    385    $  4,358
   U.S. treasury securities and obligations of U.S. government
      corporations and agencies..........................................     3,786          88            1       3,873
   Equity securities.....................................................     9,043      10,311          134      19,220
                                                                           --------     -------      -------     -------
                                                                  Total  $   17,421    $ 10,550     $    520    $ 27,451
                                                                           ========     =======      =======     =======

Held-to-maturity securities:
   Corporate debt securities.............................................$   17,773    $    663     $     20    $ 18,416
   Obligations of states and political subdivisions......................     5,779         466            1       6,244
   U.S. treasury securities and obligations of U.S. government
      corporations and agencies..........................................    14,875         155           11      15,019
                                                                           --------     -------      -------     -------
                                                                 Total   $   38,427    $  1,284     $     32    $ 39,679
                                                                           ========     =======      =======     =======


The amortized cost and aggregate fair value of debt securities at December 31, 1996, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

                                              Amortized             Fair
                                                Cost                Value

Available-for-sale securities:
  Due in on e year or less ................$     500,048     $     500,000
  Due after one year through five years....    2,755,657         2,783,000
  Due after five years through ten years...    3,266,327         3,291,431
  Due after ten years......................    3,223,076         2,957,330
                                             ------------      ------------
                              Total        $   9,745,108     $   9,531,761
                                             ============      ============
Held-to-maturity securities:
  Due in one year or less..................$   4,006,349     $   3,997,120
  Due after one year through fiveyears.....    7,421,289         7,655,238
  Due after five years through ten years...   12,333,430        12,398,523
  Due after ten years......................   11,651,540        11,987,549
                                             ------------      ------------
                                Total      $  35,412,608     $  36,038,430
                                             ============      ============


Proceeds from the maturity or call of held-to-maturity securities during 1996 and 1995 were $5,773,992 and $2,237,576, respectively. Gross gains of $29,565 and $22,667 and gross losses of $342 and $4,926 for 1996 and 1995, respectively, were realized on those maturities or calls.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 3 CONTINUED

Proceeds from the sale of available-for-sale securities during 1996 were $4,473,791. Gross gains of $2,006,247 and gross losses of $1,879 for 1996 were realized on those sales.

NOTE 4 - NET INVESTMENT INCOME:
Major categories of investment income are summarized as follows:



                                                    (Dollars in thousands)
                                                    Year ended December 31,
                                             1996          1995           1994
                                             ----          ----           ----
Fixed maturities............................$   3,112   $   3,336       $  3,112
Equity securities...........................      559         663            721
Mortgage loans on real estate...............       39          45             52
Investment real estate......................       13          17             19
Policy loans................................       37          34             38
Other, principally short-term investments...      230         234            139
                                              --------   --------        -------
                                                3,990       4,329          4,081
Less:  Investment expenses..................      (55)       (18)           (80)
                                              --------   --------        -------
Net investment income.......................$   3,935   $   4,311       $  4,001
                                              ========   ========        =======



An analysis of investment gains follows:

                                                    Year ended December 31,
                                             1996           1995           1994
                                             ----           ----           ----
Net realized investment gains:
  Fixed maturities..........................$      12   $      56       $     57
  Other, principally equity securities......    1,827       1,594          1,663
                                             --------    --------        -------
                                            $   1,839   $   1,650       $  1,720
                                             ========    ========        =======


An analysis of the net increase (decrease) in unrealized appreciation on available-for-sale securities follows:


                                                    Year ended December 31,
                                             1996          1995           1994
                                             ----          ----           ----
Net increase (decrease) in unrealized
  appreciation on available-for-sale
  securities before deferred income tax....$   1,340   $   3,356      $(  3,509)
Deferred income tax .......................     (372)       (630)           479
                                            --------     --------        -------

Net increase (decrease) in unrealized
 appreciation on available-for-sale
  securities...............................$     968   $   2,726      $(  3,030)
                                            ========     ========        =======



Investment real estate with a carrying value of approximately $2,000,000 produced insignificant income during each of the two years in the period ended December 31, 1995. This property was sold during the year ended December 31, 1995.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 5 - INCOME TAXES:
Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reasons for these differences and the approximate tax effects are as follows:

                                                         Year ended December 31,
                                                           1996   1995    1994
                                                           ----   ----    ----

Federal income tax rate applied to pre-tax income..........$ 551  $ 94  $ 1,588
Special deductions allowed small life insurance companies..   -     -    (  348)
Dividends received deduction and tax-exempt interest.......( 256) (261)  (  291)
Other, net.................................................(  30)  229       48
                                                           ------ -----   ------

Federal income tax expense.................................$ 265  $ 62   $   997
                                                            ====  =====    =====

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                    (Dollars in Thousands)
                                                  December 31,      December 31,
                                                      1996              1995

Deferred policy acquisition costs..................  $( 1,364)         $( 1,138)
Policy liabilities.................................       516              499
Unearned premiums..................................        440              353
Claim liabilities..................................        329              291
General insurance expenses.........................        582              314
Unrealized gains on securities available-for-sale..    ( 3,355)         ( 2,983)
Other..............................................       -                  28
                                                        ------            -----
Net deferred tax liabilities.......................  $( 2,852)         $( 2,636)
                                                        ======            ======
The approximate income tax effects of changes in temporary differences are as follows:

                                          Year ended December 31,
                                         1996             1995              1994
                                         ----             ----              ----

Deferred policy acquisition costs        226        $(    59)          $(    33)
Policy liabilities                   (    17)        (    76)           (    29)
Unearned premiums                    (    87)        (    21)                87
General insurance expenses           (   268)        (     3)           (    24)
Claim liabilities                    (    38)          -                (    36)
 Other                                    28             176            (   212)
                                       ------          ------             ------
                                     $(  156)       $     17           $(   247)
                                        =====          ======             ======
Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus". The aggregate balance in this account, $3,720,000 at December 31, 1995, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred tax liability not recognized is approximately $1,270,000 at December 31, 1996.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 6 - REINSURANCE:
NSFC is involved as a reinsurer in which it assumes some of the risk originally undertaken by another insurance company. Conversely, NSFC and NSIC also are involved in transactions in which another insurance company assumes some of the risk originally undertaken by NSFC and NSIC. Reinsurance contracts do not relieve NSIC and NSFC from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to NSIC and NSFC. NSIC and NSFC evaluate the financial condition of their reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvences. At December 31, 1996, reinsurance receivables with a carrying value of $646,000 and prepaid reinsurance premiums of $443,000 were associated with a single reinsurer.

The effect of reinsurance on premiums written and earned is as follows:



                                    (Dollars in Thousands)
                                             1996
                               NSIC                        NSFC
                       Written       Earned        Written      Earned

   Direct........$  4,451     $  4,483      $ 31,920     $ 27,299
   Assumed.......   -            -                 1        -
   Ceded.........      51           51         8,422        5,077
                    ------      -------       -------      -------
   Net...........$  4,400     $  4,432      $ 23,499     $ 22,222
                    ======      =======       =======      =======

                                (Dollars in Thousands)
                                          1995
                          NSIC                        NSFC
                   Written       Earned        Written      Earned
   Direct........$ 5,005     $  4,961      $ 33,616     $ 32,702
   Assumed.......   -            -             -               1
   Ceded.........     58           58        13,497       13,234
                   ------      -------       -------      -------
   Net...........$ 4,947     $  4,903      $ 20,119     $ 19,469
                   ======      =======       =======      =======

NSFC also reinsures certain portions of insurance risk which exceed various retention limits. Claim liabilities for NSFC are stated after a deduction for reinsurance ceded to other companies totaling $9,967,000 at December 31, 1996. Reinsurance recoveries for claims and claim settlement expense were $2,423,000 during 1996.

NOTE 7 - EMPLOYEE BENEFIT PLAN:
In 1989, the Company and its subsidiaries established a retirement savings plan and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees who have completed one year of service at January 1 or July 1 are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Contributions for 1996, 1995 and 1994 amounted to $90,708, $-0- and $103,000, respectively. Contributions are at the Board of Directors' discretion subject to governmental limitations.

In 1987, the Company established a deferred compensation plan for its Board of Directors. The Board members have an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award. Costs of the deferred compensation plan for 1996, 1995 and 1994 amounted to approximately $61,813, $13,000 and $44,000, respectively.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 8 - REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS:
The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 1996, NSIC's retained earnings unrestricted for the payment of dividends in 1997 amounted to $802,097. NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net investment income for the preceding year. As a result, dividends from NSFC to the Company are limited to $2,406,122 in 1997.

Securities with market values of $3,314,044 and $2,485,448, at December 31, 1996 and 1995, respectively, were deposited with various states pursuant to statutory requirements.

Under applicable Alabama insurance alws and regulations, NSFC is required to maintain a minimum total surplus (to include both paid-in and contributed and unassigned surplus) of $100,000.

Under applicable Alabama insurance laws and regulations, the Company is required to maintain a minimum total surplus (to include both paid-in and contributed and unassigned surplus) of $200,000.

NOTE 9 - SHAREHOLDERS' EQUITY:
Preferred Stock
The Preferred Stock may be issued in one or more series as shall from time to time be determined and authorized by the Board of Directors. The directors may make specific provisions regarding (a) the voting rights, if any (b) whether such dividends are to be cumulative or noncumulative (c) the redemption provisions, if any (d) participating rights, if any (e) any sinking fund or other retirement provisions (f) dividend rates (g) the number of shares of such series and (h) liquidation preference.

Common Stock
The holders of the Class A Common Stock will have one-twentieth of one vote per share, and the holders of the common stock will have one vote per share.

In the event of any liquidation, dissolution or distribution of the assets of the Company remaining after the payments to the holders of the Preferred Stock of the full preferential amounts to which they may be entitled as provided in the resolution or resolutions creating any series thereof, the remaining assets of the Company shall be divided and distributed among the holders of both classes of common stock, except as may otherwise be provided in any such resolution or resolutions.

NOTE 10 - INDUSTRY SEGMENTS:
The Company and its subsidiaries operate primarily in the insurance industry. Premium revenues and operating income by industry segment for the years ended December 31, 1996, 1995 and 1994 are summarized below:

                                                                       (Dollars in thousands)
                                                                       Year ended December 31,
                                                                     1996           1995           1994
                                                                     ----           ----           ----
Premium revenues:
  Individual life and accident and health insurance.................$   4,432       $  4,903       $  5,183
  Property and casualty insurance...................................   22,222         19,469         21,106
                                                                      -------        -------        -------
                                                                    $  26,654       $ 24,372       $ 26,289
                                                                      =======        =======        =======
Income (loss) before income taxes and cumulative effect adjustment:
  Individual life and accident and health insurance.................$   1,140       $   (178)      $    639
  Property and casualty insurance...................................    1,191            651          4,560
  Other.............................................................     (601)          ( 85)          (397)
                                                                       -------        -------        -------
                                                                        1,730            388          4,802
Interest expense....................................................     (109)      (    112)          (131)
                                                                       -------        -------        -------
                                                                     $   1,621       $    276       $  4,671
                                                                       =======        =======        =======




                        THE NATIONAL SECURITY GROUP, INC.

NOTE 10 CONTINUED

                                                                                   (Dollars in thousands)
                                                                                    Year ended December 31,
                                                                               1996           1995           1994
                                                                               ----           ----           ----
Assets:
  Individual life and accident and health insurance.........................$  35,590       $ 35,870       $ 35,557
  Property and casualty insurance...........................................   62,538         61,192         54,279
  Other.....................................................................       91            204            280
                                                                               -------        -------        -------
                                                                            $  98,219       $ 97,266       $ 90,116
                                                                               =======        =======        =======
Amortization of deferred policy acquisition costs and depreciation expense:
  Individual life and accident and health insurance.........................$     232       $    271       $    303
  Property and casualty insurance...........................................      879            939          1,268
                                                                              -------        -------        -------
                                                                            $   1,111       $  1,210       $  1,571

Capital expenditures are not material, and consequently, are not reported.


NOTE 11 - CONTINGENCIES:
The Company and its subsidiaries continue to be named as parties to litigation related to the conduct of their insurance operations. These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Company's subsidiaries, and miscellaneous other causes of action. Most of these lawsuits include claims for punitive damages in addition to other specified relief. The frequency of these lawsuits has increased significantly over the past 36 months, particularly in Alabama where the Company conducts the majority of its business. Certain of these actions are filed in jurisdictions in Alabama where local juries have returned large punitive damage verdicts against insurance companies and financial institutions with, in many cases, the punitive damage award bearing little or no relation to the actual damages. It is not feasible to predict or determine the ultimate outcome of these matters.

On October 4, 1996, a jury in the Circuit Court of Palm Beach County, Florida returned a verdict against National Security Fire & Casualty Company, a subsidiary of the Company, in the amount of $995,252. The plaintiff, Leon B. King, had alleged that the Company's subsidiary had acted in bad faith in, among other actions, failing to timely deliver a settlement check in connection with a 1986 automobile accident. This same case was previously tried in 1993 with the jury returning a verdict in favor of the Company's subsidiary on all counts alleged. This verdict was subsequently reversed on appeal which resulted in the subject trial. Various post-trial motions including a motion for a new trial were denied and this verdict is being appealed.

A resolution of these matters may significantly impact consolidated earnings and may significantly impact the Company's consolidated financial position, although it remains management's opinion, based upon information presently available, that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial position. It should be noted, however, that management is unable to assess with any degree of accuracy the potential liability to the Company arising from these matters. The civil tort system, particularly in Alabama, must be presently regarded as, for the most part, hostile to insurance companies.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 12 - STOCK SPLIT
On February 28, 1994, the Company issued 779,940 shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend. Accordingly, $779,940, representing the par value of the additional shares issued, was transferred from retained earnings to the common stock account.

All per share figures included in the consolidated financial statements and notes are based on the increased number of shares of common stock after giving effect to the split.

NOTE 13 - CONCENTRATION OF CREDIT RISK
The Company maintains its cash accounts primarily with banks located in Alabama. The total cash balances are insured by the FDIC up to $100,00 per bank. A summary of the total insured and uninsured amounts held by all banks at December 31, 1995 follows:

                                                          (Dollars in thousands)
  Cash and cash  equivalents  per balance sheet                        $    147
  Checks outstanding in excess of bank balance per balance sheet        ( 1,516)
                                                                        --------
  Cash on hand                                                          ( 1,369)

  Deposits in transit                                                   (   414)
  Outstanding checks                                                      3,302
                                                                        --------
  Total cash held at banks                                                1,519
  Portion secured by FDIC                                               (   185)
                                                                        --------
  Uninsured cash balances                                               $  1,334
                                                                        ========

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
and Shareholders of
The National Security Group, Inc.


We have audited in accordance with generally accepted auditing standards, the financial statements of The National Security Group, Inc. as of December 31, 1995 and 1994 and for the years then ended included in this Form 10-K, and have issued our report thereon dated February 16, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules as of December 31, 1996 and 1995 and for the years then ended have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Birmingham, Alabama
February 14, 1997                     Dudley, Hopton-Jones, Sims & Freeman PLLP

                        THE NATIONAL SECURITY GROUP, INC.
                SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)


                                                              December 31, 1996         December 31, 1995
                                                         --------------------------  ------------------------
                                                                          Amount per                  Amount per
                                                        Original  Market  the Balance Original Market the Balance
                                                          Cost    Value     Sheet     Cost     Value    Sheet
Securities Held to Maturity:                             -------  -------  --------- -------- ------ ---------
             United States government .................   14,413   14,417   14,373   14,917   15,019   14,875
             States, municipalities and
                              political subdivisions ..    4,947    5,500    5,005    5,720    6,244    5,779
             Public Utilities .........................    3,511    3,550    3,559    3,875    4,011    3,923
             Industrial and Miscellaneous .............   12,382   12,571   12,476   13,712   14,405   13,850
                                                          ------   ------   ------   ------   ------   ------
             Total Securities Held to Maturity ........   35,253   36,038   35,413   38,224   39,679   38,427
                                                          ======   ======   ======   ======   ======   ======

Securities Available for Sale:

          Equity Securities:
             Public utilities .........................    2,108    3,428    3,428 .  2,4102,1 4,147    4,147
             Banks and insurance companies ............    2,361    5,863    5,863    1,875    5,853    5,853
             Industrial and all other .................    7,237   13,893   13,893    4,758    9,220    9,220
                                                          ------   ------   ------   ------   ------   ------
             Total equity securities  .................   11,706   23,184   23,184    9,043   19,220   19,220
                                                          ======   ======   ======   ======   ======   ======
            Debt Securities:
             United States government .................    4,332    4,373    4,373    3,786    3,873    3,873
             Public Utilities .........................      687      701      701      384      412      412
             Industrial and Miscellaneous .............    4,694    4,458    4,458    4,208    3,946    3,946
                                                          ------   ------   ------   ------   ------   ------
             Total Debt Securities ....................    9,713    9,532    9,532    8,378    8,231    8,231
                                                          ------   ------   ------   ------   ------   ------
             Total Available for Sale .................   21,419   32,716   32,716   17,421   27,451   27,451
                                                          ------   ------   ------   ------   ------   ------
             Total Securities .........................   56,672   68,754   68,129   55,645   67,130   65,878
Mortgage loans on real estate .........................      405               405      484               484
Investment real estate ................................    1,659             1,659    1,880             1,880
Policy loans ..........................................      622               622      627               627
Short term investments ................................    4,575             4,575    2,616             2,616
                                                          ------            ------   ------            ------
                              Total investments .......   63,933            75,390   61,252            71,485
                                                         ======             ======   ======            ======

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              December 31,
                                                             1996      1995
                                                             ----      ----
Assets
       Cash ............................................   $   155   $    61
       Investment in subsidiaries (equity method)
           eliminated upon consolidation ...............    39,975    39,905
       Other assets ....................................       318       161
                                                            ------    ------
              Total Assets .............................   $40,448   $40,127
                                                            ======    ======
Liabilities and Shareholders' Equity
       Accrued general expenses ........................   $   808   $   353

              Total Liabilities ........................       808       353

              Total Shareholders' Equity ...............   $39,640   $39,774

              Total Liabilities and Shareholders' Equity   $40,448   $40,127
                                                            ======    ======



The "Notes to Consolidated Financial Statements of The National Security Group, Inc." are an integral part of these statements.

See  accompanying  "Notes to Condensed Financial Information of Registrant"

             THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                          For the Years
                                                         Ended December 31,
                                                     1996       1995       1994
                                                     -----      -----      -----
Income
  From subsidiaries-eliminated upon consolidation
    Dividends ..................................   $ 1,800    $ 1,680    $ 1,450
                                                     -----      -----      -----
Expenses
  State taxes ..................................        25         25         25
  Other expenses ...............................       575         60        163
                                                     -----      -----      -----
                                                       600         85        188
                                                     -----      -----      -----
Income before income taxes and equity in
   undistributed earnings of subsidiaries.......     1,200      1,595      1,262
Income tax benefit .............................     (175)       (43)      (119)
                                                     -----      -----      -----
Income before equity in undistributed earnings
   of subsidiaries .............................     1,375      1,638      1,381
Equity in undistributed (losses) earnings
   of subsidiaries..............................       (19)    (1,424)     2,293
                                                     -----      -----      -----
Net Income .....................................   $ 1,356    $   214    $ 3,674
                                                     =====      =====      =====



The "Notes to Consolidated Financial Statements of The National Security Group, Inc." are an integral part of these statements.

See  accompanying  "Notes to Condensed Financial Information of Registrant"

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                                For the Years Ended December 31,
                                                      1996      1995       1994
                                                      -----    ------     -----
Cash flows from operating activities:
Net income .................................        $ 1,356   $   214    $ 3,674
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Equity in undistributed loss
     (income) of subsidiaries...............             19     1,424    (2,293)
   Provision for amortization ..............             22        12        22
   Decrease (Increase) in other assets......          (157)        64       (92)
   (Decrease) Increase in other liabilities.            433      (43)        (5)
                                                      -----    ------     ------
                       Net cash provided by
                       operating activities           1,673     1,671     1,306
                                                      -----    ------     ------
Cash flows from financing activities:
Purchase of treasury stock ..........                   (70)     (222)        0
Cash dividends ......................                (1,509)   (1,427)   (1,334)
                                                      -----    ------     ------
                   Net cash used in
                   financing activities              (1,579)   (1,649)   (1,334)
                                                      -----    ------     ------
Net increase (decrease) in cash and cash equivalents     94        22       (28)

Cash and due from banks at beginning of year             61        39        67
                                                      -----    ------     ------
Cash and due from banks at end of year              $   155   $    61    $   39
                                                      =====    ======     ======




The "Notes to Consolidated Financial Statements of The National Security Group, Inc." are an integral part of these statements.

See  accompanying  "Notes to Condensed Financial Information of Registrant"

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
             Notes to Condensed Financial Information of Registrant


Note 1-Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report as referenced in Form 10-K, Part II, Item 8, page 23.

Note 2-Cash  Dividends  from  Subsidiaries

Dividends of $1.80 million in 1996, $1.68 million in 1995 and $1.45 million in 1994 were paid to the Registrant by its subsidiaries.

                        THE NATIONAL SECURITY GROUP, INC.
                 SCHEDULE V. SUPPLEMENTARY INSURANCE INFORMATION
                                 (CONSOLIDATED)
                             (Amounts in thousands)


                                                                           Policy Claims
                                             Deferred    Future             and Other
                                            Acquisition  Policy   Unearned  Benefits
                                              Costs     Benefits  Premiums  Payable
                                             -------    -------   -------   ---------
At December 31, 1996:
Life and accident and health insurance .....  $2,700    $18,558        $0   $    360
Property and casualty insurance ............   1,313          0    10,398     19,087
                                             -------    -------   -------   ---------
  Total ....................................  $4,013    $18,558   $10,398    $19,447
                                              ======     ======    ======     ======
At December 31, 1995:
Life and accident and health insurance .....  $2,544    $18,290        $0       $477
Property and casualty insurance ............     856          0    12,467     16,061
                                             -------    -------   -------   ---------
  Total ....................................  $3,400    $18,290   $12,467    $16,538
                                              ======     ======    ======     ======
At December 31, 1994:
Life and accident and health insurance .....  $2,539    $18,240        $0       $543
Property and casualty insurance.............     983          0    11,554     12,306
                                             -------    -------   -------   ---------
  Total ....................................  $3,522    $18,240   $11,554    $12,849
                                              ======     ======    ======     ======


                                                                                    Commissions,
                                                                        Benefits,   Amortization  General
                                                                         Claims,    of Deferred  Expenses,
                                                       Net              Losses and    Policy      Taxes,
                                           Premium  Investment  Other   Settlement  Acquisition   Licenses   Premiums
                                           Revenue    Income   Income    Expenses     Costs       and Fees    Written
                                           --------  --------  ------    -------     -------      -------     -------
For the year ended December 31, 1996:
  Life and accident and health
    insurance......................        $4,432     $1,861      $8      $2,484     $1,234       $2,859      $4,400
  Property and casualty insurance..        22,222      2,074     574      17,193      3,487        3,825      23,498
  Other ...........................                                0                                 362
                                          --------  --------  ------    -------     -------      -------     -------
    Total .........................       $26,654     $3,935    $582     $19,677     $4,721      $7,046      $27,898
                                          ========  ========  ======     =======     ======       ======      =======

For the year eneded December 31, 1995:
  Life and accident and health
    insurance .....................        $4,903     $2,074     $3       $2,166     $1,275      $4,587       $4,947
  Property and casualty insurance ..       19,469      2,237    502       15,555      3,406       3,488       20,119
  Other ............................                              0                                  85
                                          --------  --------  ------    -------     -------      -------     -------
   Total ...........................      $24,372     $4,311   $505      $17,721     $4,681      $8,160      $25,066
                                          ========  ========  ======     =======     ======       ======      =======

For the year ended December 31, 1994:
  Life and accident and health
    insurance ......................       $5,183   $2,145      $1      $2,353       $1,502      $4,111      $5,187
  Property and casualty insurance ..       21,106    1,856     399      13,053        3,866       2,457      19,830
  Other ............................                             0                                  397
                                          --------  --------  ------    -------     -------      -------     -------
   Total............................      $26,289   $4,001     $400     $15,406      $5,368      $6,965      $25,017
                                          ========  ========  ======    =======     ======       ======      =======


Note: Investment income and other operating expenses are reported separately by segment and not allocated.

                        THE NATIONAL SECURITY GROUP, INC.
                     SCHEDULE VI. REINSURANCE (CONSOLIDATED)
                             (Amounts in thousands)


                                                                                   Percentage
                                                   Ceded      Assumed              of Amount
                                        Gross     to Other  from Other   Net        Assumed
                                        Amount    Companies  Companies  Amount       to Net

For the year ended December 31, 1996:
Life insurance in force ..............  $145,054    $6,764      $0      $138,290      0.0%
                                        ========    ======    =======   ========     ======

Premiums:
Life insurance and accident and health
   insurance .........................    $4,484       $51      $0        $4,433      0.0%
Property and casualty insurance ......    33,987    11,768       0        22,219      0.0%
                                        --------   -------     -------  --------     -------
 Total premiums ......................  $ 38,471   $11,819      $0       $26,652      0.0%
                                        ========    ======    =======   ========     ======


For the year ended December 31, 1995:
Life insurance in force...............  $149,855    $7,886      $0      $141,969      0.0%
                                        ========    ======    =======   ========     ======
Premiums:
Life insurance and accident and health
   insurance .........................    $4,961       $58      $0        $4,903      0.0%
Property and casualty insurance ......    32,702    13,234       1        19,469      0.0%
                                        --------   -------     -------  --------     -------
 Total premiums ......................   $37,663   $13,292      $1       $24,372      0.0%
                                        ========    ======    =======   ========     ======


For the year ended December 31, 1994:
Life insurance in force ..............  $156,872    $8,054      $0      $148,818      0.0%
                                        ========    ======    =======   ========     ======
Premiums:
Life insurance and accident and health
   insurance .........................    $5,235       $52      $0        $5,183      0.0%
Property and casualty insurance ......    33,385    12,693     414        21,106      2.0%
                                        --------   -------     -------  --------     -------
 Total premiums ......................   $38,620   $12,745    $414       $26,289      1.6%
                                        ========    ======    =======   ========     ======





Note: Net reinsurance assumed premiums were, $0, $(2), and $414 for 1996, 1995, and 1994, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.  Directors and Officers of the Registrant

The information contained on pages 2-4 of The National Security Group's Proxy Statement dated March 17, 1997, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information contained on pages 7 and 8 of The National Security Group's Proxy Statement dated March 17, 1997, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained on page 9 of The National Security Group's Proxy Statement dated March 17, 1997, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to this item.

Item 13.  Certain Relationships and Related Transactions

The information contained on pages 6 and 7 of The National Security Group's Proxy Statement dated March 17, 1997, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                     PART IV


Item 14.    Exhibits, financial statement schedules, and reports on Form 8-K

a.  The following documents are filed as part of this report:             Page #

    Report of Independent Certified Public Accountants                        25

    Consolidated Statements of Income--
       Years Ended December 31, 1996, 1995, and 1994                          26

    Consolidated Balance Sheets--
       December 31, 1996 and 1995                                             27

    Consolidated Statements of Shareholders' Equity--
       Years Ended December 31, 1996, 1995, and 1994                          28

    Consolidated Statements of Cash Flows--
       Years Ended December 31, 1996, 1995, and 1994                          29

    Notes To Consolidated Financial Statements--December 31, 1996             30

    Schedule I. Summary Of Investments--December 31, 1996 and 1995            35

    Schedule III. Condensed Financial Information of Registrant--
       December 31, 1996 and 1995                                             36

    Schedule V. Supplementary Insurance Information--
       December 31, 1996, 1995, and 1994                                      40

    Schedule VI. Reinsurance--
       Years Ended December 31, 1996, 1995, and 1994                          41

All other Schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

b.    Reports on Form 8-K

The Company did not file any Form 8-K during the fourth quarter of 1996.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE NATIONAL SECURITY GROUP, INC.

  /s/ M.L. Murdock                                   /s/ J.R. Brunson
  -----------------                                  ----------------
  M.L. Murdock                                       J.R. Brunson
  Senior Vice President, Chief Financial Officer,    President, Chief Executive
  Treasurer and Director                             Officer and Director

Date: March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. On February 21, 1997.

                                    SIGNATURE

           /s/ Lewis Avinger                        /s/ D.M. English

           /s/ Winfield Baird                       /s/ M.L. Murdock

           /s/ Carolyn Brunson                      /s/ Craig S. Pittman

           /s/ J.R. Brunson                         /s/ James B. Saxon

           /s/ Jerry B. Brunson                     /s/ Walter P. Wilkerson

           /s/ Fred D. Clark Jr.