Form 10-Q
period 1997-03-31
NATIONAL SECURITY GROUP INC
filed 1997-05-15
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------
                                       or

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


    Number of Shares of Common Stock outstanding as of May 1, 1997: 2,319,763

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

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                               Three Months
                                                              Ended March 31
                                                           1997            1996
                                                           ----            ----

Revenues
Net insurance premiums earned ..........................      $7,982      $6,125
Net investment income ..................................       1,102         900
Realized investment gains ..............................          63       1,179
Other income ...........................................         162          98
                                                              ------      ------

  Total revenues .......................................       9,309       8,302
                                                              ------      ------

Benefits and Expenses
Policyholder benefits and settlement expenses ..........       5,346       5,757
Policy acquisition costs ...............................       1,402       1,106
General insurance expenses .............................       1,166       1,581
Insurance taxes, licenses and fees .....................         362         336
                                                              ------      ------

   Total benefits and expenses .........................       8,276       8,780
                                                              ------      ------


Income Before Income Taxes and Cumulative Effect Adjustment .    1,033     (478)
Income Taxes (Current and deferred) .........................      411     (140)
                                                                ------   ------
Net Income ..................................................   $  622   ($ 338)
                                                                ======   ======

Earnings per share ..........................................   $ 0.27   ($0.15)
                                                                ======   ======

Dividends Declared per Share ................................   $ 0.17   $ 0.16
                                                                ======   ======


The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.


CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
                                                      As of      As of
                                                     March 31, December 31,
Assets                                                 1997       1996
                                                       ----       ----
Investments:
Securities held-to-maturity at amortized cost
 (estimated fair value:1997 - $33,959 1996 - 36,038)   $ 33,797    $ 35,413
Securities available-for-sale, at estimated
 fair value (cost: 1997 - 26,098; 1996 - 21,419) ...     36,741      32,716
Mortgage loans .....................................        394         405
Investment real estate, at cost ....................      1,644       1,659
Policy loans .......................................        625         622
                                                       --------    --------
  Total investments ................................     73,201      70,815
                                                       --------    --------
Cash and cash equivalents ..........................      4,873       4,722
Accrued investment income ..........................        925         803
Reinsurance recoverable ............................     10,468      12,488
Deferred policy acquisition costs ..................      4,095       4,013
Current income tax recoverable .....................          0         258
Prepaid reinsurance premiums .......................        685       1,908
Other assets .......................................      2,514       3,212
                                                       --------    --------
   Total assets ....................................   $ 96,761    $ 98,219
                                                       ========    ========


Liabilities
Policy reserves ....................................   $ 18,602    $ 18,558
Claim reserves .....................................     19,944      19,447
Unearned premiums ..................................      8,968      10,398
Other policyholder funds ...........................      1,823       1,842
Deferred income tax ................................      3,018       2,852
Current Income tax payable .........................        305
Other liabilities ..................................      2,640       4,603
                                                       --------    --------
   Total liabilities ...............................   $ 55,300    $ 57,700
                                                       --------    --------

Shareholders' Equity
Common stock, $1 par value, 2,339,848 shares issued       2,340       2,340
Additional paid in capital .........................         17          17
Net unrealized appreciation on securities
 available-for-sale, net of deferred taxes .........      8,656       7,941
Retained earnings ..................................     30,740      30,513
Treasury stock, at cost (20,085 shares) ............       (292)       (292)
                                                       --------    --------
   Total shareholders' equity ......................     41,461      40,519
                                                       --------    --------

   Total liabilities and shareholder's equity ......   $ 96,761    $ 98,219
                                                       ========    ========

Shareholders' Equity per Share .....................      17.87       17.47
                                                       ========    ========



The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)                                             Three Months
                                                           Ended March 31
                                                        1997         1996
                                                        -----        ----

Cash Flows from Operating Activities
Income from continuing operations ...................   $   622    ($  338)
Adjustments to reconcile income from continuing
  operations to net cash provided by (used in)
  operating activities:
  Accrued investment income .........................      (122)        62
  Reinsurance receivables ...........................     2,020      2,941
  Deferred Policy acquisition costs .................       (82)        26
  Income Taxes ......................................       729       (313)
  Depreciation expense ..............................        35         30
  Policy liabilities and claims .....................      (889)    (2,075)
  Other, net ........................................       (53)       (27)
                                                        -------    -------
    Net cash provided by operating activities .......     2,260        306
                                                        -------    -------



Cash Flows from Investing Activities
     Cost of investments acquired ...................    (4,672)      (808)
     Sale and maturity of investments ...............     3,001      2,474
     Purchase of property and equipment .............       (25)        (5)
     Proceeds from disposal of property and equipment         0          0
     Other, net .....................................         0          0
                                                        -------    -------
       Net cash used in investing activities ........    (1,696)     1,661
                                                        -------    -------

Cash Flows from Financing Activities
     Increase in other policyholder funds ...........       (19)       (61)
     Dividends paid .................................      (394)      (372)
                                                        -------    -------
       Net cash used in financing activities ........      (413)      (433)
                                                        -------    -------

Net increase (decrease) in cash and cash equivalents        151      1,534

Cash and cash equivalents, beginning of period ......     4,722      2,817
                                                        -------    -------

Cash and cash equivalents, end of period ............   $ 4,873    $ 4,351
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


Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 1997 was 2,325, and for the period ending March 31, 1996 was 2,325.

Note 4-Changes in Shareholder's Equity

During the three months ended March 31, 1997 and 1996, there were no changes in shareholders' equity except for net income (loss) of $622 and ($338)
respectively; dividends paid of $394 and $372 respectively; unrealized investment gains (losses), net of applicable taxes, of $715 and ($268) respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                  March 31,  January 1,
                                                     1997       1997
Deferred policy acquisition costs ...............   (1,392)   (1,364)
Policy liabilities ..............................      520       516
Unearned premiums ...............................      563       440
Claims liabilities ..............................      393       329
General insurance expenses ......................      583       582
Unrealized gains on securities available-for-sale   (3,521)   (3,355)
Other ...........................................     (164)        0
                                                    ------    ------

Net deferred tax assets (liability) .............   (3,018)   (2,852)
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of March 31, 1997, compared with December 31, 1996 and its results of operations and cash flows for the quarter ending March 31, 1997, compared with the same period last year.

The reader is assumed to have access to the Company's 1996 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Earned premiums for the three month period ending March 31, 1997 were $7.9 million versus $6.1 million for the same period last year, an increase of 30%. This increase is primarily due to the property/casualty subsidiary's commercial and private passenger automobile programs which began in late 1995 and early 1996. These new programs are expected to produce over $5 million in earned premium in 1997.

Net investment income:

Net investment income is up over $200,000 due to an increase in invested assets of over 10% in the last 12 months.

Realized capital gains and losses:

Investment gains of only $63,000 were realized in the first quarter of 1997. This is down significantly from the first quarter of 1996, when nearly $1.2 million in gains were realized. The Company's investment committee only sells selected securities as market conditions warrant.


Other income:

Other income is up $64,000 due to an increase in policy fees generated by a new automobile program which began in 1996.

Policyholder benefits and settlement expenses:

Policyholder benefits as a percent of net insurance premiums earned is much improved over last year, 66.9% versus 93.9%. The increase last year was due to a substantial increase in losses incurred by the property/casualty subsidiary's low value dwelling and homeowners insurance programs. These programs not only suffered losses from several tornadoes which hit the Southeastern United States early in the year, but also, incurred an unusually high number of fire losses due to the colder than normal winter. Losses this year returned to more normal levels in these two programs.

Policy acquisition cost:

Policy acquisition costs are up nearly $300,000 compared to last year. This increase in due to an increase in written premium in the property/casualty insurance subsidiaries. Policy acquisition cost as a percent of earned premium is about the same as last year.

General insurance expenses:

General insurance expenses are down 26% from last year primarily due to a decrease in litigation expenses and attorney fees in the life insurance subsidiary.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are up slightly from last year due to an increase in written premium.

Income taxes:

Income taxes as a percent of income before taxes is somewhat higher than normal due to increased deferred taxes on unrealized capital gains.

Summary:

Net income increased over $1 million compared to last year primarily due to increased revenues and a decrease in policyholder benefits and general expenses. Income also increased despite a decrease of over $1 million in unrealized capital gains.

Investments:

Investments increased $2.4 million during the first quarter of 1997. The increase in investments was due to an increase in unrealized capital gains and new investments made with increased cash flow from the property/casualty insurance subsidiaries.

Capital resources:

At March 31, 1997, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $41.4 million, up nearly $1 million from December 31, 1996. The increase reflects net income of $622,000, an increase in unrealized investment gains of $715,000, and dividends paid of $394,000. The Company has no long term debt.

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

The Company had $4.9 million in cash and cash equivalents at March 31, 1997. Net cash provided by operating activities was $2.2 million for the current period, compared to $306,000 for the period ended March 31, 1996. Recoveries from quota share reinsurers and income tax recoveries from net operating loss carry backs, along with net income, account for the increase in cash for the period. Cash used in investing activities was $1.7 million for the quarter. This use of cash was used to increase bond and stock investments. Cash dividends paid to stockholders' of $394,000 are the primary use of cash used in financing activities.

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

The National Security Group, Inc.



By     /s/ M.L. Murdock
      ---------------------
      M.L. Murdock
      Senior Vice President and
      Chief Financial Officer

Dated: May 14, 1997

                                  EXHIBIT INDEX


Exhibit                     Description                                 Page

(a) 11  Statement Regarding Computation of Per Share EarningsFiled  Herewith;
                                                                    See Note 3
                                                                    to Financial

(b)       Form 8-K                                                     None