Form 10-Q
period 1997-06-30
NATIONAL SECURITY GROUP INC
filed 1997-08-15
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

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

       Registrant's telephone number, including area code (334) 897-2273
                                                           -------------

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


  Number of Shares of Common Stock outstanding as of August 6, 1997: 2,319,763

                      Exhibit index is located on page 12.

                               Page 1 of 12 pages

                        THE NATIONAL SECURITY GROUP, INC.

                                      INDEX



                                                               Page No.

PART I. FINANCIAL INFORMATION

 Item 1.Financial Statements

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

PART II.OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        10

SIGNATURE                                                        11

EXHIBIT INDEX                                                    12

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)


                                                                  Three Months        Six Months
                                                                  Ended June 30      Ended June 30
                                                                  1997      1996       1997    1996
                                                                  ----      ----       ----    ----
Revenues
Net insurance premiums earned .............................   $  7,881   $  6,203   $ 15,863   $ 12,328
Net investment income .....................................        914        932      2,016      1,832
Realized investment gains .................................        620          3        683      1,182
Other income ..............................................        171        133        333        231
                                                              --------   --------   --------   --------

  Total revenues ..........................................      9,586      7,271     18,895     15,573
                                                              --------   --------   --------   --------

Benefits and Expenses
Policyholder benefits and settlement expenses .............      5,158      4,359     10,504     10,116
Policy acquisition costs ..................................      1,542      1,125      2,944      2,231
General insurance expenses ................................      1,153      1,047      2,319      2,628
Insurance taxes, licenses and fees ........................        415        549        777        885
                                                              --------   --------   --------   --------

  Total benefits and expenses .............................      8,268      7,080     16,544     15,860
                                                              --------   --------   --------   --------


Income Before Income Taxes and Cumulative Effect Adjustment      1,318        191      2,351       (287)
Income Taxes (Current and deferred) .......................        308        167        719         27
                                                              --------   --------   --------   --------
Net Income ................................................   $  1,010   $     24   $  1,632   $   (314)
                                                              ========   ========   ========   ========

Earnings per share ........................................   $   0.43   $   0.01   $   0.70   ($  0.14)
                                                              ========   ========   ========   ========

Dividends Declared per Share ..............................   $   0.17   $   0.16   $   0.34   $   0.32
                                                              ========   ========   ========   ========












The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

                                                                                           As of       As of
                                                                                          June 30,   December 31,
Assets                                                                                      1997         1996
                                                                                         ---------    ---------
Investments:
   Securities held-to-maturity at amortized cost (estimated fair value: 1997 - $35,847
      1996 - 36,038) .................................................................   $  35,357    $  35,413
   Securities available-for-sale, at estimated fair value (cost: 1997 - 26,098;
      1996 - 21,419) .................................................................      40,356       32,716
   Mortgage loans ....................................................................         338          405
   Investment real estate, at cost ...................................................       1,630        1,659
   Policy loans ......................................................................         622          637
                                                                                         ---------    ---------
     Total investments ...............................................................      78,318       70,815
                                                                                         ---------    ---------
Cash and cash equivalents ............................................................       3,205        4,722
Accrued investment income ............................................................         840          803
Reinsurance recoverable ..............................................................      11,298       12,488
Deferred policy acquisition costs ....................................................       4,203        4,013
Current income tax recoverable .......................................................           0          258
Prepaid reinsurance premiums .........................................................         369        1,908
Other assets .........................................................................       3,254        3,212
                                                                                         ---------    ---------
   Total assets ......................................................................   $ 101,487    $  98,219
                                                                                         =========    =========


Liabilities
   Policy reserves ...................................................................   $  18,671    $  18,558
   Claim reserves ....................................................................      21,201       19,447
   Unearned premiums .................................................................       9,579       10,398
   Other policyholder funds ..........................................................       1,803        1,842
   Deferred income tax ...............................................................       3,501        2,852
   Current Income tax payable ........................................................         443            0
   Other liabilities .................................................................       2,846        4,603
                                                                                         ---------    ---------
      Total liabilities ..............................................................   $  58,044    $  57,700
                                                                                         ---------    ---------

Shareholders' Equity
Common stock, $1 par value, 2,339,848 shares issued ..................................       2,340        2,340
Additional paid in capital ...........................................................          17           17
Net unrealized appreciation on securities available-for-sale, net of deferred taxes ..      10,022        7,941
Retained earnings ....................................................................      31,356       30,513
Treasury stock, at cost (20,085 shares) ..............................................        (292)        (292)
                                                                                         ---------    ---------
   Total shareholders' equity ........................................................      43,443       40,519
                                                                                         ---------    ---------

   Total liabilities and shareholder's equity ........................................   $ 101,487    $  98,219
                                                                                         =========    =========


Shareholders' Equity per Share .......................................................       18.73        17.47
                                                                                         =========    =========



The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)                                                    Six Months
                                                                 Ended June 30
                                                                1997       1996
                                                              -------    -------

Cash Flows from Operating Activities
  Income from continuing operations ......................   $ 1,632    ($  314)
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income .............................      (37)        84
    Reinsurance receivables ...............................    1,190      4,197
    Deferred Policy acquisition costs .....................     (190)      (142)
    Income Taxes ..........................................    1,350         51
    Depreciation expense ..................................       59         60
    Policy liabilities and claims .........................    1,048     (2,685)
    Other, net ............................................     (243)    (1,293)
                                                              -------    -------
      Net cash provided by operating activities ...........    4,809        (42)
                                                              -------    -------

Cash Flows from Investing Activities
     Cost of investments acquired .........................   (8,425)    (1,708)
     Sale and maturity of investments .....................    3,002      4,714
     Purchase of property and equipment ...................      (76)       (15)
     Proceeds from disposal of property and equipment .....        0          0
     Other, net ...........................................        0          0
                                                              -------    -------
       Net cash used in investing activities ..............   (5,499)     2,991
                                                              -------    -------

Cash Flows from Financing Activities
     Increase in other policyholder funds .................      (39)      (169)
     Dividends paid .......................................     (788)      (744)
     Purchase of treasury stock ...........................        0        (71)
                                                              -------    -------
       Net cash used in financing activities ..............     (827)      (984)
                                                              -------    -------

Net increase (decrease) in cash and cash equivalents ......   (1,517)     1,965

Cash and cash equivalents, beginning of period ............    4,722      2,817
                                                              -------    -------

Cash and cash equivalents, end of period ..................   $ 3,205    $ 4,782
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


Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending June 30, 1997 was 2,320, and for the period ending June 30, 1996 was 2,340.

Note 4-Changes in Shareholder's Equity

During the six months ended June 30, 1997 and 1996, there were no changes in shareholders' equity except for net income (loss) of $1,632 and ($314) respectively; dividends paid of $789 and $743 respectively; unrealized investment gains, net of applicable taxes, of $2,081 and $205 respectively, and purchase of treasury stock of $0 and $70 respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                      June 30,  January 1,
                                                         1996      1997
Deferred policy acquisition costs .................... (1,359)   (1,364)
Policy liabilities ...................................    511       516
Unearned premiums ....................................    435       440
Claims liabilities ...................................    324       329
General insurance expenses ...........................    587       582
Unrealized gains on securities available-for-sale .... (4,029)   (3,355)
Other ................................................     30         0
                                                        ------    ------
Net deferred tax assets (liability) .................. (3,501)   (2,852)
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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 7-Continued

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of June 30, 1997, compared with December 31, 1996 and its results of operations and cash flows for the quarter ending June 30, 1997, compared with the same period last year.

The reader is assumed to have access to the Company's 1996 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Earned premium for the six month period ending June 30, 1997 was $15.8 million versus $12.3 million for the same period last year. This 28% increase is primarily due to growth in the property/casualty subsidiary's private passenger and commercial automobile programs in Louisiana and Georgia which began in early 1996. Earned premium from the new private passenger automobile programs are projected to reach $6 million by year end. Earned premium from the commercial automobile program is expected to reach $3 million for the year. The Company is also set to begin a new commercial auto program in Missouri during the third quarter.

Net investment income:

Net investment income is up $184,000, primarily due to an increase in cash available for investment the last 18 months, generated by new programs.

Realized capital gains and losses:

Investment gains of $683,000 were realized in the first half of 1997, with most of the sales taking place in the second quarter. The Company's investment committee elected to sale a portion of certain holdings to increase the diversity of the portfolio.

Other income:

Other income is up $102,000 due to an increase in policy fees.

Policyholder benefits and settlement expenses:

Policyholder benefits as a percent of net insurance premiums earned is down considerably from last year, 66.2% versus 82.1%. The decrease is primarily due to improvement in the property/casualty subsidiary's low value dwelling and homeowners insurance programs. So far this year, these programs have not suffered from severe weather losses which negatively impacted loss ratios the last two years. Last year's loss ratio was not only impacted by tornadoes which hit the Southeastern United States early in the year, but the programs also, incurred an unusually high number of fire losses due to the colder than normal winter.

Policy acquisition costs:

Policy acquisition costs are down from last year due to the cancellation of some higher commission rate programs.

General insurance expenses:

General insurance expenses are down 11.7% from last year due to a decrease in litigation expenses and attorney fees in the insurance subsidiaries.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees decreased due to the discontinuation of a commercial multi-line general agent program. In this program the property/casualty subsidiary paid all premium taxes but ceded 80% of the business which, on a net basis, increased the Company's premium tax rate.

Income taxes:

The Company's effective tax rate on current year earnings is 30.5%, which is slightly higher than normal due to the partial taxation of unearned property and casualty premiums which have increased over the past six months.


Summary:

Net income is up over $1.9 million from last year due to increased premium revenue, and a 15.9 percentage point drop in the Company's benefit payments as a percent of premium revenues. A reduction in litigation expenses also helped reduce general expenses.

Investments:

Investments increased $7.5 million during the first half of 1997. Increased cash flow from operations, coupled with an increase in market value of nearly $3 million in the Company's available for sale securities portfolio fueled the increase in investments.

Capital resources:

At June 30, 1997, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $43.4 million, up $2.9 million from December 31, 1996. The increase reflects a net income of $1.6 million, an increase in unrealized investment gains of $2.1 million, and dividends paid of $789,000.

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

The Company had $3.2 million in cash and cash equivalents at June 30, 1997. Net cash provided by operating activities was $4.8 million for the current period, compared to net cash used of $42,000 for the period ended June 30, 1996. Cash used in investing activities was $5.5 million, which is due to acquisitions made with cash generated by operations. Cash dividends paid to stockholders' of $789,000 are the primary uses of cash used in financing activities.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

         See Exhibit Index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By     M.L. MURDOCK /S/
    -----------------------
     M.L. Murdock
   Senior Vice President and
    Chief Financial Officer

Dated: August 14, 1997

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