Form 10-Q
period 1997-09-30
NATIONAL SECURITY GROUP INC
filed 1997-11-14
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       or

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


 Number of Shares of Common Stock outstanding as of November 6, 1997: 2,312,820

                      Exhibit index is located on page 12.

                               Page 1 of 12 pages

                        THE NATIONAL SECURITY GROUP, INC.

                                      INDEX



                                                                       Page No.

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Consolidated Statements of Income                                      3
    Consolidated Balance Sheets                                            4
    Consolidated Statements of Cash Flows                                  5
    Notes to Financial Statements                                          6

    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9

PART II.          OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                             10

SIGNATURE                                                                 13

EXHIBIT INDEX                                                             14

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                         Three Months        Nine Months
                                     Ended September 30  Ended September 30
                                        1997       1996      1997      1996
                                      -------    -------   -------   -------

Revenues
Net insurance premiums earned .....   $ 7,894   $ 7,177    $23,757   $19,505
Net investment income .............     1,173     1,047      3,189     2,879
Realized investment gains .........     1,414      (148)     2,097     1,034
Other income ......................       155       161        488       392
                                      -------   -------    -------   -------

  Total revenues ..................    10,636     8,237     29,531    23,810
                                      -------   -------    -------   -------

Benefits and Expenses
Policyholder benefits and
  settlement expenses .............     6,365     4,504     16,869    14,620
Policy acquisition costs ..........     1,299     1,341      4,243     3,572
General insurance expenses ........     1,536     1,215      3,855     3,843
Insurance taxes, licenses and fees        363       281      1,140     1,166
                                      -------   -------    -------   -------

  Total benefits and expenses .....     9,563     7,341     26,107    23,201
                                      -------   -------    -------   -------


Income Before Income Taxes and
  Cumulative Effect Adjustment ....     1,073       896      3,424       609
Income Taxes (Current and deferred)       440       111      1,159       138
                                      -------   -------    -------   -------
Net Income ........................   $   633   $   785    $ 2,265   $   471
                                      =======   =======    =======   =======

Earnings per share ................   $  0.28   $  0.34    $  0.98   $  0.20
                                      =======   =======    =======   =======

Dividends Declared per Share ......   $  0.17   $  0.16    $  0.51   $  0.48
                                      =======   =======    =======   =======












The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)


                                                                  As of          As of
                                                               September 30,  December 31,
Assets                                                            1997           1996
                                                                  ----          ----
Investments:
   Securities held-to-maturity at amortized cost
       (estimated fair value: 1997 - $33,834; 1996 - 36,038)   $  33,076    $  35,413
   Securities available-for-sale, at estimated fair value
       (cost: 1997 - 31,640;  1996 - 21,419) ...............      47,208       32,716
   Mortgage loans ..........................................         329          405
   Investment real estate, at cost .........................       1,615        1,659
   Policy loans ............................................         622          630
                                                               ---------    ---------
     Total investments .....................................      82,858       70,815
                                                               ---------    ---------
Cash and cash equivalents ..................................       2,445        4,722
Accrued investment income ..................................         981          803
Reinsurance recoverable ....................................      12,576       12,488
Deferred policy acquisition costs ..........................       4,328        4,013
Current income tax recoverable .............................           0          258
Prepaid reinsurance premiums ...............................         462        1,908
Other assets ...............................................       2,744        3,212
                                                               ---------    ---------
   Total assets ............................................   $ 106,394    $  98,219
                                                               =========    =========


Liabilities
   Policy reserves .........................................   $  18,717    $  18,558
   Claim reserves ..........................................      24,063       19,447
   Unearned premiums .......................................       9,249       10,398
   Other policyholder funds ................................       1,920        1,842
   Deferred income tax .....................................       4,163        2,852
   Current Income tax payable ..............................         382            0
   Other liabilities .......................................       3,174        4,603
                                                               ---------    ---------
      Total liabilities ....................................   $  61,668    $  57,700
                                                               ---------    ---------

Shareholders' Equity
Common stock, $1 par value, 2,339,848 shares issued ........       2,340        2,340
Additional paid in capital .................................          17           17
Net unrealized appreciation on
     securities available-for-sale, net of deferred taxes ..      11,164        7,941
Retained earnings ..........................................      31,595       30,513
Treasury stock, at cost (27,028 shares) ....................        (390)        (292)
                                                               ---------    ---------
   Total shareholders' equity ..............................      44,726       40,519
                                                               ---------    ---------

   Total liabilities and shareholder's equity ..............   $ 106,394    $  98,219
                                                               =========    =========

Shareholders' Equity per Share .............................       19.33        17.47
                                                               =========    =========


The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)                                                Nine Months
                                                           Ended September 30
                                                            1997        1996
                                                           -----        ----

Cash Flows from Operating Activities
  Income from continuing operations .................   $  2,265    $    471
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income .......................       (178)         77
    Reinsurance receivables .........................        (88)      5,707
    Deferred Policy acquisition costs ...............       (315)       (189)
    Income Taxes ....................................      1,951         118
    Depreciation expense ............................         89          90
    Policy liabilities and claims ...................      3,626      (3,604)
    Other, net ......................................        491      (1,397)
                                                        --------    --------
      Net cash provided by operating activities .....      7,841       1,273
                                                        --------    --------


Cash Flows from Investing Activities
     Cost of investments acquired ...................    (17,043)     (5,247)
     Sale and maturity of investments ...............      8,223       7,106
     Purchase of property and equipment .............        (95)        (15)
     Proceeds from disposal of property and equipment          0           0
     Other, net .....................................          0           0
                                                        --------    --------
       Net cash used in investing activities ........     (8,915)      1,844
                                                        --------    --------

Cash Flows from Financing Activities
     Increase in other policyholder funds ...........         77         (40)
     Dividends paid .................................     (1,182)     (1,114)
     Purchase of treasury stock .....................        (98)        (71)
                                                        --------    --------
       Net cash used in financing activities ........     (1,203)     (1,225)
                                                        --------    --------

Net increase (decrease) in cash and cash equivalents      (2,277)      1,892

Cash and cash equivalents, beginning of period ......      4,722       2,817
                                                        --------    --------

Cash and cash equivalents, end of period ............   $  2,445    $  4,709
                                                        ========    ========









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


Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending September 30, 1997 was 2,313, and for the period ending September 30, 1996 was 2,320.

Note 4-Changes in Shareholder's Equity

During the nine months ended September 30, 1997 and 1996, there were no changes in shareholders' equity except for net income of $2,265 and $471 respectively; dividends paid of $1,183 and $1,114 respectively; unrealized investment gains, net of applicable taxes, of $3,223 and $138 respectively, and purchase of treasury stock of $98 and $70 respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                 September 30, January 1,
                                                     1997       1997
Deferred policy acquisition costs ...............   (1,471)   (1,364)

Policy liabilities ..............................      521       516
Unearned premiums ...............................      447       440
Claims liabilities ..............................      319       329
General insurance expenses ......................      598       582
Unrealized gains on securities available-for-sale   (4,389)   (3,355)
Other ...........................................      218         0
                                                    ------    ------
Net deferred tax assets (liability) .............   (4,163)   (2,852)
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of September 30, 1997, compared with December 31, 1996 and its results of operations and cash flows for the quarter ending September 30, 1997, compared with the same period last year.

The reader is assumed to have access to the Company's 1996 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Earned premium for the nine month period ending September 30, 1997 was $23.8 million versus $19.5 million for the same period last year. This 22% increase is primarily due to growth in the property/casualty subsidiary's private passenger and commercial automobile programs in Louisiana and Georgia which began in early 1996. Earned premium from the new private passenger automobile programs are projected to reach $6.5 million by year end. Earned premium from the commercial automobile program is expected to reach $2.9 million for the year. The Company has started a new commercial auto program in Missouri , and a new mobile homeowners program in Louisiana during the third quarter.

Net investment income:

Net investment income is up $310,000, primarily due to an increase in cash available for investment generated by new programs.

Realized capital gains and losses:

Investment gains of $2,097,000 were realized in the first nine months of 1997, with most of the sales taking place in the second and third quarter. The Company's investment committee elected to sale a portion of larger common stock holdings to increase the diversity of the portfolio.

Other income:

Other income is up $96,000 due to an increase in policy fees.

Policyholder benefits and settlement expenses:

Policyholder benefits as a percent of net insurance premiums earned is down four percentage points from last year, 71.0% versus 75.0%. The decrease is primarily due to improvement in the property/casualty subsidiary's low value dwelling and homeowners insurance programs. So far this year, these programs have not suffered from severe weather losses which negatively impacted loss ratios the last two years. Last year's loss ratio was not only impacted by tornadoes which hit the Southeastern United States early in the year, but the programs also, incurred an unusually high number of fire losses due to the colder than normal winter.

For the quarter, policyholder benefits increased considerably compared to the third quarter of last year. The property/casualty subsidiary's new private passenger auto programs are incurring higher than expected losses.

Management  has  taken  measures  to  reduce  losses  by  selectively   reducing
independent agents, imposed more stringent underwriting guidelines, and has filed for rate adjustments in Louisiana and Georgia.

Policy acquisition costs:

Policy acquisition costs as a percent of premiums earned are down slightly from last year due to the cancellation of some higher commission rate programs general agency programs.

General insurance expenses:

General insurance expenses increased during the third quarter primarily due to underwriting association assessments incurred by a property/casualty subsidiary in connection with losses incurred in Hurricane Danny. The Company's direct losses incurred in Hurricane Danny were not significant.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees as a percent of earned premium is down due to the discontinuation of a commercial multi-line general agent program. In this program the property/casualty subsidiary paid all premium taxes but ceded 80% of the business which, on a net premium basis, increased the Company's premium tax rate.

Income taxes:

The Company's current and deferred income taxes as a percent of earned premium is slightly higher than normal due to the partial taxation of unearned property and casualty premiums which have increased over the past nine months.


Summary:

Net income is up nearly $1.8 million from last year due to increased premium revenue, a slight drop in the Company's benefit payments as a percent of premium revenues, and an increase in realized capital gains.

Investments:

Investments increased $12 million during the first nine months of 1997. Increased cash flow from operations, coupled with an increase in market value of over $4 million in the Company's available for sale securities portfolio fueled the increase in investments.

Capital resources:

At September 30, 1997, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $44.7 million, up $4.2 million from December 31, 1996. The increase reflects a net income of $2.3 million, an increase in unrealized investment gains of $3.2 million, dividends paid of $1.2 million, and treasury stock purchased of $98,000.

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

The Company had $2.4 million in cash and cash equivalents at September 30, 1997. Net cash provided by operating activities was $7.8 million for the current period, compared to net cash provided of $1.2 million for the period ended September 30, 1996. Cash used in investing activities was $8.9 million, which is due to acquisitions made with cash generated by operations. Cash dividends paid to stockholders' of $1,182,000 are the primary uses of cash used in financing activities.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

         See Exhibit Index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By _____________________________
      M.L. Murdock
      Senior Vice President and
      Chief Financial Officer

Dated: November  13, 1997

                                  EXHIBIT INDEX


Exhibit                            Description                   Page

 (a)   11  Statement Regarding Computation of Per Share Earnings Filed Herewith;
                                                                 See Note 3 to
                                                                 Financial

 (b)      Form 8-K                                               None