Form 10-K
period 1997-12-31
NATIONAL SECURITY GROUP INC
filed 1998-04-01
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 27, 1998 (based upon the bid price of these shares on NASDAQ on such date) - 15,122,840

Number of Shares of Common Stock outstanding as of February 27, 1998 - 2,312,820

Portions of the Annual Proxy Statement incorporated  by reference into Part III.

                 Total Number of Sequentially Numbered Pages: 45

                        THE NATIONAL SECURITY GROUP, INC.
                     INDEX TO THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997


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

                                     PART I

Item 1.  Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company), an insurance holding company, was incorporated in Delaware on March 20, 1990. The Company, through its property and casualty subsidiaries, writes primarily low value dwelling fire and windstorm, homeowners, and personal non-standard automobile lines of insurance. The Company's property and casualty subsidiaries also write commercial lines of insurance for small businesses. The Company, through its life insurance subsidiary, offers a basic line of life, and health and accident insurance products. Property-casualty insurance is the most significant segment, accounting for 87.2% of total premium revenues.

Industry Segment and Geographical Area Information


Property and Casualty Insurance Segment

The Company's property and casualty insurance business is conducted through National Security Fire & Casualty Company (Fire Company), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1993. NSFC is licensed to write insurance in eight states, and operates on a surplus lines basis in four additional states. Omega is licensed to write insurance in two states. During 1997, over 96% of the property-casualty subsidiaries' premium revenues were written in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, South Carolina, and Texas.

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

The following table sets forth the premiums earned and income during the periods reported:

                                                  Year Ended December 31
                                                  (Amounts in Thousands)
                                                  1997      1996      1995
Net premiums earned:
      Fire, Allied lines, and Homeowners ...   $14,647   $13,835   $13,316
      Automobile ...........................    11,082     6,181     4,114
      Other ................................     1,436     2,205     2,039
                                               $27,165   $22,221   $19,469

Income before income taxes ..................  $ 1,572   $ 1,192   $   651

Life Insurance Segment

The Company's life insurance business is conducted by National Security Insurance Company (Life Company), a wholly owned subsidiary organized in 1947. NSIC is licensed to write insurance in five states. The following table indicates those states which accounted for 5% or more of the total direct premiums collected by the Life Company in 1997:

                                                        Percentage of Total
        State                                             Direct Premiums

      Alabama                                                     87
      Mississippi                                                  7
      Georgia                                                      5

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

The following table sets forth certain information respecting the development of the Life Company's business:

                                                    Year Ended December 31
                                                    (Amounts in Thousands)
                                                   1997       1996       1995
Life insurance in force at end of period:
 Ordinary-whole life ............................ $ 70,000   $ 67,000   $ 71,900
          term life .............................   33,900     42,000     40,000
 Industrial .....................................   34,000     36,000     38,000
 Other ..........................................      100        100        100
                                                   -------    -------    -------
                                                   138,000    145,100    150,000
                                                   =======    =======    =======
New life insurance issued:
 Ordinary-whole life ............................ $ 39,000   $ 26,000   $ 31,000
          term life .............................      200     12,000     18,000
 Industrial .....................................        0          0      1,000
 Other ..........................................      100        100      1,000
                                                    ------     ------     ------
                                                    39,300     38,100     51,000
                                                    ======     ======     ======
Net premiums earned:
 Life insurance ................................. $  2,979   $  3,194   $  3,331
 Accident and health insurance ..................    1,012      1,239      1,572
                                                     -----      -----      -----
                                                     3,991      4,433      4,903
                                                     =====      =====      =====
                                        4

Investments

The insurance subsidiaries are regulated as to the types of investments which they may make and the amount of funds they may maintain in any one type of investment. Through its investment policy, the Company seeks to conserve its capital resources and assets, meet the investment requirements of its reserves and provide a reasonable return on investments.

The following table sets forth certain information respecting the Company's investments at the date shown:

                                                          Year Ended December 31
                                                                1997      1996
Investment Securities held-to-maturity,  at amortized cost
 (estimated fair value: 1997 - $30,807, 1996 - $36,038) .....  $29,995   $35,413
Investment Securities available-for-sale,  at market
 (cost: 1997 - $35,257, 1996 - $21,419) .....................  $52,819    32,716
Receivable for securities sold ..............................      400         0
Mortgage loans on real estate, at cost ......................      320       405
Investment real estate, at cost .............................    1,645     1,659
Policy loans ................................................      648       622
Short-term investments ......................................    3,524     4,575
                                                                ------    ------
                                                                89,351    75,390
                                                                ======    ======

The results with respect to the foregoing investments are as follows:

                                                          Year Ended December 31
                                                        1997      1996      1995
Net investment income ................................  $4,204   $3,935   $4,311
Average yield on investments .........................    5.1%     5.4%     6.0%
Economic yield on investments (includes realized and
 unrealized investment gains) ..........................  16.0%    9.7%   13.0%
Net realized gains on investments
 (before income taxes)..................................   2,720  1,839    1,650
Changes in net unrealized gains on investments
 (before income taxes) .................................  6,266   1,340    3,356


As of December 31, 1997, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

Maturity Schedule (Amounts in thousands)

                                 Available Held to            Percentage
Maturity                         for sale  Maturity    Total   of Total

Maturity in less than 1 year ..$     0   $ 1,976   $ 1,976       3.9%
Maturity in 1-5 years .........  5,586     7,718    13,304      26.0
Maturity in 5-10 years ........  7,668    10,485    18,153      35.5
Maturity after 10 years .......  7,877     9,816    17,693      34.6

Totals ........................$21,131   $29,995   $51,126     100.0%

Certain Information Regarding Insurance Activities

Marketing and Distribution

The Life Company's products are marketed through a field force of agents and service representatives who are employees of the Life Company. The Life Company began in 1997 to add independent agents to its method of distribution. This method of distribution is expected to be more cost effective and will become a primary method of distribution in the future. The Fire Company's products are marketed through a network of independent agents and brokers, who are independent contractors and who generally maintain relationships with one or more competing insurance companies.

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions incurred by the Life Company in 1997 averaged approximately 25.2% of premiums. Commissions incurred by the Fire Company in 1997 averaged approximately 17.8% of premiums and ranged from 12.5% to 22.5% depending on the type and amount of insurance sold. During 1997, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries.

The Life Company began in 1997 the process of implementing changes in collection of premium payments, and the method of marketing. If the policyholder so elects, he or she may begin making payments by mail to the home office rather than have a home service agent come to their house every month and collect premiums. This change is being implemented in response to the change in lifestyles of our policyholders. It is increasingly difficult to reach policyholders at home until early evening, and they are usually to busy to be bothered. Those who elect to pay by mail will still be provided service by an area representative for help with claims and policy related questions. With this method of payment there has been reductions in the number of Life Company agents. Also, because it is becoming increasingly difficult to employ high quality people to contact our policy owners at home, Life Company management is beginning to implement changes in the method of marketing of life insurance products. This new method of marketing utilizes independent agents to distribute products, and is just in the preliminary stages of implementation.

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

The Life Company generally reinsures all risks in excess of $50,000 with respect to any one policy. The Fire Company generally reinsures with third parties any liability in excess of $100,000 on any one policy. In addition, the Fire Company has catastrophe excess reinsurance which protects it in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 1995, 1996, and 1997, the Fire Company had catastrophe protection up to a $26 million loss. On a $26 million catastrophe loss, the Fire Company would pay about $7 million and reinsurers would pay $19 million.

In addition to catastrophe reinsurance, the Fire Company also had three quota share reinsurance agreements as follows:
1. 81% quota share on commercial and other property exposure written by Anchor General Agency.
2.  90% quota share on casualty exposure written by Anchor General Agency.
3. 50% quota share on ocean marine exposure with additional excess of loss coverage.

The Anchor programs have been discontinued and had no policies in force at December 31, 1997.

Reserve liabilities

The Life Company maintains reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense, and withdrawals determined at the time the policies were issued. As of December 31, 1997, the total reserves of the Life Company (including the reserves for accident and health insurance) were approximately $18.6 million. The Life Company believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that such reserves are adequate to provide for future policy benefits. Wakely & Associates, consulting actuaries, provided actuarial services in calculating reserves.

The property-casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property-casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 1997, the property-casualty subsidiaries had reserves for unpaid claims of approximately $22 million before subtracting unpaid claims which will be due from reinsurers of $7.3 million leaving net unpaid claims of $14.7 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 1997, 1996 or 1995. The Company believes such reserves are adequate to provide for settlement of claims. The Fire Company's loss reserves are calculated by employees of the Company.
Milliman & Robertson, an independent actuarial consulting firm, certified the reserves.

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

Many states in which the insurance subsidiaries operate, including Alabama, have laws which require that insurers become members of guaranty associations. These associations guarantee that benefits due policyholders of insurance companies will continue to be provided even if the insurance company which wrote the business is financially unable to fulfill its obligations. To provide there benefits, the associations assess the insurance companies licensed in a state that write the line of insurance for which coverage is guaranteed. The amount of an insurer's assessment is generally based on the relationship between that company's premium volume in the state and the premium volume of all companies writing the particular line of insurance in the state. The Company paid $77,000, $18,700, and $142,721 in various association assessments in 1997, 1996, and 1995 respectively. These payments are principally related to association costs incurred due to the insolvency of various insurance companies. Future assessments depend on the number and magnitude of insurance company insolvencies and such assessments are therefore difficult to predict.

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

Item 4.  Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The capital stock of the Company is traded in the Over-the-Counter (OTC) market. Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ). The trade symbol is NSEC.

The number of shareholders of the Company's capital stock as of January 31, 1998, was approximately 1,100.

                                        Stock Bid Price             Dividends
                                      High            Low         Per Share
1997
      First Quarter ..............   $13 3/4     $12 3/4           $ .17
      Second Quarter .............    15          13 1/4             .17
      Third Quarter ..............    16 1/2      13 15/16           .17
      Fourth Quarter .............    24          15 1/2             .19

1996
      First Quarter ..............   $14         $12               $ .16
      Second Quarter .............    14          11 5/8             .16
      Third Quarter ..............    14 1/4      12                 .16
      Fourth Quarter ..............   14 1/4      12 1/2             .17

Item 6.  Selected Financial Data
             (Amounts in thousands, except per share)

Operating results                  1997    1996    1995     1994       1993
                                   ====    ====    ====     ====       ====
     Net premiums earned ....... 31,156  $26,654  $24,372  $26,289   $29,240
     Net investment income .....  4,294    3,935    4,311    4,001     3,894
     Net realized investment
          gains ................  2,716    1,839    1,650    1,720       661
     Other income ..............    695      582      505      400       602
Total revenues .................$38,775  $33,010  $30,838  $32,410   $34,397

Income before extraordinary
     Items .....................$ 2,998  $ 1,356  $   214  $ 3,674   $ 3,438
Extraordinary gain .............      0        0        0        0       263
                                $ 2,998  $ 1,356  $   214  $ 3,674   $ 3,701

Net income per share before
     extraordinary items .......$  1.28  $  0.58  $  0.09  $  1.57   $  1.47
Extraordinary gain .............   0.00     0.00     0.00     0.00      0.11
                                $  1.28  $  0.58  $  0.09  $  1.57   $  1.58




Other Selected Financial Data

Total shareholders' equity .....$ 46,352 $ 40,519 $ 39,774  $ 38,482  $ 39,140

Book value per share ...........$  20.04 $  17.43 $  17.11  $  16.44  $  16.73

Dividends per share ............$   0.70 $   0.65 $   0.61  $   0.57  $   0.52

Net change in unrealized
 capital gains (net of tax) ....$  4,556 $    968 $  2,726  ($ 3,030) $    850

Total assets ...................$106,958 $ 98,219 $ 97,266  $ 89,986  $ 86,875

Item 7.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included elsewhere herein.

Results of Operations

Consolidated Results of Operations: Consolidated net income from The National Security Group was $2.998 million in 1997, more than double the 1996 results of $1.356 million. Net income from 1996 was up over $1.1 million from the 1995 total of $215,000. Earnings per share were $1.28 in 1997 compared to $.58 in 1996, and $.09 in 1995. The increase in net income is primarily due to a reduction in litigation expenses and an increase in realized capital gains from the sale of common stock investments which have flourished in the current Bull Market. Consolidated revenues grew 17% to $38.8 million compared to $33.0 million in 1996. Revenues in 1996 increased $2.2 million from $30.8 million in 1995. Revenue increases are primarily due to growth in the property/casualty subsidiaries private passenger automobile programs in Louisiana and Georgia.

Industry Segment Data

Certain financial information for The National Security Group's three segments (life and accident and health insurance, property and casualty insurance, and other) is summarized as follows:

Premium revenues:                     1997   %       1996    %       1995    %
 Life and accident and health
                  insurance ......$  3,991  12.8  $  4,433 16.6  $  4,903   20.1
 Property and casualty insurance .  27,165  87.2    22,221 83.4    19,469   79.9
                                    ------ -----   ------- -----   ------   ----
                                  $ 31,156 100.0  $ 26,654 100.0 $ 24,372  100.0

Income before taxes and cumulative effect adjustment:
                                     1997    %       1996    %        1995    %
 Life and accident and
         health insurance .....   $  2,171   64.6  $ 1,141   70.4  $(178) (64.5)
 Property and casualty insurance .   1,572   46.8    1,192   73.4    651   235.9
 Other ...........................    (383) (11.4)    (710) (43.8)  (197) (71.4)
                                    ------  ------  ------  -----   -----  -----
                                  $  3,360  100.0  $ 1,621  100.0  $ 276   100.0

Life and Accident and Health Insurance Operations: Pretax earnings in 1997 of $2.2 million were significantly better than 1996 earnings of $1.1 million. There was a pretax loss in 1995 of $178,000. The primary factor contributing to the improvement in earnings was a reduction in litigation expenses. In 1997 litigation expenses were only $80,000 compared to $760,000 in 1996. Litigation expenses in 1995 were $2.3 million. Also contributing to the increase in earnings was realized capital gains which increased over $400,000 in 1997 compared to 1996.

Premium income, which totaled $4.0 million in 1997, has declined gradually over the last five years and has decreased by 27% over this period of time. The reduction in premium income is due to a reduction in the number of sales agents. The number of sales agents has declined by 69% over the last five years to the current total of 31. Premium income decreased $400,000 to $4.0 million in 1997 compared to 1996 premium income of $4.4 million. Premium income in 1996 was down $500,000 from the total in 1995 of $4.9 million. A new agents contract which became effective January 1, 1998 is expected to improve retention of premiums. Also, new products and distribution methods will be introduced in 1998 which is expected to improve prospects for future premium growth.

The decrease in the agency force has reduced sales commissions and general expenses for field operations which has reduced expenses as a percent of premium income. Administrative and tax expenses have also decreased from last year.

Property & Casualty Operations: Pretax earnings were $1.572 million in 1997, a 32% increase over 1996 pretax earnings of $1.191 million. Pretax earnings in 1996 were up 45% compared to $651,000 in 1995. The low valued dwelling fire and extended coverage program (LVD) was much improved in 1997. The LVD program incurred a greater than normal amount of fire and windstorm losses in 1996, and was hit by Hurricane Opal in 1995 which reduced earnings by $2 million. Unfortunately the improved results in the LVD program were offset by adverse loss development in the automobile programs in Georgia and Louisiana. The property/casualty subsidiary attempted to obtain rate increases in Louisiana due to the adverse loss development, but the rate filings were denied by the State Insurance Rating Bureau. Due to the failed attempts to adjust rates, the Louisiana automobile program will be discontinued in 1998. A rate increase was granted in the State of Georgia, and more stringent underwriting guidelines have been implemented so this program will continue, but will be monitored closely for signs of improvement. The primary reason for the improvement in earnings was the capital gains realized from the sale of common stock investments.

A measure used to analyze a property/casualty insurer's underwriting performance is the statutory combined ratio. It is the sum of two ratios:

         a. The loss and loss expense ratio, which measures losses and loss adjustment expenses incurred as a percentage of premiums earned.

         b. The underwriting expense ratio, which measures underwriting expenses incurred (e.g., agents' commissions, premium taxes, and other administrative underwriting expenses) as a percentage of premiums written during the year.

         The results of these ratios for the past three years were:
                                       1997           1996             1995
                                       ----           ----             ----
         Loss and LAE Ratio            79.3%          79.8%            82.8%
         Underwriting Expense Ratio    31.0%          30.9%            31.4%
                                      -----          ------           ------
         Combined Ratio               110.3%         110.7%           114.2%
                                      =====          =====            ======

The combined ratio for 1997 did not improve compared to 1996 due to increased losses in the private passenger automobile programs. The low value dwelling program loss ratio improved greatly in 1997 but was offset by the increase in automobile losses. The combined ratio for 1996, though improved over 1995 was still higher than historical averages for the property-casualty subsidiaries. The primary reason for the high combined ratio was higher than normal incurred losses in the low value dwelling program in the first quarter of 1996. These losses were attributable to the colder than normal winter which led to more fire losses and several tornado producing storms which hit the Southeastern United States. The combined ratio for 1995 was abnormally high due to losses sustained in Hurricane Opal.

Maintaining a combined ratio below 100%, which indicates that the company is making an underwriting profit, depends upon many factors including hurricane activity in the Gulf of Mexico, strict underwriting of risks, and adequate and timely premium rates. A major hurricane, such as Opal, hitting the coast of Alabama, Georgia, South Carolina, Mississippi, Louisiana, or Texas could cause the combined ratio to fluctuate materially from prior years. The fire & casualty subsidiary maintains catastrophe reinsurance to minimize the effect of a major catastrophe.

Premium income increased 22% to $27.165 million verses $22.222 million in 1996 which increased 14% from $19.469 million in 1995. The premium growth came primarily from automobile programs in Louisiana and Georgia. As mentioned above, a Louisiana automobile program was discontinued in February 1998 because of unfavorable underwriting experience and a proposed rate increase being denied. To help offset this loss of premium, a Florida automobile and a Louisiana mobile homeowners program began in 1997.

Asset Portfolio Review: The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. At December 31, 1997, the company's holdings in debt securities amounted to 57% of total investments and 48% of total assets. The following is a breakdown of the bond portfolio quality according to National Association of Insurance Commissioners (NAIC) Securities Valuation Office (SVO) rating standards, and the nationally recognized rating organization equivalents of Moody's and Standard and Poor's:

                  SVO Equivalents                          % of Total
SVO Class   Moody's             Standard and Poor's       Bond Portfolio
---------  ----------           -------------------       --------------
1          Aaa to A3               AAA to A-                   90.4
2          Baa to Baa3             BBB+ to BBB-                 7.3
3          Ba1 to Ba3              BB+ to BB-                   0.6
4          B1 to B3                B+ to B-                     0.9
5          Caa to Ca               CCC+ to C                    0.8
6          C                       Ci to D                      0.0

As of January 1, 1994, the Company adopted Financial Accounting Standards Board Statement 115 and reclassified a portion of its fixed maturity securities portfolio as "available-for-sale," with the remainder being classified as "held-to-maturity." With that reclassification, the fixed maturity securities classified as "available-for-sale" are carried at fair value and changes in fair values, net of related income taxes, are charged or credited to shareholders' equity (see Note 3 to the consolidated financial statements).

The insurance subsidiaries' fixed maturity securities include mortgage-backed bonds, primarily collateralized mortgage obligations (CMO's), of $14.1 million and $11.2 million at December 31, 1997 and 1996 respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Securities that are purchased at a premium to par value and prepay faster than expected will incur a reduction in yield or loss. Securities that are purchased at a discount to par value and prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

The Company limits the extent of its credit risk by purchasing securities that are backed by stable collateral, the majority of the assets are guaranteed by U.S. government sponsored entities. Also, the majority of all of the subsidiaries' CMO's are Planned Amortization Class (PAC) bonds. PAC bonds are typically the lowest risk CMO's, and provide greater cash flow predictability. Such securities with reduced risk typically have a lower yield, but higher liquidity, than higher- risk mortgage backed bonds. To reduce the risk of loss of principal should prepayments exceed expectations, the Company does not purchase mortgage backed securities at significant premiums over par value.

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

The National Security Group's consolidated statement of cash flows indicate that operating activities provided (used) cash of $7.48 million, $1.45 million, $(3.6) million in 1997, 1996, and 1995 respectively. Those statements also classify the other sources and uses of cash by investing activities, and financing activities and disclose the amount of cash available at the end of the year to meet the Company's obligations. An increase in profits of $1.6 million, and a large decrease in reinsurance recoveries of $4 million are the major causes of a $6 million increase in cash provided from operations in 1997.

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

The Company has standby letters of credit of less than $25,000. These letters are used to guarantee obligations of the property/casualty subsidiary under assumed reinsurance contracts. The letters of credit are secured by certain invested assets of the Company. The Company also routinely incurs liability for declared but unpaid dividends. Long term liquidity needs of the Company constitute only those items which are directly related to the principal business operations of the Company. The Company has long term debt of $133,000 at December 31, 1997.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. On December 31, 1997, the Company had no known impairments of assets or changes in operation which would have a material adverse effect upon liquidity. Approximately 81% of the Company's assets are invested in cash, investment grade fixed income securities, short-term investments and broadly traded equity securities which are highly liquid. The values of these investments are subject to the conditions of the markets in which they are traded. Past fluctuations in these markets have had little effect on the liquidity of the Company. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

Except as discussed in Note 11 to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect in its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in note 8 to the consolidated financial statements, in 1998, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $842,000 in the life insurance subsidiary and $2.7 million in the property/casualty insurance subsidiary. However, that condition poses no short-term or long-term liquidity concerns for the parent company.

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

The ratios of Total  Adjusted  Capital to  Authorized  Control Level RBC for The
National   Security   Group's   life/health  and   property/casualty   insurance
subsidiaries are all in excess of five to one at December 31, 1997.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $13.4 million and $10.1 million at December 31, 1997 and 1996, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 8.5 and 8.3 at December 31, 1997 and 1996 respectively. Accordingly, National Security Insurance Company meets the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $27.2 million and $24.1 million at December 31, 1997 and 1996, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 8.4 and 8.3 at December 31, 1997 and 1996 respectively. Accordingly, National Security Fire & Casualty Company meets the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $4.4 million and $5.2 million at December 31, 1997 and 1996, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 5.2 and 10.6 at December 31, 1997 and 1996 respectively.
Accordingly, Omega One Insurance Company meets the minimum RBC requirements.

Year 2000 Issue

The year 2000 issue relates to computer system programs which may not properly recognize the change in date years from 1999 to 2000. As a result of this time sensitivity of existing software, any business entity is at risk for possible system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send billings, or engage in similar normal business activities.

The Company is currently modifying significant portions of its computer programs so that its computer systems will function properly with respect to the year 2000 date recognition. The Company presently believes that with modifications to existing software, the year 2000 issue will not pose a significant operational problem. However, if such modifications are not made, or not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

The Company is utilizing internal resources to reprogram and test software for year 2000 modifications. The Company anticipates completing the year 2000 project no later than June 30, 1999. The total cost of the year 2000 project is not material to the financial results of the Company.
                                       16

Item 8.  Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Consolidated Financial Statements:

 Report of Independent Certified Public Accountants ....................      18

 Consolidated Statements of Income -
   Years Ended December 31, 1997, 1996, and 1995.........................     19

 Consolidated Balance Sheets - December 31, 1997 and 1996................     20

 Consolidated Statements of Shareholders' Equity -
   Years Ended December 31, 1997, 1996, and 1995.........................     21

 Consolidated Statements of Cash Flows -
   Years Ended December 31, 1997, 1996, and 1995.........................     22

 Notes to Consolidated Financial Statements - December 31, 1997..........     23

Financial Statement Schedules:

 Report of Independent Certified Public Accountants on
   Financial Statement Schedules.........................................     34

 Schedule I.  Summary of Investments - December 31, 1997 and 1996........     35

 Schedule III.  Condensed Financial Information of Registrant -
   December 31, 1997 and 1996.............................................    36

 Schedule V.  Supplementary Insurance Information -
   December 31, 1997, 1996, and 1995......................................    40

 Schedule VI.  Reinsurance -
   Years Ended December 31, 1997, 1996, and 1995...........................   41

 All other Schedules are not required under related instructions or are inapplicable and therefore have been omitted.

                        The National Security Group, Inc.

               Report of Independent Certified Public Accountants



To the Board of Directors
and Shareholders of
The National Security Group, Inc.


We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Security Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Birmingham, Alabama               Dudley, Hopton-Jones, Sims & Freeman PLLP
February 20, 1998

                        THE NATIONAL SECURITY GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                     (Dollars in thousands
                                                    except per share amounts)
                                                    Years Ended December 31,
                                                    1997       1996      1995

REVENUES
   Net premiums earned ......................   $ 31,156    $ 26,654    $ 24,372
   Net investment income ....................      4,204       3,935       4,311
   Net realized investment gains ............      2,720       1,839       1,650
   Other income .............................        695         582         505
                                                --------    --------    --------
                                                  38,775      33,010      30,838
                                                --------    --------    --------
BENEFITS AND EXPENSES
   Policyholder benefits paid or provided ... 22,995 19,677 17,721 Amortization of deferred policy
    acquisition costs .......................      1,488         995       1,142
   Commissions ..............................      4,334       3,726       3,539
   General insurance expenses ...............      5,229       5,515       6,709
   Insurance taxes, licenses and fees .......      1,258       1,367       1,339
   Interest expense .........................        111         109         112
                                                --------    --------    --------
                                                  35,415      31,389      30,562
                                                --------    --------    --------
              Income Before Income Taxes ....      3,360       1,621         276
                                                --------    --------    --------
INCOME TAX EXPENSE
   Current ..................................        848         421          45
   Deferred .................................       (486)       (156)         17
                                                --------    --------    --------
                                                     362         265          62
                                                --------    --------    --------
             Net Income .....................   $  2,998    $  1,356    $    214
                                                --------    --------    --------

EARNINGS PER COMMON SHARE

              Net Income ....................   $   1.28    $    .58    $    .09
                                                --------    --------    --------


See accompanying notes to consolidated financial statements.

                        THE NATIONAL SECURITY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                    (Dollars in thousands)
                                                                                                         December 31,
                                                                                                          1997         1996
ASSETS                                                                                                ------       ------
Investments
   Securities held-to-maturity at amortized cost (estimated fair value: 1997 - $30,807
     1996 - $36,038)............................................................................... $  29,995    $  35,413
   Securities available-for-sale, at estimated fair value (cost: 1997 - $35,257, 1996 - $21,419)...    52,819       32,716
   Receivable for securities                                                                              400           -
   Mortgage loans on real estate, at cost..........................................................       320          405
   Investment real estate, at cost (accumulated depreciation: 1997 - $36, 1996 - $35)..............     1,645        1,659
   Policy loans....................................................................................       648          622
   Short-term investments..........................................................................     3,524        4,575
                                                                                                       ------       ------
                                                                                 Total Investments     89,351       75,390

Cash...............................................................................................       364          147
Accrued investment income..........................................................................       833          803
Reinsurance recoverable............................................................................     8,489       12,488
Deferred policy acquisition costs..................................................................     4,216        4,013
Prepaid reinsurance premiums.......................................................................       341        1,908
Current income tax recoverable.....................................................................        -           258
Other assets.......................................................................................     3,364        3,212
                                                                                                       -------     --------

                                                                                      Total Assets  $ 106,958    $  98,219
                                                                                                      ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and claims
   Policy liabilities.............................................................................. $  18,677    $  18,558
   Unearned premiums...............................................................................     8,853       10,398
   Claim liabilities...............................................................................    22,246       19,447
                                                                                                       ------       ------
                                                                                                       49,776       48,403

Checks outstanding in excess of bank balance.......................................................     1,190        1,516
Other policyholder funds...........................................................................     1,729        1,842
Accrued income taxes..............................................................................        147          -
Other liabilities..................................................................................     3,686        3,087
Deferred income tax................................................................................     4,078        2,852
                                                                                                       ------       ------
                                                                                 Total Liabilities     60,606       57,700
                                                                                                       ------       ------
Contingencies

Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding...............
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding........
Common stock, $1 par value, 2,500,000 shares authorized and 2,339,848 shares issued................     2,340        2,340
Additional paid-in capital.........................................................................        17           17
Net unrealized appreciation on securities available-for-sale, net of deferred income taxes.........    12,497        7,941
Retained earnings..................................................................................    31,888       30,513
Treasury stock, at cost (Shares: 1997 - 27,028, 1996 - 20,085).....................................      (390)        (292)
                                                                                                      --------      -------
                                                                         Total Shareholders' Equity    46,352       40,519
                                                                                                      --------     -------
                                                         Total Liabilities and Shareholders' Equity $ 106,958    $  98,219
                                                                                                      =======      =======



See accompanying notes to consolidated financial statements.

                       THE NATIONAL SECURITY GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                             (Dollars in thousands)

                                                                                Net
                                                                           Unrealized
                                                                             Appreciation
                                                             Additional   on Securities                              Total
                                                  Common      Paid-in     Available-     Retained    Treasury    Shareholders'
                                                  Stock       Capital       for-Sale     Earnings      Stock         Equity

Balance at December 31, 1995.....................    2,340        17          6,973         30,666      ( 222)        39,774

   Net income for 1996...........................    -           -             -             1,356        -            1,356
   Cash dividends ($.65 per share)...............    -           -             -            (1,509)       -           (1,509)
   Net increase in unrealized appreciation of
     securities available-for-sale...............    -           -              968          -            -              968
   Treasury stock purchased......................    -           -             -             -          (  70)        (   70)
                                                   ------       ----         ------        -------       ----        -------

Balance at December 31, 1996.....................$   2,340     $  17        $ 7,941       $ 30,513     $( 292)      $ 40,519
                                                   =======      ====         ======        =======       ====        =======
   Net income for 1997...........................    -           -             -             2,998        -            2,998
   Cash dividends ($.70 per share)...............    -           -             -            (1,623)       -           (1,623)
   Net increase in unrealized appreciation of
     securities available-for-sale...............    -           -            4,556          -            -            4,556
   Treasury stock purchased......................    -           -             -             -          (  98)        (   98)
                                                   ------       ----         ------        -------       ----        -------

Balance at December 31, 1997.....................$   2,340     $  17        $12,497       $ 31,888     $( 390)      $ 46,352
                                                   =======      ====         ======        =======       ====        =======



See accompanying notes to consolidated financial statements.

                        THE NATIONAL SECURITY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    (Dollars in thousands)
                                                                                                     Year ended December 31,
                                                                                                  1997           1996           1995
                                                                                                  ----           ----           ----
Cash flows from operating activities:
Net Income ...............................................................................     $  2,998      $  1,356      $    214

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
     (Increase) decrease in accrued investment income ....................................          (30)           77           (34)
     (Increase) decrease in reinsurance recoverable ......................................        3,999          (596)       (5,499)
     Amortization of deferred policy acquisition costs ...................................        1,488           995         1,142
     Net realized gains on investments ...................................................       (2,720)       (1,839)       (1,648)
     Policy acquisition costs deferred ...................................................       (1,691)       (1,608)       (1,019)
     (Increase) decrease in current income taxes receivable ..............................          258           571          (829)
     Decrease (increase) in prepaid reinsurance premiums .................................        1,567         3,345          (263)
     Depreciation and amortization expense ...............................................          118           116            68
     Increase in policy liabilities and claims ...........................................        1,373         1,108         4,653
     (Increase) decrease in income tax payable ...........................................          147          --            (226)
     (Decrease)increase in deferred income taxes .........................................         (484)         (156)           17
     Increase (decrease) in other liabilities ............................................          599        (1,952)          420
     Other, net ..........................................................................         (144)          (37)         (609)
                                                                                               --------      --------      --------
                              Net cash provided by (used for) operating activities .......        7,478         1,454        (3,613)
                                                                                               --------      --------      --------
Cash flows from investing activities:
   Purchases of held-to-maturity securities ..............................................         --          (2,741)       (3,486)
   Purchases of available-for-sale securities ............................................      (17,239)       (6,370)       (1,411)
   Purchase of real estate held for investment ...........................................         --             (36)           (5)
   Proceeds from maturities of held-to-maturity securities ...............................        4,859         5,774         2,238
   Proceeds from sales of available-for-sale securities ..................................        6,333         4,474         3,623
   Proceeds from real estate held for investment .........................................           13            81         1,666
   Proceeds from sales and maturities of short-term investments ..........................        1,051          --           2,319
   Receipts from repayment of loans ......................................................           59            79            54
   Purchase of property and equipment ....................................................         (210)          (66)         (344)
   Proceeds from sale of property and equipment ..........................................           33          --              65
   Purchases of short-term investments ...................................................         --          (1,959)         --
                                                                                               --------      --------      --------
                              Net cash provided by (used for) investing activities .......       (5,101)         (764)        4,719
                                                                                               --------      --------      --------
Cash flows from financing activities:
   (Decrease) increase in other policyholder funds .......................................         (113)          (85)         (230)
   Dividends paid ........................................................................       (1,623)       (1,509)       (1,427)
   Purchase of treasury stock ............................................................          (98)          (70)         (222)
   Increase (decrease) in checks outstanding in excess of bank balances ..................         (326)          921           595
                                                                                               --------      --------      --------
                                            Net cash used for financing activities .......       (2,160)         (743)       (1,284)
                                                                                               --------      --------      --------
                                                   Net increase (decrease) in cash .......          217           (53)         (178)

Cash at beginning of year ................................................................          147           201           379
                                                                                               --------      --------      --------
Cash at end of year ......................................................................     $    364      $    147      $    201
                                                                                               ========      ========      ========
Cash paid during the year for:
   Interest ..............................................................................     $     14      $    111      $    119
                                                                                               ========      ========      ========
   Income taxes ..........................................................................     $    440      $    531      $  1,100
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

Investments
The Company's securities are classified in two categories and accounted for as follows:

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

                        THE NATIONAL SECURITY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 CONTINUED

Disclosures About Fair Value of Financial Instruments
In 1995, the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) which requires companies to disclose fair value information about certain financial instruments. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

SFAS No. 107 excludes certain financial instruments, particularly insurance liabilities other than financial guarantees and investment contracts, from its disclosure requirements. In evaluating the Company's management of interest rate and liquidity risk, the fair values of all assets and liabilities should be taken into consideration.

The fair values of cash, cash equivalents, short-term investments and balances due on account from agents, reinsurers and other approximate their carrying amounts as reflected in the consolidated balance sheets due to their short-term availability or maturity.

The fair values of debt and equity securities have been determined using values supplied by independent pricing services and are disclosed together with carrying amounts in Note 3.

The fair value of the mortgage loan portfolio was approximately equal to the carrying amount of $320,000 on December 31, 1997 and $405,000 on December 31, 1996.

As of December 31, 1997 and 1996, the fair value of policy loans approximated their carrying amount of $648,000 and $622,000, respectively.

The fair value of other policyholder funds on deposit is estimated to approximate carrying amount of $1,729,000 on December 31, 1997 and $1,842,000 on December 31, 1996.

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

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 1 CONTINUED

Policy Liabilities
The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:
      Years of Issue                          Interest Rate
        1947 - 1968                                4%
        1969 - 1978                          6% graded to 5%
        1979 - 1997                          7% graded to 6%

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding was 2,339,848 in 1997 and 2,339,848 in 1996 and 2,337,090 in 1995.

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

Statutory  net  gains  from  operations  and  capital  and  surplus,   excluding
intercompany transactions, are summarized as follows:

                                                                                                        (Dollars in thousands)
                                                                                                       Year ended December 31,

                                                                                                 1997           1996           1995


Net gain from operations:
     NSIC - including realized capital gains of $651, $333 and $121,
         respectively .................................................................      $  1,755       $    802       $    (73)
     NSFC - including realized capital gains of $1,988, $1,506 and $1,528,
         respectively .................................................................      $  2,258       $    613       $    156
     OMEGA ............................................................................      $ (1,529)      $   (352)      $    164
Statutory capital and surplus:
     NSIC - including AVR of $2,539, $2,141 and $1,772, respectively ..................      $ 10,526       $ 10,079       $ 12,083
     NSFC .............................................................................      $ 26,359       $ 22,384       $ 22,148
     OMEGA ............................................................................      $  4,367       $  5,180       $  5,240

The above amounts exclude allocation of overhead from the Company. NSIC, NSFC and OMEGA are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 3 - INVESTMENT SECURITIES:
The amortized cost and aggregate fair values of investments in securities are as follows:

                                                                         (Dollars in thousands)
                                                                            December 31, 1997
                                                                         Gross           Gross
                                                         Amortized       Unrealized     Unrealized       Fair
                                                         Cost            Gains           Losses          Value
Available-for-sale securities:
Corporate debt securities ...........................   $ 5,620         $   140         $  (281)         $ 5,479
U.S. treasury securities and obligations of U.S
    government corporations and agencies ............    15,511             115              (2)          15,624
Equity securities ...................................    14,126          17,784            (195)          31,715
                                                        -------          ------            -----          ------
                                           Total ....   $35,257         $18,039         $  (478)         $52,818

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 3 CONTINUED

                                                                      (Dollars in thousands)
                                                                      December 31, 1997
                                                                    Gross       Gross
                                                         Amortized   Unrealized  Unrealized   Fair
                                                           Cost        Gains       Losses    Value

Held-to-maturity securities:
 Corporate debt securities ............................. $11,255   $   162   $   (20)        $11,397
 Obligations of states and political subdivisions ......   8,801       488         0           9,289

 U.S. treasury securities and obligations of U.S
  government corporations and agencies .................   9,939       185        (3)         10,121
                                                          -----       ----      -----         ------
                                   Total ............... $29,995   $   835   $   (23)        $30,807


                                                                         (Dollars in thousands)
                                                                            December 31, 1996
                                                                      Gross       Gross
                                                         Amortized   Unrealized  Unrealized   Fair
                                                         Cost         Gains        Losses     Value
Available-for-sale securities:
Corporate debt securities ...........................   $ 5,412      $    52     $  (305)     $ 5,159
U.S. treasury securities and obligations of U.S
    government corporations and agencies ............     4,333           40          (0)       4,373
Equity securities ...................................    11,674       11,814        (304)      23,184
                                                        -------      -------      -------     -------
                                           Total ....   $21,419      $11,906     $  (609)     $32,716

Held-to-maturity securities:
 Corporate debt securities ............................. $16,037   $   236    $  (20)        $16,121
 Obligations of states and political subdivisions ......   5,005       496         0           5,500

 U.S. treasury securities and obligations of U.S
  government corporations and agencies .................  14,371        70        (3)         14,417
                                                         -------    ------    -------        -------
                                   Total ............... $35,413   $   802   $   (23)        $36,038


The amortized cost and aggregate fair value of debt securities at December 31, 1997, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

                                                 Amortized             Fair
                                                   Cost               Value

Available-for-sale securities:
     Due in one year or less                $         0      $         0
     Due after one year through five years       5,586,418        5,634,726
     Due after five years through ten years      7,667,898        7,790,173
     Due after ten years                         7,876,498        7,679,283

                                  Total     $    21,130,81    $  21,104,182

Held-to-maturity securities:
     Due in one year or less                $    1,976,325    $    1,989,228
     Due after one year through five years       7,717,801         7,987,579
     Due after five years through ten year      10,484,881        10,881,124
     Due after ten years                         9,815,890         9,949,631

                                   Total     $  29,994,897     $   30,807,562


Proceeds from the maturity or call of held-to-maturity securities during 1997 and 1996 were $5,258,588 and $5,773,992, respectively. Gross gains of $50,619 and $29,565 and gross losses of $531 and $342 for 1997 and 1996, respectively, were realized on those maturities or calls.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 3 CONTINUED

Proceeds from the sale of available-for-sale securities during 1997 were $6,001,536. Gross gains of $2,392,684 and gross losses of $53,157 for 1997 were realized on those sales.

NOTE 4 - NET INVESTMENT INCOME:
Major categories of investment income are summarized as follows:

                                                  (Dollars in thousands)
                                                  Year ended December 31,
                                                   1997       1996       1995

Fixed maturities ............................   $ 3,334    $ 3,112    $ 3,336
Equity securities ...........................       654        559        663
Mortgage loans on real estate ...............        29         39         45
Investment real estate ......................        18         13         17
Policy loans ................................        37         37         34
Other, principally short-term investments ...       222        230        234
                                                 -------    -------    -------
                                                  4,294      3,990      4,329
Less:  Investment expenses ..................       (90)       (55)       (18)
                                                 -------    -------    -------
Net investment income .......................   $ 4,204    $ 3,935    $ 4,311


An analysis of investment gains follows:
                                                     Year ended December 31,
                                                  1997       1996       1995

Net realized investment gains:
  Fixed maturities ...........................  $    66   $    12   $     56
  Other, principally equity securities            2,654     1,827      1,594
                                                -------    -------    -------
                                                $ 2,720   $ 1,839   $  1,650

An analysis of the net increase (decrease) in unrealized appreciation on available-for-sale securities follows:

                                                    Year ended December 31,
                                                  1997       1996       1995

Net increase (decrease) in unrealized
   appreciation on available-for-sale
   securities before deferred income tax ....   $ 6,266    $ 1,340    $ 3,356
Deferred income tax .........................    (1,711)      (372)      (630)
                                                 -------    -------    -------
Net increase (decrease) in unrealized
   appreciation on available-for-sale
   securities ...............................   $ 4,555    $   968    $ 2,726
                                                 -------    -------    -------

Investment real estate with a carrying value of approximately $2,000,000 produced insignificant income during the year ended December 31, 1995. This property was sold during the year ended December 31, 1995.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 5 - INCOME TAXES: Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reasons for these differences and the approximate tax effects are as follows:

                                                    Year ended December 31,
                                                  1997       1996       1995

Federal income tax rate applied to
   pre-tax income ..........................    $ 1,142     $   551     $    94
Dividends received deduction and
   tax-exempt interest .....................       (239)       (256)       (261)
Other, net .................................       (134)        (30)        229
Small life insurance company deduction .....       (407)       --          --
                                                -------     -------     -------
Federal income tax expense .................    $   362     $   265     $    62
                                                -------     -------     -------

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
(Dollars in Thousands)
                                                    December 31,     December 31
                                                        1997            1996
                                                        -----          ------

Deferred policy acquisition costs ....................     $(1,434)     $(1,364)
Policy liabilities ...................................         519          516
Unearned premiums ....................................         442          440
Claim liabilities ....................................         530          329
General insurance expenses ...........................         931          582
Unrealized gains on securities available-for-sale ....      (5,066)      (3,355)
                                                           -------      -------
Net deferred tax liabilities .........................     $(4,078)     $(2,852)
                                                           -------      -------

The approximate income tax effects of changes in temporary differences are as follows:
                                                    Year ended December 31,
                                                  1997       1996       1995

Deferred policy acquisition costs ..........      $  70       $ 226       $ (59)
Policy liabilities .........................         (3)        (17)        (76)
Unearned premiums ..........................         (2)        (87)        (21)
General insurance expenses .................       (349)       (268)         (3)
Claim liabilities ..........................       (201)        (38)       --
Other ......................................       --            28         176
                                                  -----       -----       -----
                                                  $(485)      $(156)      $  17
                                                  -----       -----       -----

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus". The aggregate balance in this account, $3,720,000 at December 31, 1997, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred tax liability not recognized is approximately $1,270,000 at December 31, 1997.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 6 - REINSURANCE:
NSFC is involved as a reinsurer in which it assumes some of the risk originally undertaken by another insurance company. Conversely, NSFC and NSIC also are involved in transactions in which another insurance company assumes some of the risk originally undertaken by NSFC and NSIC. Reinsurance contracts do not relieve NSIC and NSFC from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to NSIC and NSFC. NSIC and NSFC evaluate the financial condition of their reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvences. At December 31, 1997, reinsurance receivables with a carrying value of $406,000 and prepaid reinsurance premiums of $341,000 were associated with a single reinsurer.

The effect of reinsurance on premiums written and earned is as follows:
                                          (Dollars in Thousands)
                                                 1997
                                   ----------------------------------
                                    NSIC                        NSFC
                            ----------------             ----------------
                         Written        Earned         Written          Earned
                         -------        ------         -------          --------
Direct .........       $  4,118        $  4,039        $ 29,270        $ 30,815
Assumed ........           --              --              --              --
Ceded ..........            (48)            (48)         (2,086)           (520)
                        --------        --------        --------        --------
Net ............       $  4,070        $  3,991        $ 27,185        $ 30,295
                        --------        --------        --------        --------

                                          (Dollars in Thousands)
                                                 1996
                                   ----------------------------------
                                    NSIC                        NSFC
                            ----------------             ----------------
                         Written        Earned         Written          Earned
                         -------        ------         -------          --------
Direct .........       $  4,451        $  4,483        $ 31,920        $ 27,299
Assumed ........           --              --                 1            --
Ceded ..........            (51)            (51)         (8,422)         (5,077)
                        --------        --------        --------        --------
Net ............       $  4,400        $  4,432        $ 23,499        $ 22,222
                        --------        --------        --------        --------

NSFC also reinsures certain portions of insurance risk which exceed various retention limits. Claim liabilities for NSFC are stated after a deduction for reinsurance ceded to other companies totaling $7,146,000 at December 31, 1997. Reinsurance recoveries for claims and claim settlement expense were $1,343,000 during 1997.

NOTE 7 - EMPLOYEE BENEFIT PLAN:
In 1989, the Company and its subsidiaries established a retirement savings plan and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees who have completed one year of service at January 1 or July 1 are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Contributions for 1997, 1996 and 1995 amounted to $170,000, $90,708 and $-0-, respectively. Contributions are at the Board of Directors' discretion subject to governmental limitations.

In 1987, the Company established a deferred compensation plan for its Board of Directors. The Board members have an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award. Costs of the deferred compensation plan for 1997, 1996 and 1995 amounted to approximately $228,525, $61,813 and $13,000, respectively.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 8 - REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS:
The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 1997, NSIC's retained earnings unrestricted for the payment of dividends in 1998 amounted to $842,377. NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. As a result, dividends from NSFC to the Company are limited to $2,722,430 in 1998.

Securities with market values of $3,306,062 and $3,314,044, at December 31, 1997 and 1996, respectively, were deposited with various states pursuant to statutory requirements.

Under applicable Alabama insurance laws and regulations, NSFC is required to maintain a minimum total surplus (to include both paid-in and contributed and unassigned surplus) of $100,000.

Under applicable Alabama insurance laws and regulations, NSIC is required to maintain a minimum total surplus (to include both paid-in and contributed and unassigned surplus) of $200,000.

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

NOTE 10 - INDUSTRY SEGMENTS:
The Company and its subsidiaries operate primarily in the insurance industry. Premium revenues and operating income by industry segment for the years ended December 31, 1997, 1996 and 1995 are summarized below:

                                                     (Dollars in thousands)
                                                     Year ended December 31,
                                                   1997       1996       1995

Premium revenues:
   Individual life and accident and health
     insurance ................................    $ 3,991    $ 4,432    $ 4,903
   Property and casualty insurance ............     27,165     22,222     19,469
                                                   -------    -------    -------
                                                   $31,156    $26,654    $24,372
                                                   -------    -------    -------
Income (loss) before income taxes and cumulative effect adjustment:
   Individual life and accident and health
     insurance ................................   $ 2,171    $ 1,140    $  (178)
   Property and casualty insurance ............     1,572      1,191        651
   Other ......................................      (272)      (601)       (85)
                                                  -------    -------    -------
                                                    3,471      1,730        388
         Interest expense .....................      (111)      (109)      (112)
                                                  -------    -------    -------
                                                  $ 3,360    $ 1,621    $   276
                                                  -------    -------    -------

                                                    (Dollars in thousands)
                                                     Year ended December 31,
                                                   1997       1996       1995
Assets:
   Individual life and accident and health
     insurance ................................  $ 39,569   $ 35,590   $ 35,870
   Property and casualty insurance ............    67,286     62,538     61,192
   Other ......................................       103         91        204
                                                  -------    -------    -------
                                                 $106,958   $ 98,219   $ 97,266
                                                  -------    -------    -------

Amortization of deferred policy acquisition costs and depreciation expense:
   Individual life and accident and health
     insurance ................................  $    319   $    232   $    271
   Property and casualty insurance ............     1,339        879        939
                                                  -------    -------    -------
                                                 $  1,658   $  1,111   $  1,210
                                                  -------    -------    -------

Capital expenditures are not material, and consequently, are not reported.

NOTE 11 - CONTINGENCIES:
The Company and its subsidiaries continue to be named as parties to litigation related to the conduct of their insurance operations. These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Company's subsidiaries, and miscellaneous other causes of action. Most of these lawsuits include claims for punitive damages in addition to other specified relief. The frequency of these lawsuits has increased significantly in recent years, particularly in Alabama where the Company conducts the majority of its business. Certain of these actions are filed in jurisdictions in Alabama where local juries have returned large punitive damage verdicts against insurance companies and financial institutions with, in many cases, the punitive damage award bearing little or no relation to the actual damages. It is not feasible to predict or determine the ultimate outcome of these matters.

On October 4, 1996, a jury in the Circuit Court of Palm Beach County, Florida returned a verdict against National Security Fire & Casualty Company, a subsidiary of the Company, in the amount of $995,252. The plaintiff, Leon B. King, had alleged that the Company's subsidiary had acted in bad faith in, among other actions, failing to timely deliver a settlement check in connection with a 1986 automobile accident. This same case was previously tried in 1993 with the jury returning a verdict in favor of the Company's subsidiary on all counts alleged. This verdict was subsequently reversed on appeal which resulted in the subject trial. Various post-trial motions including a motion for a new trial were denied and this verdict is being appealed. The amount of this verdict is reflected in the accompanying financial statements. It should be noted, however, that in the event that this verdict is ultimately upheld, there could be an award of additional amounts including interest and attorneys' fees.

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

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 12 - CONCENTRATION OF CREDIT RISK:
The Company maintains its cash accounts primarily with banks located in Alabama. The total cash balances are insured by the FDIC up to $100,000 per bank. A summary of the total insured and uninsured amounts held by all banks at December 31, 1997 follows:
                                                          (Dollars in thousands)

   Cash and cash equivalents per balance sheet                         $    364
   Checks outstanding in excess of bank balance per balance sheet      (  1,190)
                                                                        --------
   Cash on hand                                                        (    826)

   Deposit in transit                                                  (    771)
   Outstanding checks                                                     2,666
                                                                        --------
   Total cash held at banks                                               1,069
   Portion secured by FDIC                                             (    613)
                                                                        --------
   Uninsured cash balances                                             $    456
                                                                        --------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
and Shareholders of
The National Security Group, Inc.


We have audited in accordance with generally accepted auditing standards, the financial statements of The National Security Group, Inc. as of December 31, 1997 and 1996 and for the years then ended included in this Form 10-K, and have issued our report thereon dated February 20, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules as of December 31, 1997 and 1996 and for the years then ended have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Birmingham, Alabama
February 20, 1998                     Dudley, Hopton-Jones, Sims & Freeman PLLP

                       THE NATIONAL SECURITY GROUP, INC.
                SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)


                                                  December 31, 1997                           December 31, 1996
                                                ---------------------------------------    --------------------------------

                                                                            Amount per                          Amount per
                                                    Original      Market    the Balance    Original   Market   the Balance
                                                      Cost        Value         Sheet       Cost      Value       Sheet
                                                 ------------- ------------ ------------  ---------- --------  -----------
Securities Held to Maturity:
United States government ........................      10,388      10,416      10,386      14,413      14,417      14,373
States, municipalities and
                political subdivisions ..........       4,527       5,081       4,592       4,947       5,500       5,005
Public Utilities ................................       3,527       3,592       3,596       3,511       3,550       3,559
Industrial and Miscellaneous ....................      11,341      11,719      11,421      12,382      12,571      12,476
                                                       ------      ------      ------      ------      ------      ------
Total Securities Held to Maturity ...............      29,783      30,808      29,995      35,253      36,038      35,413
                                                       ------      ------      ------      ------      ------      ------

Securities Available for Sale:

          Equity Securities:
Public utilities ................................       2,857       4,788       4,788       2,108       3,428       3,428
Banks and insurance companies ...................       2,456       7,141       7,141       2,361       5,863       5,863
Industrial and all other ........................       8,813      19,786      19,786       7,237      13,893      13,893
                                                       ------      ------      ------      ------      ------      ------
Total equity securities .........................      14,126      31,715      31,715      11,706      23,184      23,184
                                                       ------      ------      ------      ------      ------      ------

            Debt Securities:
            United States government ............      15,511      15,625      15,625       4,332       4,373       4,373
            Public Utilities ....................         694         710         710         687         701         701
            Industrial and Miscellaneous ........       4,926       4,769       4,769       4,694       4,458       4,458
                                                       ------      ------      ------      ------      ------      ------
            Total Debt Securities ...............      21,131      21,104      21,104       9,713       9,532       9,532
                                                       ------      ------      ------      ------      ------      ------

            Total Available for Sale ............      35,257      52,819      52,819      21,419      32,716      32,716
                                                       ------      ------      ------      ------      ------      ------

            Total Securities ....................      65,040      83,627      82,814      56,672      68,754      68,129
Mortgage loans on real estate ...................         320                     320         405                     405
Investment real estate ..........................       1,645                   1,645       1,659                   1,659
Policy loans ....................................         648                     648         622                     622
Short term investments ..........................       3,924                   3,924       4,575                   4,575
                                                       ------                  ------      ------                  ------
                            Total investments ...      71,577                  89,351      63,933                  75,390
                                                       ======                  ======      ======                  ======


               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                December 31,
                                                           ---------------------
                                                              1997        1996
                                                            -------      ------
Assets
Cash .................................................      $   167      $   155
Investment in subsidiaries (equity method)
eliminated upon consolidation ........................       46,721       40,854
Other assets .........................................          380          318
                                                            -------      -------
Total Assets .........................................      $47,268      $41,327
                                                            =======      =======

Liabilities and Shareholders' Equity
Accrued general expenses .............................      $   916      $   808

Total Liabilities ....................................          916          808

Total Shareholders' Equity ...........................      $46,352      $40,519
                                                            -------      -------
Total Liabilities and Shareholders' Equity ...........      $47,268      $41,327
                                                            =======      =======



The "Notes to Consolidated Financial Statements of The National Security Group, Inc." are an integral part this condensed financial information of the registrant.

See  accompanying  "Notes to Condensed Financial Information of Registrant"

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                For the Years Ended December 31,
                                                --------------------------------
                                                   1997      1996         1995
                                                --------------------------------
Income
From subsidiaries-eliminated upon consolidation
Dividends .....................................   $ 1,850    $ 1,800    $ 1,680
                                                  -------    -------    -------

Expenses
State taxes ...................................        26         25         25
Other expenses ................................       246        575         60
                                                  -------    -------    -------
                                                      272        600         85
                                                  -------    -------    -------
Income before income taxes and equity in
undistributed earnings of subsidiaries ........     1,578      1,200      1,595
Income tax benefit ............................      (109)      (175)       (43)
                                                  -------    -------    -------

Income before equity in undistributed earnings
of subsidiaries ...............................     1,687      1,375      1,638
Equity in undistributed earnings (losses)
of subsidiaries ...............................     1,311        (19)    (1,424)
                                                  -------    -------    -------

Net Income ....................................   $ 2,998    $ 1,356    $   214
                                                  =======    =======    =======




The "Notes to Consolidated Financial Statements of The National Security Group, Inc." are an integral part of this condensed financial information of the registrant.

See  accompanying  "Notes to Condensed Financial Information of Registrant"

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                      For the Years Ended December 31,
                                                    ----------------------------------
                                                        1997         1996        1995
                                                    ----------------------------------
Cash flows from operating activities:
Net income ..........................................   $ 2,998    $ 1,356    $   214
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries    (1,311)        19      1,424
Provision for amortization ..........................         0         22         12
(Increase)decrease in other assets .................       (62)      (157)        64
Increase (decrease) in other liabilities ............       107        433        (43)
                                                        -------    -------    -------
Net cash provided by
operating activities ................................     1,732      1,673      1,671
                                                        -------    -------    -------

Cash flows from financing activities:
Purchase of treasury stock ..........................       (98)       (70)      (222)
Cash dividends ......................................    (1,622)    (1,509)    (1,427)
                                                        -------    -------    -------
Net cash used in
financing activities ................................    (1,720)    (1,579)    (1,649)
                                                        -------    -------    -------

Net increase (decrease) in cash and cash equivalents         12         94         22

Cash and due from banks at beginning of year ........       155         61         39
                                                        -------    -------    -------

Cash and due from banks at end of year ..............   $   167    $   155    $    61
                                                        =======    =======    =======





The "Notes to Consolidated Financial Statements of The National Security Group, Inc." are an integral part of this condensed financial information of the registrant.

See accompanying "Notes to Condensed Financial Information of Registrant"

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
             Notes to Condensed Financial Information of Registrant


Note 1-Basis of Presentation
Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report as referenced in Form 10-K, Part II, Item 8, page 23.

Note 2-Cash Dividends from Subsidiaries
Dividends of $1.85 million in 1997, $1.80 million in 1996 and $1.68 million in 1995 were paid to the Registrant by its subsidiaries.

                        THE NATIONAL SECURITY GROUP, INC.
         SCHEDULE V. SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
                             (Amounts in thousands)

                                                                                                                       Policy Claims
                                                                                   Deferred       Future                   and Other
                                                                                  Acquisition     Policy        Unearned    Benefits
                                                                                     Costs        Benefits      Premiums     Payable
                                                                                  ----------   --------------  ---------- ----------
At December 31, 1997:
Life and accident and health insurance .........................................      $ 2,659      $18,667      $     0      $   386
Property and casualty insurance ................................................        1,557            0        8,853       21,860
                                                                                      -------      -------      -------      -------
Total ..........................................................................      $ 4,216      $18,667      $ 8,853      $22,246
                                                                                      =======      =======      =======      =======

At December 31, 1996:
Life and accident and health insurance .........................................      $ 2,700      $18,558      $     0      $   360
Property and casualty insurance ................................................        1,313            0       10,398       19,087
                                                                                      -------      -------      -------      -------
Total ..........................................................................      $ 4,013      $18,558      $10,398      $19,447
                                                                                      =======      =======      =======      =======

At December 31, 1995:
Life and accident and health insurance .........................................      $ 2,544      $18,290      $     0      $   477
Property and casualty insurance ................................................          856            0       12,467       16,061
                                                                                      -------      -------      -------      -------
Total ..........................................................................      $ 3,400      $18,290      $12,467      $16,538
                                                                                      =======      =======      =======      =======

                                                                                                      Commissions,
                                                                                          Benefits,  Amortization  General
                                                                                           Claims,    of Deferred  Expenses,
                                                                       Net               Losses and    Policy     Taxes,
                                                          Premium  Investment    Other  Settlement  Acquisition  Licenses   Premiums
                                                          Revenue     Income     Income    Expenses    Costs     and Fees    Written
                                                        ----------  ---------    --------   --------   ---------- --------  --------
For the year ended December 31, 1997:
Life and accident and health insurance ................    $ 3,991    $ 2,048    $     3    $ 2,106    $ 1,087    $ 2,089    $ 3,991
Property and casualty insurance .......................     27,165      2,156        692     20,889      4,735      4,290     27,185
Other .................................................          0          0          0          0          0        219         0
                                                           -------    -------    -------    -------    -------    -------    -------
Total .................................................    $31,156    $ 4,204    $   695    $22,995    $ 5,822    $ 6,598    $31,176
                                                           =======    =======    =======    =======    =======    =======    =======

For the year ended December 31, 1996:
Life and accident and health insurance.................    $ 4,432    $ 1,861    $     8    $ 2,484    $ 1,234    $ 2,804    $ 4,400
Property and casualty insurance .......................     22,222      2,074        574     17,193      3,487      3,825     23,498
Other .................................................          0          0          0          0          0        362         0
                                                           -------    -------    -------    -------    -------    -------    -------
Total .................................................    $26,654    $ 3,935    $   582    $19,677    $ 4,721    $ 6,991    $27,898
                                                           =======    =======    =======    =======    =======    =======    =======

For the year ended December 31, 1995:
Life and accident and health insurance.................    $ 4,903    $ 2,074    $     3    $ 2,166    $ 1,275    $ 4,587    $ 4,947
Property and casualty insurance .......................     19,469      2,237        502     15,555      3,406      3,488     20,119
Other .................................................          0          0          0          0          0         85          0
                                                           -------    -------    -------    -------    -------    -------    -------
Total .................................................    $24,372    $ 4,311    $   505    $17,721    $ 4,681    $ 8,160    $25,066
                                                           =======    =======    =======    =======    =======    =======    =======




Note: Investment income and other operating expenses are reported separately by segment and not allocated.

                        THE NATIONAL SECURITY GROUP, INC.
                     SCHEDULE VI. REINSURANCE (CONSOLIDATED)
                             (Amounts in thousands)

                                                                                                                      Percentage
                                                                                 Ceded       Assumed                  of Amount
                                                                     Gross      to Other    from Other       Net        Assumed
                                                                     Amount     Companies    Companies      Amount       to Net
                                                                   -----------  ----------  ------------  ----------- -------------

For the year ended December 31, 1997:
Life insurance in force ...................................       $138,059       $  6,332       $      0       $131,727         0.0%
                                                                  ========       ========       ========       ========       ===

Premiums:
Life insurance and accident and health insurance ..........       $  4,039       $     48       $      0       $  3,991         0.0%
Property and casualty insurance ...........................         30,815          3,652              0         27,163         0.0%
                                                                  --------       --------       --------       --------       ---

Total premiums ............................................       $ 34,854       $  3,700       $      0       $ 31,154         0.0%
                                                                  ========       ========       ========       ========       ===

For the year ended December 31, 1996:
Life insurance in force . . . . . . . . . . ...............       $145,054       $  6,764       $      0       $138,290         0.0%
                                                                    ========       ========       ========       ========       ===

Premiums:
Life insurance and accident and health insurance ..........       $  4,484       $     51       $      0       $  4,433         0.0%
Property and casualty insurance ...........................         33,987         11,768              0         22,219         0.0%
                                                                  --------       --------       --------       --------       ---

Total premiums ............................................       $ 38,471       $ 11,819       $      0       $ 26,652         0.0%
                                                                  ========       ========       ========       ========       ===



For the year ended December 31, 1995:
Life insurance in force ...................................       $149,855       $  7,886       $      0       $141,969         0.0%
                                                                  ========       ========       ========       ========       ===

Premiums:
Life insurance and accident and health insurance ..........       $  4,961       $     58       $      0       $  4,903         0.0%
Property and casualty insurance ...........................         32,702         13,234              1         19,469         0.0%
                                                                  --------       --------       --------       --------       ---

Total premiums ............................................       $ 37,663       $ 13,292       $      1       $ 24,372         0.0%
                                                                  ========       ========       ========       ========       ===




Note: Net reinsurance assumed premiums were, $0, $0, and $(2) for 1997, 1996, and 1995, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

                                    PART III

Item 10.  Directors and Officers of the Registrant

         The information contained on pages 2-4 of The National Security Group's Proxy Statement dated April 14, 1998, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

         The information contained on pages 7 and 8 of The National Security Group's Proxy Statement dated April 14, 1998, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information contained on page 9 of The National Security Group's Proxy Statement dated April 14, 1998, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to this item.

Item 13.  Certain Relationships and Related Transactions

         The information contained on pages 6 and 7 of The National Security Group's Proxy Statement dated April 14, 1998, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                     PART IV




Item 14.    Exhibits, financial statement schedules, and reports on Form 8-K

a.  The following documents are filed as part of this report:             Page #

    Report of Independent Certified Public Accountants                        18

    Consolidated Statements of Income--
       Years Ended December 31, 1997, 1996, and 1995                          19

    Consolidated Balance Sheets--December 31, 1997 and 1996                   20

    Consolidated Statements of Shareholders' Equity--
       Years Ended December 31, 1997, 1996, and 1995                          21

    Consolidated Statements of Cash Flows--
       Years Ended December 31, 1997, 1996, and 1995                          22

    Notes To Consolidated Financial Statements--December 31, 1997             23

    Schedule I. Summary Of Investments--December 31, 1997 and 1996            35

    Schedule III. Condensed Financial Information of Registrant--
       December 31, 1997 and 1996                                             36

    Schedule V. Supplementary Insurance Information--
       December 31, 1997, 1996, and 1995                                      40

    Schedule VI. Reinsurance--
       Years Ended December 31, 1997, 1996, and 1995                          41


All other Schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

b.    Reports on Form 8-K

The Company did not file any Form 8-K during the fourth quarter of 1997.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        THE NATIONAL SECURITY GROUP, INC.

/s/ M.L. Murdock                                      /s/ J.R. Brunson
---------------------------                          --------------------------
M.L. Murdock                                          J.R. Brunson
Senior Vice President, Chief Financial Officer,       President, Chief Executive
Treasurer and Director                                Officer and Director


Date: March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. On February 21, 1998.

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