Form 10-Q
period 1998-03-31
NATIONAL SECURITY GROUP INC
filed 1998-05-15
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                     to

                        Commission File Number: 0-18649


                        THE NATIONAL SECURITY GROUP, INC.
             (Exact name of registrant as specified in its charter)

   Delaware       63-1020300     661 East Davis Street, Elba, Alabama    36323
(State or other  (I.R.S.Employer (Address of principal                (Zip code)
jurisdiction of  Identification   executive offices)
Incorporation    No.)
or organization)

       Registrant's telephone number, including area code (334) 897-2273

                                 Not Applicable
 (Former name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Number of Shares of Common Stock outstanding as of May 1, 1998: 2,262,178

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

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                                 Three Months
                                                                Ended March 31
                                                                1998       1997

Revenues
Net insurance premiums earned .............................   $ 7,501    $ 7,982
Net investment income .....................................     1,165      1,102
Realized investment gains .................................       480         63
Other income ..............................................       139        162

  Total revenues ..........................................     9,284      9,309

Benefits and Expenses
Policyholder benefits and settlement expenses .............     5,881      5,346
Policy acquisition costs ..................................     1,671      1,402
General insurance expenses ................................     1,290      1,166
Insurance taxes, licenses and fees ........................       397        362

   Total benefits and expenses ............................     9,239      8,276


Income Before Income Taxes and
    Cumulative Effect Adjustment ..........................        45      1,033
Income Taxes (Current and deferred) .......................      (275)       411
Net Income ................................................   $   320    $   622

Earnings per share ........................................   $  0.14    $  0.27

Dividends Declared per Share ..............................   $  0.19    $  0.17


The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
                                                           As of       As of
                                                         March 31,  December 31,
Assets                                                      1998         1997
Investments:
   Securities held-to-maturity at amortized cost
    (estimated fair value: 1998 - $32,155;1997 - 33,959). $  31,379    $  29,995
   Securities available-for-sale, at estimated
    fair value (cost: 1998 - 34,780;1997 - 26,098) ......    54,212       52,819
   Receivable for securities ............................         0          400
   Mortgage loans .......................................       311          320
   Investment real estate, at cost ......................     1,629        1,645
   Policy loans .........................................       648          660
     Total investments ..................................    88,191       85,827
Cash and cash equivalents ...............................     1,989        3,888
Accrued investment income ...............................       897          833
Reinsurance recoverable .................................     8,543        8,489
Deferred policy acquisition costs .......................     4,158        4,216
Current income tax recoverable ..........................         0            0
Prepaid reinsurance premiums ............................       224          341
Other assets ............................................     2,977        3,364
   Total assets ......................................... $ 106,979    $ 106,958


Liabilities
   Policy reserves ...................................... $  18,736    $  18,667
   Claim reserves .......................................    22,544       22,246
   Unearned premiums ....................................     8,659        8,853
   Other policyholder funds .............................     1,684        1,729
   Deferred income tax ..................................     4,373        4,078
   Current Income tax payable ...........................       104          147
   Other liabilities ....................................     4,295        4,886
      Total liabilities ................................. $  60,395    $  60,606

Shareholders' Equity
Common stock, $1 par value, 2,339,848 shares issued .....     2,340        2,340
Additional paid in capital ..............................        17           17
Net unrealized appreciation on securities
   available-for-sale, net of deferred taxes ............    13,743       12,497
Retained earnings .......................................    31,767       31,888
Treasury stock, at cost (77,670 shares) .................   (1,283)        (390)
   Total shareholders' equity ...........................    46,584       46,352

   Total liabilities and shareholder's equity ........... $ 106,979    $ 106,958

Shareholders' Equity per Share ..........................     20.29        20.04



The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)                                                   Three Months
                                                                Ended March 31
                                                                 1998       1997

Cash Flows from Operating Activities
  Income from continuing operations .......................   $   320    $   622
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income .............................      (64)      (122)
    Reinsurance receivables ...............................       (54)     2,020
    Deferred Policy acquisition costs ................ ...        58       (82)
    Income Taxes .........................................       252        729
    Depreciation expense .................................        30         35
    Policy liabilities and claims .........................      173       (889)
    Other, net ............................................     (103)       (53)
      Net cash provided by operating activities ..........       612      2,260


Cash Flows from Investing Activities
     Cost of investments acquired .........................   (3,786)    (4,672)
     Sale and maturity of investments ....................     2,667      3,001
     Purchase of property and equipment ...................      (15)       (25)
     Proceeds from disposal of property and equipment ....         0          0
     Other, net ..........................................         0          0
       Net cash used in investing activities ..............   (1,134)    (1,696)

Cash Flows from Financing Activities
     Increase in other policyholder funds ................       (45)       (19)
     Dividends paid ......................................      (439)      (394)
     Purchase of treasury stock ..........................      (893)         0
       Net cash used in financing activities .............    (1,377)      (413)

Net increase (decrease) in cash and cash equivalents .....    (1,899)       151

Cash and cash equivalents, beginning of period ...........     3,888      4,722

Cash and cash equivalents, end of period .................   $ 1,989    $ 4,873




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


Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 1998 was 2,262, and for the period ending March 31, 1997 was 2,319.

Note 4-Changes in Shareholder's Equity

During the three months ended March 31, 1998 and 1997, there were no changes in shareholders' equity except for net income of $320 and $622 respectively; dividends paid of $439 and $394 respectively; unrealized investment gains, net of applicable taxes, of $1,245 and $715 respectively, and (purchases) of treasury stock of ($893) and 0 respectively.


Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                          March 31,   January 1,
                                                             1998        1998
Deferred policy acquisition costs ........................   (1,417)   (1,434)
Policy liabilities .......................................      594       519
Unearned premiums ........................................      484       442
Claims liabilities .......................................      540       530
General insurance expenses ...............................      951       931
Unrealized gains on securities available-for-sale ........   (5,689)   (5,066)
Other ....................................................      164         0

Net deferred tax assets (liability) ......................   (4,373)   (4,078)


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

On October 4, 1996, a jury in the Circuit Court of Palm Beach County, Florida returned a verdict against National Security Fire & Casualty Company, a subsidiary of the Company, in the amount of $995,252. The plaintiff, Leon B. King, had alleged that the Company's subsidiary had acted in bad faith in, among other actions, failing to timely deliver a settlement check in connection with a 1986 automobile accident. This same case was previously tried in 1993 with the jury returning a verdict in favor of the Company's subsidiary on all counts alleged. This verdict was subsequently reversed on appeal which resulted in the subject trial. Various post-trial motions including a motion for a new trial were denied and this verdict is being appealed. The amount of this verdict is reflected in the accompanying financial statements. It should be noted, however, that in the event that this verdict is ultimately upheld, ther could be an award of additional amounts including interest and attorneys' fees.

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

Note 7-Accounting for certain investments in debt and equity securities

The Company's investment securities are classified in two categories and accounted for as follows:

Securities Held-to-Maturity. Bonds, notes and redeemable preferred stock for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest using methods which approximate level yields over the period to maturity.

Securities Available-for-Sale. Bonds, notes, common stock and non-redeemable preferred stock not classified as either held-to-maturity, or trading are reported at fair value, adjusted for other-than-temporary declines in fair value.

The Company and its subsidiaries have no trading securities.

Unrealized   holding   gains   and   losses,   net   of   tax,   on   securities
available-for-sale are determined using the specific-identification method.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 7-Continued

Mortgage loans and policy loans are stated at the unpaid principle balance of such loans. Investment real estate is reported at cost, less allowances for depreciation computed on the straight -line basis. Short-term investments are carried at cost, which approximate market value. Investments with other than temporary impairment in value are written down to estimated realizable values.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of March 31, 1998, compared with December 31, 1997 and its results of operations and cash flows for the quarter ending March 31, 1998, compared with the same period last year.

The reader is assumed to have access to the Company's 1997 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Earned premiums for the three month period ending March 31, 1998 were $7.5 million versus $7.9 million for the same period last year, a decrease of 6%. The slight decrease is primarily due to the property/casualty subsidiary's reduction in homeowner's insurance premiums.

Net investment income:

Net investment income is up slightly over last year due to an increase in invested assets.


Realized capital gains and losses:

Investment gains of $480,000 were realized in the first quarter of 1998. This is up significantly from the first quarter of 1997. The gains were primarily generated from the sale of securities in the subsidiaries available for sale portfolio. The Company's investment committee only sells selected securities as market conditions warrant.

Other income:

Other income is down $23,000 due to a decrease in policy fees generated by an automobile program which was discontinued in the first quarter of 1998.

Policyholder benefits and settlement expenses:

Policyholder benefits as a percent of net insurance premiums earned has increased significantly compared to the first quarter of last year, 78.4% versus 66.9%. The increase is primarily due to a rise in incurred loss in the property/casualty subsidiary's private passenger automobile programs. One of these programs in the State of Louisiana was canceled earlier this year due to adverse claims experience.

Policy acquisition cost:

Policy acquisition costs are up nearly $300,000 compared to last year. This increase is due to costs associated with the launch of a new homeowners program in the State of Louisiana. The program is being underwritten by a managing general agent in Louisiana. Because managing general agents actually collect from sub-agents and underwrite policies, acquisition costs are usually higher on these programs. These costs are offset by lower general and administrative expenses at the company level.

General insurance expenses:

General insurance expenses are up 10% from last year due to slight increase among several expense categories.


Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees have increased slightly both in total and as a percent of premiums earned due to an increase in homeowners premiums written in the property/casualty subsidiaries.

Income taxes:

Income taxes are down compared to last year due to a decrease in income of nearly $1 million and an increase in deferred tax assets. These future deductible amounts reduce overall income tax expense.


Summary:

Net income decreased $300,000 primarily due to an increase in policyholder benefits associated with losses incurred in the property/casualty subsidiaries private passenger automobile programs.

Investments:

Investments increased $2.3 million during the first quarter of 1998. The increase in investments was due to an increase in unrealized capital gains and new investments made with increased cash flow from the property/casualty insurance subsidiaries.

Capital resources:

At March 31, 1998, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $46.5 million, up slightly from December 31, 1997. The increase reflects net income of $320,000, an increase in unrealized investment gains of $1.2 million, dividends paid of $439,000, and purchases of treasury stock of $893,000. The Company assumed long term debt of $750,000 to finance the purchase of treasury stock. This debt is to be repaid over five years at 7% interest.

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

The Company had $2.0 million in cash and cash equivalents at March 31, 1998. Net cash provided by operating activities was $600,000 for the current period, compared to $2.2 million for the period ended March 31, 1997. Cash used in investing activities was $1.1 million for the quarter. This use of cash was used to increase bond and stock investments. Cash dividends paid to stockholders' of $439,000, and purchases of treasury stock of $893,000 are the primary use of cash used in financing activities.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

         See Exhibit Index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By  M.L. Murdock /s/
    --------------------------
    M.L. Murdock
    Senior Vice President and
    Chief Financial Officer

Dated: May 14, 1998

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