Form 10-Q
period 1998-06-30
NATIONAL SECURITY GROUP INC
filed 1998-08-14
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ____________

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


  Number of Shares of Common Stock outstanding as of August 6, 1998: 2,271,018

                      Exhibit index is located on page 14.

                               Page 1 of 14 pages

                        THE NATIONAL SECURITY GROUP, INC.

                                      INDEX



                                                                     Page No.

PART I    FINANCIAL INFORMATION

      Item 1.  Financial Statements

       Consolidated Statements of Income ..............................    3
       Consolidated Balance Sheets ....................................    4
       Consolidated Statements of Cash Flows ..........................    5
       Notes to Financial Statements ..................................    6

      Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations ......    9

PART II   OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K .......................   12

SIGNATURE .............................................................   13

EXHIBIT INDEX .........................................................   14

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                                  Three Months            Six Months
                                                                  Ended June 30         Ended June 30
                                                                 1998      1997         1998      1997
                                                                 ----      ----         ----      ----

Revenues
Net insurance premiums earned .............................   $  7,273    $  7,881   $ 14,774    $ 15,863
Net investment income .....................................        917         914      2,082       2,016
Realized investment gains .................................        937         620      1,417         683
Other income ..............................................        126         171        264         333
                                                              --------    --------   --------    --------

  Total revenues ..........................................      9,253       9,586     18,537      18,895
                                                              --------    --------   --------    --------

Benefits and Expenses
Policyholder benefits and settlement expenses .............      6,128       5,158     12,009      10,504
Policy acquisition costs ..................................      1,640       1,542      3,311       2,944
General insurance expenses ................................      2,587       1,153      3,877       2,319
Insurance taxes, licenses and fees ........................        301         415        698         777
                                                              --------    --------   --------    --------

  Total benefits and expenses .............................     10,656       8,268     19,895      16,544
                                                              --------    --------   --------    --------


Income Before Income Taxes and Cumulative Effect Adjustment     (1,403)      1,318     (1,358)      2,351
Income Taxes (Current and deferred) .......................         18         308       (257)        719
                                                              --------    --------   --------    --------
Net Income (Loss) .........................................   $ (1,421)   $  1,010   $ (1,101)   $  1,632
                                                              ========    ========   ========    ========

Earnings (loss) per share .................................   $  (0.62)   $   0.43   $  (0.48)   $   0.70
                                                              ========    ========   ========    ========

Dividends Declared per Share ..............................   $   0.19    $   0.17   $   0.38    $   0.34
                                                              ========    ========   ========    ========




The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
                                                              As of    As of
                                                           June 30, December 31,
Assets                                                        1998      1997
                                                             ----       ----
Investments:
   Securities held-to-maturity at amortized cost
    (estimated fair value: 1998 - $32,468  1997 - 30,807) . $  31,712  $  29,995
   Securities available-for-sale, at estimated fair value
    (cost: 1998 - 33,567;  1997 - 35,257) .................    52,902     52,819
   Receivable for securities ..............................         0        400
   Mortgage loans .........................................       219        320
   Investment real estate, at cost ........................     1,615      1,645
   Policy loans ...........................................       648        660
                                                             --------- ---------
     Total investments ....................................    87,108     85,827
                                                             --------- ---------
Cash and cash equivalents .................................     3,299      3,888
Accrued investment income .................................       876        833
Reinsurance recoverable ...................................     7,969      8,489
Deferred policy acquisition costs .........................     4,200      4,216
Current income tax recoverable ............................       234          0
Prepaid reinsurance premiums ..............................       214        341
Other assets ..............................................     3,626      3,364
                                                             ---------  --------
   Total assets ........................................... $ 107,526  $ 106,958
                                                             ========= =========

Liabilities
   Policy reserves ........................................ $  18,748  $  18,667
   Claim reserves .........................................    23,301     22,246
   Unearned premiums ......................................     9,547      8,853
   Other policyholder funds ...............................     1,588      1,729
   Deferred income tax ....................................     4,653      4,078
   Current Income tax payable .............................         0        147
   Other liabilities ......................................     4,862      4,886
                                                            ---------  ---------
      Total liabilities ................................... $  62,699  $  60,606
                                                            ---------  ---------

Shareholders' Equity
Common stock, $1 par value, 2,339,848 shares issued .......     2,340      2,340
Additional paid in capital ................................        17         17
Accumulated comprehensive income:
     Net unrealized appreciation on investment securities .    13,670     12,497
Retained earnings .........................................    29,913     31,888
Treasury stock, at cost (68,830 shares) ...................    (1,113)     (390)
                                                             ---------  --------
   Total shareholders' equity .............................    44,827     46,352
                                                             ---------  --------

   Total liabilities and shareholder's equity ............. $ 107,526  $ 106,958
                                                             =========  ========


Shareholders' Equity per Share .............................    19.74      20.04
                                                             =========  ========

The Notes to Financial Statements are an integral part of these statements
                                        4

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)                                                  Six Months
                                                               Ended June 30
                                                               1998      1997
                                                              -----      ----

Cash Flows from Operating Activities
  Income from continuing operations ......................   $(1,101)   $ 1,632
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income ............................       (43)       (37)
    Reinsurance receivables ..............................       520      1,190
    Deferred Policy acquisition costs ....................      (190)
    Income Taxes .........................................      (147)     1,350
    Depreciation expense .................................        61         59
    Policy liabilities and claims ........................     1,749      1,048
    Other, net ...........................................       239       (243)
                                                             -------    -------
      Net cash provided by operating activities ..........     1,294      4,809
                                                             -------    -------


Cash Flows from Investing Activities
     Cost of investments acquired ........................    (4,907)    (8,425)
     Sale and maturity of investments ....................     4,795      3,002
     Purchase of property and equipment ..................       (37)       (76)
     Proceeds from disposal of property and equipment ....         0          0
     Other, net ..........................................         0          0
                                                             -------    -------
       Net cash used in investing activities .............      (149)    (5,499)
                                                             -------    -------

Cash Flows from Financing Activities
     Decrease in other policyholder funds ................      (141)       (39)
     Dividends paid ......................................      (871)      (788)
     Purchase of treasury stock ..........................      (722)         0
                                                             -------    -------
       Net cash used in financing activities .............    (1,734)      (827)
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents .....      (589)    (1,517)

Cash and cash equivalents, beginning of period ...........     3,888      4,722
                                                             -------    -------

Cash and cash equivalents, end of period .................   $ 3,299    $ 3,205
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


Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending June 30, 1998 was 2,271,000 and for the period ending June 30, 1997 was 2,320,000.

Note 4-Changes in Shareholder's Equity (in thousands)

During the six months  ended  June 30,  1998 and 1997,  there were no changes in shareholders' equity except for net (loss) income of $(1,101) and $1,632 respectively; dividends paid of $871 and $789 respectively; unrealized investment gains, net of applicable taxes, of $1,169 and $2,081 respectively, and purchase of treasury stock of $722 and $0 respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows: (in thousands)
                                                            June 30,  January 1,
                                                              1998        1998

Deferred policy acquisition costs ......................     (1,425)     (1,434)
Policy liabilities .....................................        526         519
Unearned premiums ......................................        559         442
Claims liabilities .....................................        653         530
General insurance expenses .............................        700         931
Unrealized gains on securities available-for-sale ......     (5,610)     (5,066)
Other ..................................................        (56)          0
                                                             ------      ------
Net deferred tax liability .............................     (4,653)     (4,078)
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

On October 4, 1996, a jury in the Circuit Court of Palm Beach County, Florida returned a verdict against National Security Fire & Casualty Company, a subsidiary of the Company, in the amount of $995,252. The plaintiff, Leon B. King, had alleged that the Company's subsidiary had acted in bad faith in, among other actions, failing to timely deliver a settlement check in connection with a 1986 automobile accident. This same case was previously tried in 1993 with the jury returning a verdict in favor of the Company's subsidiary on all counts alleged. This verdict was subsequently reversed on appeal which resulted in the subject trial. Various post-trial motions including a motion for a new trial were denied and the verdict was appealed. The Florida District Court of Appeal for the Fourth District subsequently affirmed the verdict and concurrently granted the motion for attorney's fees and costs filed by the attorneys for the plaintiff, remanding the case to the trial court for a determination of the amount. The Company's subsidiary subsequently reached a settlement of the attorney's fee issue and the judgment, including all related issues, was satisfied on July 8, 1998.

This judgment and the settlement of the attorney's fee award will result in a combined charge to the Company's 1998 earnings of $2 million. This amount is reflected in the accompanying financial statements for the quarter ended June 30, 1998. The Company's subsidiary is now pursuing recovery of the amount it has expended in the resolution of this litigation from the independent adjusting firm whose actions it believes caused or contributed to the basis for the subject litigation. No provision has been established for any potential recovery.

Note 7- Comprehensive Income

Effective January 1, 1998 the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). Comprehensive Income is defined as net income and all other changes in stockholders' equity from transactions and events arising from non-owner sources. The adoption of SFAS 130 had no impact on the Company's net income or Shareholders' equity. The primary additional component for The National Security Group, Inc. is unrealized investment gains and losses. Total comprehensive income was $72,000 and $3.7 million at June 30, 1998 and 1997, respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)


Note 8-Year 2000 Issue

The Year 2000 issue relates to computer system programs which may not properly recognize the change in date years from 1999 to 2000. As a result of this time sensitivity of existing software, any business entity is at risk of possible system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send billings, or engage in similar normal business activities.

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

The Company is utilizing internal resources to reprogram and test software for year 2000 modifications. The Company anticipates completing the year 2000 project no later than June 30, 1999. The total cost of the year 2000 project is not expected to be material to the financial results of the Company.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of June 30, 1998, compared with December 31, 1997 and its results of operations and cash flows for the quarter ending June 30, 1998, compared with the same period last year.

The reader is assumed to have access to the Company's 1997 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Earned premium for the six month period ending June 30, 1998 was $14.7 million versus $15.8 million for the same period last year. This reduction in premium is primarily due to a subsidiary eliminating a private passenger automobile program in Louisiana. To help replace premium lost from this program the property/casualty subsidiaries have begun new programs in Louisiana and Florida. The Louisiana program is a mobile homeowners program which began in late 1997. The Florida program is an automobile program which also began in late 1997.

Net investment income:

Net investment income is up slightly, primarily due to an increase in investments in debt securities over the last year.

Realized capital gains and losses:

Investment gains of $1.4 million were realized in the first half of 1998. In light of the record highs achieved by many of the equity investments held by the Company, the investment committee elected to sale a portion of certain holdings to increase the diversity of the portfolio.

Other income:

Other income is down slightly due to a decrease in policy fees from the Louisiana private passenger auto program which was discontinued in 1997.

Policyholder benefits and settlement expenses:

Policyholder benefits as a percent of net insurance premiums earned is up considerably from last year, 81.2% versus 66.1%. The increase in policy holder benefits is primarily due to losses incurred from the discontinuation of the previously mentioned Louisiana automobile program, and from second quarter tornado losses incurred in a property/casualty subsidiary's low value dwelling and homeowners programs. Tornado losses incurred in April from a single tornado which hit Jefferson County Alabama exceeded $500,000.

Policy acquisition costs:

Policy acquisition costs as a percent of premiums earned are up due to increased cost associated with the startup of the new homeowners program in Louisiana and the new automobile program in Florida. Both programs are run by managing general agents which underwrite policies and pay claims. The Company, in order to compensate the agent for these added responsibilities, pays a higher commission rate to the agent. These increased commissions are partly offset by decreased general and administrative expenses on the program.

General insurance expenses:

General insurance expenses are up 67% from last year due to expenses associated with the settlement of the litigation discussed in Note 7 of the financial statements.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are down due to a decrease in written premium. As previously discussed, the decrease in written premium is primarily due to the cancellation of a private passenger auto program in the State of Louisiana.


Income taxes:

The Company has an income tax benefit for the current year due to a net loss caused primarily by the settlement of previous years litigation expenses in 1998. Previous year's litigation accruals are deferred tax assets representing future deductible amounts until the litigation is actually settled. The settlement of previous year's litigation in 1998 will be current tax assets deductible on the Company's 1998 income tax.

Summary:

The Company has a year to date net loss of $1.1 million dollars versus net income of $1.6 million in 1997. The net loss in 1998 is primarily a result of the previously discussed litigation settlement reached in July of 1998 and accrued in the second quarter, and from tornado and windstorm losses incurred in low value dwelling and homeowners property insurance programs.

Investments:

Investments increased slightly during the first half of 1998 primarily due to increases in market value of available-for-sale equity securities. Proceeds from the sale of select available-for-sale securities were reinvested primarily in debt securities classified in the hold-to-maturity portfolio.

Capital resources:

At June 30, 1998, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $44.8 million, down $1.5 million from December 31, 1997. The decrease reflects a net loss of $(1.1 million), an increase in unrealized investment gains of $1.1 million, dividends paid of $871,000, and the purchase of treasury stock of $722,000.

A subsidiary has a note from a local bank which management intends to repay in full within the next year.

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

The Company had $3.3 million in cash and cash equivalents at June 30, 1998. Net cash provided by operating activities was $1.2 million for the current period, compared to net cash provided of $4.8 million for the period ended June 30, 1997. Cash used in investing activities was $149,000. Cash dividends paid to stockholders' of $871,000 and treasury stock purchased of $722,000 are the primary uses of cash used in financing activities.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

         See Exhibit Index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By   /S/ M.L. Murdock
    ------------------------------
      M.L. Murdock
      Senior Vice President and
      Chief Financial Officer

Dated: August 14, 1998

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