Form 10-Q
period 1998-09-30
NATIONAL SECURITY GROUP INC
filed 1998-11-13
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  AND
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

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


 Number of Shares of Common Stock outstanding as of November 6, 1998: 2,051,311

                      Exhibit index is located on page 14.

                               Page 1 of 14 pages

                        THE NATIONAL SECURITY GROUP, INC.

                                      INDEX



                                                                        Page No.

PART I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income .................................   3
         Consolidated Balance Sheets .......................................   4
         Consolidated Statements of Cash Flows .............................   5
         Notes to Financial Statements .....................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................   9

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................   12

SIGNATURE .................................................................   13

EXHIBIT INDEX .............................................................   14

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                         Three Months            Nine Months
                                      Ended September 30      Ended September 30
                                       1998        1997       1998        1997
                                       ----        ----       ----        ----

Revenues
Net insurance premiums earned .....   $  6,942   $  7,894   $ 21,716    $ 23,757
Net investment income .............      1,135      1,173      3,217       3,189
Realized investment gains .........      1,094      1,414      2,511       2,097
Other income ......................        147        155        411         488
                                      --------   --------   --------    --------

  Total revenues ..................      9,318     10,636     27,855      29,531
                                      --------   --------   --------    --------

Benefits and Expenses
Policyholder benefits and
    settlement expenses ...........      6,273      6,365     18,282      16,869
Policy acquisition costs ..........      1,094      1,299      4,405       4,243
General insurance expenses ........        887      1,536      4,764       3,855
Insurance taxes, licenses and fees         453        363      1,151       1,140
                                      --------   --------   --------    --------

  Total benefits and expenses .....      8,707      9,563     28,602      26,107
                                      --------   --------   --------    --------


Income Before Income Taxes and
    Cumulative Effect Adjustment ..        611      1,073       (747)      3,424
Income Taxes (Current and deferred)        219        440        (38)      1,159
                                      --------   --------   --------    --------
Net Income (Loss) .................   $    392   $    633   $ ( 709)    $  2,265
                                      ========   ========   ========    ========

Earnings (loss) per share .........   $   0.17   $   0.28   $  (0.31)   $   0.98
                                      ========   ========   ========    ========

Dividends Declared per Share ......   $   0.19   $   0.17   $   0.57    $   0.51
                                      ========   ========   ========    ========




The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
                                                              As of       As of
                                                             Sept 30,    Dec 31,
Assets                                                         1998       1997
                                                               ----       ----
Investments:
Debt Securities held-to-maturity at amortized cost
 (estimated fair value: 1998 - $31,779; 1997 - 30,807) .....   $30,494   $29,995
Debt Securities available-for-sale, at estimated fair value
 (cost: 1998 - 20,192;  1997 - 21,131) .....................    20,295    21,104
Equity Securities, at market
 (cost: 1998 - $14,489; 1997 - $14,126) ....................    29,002    31,715
Receivable for securities ..................................         0       400
   Mortgage loans ..........................................       154       320
   Investment real estate, at cost .........................     1,599     1,645
   Policy loans ............................................       652       648
                                                               -------   -------
     Total investments .....................................    82,196    85,827
                                                               -------   -------
Cash and cash equivalents ......................                 3,382     3,888
Accrued investment income ......................                   921       833
Reinsurance recoverable ........................                 7,504     8,489
Deferred policy acquisition costs ..............                 4,355     4,216
Current income tax recoverable .................                   516         0
Prepaid reinsurance premiums ...................                   329       341
Other assets ...................................                 3,426     3,364
                                                              --------  --------
   Total assets ................................              $102,629  $106,958
                                                              ========  ========

Liabilities
   Policy reserves .............................               $18,817   $18,667
   Claim reserves ..............................                23,575    22,246
   Unearned premiums ...........................                 9,724     8,853
   Other policyholder funds ....................                 1,693     1,729
   Deferred income tax .........................                 3,383     4,078
   Current Income tax payable ..................                     0       147
   Other liabilities ...........................                 4,006     4,886
                                                               -------   -------
      Total liabilities ........................               $61,198   $60,606
                                                               -------   -------

Shareholders' Equity
Common stock, $1 par value, 2,339,848 shares issued ..           2,340     2,340
Additional paid in capital ...........................              17        17
Accumulated comprehensive income:
 Net unrealized appreciation on investment securities           10,314    12,497
Retained earnings ....................................          29,873    31,888
Treasury stock, at cost (68,830 shares) ..............          (1,113)    (390)
                                                              --------- --------
   Total shareholders' equity ........................          41,431    46,352
                                                              --------- --------

   Total liabilities and shareholder's equity ........       $ 102,629  $106,958
                                                             =========  ========

Shareholders' Equity per Share .......................           18.25     20.04
                                                             =========  ========

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)                                               Nine Months
                                                           Ended September 30
                                                           1998         1997
                                                          -----         ----

Cash Flows from Operating Activities
  Income from continuing operations .................   $   (709)   $  2,265
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income .......................        (88)       (178)
    Reinsurance receivables .........................        985         (88)
    Deferred Policy acquisition costs ...............       (139)       (315)
    Income Taxes ....................................       (842)      1,951
    Depreciation expense ............................         92          89
    Policy liabilities and claims ...................      2,350       3,626
    Other, net ......................................     (3,356)        491
                                                        --------    --------
Net cash (used in) provided by operating activities .     (1,707)      7,841
                                                        --------    --------


Cash Flows from Investing Activities
     Cost of investments acquired ...................     (6,786)    (17,043)
     Sale and maturity of investments ...............      8,229       8,223
     Purchase of property and equipment .............        (69)        (95)
     Proceeds from disposal of property and equipment          0           0
     Other, net .....................................          0           0
                                                        --------    --------
Net cash provided by  (used in) investing activities       1,374      (8,915)
                                                        --------    --------

Cash Flows from Financing Activities
     Decrease in other policyholder funds ...........        (36)         77
     Loan proceeds ..................................      1,887           0
     Dividends paid .................................     (1,302)     (1,182)
     Purchase of treasury stock .....................       (722)        (98)
                                                        --------    --------
Net cash used in financing activities ...............       (173)     (1,203)
                                                        --------    --------

Net decrease  in cash and cash equivalents ..........       (506)     (2,277)

Cash and cash equivalents, beginning of period ......      3,888       4,722
                                                        --------    --------

Cash and cash equivalents, end of period ............   $  3,382    $  2,445
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

Note 2-Reinsurance

National Security Fire and Casualty Company ("NSFC") and Omega One Insurance Company ("Omega") are wholly owned property and casualty insurance subsidiaries of The National Security Group, Inc ("The Company"). National Security Insurance Company ("NSIC") is a wholly owned life insurance subsidiary of the Company. The insurance subsidiaries reinsure certain portions of insurance risk which exceed various retention limits. NSFC, Omega and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations.

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending September 30, 1998 was 2,279,000 and for the period ending September 30, 1997 was 2,313,000.

Note 4-Changes in Shareholder's Equity (in thousands)

During the nine months ended September 30, 1998 and 1997, there were no changes in shareholders' equity except for net (loss) income of $(709) and $2,265 respectively; dividends paid of $1,302 and $1,183 respectively; changes in unrealized investment gains, net of applicable taxes, of $(2,182) and $3,223 respectively, and purchase of treasury stock of $722 and $70 respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

(in thousands)

                                                       September 30,  January 1,
                                                               1998        1998
                                                            -------      -------
Deferred policy acquisition costs ......................     (1,514)     (1,434)
Policy liabilities .....................................        526         519
Unearned premiums ......................................        549         442
Claims liabilities .....................................        643         530
General insurance expenses .............................        700         931
Unrealized gains on securities available-for-sale ......     (4,231)     (5,066)
Other ..................................................        (56)          0
                                                             ------      ------
Net deferred tax liability .............................     (3,383)     (4,078)
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

This judgment and the settlement of the attorney's fee award will result in a combined charge to the Company's 1998 earnings of $2 million. This amount is reflected in the accompanying financial statements for 1998. The Company's subsidiary is now pursuing recovery of the amount it has expended in the resolution of this litigation from the independent adjusting firm whose actions it believes caused or contributed to the basis for the subject litigation. No provision has been established for any potential recovery.

Note 7- Comprehensive Income

Effective January 1, 1998 the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). Comprehensive Income is defined as net income and all other changes in stockholders' equity from transactions and events arising from non-owner sources. The adoption of SFAS 130 had no impact on the Company's net income or Shareholders' equity. The primary additional component for The National Security Group, Inc. is unrealized investment gains and losses. Total comprehensive
(loss) income was $(2.9 million) and $5.4 million at September 30, 1998 and 1997, respectively.

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


Note 9-Subsequent Events

On October 7, 1998 the Company repurchased 219,707 shares of its common stock, representing 9.7% of the total shares outstanding. The shares were repurchased at the market price of $11.51 per share. The repurchase was partially funded by an unsecured short term 7.8% loan from a local bank in the amount of $2,350,000. Management intends to secure long term financing of this debt before maturity, and repay the loan from dividends of subsidiaries.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of September 30, 1998, compared with December 31, 1997 and its results of operations and cash flows for the quarter ending September 30, 1998, compared with the same period last year.

The reader is assumed to have access to the Company's 1997 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Earned premium for the nine month period ending September 30, 1998 was $21.7 million versus $23.8 million for the same period last year. This reduction in premium is primarily due to a property/casualty subsidiary eliminating a private passenger automobile program in Louisiana. The subsidiary has also reduced automobile premium writings in Georgia during 1998. To help replace premium lost from these programs the property/casualty subsidiaries have begun new programs in Louisiana and Florida. The Louisiana program is a mobile homeowners program which began in late 1997.
The Florida program is an automobile program which also began in late 1997.

Net investment income:

Net investment income is comparable to last year.

Realized capital gains and losses:

Investment gains of $2.5 million were realized in the first nine months of 1998. Investment gains of $2.1 million were realized in the first nine months of 1997. With many of the Company's equity investment holdings rapidly increasing in value over the last three years, the investment committee elected to sale a portion of certain holdings to increase the diversity of the portfolio.

Other income:

Other income is down slightly due to a decrease in policy fees from the Louisiana private passenger auto program which was discontinued in 1997.

Policyholder benefits and settlement expenses:

Policyholder benefits as a percent of net insurance premiums earned are up considerably from last year, 85% versus 72%. There are several factors which have contributed to the large increase in policyholder benefits and settlement expenses during 1998. Late in the third quarter of 1998 Hurricane Georges made landfall on the coast of Mississippi causing widespread, mostly moderate, damage to property insured by the Company in south Mississippi and southwest Alabama. Current estimates of losses incurred from Hurricane Georges are $1.2 million. The second major factor contributing to the increase in policy holder benefits is losses incurred from the previously mentioned Louisiana private passenger automobile program. This program was canceled earlier this year due to the poor underwriting results and unfavorable legal and regulatory climate in Louisiana. The third major factor contributing to the poor underwriting results was second quarter tornado losses incurred in a property/casualty subsidiary's low value dwelling and homeowners programs. Tornado losses incurred in April from a single tornado which hit Jefferson County Alabama exceeded $500,000.

The unpredictability of hurricane and tornado losses is inherent in the dwelling property insurance business. The Company maintains catastrophe reinsurance coverage to prevent catastrophic natural disaster related losses from having a material impact on the Company's financial condition, but such losses will have a material impact on the Company's results of operations(current net income) in the period incurred.

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

General insurance expenses:

General insurance expenses are up 24% from last year due to expenses associated with the settlement of the litigation discussed in Note 7 of the financial statements.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are up slightly due to an increase in written premium in the State of Florida and an increase in guaranty fund assessments.

Income taxes:

The Company has an income tax benefit due to the current years net operating loss.

Summary:

The Company has a year to date net loss of $700,000 versus net income of $2.3 million in 1997. The net loss in 1998 is primarily a result of the previously discussed litigation settlement reached in July of 1998 and accrued in the second quarter, and from tornado, windstorm, and hurricane losses incurred in low value dwelling and homeowners property insurance programs.

Investments:

Investments decreased during the third quarter of 1998. The Company's equity portfolio had a decrease in unrealized gains during the third quarter as the overall stock market suffered a decline. Also, several of the Company's bonds were called during the third quarter as interest rates continued to decline. The cash from these investments were used to pay the litigation settlement discussed in the notes to the financial statements.

Capital resources:

At September 30, 1998, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $41.4 million, down $4.9 million from December 31, 1997. The decrease reflects a net loss of $709,000, a decrease in unrealized investment gains of $2.1 million, dividends paid of $1.3 million, and the purchase of treasury stock of $722,000.

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

The Company had $3.4 million in cash and cash equivalents at September 30, 1998. Net cash used in operating activities was $1.7 million for the current period, compared to net cash provided of $7.8 million for the period ended September 30, 1997. Cash provided by investing activities was $1.4 million. Cash dividends paid to stockholders' of $1.3 million and treasury stock purchased of $722,000 are the primary uses of cash used in financing activities.

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

Dated: November 13, 1998

                                  EXHIBIT INDEX


Exhibit                            Description                         Page

(a)   11 Statement Regarding Computation of Per Share Earnings   Filed Herewith;
                                                                 See Note 3 to
                                                                 Financial

(b)   Form 8-K                                                  Incorporated by
                                                                reference; dated
                                                                October 12, 1998