Form 10-K
period 1998-12-31
NATIONAL SECURITY GROUP INC
filed 1999-04-01
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 26, 1999 (based upon the bid price of these shares on NASDAQ on such date) - 8,953,406

Number of Shares of Common Stock outstanding as of February 26, 1999 - 2,051,311

Portions of the Annual Proxy Statement incorporated  by reference into Part III.

                 Total Number of Sequentially Numbered Pages: 46

                        THE NATIONAL SECURITY GROUP, INC.
                     INDEX TO THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997


Part I                                                                     Page

Item 1.    Business                                                           3
Item 2.    Properties                                                         9
Item 3.    Legal Proceedings                                                  9
Item 4.    Submission of Matters to a Vote of Security Holders                9

Part II

Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters                                             10
Item 6.    Selected Financial Data                                            11
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                           12
Item 8.    Consolidated Financial Statements and Supplementary Data           18
Item 9.    Changes in and Disagreements with Accountants and
              Financial Disclosure                                            43

Part III

Item 10.   Directors and Executive Officers of the Registrant                 44
Item 11.   Executive Compensation                                             44
Item 12.   Security Ownership of Certain Beneficial Owners and Management     44
Item 13.   Certain Relationships and Related Transactions                     44

Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports of Form 8-K    45

Signature Page                                                                46

                                     PART I

Item 1.  Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company), an insurance holding company, was incorporated in Delaware on March 20, 1990. The Company, through its property and casualty subsidiaries, writes primarily low value dwelling fire and windstorm, homeowners, and personal non-standard automobile lines of insurance. The Company's property and casualty subsidiaries also write commercial lines of insurance for small businesses. The Company, through its life insurance subsidiary, offers a basic line of life, and health and accident insurance products. Property-casualty insurance is the most significant segment, accounting for 86.5% of total premium revenues.

Industry Segment and Geographical Area Information


Property and Casualty Insurance Segment

The Company's property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1993. NSFC is licensed to write insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina, and Tennessee, and operates on a surplus lines basis in the states of Kentucky, Louisiana, Missouri, and Texas. Omega is licensed to write insurance in Alabama and Louisiana. The following table indicates those states which accounted for more than five percent of direct written premium during 1998:

             State                         Percent of direct written premium
            ------                         ---------------------------------
           Alabama                                           31.90%
           Arkansas                                           9.69%
           Florida                                           11.04%
           Georgia                                           10.97%
           Louisiana                                         19.53%
           Mississippi                                        5.34%

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

 The following table sets forth the premiums earned and income during the periods reported:

                                                     Year Ended December 31
                                                     (Amounts in Thousands)
                                                   1998       1997       1996
                                                   ----       ----       ----
Net premiums earned:
      Fire, Allied lines, and Homeowners .....   $ 15,817    $ 14,647   $ 13,835
      Automobile .............................      7,715      11,082      6,181
      Other ..................................      1,082       1,436      2,205
                                                 --------    --------   --------
                                                 $ 24,614    $ 27,165   $ 22,221
                                                 ========    ========   ========

Income before income taxes ...................   $ (1,000)   $  1,572   $  1,192
                                                 ========    ========   ========

Life Insurance Segment

The Company's life insurance business is conducted by National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947. NSIC is licensed to write insurance in five states. The following table indicates those states which accounted for 4% or more of the total direct premiums collected by the Life Company in 1998:

              State                       Percentage of Total Direct Premiums

             Alabama                                    91
             Mississippi                                 4
             Georgia                                     4

NSIC primarily writes home service life insurance products, which means its agents sell new products directly at the home or other premises of the insured. The products primarily consist of term and whole life insurance and accident and health insurance. NSIC does not sell annuities.

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

The following table sets forth certain information respecting the development of the Life Company's business:

                                             Year Ended December 31
                                             (Amounts in Thousands)
                                           1998          1997             1996
                                         --------       --------        --------
Life insurance in force at end of period:
Ordinary-whole life ............        $ 71,800        $ 70,000        $ 67,000
         term life .............          33,500          33,900          42,000
Industrial .....................          32,300          34,000          36,000
Other ..........................             100             100             100
                                        --------        --------        --------
                                         137,700         138,000         145,100
                                        ========        ========        ========

                                                   Year Ended December 31
                                                   (Amounts in Thousands)
                                                1998        1997          1996
                                                ----        ----          ----

New life insurance issued:
  Ordinary-whole life ...................      $41,300      $39,000      $26,000
           term life ....................        5,300          200       12,000
  Industrial ............................            0            0            0
  Other .................................          100          100          100
                                               -------      -------      -------
                                                46,700       39,300       38,100
                                               =======      =======      =======

Net premiums earned:
  Life insurance ........................      $ 2,914      $ 2,979      $ 3,194
  Accident and health insurance .........          923        1,012        1,239
                                               -------      -------      -------
                                                 3,837        3,991        4,433
                                               =======      =======      =======

Investments

The insurance subsidiaries are regulated as to the types of investments which they may make and the amount of funds they may maintain in any one type of investment. Through its investment policy, the Company seeks to conserve its capital resources and assets, meet the investment requirements of its reserves and provide a reasonable return on investments.

The following table sets forth certain information respecting the Company's investments at the date shown:

                                                          Year Ended December 31
                                                                1998      1997
                                                                -----     -----
Investment Securities held-to-maturity,  at amortized cost
      (estimated fair value: 1998 - $31,835, 1997 - $30,807)   $30,807   $29,995
Investment Securities available-for-sale,  at market
      (cost: 1998 - $34,175, 1997 - $35,257) ...............    51,235    52,819
Receivable for securities sold .............................       315       400
Mortgage loans on real estate, at cost .....................       135       320
Investment real estate, at cost ............................     1,629     1,645
Policy loans ...............................................       645       648
Short-term investments .....................................     3,290     3,524
                                                               -------   -------
                                                               $88,056   $89,351
                                                               =======   =======

The results with respect to the foregoing investments are as follows:

                                                      Year Ended December 31
                                                   1998        1997       1996
                                                   -----       -----     -----
Net investment income ........................   $ 4,351     $ 4,204    $ 3,935
Average yield on investments .................       4.9%        5.1%       5.4%
Economic yield on investments (includes
  realized and unrealized investment gains) ..       9.0%       16.0%       9.7%
Net realized gains on investments
  (before income taxes) ......................     4,117       2,720      1,839
Changes in net unrealized gains on investments
               (before income taxes) .........      (503)      6,266      1,340

As of December 31, 1998, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

Maturity Schedule (Amounts in thousands)

                                        Available   Held to           Percentage
  Maturity                              for sale   Maturity    Total    of Total

Maturity in less than 1 year ......    $ 1,000    $ 2,312    $ 3,312        6.5%
Maturity in 1-5 years .............      5,240     10,265     15,505       30.3
Maturity in 5-10 years ............      7,325      7,900     15,225       29.8
Maturity after 10 years ...........      6,750     10,329     17,079       33.4
                                         -------    -------    -------    -----

Totals ...........................     $20,315    $30,807    $51,122      100.0%
                                         =======    =======    =======    =====


Certain Information Regarding Insurance Activities

Marketing and Distribution

The NSIC's products are marketed through a field force of agents and service representatives who are employees of the Life Company. NSIC began in 1997 to add independent agents to its method of distribution. This method of distribution is expected to be more cost effective and will become an important method of distribution in the future. NSFC's products are marketed through a network of independent agents and brokers, who are independent contractors and who generally maintain relationships with one or more competing insurance companies.

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions incurred by NSIC in 1998 averaged approximately 25.1% of premiums. Commissions incurred by the NSFC in 1998 averaged approximately 17.7% of premiums and ranged from 12.5% to 27.5% depending on the type and amount of insurance sold. During 1998, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries.

NSIC is continuing the process of implementing changes in collection of premium payments, and the method of marketing. If the policyholder so elects, he or she may begin making payments by mail to the home office rather than have a home service agent come to their house every month and collect premiums. This change is being implemented in response to the change in lifestyles of our policyholders. It is increasingly difficult to reach policyholders at home until early evening, and they are usually too busy to be bothered. Those who elect to pay by mail will still be provided service by an area representative for help with claims and policy related questions. With this method of payment there has been reductions in the number of Life Company agents. Also, because it is becoming increasingly difficult to employ people to contact our policy owners at home, NSIC management is continuing to implement changes in the method of marketing of life insurance products. This new method of marketing utilizes independent agents to distribute products, and is still in the early stages of implementation.

Reinsurance

Both insurance subsidiaries customarily reinsure with other insurers certain portions of the insurance risk. The primary purpose of such reinsurance arrangements is to enable the Company to limit its risk on individual policies, and in the case of property insurance, limit its risk in the event of a catastrophe in various geographic areas. A reinsurance arrangement does not discharge the issuing company from primary liability to the insured, and the issuing company is required to discharge its liability to the insured even if the reinsurer is unable to meet its obligations under the reinsurance arrangements. Reinsurance, however, does make the reinsurer liable to the issuing company to the extent of any reinsurance in force at the time of the loss. Reinsurance arrangements also decrease premiums retained by the issuing company since that company pays the reinsuring company a portion of total premiums based upon the amount of liability reinsured.
                                        6

NSIC generally reinsures all risks in excess of $50,000 with respect to any one policy. NSFC and Omega generally reinsure with third parties any liability in excess of $100,000 on any single policy. In addition, the property-casualty subsidiaries have catastrophe excess reinsurance which protects it in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 1996, 1997, and 1998, the property-casualty subsidiaries had catastrophe protection up to a $26 million loss. On a $26 million catastrophe loss, the property-casualty subsidiaries would pay about $7 million and reinsurers would pay $19 million.

In addition to catastrophe reinsurance, NSFC also had a 50% quota share reinsurance agreement on ocean marine exposure with additional excess of loss coverage.

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense, and withdrawals determined at the time the policies were issued. As of December 31, 1998, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $18.8 million. NSIC believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that such reserves are adequate to provide for future policy benefits. Wakely & Associates, consulting actuaries, provided actuarial services in calculating reserves.

The property-casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property-casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 1998, the property-casualty subsidiaries had reserves for unpaid claims of approximately $22 million before subtracting unpaid claims which will be due from reinsurers of $5.9 million leaving net unpaid claims of $16.1 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 1998, 1997 or 1996. The Company believes such reserves are adequate to provide for settlement of claims. The Fire Company's loss reserves are calculated by employees of the Company.
Milliman & Robertson, an independent actuarial consulting firm, certified the reserves.

Underwriting Activities

The insurance subsidiaries maintain underwriting departments which seek to evaluate the risks associated with the issuance of an insurance policy. NSIC accepts standard risks and, to an extent, substandard risks and engages medical doctors who review certain applications for insurance.

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

Many states in which the insurance subsidiaries operate, including Alabama, have laws which require that insurers become members of guaranty associations. These associations guarantee that benefits due policyholders of insurance companies will continue to be provided even if the insurance company which wrote the business is financially unable to fulfill its obligations. To provide there benefits, the associations assess the insurance companies licensed in a state that write the line of insurance for which coverage is guaranteed. The amount of an insurer's assessment is generally based on the relationship between that company's premium volume in the state and the premium volume of all companies writing the particular line of insurance in the state. The Company paid $0, $77,000, and $18,700 in various association assessments in 1998, 1997, and 1996 respectively. These payments are principally related to association costs incurred due to the insolvency of various insurance companies. Future assessments depend on the number and magnitude of insurance company insolvencies and such assessments are therefore difficult to predict.

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

NSIC primarily markets its life and health insurance products through the home service system. Direct competition comes from other home service companies, of which there are many. NSIC's life and health products also compete to a lesser extent with products sold by ordinary life companies. NSIC writes policies primarily in Alabama. The market share of the total life and health premiums written is small because of the number of insurers in this highly competitive field. The primary methods of competition in the field are service and price. NSIC attempts to price its products with other home service companies. Because of the increased costs associated with a home service company, premium rates are generally higher than ordinary products, so competition from these ordinary insurers must be met through service.

The property-casualty subsidiaries market their products through independent agents and brokers, concentrating on low value dwellings and nonstandard auto coverage. NSFC, though one of the larger writers of low-value dwelling fire insurance in Alabama, nevertheless faces a number of competitors in this niche. Moreover, larger general line insurers also compete with NSFC. The market share in states other than Alabama is small. Price is the primary method of competition. Due to the method of marketing through independent agents, commission rates and service to the agent are also important factors in whether the independent agent agrees to offer the Fire Company's products over its competitors.

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

Item 4.  Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The capital stock of the Company is traded in the Over-the-Counter (OTC) market. Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ). The trade symbol is NSEC.

The number of shareholders of the Company's capital stock as of January 31, 1999, was approximately 1,100.

                                       Stock Bid Prices     Dividends
                                       High      Low        Per Share

1998
  First Quarter ...............        $21 1/4    $17         $.19
  Second Quarter ..............         21         18          .19
  Third Quarter ...............         18 1/2     14          .19
  Fourth Quarter ..............         14         10 1/2      .20

1997
  First Quarter ...............         $13 3/4   $12 3/4     $.17
  Second Quarter ..............         15         13 1/4      .17
  Third Quarter ...............         16 1/2     13 15/16    .17
  Fourth Quarter ..............         24         15 1/2      .19

Item 6.  Selected Financial Data
             (Amounts in thousands, except per share)

Operating results                 1998     1997      1996      1995       1994
-----------------                -----     -----     ----      ----       -----

Net premiums earned ..........   $28,451   $31,156   $26,654   $24,372   $26,289
Net investment income ........     4,351     4,204     3,935     4,311     4,001
Net realized investment
  gains ......................     4,117     2,720     1,839     1,650     1,720
Other income .................       385       695       582       505       400
                                 -------   -------   -------   -------   -------
Total revenues ...............   $37,304   $38,775   $33,010   $30,838   $32,410
                                 =======   =======   =======   =======   =======

Net Income ...................   $   930   $ 2,998   $ 1,356   $   214   $ 3,674
                                 =======   =======   =======   =======   =======

Net income per share .........   $  0.42   $  1.28   $  0.58   $  0.09   $  1.57
                                 =======   =======   =======   =======   =======


Other Selected Financial Data

Total shareholders' equity ....  $ 41,968  $ 46,352  $ 40,519  $ 39,774  $38,482

Book value per share ..........  $  20.46  $  20.04  $  17.43  $  17.11  $ 16.44

Dividends per share ...........  $   0.77  $   0.70  $   0.65  $   0.61  $  0.57

Net change in unrealized
     capital gains (net of tax) ($   351)  $  4,556  $    968  $  2,726 ($3,030)

Total assets ..................  $103,973  $106,958  $ 98,219  $ 97,266  $89,986

Item 7.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included elsewhere herein.

Results of Operations

Consolidated Results of Operations:

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997:

Consolidated net income for The National Security Group (The Company) was $930,000 in 1998 compared to $2.998 million in 1997. On a per share basis earnings were $0.42 in 1998 compared to $1.28 in 1997. The decrease in net income was due to poor operating results in The Company's property/casualty subsidiaries operations. The operating results of the subsidiaries are discussed in further detail in the sections that follow. Realized capital gains in 1998 were $4.1 million compared to $2.7 million in 1997. Consolidated revenues were $37.3 million in 1998 compared to 38.8 million in 1997. Revenues were down 4% for the year due to a decrease in property and casualty insurance premiums.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996:

Consolidated net income for The National Security Group was $3.0 million for 1997 compared to $1.4 million in 1996. On a per share basis earnings were $1.28 in 1997 compared to $0.58 in 1996. The increase in net income is primarily due to a reduction in litigation expenses and an increase in realized capital gains from the sale of common stock investments. Consolidated revenues grew 17% to $38.8 million in 1997 compared to $33.0 million in 1996. Revenue increases were primarily due to growth in the property/casualty subsidiaries private passenger automobile programs in Louisiana and Georgia.


Industry Segment Data

Certain financial information for The National Security Group's three segments (life and accident and health insurance, property and casualty insurance, and other) is summarized as follows:

Premium revenues:       1998    %      1997    %      1996    %
                      -------  -----  ------  -----   -----  ----
Life and accident
  and health insurance $ 3,837  13.5  $ 3,991  12.8 $ 4,433  16.6
Property and casualty
 insurance              24,614  86.5   27,165  87.2  22,221  83.4
                       -------  -----  ------  ---- -------  -----
                       $28,451 100.0  $31,156 100.0 $26,654 100.0

Income before taxes and cumulative effect adjustment:
                        1998       %    1997     %      1996     %
                        ----       -   -----     --     -----   ---
Life and accident
 and health insurance  $ 2,489  225.0  $ 2,171   64.6  $ 1,141   70.4
Property and casualty
 insurance ......       (1,000) (90.4)   1,572   46.8    1,192   73.4
Other ..............      (383) (34.6)    (383) (11.4)    (710) (43.8)
                        -------  -----  ------  -----   -------  -----
                       $ 1,106  100.0  $ 3,360  100.0  $ 1,621   100.0
                       =======  =====   ======  =====   =======  =====

Life and Accident and Health Insurance Operations:

The Company's life, accident and health insurance business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997:

Pretax earnings in 1998 were $2.5 million compared to $2.2 million in 1997. The increase in pretax earnings was primarily due to a decrease in agents commissions and litigation expenses. Premium income was $3.8 million in 1998 compared to $4.0 million in 1997. Premium income appears to be stabilizing after a rapid decline over the past five years.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996:

Pretax earnings in 1997 of $2.2 million were significantly better than 1996 earnings of $1.1 million. The primary factor contributing to the improvement in earnings was a reduction in litigation expenses. In 1997 litigation expenses were only $80,000 compared to $760,000 in 1996. Also contributing to the increase in earnings was realized capital gains which increased over $400,000 in 1997 compared to 1996. Premium income, which totaled $4.0 million in 1997, is down from $4.4 million in 1996. The reduction in premium income is due to a reduction in the number of sales agents. The number of sales agents has declined by 69% over the last five years to the current total of 31.

Property & Casualty Operations:

The Company's property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1993.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997:

Pretax losses were $1.0 million in 1998 compared to pretax income of $1.6 million in 1997. Several catastrophe losses and a litigation settlement during 1998 had a major impact on the results of property and casualty insurance operations.

One of the property and casualty subsidiaries, NSFC, was hit by natural disaster losses in the first and last half of the year. During the first six months of 1998, NSFC incurred over $1.0 million in tornado losses. The most severe tornado loss was in Jefferson County, Alabama in the Spring of 1998. This single tornado, which was reported to be a category F5 tornado with winds of over 200 miles per hour, caused over $550,000 in damage to NSFC policyholders. In the last half of 1998 NSFC was hit by Hurricane Georges which hit the Gulf Coast of Alabama and Mississippi and caused over $1.1 million in incurred losses. In total, hurricane losses accounted for 10% of all property and casualty losses. However, even though catastrophe losses were substantial in 1998, NSFC's low value dwelling line of business, which was hit with a majority of these catastrophe losses, ended the year with a combined ratio of less than 100%. NSFC had no significant catastrophic losses in 1997.

NSFC also settled a long standing lawsuit in 1998 which decreased pretax earnings by over $2.0 million. This settlement is discussed in further detail in
Note 11 of the financial statements.

The most significant operating result in the property and casualty subsidiaries was the continued poor performance of the subsidiaries private passenger and commercial automobile programs. The combined ratio of these programs, which produced over $7.7 million in earned premium, was over 150%. Pretax losses from these automobile programs totaled over $4.1 million. Two of the programs, both in Louisiana, have been discontinued. The remaining in-force policies from a private passenger auto program expired in late 1998, and in early 1999, a commercial taxi program in Louisiana was discontinued. The remaining in-force policies from this program will not expire until mid-1999. Based on previous loss experience, the taxi program is expected to incur losses in excess of earned premium until the remaining policies expire. These two programs accounted for 1998 pretax losses of $2.7 million.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996:

Pretax earnings were $1.572 million in 1997, a 32% increase over 1996 pretax earnings of $1.191 million. The low valued dwelling fire and extended coverage program (LVD) was much improved in 1997. The LVD program incurred a greater than normal amount of fire and windstorm losses in 1996. Unfortunately the improved results in the LVD program were offset by adverse loss development in the automobile programs in Georgia and Louisiana. Omega attempted to obtain rate increases for a private passenger auto program in Louisiana due to the adverse loss development, but the rate filings were denied by the State Insurance Rating Bureau. Due to the failed attempts to adjust rates, the Louisiana automobile program was discontinued in 1998. NSFC was granted a rate increase for a private passenger auto program in the State of Georgia, and more stringent underwriting guidelines were implemented, so this program has continued, but at a greatly reduced premium volume. The primary reason for the improvement in earnings in 1997 compared to 1996 was an increase in capital gains realized from the sale of common stock investments.

Property & Casualty Combined Ratio:

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

         The results of these ratios for the past three years were:
                                                 1998          1997        1996
                                                -----         -----        ----
Loss and LAE Ratio ......................          87.0%        79.3%      79.8%
Underwriting Expense Ratio ..............          31.6%        31.0%      30.9%
                                                  -----        -----       -----
Combined Ratio ..........................         118.6%       110.3%     110.7%

Maintaining a combined ratio below 100%, which indicates that the company is making an underwriting profit, depends upon many factors including hurricane activity in the Gulf of Mexico, strict underwriting of risks, and adequate and timely premium rates. A major hurricane hitting the coast of Alabama, Georgia, South Carolina, Mississippi, Louisiana, or Texas could cause the combined ratio to fluctuate materially from prior years. The property and casualty subsidiaries maintain catastrophe reinsurance to minimize the effect of a major catastrophe.

The combined ratio for 1998 was substantially higher than 1997 due to catastrophe losses and very unfavorable underwriting results in private passenger and commercial automobile lines of business. Catastrophe losses from Hurricane Georges and tornadoes increased the combined ratio by over 9%. However, the most significant impact on the combined ratio was the poor underwriting results from the automobile lines of business, which had a combined ratio of over 150%. Losses, adjustment expenses, and underwriting expenses in excess of earned premium on the automobile programs increase the combined ratio for all lines of business by over 16.5 percentage points.

The combined ratio for 1997 compared to 1996 did not improve due to increased losses in the private passenger automobile programs. The low value dwelling program loss ratio improved greatly in 1997 but was offset by the increase in automobile losses. The primary reason for the high combined ratio for 1996 was higher than normal incurred losses in the low value dwelling program in the first quarter of 1996. These losses were attributable to the colder than normal winter which led to more fire losses and several tornado producing storms which hit the Southeastern United States.

Asset Portfolio Review: The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. At December 31, 1998, the company's holdings in debt securities amounted to 58% of total investments and 49% of total assets. The following is a breakdown of the bond portfolio quality according to National Association of Insurance

Commissioners (NAIC) Securities Valuation Office (SVO) rating standards, and the nationally recognized rating organization equivalents of Moody's and Standard and Poor's:
                    SVO Equivalents                 % of Total
SVO Class      Moody's       Standard and Poor's   Bond Portfolio
---------      -------       -------------------   --------------
 1            Aaa to A3          AAA to A-             93.2
 2            Baa to Baa3        BBB+ to BBB-           5.9
 3            Ba1 to Ba3         BB+ to BB-             0.0
 4            B1 to B3           B+ to B-               0.5
 5            Caa to Ca          CCC+ to C              0.4
 6            C                  CI to D                0.0

As of January 1, 1994, the Company adopted Financial Accounting Standards Board Statement 115 and reclassified a portion of its fixed maturity securities portfolio as "available-for-sale," with the remainder being classified as "held-to- maturity." With that reclassification, the fixed maturity securities classified as "available-for-sale" are carried at fair value and changes in fair values, net of related income taxes, are charged or credited to shareholders' equity (see Note 3 to the consolidated financial statements).

The insurance subsidiaries' fixed maturity securities include mortgage-backed bonds, primarily collateralized mortgage obligations (CMO's), of $15.5 million and $14.1 million at December 31, 1998 and 1997 respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Securities that are purchased at a premium to par value and prepay faster than expected will incur a reduction in yield or loss. Securities that are purchased at a discount to par value and prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

Market Risk Disclosures: Since the Company's assets and liabilities are largely monetary in nature, the Company's financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve and equity pricing risks.

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $30.9 million. If the market value of the S & P 500 Index decreased 10% from its December 31, 1998 value, the fair value of the Company's common stock would decrease by $3.9 million.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 1 presents additional disclosures concerning fair values of Financial Assets and Financial Liabilities, and is incorporated by reference herein.

The Company limits the extent of its market risk by purchasing securities that are backed by stable collateral, the majority of the assets are guaranteed by U.S. government sponsored entities. Also, the majority of all of the subsidiaries' CMO's are Planned Amortization Class (PAC) bonds. PAC bonds are typically the lowest risk CMO's, and provide greater cash flow predictability. Such securities with reduced risk typically have a lower yield, but higher liquidity, than higher-risk mortgage backed bonds. To reduce the risk of loss of principal should prepayments exceed expectations, the Company does not purchase mortgage backed securities at significant premiums over par value.

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

The National Security Group's consolidated statement of cash flows indicate that operating activities (used) provided cash of $(1.90 million), $7.48 million, $1.45 million in 1998, 1997, and 1996 respectively. Those statements also classify the other sources and uses of cash by investing activities, and financing activities and disclose the amount of cash available at the end of the year to meet the Company's obligations. An increase in claim payments was a primary use of cash in operating activities for 1998. A large decrease in reinsurance recoveries of $4 million are the major causes of a $6 million increase in cash provided from operations in 1997. The primary reason for the increase in cash provided by operating activities for 1996 was the increased cash flow from the new automobile programs.

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

The Company has notes  payable of $3.0  million at December 31, 1998. A $700,000 note is payable in quarterly installments over five years, and a $2.3 million note matures in April of 1999. The Company expects to refinance this note at maturity with an extended repayment term of no less than five years.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. On December 31, 1998, the Company had no known impairments of assets or changes in operation which would have a material adverse effect upon liquidity. Approximately 84% of the Company's assets are invested in cash, investment grade fixed income securities, short-term investments and broadly traded equity securities which are highly liquid. The values of these investments are subject to the conditions of the markets in which they are traded. Past fluctuations in these markets have had little effect on the liquidity of the Company. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

Except as discussed in Note 11 to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in note 8 to the consolidated financial statements, in 1999, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $1.7 million in the life insurance subsidiary and $2.5 million in the property/casualty insurance subsidiary. However, that condition poses no short-term or long-term liquidity concerns for the parent company.

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

The ratios of Total  Adjusted  Capital to  Authorized  Control Level RBC for The
National   Security   Group's   life/health  and   property/casualty   insurance
subsidiaries are all in excess of four to one at December 31, 1998.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $14.5 million and $13.4 million at December 31, 1998 and 1997, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 9.5 and 8.5 at December 31, 1998 and 1997 respectively. Accordingly, National Security Insurance Company meets the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $25.0 million and $27.2 million at December 31, 1998 and 1997, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 9.1 and 8.4 at December 31, 1998 and 1997 respectively. Accordingly, National Security Fire & Casualty Company meets the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $3.2 million and $4.4 million at December 31, 1998 and 1997, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 4.0 and 5.2 at December 31, 1998 and 1997 respectively.
Accordingly, Omega One Insurance Company meets the minimum RBC requirements.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Consolidated Financial Statements:

Report of Independent Certified Public Accountants .....................     19

Consolidated Statements of Income -
  Years Ended December 31, 1998, 1997, and 1996.........................     20

Consolidated Balance Sheets - December 31, 1998 and 1997................     21

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 1998, 1997, and 1996.........................     22

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1998, 1997, and 1996.........................     23

Notes to Consolidated Financial Statements - December 31, 1998..........     24

Financial Statement Schedules:

Report of Independent Certified Public Accountants
  on Financial Statement Schedules......................................     35

Schedule I.  Summary of Investments - December 31, 1998 and 1997........     36

Schedule III.  Condensed Financial Information of Registrant -
  December 31, 1998 and 1997............................................     37

Schedule V.  Supplementary Insurance Information -
  December 31, 1998, 1997, and 1996.....................................     41

Schedule VI.  Reinsurance -
  Years Ended December 31, 1998, 1997, and 1996.........................     42

All other Schedules are not required under related instructions or are inapplicable and therefore have been omitted.

                        The National Security Group, Inc.

               Report of Independent Certified Public Accountants



To the Board of Directors
and Shareholders of
The National Security Group, Inc.


We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Security Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Birmingham, Alabama               Dudley, Hopton-Jones, Sims & Freeman PLLP
February 19, 1999

                        THE NATIONAL SECURITY GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       (Dollars in thousands
                                                      except per share amounts)
                                                       Years Ended December 31,

                                                   1998       1997        1996
                                                 --------   --------    --------

REVENUES
   Net premiums earned ........................  $ 28,451   $ 31,156    $ 26,654
   Net investment income ......................     4,351      4,204       3,935
   Net realized investment gains ..............     4,117      2,720       1,839
   Other income ...............................       385        695         582
                                                 --------   --------    --------
                                                   37,304     38,775      33,010
                                                 ========   ========    ========

BENEFITS AND EXPENSES
   Policyholder benefits paid or provided ......   22,880     22,995      19,677
   Amortization of deferred policy
      acquisition costs ........................    1,856      1,488         995
   Commissions .................................    3,764      4,334       3,726
   General insurance expenses ..................    6,261      5,229       5,515
   Insurance taxes, licenses and fees ..........    1,194      1,258       1,367
   Interest expense ............................      243        111         109
                                                 --------   --------    --------
                                                   36,198     35,415      31,389
                                                 ========   ========    ========

           Income Before Income Taxes ..........    1,106      3,360       1,621
                                                 --------   --------    --------
INCOME TAX EXPENSE
   Current .....................................      93        848         421
   Deferred ....................................      83       (486)       (156)
                                                 --------   --------    --------
                                                      176        362         265
                                                 --------   --------    --------
                             Net Income ........ $    930   $  2,998    $  1,356
                                                 ========   ========    ========
EARNINGS PER COMMON SHARE

                             Net Income ........ $    .42   $   1.28    $    .58
                                                 ========   ========    ========


See accompanying notes to consolidated financial statements.

                        THE NATIONAL SECURITY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                             (Dollars in thousands)
                                                                  December 31,
                                                            -----------------------
                                                                 1998        1997
                                                                  ----        ----
ASSETS
Investments
   Securities held-to-maturity at amortized cost
    (estimated fair value: 1998 - $31,835; 1997 - $30,807)    $  30,807    $  29,995
   Securities available-for-sale, at estimated fair value
    (cost: 1998 - $34,175; 1997 - $35,257) ................      51,235       52,819
   Receivable for securities ..............................         315          400
   Mortgage loans on real estate, at cost .................         135          320
   Investment real estate, at book value
    (accumulated depr.: 1998 - $37; 1997 - $36) ...........       1,629        1,645
   Policy loans ...........................................         645          648
   Short-term investments .................................       3,290        3,524
                                                              ---------    ---------
          Total Investments ...............................      88,056       89,351

Cash ......................................................         783          364
Accrued investment income .................................         764          833
Reinsurance recoverable ...................................       6,833        8,489
Deferred policy acquisition costs .........................       4,154        4,216
Prepaid reinsurance premiums ..............................         266          341
Current income tax recoverable ............................          75         --
Other assets ..............................................       3,042        3,364
                                                              ---------    ---------
          Total Assets ....................................   $ 103,973    $ 106,958
                                                              =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and claims
   Policy liabilities .....................................   $  18,833    $  18,677
   Unearned premiums ......................................       8,745        8,853
   Claim liabilities ......................................      21,875       22,246
                                                              ---------    ---------
                                                                 49,453       49,776

Checks outstanding in excess of bank balance ..............         776        1,190
Other policyholder funds ..................................       1,635        1,729
Notes payable .............................................       3,004         --
Accrued income taxes ......................................        --            147
Other liabilities .........................................       2,992        3,686
Deferred income tax .......................................       4,145        4,078
                                                              ---------    ---------
          Total Liabilities ...............................      62,005       60,606
                                                              ---------    ---------
Contingencies

Preferred stock, $1 par value, 500,000 shares authorized,
  none issued or outstanding ..............................        --           --
Class A common stock, $1 par value, 2,000,000 shares
  authorized, none issued or outstanding ..................        --           --
Common stock, $1 par value, 2,500,000 shares authorized
  and 2,339,848 shares issued .............................       2,340        2,340
Additional  paid-in capital ...............................          17           17
Accumulated other comprehensive income ....................      12,146       12,497
Retained earnings .........................................      31,106       31,888
Treasury stock, at cost (shares: 1998-288,537; 1997-27,028)      (3,641)        (390)
                                                              ---------    ---------
          Total Shareholders' Equity ......................      41,968       46,352
                                                              ---------    ---------
          Total Liabilities and Shareholders' Equity ......   $ 103,973    $ 106,958
                                                              =========    =========

 See accompanying notes to consolidated financial statements.

                       THE NATIONAL SECURITY GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                              (Dollars in thousands)
                                            ---------------------------------------------------------------------------------------
                                                                                   Accumulated
                                                                                     Other
                                                     Comprehensive    Retained    Comprehensive   Common      Paid-in      Treasury
                                             Total       Income       Earnings       Income        Stock      Capital       Stock
                                            -------  -------------    --------    -------------   -------     --------     --------
Balance at January 1, 1997                 $ 40,519  $                $ 30,513     $ 7,941        $ 2,340     $    17      $  (292)
Comprehensive Income
  Net Income for 1997                         2,998         2,998        2,998
  Other comprehensive income (net of tax)
    Unrealized gain on securities, net
    of reclassification adjustment            4,556         4,556                    4,556
                                                     -------------
Comprehensive Income                                        7,554
                                                     =============
  Cash dividends ($.70) per share            (1,623)                    (1,623)
  Treasury stock purchased                      (98)                                                                           (98)
                                            -------                   --------    -------------   -------     --------     --------
Balance at December 31, 1997               $ 46,352                     31,888      12,497          2,340           17        (390)
Comprehensive Income
  Net Income for 1998                           930           930          930
  Other comprehensive income (net of tax)
    Unrealized loss on securities, net
    of reclassification adjustment             (351)         (351)                   (351)
                                                     -------------
Comprehensive Income                                 $        579
                                                     =============
  Cash dividends ($.77) per share            (1,712)                    (1,712)
  Treasury stock purchased                   (3,251)                                                                        (3,251)
                                            -------                   --------    -------------   -------     --------     --------
Balance at December 31, 1998               $ 41,968                   $ 31,106    $ 12,146        $ 2,340     $     17     $(3,641)
                                            =======                   ========    =============   =======     ========     ========





See accompanying notes to consolidated financial statements.

                        THE NATIONAL SECURITY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Dollars in thousands)
                                                                     Year ended December 31,
                                                                    ------------------------
                                                                    1998      1997      1996
                                                                   -----     -----     -----
Cash flows from operating activities:
Net Income                                                      $    930   $  2,998   $ 1,356

Adjustments to reconcile net income to net cash provided by
   operating activities:
     (Increase) decrease in accrued investment income                 69       (30)        77
     (Increase) decrease in reinsurance recoverable                1,656      3,999      (596)
     Amortization of deferred policy  acquisition  costs           1,856      1,488       995
     Net realized  gains  on  investments                         (4,117)    (2,720)   (1,839)
     Policy acquisition  costs  deferred                          (1,794)    (1,691)   (1,608)
     (Increase) decrease  in current  income  taxes  receivable      (75)       258       571
     Decrease in prepaid reinsurance  premiums                        75      1,567     3,345
     Depreciation and amortization expense                           142        118       116
     Increase (decrease) in policy liabilities and claims           (323)     1,373     1,108
     Increase (decrease) in income tax  payable                     (147)       147       -
     (Decrease) increase in deferred income taxes                    219       (484)     (156)
     Increase (decrease) in other liabilities                       (694)       599    (1,952)
     Other, net                                                      306       (144)       36
                                                                  ------      ------   -------
        Net cash provided by (used for) operating activities      (1,897)     7,478     1,453
                                                                  ------      ------   -------
Cash flows from investing activities:
   Purchases of held-to-maturity securities                       (4,881)       -      (2,741)
   Purchases of available-for-sale securities                     (5,731)   (17,239)   (6,370)
   Purchase of real estate held for investment                        -         -         (36)
   Proceeds from maturities of held-to-maturity securities         4,501      4,859     5,774
   Proceeds from sales of available-for-sale securities           10,549      6,333     4,474
   Proceeds from real estate held for investment                      15         13        81
   Proceeds from sales and maturities of short-term investments      234      1,051       -
   Receipts from repayment of loans                                  188         59        79
   Purchase of property and equipment                               (110)      (210)      (66)
   Proceeds from sale of property and equipment                       18         33       -
   Purchases of short-term investments                                -         -      (1,959)
                                                                  ------      ------   -------
       Net cash provided by (used for) investing activities        4,783      (5,101)    (764)
                                                                  ------      ------   -------
Cash flows from financing activities:
   Proceeds from short-term notes payable                          3,100        -          -
   Payments on short-term notes payable                             (96)        -          -
   Decrease  in other policyholder funds                           (414)       (113)      (85)
   Dividends paid                                                (1,712)     (1,623)   (1,509)
   Purchase of treasury stock                                    (3,251)        (98)      (70)
   Increase (decrease) in checks outstanding
     in excess of bank balances                                     (94)       (326)      921
                                                                  ------      ------   -------
        Net cash used for financing activities                   (2,467)     (2,160)     (743)
                                                                  ------      ------   -------
        Net increase (decrease) in cash                             419         217       (54)
                                                                  ------      ------   -------
Cash at beginning of year                                           364         147       201
                                                                  ------      ------   -------
Cash at end of year                                             $   783    $    364   $   147
                                                                  ======      ======   =======
Cash paid during the year for:
   Interest                                                     $    91    $     14   $   111
                                                                  ======      ======   =======
   Income taxes                                                 $    97    $    440   $   531
                                                                  ======      ======   =======

See accompanying notes to consolidated financial statements.

                        THE NATIONAL SECURITY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:
National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO). NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (OMEGA). All significant intercompany transactions and accounts have been eliminated.

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

                        THE NATIONAL SECURITY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES: - CONTINUED
Disclosures About Fair Value of Financial Instruments
SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

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

The fair value of the mortgage loan portfolio was approximately equal to the carrying amount of $135,000 on December 31, 1998 and $320,000 on December 31, 1997.

As of December 31, 1998 and 1997, the fair value of policy loans approximated their carrying amount of $645,000 and $648,000, respectively.

The fair value of other policyholder funds on deposit is estimated to approximate carrying amount of $1,635,000 on December 31, 1998 and $1,729,000 on December 31, 1997.

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

                       THE NATIONAL SECURITY GROUP, INC.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES: - CONTINUED
Policy Liabilities
The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:
          Years of Issue                                Interest Rate
             1947 - 1968                                       4%
             1969 - 1978                                 6% graded to 5%
             1979 - 1998                                 7% graded to 6%

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding was 2,228,940 in 1998, 2,316,953 in 1997 and 2,337,931 in 1996.

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

Recently Issued Accounting Standards
Effective January 1, 1998 the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130"). SFAS No. 130 establishes reporting and presentation standards for comprehensive income and its components in a set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. SFAS No. 130 is effective for both interim and annual financial statements issued for periods beginning after December 15, 1997. Restatement of prior periods for comparative financial statements is required.

                        THE NATIONAL SECURITY GROUP, INC.

Recently Issued Accounting Standards - Continued

The adoption of SFAS No. 130 did not have a material impact on the financial statements of the Company

Effective January 1, 1998 the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS No. 131"). SFAS No. 131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that a business enterprise's decision makers use to assess performance and make decisions about resource allocations. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. SFAS No. 131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. The adoption of SFAS No. 131 did not have a material impact on the financial statements of the Company.

Effective January 1, 1998 the Company and its subsidiaries adopted Statement of Financial Accounting Standards No 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires additional information on changes in benefit obligations and fair values of plan assets. SFAS No. 132 is effective for annual financial statements for periods beginning after December 15, 1997. Restatement of disclosures for previous periods is also required. The adoption of SFAS No 132 did not have a material impact on the financial statements of the Company.

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

Statutory  net  gains  from  operations  and  capital  and  surplus,   excluding
intercompany transactions, are summarized as follows:

                                                                               (Dollars in thousands)
                                                                               Year ended December 31,
                                                                             --------------------------
                                                                               1998        1997        1996
                                                                           --------    --------    --------
Net gain from operations:
   NSIC - including realized capital gains of $668, $651 and $333,
     respectively ......................................................   $  2,103    $  1,755    $    802
                                                                           ========    ========    ========
   NSFC - including realized capital gains of $3,143, $1,988 and $1,506,
     respectively ......................................................   $    657    $  2,258    $    613
                                                                           ========    ========    ========
   OMEGA - including realized capital gains of $306 for 1998 ...........   $ (1,420)   $ (1,529)   $   (352)
                                                                           ========    ========    ========
Statutory capital and surplus:
   NSIC - including AVR of $2,458, $2,539 and $2,141, respectively .....   $ 14,505    $ 10,526    $ 10,079
                                                                           ========    ========    ========
   NSFC ................................................................   $ 25,072    $ 26,359    $ 22,384
                                                                           ========    ========    ========
   OMEGA ...............................................................   $  3,210    $  4,367    $  5,180
                                                                           ========    ========    ========

The above amounts exclude allocation of overhead from the Company. NSIC, NSFC and OMEGA are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 3 - INVESTMENT SECURITIES:
The amortized cost and aggregate fair values of investments in securities are as follows:

                                                    (Dollars in thousands)
                                                      December 31, 1998
                                               ----------------------------------------
                                                           Gross       Gross
                                              Amortized   Unrealized Unrealized   Fair
                                                Cost        Gains      Losses     Value
                                               ------      ------      -------   -------
Available-for-sale securities:
 Corporate debt securities .................   $ 5,288   $   155   $  (316)   $ 5,127
 U.S. treasury securities and obligations of
   U.S. government corporations and agencies    15,027       186        (3)    15,210
 Equity securities .........................    13,860    17,490      (452)    30,898
                                                -------   -------    -------   -------
                                       Total    $34,175   $17,831   $  (771)   $51,235
                                                =======   =======    =======   =======

                                                            Gross       Gross
                                              Amortized   Unrealized Unrealized   Fair
                                                Cost        Gains      Losses     Value
                                               ------      ------      -------   -------
Held-to-maturity securities:
 Corporate debt securities .................   $13,213   $   517     $  0     $13,730
 Obligations of states and political
   subdivisions ............................     3,583       463        0       4,046
 U.S. treasury securities and obligations of
   U.S. government corporations and agencies    14,011        48        0      14,059
                                               -------   -------      ------   -------
                                   Total ...   $30,807   $ 1,028     $  0     $31,835
                                               =======   =======      ======   =======

                                                    (Dollars in thousands)
                                                      December 31, 1997
                                               ----------------------------------------
                                                           Gross       Gross
                                              Amortized   Unrealized Unrealized   Fair
                                                Cost        Gains      Losses     Value
                                               ------      ------      -------   -------

Available-for-sale securities:
Corporate debt securities ...................   $ 5,620   $   140   $  (281)   $ 5,479
U.S. treasury securities and obligations of
  U.S government corporations and agencies ..    15,511       115        (2)    15,624
Equity securities ...........................    14,126    17,784      (195)    31,715
                                                -------   -------   -------    -------
                                  Total .....   $35,257   $18,039   $  (478)   $52,818
                                                =======   =======   =======    =======

Held-to-maturity securities:
Corporate debt securities ...................   $11,255   $   162   $   (20)   $11,397
Obligations of states and political
  subdivisions ..............................     8,801       488         0      9,289

U.S. treasury securities and obligations of
  U.S government corporations and agencies ..     9,939       185        (3)    10,121
                                                -------   -------   -------    -------
                                  Total .....   $29,995   $   835   $   (23)   $30,807
                                                =======   =======   =======    =======


                        THE NATIONAL SECURITY GROUP, INC.

NOTE 3 - INVESTMENT SECURITIES: - CONTINUED
The amortized cost and aggregate fair value of debt securities at December 31, 1998, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

                                           (Dollars in Thousands)
                                          Amortized     Fair
                                           Cost         Value

Available-for-sale securities:
   Due in one year or less ..............   $ 1,000   $ 1,030
   Due after one year through five years      5,240     5,339
   Due after five years through ten years     7,325     7,480
   Due after ten years ..................     6,750     6,488
                                            -------   -------
                          Total .........   $20,315   $20,337
                                            =======   =======
Held-to-maturity securities:
   Due in one year or less ..............   $ 2,312   $ 2,326
   Due after one year through five years     10,266    10,781
   Due after five years through ten years     7,900     8,311
   Due after ten years ..................    10,329    10,417
                                            -------   -------
                          Total .........   $30,807   $31,835
                                            =======   =======

Gross gains of $4,009,429 and $2,392,684 and gross losses of $5,884 and $53,157 for 1998 and 1997, respectively, were realized on sales of available - for - sale securities.

NOTE 4 - NET INVESTMENT INCOME:
Major categories of investment income are summarized as follows:

                                                 (Dollars in thousands)
                                                 Year ended December 31,
                                              ------------------------------
                                              1998      1997       1996
                                              ----      ----       ----

Fixed maturities ........................   $ 3,503    $ 3,334    $ 3,112
Equity securities .......................       682        654        559
Mortgage loans on real estate ...........        17         29         39
Investment real estate ..................        18         18         13
Policy loans ............................        38         37         37
Other, principally short-term investments       136        222        230
                                            -------    -------    -------
                                              4,394      4,294      3,990
Less:  Investment expenses ..............       (43)       (90)       (55)
                                            -------    -------    -------
Net investment income ...................   $ 4,351    $ 4,204    $ 3,935
                                            =======    =======    =======


An analysis of investment gains follows:
                                        Year ended December 31,
                                       --------------------------
                                       1998      1997       1996
                                       ----      ----       ----
Net realized investment gains:
Fixed maturities ...................   $   53   $   66   $   12
Other, principally equity securities    4,064    2,654    1,827
                                       ------   ------   ------
                                       $4,117   $2,720   $1,839
                                       ======   ======   ======

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 4 - NET INVESTMENT INCOME: - CONTINUED
An analysis of the net increase (decrease) in unrealized appreciation on available-for-sale securities follows:


                                                    Year ended December 31,
                                                  1998       1997       1996
                                                 -------    -------    -------
Net increase (decrease) in unrealized
   appreciation on available-for-sale
   securities before deferred income tax ....   $  (472)   $ 6,266    $ 1,340
Deferred income tax .........................       121     (1,711)      (372)
                                                 -------    -------    -------
Net increase (decrease) in unrealized
   appreciation on available-for-sale
   securities ...............................   $  (351)   $ 4,555    $   968
                                                 =======    =======    =======

NOTE 5 - INCOME TAXES:
Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reasons for these differences and the approximate tax effects are as follows:

                                                    Year ended December 31,
                                                  1998       1997       1996

Federal income tax rate applied to
   pre-tax income ..........................    $   376     $ 1,142     $  551
Dividends received deduction and
   tax-exempt interest .....................       (174)       (239)      (256)
Other, net .................................        (54)       (134)       (30)
Small life insurance company deduction .....       (440)       (407)         0
Alternative minimum tax effect .............        468           0          0
                                                -------     -------     -------
Federal income tax expense .................    $   176     $   362     $  265
                                                =======     =======     =======

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                       (Dollars in Thousands)
                                                       December 31,  December 31
                                                          1998          1997
                                                          -----        ------

Deferred policy acquisition costs ....................     $(1,412)     $(1,434)
Policy liabilities ...................................         463          519
Unearned premiums ....................................         440          442
Claim liabilities ....................................         569          530
General insurance expenses ...........................         710          931
Unrealized gains on securities available-for-sale ....      (4,915)      (5,066)
                                                           -------      -------
Net deferred tax liabilities .........................     $(4,145)     $(4,078)
                                                           -------      -------

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 5 - INCOME TAXES: - CONTINUED
The approximate income tax effects of changes in temporary differences are as follows:

                                                    Year ended December 31,
                                                  1998       1997       1996

Deferred policy acquisition costs ..........      $ (22)      $  70      $ 226
Policy liabilities .........................         56         ( 3)       (17)
Unearned premiums ..........................          2         ( 2)       (87)
General insurance expenses .................        222        (349)      (268)
Claim liabilities ..........................        (39)       (202)       (38)
Other ......................................       (136)          0         28
                                                  -----       -----       -----
                                                  $ (83)      $(486)     $(156)
                                                  =====       =====       =====

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus". The aggregate balance in this account, $3,720,000 at December 31, 1998, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred tax liability not recognized is approximately $1,270,000 at December 31, 1998.

NOTE 6 - REINSURANCE:
NSFC and NSIC are involved in transactions in which another insurance company assumes some of the risk originally undertaken by NSFC and NSIC. Reinsurance contracts do not relieve NSIC and NSFC from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to NSIC and NSFC. NSIC and NSFC evaluate the financial condition of their reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvencies. At December 31, 1998, reinsurance receivables with a carrying value of $906,000 and prepaid reinsurance premiums of $266,000 were associated with a single reinsurer.

The effect of reinsurance on premiums written and earned is as follows:


                                          (Dollars in Thousands)
                                                 1998
                                   ----------------------------------
                                    NSIC                        NSFC
                            ----------------             ----------------
                         Written        Earned         Written          Earned
                         -------        ------         -------          --------
Direct .........       $  3,886        $  3,892        $ 26,085        $ 26,194
Assumed ........              0               0               0               0
Ceded ..........            (55)            (55)         (1,503)         (1,580)
                        --------        --------        --------        --------
Net ............       $  3,831        $  3,837        $ 24,582        $ 24,614
                        ========        ========        ========        ========

                                          (Dollars in Thousands)
                                                 1997
                                   ----------------------------------
                                    NSIC                        NSFC
                            ----------------             ----------------
                         Written        Earned         Written          Earned
                         -------        ------         -------          --------
Direct .........       $  4,118        $  4,039        $ 29,271        $ 30,815
Assumed ........           --              --              --              --
Ceded ..........            (48)            (48)         (2,086)         (3,650)
                        --------        --------        --------        --------
Net ............       $  4,070        $  3,991        $ 27,185        $ 27,165
                        --------        --------        --------        --------

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 6 - REINSURANCE: - CONTINUED
NSFC also reinsures certain portions of insurance risk which exceed various retention limits. Claim liabilities for NSFC are stated after a deduction for reinsurance ceded to other companies totaling $5,889,000 at December 31, 1998. Reinsurance recoveries for claims and claim settlement expense were $844,000 during 1998.

NOTE 7 - EMPLOYEE BENEFIT PLAN:
In 1989, the Company and its subsidiaries established a retirement savings plan and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees who have completed one year of service at January 1 or July 1 are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Contributions for 1998, 1997 and 1996 amounted to $61,000, $170,000, and $90,708, respectively. Contributions are at the Board of Directors' discretion subject to governmental limitations.

In 1987, the Company established a deferred compensation plan for its Board of Directors. The Board members have an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award. Costs of the deferred compensation plan for 1998, 1997 and 1996 amounted to approximately $90,300, $228,525, and $61,813, respectively.

NOTE 8 - REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS:
The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 1998, NSIC's retained earnings unrestricted for the payment of dividends in 1999 amounted to $1,656,796. NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. As a result, dividends from NSFC to the Company are limited to $2,507,154 in 1999.

Securities with market values of $3,296,573 and $3,306,062, at December 31, 1998 and 1997, respectively, were deposited with various states pursuant to statutory requirements.

Under applicable Alabama insurance laws and regulations, NSFC is required to maintain a minimum total surplus (to include both paid-in and contributed and unassigned surplus) of $100,000.

Under applicable Alabama insurance laws and regulations, NSIC is required to maintain a minimum total surplus (to include both paid-in and contributed and unassigned surplus) of $200,000.

Under applicable Alabama insurance laws and regulations, Omega is required to maintain a minimum total surplus (to include both paid-in and contributed and unassigned surplus) of $600,000.

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

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 10 - INDUSTRY SEGMENTS:
The Company and its subsidiaries operate primarily in the insurance industry. Premium revenues and operating income by industry segment for the years ended December 31, 1998, 1997 and 1996 are summarized below:

                                                    (Dollars in thousands)
                                                     Year ended December 31,
                                                   1998       1997       1996

Premium revenues:
   Individual life and accident and health
     insurance ................................    $ 3,837    $ 3,991    $ 4,432
   Property and casualty insurance ............     24,614     27,165     22,222
                                                   -------    -------    -------
                                                   $28,451    $31,156    $26,654
                                                   =======    =======    =======
Income (loss) before income taxes:
   Individual life and accident and health
     insurance ................................   $ 2,489    $ 2,171    $ 1,140
   Property and casualty insurance ............    (1,000)     1,572      1,191
   Other ......................................      (140)      (272)      (601)
                                                  -------    -------    -------
                                                    1,349      3,471      1,730
         Interest expense .....................      (243)      (111)      (109)
                                                  -------    -------    -------
                                                  $ 1,106    $ 3,360    $ 1,621
                                                  =======    =======    =======


                                                    (Dollars in thousands)
                                                     Year ended December 31,
                                                   1998       1997       1996
Assets:
   Individual life and accident and health
     insurance ................................  $ 41,935   $ 39,569   $ 35,590
   Property and casualty insurance ............    61,842     67,286     62,538
   Other ......................................       196        103         91
                                                  -------    -------    -------
                                                 $103,973   $106,958   $ 98,219
                                                  =======    =======    =======

Amortization of deferred policy acquisition costs and depreciation expense:
   Individual life and accident and health
     insurance ................................  $    450   $    319   $    232
   Property and casualty insurance ............     1,599      1,339        879
                                                  -------    -------    -------
                                                 $  2,049   $  1,658   $  1,111
                                                  =======    =======    =======

Capital expenditures are not material, and consequently, are not reported.

NOTE 11 - CONTINGENCIES:
The Company and its subsidiaries continue to be named as parties to litigation related to the conduct of their insurance operations. These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Company's subsidiaries, and miscellaneous other causes of action. Most of these lawsuits include claims for punitive damages in addition to other specified relief. It is not feasible to predict or determine the ultimate outcome of these matters. A resolution of these matters may significantly impact the Company's consolidated financial position, although it remains management's opinion, based upon information presently available, that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial position.

On October 4, 1996, a jury in the Circuit Court of Palm Beach County, Florida returned a verdict against National Security Fire & Casualty Company, a subsidiary of the Company, in the amount of $995,252. The plaintiff, Leon B. King, had alleged that the Company's subsidiary had acted in bad faith in, among other actions, failing to timely deliver a settlement check in connection with a 1986 automobile accident. This same case was previously tried in 1993 with the jury returning a verdict in favor of the Company's subsidiary on all counts alleged. This verdict was subsequently reversed on appeal which resulted in the subject trial. Various post-trial motions including a motion for a new trial were denied and the verdict was appealed. The Florida District Court of Appeal for the Fourth District subsequently affirmed the verdict and concurrently granted the motion for attorney's fees and costs filed by the attorneys for the plaintiff, remanding the case to the trial court for a determination of the amount. The Company's subsidiary subsequently reached a settlement of the attorney's fee issue and the judgement, including all related issues, was satisfied on July 8, 1998.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 11 - CONTINGENCIES: - CONTINUED

This judgement and the settlement of the attorney's fee award resulted in a combined charge to the Company's 1998 earnings of $2 million. The Company's subsidiary is now pursuing recovery of the amount it has expended in the resolution of this litigation from the independent adjusting firm whose actions it believes caused or contributed to the basis for the subject litigation. No provision has been established for any potential recovery.

NOTE 12 - CONCENTRATION OF CREDIT RISK:
The Company maintains its cash accounts primarily with banks located in Alabama. The total cash balances are insured by the FDIC up to $100,000 per bank. The company had cash balances on deposit with Alabama banks at December 31, 1998 that exceeded the balance insured by the F.D.I.C. in the amount of $322,000.

NOTE 13 - NOTES PAYABLE:
At December 31, 1998, notes payable totaling $3,004,402 consisted of unsecured notes payable, bearing interest rates from 7% to 8%, due 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
and Shareholders of
The National Security Group, Inc.


We have audited in accordance with generally accepted auditing standards, the financial statements of The National Security Group, Inc. as of December 31, 1998 and 1997 and for the years then ended included in this Form 10-K, and have issued our report thereon dated February 19, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules as of December 31, 1998 and 1997 and for the years then ended have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Birmingham, Alabama
February 19, 1999                      Dudley, Hopton-Jones, Sims & Freeman PLLP

                        THE NATIONAL SECURITY GROUP, INC.
                SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)


                                              December 31, 1998           December 31, 1997
                                         ----------------------------  --------------------------

                                                           Amount per                  Amount per
                                         Original  Fair    Balance    Original  Fair    Balance
                                          Cost     Value     Sheet     Cost     Value    Sheet
                                         --------  ------  --------   -------  ------  --------
Securities Held to Maturity:

  United States government .............   14,008   14,059   14,011   10,388   10,416   10,386
  States, municipalities and
                  political subdivisions    3,509    4,046    3,583    4,527    5,081    4,592
  Public Utilities .....................    2,457    2,520    2,484    3,527    3,592    3,596
  Industrial and Miscellaneous .........   10,617   11,210   10,729   11,341   11,719   11,421
                                           ------   ------   ------   ------   ------   ------
  Total Securities Held to Maturity ....   30,591   31,835   30,807   29,783   30,808   29,995
                                           ------   ------   ------   ------   ------   ------

Securities Available for Sale:

Equity Securities:
  Public utilities .....................    2,405    4,563    4,563    2,857    4,788    4,788
  Banks and insurance companies ........    1,742    5,580    5,580    2,456    7,141    7,141
  Industrial and all other .............    9,713   20,755   20,755    8,813   19,786   19,786
                                           ------   ------   ------   ------   ------   ------
  Total equity securities ..............   13,860   30,898   30,898   14,126   31,715   31,715
                                           ------   ------   ------   ------   ------   ------

Debt Securities:
  United States government .............   13,827   13,983   13,983   15,511   15,625   15,625
  States, municipalities and
                  political subdivisions    1,200    1,227    1,227        0        0        0
  Public Utilities .....................      396      408      408      694      710      710
  Industrial and Miscellaneous .........    4,892    4,719    4,719    4,926    4,769    4,769
                                           ------   ------   ------   ------   ------   ------
  Total Debt Securities ................   20,315   20,337   20,337   21,131   21,104   21,104
                                           ------   ------   ------   ------   ------   ------

  Total Available for Sale .............   34,175   51,235   51,235   35,257   52,819   52,819
                                           ------   ------   ------   ------   ------   ------

  Total Securities .....................   64,766   83,070   82,042   65,040   83,627   82,814
Mortgage loans on real estate ..........      135               135      320               320
Investment real estate .................    1,629             1,629    1,645             1,645
Policy loans ...........................      645               645      648               648
Short term investments .................    3,605             3,605    3,924             3,924
                                           ------            ------   ------            ------
           Total investments ...........   70,780            88,056   71,577            89,351
                                           ======            ======   ======            ======


               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                            December 31,
                                                        ------------------
                                                          1998      1997
                                                        --------   -------
Assets
     Cash ............................................   $   119   $   167
     Investment in subsidiaries (equity method)
         eliminated upon consolidation ...............    45,367    46,721
     Other assets ....................................       357       380
                                                         -------   -------

            Total Assets .............................   $45,843   $47,268
                                                         =======   =======

Liabilities and Shareholders' Equity
     Accrued general expenses ........................   $   871   $   916
     Notes Payable ...................................     3,004         0
                                                         -------   -------

            Total Liabilities ........................     3,875       916
                                                         -------   -------

            Total Shareholders' Equity ...............   $41,968   $46,352
                                                         -------   -------

            Total Liabilities and Shareholders' Equity   $45,843   $47,268
                                                         =======   =======



The "Notes to Consolidated Financial Statements of The National Security Group, Inc." are an integral part of this condensed financial information of the registrants. See accompanying "Notes to Condensed Financial Information of Registrant"

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                           For the Years Ended December 31,
                                                           -------------------------------
                                                              1998       1997       1996
                                                           -------------------------------
Income
    From subsidiaries-eliminated upon consolidation
        Dividends .......................................   $ 2,000    $ 1,850    $ 1,800
                                                            -------    -------    -------

Expenses
    State taxes .........................................        26         26         25
    Other expenses ......................................       113        246        575
                                                            -------    -------    -------
                                                                139        272        600
                                                            -------    -------    -------
Income before income taxes and equity in
    undistributed earnings of subsidiaries ..............     1,861      1,578      1,200
Income tax benefit ......................................       (73)      (109)      (175)
                                                            -------    -------    -------

Income before equity in undistributed earnings
    of subsidiaries .....................................     1,934      1,687      1,375
Equity in undistributed (losses) earnings of subsidiaries    (1,004)     1,311        (19)
                                                            -------    -------    -------

    Net Income ..........................................   $   930    $ 2,998    $ 1,356
                                                            =======    =======    =======



The "Notes to Consolidated Financial Statements of The National Security Group, Inc." are an integral part of this condensed financial information of the registrants. See accompanying "Notes to Condensed Financial Information of Registrant"

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                              For the Years Ended December 31,
                                                              --------------------------------
                                                                 1998        1997       1996
                                                              --------------------------------
Cash flows from operating activities:
Net income ..................................................   $   930    $ 2,998    $ 1,356
Adjustments to reconcile net income to net
    cash provided by operating activities:
        Equity in undistributed loss (income) of subsidiaries     1,004     (1,311)        19
        Provision for amortization ..........................         0          0         22
       Decrease (Increase) in other assets ..................        23        (62)      (157)
        (Decrease) Increase in other liabilities ............       (45)       107        433
                                                                -------    -------    -------
                   Net cash provided by
                       operating activities .................     1,912      1,732      1,673
                                                                -------    -------    -------

Cash flows from financing activities:
Proceeds from notes payable .................................     3,100          0          0
Payments on notes payable ...................................       (96)         0          0
Purchase of treasury stock ..................................    (3,251)       (98)       (70)
Cash dividends ..............................................    (1,713)    (1,622)    (1,509)
                                                                -------    -------    -------
                   Net cash used in
                       financing activities .................    (1,960)    (1,720)    (1,579)
                                                                -------    -------    -------

Net increase in cash and cash equivalents ...................       (48)        12         94

Cash and due from banks at beginning of year ................       167        155         61
                                                                -------    -------    -------

Cash and due from banks at end of year ......................   $   119    $   167    $   155
                                                                =======    =======    =======






The "Notes to Consolidated Financial Statements of The National Security Group, Inc." are an integral part of this condensed financial information of the registrants. See accompanying "Notes to Condensed Financial Information of Registrant"
]

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
             Notes to Condensed Financial Information of Registrant


Note 1-Basis of Presentation
     Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles.  It is,  therefore,  suggested  that this  Condensed  Financial
     Information be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report as referenced in Form 10-K, Part II, Item 8, page 18.

Note 2-Cash Dividends from Subsidiaries
     Dividends of $2 million in 1998, $1.85 million in 1997 and $1.80 million in 1996 were paid to the Registrant by its subsidiaries.

                        THE NATIONAL SECURITY GROUP, INC.
         SCHEDULE V. SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
                             (Amounts in thousands)

                                                                         Policy
                                                                         Claims
                                         Deferred   Future             and Other
                                        Acquisition Policy    Unearned  Benefits
                                           Costs    Benefits  Premiums   Payable
                                         ---------  --------  --------  --------
At December 31, 1998:
  Life and accident and health insurance   $ 2,588   $18,833   $     0   $   347
  Property and casualty insurance ......     1,566         0     8,745    21,528
                                           -------   -------   -------   -------
      Total ............................   $ 4,154   $18,833   $ 8,745   $21,875
                                           =======   =======   =======   =======

At December 31, 1997:
  Life and accident and health insurance   $ 2,659   $18,667   $     0   $   386
  Property and casualty insurance ......     1,557         0     8,853    21,860
                                           -------   -------   -------   -------
      Total ............................   $ 4,216   $18,667   $ 8,853   $22,246
                                           =======   =======   =======   =======

At December 31, 1996:
  Life and accident and health insurance   $ 2,700   $18,558   $     0   $   360
  Property and casualty insurance ......     1,313         0    10,398    19,087
                                           -------   -------   -------   -------
      Total ............................   $ 4,013   $18,558   $10,398   $19,447
                                           =======   =======   =======   =======



                                                                                                      Commissions,
                                                                                          Benefits,   Amortization  General
                                                                                          Claims,     of Deferred  Expenses,
                                                                       Net                Losses and  Policy       Taxes,
                                                         Premium    Investment   Other    Settlement  Acquisition  Licenses Premiums
                                                         Revenue      Income     Income    Expenses   Costs        and Fees  Written
                                                         --------    --------    -------   --------   ---------    -------  --------
For the year ended December 31, 1998:
    Life and accident and health insurance ............    $ 3,837    $ 2,018    $     4    $ 2,130    $ 1,104    $ 1,736    $ 3,831
    Property and casualty insurance ...................     24,614      2,333        381     20,750      4,516      5,816     24,582
    Other .............................................          0          0          0          0          0        146          0
                                                           -------    -------    -------    -------    -------    -------    -------
        Total .........................................    $28,451    $ 4,351    $   385    $22,880    $ 5,620    $ 7,698    $28,413
                                                           =======    =======    =======    =======    =======    =======    =======

For the year ended December 31, 1997:
    Life and accident and health insurance ............    $ 3,991    $ 2,048    $     3    $ 2,106    $ 1,087    $ 2,089    $ 4,070
    Property and casualty insurance ...................     27,165      2,156        692     20,889      4,735      4,290     27,185
    Other .............................................          0          0          0          0          0        219          0
                                                           -------    -------    -------    -------    -------    -------    -------
        Total .........................................    $31,156    $ 4,204    $   695    $22,995    $ 5,822    $ 6,598    $31,255
                                                           =======    =======    =======    =======    =======    =======    =======

For the year ended December 31, 1996:
    Life and accident and health insurance ............    $ 4,432    $ 1,861    $     8    $ 2,484    $ 1,234    $ 2,804    $ 4,400
    Property and casualty insurance ...................     22,222      2,074        574     17,193      3,487      3,825     23,498
    Other .............................................          0          0          0          0          0        362          0
                                                           -------    -------    -------    -------    -------    -------    -------
        Total .........................................    $26,654    $ 3,935    $   582    $19,677    $ 4,721    $ 6,991    $27,898
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

                        THE NATIONAL SECURITY GROUP, INC.
                     SCHEDULE VI. REINSURANCE (CONSOLIDATED)
                             (Amounts in thousands)

                                                                                              Percentage
                                                              Ceded      Assumed              of Amount
                                                    Gross     to Other   From Other  Net      Assumed
                                                    Amount    Companies  Companies   Amount   to Net
                                                   ---------  ---------  ---------   --------  -----
For the year ended December 31, 1998:
Life insurance in force .........................   $137,785   $  5,782   $      0   $132,003     0.0%
                                                    ========   ========   ========   ========   ===

Premiums:
 Life insurance and accident and health insurance   $  3,892   $     55   $      0   $  3,837     0.0%
 Property and casualty insurance ................     26,194      1,580          0     24,614     0.0%
                                                    --------   --------   --------   --------   ---

     Total premiums .............................   $ 30,086   $  1,635   $      0   $ 28,451     0.0%
                                                    ========   ========   ========   ========   ===

For the year ended December 31, 1997:
Life insurance in force .........................   $138,059   $  6,332   $      0   $131,727     0.0%
                                                    ========   ========   ========   ========   ===

Premiums:
 Life insurance and accident and health insurance   $  4,039   $     48   $      0   $  3,991     0.0%
 Property and casualty insurance ................     30,815      3,650          0     27,165     0.0%
                                                    --------   --------   --------   --------   ---

     Total premiums .............................   $ 34,854   $  3,698   $      0   $ 31,156     0.0%
                                                    ========   ========   ========   ========   ===



For the year ended December 31, 1996:
Life insurance in force .........................   $145,054   $  6,764   $      0   $138,290     0.0%
                                                    ========   ========   ========   ========   ===

Premiums:
 Life insurance and accident and health insurance   $  4,483   $     51   $      0   $  4,432     0.0%
 Property and casualty insurance ................     33,987     11,765          0     22,222     0.0%
                                                    --------   --------   --------   --------   ---

     Total premiums .............................   $ 38,470   $ 11,816   $      0   $ 26,654     0.0%
                                                    ========   ========   ========   ========   ===


Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

                                    PART III

Item 10.  Directors and Officers of the Registrant

         The information contained on pages 2-4 of The National Security Group's Proxy Statement dated April 13, 1999, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

         The information contained on pages 7 and 8 of The National Security Group's Proxy Statement dated April 13, 1999, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information contained on page 9 of The National Security Group's Proxy Statement dated April 13, 1999, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to this item.

Item 13.  Certain Relationships and Related Transactions

         The information contained on pages 6 and 7 of The National Security Group's Proxy Statement dated April 13, 1999, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                     PART IV




Item 14.    Exhibits, financial statement schedules, and reports on Form 8-K

a. The following documents are filed as part of this report:            Page #

   Report of Independent Certified Public Accountants                    19

   Consolidated Statements of Income--
     Years Ended December 31, 1998, 1997, and 1996                       20

   Consolidated Balance Sheets--
     December 31, 1998 and 1997                                          21

   Consolidated Statements of Shareholders' Equity--
     Years Ended December 31, 1998, 1997, and 1996                       22

   Consolidated Statements of Cash Flows--
     Years Ended December 31, 1998, 1997, and 1996                       23

   Notes To Consolidated Financial Statements--December 31, 1998         24

   Schedule I. Summary Of Investments--December 31, 1998 and 1997        36

   Schedule III. Condensed Financial Information of Registrant--
     December 31, 1998 and 1997                                          37

   Schedule V. Supplementary Insurance Information--
     December 31, 1998, 1997, and 1996                                   41

   Schedule VI. Reinsurance--
     Years Ended December 31, 1998, 1997, and 1996                       42


All other Schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

b. Reports on Form 8-K

Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 12, 1998.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE NATIONAL SECURITY GROUP, INC.

/s/ M.L. Murdock                                     /s/ J.R. Brunson
--------------------------                           ------------------------
M.L. Murdock                                         J.R. Brunson
Senior Vice President, Chief Financial Officer,      President, Chief Executive
Treasurer and Director                               Officer and Director

Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. On February 19, 1999.

                                    SIGNATURE

 /s/ Lewis Avinger                                     /s/ D.M. English

 /s/ Winfield Baird                                    /s/ M.L. Murdock

 /s/ Carolyn Brunson                                   /s/ Craig S. Pittman

 /s/ J.R. Brunson                                      /s/ James B. Saxon

 /s/ Walter P. Wilkerson                               /s/ Fred D. Clark Jr.