Form 10-Q
period 1999-03-31
NATIONAL SECURITY GROUP INC
filed 1999-05-14
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  AND
      EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


    Number of Shares of Common Stock outstanding as of May 1, 1999: 2,055,811

                      Exhibit index is located on page 12.

                               Page 1 of 12 pages

                        THE NATIONAL SECURITY GROUP, INC.

                                      INDEX



                                                                        Page No.

PART I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income .................................   3
         Consolidated Balance Sheets .......................................   4
         Consolidated Statements of Cash Flows .............................   5
         Notes to Financial Statements .....................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................   8

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................   10

SIGNATURE .................................................................   11

EXHIBIT INDEX .............................................................   12

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                                Three Months
                                                               Ended March 31
                                                               1999       1998
                                                               ----       ----

Revenues
Net insurance premiums earned .............................   $ 6,871   $ 7,501
Net investment income .....................................     1,085     1,165
Realized investment gains .................................       667       480
Other income ..............................................       121       138
                                                              -------   -------

  Total revenues ..........................................     8,744     9,284
                                                              -------   -------

Benefits and Expenses
Policyholder benefits and settlement expenses .............     5,447     5,881
Policy acquisition costs ..................................     1,458     1,671
General insurance expenses ................................       968     1,290
Insurance taxes, licenses and fees ........................       320       397
                                                              -------   -------

   Total benefits and expenses ............................     8,193     9,239
                                                              -------   -------


Income Before Income Taxes and Cumulative Effect Adjustment       551        45
Income Taxes (Current and deferred) .......................        84      (275)
                                                              -------   -------
Net Income ................................................   $   467   $   320
                                                              =======   =======

Earnings per share ........................................   $  0.23   $  0.14
                                                              =======   =======

Dividends Declared per Share ..............................   $  0.20   $  0.19
                                                              =======   =======



The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)


                                                                  As of          As of
                                                                March 31,    December 31,
Assets                                                             1999          1998
                                                                   ----          ----
Investments:
   Debt Securities held-to-maturity at amortized cost
       (estimated fair value: 1999 - $33,867; 1998 - 31,835) .   $  33,110    $  30,807
   Debt Securities available-for-sale, at estimated fair value
       (cost: 1999 - 19,074;  1998 - 20,315) .................      18,841       20,337
   Equity Securities, at market
       (cost: 1999 - $13,497; 1998 - $13,860) ................      28,489       30,898
Receivable for securities sold ...............................           0          315
   Mortgage loans ............................................         130          135
   Investment real estate, at cost ...........................       1,625        1,629
   Policy loans ..............................................         651          645
                                                                 ---------    ---------
     Total investments .......................................      82,846       84,766
                                                                 ---------    ---------
Cash and cash equivalents ....................................       1,910        4,073
Accrued investment income ....................................         807          764
Reinsurance recoverable ......................................       6,451        6,833
Deferred policy acquisition costs ............................       4,193        4,154
Current income tax recoverable ...............................          69           75
Prepaid reinsurance premiums .................................         245          266
Other assets .................................................       3,719        3,042
                                                                 ---------    ---------
   Total assets ..............................................   $ 100,240    $ 103,973
                                                                 =========    =========

Liabilities
   Policy reserves ...........................................   $  18,900    $  18,833
   Claim reserves ............................................      21,393       21,875
   Unearned premiums .........................................       8,651        8,745
   Other policyholder funds ..................................       1,606        1,635
   Notes payable .............................................       2,972        3,004
   Deferred income tax .......................................       3,418        4,145
   Other liabilities .........................................       2,691        3,768
                                                                 ---------    ---------
      Total liabilities ......................................   $  59,631    $  62,005
                                                                 ---------    ---------

Shareholders' Equity
Common stock, $1 par value, 2,339,848 shares issued ..........       2,340        2,340
   Additional paid in capital ................................          17           17
Accumulated comprehensive income:
     Net unrealized appreciation on investment securities ....      10,671       12,146
Retained earnings ............................................      31,162       31,106
Treasury stock, at cost (68,830 shares) ......................      (3,581)      (3,641)
                                                                 ---------    ---------
   Total shareholders' equity ................................      40,609       41,968
                                                                 ---------    ---------

   Total liabilities and shareholder's equity ................   $ 100,240    $ 103,973
                                                                 =========    =========

Shareholders' Equity per Share ...............................   $   19.75    $   20.46
                                                                 =========    =========




The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)                                                  Three Months
                                                                Ended March 31
                                                                1999       1998
                                                               -----       ----

Cash Flows from Operating Activities
  Income from continuing operations ......................   $   467    $   320
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income ............................       (43)       (64)
    Reinsurance receivables ..............................       382        (54)
    Deferred Policy acquisition costs ....................       (39)        58
    Income Taxes .........................................      (721)       252
    Depreciation expense .................................        25         30
    Policy liabilities and claims ........................      (509)       173
    Other, net ...........................................    (1,678)      (103)
                                                             -------    -------
      Net cash (used) provided by operating activities ...    (2,116)       612
                                                             -------    -------


Cash Flows from Investing Activities
     Cost of investments acquired ........................    (4,858)    (3,786)
     Sale and maturity of investments ....................     5,302      2,667
     Purchase of property and equipment ..................       (80)       (15)
     Proceeds from disposal of property and equipment ....         0          0
     Other, net ..........................................         0          0
                                                             -------    -------
       Net cash provided (used) in investing activities ..       364     (1,134)
                                                             -------    -------

Cash Flows from Financing Activities
     Increase in other policyholder funds ................       (29)       (45)
     Payments on notes payable ...........................       (32)         0
     Dividends paid ......................................      (410)      (439)
     Treasury stock issued (purchased) ...................        60       (893)
                                                             -------    -------
       Net cash used in financing activities .............      (411)    (1,377)
                                                             -------    -------

Net  (decrease) in cash and cash equivalents .............    (2,163)    (1,899)

Cash and cash equivalents, beginning of period ...........     4,073      3,888
                                                             -------    -------

Cash and cash equivalents, end of period .................   $ 1,910    $ 1,989
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

The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly owned subsidiaries:
National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and Natsco, Inc. (Natsco). NSFC includes a wholly owned subsidiary, Omega One Insurance Company.

Note 2-Reinsurance

NSFC, and NSIC reinsure certain portions of insurance risk which exceed various retention limits. NSFC and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations.

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 1999 was 2,052 and for the period ending March 31, 1998 was 2,262.

Note 4-Changes in Shareholder's Equity

During the three months ended March 31, 1999 and 1998, there were no changes in shareholders' equity except for net income of $467 and $320 respectively; dividends paid of $410 and $439 respectively; unrealized investment (losses) gains, net of applicable taxes, of ($1,475) and $1,245 respectively, and issuance (purchases) of treasury stock of $61 and ($893) respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                            March 31, January 1,
                                                              1999        1999
                                                             ------     -------
Deferred policy acquisition costs ......................     (1,426)     (1,412)
Policy liabilities .....................................        463         463
Unearned premiums ......................................        451         440
Claims liabilities .....................................        578         569
General insurance expenses .............................        718         710
Unrealized gains on securities available-for-sale ......     (4,202)     (4,915)
                                                             -------     ------
Net deferred tax assets (liability) ....................     (3,418)     (4,145)
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

Note 8-Comprehensive Income

Effective January 1, 1998 the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). Comprehensive Income is defined as net income and all other changes in Stockholders' equity from transactions and events arising from non-owner sources. The adoption of SFAS 130 had no impact on the Company's net income or Shareholders' equity. The primary additional component for The Company is unrealized investment gains and losses. Total comprehensive (loss) income, net of reclassification adjustment, was $(1,008,000) and $1,566,000 at March 31, 1999 and 1998, respectively.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of March 31, 1999, compared with December 31, 1998 and its results of operations and cash flows for the quarter ending March 31, 1999, compared with the same period last year.

The reader is assumed to have access to the Company's 1998 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 7 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Earned premiums for the three month period ending March 31, 1999 were $6.9 million versus $7.5 million for the same period last year, a decrease of 8%. The decrease in premium is due to a decrease in NSFC and Omega automobile insurance premium. Two automobile programs were discontinued in the first quarter due to poor underwriting results. A third automobile program in Louisiana was discontinued in the first quarter of 1998.

NSIC experienced a slight increase in life, accident and health insurance premium compared to the first quarter of last year. Previously, NSIC had experienced several years of declining premiums.

Net investment income:

Net investment income is down 6% for the quarter compared to the same period last year. The decline in investment income is due to many higher yielding bonds being called or maturing, forcing the Company to reinvest these funds at lower interest rates.

Realized capital gains and losses:

Investment gains of $667,000 were realized in the first quarter of 1999. This is up nearly 40% from the first quarter of 1998. The gains were primarily generated from the sale of securities in the subsidiaries available for sale portfolio.
The Company's subsidiaries have experienced large increases in unrealized capital gains over the last four years from common stock investments. These investments are evaluated individually, and some are sold as market conditions warrant.

Other income:

Other income is down $18,000 due to a decrease in policy fees generated by an automobile program which was discontinued in the first quarter of 1998.

Policyholder benefits and settlement expenses:

Policyholder benefits as a percent of net insurance premiums earned increased slightly compared to the first quarter of last year, 79.3% versus 78.4%. The first quarter of both 1999, and 1998 have higher than anticipated loss ratios. NSFC incurred several storm related losses on dwelling property programs in the first quarter of 1999. In the same period last year NSFC had poor underwriting results from automobile insurance programs.

Policy acquisition cost:

Policy acquisition costs are down over $200,000 compared to last year, but as a percent of premium earned is comparable to last year. The decrease in policy acquisition cost is primarily due to the previously mentioned programs which have been discontinued.

General insurance expenses:

General insurance expenses are down over $300,000 due to a decrease in litigation expenses.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees have decreased due to a decrease in property & casualty written premium.

Income taxes:

Income taxes increased for the quarter due to an increase in income. Income taxes for 1998 were lower due to an increase in deferred tax assets. These future deductible amounts reduce overall income tax expense.

Summary:

Net income increased $147,000 primarily due to an increase realized investment gains and a decrease in general insurance expenses. Income before taxes increased over $500,000 compared to last year.

Investments:

Investments decreased $1.9 million during the first quarter of 1999. Written premium has decreased in NSFC and several discontinued auto programs are now in the run-off stage. Because these programs are no longer generating any premium, the remaining claims liabilities from these programs will have to be paid out of remaining premium income and current investments. NSFC and NSIC also had a reduction in unrealized capital gains during the quarter which also reduced investment values for securities classified as available for sale.

Capital resources:

At March 31, 1999, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $40.6 million, down $1.4 million from December 31, 1998. The decrease reflects net income of $467,000, a decrease in unrealized investment gains of $1.48 million, dividends paid of $410,000, and issuance of treasury stock of $61,000.

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

The Company had $1.9 million in cash and cash equivalents at March 31, 1999. Net cash used by operating activities was $2.1 million for the current period, compared to cash provided of $612,000 period ended March 31, 1998. Cash provided by investing activities was $364,000. Cash dividends paid to stockholders' of $410,000 was the primary use of cash used in financing activities.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

         See Exhibit Index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By  /s/ M.L. Murdock
   ----------------------------
      M.L. Murdock
      Senior Vice President and
      Chief Financial Officer

Dated: May 14, 1999

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