Form 10-Q
period 1999-06-30
NATIONAL SECURITY GROUP INC
filed 1999-08-13
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE  ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


  Number of Shares of Common Stock outstanding as of August 6, 1999: 2,055,811

                      Exhibit index is located on page 15.

                               Page 1 of 15 pages

                        THE NATIONAL SECURITY GROUP, INC.

                                      INDEX



                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        Consolidated Statements of Income ...............................    3
        Consolidated Balance Sheets .....................................    4
        Consolidated Statements of Shareholders' Equity  ................    5
        Consolidated Statements of Cash Flows ...........................    6
        Notes to Financial Statements ...................................    7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................   10

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...............................   13

SIGNATURE ...............................................................   14

EXHIBIT INDEX ...........................................................   15

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                                                   Three Months                  Six Months
                                                                                  Ended June 30               Ended June 30
                                                                                1999           1998           1999           1998
                                                                                ----           ----           ----           ----

Revenues
Net insurance premiums earned ........................................       $  6,627       $  7,273        $ 13,498       $ 14,774
Net investment income ................................................          1,070            917           2,155          2,082
Realized investment gains ............................................            831            937           1,498          1,417
Other income .........................................................             85            126             206            264
                                                                             --------       --------        --------       --------

  Total revenues .....................................................          8,613          9,253          17,357         18,537
                                                                             --------       --------        --------       --------

Benefits and Expenses
Policyholder benefits and settlement expenses ........................          3,468          6,128           8,915         12,009
Policy acquisition costs .............................................          1,301          1,640           2,759          3,311
General insurance expenses ...........................................            856          2,587           1,824          3,877
Insurance taxes, licenses and fees ...................................            265            301             585            698
                                                                             --------       --------        --------       --------

  Total benefits and expenses ........................................          5,890         10,656          14,083         19,895
                                                                             --------       --------        --------       --------


Income Before Income Taxes and Cumulative Effect Adjustment ..........          2,723         (1,403)          3,274         (1,358)
Income Taxes (Current and deferred) ..................................            775             18             859           (257)
                                                                             --------       --------        --------       --------
Net Income (Loss) ....................................................       $  1,948       $ (1,421)       $  2,415       $ (1,101)
                                                                             ========       ========        ========       ========

Earnings (loss) per share ............................................       $   0.95       $  (0.62)       $   1.18       $  (0.48)
                                                                             ========       ========        ========       ========

Dividends Declared per Share .........................................       $   0.20       $   0.19        $   0.40       $   0.38
                                                                             ========       ========        ========       ========




The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

                                                                         As of                   As of
                                                                       June  30,            December 31,
Assets                                                                    1999                    1998
                                                                          ----                    ----
Investments:
   Debt Securities held-to-maturity at amortized cost
       (estimated fair value: 1999 - $34,432; 1998 - 31,835) ...       $  34,039             $  30,807
   Debt Securities available-for-sale, at estimated fair value
       (cost: 1999 - 19,827;  1998 - 20,315) ...................          19,257                20,337
   Equity Securities, at market
       (cost: 1999 - $12,931; 1998 - $13,860) ..................          29,708                30,898
Receivable for securities sold .................................               0                   315
   Mortgage loans ..............................................             124                   135
   Investment real estate, at cost .............................           1,578                 1,629
   Policy loans ................................................             638                   645
                                                                       ---------             ---------
     Total investments .........................................          85,344                84,766
                                                                       ---------             ---------
Cash and cash equivalents ......................................           2,544                 4,073
Accrued investment income ......................................             841                   764
Reinsurance recoverable ........................................           5,631                 6,833
Deferred policy acquisition costs ..............................           4,131                 4,154
Current income tax recoverable .................................               0                    75
Prepaid reinsurance premiums ...................................             261                   266
Other assets ...................................................           2,996                 3,042
                                                                       ---------             ---------
   Total assets ................................................       $ 101,748             $ 103,973
                                                                       =========             =========

Liabilities
   Policy reserves .............................................       $  18,857             $  18,833
   Claim reserves ..............................................          20,227                21,875
   Unearned premiums ...........................................           8,430                 8,745
   Other policyholder funds ....................................           1,590                 1,635
   Notes payable ...............................................           2,938                 3,004
   Current income tax payable ..................................             310                     0
   Deferred income tax .........................................           3,874                 4,145
   Other liabilities ...........................................           2,502                 3,768
                                                                       ---------             ---------
      Total liabilities ........................................       $  58,728             $  62,005
                                                                       ---------             ---------

Shareholders' Equity
Common stock, $1 par value, 2,339,848 shares issued ............           2,340                 2,340
   Additional paid in capital ..................................              17                    17
Accumulated comprehensive income:
     Net unrealized appreciation on investment securities ......          11,545                12,146
Retained earnings ..............................................          32,699                31,106
Treasury stock, at cost (284,037 shares) .......................          (3,581)               (3,641)
                                                                       ---------             ---------
   Total shareholders' equity ..................................          43,020                41,968
                                                                       ---------             ---------

   Total liabilities and shareholder's equity ...................      $ 101,748             $ 103,973
                                                                       =========             =========

Shareholders' Equity per Share ..................................          20.92                 20.46
                                                                       =========             =========
The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)


                                                                              Accumulated
                                                                                Other
                                                                    Retained Comprehensive  Common   Paid-in    Treasury
                                                         Total      Earnings     Income     Stock    Capital      Stock

Balance at December 31, 1997 .......................   $ 46,352    $ 31,888    $ 12,497   $  2,340   $     17  $  ( 390)

Comprehensive Income
    Net Income for 1998 ............................        930         930
   Other comprehensive income(net of tax)
        Unrealized loss on securities, net
        of reclassification adjustment .............       (351)                  (351)
                                                        --------

Total Comprehensive Income .........................        579

Cash dividends ($.77 per share) ....................     (1,712)     (1,712)

Treasury stock purchased ...........................     (3,251)                                                  (3,251)
                                                        --------    --------   --------   --------   --------    --------

Balance at December 31, 1998 .......................   $ 41,968    $ 31,106    $ 12,146   $  2,340   $     17   $ (3,641)

Comprehensive Income
 Net Income  six months ended 6/30/1999 ............      2,415       2,415
 Other comprehensive income(net of tax)
        Unrealized loss on securities, net
        of reclassification adjustment .............       (600)                   (600)
                                                        --------

Total Comprehensive Income .........................      1,815

Cash dividends ($.40 per share) ....................    (   821)    (   821)

Treasury stock issued ..............................         58                                                       58
                                                        --------    --------   --------   --------   --------    --------

Balance at June 30, 1999 ...........................   $ 43,020    $ 32,700    $ 11,546   $  2,340   $     17   $ (3,583)
                                                        ========    ========   ========   ========   ========    ========








The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

                                                                   Six Months
                                                                  Ended June 30
                                                               1999       1998
                                                               -----      ----
Cash Flows from Operating Activities
  Income from continuing operations ......................   $ 2,415    $(1,101)
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income ............................       (77)       (43)
    Reinsurance receivables ..............................     1,202        520
    Deferred Policy acquisition costs ....................        23         16
    Income Taxes .........................................       114       (147)
    Depreciation expense .................................        50         61
    Policy liabilities and claims ........................    (1,939)     1,749
    Other, net ...........................................    (1,185)       239
                                                             -------    -------
      Net cash provided by operating activities ..........       603      1,294
                                                             -------    -------


Cash Flows from Investing Activities
     Cost of investments acquired ........................    (9,903)    (4,907)
     Sale and maturity of investments ....................     8,724      4,795
     Purchase of property and equipment ..................       (80)       (37)
     Proceeds from disposal of property and equipment ....         0          0
     Other, net ..........................................         0          0
                                                             -------    -------
       Net cash used in investing activities .............    (1,259)      (149)
                                                             -------    -------

Cash Flows from Financing Activities
     Decrease in other policyholder funds ................       (45)      (141)
     Payments on notes payable ...........................       (66)         0
     Dividends paid ......................................      (822)      (871)
     Treasury stock issued (purchased) ...................        61       (722)
                                                             -------    -------
       Net cash used in financing activities .............      (872)    (1,734)
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents .....    (1,529)      (589)

Cash and cash equivalents, beginning of period ...........     4,073      3,888
                                                             -------    -------

Cash and cash equivalents, end of period .................   $ 2,544    $ 3,299
                                                             =======    =======





The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 1-Basis of Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial statements include all adjustments necessary, in the opinion of management, for fair statement of financial position, results of operations and cash flows for the periods reported. These adjustments are all normal recurring adjustments. A summary of the more significant accounting policies are set forth in the notes to the audited consolidated financial statements for the year ended December 31, 1998.

Note 2-Reinsurance

National Security Fire and Casualty Company ("NSFC"), Omega One Insurance Company ("OMEGA"), and National Security Insurance Company ("NSIC") wholly owned subsidiaries of the Company, reinsure certain portions of insurance risk which exceed various retention limits. NSFC, OMEGA, and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations.

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending June 30, 1999 was 2,054,000 and for the period ending June 30, 1998 was 2,271,000.

Note 4-Changes in Shareholder's Equity (in thousands)

During the six months  ended  June 30,  1999 and 1998,  there were no changes in shareholders' equity except for net income (loss) of $2,415 and $(1,101) respectively; dividends paid of $821 and $871 respectively; unrealized investment (losses)gains, net of applicable taxes, of $(600) and $1,169 respectively, and issuance (purchase) of treasury stock of $61 and $(722) respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
                                                              (in thousands)
                                                            June 30,  January 1,
                                                              1999        1999
Deferred policy acquisition costs ......................     (1,404)     (1,412)
Policy liabilities .....................................        463         463
Unearned premiums ......................................        419         440
Claims liabilities .....................................        552         569
General insurance expenses .............................        758         710
Unrealized gains on securities available-for-sale ......     (4,662)     (4,915)
Other ..................................................          0           0
                                                             ------      ------
Net deferred tax liability .............................     (3,874)     (4,145)
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

Note 7- Comprehensive Income

Effective January 1, 1998 the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). Comprehensive Income is defined as net income and all other changes in stockholders' equity from transactions and events arising from non-owner sources. The adoption of SFAS 130 had no impact on the Company's net income or Shareholders' equity. The primary additional component for The National Security Group, Inc. is unrealized investment gains and losses. Total comprehensive income was $(600,000) and $72,000 at June 30, 1999 and 1998, respectively.

Note 8- Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

In March 1998 the Accounting Standards Executive Committee issued Statement of Opinion (SOP) 98-1 "Accounting for the costs of computer software developed or obtained for internal use". This pronouncement is affective for periods beginning January 1, 1999. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.


Note 9-Year 2000 Issue

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

The Company has completed modification of all mission critical computer programs. Tests of these programs were completed in early August of 1999, and at the conclusion of testing it was determined that all date fields had been changed to accommodate the rolling forward to year 2000. Remaining non mission critical programs will be year 2000 compliant by the end of the third quarter of 2000.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

In the event of an unforeseen disruption due to the year 2000 issue, the Company is developing a contingency plan. The contingency plan, which is expected to be completed by September 30, 1999, includes obtaining commitments from outside contractors for additional computer programming and consulting personnel in the event of a disruption. These personnel will be available in the event that a problems arise to an extent that they can not be handled by in house programmers The contingency plan will also include plans for alternative methods of processing some functions.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of June 30, 1999, compared with December 31, 1998 and its results of operations and cash flows for the quarter ending June 30, 1999, compared with the same period last year.

The reader is assumed to have access to the Company's 1998 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Earned premium for the six month period ending June 30, 1999 was $13.5 million versus $14.7 million for the same period last year. This reduction in premium is primarily due to a subsidiary eliminating a private passenger automobile program in Georgia. Property and casualty insurance premiums have declined over the past couple of years as the Company has eliminated several programs that were marketed by managing general agents. These programs were commercial and private passenger auto programs which did not produce favorable underwriting results for the Company. In an effort to improve underwriting profitability, the Company is now refocusing on core programs in the homeowners insurance and low value dwelling fire insurance lines of business. Premium revenue is expected to be down for the remainder of 1999, and is projected to be down around 12% for the year compared to 1998. However, underwriting results are expected to be much improved over last year.

Net investment income:

Net investment income is up slightly, primarily due to a $2,000,000 increase in investments in debt securities over the last year.

Realized capital gains and losses:

Investment gains of $1.5 million were realized in the first half of 1999. Most of these gains were realized due to balancing of the insurance subsidiaries investment portfolios during the year. The Company's investment committee will reduce positions in stocks which, due to increases in market value, become disproportionately large as a percent of the entire investment portfolio. In light of the record highs achieved by many of the equity investments held by the Company, the investment committee elected to sale a portion of certain holdings to maintain the diversity of the portfolio.

Other income:

Other income is down due to a decrease in policy fees generated by an automobile program which was discontinued in the first quarter of 1998.

Policyholder benefits and settlement expenses:

Policyholder benefits are down over $3,000,000 for the year to date compared to 1998, and are down for the quarter by over $2,600,000 compared to the same quarter last year. There are two major factors which contributed to the improvement in benefits and settlement expenses. The primary factor contributing to this improvement in underwriting results is the discontinuation of two of the private passenger auto programs and a commercial auto program in the property/casualty subsidiaries. These programs were discontinued over the last two years and remaining policies in force on the final program to be canceled are expected to expire by the end of 1999. Another factor contributing to the improved underwriting results is the lack of storm related losses in the homeowners and low value dwelling lines of business. In the first six months of 1998 the property/casualty subsidiaries incurred several tornado related losses the largest of which was over $500,000 in losses from a single tornado which hit Jefferson County Alabama. In the first six months of 1999, while much of the country has been hit with various natural disasters, the states in which the property/casualty subsidiaries operate have incurred only isolated and moderate damage. However, the areas which have the highest concentrations of property/casualty business are prone to hurricane damage, and the third quarter of each year is usually the peak of hurricane season.

Policy acquisition costs:

Policy acquisition costs as a percent of premiums earned are down about two percentage points for the quarter and year to date due to some of the managing general agent programs, which usually have higher commission costs, being canceled.

General insurance expenses:

General insurance expenses are down 66% and 53% for the quarter and year to date respectively. The primary reason for the large decrease in general expenses is a drop in litigation expenses. A Company subsidiary settled a large litigation claim in Florida in the first half of 1998, which significantly increased general expenses.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are down due to a decrease in written premium.

Income taxes:

Income taxes are up over last year due to the improved results of operations. Income taxes are 26% of income before taxes.

Summary:

The Company has a year to date net income of $2.4 million versus a net loss of $1.1 million in 1998. The improved results in 1999 are primarily due to improved underwriting results in the property/casualty subsidiaries operations, and a decrease in litigation expenses compared to last year. The net loss in 1998 is primarily a result of a litigation settlement reached in July of 1998 and accrued in the second quarter, and from tornado and windstorm losses incurred in low value dwelling and homeowners property insurance programs.

Investments:

Investments increased slightly during the first half of 1999 primarily due to increases in the market value of equity securities. Proceeds from the sale of a portion of the equity securities were reinvested in bonds which increased the value of the held to maturity debt securities portfolio.

Capital resources:

At June 30, 1999, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $43 million, up over $1.0 million from December 31, 1998. The increase reflects net income of $2.4 million, a decrease in unrealized investment gains of $600,000, dividends paid of $821,000, and the issuance of treasury stock of $58,000.

The Company has $2.9 million in notes from local banks which management intends to repay in full over the next five years.

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

The Company had $2.5 million in cash and cash equivalents at June 30, 1999. Net cash provided by operating activities was $603,000 for the current period, compared to net cash provided of $1.3 million for the period ended June 30, 1998. Cash used in investing activities was $1.2 million. Cash dividends paid to stockholders' of $822,000 and payments on notes payable of $66,000 were the primary uses of cash used in financing activities.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

         See Exhibit Index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By  /s/ M.L. Murdock
   ----------------------------------
      M.L. Murdock
      Senior Vice President and
      Chief Financial Officer

Dated: August 13, 1999

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