Form 10-Q
period 1999-09-30
NATIONAL SECURITY GROUP INC
filed 1999-11-15
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                Number of shares of $1.00 par value common stock
                 outstanding as of November 12, 1999: 2,055,811

                      Exhibit index is located on page 14.

                               Page 1 of 14 pages

                        THE NATIONAL SECURITY GROUP, INC.

                                      INDEX



                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income ................................    3
         Consolidated Balance Sheets ......................................    4
         Consolidated Statements of Shareholders' Equity                       5
         Consolidated Statements of Cash Flows ............................    6
         Notes to Financial Statements ....................................    7

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         of Operations ....................................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......   11

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................   12

SIGNATURE .................................................................   13

EXHIBIT INDEX .............................................................   14

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                                  Three Months         Nine Months
                                                                  Ended Sept 30       Ended Sept 30
                                                                 1999      1998        1999       1998
                                                                 ----      ----        ----       ----

Revenues
Net insurance premiums earned .............................   $  6,292   $  6,942   $ 19,790   $ 21,716
Net investment income .....................................      1,114      1,135      3,269      3,217
Realized investment gains .................................        178      1,094      1,676      2,511
Other income ..............................................         98        147        304        411
                                                              --------   --------   --------   --------

  Total revenues ..........................................      7,682      9,318     25,039     27,855
                                                              --------   --------   --------   --------

Benefits and Expenses
Policyholder benefits and settlement expenses .............      4,028      6,273     12,943     18,282
Policy acquisition costs ..................................      1,485      1,094      4,244      4,405
General insurance expenses ................................      1,248        887      3,072      4,764
Insurance taxes, licenses and fees ........................        275        453        860      1,151
                                                              --------   --------   --------   --------

  Total benefits and expenses .............................      7,036      8,707     21,119     28,602
                                                              --------   --------   --------   --------


Income Before Income Taxes and Cumulative Effect Adjustment        646        611      3,920       (747)
Income Taxes (Current and deferred) .......................        189        219      1,048        (38)
                                                              --------   --------   --------   --------
Net Income (Loss) .........................................   $    457        392   $  2,872   $   (709)
                                                              ========   ========   ========   ========

Earnings (loss) per share .................................   $   0.22   $   0.17   $   1.40   $  (0.31)
                                                              ========   ========   ========   ========

Dividends Declared per Share ..............................   $   0.20   $   0.19   $   0.60   $   0.57
                                                              ========   ========   ========   ========




The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

                                                                   As of         As of
                                                               September  30,  December 31,
Assets                                                              1999         1998
                                                                    ----         ----
Investments:
   Debt Securities held-to-maturity at amortized cost
       (estimated fair value: 1999 - $37,849; 1998 - 31,779) .   $  37,719    $  30,807
   Debt Securities available-for-sale, at estimated fair value
       (cost: 1999 - 16,159;  1998 - 20,192) .................      15,568       20,337
   Equity Securities, at market
       (cost: 1999 - $12,883; 1998 - $14,489) ................      27,211       30,898
Receivable for securities sold ...............................           0          315
Mortgage loans ...............................................         119          135
Investment real estate, at cost ..............................       1,563        1,629
Policy loans .................................................         645          642
                                                                 ---------    ---------
     Total investments .......................................      82,822       84,766
                                                                 ---------    ---------
Cash and cash equivalents ....................................       1,495        4,073
Accrued investment income ....................................         941          764
Reinsurance recoverable ......................................       6,059        6,833
Deferred policy acquisition costs ............................       4,062        4,154
Current income tax recoverable ...............................           0           75
Prepaid reinsurance premiums .................................         231          266
Other assets .................................................       2,677        3,042
                                                                 ---------    ---------
   Total assets ..............................................   $  98,287    $ 103,973
                                                                 =========    =========

Liabilities
   Policy reserves ...........................................   $  18,922    $  18,833
   Claim reserves ............................................      19,738       21,875
   Unearned premiums .........................................       7,963        8,745
   Other policyholder funds ..................................       1,554        1,635
   Notes payable .............................................       2,876        3,004
   Current income tax payable ................................         169            0
   Deferred income tax .......................................       3,186        4,145
   Other liabilities .........................................       2,453        3,768
                                                                 ---------    ---------
      Total liabilities ......................................   $  56,861    $  62,005
                                                                 ---------    ---------

Shareholders' Equity
Common stock, $1 par value, 2,339,848 shares issued ..........       2,340        2,340
   Additional paid in capital ................................          17           17
Accumulated comprehensive income:
     Net unrealized appreciation on investment securities ....       9,905       12,146
Retained earnings ............................................      32,745       31,106
Treasury stock, at cost (284,037 shares) .....................      (3,581)      (3,641)
                                                                 ---------    ---------
   Total shareholders' equity ................................      41,426       41,968
                                                                 ---------    ---------

   Total liabilities and shareholder's equity ................   $  98,287    $ 103,973
                                                                 =========    =========

Shareholders' Equity per Share ...............................       20.16        20.46
                                                                 =========    =========
The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)


                                                                    Accumulated
                                                                       Other
                                                        Retained   Comprehensive   Common   Paid-in    Treasury
                                              Total     Earnings       Income      Stock    Capital      Stock

Balance at December 31, 1997 .............   $ 46,352    $ 31,888    $ 12,497   $  2,340   $     17   $ (390)

Comprehensive Income
    Net Income for 1998 ..................        930         930
   Other comprehensive income(net of tax)
        Unrealized loss on securities, net
        of reclassification adjustment ...       (351)                  (351)
                                              --------

Total Comprehensive Income ...............        579
                                              --------
Cash dividends ($.77 per share) ..........     (1,712)     (1,712)

Treasury stock purchased .................     (3,251)                                                 (3,251)
                                              --------    --------   --------   --------   --------    --------

Balance at December 31, 1998 .............   $ 41,968    $ 31,106    $ 12,146   $  2,340   $     17   $ (3,641)

Comprehensive Income
 Net Income nine months ended 9/30/1999 ..      2,872       2,872
 Other comprehensive income(net of tax)
        Unrealized loss on securities, net
        of reclassification adjustment ...     (2,241)                (2,241)
                                              --------

Total Comprehensive Income ...............        631
                                              --------
Cash dividends ($.60 per share) ..........     (1,233)     (1,233)

Treasury stock issued ....................         60                                                       60
                                              --------    --------   --------   --------   --------    --------

Balance at Sept 30, 1999 .................   $ 41,426    $ 32,745    $  9,905   $  2,340   $     17   $ (3,581)
                                              ========    ========   ========   ========   ========    ========



The Notes to the Financial Statements are an integral part of these statements.



THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

                                                                Nine Months
                                                               Ended Sept 30
                                                              1999         1998
                                                             -----         ----

Cash Flows from Operating Activities
  Income from continuing operations ....................   $  2,872    $   (709)
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income ..........................       (177)        (88)
    Reinsurance receivables ............................        774         985
    Deferred Policy acquisition costs ..................         92        (139)
    Income Taxes .......................................       (715)       (842)
    Depreciation expense ...............................         75          92
    Policy liabilities and claims ......................     (2,830)      2,350
    Other, net .........................................       (900)     (3,356)
                                                           --------    --------
      Net cash provided by operating activities ........       (809)     (1,707)
                                                           --------    --------


Cash Flows from Investing Activities
     Cost of investments acquired ......................    (11,746)     (6,786)
     Sale and maturity of investments ..................     11,449       8,229
     Purchase of property and equipment ................        (90)        (69)
     Proceeds from disposal of property and equipment ..          0           0
     Other, net ........................................          0           0
                                                           --------    --------
       Net cash used in investing activities ...........       (387)      1,374
                                                           --------    --------

Cash Flows from Financing Activities
     Decrease in other policyholder funds ..............        (81)        (36)
     Payments on notes payable .........................       (128)      1,887
     Dividends paid ....................................     (1,233)     (1,302)
     Treasury stock issued (purchased) .................         60        (722)
                                                           --------    --------
       Net cash used in financing activities ...........     (1,382)       (173)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...     (2,578)       (506)

Cash and cash equivalents, beginning of period .........      4,073       3,888
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $  1,495    $  3,382
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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending September 30, 1999 was 2,055,000 and for the period ending September 30, 1998 was 2,279,000.

Note 4-Contingencies

The Company and its subsidiaries continue to be named as parties to litigation related to the conduct of their insurance operations. These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Company's subsidiaries, and miscellaneous other causes of action. Most of these lawsuits include claims for punitive damages in addition to other specified relief. It is not feasible to predict or determine the ultimate outcome of these matters. A resolution of these matters may significantly impact consolidated earnings and may significantly impact the Company's consolidated financial position, although it remains management's opinion, based upon information presently available, that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial position. To the extent possible, the Company has made accruals for estimated liabilities relating to these suits. The most significant of the current suits is a purported class action filed in Lee County Alabama. No class has been certified in this suit. It should be noted, however, that management is unable to assess with any degree of accuracy the potential liability to the Company arising from these matters. The civil tort system, particularly in Alabama, must be presently regarded as, for the most part, hostile to insurance companies.


Note 5- Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

In March 1998 the Accounting Standards Executive Committee issued Statement of Opinion (SOP) 98-1 "Accounting for the costs of computer software developed or obtained for internal use". This pronouncement is affective for periods beginning January 1, 1999. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 6-Year 2000 Issue

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

The Company has completed modification of all computer programs. Tests of these programs were completed in early August of 1999, and at the conclusion of testing it was determined that all date fields had been changed to accommodate the rolling forward to year 2000.

In the event of an unforeseen disruption due to the year 2000 issue, the Company has developed a contingency plan. The contingency plan, includes commitments from outside contractors for additional computer programming and consulting personnel in the event of a disruption. These personnel will be available in the event that a problems arise to an extent that they can not be handled by in house programmers The contingency plan also includes plans for alternative methods of processing some functions.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of September 30, 1999, compared with December 31, 1998 and its results of operations and cash flows for the quarter and nine months ending September 30, 1999, compared with the same period last year.

The reader is assumed to have access to the Company's 1998 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:
Earned premium for the nine month period ending September 30, 1999 was $19.8 million versus $21.7 million for the same period last year. The decrease in earned premium is due to the elimination of three unprofitable automobile programs in the property/casualty subsidiaries. Premiums in the life insurance subsidiary are up slightly over last year as a result of the introduction of new methods of distribution.

Premiums in the property/casualty subsidiaries for the nine month period ending September 30, 1999 were $16.7 million versus $18.7 million for the same period last year. Three unprofitable programs were eliminated in 1998 and early 1999 which led to the decrease in property and casualty premium. These programs were managed by managing general agents in Louisiana and Georgia. These programs were commercial and private passenger auto programs which did not produce favorable underwriting results for the Company. In an effort to improve underwriting profitability, the Company is now refocusing on core programs in the homeowners insurance and low value dwelling fire insurance lines of business.

Premiums in the life insurance subsidiary for the nine month period ending September 30, 1999 were $3.1 million versus $3.0 million for the same period last year. The increase in life insurance premium, though only a modest increase, is encouraging after several years of double digit percentage decreases in premium. Over the past three years, the life subsidiary has made changes in method of distribution, and premium collection in order to better serve customers and give agents more time to focus on selling to new customers rather than collecting premium from existing customers. In the process of making these changes, several district sales offices were closed and the agency force was reduced by over 50%. These changes reduced life insurance premium income by over 30%. However, due to making the changes, the agency force is experiencing less turnover, and customers are able to pay premiums by more convenient methods (check, ach transfer, money order) directly to the home office as opposed to the old method of waiting for an agent to come and collect premium at the insured's home.

Net investment income:
Net investment income is up slightly, primarily due to a $2,000,000 increase in investments in debt securities over the last year.

Realized capital gains and losses:
Investment gains of $1.7 million were realized in the first nine months of 1999. Most of these gains were realized due to balancing of the insurance subsidiaries investment portfolios during the year. The Company's investment committee will reduce positions in stocks which, due to increases in market value, become disproportionately large as a percent of the entire investment portfolio. In light of the record highs achieved by many of the equity investments held by the Company, the investment committee elected to sale a portion of certain holdings to maintain the diversity of the portfolio.

Other income:

Other income is down due to a decrease in policy fees generated by an automobile program which was discontinued in the first quarter of 1998.

Policyholder benefits and settlement expenses:

Policyholder benefits are down over $5,000,000 for the year to date compared to 1998, and are down for the quarter by over $2,000,000 compared to the same quarter last year. There are two major factors which contributed to the improvement in benefits and settlement expenses. The primary factor contributing to this improvement in underwriting results is the discontinuation of two of the private passenger auto programs and a commercial auto program in the property/casualty subsidiaries. These programs were discontinued over the last two years and remaining policies in force on the final program to be canceled are expected to expire by the end of 1999. Another factor contributing to the improved underwriting results is the lack of storm related losses in the homeowners and low value dwelling lines of business. In the first nine months of 1998 the property/casualty subsidiaries incurred several tornado related losses the largest of which was over $500,000 in losses from a single tornado which hit Jefferson County Alabama. Also, in the third quarter of 1998, Hurricane Georges hit the Alabama and Mississippi coast causing widespread moderate damage. In the first nine months of 1999, while much of the country has been hit with various natural disasters, the states in which the property/casualty subsidiaries operate have incurred only isolated and moderate damage. Also, the areas which have the highest concentrations of property/casualty business, Georgia, Alabama, Mississippi, Louisiana, and Texas, have not incurred a direct hit from a major hurricane this year.

Policy acquisition costs:

Policy acquisition costs as a percent of premiums earned are up slightly due to an increase in new life insurance business. First year sales commissions on a life insurance policy are generally higher than commissions paid at first renewal and later.

General insurance expenses:

General insurance expenses are down $1.7 million in the nine months ended September 30, 1999, compared to last year. The primary reason for the large decrease in general expenses is a drop in litigation expenses. A Company subsidiary settled a large litigation claim in Florida in the first half of 1998, which significantly increased general expenses.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are down due to a decrease in written premium.

Income taxes:

Income taxes are up over last year due to the improved results of operations. Income taxes are 26% of income before taxes.

Summary:

The Company has a year to date net income of $2.9 million versus a net loss of $709,000 in 1998. The improved results in 1999 are primarily due to improved underwriting results in the property/casualty subsidiaries operations, and a decrease in litigation expenses compared to last year. The net loss in 1998 is primarily a result of a litigation settlement reached in July of 1998 and accrued in the second quarter, and from tornado, windstorm, and hurricane losses incurred in low value dwelling and homeowners property insurance programs. These programs have not suffered any significant catastrophe related losses through September of 1999.

Investments:

Investments decreased during the first nine months of 1999 primarily due to decreases in the market value of equity securities available for sale.

Capital resources:

At September 30, 1999, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $41.4 million, down over $500,000 from December 31, 1998. The decrease reflects net income of $2.9 million, a decrease in unrealized investment gains of $2.2 million, dividends paid of $1.23 million, and the issuance of treasury stock of $60,000.

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

The Company had $1.5 million in cash and cash equivalents at September 30, 1999. Net cash used by operating activities was $809,000 for the current period, compared to net cash used of $1.7 million for the period ended September 30, 1998. Cash used in investing activities was $387,000. Cash dividends paid to stockholders' of $1.23 million, payments on notes payable of $128,000, and decreases in policyholder funds of $81,000 were the primary uses of cash used in financing activities.

Information About Forward-Looking Statements

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether express, or implied, is meant and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, natural disasters and catastrophic events, changes in government regulation, increased competition, changes in and availability of reinsurance, and general economic conditions. If any of these assumptions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

Item 3.  Market Risk Disclosure

The Company's Annual Report filed on form 10-K with the Securities and Exchange Commission includes quantitative and qualitative market risk disclosure information. Since December 31, 1998, there have been no significant changes in these disclosures. However, the Company has experienced an unrealized loss on securities, primarily common stocks, available for sale.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

         See Exhibit Index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By    /s/ M L Murdock
      ------------------------
      M.L. Murdock
      Senior Vice President and
      Chief Financial Officer

Dated: September 12, 1999

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