Form 10-K
period 1999-12-31
NATIONAL SECURITY GROUP INC
filed 2000-03-31
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission File Number 0-18649

                        The National Security Group, Inc.
             (Exact name of registrant as specified in its charter)

   Delaware  63-1020300  661 East Davis  Street,  Elba,  Alabama 36323 (State or
other  (IRS  Employer  (Address  of  principal   executive   offices)(Zip  code)
jurisdiction of identification incorporation or number) organization)

        Registrant's telephone number, including area code (334) 897-2273

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock par value $1.00 per share
                               Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 29, 2000 (based upon the bid price of these shares on NASDAQ on such date) - 11,379,758

Number of Shares of Common Stock outstanding as of February 29, 2000 - 2,055,811

Portions of the Annual Proxy Statement incorporated by reference into Part III.

                 Total Number of Sequentially Numbered Pages: 48

                        THE NATIONAL SECURITY GROUP, INC.
                     INDEX TO THE ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999


Part I                                                                      Page

Item 1.  Business                                                              3
Item 2.  Properties                                                            9
Item 3.  Legal Proceedings                                                     9
Item 4.  Submission of Matters to a Vote of Security Holders                   9

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters                                                            10
Item 6.  Selected Financial Data                                              11
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12
Item 8.  Consolidated Financial Statements and Supplementary Data             18
Item 9.  Changes in and Disagreements with Accountants and
           Financial Disclosure                                               45

Part III

Item 10. Directors and Executive Officers of the Registrant                   46
Item 11. Executive Compensation                                               46
Item 12. Security Ownership of Certain Beneficial Owners and Management       46
Item 13. Certain Relationships and Related Transactions                       46

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports of Form 8-K      47

Signature Page                                                                48

                                     PART I

Item 1.  Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company), an insurance holding company, was incorporated in Delaware on March 20, 1990. The Company, through its property and casualty subsidiaries, writes primarily low value dwelling fire and windstorm, homeowners, and personal non-standard automobile lines of insurance. The Company's property and casualty subsidiaries also write commercial lines of insurance for small businesses. The Company, through its life insurance subsidiary, offers a basic line of life, and health and accident insurance products. Property-casualty insurance is the most significant segment, accounting for 83.6% of total premium revenues.

Industry Segment and Geographical Area Information

Property and Casualty Insurance Segment

The Company's property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1993. NSFC is licensed to write insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina, and Tennessee, and operates on a surplus lines basis in the states of Kentucky, Louisiana, Missouri, and Texas. Omega is licensed to write insurance in Alabama and Louisiana. The following table indicates those states which accounted for more than five percent of direct written premium during 1999:

    State                                      Percent of direct written premium
Alabama .............................                     37.11%
Arkansas ............................                      9.28%
Florida .............................                     15.24%
Georgia .............................                      8.36%
Louisiana ...........................                     12.07%
Mississippi .........................                      5.67%

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

 The following table sets forth the premiums earned and income during the periods reported:

                                                       Year Ended December 31
                                                       (Amounts in Thousands)
                                                    1999       1998         1997
Net premiums earned:
      Fire, Allied lines, and Homeowners .....   $ 14,600   $ 15,817    $ 14,647
      Automobile .............................      6,086      7,715      11,082
      Other ..................................        999      1,082       1,436
                                                 $ 21,685   $ 24,614    $ 27,165

Income before income taxes ...................   $  2,365   $ (1,000)   $  1,572

Life Insurance Segment

The Company's life insurance business is conducted by National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947. NSIC is licensed to write insurance in five states. The following table indicates those states which accounted for 4% or more of the total direct premiums collected by the Life Company in 1999:

State                                        Percentage of Total Direct Premiums

Alabama .................................................   91
Mississippi .............................................    4
Georgia .................................................    5

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

The following table sets forth certain information respecting the development of the Life Company's business:

                                                    Year Ended December 31
                                                    (Amounts in Thousands)
                                             1999           1998           1997
Life insurance in force at end of period:

Ordinary-whole life ..................      $ 80,200      $ 71,800      $ 70,000
               term life .............        35,100        33,500        33,900
 Industrial ..........................        30,700        32,300        34,000
 Other ...............................             0           100           100
                                             146,000       137,700       138,000

                                                  Year Ended December 31
                                                  (Amounts in Thousands)
                                            1999           1998            1997

New life insurance issued:

Ordinary-whole life ...............        $66,200        $41,300        $39,000
            term life .............          7,700          5,300            200
Industrial ........................              0              0              0
Other .............................            100            100            100
                                            74,000         46,700         39,300

Net premiums earned:

Life insurance ......................       $3,396         $2,914         $2,979
Accident and health insurance .......          855            923          1,012
                                             4,251          3,837          3,991

Investments

The insurance subsidiaries are regulated as to the types of investments which they may make and the amount of funds they may maintain in any one type of investment. Through its investment policy, the Company seeks to conserve its capital resources and assets, meet the investment requirements of its reserves and provide a reasonable return on investments.

The following table sets forth certain information respecting the Company's investments at the date shown:

                                                               Year Ended December 31
                                                                  1999      1998
Investment Securities held-to-maturity,  at amortized cost
        (estimated fair value: 1999 - $30,774, 1998 - $31,835)   $30,911   $30,807
Investment Securities available-for-sale,  at market
        (cost: 1999 - $35,748, 1998 - $34,175) ...............    49,612    51,235
Receivable for securities sold ...............................         0       315
Mortgage loans on real estate, at cost .......................       112       135
Investment real estate, at cost ..............................     1,557     1,629
Policy loans .................................................       669       645
Short-term investments .......................................     2,129     3,290
                                                                 $84,990   $88,056

The results with respect to the foregoing investments are as follows:

                                                                Year Ended December 31
                                                             1999        1998        1997
Net investment income .................................   $ 4,354     $ 4,351     $ 4,204
Average yield on investments ..........................       5.1%        4.9%        5.1%
Economic yield on investments (includes realized and
                unrealized investment gains) ..........       3.7%        9.0%       16.0%
Net realized gains on investments (before income taxes)     1,951       4,117       2,720
Changes in net unrealized gains on investments
               (before income taxes) ..................    (3,196)       (503)      6,266


As of December 31, 1999, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

Maturity Schedule (Amounts in thousands)

                              Available  Held to             Percentage
Maturity                      for sale   Maturity  Total      of Total

Maturity in less than 1 year   $   400   $ 1,040   $ 1,440       2.7%
Maturity in 1-5 years ......     4,468     9,461    13,929      25.8
Maturity in 5-10 years .....    11,911     8,560    20,471      37.9
Maturity after 10 years ....     6,286    11,850    18,136      33.6

Totals .....................   $23,065   $30,911   $53,976     100.0%


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

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions incurred by NSIC in 1999 averaged approximately 27.7% of premiums. Commissions incurred by the NSFC in 1999 averaged approximately 17.6% of premiums and ranged from 12.5% to 27.5% depending on the type and amount of insurance sold. During 1999, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries.

NSIC is continuing the process of implementing changes in collection of premium payments, and the method of marketing. If the policyholder so elects, he or she may begin making payments by mail to the home office rather than have a home service agent come to their house every month and collect premiums. This change is being implemented in response to the change in lifestyles of our policyholders. It is increasingly difficult to reach policyholders at home until early evening, and they are usually too busy to be bothered. Those who elect to pay by mail will still be provided service by an area representative for help with claims and policy related questions. With this method of payment there has been reductions in the number of Life Company agents. Also, because it is becoming increasingly difficult to employ people to contact our policy owners at home, NSIC management is continuing to implement changes in the method of marketing of life insurance products. This new method of marketing utilizes independent agents to distribute products.

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

NSIC generally reinsures all risks in excess of $50,000 with respect to any one policy. NSFC and Omega generally reinsure with third parties any liability in excess of $100,000 on any single policy. In addition, the property-casualty subsidiaries have catastrophe excess reinsurance which protects it in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 1999, the property-casualty subsidiaries had catastrophe protection up to a $21 million loss. On a 1 in 200 year loss, that is a loss that has only a 1/2 of 1% chance of occuring in any given year, the property and casualty subsidiaries would pay $2.7 million in losses and reinsurers would pay $17.9 million.

In addition to catastrophe reinsurance, NSFC also had a 50% quota share reinsurance agreement on ocean marine exposure with additional excess of loss coverage.

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense, and withdrawals determined at the time the policies were issued. As of December 31, 1999, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $19 million. NSIC believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that such reserves are adequate to provide for future policy benefits. Wakely & Associates, consulting actuaries, provided actuarial services in calculating reserves.

The property-casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property-casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 1999, the property-casualty subsidiaries had reserves for unpaid claims of approximately $19 million before subtracting unpaid claims which will be due from reinsurers of $4.5 million leaving net unpaid claims of $14.5 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 1999, 1998 or 1997. The Company believes such reserves are adequate to provide for settlement of claims. The Fire Company's loss reserves are calculated by employees of the Company. Milliman & Robertson, an independent actuarial consulting firm, issues a Statement of Actuarial Opinion regarding the adequacy of reserves.

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

Many states in which the insurance subsidiaries operate, including Alabama, have laws which require that insurers become members of guaranty associations. These associations guarantee that benefits due policyholders of insurance companies will continue to be provided even if the insurance company which wrote the business is financially unable to fulfill its obligations. To provide these benefits, the associations assess the insurance companies licensed in a state that write the line of insurance for which coverage is guaranteed. The amount of an insurer's assessment is generally based on the relationship between that company's premium volume in the state and the premium volume of all companies writing the particular line of insurance in the state. The Company paid $0, $0, and $77,000 in various guaranty association assessments in 1999, 1998, and 1997 respectively. These payments are principally related to association costs incurred due to the insolvency of various insurance companies. Future assessments depend on the number and magnitude of insurance company insolvencies and such assessments are therefore difficult to predict.

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

Inflation

The Company shares the same risks from inflation as other companies. Inflation causes operating expenses to increase and erodes the purchasing power of the Company's assets. A large portion of the Company's assets are invested in fixed maturity investments. The purchasing power of these investments will be less at maturity because of inflation. This is generally offset by the reserves which are a fixed liability and will be paid with cheaper dollars. Also, inflation tends to increase investment yields, which may reduce the impact of the increased operating expenses caused by inflation.

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

Item 3.  Legal Proceedings

The Company and its subsidiaries are named as parties to litigation related to the conduct of their insurance operations. Further information regarding details of pending suits can be found in note 11 to the consolidated financial statements.

Item 4.  Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 1999.

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

                                        Stock Bid Prices         Dividends
                                      High           Low         Per Share

1999

First Quarter .................        $15         $12 3/16     $    .20
Second Quarter ................         12 3/16     11               .20
Third Quarter .................         13 1/4       9 1/4           .20
Fourth Quarter ................         14 1/4       9 7/8           .21


1998

First Quarter .................        $21 1/4     $17          $   .19
Second Quarter ................         21          18              .19
Third Quarter .................         18 1/2      14              .19
Fourth Quarter ................         14          10 1/2          .20

Item 6.  Selected Financial Data
        (Amounts in thousands, except per share)

Operating results                     1999         1998         1997        1996        1995

     Net premiums earned ......   $  25,936    $  28,451    $  31,156   $  26,654   $  24,372
     Net investment income ....       4,354        4,351        4,204       3,935       4,311
     Net realized investment
          gains ...............       1,951        4,117        2,720       1,839       1,650
     Other income .............         385          385          695         582         505
Total revenues ................   $  32,626    $  37,304    $  38,775   $  33,010   $  30,838

Net Income ....................   $   3,756    $     930    $   2,998   $   1,356   $     214

Net income per share ..........   $    1.83    $    0.42    $    1.28   $    0.58   $    0.09


Other Selected Financial Data

Total shareholders' equity ....   $  41,888    $  41,968    $  46,352   $  40,519   $  39,774

Book value per share ..........   $   20.37    $   20.46    $   20.04   $   17.43   $   17.11

Dividends per share ...........   $    0.81    $    0.77    $    0.70   $    0.65   $    0.61

Net change in unrealized
     capital gains (net of tax)   ($  2,231)   ($    351)   $   4,556   $     968   $   2,726

Total assets ..................   $  98,105    $ 103,973    $ 106,958   $  98,219   $  97,266




Item 7.
           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included elsewhere herein.

Results of Operations

Consolidated Results of Operations:

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Consolidated net income for The National Security Group (The Company) was $3.756 million in 1999 compared to $930,000 in 1998. On a per share basis earnings were $1.83 in 1999 compared to $0.42 in 1998. The increase in net income was due to improved operating results in The Company's property/casualty subsidiaries operations. Realized capital gains in 1999 were $1.95 million compared to $4.1 million in 1998. Consolidated revenues were $32.6 million in 1999 compared to $37.3 million in 1998. The operating results of the subsidiaries are discussed in further detail in the sections that follow.

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

Industry Segment Data

Certain financial information for The National Security Group's three segments (life and accident and health insurance, property and casualty insurance, and other) is summarized as follows:

Premium revenues:                              1999     %    1998    %     1997    %

 Life and accident and health insurance ..   $ 4,251  16.4 $ 3,837  13.5 $ 3,991  12.8
 Property and casualty insurance .........   $21,685  83.6  24,614  86.5  27,165  87.2
                                             $25,936 100.0 $28,451 100.0 $31,156 100.0

Income before taxes and cumulative effect adjustment:

                                            1999    %      1998    %        1997    %
Life and accident and health insurance   $ 2,556   56.6  $ 2,489  225.0  $ 2,171   64.6
Property and casualty insurance ......   $ 2,365   52.4   (1,000) (90.4)   1,572   46.8
Other ................................      (405)  (9.0)    (383) (34.6)    (383) (11.4)
                                         $ 4,516  100.0  $ 1,106  100.0  $ 3,360  100.0


Life and Accident and Health Insurance Operations:

The Company's life, accident and health insurance business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998:

Income before income taxes in 1999 was $2.6 million compared to $2.5 million in 1998. Operating results for 1999 were very similar to 1998, with slightly higher realized capital gains producing the modest increase in income before income tax.

NSIC experienced a 10% increase in premium income primarily due to increased sales of life insurance through independent agents. The Company began offering life and accident insurance products through independent agents in 1998. Prior to 1998 NSIC used employee agents as its only method of distribution of life and accident insurance products.

The increase in premium revenues also produced an increase in commission expense. First year commissions are paid at a higher rate than commissions paid in succeeding years. The increase in premium revenues was produced entirely by sales of new insurance policies, and consequently increased commission expense. As these policies renew in succeeding years, commissions on these policies will decrease.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997:

Income before income taxes in 1998 were $2.5 million compared to $2.2 million in 1997. The increase in pretax income was primarily due to a decrease in agents commissions and litigation expenses. Premium income was $3.8 million in 1998 compared to $4.0 million in 1997. Premium income began stabilizing in 1998 after five consecutive years of rapid decline.

Property & Casualty Operations:

The Company's property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1993.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998:

Net income before income tax was $2.4 million in 1999 compared to a pretax loss of $1.0 million in 1998. An improvement in underwriting results and reduced litigation expenses were the major factors contributing to the improvement in pretax income.

NSFC had much improved underwriting results in the dwelling property lines of insurance compared to 1998. In 1998 NSFC incurred over $1.0 million in tornado losses, while in 1999 tornado losses were minimal. NSFC also did not incur any significant hurricane losses in 1999. In 1998 NSFC incurred over $1.1 million in hurricane losses. The decrease in hurricane and tornado losses of over $2 million led to much improved underwriting results in 1999 compared to 1998.

The automobile insurance programs had underwriting losses of over $1.5 million in 1999. Several of these programs which were managed by independent managing general agents have been discontinued over the last year and management believes that future losses from the discontinued programs will be greatly reduced compared to losses incurred in 1998 and 1999. One program managed by a managing general agent is still in operation in Florida, but management has taken steps to minimize additional losses from this program. Company management expects to maintain a presence in the automobile insurance market, but future growth and expansion will be through the traditional independent agents with claims and underwriting functions managed and closely monitored by in-house personnel.

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

The most significant operating result in the property and casualty subsidiaries was the continued poor performance of the subsidiaries private passenger and commercial automobile programs. The combined ratio of these programs, which produced over $7.7 million in earned premium, was over 150%. Pretax losses from these automobile programs totaled over $4.1 million. Two of the programs, both in Louisiana, have been discontinued. The remaining in-force policies from a private passenger auto program expired in late 1998, and in early 1999, a commercial taxi program in Louisiana was discontinued. The remaining in-force policies from this program expired in mid-1999. Based on previous loss experience, the taxi program is expected to incur losses in excess of earned premium until the remaining policies expire. These two programs accounted for 1998 pretax losses of $2.7 million.

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

         The results of these ratios for the past three years were:

                             1999      1998     1997

Loss and LAE Ratio .......    70.9%    87.0%    79.3%
Underwriting Expense Ratio    35.8%    31.6%    31.0%
Combined Ratio ...........   106.7%   118.6%   110.3%

Maintaining a combined ratio below 100%, which indicates that the company is making an underwriting profit, depends upon many factors including hurricane activity in the Gulf of Mexico and the southern Atlantic coast, strict underwriting of risks, and adequate and timely premium rates. A major hurricane hitting the coast of Alabama, Georgia, South Carolina, Mississippi, Louisiana, or Texas could cause the combined ratio to fluctuate materially from prior years. The property and casualty subsidiaries maintain catastrophe reinsurance to minimize the effect of a major catastrophe.

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

Asset Portfolio Review: The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. At December 31, 1999, the company's holdings in debt securities amounted to 62% of total investments and 54% of total assets. The following is a breakdown of the bond portfolio quality according to

National Association of Insurance Commissioners (NAIC) Securities Valuation Office (SVO) rating standards, and the nationally recognized rating organization equivalents of Moody's and Standard and Poor's:

                    SVO Equivalents                    % of Total
SVO Class     Moody's       Standard and Poor's       Bond Portfolio

   1         Aaa to A3         AAA to A-                 94.2
   2         Baa to Baa3       BBB+ to BBB-               5.4
   3         Ba1 to Ba3        BB+ to BB-                 0.0
   4         B1 to B3          B+ to B-                   0.4
   5         Caa to Ca         CCC+ to C                  0.0
   6         C                 CI to D                    0.0

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

The insurance subsidiaries' fixed maturity securities include mortgage-backed bonds, primarily collateralized mortgage obligations (CMO's), of $12.8 million and $15.5 million at December 31, 1999 and 1998 respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Securities that are purchased at a premium to par value and prepay faster than expected will incur a reduction in yield or loss. Securities that are purchased at a discount to par value and prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

Market Risk Disclosures: Since the Company's assets and liabilities are largely monetary in nature, the Company's financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve and equity pricing risks.

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $27.6 million. If the market value of the S & P 500 Index decreased 10% from its December 31, 1999 value, the fair value of the Company's common stock would decrease by approximately $2.7 million.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 1 presents additional disclosures concerning fair values of Financial Assets and Financial Liabilities, and is incorporated by reference herein.

The Company limits the extent of its market risk by purchasing securities that are backed by stable collateral, the majority of the assets are issued by U.S. government sponsored entities. Also, the majority of all of the subsidiaries' CMO's are Planned Amortization Class (PAC) bonds. PAC bonds are typically the lowest risk CMO's, and provide greater cash flow predictability. Such securities with reduced risk typically have a lower yield, but higher liquidity, than higher-risk mortgage backed bonds. To reduce the risk of loss of principal should prepayments exceed expectations, the Company does not purchase mortgage backed securities at significant premiums over par value.

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

The National Security Group's consolidated statement of cash flows indicate that operating activities provided (used) cash of $868,000, $(1.90 million), $7.48 million in 1999, 1998, and 1997 respectively. Those statements also classify the other sources and uses of cash by investing activities, and financing activities and disclose the amount of cash available at the end of the year to meet the Company's obligations. An increase in net income and a decrease in reinsurance balances recoverable were the primary sources of the increase in cash flow for 1999. An increase in claim payments was a primary use of cash in operating activities for 1998. A large decrease in reinsurance recoveries of $4 million are the major causes of a $6 million increase in cash provided from operations in 1997.

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

The Company has notes payable of $2.7 million at December 31, 1999. The notes payable are to repaid in quarterly installments over five years.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. On December 31, 1999, the Company had no known impairments of assets or changes in operation which would have a material adverse effect upon liquidity. Approximately 87% of the Company's assets are invested in cash, investment grade fixed income securities, short-term investments and broadly traded equity securities which are highly liquid. The values of these investments are subject to the conditions of the markets in which they are traded. Past fluctuations in these markets have had little effect on the liquidity of the Company. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

Except as discussed in Note 11 to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in note 8 to the consolidated financial statements, in 2000, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $1.5 million in the life insurance subsidiary and $2.3 million in the property/casualty insurance subsidiary. However, that condition poses no short-term or long-term liquidity concerns for the parent company.

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

The ratios of Total  Adjusted  Capital to  Authorized  Control Level RBC for The
National   Security   Group's   life/health  and   property/casualty   insurance
subsidiaries are all in excess of four to one at December 31, 1999.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $15.2 million and $14.4 million at December 31, 1999 and 1998, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 10.9 and 9.5 at December 31, 1999 and 1998 respectively. Accordingly, National Security Insurance Company meets the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $23.4 million and $25.0 million at December 31, 1999 and 1998, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 9.2 and 9.1 at December 31, 1999 and 1998 respectively. Accordingly, National Security Fire & Casualty Company meets the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $3.2 million and $3.2 million at December 31, 1999 and 1998, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 4.6 and 4.0 at December 31, 1999 and 1998 respectively. Accordingly, Omega One Insurance Company meets the minimum RBC requirements.

Year 2000 Issue

The Company completed all year 2000 date conversations prior to December 31, 1999, and has experienced no major problems or disruptions of business due to the year 2000 issue.

Item 8.  Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Consolidated Financial Statements:

Report of Independent Certified Public Accountants ......................     19

Consolidated Statements of Income -
  Years Ended December 31, 1999, 1998, and 1997..........................     20

Consolidated Balance Sheets - December 31, 1999 and 1998.................     21

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 1999, 1998, and 1997..........................     22

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1999, 1998, and 1997..........................     23

Notes to Consolidated Financial Statements - December 31, 1999...........     24

Financial Statement Schedules:

Report of Independent Certified Public Accountants
  on Financial Statement Schedules.......................................     37

Schedule I.  Summary of Investments - December 31, 1999 and 1998.........     38

Schedule III.  Condensed Financial Information of Registrant -
               December 31, 1999 and 1998.................................    39

Schedule V.  Supplementary Insurance Information -
             December 31, 1999, 1998, and 1997...........................     43

Schedule VI.  Reinsurance - Years Ended December 31, 1999, 1998, and 1997.    44

All other Schedules are not required under related instructions or are inapplicable and therefore have been omitted.

                        The National Security Group, Inc.

               Report of Independent Certified Public Accountants

To the Board of Directors
and Shareholders of

The National Security Group, Inc.


We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Security Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Dudley, Hopton-Jones, Sims & Freeman
Birmingham, Alabama
February 18, 2000

                        THE NATIONAL SECURITY GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  (Dollars in thousands
                                                                except per share amounts)
                                                                Years Ended December 31,
                                                                1999       1998        1997
REVENUES
         Net premiums earned .............................   $ 25,936    $ 28,451    $ 31,156
         Net investment income ...........................      4,354       4,351       4,204
         Net realized investment gains ...................      1,951       4,117       2,720
            Other income .................................        385         385         695
                                                               ------      ------      ------
                                                               32,626      37,304      38,775
                                                               ------      ------      ------
BENEFITS AND EXPENSES
         Policyholder benefits paid or provided ..........     17,275      22,880      22,995
         Amortization of deferred policy acquisition costs      1,202       1,856       1,488
             Commissions .................................      3,563       3,764       4,334
         General insurance expenses ......................      4,786       6,261       5,229
         Insurance taxes, licenses and fees ..............        987       1,194       1,258
         Interest expense ................................        297         243         111
                                                               ------      ------      ------
                                                               28,110      36,198      35,415
                                                               ------      ------      ------
         Income Before Income Taxes ......................      4,516       1,106       3,360
                                                               ------      ------      ------

INCOME TAX EXPENSE
                 Current .................................        925         (43)        848
                Deferred .................................       (165)        219        (486)
                                                                ------      ------     ------
                                                                  760         176         362
                                                                ------      ------     ------
              Net Income .................................     $3,756       $ 930     $ 2,998
                                                                ======      ======     ======

EARNINGS PER COMMON SHARE

              Net Income .................................     $ 1.83      $ 0.42      $ 1.28
                                                               ======      ======      ======

See accompanying notes to consolidated financial statements.

                        THE NATIONAL SECURITY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                           (Dollars in thousands)
                                                                                                                December 31,

ASSETS                                                                                                    1999          1998

Investments
   Securities held-to-maturity at amortized cost (estimated fair value: 1999 - $30,774;
     1998 - $31,835) .................................................................................    $30,911     $30,807
   Securities available-for-sale, at estimated fair value (cost: 1999 - $35,748;
    11998--$$34,175) .................................................................................     49,612      51,235
Receivable for securities ............................................................................          0         315
Mortgage loans on real estate, at cost ...............................................................        112         135
Investment real estate, at book value (accumulated depr.: 1999 - $37; 1998 - $36) ....................      1,557       1,629
Policy loans .........................................................................................        669         645
Short-term investments ...............................................................................      2,129       3,290
                                                                                                           ------      ------
                                                                                     Total Investments     84,990      88,056

Cash .................................................................................................      1,383         783
Accrued investment income ............................................................................        830         764
Reinsurance recoverable ..............................................................................      4,687       6,833
Deferred policy acquisition costs ....................................................................      4,273       4,154
Prepaid reinsurance premiums .........................................................................        257         266
Current income tax recoverable .......................................................................          0          75
Other assets .........................................................................................      1,685       3,042
                                                                                                           ------     -------
                                                                                          Total Assets     98,105     103,973
                                                                                                           ======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and claims
   Policy liabilities ................................................................................     18,987      18,833
   Unearned premiums .................................................................................      7,088       8,745
   Claim liabilities .................................................................................     18,864      21,875
                                                                                                           ------      ------
                                                                                                           44,939      49,453

Checks outstanding in excess of bank balance .........................................................        912         776
Other policyholder funds .............................................................................      1,526       1,635
Notes payable ........................................................................................      2,672       3,004
Accrued income taxes .................................................................................         53           0
Other liabilities ....................................................................................      3,101       2,992
Deferred income tax ..................................................................................      3,014       4,145
                                                                                                           ------      ------
                                                                                     Total Liabilities     56,217      62,005
                                                                                                           ------      ------
Contingencies

Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding .................          0           0
Class A common stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding ..........          0           0
Common stock, $1 par value, 2,500,000 shares authorized and 2,339,848 shares issued ..................      2,340       2,340
Additional paid in capital ...........................................................................         17          17
Accumulated other comprehensive income ...............................................................      9,915      12,146
Retained earnings ....................................................................................     33,197      31,106
Treasury stock at cost (shares: 1999 - 284,037; 1998 - 288,537) ......................................     (3,581)     (3,641)
                                                                                                           ------      -------
                                                                            Total Shareholders' Equity     41,888      41,968
                                                                                                           ------      -------
                                                            Total Liabilities and Shareholders' Equity     98,105     103,973
                                                                                                           ======     =======






See accompanying notes to consolidated financial statements.

                        THE NATIONAL SECURITY GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                            (Dollars in thousands)
                                                --------------------------------------------------------------------------------
                                                --------------------------------------------------------------------------------
                                                                                    Accumulated
                                                                                      Other
                                                           Comprehensive  Retained  Comprehensive   Common      Paid-in   Treasury
                                                   Total      Income      Earnings   Income          Stock       Capital   Stock
                                                  --------    -------    ---------  ------------  ----------     -------   ------


Balance at December 31, 1997 .................    $46,352         $ 0   $ 31,888    $ 12,497     $ 2,340          $ 17    $ (390)
Comprehensive Income
     Net Income for 1998 .....................        930         930        930
     Other comprehensive income (net of tax)
         Unrealized loss on securities, net
          of reclassification adjustment .....       (351)       (351)                 (351)
                                                                -----
Comprehensive Income .........................                 $  579
                                                                =====
     Cash dividends ($.73 per share) .........     (1,712)                (1,712)
     Treasury stock purchased ................     (3,251)                                                                 (3,251)
                                                   ------                 -------     ------       -----           ----    -------
Balance at December 31, 1998 .................     41,968                 31,106      12,146       2,340            17     (3,641)
Comprehensive Income
     Net Income for 1999 .....................      3,756    $  3,756      3,756
     Other comprehensive income (net of tax)
         Unrealized loss on securities, net
         of reclassification adjustment ......     (2,231)     (2,231)                 (2,231)
                                                               ------
Comprehensive Income .........................               $  1,525
                                                               ======
     Cash dividends ($.81 per share) .........     (1,665)                (1,665)
     Treasury stock sold .....................         60                                                                     60
                                                   ------                 ------     ------       -----          -----   -------
Balance at December 31, 1999 .................    $41,888               $ 33,197    $ 9,915      $2,340          $  17   $(3,581)
                                                   ======                 ======     ======       =====          =====   =======


                          THE NATIONAL SECURITY GROUP, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Year ended December 31,
                                                                                                 -----------------------------------
                                                                                                 -----------------------------------
                                                                                                    1999          1998         1997
Cash flows from operating activities:
Net income ..................................................................................    $  3,756     $    930       $2,998

Adjustments to reconcile net income to net cash provided by
   operating activities:
    (Increase) decrease in accrued investment income ........................................         (66)          69          (30)
    Decrease in reinsurance recoverable .....................................................       2,146        1,656        3,999
    Amortization of deferred policy acquisition costs .......................................       1,201        1,856        1,488
    Net realized gains on investments .......................................................      (2,024)      (4,117)      (2,720)
    Policy acquisition costs deferred .......................................................      (1,320)      (1,794)      (1,691)
    Decrease (increase) in current income taxes receivable ..................................          75          (75)         258
    Decrease in prepaid reinsurance premiums ................................................           9           75        1,567
    Depreciation and amortization expense ...................................................         219          142          118
    (Decrease) increase in policy liabilities and claims ....................................      (4,514)        (323)       1,373
    Increase (decrease) in income tax payable ...............................................          53         (147)         147
    (Decrease) increase in deferred income taxes ............................................        (166)         219         (484)
    Increase (decrease) in other liabilities ................................................         109         (694)         599
    Other, net ..............................................................................       1,390          306         (144)
                                                                                                   ------       ------       ------
                                 Net cash provided by (used for) operating activities .......         868       (1,897)       7,478
                                                                                                   ------       ------       -----
Cash flows from investing activities:
   Purchases of held-to-maturity securities .................................................      (3,759)      (4,881)        --
   Purchases of available-for-sale securities ...............................................     (10,189)      (5,731)     (17,239)
   Proceeds from maturities of held-to-maturity securities ..................................       3,805        4,501        4,859
   Proceeds from sales of available-for-sale securities .....................................      10,747       10,549        6,333
   Proceeds from real estate held for investment ............................................          71           15           13
   Proceeds from sales and maturities of short-term investments .............................       1,161          234        1,051
   Receipts from repayment of loans, net ....................................................          (1)         188           59
   Purchase of property and equipment .......................................................        (230)        (110)        (210)
   Proceeds from sale of property and equipment .............................................          36           18           33
                                                                                                   ------        -----       ------
                                 Net cash provided by (used for) investing activities .......       1,641        4,783       (5,101)

Cash flows from financing activities:
   Proceeds from short-term notes payable ...................................................        --          3,100         --
   Payments on short-term notes payable .....................................................        (332)         (96)        --
   (Decrease) in other policyholder funds ...................................................        (109)         (94)        (113)
   Dividends paid ...........................................................................      (1,664)      (1,712)      (1,623)
   Purchase (sale) of treasury stock ........................................................          60       (3,251)         (98)
   Increase (decrease) in checks outstanding in excess of bank balances .....................         136         (414)        (326)
                                                                                                   ------       ------       ------
                                               Net cash used for financing activities .......      (1,909)      (2,467)      (2,160)

                                                                 Net increase in cash .......         600          419          217

Cash at beginning of year ...................................................................         783          364          147
                                                                                                   ------       ------       ------
Cash at end of year .........................................................................    $  1,383     $    783     $    364
                                                                                                   ======       ======       ======
Cash paid during the year for:
   Interest .................................................................................    $    296     $     91     $     14
                                                                                                   ======       ======       ======
   Income taxes .............................................................................    $    630     $     97     $    440
                                                                                                   ======       ======       ======




See accompanying notes to consolidate financial statements.

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

The fair values of cash, cash equivalents, short-term investments and balances due on accounts from agents, reinsurers and others approximate their carrying amounts as reflected in the consolidated balance sheets due to their short-term availability or maturity.

The fair values of debt and equity securities have been determined using values supplied by independent pricing services and are disclosed together with carrying amounts in Note 3.

The fair value of the mortgage loan portfolio was approximately equal to the carrying amount of $112,000 on December 31, 1999 and $135,000 on December 31, 1998.

As of December 31, 1999 and 1998, the fair value of policy loans approximated their carrying amount of $669,000 and $645,000, respectively.

The fair value of other policyholder funds on deposit is estimated to approximate carrying amount of $1,526,000 on December 31, 1999 and $1,635,000 on December 31, 1998.

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

                        THE NATIONAL SECURITY GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES: - CONTINUED

Deferred Policy Acquisition Costs - Continued

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

Policy Liabilities

The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

          Years of Issue                                Interest Rate
            1947 - 1968                                       4%
            1969 - 1978                                 6% graded to 5%
            1979 - 1999                                 7% graded to 6%

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

Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding was 2,055,811 in 1999, 2,228,940 in 1998 and 2,316,953 in 1997.

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

                        THE NATIONAL SECURITY GROUP, INC.

              NOTE TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES: - CONTINUED

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

Effective January 1, 1998 the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires additional information on changes in benefit obligations and fair values of plan assets. SFAS No. 132 is effective for annual financial statements for periods beginning after December 15, 1997. Restatement of disclosures for previous periods is also required. The adoption of SFAS No. 132 did not have a material impact on the financial statements of the Company.

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

Statutory  net  gains  from  operations  and  capital  and  surplus,   excluding
intercompany transactions, are summarized as follows:

                                                                        (Dollars in thousands)
                                                                        Year Ended December 31,
                                                                      1999       1998      1997

Net gain from operations:
NSIC - including realized capital gains of $813, $658 and $651,
  respectively                                                       $2,089     $2,103     $1,755
                                                                     ======     ======     ======
NSFC - including realized capital gains of $684, $3,163 and
  $1,988 respectively                                                $1,703     $  657     $2,258
                                                                     ======     ======     ======
OMEGA - including realized capital gains of $480, $504, and
  $471, respectively                                                 $  231     $(1,420)  $(1,529)
                                                                     ======     ======     ======
Statutory capital and surplus:
NSIC - including AVR of $2,639, $2,458 and $2,540,
  respectively                                                      $15,202    $14,505    $10,526
                                                                     ======     ======     ======
NSFC                                                                $23,443    $25,072    $26,359
                                                                     ======     ======     ======
OMEGA                                                               $ 3,182    $ 3,210    $ 4,367
                                                                     ======     ======     ======



The above amounts exclude allocation of overhead from the Company. NSIC, NSFC and OMEGA are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 3 - INVESTMENT SECURITIES:
     The amortized cost and aggregate fair values of investments in securities are as follows:

                                                                                            (Dollars in thousands)
                                                                                               December 31, 1999
                                                                        -----------------------------------------------------------
                                                                        -----------------------------------------------------------
                                                                                             Gross      Gross
                                                                               Amortized   Unrealized  Unrealized   Fair
                                                                                  Cost       Gains      Losses      Value
Available-for-sale securities:
   Corporate debt securities ................................................    $ 8,735    $    10    $  (751)    $ 7,994
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies ..............................     14,330          2       (390)     13,942
   Equity securities ........................................................     12,683     15,950       (957)     27,676

                                                               Total ........    $35,748    $15,962    $(2,098)    $49,612

Held-to-maturity securities:
   Corporate debt securities ................................................    $11,418    $    20    $  (220)    $11,218
   Obligations of states and political subdivisions .........................      4,297        246       (120)      4,423
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies ..............................     15,196          8        (71)     15,133

                                                               Total ........    $30,911    $   274    $  (411)    $30,774

                                                                                               (Dollars in thousands)
                                                                                                  December 31, 1998
                                                                        -----------------------------------------------------------
                                                                        -----------------------------------------------------------
                                                                                              Gross      Gross
                                                                                 Amortized  Unrealized  Unrealized   Fair
                                                                                   Cost        Gains     Losses      Value
Available-for-sale securities:
   Corporate debt securities ................................................    $ 5,288    $   155    $  (316)    $ 5,127
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies ..............................     15,027        186         (3)     15,210
   Equity securities ........................................................     13,860     17,490       (452)     30,898

                                                               Total ........    $34,175    $17,831    $  (771)    $51,235

Held-to-maturity securities:
   Corporate debt securities ................................................    $13,213    $   517    $  --       $13,730
   Obligations of states and political subdivisions .........................      3,583        463       --         4,046
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies ..............................     14,011         48       --        14,059

                                                               Total ........    $30,807    $ 1,028    $  --        $1,835




                          THE NATIONAL SECURITY GROUP, INC.

NOTE 3 - INVESTMENT SECURITIES: - CONTINUED

The amoritzed cost and aggregate fair value of debt securities at December 31, 1999, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                        (Dollars in Thousands)
                                                                                      -----------------------
                                                                                      -----------------------
                                                                                         Amortized   Fair
Available-for-sale securities:                                                              Cost     Value
   Due in one year or less ...........................................................   $   400   $   400
   Due after one year through five years .............................................     4,468     4,368
   Due after five years through ten years ............................................    11,911    11,529
   Due after ten years ...............................................................     6,286     5,638
                                                                                          -------   -------
                                                                                 Total   $23,065   $21,935

Held-to-maturity securities:
   Due in one year or less ...........................................................   $ 1,040   $ 1,049
   Due after one year through five years .............................................     9,461     9,412
   Due after five years through ten years ............................................     8,560     8,534
   Due after ten years ...............................................................    11,850    11,779
                                                                                         -------   -------
                                                                                 Total   $30,911   $30,774


Gross gains of $2,041,304 and 4,009,429 and gross losses of $30,319 and $5,884 for 1999 and 1998, respectively, were realized on sales of available-for-sale securities.

NOTE 4 - NET INVESTMENT INCOME:
Major categories of investment income are summarized as follows:
                                                     (Dollars in thousands)
                                                     Year ended December 31,
                                                 ------------------------------
                                                 ------------------------------
                                                   1999      1998        1997


Fixed maturities ..............................   $ 3,567    $ 3,503    $ 3,334
Equity securities .............................       630        682        654
Mortgage loans on real estate .................         9         17         29
Investment real estate ........................        18         18         18
Policy loans ..................................        33         38         37
Other, principally short-term investments .....       129        136        222

                                                    4,386      4,394      4,294
                                                    ------    ------      ------
Less: Investment expenses .....................       (32)       (43)       (90)
                                                    ------    ------      ------
Net investment income .........................   $ 4,354    $ 4,351    $ 4,204
                                                    ======    ======      ======

An analysis of investment gains follows:
                                                       Year ended December 31,
                                                    1999       1998       1997
Net realized investment gains (losses):
   Fixed maturities ...........................   $   (16)   $    53    $    66
   Other, principally equity securities .......     1,967      4,064      2,654
                                                    ------    ------      ------
                                                  $ 1,951    $ 4,117    $ 2,720
                                                    ======    ======      ======

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 4 - NET INVESTMENT INCOME: - CONTINUED

An analysis of the net increase (decrease) in unrealized appreciation on available-for-sale securities follows:

                                                                                                 Year ended December 31,
                                                                                          --------------------------------------
                                                                                          --------------------------------------
                                                                                               1999            1998          1997

Net increase (decrease) in unrealized appreciation on available-for-
   sale securities before deferred tax .......................................              $(3,196)           $(502)       $ 6,266
Deferred income tax ..........................................................                  965              151         (1,711)
                                                                                              ------           ------       ------
Net increase (decrease) in unrealized appreciation on available-for-
   sale securities ...........................................................              $(2,231)           $(351)       $ 4,555

NOTE 5 - INCOME TAXES:

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reasons for these differences and the approximate tax effects are as follows:

                                                                                                 Year ended December 31,
                                                                                          --------------------------------------
                                                                                          --------------------------------------
                                                                                        1999                1998             1997

Federal income tax rate applied to pre-tax income .........................           $ 1,535            $   376            $ 1,142
Dividends received deduction and tax-exempt interest ......................              (198)              (174)              (239)
Other, net ................................................................              (167)               (54)              (134)
Small life insurance company deduction ....................................              (410)              (440)              (407)
Alternative minimum tax effect ............................................              --                  468               --

Federal income tax expense ................................................           $   760            $   176            $   362


Net deferred tax liabilties are determined based on the estimated future tax effects of differences between the financial statements and tax bases of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:


                                                                                                      (Dollars in Thousands)
                                                                                                 ----------------------------------
                                                                                                 ----------------------------------
                                                                                               December 31,             December 31,
                                                                                                  1999                      1998
                                                                                                 ----------                ---------
                                                                                                 ----------                ---------

Deferred policy acquisition costs ..................................................                $(1,453)                $(1,412)
Policy liabilities .................................................................                    488                     463
Unearned premiums ..................................................................                    327                     440
Claim liabilities ..................................................................                    548                     569
General insurance expenses .........................................................                    711                     710
Unrealized gains on securities available-for-sale ..................................                 (3,950)                 (4,915)
Alternative minimum tax credit carryforward ........................................                    314                    --

Net deferred tax liabilities .......................................................                $(3,015)                $(4,145)



                  THE NATIONAL SECURITY GROUP, INC.

NOTE 5 - INCOME TAXES: - CONTINUED

The approximate income tax effects of changes in temporary differences are as follows:
                                                Year ended December 31,
                                                ----------------------
                                                ----------------------
                                               1999     1998     1997

Deferred policy acquisition costs ..........  $   41    $ (22)   $  70
Policy liabilities .........................     (25)      56       (3)
Unearned premiums ..........................     113        2       (2)
General insurance expenses .................      (1)     222     (349)
Claim liabilities ..........................      21      (39)    (202)
Alternative minimum tax credit carryforward     (314)    --       --
                                               ------ --------   -------
                                               $(165) $    219    $(486)
                                               ====== ========   =======

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus". The aggregate balance in this account, $3,720,000 at December 31, 1999, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred income tax liability not recognized is approximately $1,270,000 at December 31, 1999.

NOTE 6 - REINSURANCE:
NSFC and NSIC are involved in transactions in which another insurance company assumes some of the risk originally undertaken by NSFC and NSIC. Reinsurance contracts do not relieve NSIC and NSFC from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to NSIC and NSFC. NSIC and NSFC evaluate the financial conditions of their reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvencies. At December 31, 1999, reinsurance receivables with a carrying value of $435,000 and prepaid reinsurance premiums of $257,000 were associated with a single reinsurer.

The effect of reinsurance on premiums written and earned is as follows:


                                    (Dollars in Thousands)
                                            1999
                       ----------------------------------------------------
                       ----------------------------------------------------
                                  NSIC                       NSFC
                       ----------------------- ----------------------------
                       ----------------------- ----------------------------
                        Written       Earned      Written         Earned

Direct ...........       $4,047      $  4,300      $ 21,421      $ 23,078
Assumed ..........         --            --            --            --
Ceded ............          (49)          (49)       (1,385)       (1,393)
                         ------       -------      --------      --------
Net ..............       $3,998      $  4,251      $ 20,036      $ 21,685
                         ======       ======       ========      ========

                        THE NATIONAL SECURITY GROUP, INC.

NOTE 6 - REINSURANCE: - CONTINUED

                                    (Dollars in Thousands)
                                            1998
                       ----------------------------------------------------
                       ----------------------------------------------------
                                  NSIC                       NSFC
                       ----------------------- ----------------------------
                       ----------------------- ----------------------------
                        Written       Earned      Written         Earned

Direct ...........       $3,886      $  3,892      $ 26,085      $ 26,194
Assumed ..........         --            --            --            --
Ceded ............          (55)          (55)       (1,503)       (1,580)
                         ------       -------      --------      --------
Net ..............       $3,831      $  3,837      $ 24,582      $ 24,614
                         ======       ======       ========      ========


NSFC also reinsures certain portions of insurance risk which exceed various retention limits. Claim liabilities for NSFC are stated after a deduction for reinsurance ceded to other companies totaling $4,106,000 at December 31, 1999. Reinsurance recoveries for claims and claim settlement expense were $530,000 during 1999.

NOTE 7 - EMPLOYEE BENEFIT PLAN:

In 1989, the Company and its subsidiaries established a retirement savings plan and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees who have completed one year of service at January 1 or July 1 are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Contributions for 1999, 1998, and 1997 amounted to $161,000, $61,000, and $170,000, respectively. Contributions are at the Board of Directors' discretion subject to governmental limitations.

In 1987, the Company established a deferred compensation plan for its Board of Directors. The Board members have an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award. Costs of the deferred compensation plan for 1999, 1998, and 1997 amounted to approximately $48,490, $90,300, and $228,525, respectively.

NOTE 8 - REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS:

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 1999, NSIC's retained earnings unrestricted for the payment of dividends in 2000 amounted to $1,553,247. NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. As a result, dividends from NSFC to the Company are limited to $2,344,286 in 2000.

Securities with market values of $3,060,389 and $3,296,573, at December 31, 1999 and 1998, respectively, were deposited with various states pursuant to statutory requirements.

                        THE NATIONAL SECURITY GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 8 - REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS: - CONTINUED

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

NOTE 10 - INDUSTRY SEGMENTS:

The Company and its subsidiaries operate primarily in the insurance industry. Premium revenues and operating income by industry segment for the years ended December 31, 1999, 1998 and 1997 are summarized below:

                        THE NATIONAL SECURITY GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 10 - INDUSTRY SEGMENTS: - CONTINUED

                                                     (Dollars in thousands)
                                                     Year ended December 31,
                                                       1999     1998     1997
                                                      -----    ------   ------
Premium Revenues:
  Individual life and accident and health insurance  $ 4,251   $ 3,837   $ 3,991
  Property and casualty insurance                     21,685    24,614    27,165
                                                      ------    ------    ------
                                                     $25,936   $28,451   $31,156
                                                      ======   ======     ======

Income (loss) before income taxes:
  Individual life and accident and health insurance   $2,556   $2,489   $2,171
  Property and casualty insurance                      2,365   (1,000)   1,572
  Other                                                 (110)    (140)    (272)
                                                      ------   ------   ------
                                                       4,811    1,349    3,471
                                                        (295)    (243)    (111)
                                                       ------   ------   ------
  Interest expense                                    $4,516   $1,106   $3,360
                                                       ======   ======   ======

Assets
  Individual life and accident and health insurance  $41,323  $41,935  $39,569
  Property and casualty insurance                     56,714   61,842   67,286
  Other                                                   68      196      103
                                                      ------   ------   ------
                                                     $98,105 $103,973 $106,958
                                                      ======   ======   ======

Amortization of deferred policy acquisition costs and
  depreciation expense:
    Individual life and accident and health insurance $ (252)  $ 450   $   319
    Property and casualty Insurance                    1,615   1,599     1,339
                                                      ------  ------    ------
                                                      $1,363  $2,049   $ 1,658
                                                      ======  ======    ======

  Capital expenditures are not material, and consequently, are not reported


NOTE 11 - CONTINGENCIES:

The Company and its subsidiaries are parties to litigation related to the conduct of their insurance operations. These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongfull or fraudulent acts of agents of the Company's subsidiaries, and miscellaneous other causes of action. Most of these lawsuits include claims for punitive damages in addition to other specified relief.

National Security Fire & Casualty Company, a subsidiary of the Company, was named as a defendant in a purported class action filed in Lee County, Alabama. On January 4, 2000 the Circuit Court of Lee County preliminarily approved a consent settlement to this action and a settlement is expected to be finalized by mid-year of 2000. A provision for this settlement is reflected in the accompanying financial statements.

                        THE NATIONAL SECURITY GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 11 - CONTINGENCIES: - CONTINUED

The company establishes and maintains reserves against contingent liabilities in accordance with anticipated losses. In many instances, however, it is not feasible to predict the ultimate outcome with any degree of accuracy. While a resolution of these matters may significantly impact consolidated earnings and the Company's consolidated financial position, it remains management's opinion, based on information presently available, that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial position.

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

NOTE 12 - CONCENTRATION OF CREDIT RISK:

The Company maintains its cash accounts primarily with banks located in Alabama. The total cash balances are insured by the FDIC up to $100,000 per bank. The Company had cash balances on deposit with Alabama banks at December 31, 1999 that exceeded the balance insured by the FDIC in the amount of $817,375.

NOTE 13 - NOTES PAYABLE:

At December 31, 1999 and 1998, notes payable totaling $2,672,419 and $3,004,402, respectively, consisted of unsecured notes payable, bearing interest rates from 7% to 8%, due 2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
and Shareholders of

The National Security Group, Inc.


We have audited in accordance with generally accepted auditing standards, the financial statements of The National Security Group, Inc. as of December 31, 1999 and 1998 and for the years then ended included in this Form 10-K, and have issued our report thereon dated February 18, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules as of December 31, 1999 and 1998 and for the years then ended have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Birmingham, Alabama
February 18, 2000

                                      Dudley, Hopton-Jones, Sims & Freeman PLLP

                        THE NATIONAL SECURITY GROUP, INC.
                SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)



                                                December 31, 1999           December 31, 1998
                                              -------------------------  -------------------------

                                                             Amount per                 Amount per
                                             Original  Fair    Balance  Original  Fair    Balance
                                               Cost    Value    Sheet     Cost    Value    Sheet
                                              ------   ------   -----    -----    ------  -------
Securities Held to Maturity:

United States government ..................   14,421   14,433   14,425   14,008   14,059   14,011
States, municipalities and
   political subdivisions .................    4,983    5,122    5,068    3,509    4,046    3,583
Public Utilities ..........................    1,721    1,637    1,731    2,457    2,520    2,484
Industrial and Miscellaneous ..............    9,572    9,580    9,687   10,617   11,210   10,729
                                              ------   ------   ------   ------   ------   ------
Total Securities Held to Maturity .........   30,697   30,772   30,911   30,591   31,835   30,807
                                              ------   ------   ------   ------   ------   ------

Securities Available for Sale:

Equity Securities:
Public utilities ..........................    2,367    4,738    4,738    2,405    4,563    4,563
Banks and insurance companies .............    1,952    5,104    5,104    1,742    5,580    5,580
Industrial and all other ..................    8,479   17,834   17,834    9,713   20,755   20,755
                                              ------   ------   ------   ------   ------   ------
Total equity securities ...................   12,798   27,676   27,676   13,860   30,898   30,898
                                              ------   ------   ------   ------   ------   ------

Debt Securities:
United States government ..................   12,904   12,610   12,610   13,827   13,983   13,983
States, municipalities and
   political subdivisions .................    1,425    1,331    1,331    1,200    1,227    1,227
Public Utilities ..........................      400      400      400      396      408      408
Industrial and Miscellaneous ..............    8,335    7,594    7,594    4,892    4,719    4,719
                                              ------   ------   ------   ------   ------   ------
Total Debt Securities .....................   23,064   21,935   21,935   20,315   20,337   20,337
                                              ------   ------   ------   ------   ------   ------

Total Available for Sale ..................   35,862   49,611   49,611   34,175   51,235   51,235
                                              ------   ------   ------   ------   ------   ------

Total Securities ..........................   66,559   80,383   80,522   65,040   83,070   82,042
Mortgage loans on real estate .............      112               112      320               320
Investment real estate ....................    1,557             1,557    1,645             1,645
Policy loans ..............................      669               669      648               648
Short term investments ....................    2,129             2,129    3,924             3,924
                                              ------            ------   ------            ------
                    Total investments .....   71,026            84,989   71,577            88,579
                                              ======            ======   ======            ======

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                  December 31,
                                                              ------------------
                                                               1999        1998
                                                              -----       ------
Assets
     Cash ..............................................     $    68     $   119
     Investment in subsidiaries (equity method)
       eliminated upon consolidation ...................      44,904      45,367
     Other assets ......................................         390         357
                                                             -------     -------

        Total Assets ...................................     $45,362     $45,843
                                                             =======     =======

Liabilities and Shareholders' Equity
     Accrued general expenses ..........................     $   802     $   871
       Notes Payable ...................................       2,672       3,004
                                                             -------     -------

     Total Liabilities .................................       3,474       3,875
                                                             -------     -------

     Total Shareholders' Equity ........................     $41,888     $41,968
                                                             -------     -------

     Total Liabilities and Shareholders' Equity ........     $45,362     $45,843
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

See  accompanying  "Notes to Condensed  Financial  Information  of
Registrant"

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                         For the Years Ended December 31,
                                                         --------------------------------
                                                             1999       1998       1997
                                                            -------    -------    -------
Income
    From subsidiaries-eliminated upon consolidation
    Dividends ...........................................   $ 2,300    $ 2,000    $ 1,850
                                                            -------    -------    -------

Expenses
       State taxes ......................................        26         26         26
    Other expenses ......................................       304        113        246
                                                            -------    -------    -------
                                                                330        139        272
                                                            -------    -------    -------
Income before income taxes and equity in
    undistributed earnings of subsidiaries ..............     1,970      1,861      1,578
Income tax benefit ......................................       (17)       (73)      (109)
                                                            -------    -------    -------

Income before equity in undistributed earnings
    of subsidiaries .....................................     1,987      1,934      1,687
Equity in undistributed (losses) earnings of subsidiaries     1,769     (1,004)     1,311
                                                            -------    -------    -------

        Net Income ......................................   $ 3,756    $   930    $ 2,998
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

See accompanying "Notes to Condensed Financial Information of Registrant"

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                           For the Years Ended December 31,
                                                           --------------------------------
                                                             1999        1998       1997
                                                            -------    -------    -------
Cash flows from operating activities:
Net income ..............................................   $ 3,756    $   930    $ 2,998
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in undistributed loss (income) of subsidiaries    (1,769)     1,004     (1,311)
    Decrease (Increase) in other assets .................       (33)        23        (62)
         (Decrease) Increase in other liabilities .......       (69)       (45)       107
                                                            -------    -------    -------
                           Net cash provided by
                           operating activities .........     1,885      1,912      1,732
                                                            -------    -------    -------

Cash flows from financing activities:
Proceeds from notes payable .............................         0      3,100          0
Payments on notes payable ...............................      (332)       (96)         0
Purchase of treasury stock ..............................        60     (3,251)       (98)
Cash dividends ..........................................    (1,664)    (1,713)    (1,622)
                                                            -------    -------    -------
                               Net cash used in
                           financing activities .........    (1,936)    (1,960)    (1,720)
                                                            -------    -------    -------

Net increase in cash and cash equivalents ...............       (51)       (48)        12

Cash and due from banks at beginning of year ............       119        167        155
                                                            -------    -------    -------

Cash and due from banks at end of year ..................   $    68    $   119    $   167
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

Note 2-Cash Dividends from Subsidiaries

     Dividends of $2.3 million in 1999, $2 million in 1998 and $1.85 million in 1997 were paid to the Registrant by its subsidiaries.

                        THE NATIONAL SECURITY GROUP, INC.
         SCHEDULE V. SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
                             (Amounts in thousands)

                                                                                                                       Policy Claims
                                                                        Deferred          Future                         and Other
                                                                       Acquisition        Policy           Unearned      Benefits
                                                                          Costs           Benefits         Premiums       Payable
                                                                       ----------         --------         --------       --------
At December 31, 1999:
         Life and accident and health insurance ................          $ 2,881          $18,987          $     0          $   394
         Property and casualty insurance .......................            1,392                0            7,088           18,471
                                                                          -------          -------          -------          -------
         Total .................................................          $ 4,273          $18,987          $ 7,088          $18,865
                                                                          =======          =======          =======          =======

At December 31, 1998:
         Life and accident and health insurance ................          $ 2,588          $18,833          $     0          $   347
         Property and casualty insurance .......................            1,566                0            8,745           21,528
                                                                          -------          -------          -------          -------
         Total .................................................          $ 4,154          $18,833          $ 8,745          $21,875
                                                                          =======          =======          =======          =======

At December 31, 1997:
         Life and accident and health insurance ................          $ 2,659          $18,667          $     0          $   386
         Property and casualty insurance .......................            1,557                0            8,853           21,860
                                                                          -------          -------          -------          -------
         Total .................................................          $ 4,216          $18,667          $ 8,853          $22,246
                                                                          =======          =======          =======          =======

                                                                                              Commissions,
                                                                                  Benefits,   Amortization  General
                                                                                   Claims,    of Deferred   Expenses,
                                                   Net                            Losses and    Policy       Taxes,
                                                  Premium    Investment  Other     Settlement Acquisition   Licenses  Premiums
                                                  Revenue     Income     Income     Expenses    Costs       and Fees   Written
                                                  --------   --------    -------   --------    -------      -------   --------
For the year ended December 31, 1999:
  Life and accident and health insurance ......    $ 4,252    $ 2,124    $     2    $ 2,404    $   593      $ 1,895    $ 3,998
  Property and casualty insurance .............     21,685      2,230        383     14,871      4,172        3,845     20,036
  Other .......................................          0          0          0          0          0          330          0
                                                   -------    -------    -------    -------    -------      -------    -------
  Total .......................................    $25,937    $ 4,354    $   385    $17,275    $ 4,765      $ 6,070    $24,034
                                                   =======    =======    =======    =======    =======      =======    =======

For the year ended December 31, 1998:
  Life and accident and health insurance ......    $ 3,837    $ 2,018    $     4    $ 2,130    $ 1,104      $ 1,736    $ 3,831
  Property and casualty insurance .............     24,614      2,333        381     20,750      4,516        5,816     24,582
  Other .......................................          0          0          0          0          0          146          0
                                                   -------    -------    -------    -------    -------      -------    -------
  Total .......................................    $28,451    $ 4,351    $   385    $22,880    $ 5,620      $ 7,698    $28,413
                                                   =======    =======    =======    =======    =======      =======    =======

For the year ended December 31, 1997:
  Life and accident and health insurance ......    $ 3,991    $ 2,048    $     3    $ 2,106    $ 1,087      $ 2,089    $ 4,070
  Property and casualty insurance .............     27,165      2,156        692     20,889      4,735        4,290     27,185
  Other .......................................          0          0          0          0          0          219          0
                                                   -------    -------    -------    -------    -------      -------    -------
  Total .......................................    $31,156    $ 4,204    $   695    $22,995    $ 5,822      $ 6,598    $31,255
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

                        THE NATIONAL SECURITY GROUP, INC.
                     SCHEDULE VI. REINSURANCE (CONSOLIDATED)
                             (Amounts in thousands)

                                                                                                                          Percentage
                                                                                      Ceded         Assumed                of Amount
                                                                        Gross        to Other      from Other      Net      Assumed
                                                                        Amount      Companies      Companies      Amount     to Net
                                                                      ----------    ----------     ---------     --------    ------

For the year ended December 31, 1999:
Life insurance in force ..........................................    $146,096      $  5,449      $      0      $140,647        0.0%
                                                                        ========      ========      ========      ========      ===

Premiums:
         Life insurance and accident and health insurance ........    $  4,202      $     49      $      0      $  4,153        0.0%
         Property and casualty insurance .........................      23,078         1,393             0        21,685        0.0%
                                                                        --------      --------      --------      --------      ---

         Total premiums ..........................................    $ 27,280      $  1,442      $      0      $ 25,838        0.0%
                                                                        ========      ========      ========      ========      ===

For the year ended December 31, 1998:
Life insurance in force ..........................................    $137,785      $  5,782      $      0      $132,003        0.0%
                                                                        ========      ========      ========      ========      ===

Premiums:
         Life insurance and accident and health insurance ........    $  3,892      $     55      $      0      $  3,837        0.0%
         Property and casualty insurance .........................      26,194         1,580             0        24,614        0.0%
                                                                        --------      --------      --------      --------      ---

         Total premiums ..........................................    $ 30,086      $  1,635      $      0      $ 28,451        0.0%
                                                                        ========      ========      ========      ========      ===



For the year ended December 31, 1997:
Life insurance in force ..........................................    $138,059      $  6,332      $      0      $131,727        0.0%
                                                                        ========      ========      ========      ========      ===

Premiums:
         Life insurance and accident and health insurance ........    $  4,039      $     48      $      0      $  3,991        0.0%
         Property and casualty insurance .........................      30,815         3,650             0        27,165        0.0%
                                                                        --------      --------      --------      --------      ---

         Total premiums ..........................................    $ 34,854      $  3,698      $      0      $ 31,156        0.0%
                                                                        ========      ========      ========      ========      ===





Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Officers of the Registrant

         The information contained on pages 2-4 of The National Security Group's Proxy Statement dated March 20, 2000, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

         The information contained on pages 7 and 8 of The National Security Group's Proxy Statement dated March 20, 2000, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information contained on page 9 of The National Security Group's Proxy Statement dated March 20, 2000, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to this item.

Item 13.  Certain Relationships and Related Transactions

         The information contained on pages 6 and 7 of The National Security Group's Proxy Statement dated March 20, 2000, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                     PART IV




Item 14.    Exhibits, financial statement schedules, and reports on Form 8-K

a.  The following documents are filed as part of this report:             Page #

    Report of Independent Certified Public Accountants                        19

    Consolidated Statements of Income--
      Years Ended December 31, 1999, 1998, and 1997                           20

    Consolidated Balance Sheets--December 31, 1999 and 1998                   21

    Consolidated Statements of Shareholders' Equity--
      Years Ended December 31, 1999, 1998, and 1997                           22

    Consolidated Statements of Cash Flows--
      Years Ended December 31, 1999, 1998, and 1997                           23

    Notes To Consolidated Financial Statements--December 31, 1999             24

    Schedule I. Summary Of Investments--December 31, 1999 and 1998            38

    Schedule III. Condensed Financial Information of Registrant--
       December 31, 1999 and 1998                                             39

    Schedule V. Supplementary Insurance Information--
      December 31, 1999, 1998, and 1997                                       43

    Schedule VI. Reinsurance--
      Years Ended December 31, 1998, 1998, and 1997                           44

All other Schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

b.    Reports on Form 8-K

Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 3, 1999.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE NATIONAL SECURITY GROUP, INC.

/s/ M.L. Murdock                                /s/ W.L. Brunson, Jr.
-----------------------                         --------------------------------
M.L. Murdock                                    W.L. Brunson, Jr.
Senior Vice President,
Chief Financial Officer,                        President, Chief Executive
Treasurer and Director                          Officer and Director


Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. On February 18, 2000.

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

/s/ William L. Brunson, Jr.                                /s/ Jack E. Brunson