Form 10-Q
period 2000-03-31
NATIONAL SECURITY GROUP INC
filed 2000-05-16
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to


                         Commission File Number: 0-18649

                        THE NATIONAL SECURITY GROUP, INC.

             (Exact name of registrant as specified in its charter)

        Delaware                               63-1020300

(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)


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

Yes (X) No ( )


    Number of Shares of Common Stock outstanding as of May 1, 2000: 2,055,811

                        Exhibit index is located on page 15.

                               Page 1 of 15 pages

                        THE NATIONAL SECURITY GROUP, INC.

                                      INDEX
                                                                        Page No.

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements
          (Consolidated Condensed Unaudited)

Consolidated  Statements of Income ....................................    3
Consolidated Balance Sheets ...........................................    4
Consolidated Statements of Shareholders' Equity .......................    5
Consolidated Statements of Cash Flows .................................    6
Notes to Financial Statements .........................................    7
Independent Accountants' Report .......................................    9

  Item 2

Management's Discussion and Analysis of Financial Condition and Results
     of Operations ....................................................   10

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ...........................   13

SIGNATURE .............................................................   14

EXHIBIT INDEX .........................................................   15

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                                  Three Months
                                                                 Ended March 31

                                                                 2000      1999
                                                                 ----      ----

Revenues

Net insurance premiums earned ................................   $5,776   $6,871
Net investment income ........................................    1,055    1,085
Realized investment gains ....................................      949      667
Other income .................................................       88      121
                                                                 ------   ------

  Total revenues .............................................    7,868    8,744
                                                                 ------   ------

Benefits and Expenses

Policyholder benefits and settlement expenses ................    3,763    5,447
Policy acquisition costs .....................................    1,138    1,458
General insurance expenses ...................................    1,356      968
Insurance taxes, licenses and fees ...........................      251      320
                                                                 ------   ------

   Total benefits and expenses ...............................    6,508    8,193
                                                                 ------   ------


Income Before Income Taxes and Cumulative Effect Adjustment ..    1,360      551
Income Taxes (Current and deferred) ..........................      249       84
                                                                 ------   ------
Net Income ...................................................   $1,111   $  467
                                                                 ======   ======

Earnings per share ...........................................   $ 0.54   $ 0.23
                                                                 ======   ======

Dividends Declared per Share .................................   $ 0.21   $ 0.20
                                                                 ======   ======








The Notes to Financial Statements are an integral part of these unaudited financial statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

                                                                  As of        As of
                                                                 March 31,   December 31,
                                                                   2000         1999
                                                                   ----         ----
Assets                                                          (Unaudited)
Investments:
   Debt Securities held-to-maturity at amortized cost
       (estimated fair value: 2000 - $30,480; 1999 - 30,774) .   $ 30,668    $ 30,911
   Debt Securities available-for-sale, at estimated fair value
       (cost: 2000 - 25,114;  1999 - 23,065) .................     24,030      21,936
   Equity Securities, at market
       (cost: 2000 - $13,953; 1999 - $12,683) ................     25,876      27,676
   Mortgage loans ............................................        101         112
   Investment real estate, at cost ...........................      1,566       1,557
   Policy loans ..............................................        664         669
                                                                 --------    --------
     Total investments .......................................     82,905      82,861
                                                                 --------    --------
Cash and cash equivalents ....................................        774       3,512
Accrued investment income ....................................        810         830
Reinsurance recoverable ......................................      4,808       4,687
Deferred policy acquisition costs ............................      4,284       4,273
Prepaid reinsurance premiums .................................        170         257
Other assets .................................................      1,889       1,685
                                                                 --------    --------
   Total assets ..............................................   $ 95,640    $ 98,105
                                                                 ========    ========

Liabilities

   Policy reserves ...........................................   $ 19,055    $ 18,987
   Claim reserves ............................................     18,448      18,864
   Unearned premiums .........................................      6,798       7,088
   Other policyholder funds ..................................      1,502       1,526
   Notes payable .............................................      2,610       2,672
   Accrued Income Taxes ......................................        252          53
   Deferred income tax .......................................      2,566       3,014
   Other liabilities .........................................      2,510       4,013
                                                                 --------    --------
      Total liabilities ......................................   $ 53,741    $ 56,217
                                                                 --------    --------

Shareholders' Equity

Common stock, $1 par value, 2,339,848 shares issued ..........      2,340       2,340
   Additional paid in capital ................................         17          17
Accumulated comprehensive income:
     Net unrealized appreciation on investment securities ....      9,247       9,915
Retained earnings ............................................     33,876      33,197
Treasury stock, at cost (284,037 shares) .....................     (3,581)     (3,581)
                                                                 --------    --------
   Total shareholders' equity ................................     41,899      41,888
                                                                 --------    --------

   Total liabilities and shareholder's equity ................   $ 95,640    $ 98,105
                                                                 ========    ========

Shareholders' Equity per Share ...............................      20.38       20.37
                                                                 ========    ========

The Notes to Financial Statements are an integral part of these unaudited financial statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

                                                                   Accumulated
                                                                      Other
                                                         Retained  Comprehensive  Common   Paid-in    Treasury
                                              Total      Earnings     Income       Stock   Capital     Stock

Balance at December 31, 1998 .............   $ 41,968    $ 31,106    $ 12,146   $  2,340   $     17   $ (3,641)

Comprehensive Income

    Net Income for 1999 ..................      3,756       3,756
   Other comprehensive income(net of tax)
        Unrealized loss on securities, net
        of reclassification adjustment ...     (2,231)                (2,231)
                                             --------

Total Comprehensive Income ...............      1,525
                                             --------

Cash dividends ($.81 per share) ..........     (1,665)     (1,665)

Treasury stock sold ......................         60                                                      60
                                             --------    --------    --------   --------   --------   --------

Balance at December 31, 1999 .............   $ 41,888    $ 33,197    $  9,915   $  2,340   $     17   $ (3,581)

Comprehensive Income

   Net Income for quarter ended 3/31/2000       1,111       1,111
   Other comprehensive income(net of tax)
        Unrealized loss on securities, net
        of reclassification adjustment ...       (668)                   (668)
                                             --------

Total Comprehensive Income ...............        443
                                             --------

Cash dividends ($.21 per share) ..........     ( 432)     (  432)


Balance at March 31, 2000 (Unaudited) ....   $ 41,899    $ 33,876    $  9,247   $  2,340   $     17   $ (3,581)
                                             ========    ========    ========   ========   ========   ========










The Notes to the Financial Statements are an integral part of these unaudited financial statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)                                                  Three Months
                                                               Ended March 31
                                                               2000        1999
                                                              -----        ----
Cash Flows from Operating Activities

  Income from continuing operations ......................   $ 1,111    $   467
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income ............................        18        (43)
    Reinsurance receivables ..............................      (121)       382
    Deferred Policy acquisition costs ....................       (11)       (39)
  Income Taxes ...........................................      (249)      (721)
    Depreciation expense .................................        33         25
    Policy liabilities and claims ........................      (638)      (509)
    Other, net ...........................................    (1,563)    (1,678)
                                                             -------    -------
      Net cash (used) provided by operating activities ...    (1,420)    (2,116)
                                                             -------    -------

Cash Flows from Investing Activities

     Cost of investments acquired ........................    (3,224)    (4,858)
     Sale and maturity of investments ....................     2,512      5,302
     Purchase of property and equipment ..................       (88)       (80)
     Proceeds from disposal of property and equipment ....         0          0
     Other, net ..........................................         0          0
                                                             -------    -------
       Net cash provided (used) in investing activities ..      (800)       364
                                                             -------    -------

Cash Flows from Financing Activities

     Increase in other policyholder funds ................       (24)       (29)
     Payments on notes payable ...........................       (62)       (32)
     Dividends paid ......................................      (432)      (410)
     Treasury stock issued (purchased) ...................         0         60
                                                             -------    -------
       Net cash used in financing activities .............      (518)    (1,377)
                                                             -------    -------

Net  (decrease) in cash and cash equivalents .............    (2,738)    (2,163)

Cash and cash equivalents, beginning of period ...........     3,512      4,073
                                                             -------    -------

Cash and cash equivalents, end of period .................   $   774    $ 1,910
                                                             =======    =======






The Notes to the Financial Statements are an integral part of these unaudited financial statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 2000 was 2,056 and for the period ending March 31, 1999 was 2,052.

Note 4-Changes in Shareholder's Equity

During the three months ended March 31, 2000 and 1999, there were no changes in shareholders' equity except for net income of $1,111 and $467 respectively; dividends paid of $432 and $410 respectively; unrealized investment (losses) gains, net of applicable taxes, of ($668) and $(1,475) respectively, and issuance (purchases) of treasury stock of $0 and $61 respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                           March 31,  January 1,
                                                             2000        2000
                                                             ------     -------
Deferred policy acquisition costs ......................     (1,456)     (1,453)
Policy liabilities .....................................        470         488
Unearned premiums ......................................        462         327
Claims liabilities .....................................        548         548
General insurance expenses .............................        713         711
Alternative minimum tax credit carryforward ............        244         314
Unrealized gains on securities available-for-sale ......     (3,547)     (3,950)

Net deferred tax assets (liability) ....................     (2,566)     (3,015)
                                                             ======      ======

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Continued)



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

National Security Fire & Casualty Company, a subsidiary of the Company, was named as a defendant in a purported class action filed in Lee County, Alabama. On January 4, 2000 the Circuit Court of Lee County preliminarily approved a consent settlement to this action and a settlement is expected to be finalized by mid-year of 2000. A provision for this settlement was reflected in the 1999 results of operations of the Company.

The Company establishes and maintains reserves on contingent liabilities. In many instances, however, it is not feasible to predict the ultimate outcome with any degree of accuracy. While a resolution of these matters may significantly impact consolidated earnings and the Company's consolidated financial position, it remains management's opinion, based on information presently available, that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial position.

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

Securities Available-for-Sale. Bonds, notes, common stock and non-redeemable preferred stock not classified as either held-to- maturity, or trading are reported at fair value, adjusted for other-than-temporary declines in fair value.

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

Note 8-Comprehensive Income

Effective January 1, 1998 the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). Comprehensive Income is defined as net income and all other changes in Stockholders' equity from transactions and events arising from non-owner sources. The adoption of SFAS 130 had no impact on the Company's net income or Shareholders' equity. The primary additional component for The Company is unrealized investment gains and losses. Total comprehensive (loss) income, net of reclassification adjustment, was $443,000 and $(1,008,000) at March 31, 2000 and 1999, respectively.

                         Independent Accountant's Report

We have reviewed the accompanying interim consolidated balance sheet of The National Security Group, Inc as of March 31, 2000 and the related interim consolidated statements of income and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expressions of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

Dudley, Hopton-Jones, Sims & Freeman PLLP

Birmingham, Alabama
May 15, 2000

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of March 31, 2000, compared with December 31, 1999 and its results of operations and cash flows for the quarter ending March 31, 2000, compared with the same period last year.

The reader is assumed to have access to the Company's 1999 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 7 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Premium revenue in the life insurance subsidiary, National Security Insurance Company (NSIC), accounts for 19% of total premium income of the Company. Life insurance premium revenue was up 12% compared to the first quarter of 1999. NSIC's new method of insurance sales, through independent insurance agents, is beginning to show positive results and is the primary reason for the increase in premium revenues in NSIC. NSIC's traditional home service insurance sales, sold by NSIC employee agents, have began to stabilize after several years of rapid decline.

Premium revenue in the property/casualty insurance subsidiaries, National Security Fire & Casualty Company (NSFC) and Omega One Insurance Company (Omega) are down significantly compared to last year. The primary reason for the decline in property/casualty premium revenue is the discontinuation of several insurance programs managed by managing general agents. NSFC has traditionally used independent agents as the primary method of distribution of insurance products. However, both NSFC and Omega have used managing general agents as an additional method of distribution for the past several years. The primary difference between these two methods lies in the amount of responsibility the Company takes in the day to day management of the programs. Independent agents are primarily "retail" agents that sell directly to the insured and the Company has primary responsibility for underwriting the policy and paying claims as well as marketing getting new agents to sell the companies products. Managing general agents are traditionally considered "wholesale" agents that market an insurance companies products to other retail agents. The managing general agent generally underwrites, pays claims and takes primary responsibility for marketing a particular companies products.

The property/casualty subsidiaries have experienced unfavorable underwriting results from several different managing general agent programs over the last five years. Auto programs in Louisiana and Georgia operated by managing general agents have been discontinued due to unfavorable underwriting results. The discontinuation of these programs has caused the decline in premium revenue. In an effort to improve underwriting results, management is refocusing on independent agents as the primary method of distribution..

Net investment income:

Net investment income is down slightly from last year as higher interest rate bonds matured or were called during 1999.

Realized capital gains and losses:

Investment gains of $949,000 were realized in the first quarter of 2000. This is up over 40% from the first quarter of 1999. The gains were primarily generated from the sale of common stock investments in the subsidiaries available for sale portfolio.

Other income:

Other income is down $33,000 due to a decrease in fees generated by a discontinued managing general agent program.

Policyholder benefits and settlement expenses:

Policyholder benefits as a percent of net insurance premiums earned decreased 14 percentage points compared to the first quarter of last year, 65.1% versus 79.3%. The first quarter of 1999 had a higher than anticipated loss ratio. NSFC incurred several storm related losses on dwelling property programs in the first quarter of 1999.

Policy acquisition cost:

Policy acquisition costs are down over $320,000 compared to last year, but as a percent of premium earned is down only slightly compared to last year. The slight percentage decrease in policy acquisition cost is due to the discontinuation of the managing general agents programs.

General insurance expenses:

General insurance expenses are up over $388,000 compared to last year. General expenses in 1999 were slightly lower than normal due to a refund of an association assessment which had been expensed in a previous period. The remainder of the increase in 2000 general expenses was due to an increase in directors deferred compensation of about $80,000, increased general expenses in the Life insurance subsidiary of approximately $90,000, and increased general expenses in the property/casualty subsidiaries of $100,000. Most of the increased expenses in the insurance subsidiaries were associated with rate filings, and product development (actuarial and rate analysis), and association assesments.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees have decreased due to a decrease in property & casualty written premium.

Income taxes:

Income tax expense consists of current period taxes of $296,000 and a change in deferred income taxes of ($45,000).

Summary:

Net income increased $67,000  primarily due to an increase  realized  investment
gains  of  $282,000,   and  an  improvement  in  underwriting   results  in  the
property/casualty subsidiaries as the loss ratio dropped from over 79% to 65%.

Investments:

Investment
Capital resources:

At March 31, 1999, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $41.9 million, up slightly from December 31, 1999. The increase reflects net income of $1,111,000, a decrease in unrealized investment gains of $668,000, and dividends paid of $432,000.

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

The Company had $774,000 in cash and cash equivalents at March 31, 2000, down from $3,512,000 at December 31, 1999.

                           Part II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

         See Exhibit Index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By    /s/  ML Murdock
      ---------------
      M.L. Murdock

      Senior Vice President and
      Chief Financial Officer

Dated: May 15, 2000

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