Form 10-Q
period 2000-06-30
NATIONAL SECURITY GROUP INC
filed 2000-08-15
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q


(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended June 30, 2000
                                          -------------
                                or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from          to
                                     --------    ----------
                  Commission File Number: 0-18649


                 THE NATIONAL SECURITY GROUP, INC.
                 --------------------------------
      (Exact name of registrant as specified in its charter)

          Delaware                                             63-1020300
----------------------------------                          -------------------
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

661 East Davis Street, Elba, Alabama                              36323
----------------------------------------                      ----------------
(Address of principal executive offices)                        (Zip code)

        Registrant's telephone number, including area code (334) 897-2273
                                                           --------------
                                 Not Applicable
 ----------------------------------------------------------------------------
 (Former name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

  Number of Shares of Common Stock outstanding as of August 8, 2000: 2,055,811

               Exhibit index is located on page 16.

                        Page 1 of 16 pages

                 THE NATIONAL SECURITY GROUP, INC

                               INDEX

Page No.

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements Consolidated Statements of Income                3
         Consolidated Balance Sheets                                           4
         Consolidated Statements of Shareholders'Equity                        5
         Consolidated Statement of Cash Flow                                   6
         Notes to Financial Statements                                         7
         Independent Accountants' Report                                      10

Item 2.  Management's Discussion and Analysis

          of Financial Condition and Results of Operations                    11

PART II      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     14

SIGNATURE                                                                     15

EXHIBIT INDEX                                                                 16

                     Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)


                                                    Three Months       Six Months
                                                    Ended June 30     Ended June 30

                                                 2000        1999     2000        1999
                                                --------   --------  -------  --------
Revenues

Net insurance premiums earned ...............   $ 5,453   $ 6,627   $11,229   $13,498
Net investment income .......................     1,103     1,070     2,158     2,155
Realized investment gains ...................       117       831     1,066     1,498
Other income ................................        89        85       177       206
                                                -------   -------   -------   -------
  Total revenues ............................     6,762     8,613    14,630    17,357
                                                -------   -------   -------   -------
Benefits and Expenses

Policyholder benefits and settlement expenses     3,593     3,468     7,356     8,915
Policy acquisition costs ....................     1,050     1,301     2,188     2,759
General insurance expenses ..................       886       856     2,242     1,824
Insurance taxes, licenses and fees ..........       212       265       463       585
                                                -------   -------   -------   -------
  Total benefits and expense ................     5,741     5,890    12,249    14,083
                                                -------   -------   -------   -------

Income Before Income Taxes ..................     1,021     2,723     2,381     3,274
Income Taxes (Current and deferred) .........       219       775       468       859
                                                -------   -------   -------   -------
Net Income ..................................   $   802   $ 1,948   $ 1,913   $ 2,415
                                                =======   =======   =======   =======
Earnings per share ..........................   $  0.39   $  0.95   $  0.93   $  1.18
                                                =======   =======   =======   =======
Dividends Declared per Share ................   $  0.21   $  0.20   $  0.42   $  0.40
                                                =======   =======   =======   =======



The Notes to Financial Statements are an integral part of these statements.

                                        3

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

                                                                   As of              As of
                                                                  June 30,          December 31,
                                                                   2000                1999
                                                               (Unaudited)
                                                                ----------          -----------
Assets
Investments:

Debt Securities held-to-maturity at amortized cost
   (estimated fair value: 2000-$29,326; 1999-$30,774)            $29,519                $30,911
Debt Securities available-for-sale, at estimated fair value
   (cost: 2000-$25,475;  1999-$23,065)                            24,326                 21,936
Equity Securities, at market
   (cost: 2000-$12,009; 1999-$12,683)                             25,315                 27,676
Receivable for securities sold                                       151                      0
Mortgage loans                                                        97                    112
Investment real estate, at cost                                    1,562                  1,557
Policy loans                                                         672                    669
                                                                 -------                -------
     Total investments                                            81,642                 82,861
                                                                 -------                -------
Cash and cash equivalents                                            804                  3,512
Accrued investment income                                            873                    830
Reinsurance recoverable                                            3,960                  4,687
Deferred policy acquisition costs                                  4,333                  4,273
Prepaid reinsurance premiums                                         207                    257
Other assets                                                       1,996                  1,685
                                                                 -------                -------
   Total assets                                                 $ 93,815                $98,105
                                                                 =======                =======
Liabilities

   Policy reserves                                               $19,211                $18,987
   Claim reserves                                                 17,264                 18,864
   Unearned premiums                                               6,751                  7,088
   Other policyholder funds                                        1,435                  1,526
   Notes payable                                                   2,547                  2,672
   Current income tax payable                                        564                     53
   Deferred income tax                                             2,393                  3,014
   Other liabilities                                               2,041                  4,013
                                                                 -------                -------
      Total liabilities                                          $52,206                $56,217
                                                                 -------                -------
Shareholders' Equity

Common stock, $1 par value, 2,339,848 shares issued                2,340                  2,340
Additional paid in capital                                            17                     17
Accumulated comprehensive income:
  Net unrealized appreciation on investment securities             8,586                  9,915
Retained earnings                                                 34,247                 33,197
Treasury stock, at cost (284,037 shares)                          (3,581)                (3,581)
                                                                 -------                -------
   Total shareholders'equity                                      41,609                 41,888
                                                                 -------                -------
   Total liabilities and shareholder's equity                     93,815                 98,105
                                                                 =======                =======

Shareholders' Equity per Share                                     20.24                  20.37
                                                                 =======                =======

The Notes to Financial Statements are an integral part of these statements



                                        4

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

                                                                   Accumulated
                                                                       Other
                                                         Retained  Comprehensive  Common   Paid-in    Treasury
                                              Total      Earnings     Income       Stock   Capital     Stock

Balance at December 31, 1998 .............   $ 41,968    $ 31,106    $ 12,146   $  2,340   $     17   $ (3,641)

Comprehensive Income

    Net Income for 1999 ..................      3,756       3,756
   Other comprehensive income(net of tax)
        Unrealized loss on securities, net
        of reclassification adjustment ...     (2,231)                (2,231)
                                             --------

Total Comprehensive Income ...............      1,525
                                             --------

Cash dividends ($.81 per share) ..........     (1,665)     (1,665)

Treasury stock sold ......................         60                                                      60
                                             --------    --------    --------   --------   --------   --------

Balance at December 31, 1999 .............   $ 41,888    $ 33,197    $  9,915   $  2,340   $     17   $ (3,581)

Comprehensive Income

   Net Income for quarter ended 6/30/2000       1,913       1,913
   Other comprehensive income(net of tax)
        Unrealized loss on securities, net
        of reclassification adjustment ...     (1,329)                 (1,329)
                                             --------

Total Comprehensive Income ...............        583
                                             --------

Cash dividends ($.42 per share) ..........     ( 863)     (  863)


Balance at June, 30 2000 (Unaudited) ....   $ 41,609    $ 34,247    $  8,586   $  2,340   $     17   $ (3,581)
                                             ========    ========    ========   ========   ========   ========



The Notes to the Financial Statements are an integral part of these unaudited financial statements.

                                        5

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                 Six Months
                                                                Ended June 30

                                                               2000        1999
                                                             -------    --------
Cash Flows from Operating Activities

  Income from continuing operations                         $ 1,913     $ 2,415
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income                                   (43)        (77)
    Reinsurance receivables                                     727       1,202
    Deferred Policy acquisition costs                           (60)         23
    Income Taxes                                               (110)        114
    Depreciation expense                                         66          50
    Policy liabilities and claims                            (1,713)     (1,939)
    Other, net                                               (2,092)     (1,185)
                                                             -------     -------
      Net cash provided by operating activities              (1,312)        603
                                                             =======     =======

Cash Flows from Investing Activities

     Cost of investments acquired                            (3,516)     (9,903)
     Sale and maturity of investments                         8,406       8,724
     Purchase of property and equipment                        (207)        (80)
     Proceeds from disposal of property and equipment             0           0
     Other, net                                                   0           0
                                                             -------     -------
       Net cash used in investing activities                   (317)     (1,259)
                                                             =======     =======
Cash Flows from Financing Activities

     Decrease in other policyholder funds                       (91)        (45)
     Payments on notes payable                                 (125)        (66)
     Dividends paid                                            (863)       (822)
     Treasury stock issued                                        0          61
                                                             -------     -------
       Net cash used in financing activities                 (1,079)       (872)
                                                             -------     -------
Net increase (decrease) in cash and cash equivalents         (2,708)     (1,529)

Cash and cash equivalents, beginning of period                3,512       4,073
                                                             -------     -------
Cash and cash equivalents, end of period                    $   804      $2,544
                                                             =======     =======


The Notes to the Financial Statements are an integral part of these statements.

                                        6

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1-Basis of Presentation

The consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial statements include all adjustments necessary, in the opinion of management, for fair statement of financial position, results of operations and cash flows for the periods reported. These adjustments are all normal recurring adjustments. A summary of the more significant accounting policies are set forth in the notes to the audited consolidated financial statements for the year ended December 31, 1999.

The accompanying consolidated unaudited financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly owned subsidiaries: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and Natsco, Inc. (Natsco). NSFC includes a wholly owned subsidiary, Omega One Insurance Company.

Note 2-Reinsurance

National Security Fire and Casualty Company ("NSFC"), Omega One Insurance Company ("OMEGA"), and National Security Insurance Company ("NSIC") wholly owned subsidiaries of the Company, reinsure certain portions of insurance risk, which exceed various retention limits. NSFC, OMEGA, and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations.

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending June 30, 2000 was 2,056,000 and for the period ending June 30, 1999 was 2,054,000.

Note 4-Changes in Shareholder's Equity (in thousands)

During the six months ended June 30, 2000 and 1999, there were no changes in shareholders' equity except for net income of $1,913 and $2,415 respectively; dividends paid of $863 and $821 respectively; unrealized investment losses, net of applicable taxes, of $(1,329) and ($600) respectively, and issuance (purchase) of treasury stock of $0 and $61 respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
(in thousands)

                                                   June 30,           January 1,
                                                     2000                2000
                                                   --------           ---------
Deferred policy acquisition costs                   (1,473)            (1,453)
Policy liabilities                                     454                488
Unearned premiums                                      434                327
Claims liabilities                                     536                548
General insurance expenses                             707                711
Alternative minimum tax credit carry forward           244                314
Unrealized gains on securities available-for-sale   (3,295)            (3,950)
Other                                                    0                  0
                                                    -------            -------
Net deferred tax liability                          (2,393)            (3,015)
                                                    =======            =======

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

National Security Fire & Casualty Company, a subsidiary of the Company, was named as a defendant in a purported class action filed in Lee County, Alabama. On January 4, 2000 the Circuit Court of Lee County preliminarily approved a consent settlement to this action and the settlement was finalized in the second quarter of 2000. A provision for this settlement was reflected in the 1999 results of operations of the Company.

During June and July of 2000 a subsidiary of the company, National Security Insurance Company, received inquiries from the Alabama and Georgia Departments of Insurance regarding the issuance of industrial life insurance policies with race based premiums. NSIC is currently investigating the matter and intends to fully cooperate with the inquiries of each Department.

Numerous insurance companies operating in states that NSIC operates have been named in class action lawsuits involving the issuance of race based life insurance policies. NSIC does not currently have any pending actions involving race based life insurance policies, but due to extensive press coverage and advertising by plaintiff law firms, the possibility exists that NSIC could be named in future class action lawsuits involving this matter.

The Company establishes and maintains reserves on contingent liabilities. In many instances, however, it is not feasible to predict the ultimate outcome with any degree of accuracy. While a resolution of these matters may significantly impact consolidated earnings and the Company's consolidated financial position, it remains management's opinion, based on information presently available, that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial position. However, it should be noted that instances of class action lawsuits against insurance companies appear to be increasing in several states in which insurance subsidiaries of the company operate. Also, in Alabama, where the Company's subsidiaries have substantial business, the possibility of a judgment in any given suit, including a large punitive damage award by a jury, bearing little or no relation to actual damages, continues to exists, creating the potential for unpredictable material adverse financial results.

Note 7-Accounting for certain investments in debt and equity securities

The Company's investment securities are classified in two categories and accounted for as follows:

Securities Held-to-Maturity - Bonds, notes and redeemable preferred stock for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amoritization of premiums and accretion of discounts which are recognized in interest using methods which approximate level yields over the period to maturity.

Securities Available-for-Sale - Bonds, notes, common stock and non-redeemable preferred stock not classified as either held-to-maturity, or trading are reported at fair value, adjusted for other-than-temporary declines in fair value.

The Company and its subsidiaries have no trading securities.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Unrealized   holding   gains   and   losses,   net   of   tax,   on   securities
available-for-sale are determined using the specific-identification method.

Mortgage loans and policy loans are stated at the unpaid principle balance of such loans. Investment real estate is reported at cost, less allowances for depreciation computed on the straight-line basis. Short-term investments are carried at cost, which approximate market value. Investments with other than temporary impairments in value are written down to estimated realizable values.

Note 8-Comprehensive Income

Effective January 1, 1998 the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). Comprehensive income is defined as net income and all other changes in Stockholders' equity from transactions and events arising from non-owner sources. The primary additional component for The Company is unrealized investment gains and losses. Total comprehensive income, net of reclassification adjustment, was $583,000 and $1,815,000 at June 30, 2000 and 1999, respectively.

               (Letterhead of Barfield, Murphy, Shank & Smith PC)

                  Independent Accountants' Review Report

We have reviewed the accompanying interim consolidated balance sheet of The National Security Group, Inc as of June 30, 2000 and the related interim consolidated statements of income and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

Barfield, Murphy, Shank & Smith PC
Birmingham, AL

August 14, 2000

Item 2.
              MANAGEMENTS' DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of June 30, 2000, compared with December 31, 1999 and its results of operations and cash flows for the quarter ending June 30, 2000, compared with the same period last year.

The reader is assumed to have access to the Company's 1999 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS
Premium revenues:

Premium revenue in the life insurance subsidiary, National Security Insurance Company (NSIC), accounts for 20% of total premium income of the Company. Life insurance premium revenue was up 13% compared to the first six months of 1999. NSIC's new method of insurance sales, through independent insurance agents, is beginning to show positive results and is the primary reason for the increase in premium revenues in NSIC. NSIC's traditional home service insurance sales, sold by NSIC employee agents, have begun to stabilize after several years of rapid decline.

Premium revenue in the property/casualty insurance subsidiaries, National Security Fire & Casualty Company (NSFC) and Omega One Insurance Company (Omega) are down over 20% compared to last year. The primary reason for the decline in property/casualty premium revenue is the discontinuation, during 1999 and 2000, of several insurance programs managed by managing general agents. Due to unfavorable underwriting results, and in an effort to refocus on core lines of business, the management of NSFC and Omega eliminated the last significant managing general agent program in the second quarter of 2000. This program, a private passenger auto program in Florida, has incurred significant underwriting losses in the last three years, and contributed significantly to a combined ratio in the current period in excess of 100%.

In an effort to improve operating results and increase premium revenue, management is now working on improving existing products that have performed well in the past and focus marketing efforts on existing profitable lines of business.

Net investment income:

Net investment income is virtually unchanged compared to last year.

Realized capital gains and losses:

Investment gains of $1.1 million were realized in the first half of 2000. Most of these gains were realized due to balancing of the insurance subsidiaries investment portfolios during the year. The Company's investment committee will reduce positions in stocks, which, due to increases in market value, become disproportionately large as a percent of the entire investment portfolio.

Other income:

Other income is down due to a decrease in policy fees generated by an automobile program which was discontinued in the first quarter of 1998.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses as a percent of earned premium is down slightly compared to last year, 65.5% versus 66.1%. However, results for both periods were negatively skewed due to the impact of general agent auto programs. As mentioned in previous paragraphs, the last of these programs was cancelled in the second quarter of 2000. The remaining policies in force on this program will expire during the last six months of 2000.

Policy acquisition costs:

Policy acquisition costs are down over $571,000 compared to last year, but as a percent of earned premium is down only slightly. Again, the primary factor contributing to the decrease in policy acquisition cost is the discontinuation of several managing general agent programs over the last two years.

General insurance expenses:

General insurance expenses are up primarily due to an increase in directors deferred compensation, and cost associated with upgrading various insurance products including actuarial fees and marketing related expenses.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are down due to a decrease in written premium, but as a percent of premium revenue is about the same as last year.

Summary:

The Company has a year to date net income of $1.9 million versus net income of $2.4 million in 1999. The primary reason for the decrease in earnings compared to last year is a $432,000 decrease in realized capital gains.

Investments:

Investments at June 30, 2000 are down $1.2 million compared to December 31, 1999. The primary reason for the decrease in investments is a $600,000 or 2.7% decrease in the company's equity portfolio in the first six months of 2000. Also, cash from investments have been used to reduce liabilities.

Capital resources:

At June 30, 2000, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $41.6 million, down $279,000 compared to December 31, 1999. The decrease reflects net income of $1.9 million, a decrease in unrealized investment gains of $1,329,000, dividends paid of $863,000.

The Company has $2.5 million in notes from local banks which management intends to repay in full over the next four years.

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

The Company had $804,000 in cash and cash equivalents at June 30, 2000. Net cash provided by operating activities was $603,000 for the current period, compared to net cash provided of $603,000 for the period ended June 30, 1999. Cash used in investing activities was $1.2 million. Cash dividends paid to stockholders' of $863,000 and payments on notes payable of $125,000 were the primary uses of cash used in financing activities.

                    Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

      See Exhibit Index

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By  /s/ M.L.Murdock

      M.L. Murdock
      Senior Vice President and
      Chief Financial Officer

Dated: August 11, 2000

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
                Share Earnings                                   Filed Herewith;
                                                                 See Note 3 to
                                                                 Financial

(b)             Form 8-K

                Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 27, 2000.