Form 10-Q
period 2000-09-30
NATIONAL SECURITY GROUP INC
filed 2000-11-15
CIK 865058

                       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                          FORM 10-Q


(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


                      For the quarterly period ended September 30, 2000

                                              or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from         to
                                                 -------    --------

                               Commission File Number: 0-18649


                        THE NATIONAL SECURITY GROUP, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                                63-1020300
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

661 East Davis Street, Elba, Alabama                               36323
(Address of principal executive offices)                         (Zip code)


        Registrants telephone number, including area code (334) 897-2273

                                 Not Applicable
  (Former name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


 Number of Shares of Common Stock outstanding as of November 8, 2000: 2,055,811

                      Exhibit index is located on page 15.

                               Page 1 of 15 pages

                        THE NATIONAL SECURITY GROUP, INC

                                      INDEX

                                                                        Page No.

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements Consolidated Statements of Income                3
         Consolidated Balance Sheets                                           4
         Consolidated Statements of Shareholders'Equity                        5
         Consolidated Statement of Cash Flow                                   6
         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis

          of Financial Condition and Results of Operations                    10

PART II      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURE                                                                     14

EXHIBIT INDEX                                                                 15

                                    Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                  Three Months         Nine Months
                                                  Ended Sept 30       Ended Sept 30

                                                 2000       1999      2000     1999
Revenues
Net insurance premiums earned ...............   $ 6,003   $ 6,292   $17,232   $19,790
Net investment income .......................     1,104     1,114     3,262     3,269
Realized investment gains ...................       846       178     1,912     1,676
Other income ................................       228        98       405       304
                                                -------    -------  -------   -------
  Total revenues ............................     8,181     7,682    22,811    25,039
                                                -------    -------  -------   -------
Benefits and Expenses
Policyholder benefits and settlement expenses     2,996     4,028    10,352    12,943
Policy acquisition costs ....................     1,503     1,485     3,691     4,244
General insurance expenses ..................     1,570     1,248     3,812     3,072
Insurance taxes, licenses and fees ..........       204       275       667       860
                                                -------    -------  -------   -------
  Total benefits and expense ................     6,273     7,036    18,522    21,119
                                                -------    -------  -------   -------

Income Before Income Taxes ..................     1,908       646     4,289     3,920
Income Taxes (Current and deferred) .........       516       189       984     1,048
                                                -------    -------  -------   -------
Net Income ..................................   $ 1,392   $   457   $ 3,305   $ 2,872
                                                =======    =======  =======   =======
Earnings per share ..........................   $  0.68   $  0.22   $  1.61   $  1.40
                                                =======    =======  =======   =======
Dividends Declared per Share ................   $  0.21   $  0.20   $  0.63   $  0.60
                                                =======    =======  =======   =======



The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

                                                                            As of       As of
                                                                           Sept 30,   December 31,
                                                                             2000        1999
                                                                          (Unaudited)

Assets
Investments:
   Debt Securities held-to-maturity at amortized cost
       (estimated fair value: 2000 $29,326; 1999 $30,774)                   $ 29,519    $ 30,911
   Debt Securities available-for-sale, at estimated fair value
       (cost: 2000 $26,443;  1999 $ 23,065)                                   25,296      21,936
   Equity Securities, at market
       (cost: 2000--$13,069; 1999--$ 12,683)                                  25,160      27,676
Receivable for securities sold                                                     0           0
Mortgage loans                                                                    94         112
Investment real estate, at cost                                                1,558       1,557
Policy loans                                                                     694         669
                                                                             -------     -------
     Total investments                                                        82,321      82,861
                                                                             -------     -------
Cash and cash equivalents                                                      2,017       3,512
Accrued investment income                                                        927         830
Reinsurance recoverable                                                        3,688       4,687
Deferred policy acquisition costs                                              4,412       4,273
Prepaid reinsurance premiums                                                     367         257
Other assets                                                                   2,842       1,685
                                                                             -------     -------
   Total assets                                                             $ 96,574    $ 98,105
                                                                             =======     =======

Liabilities
   Policy reserves                                                          $ 18,973    $ 18,987
   Claim reserves                                                             16,678      18,864
   Unearned premiums                                                           7,267       7,088
   Other policyholder funds                                                    1,534       1,526
   Notes payable                                                               2,465       2,672
   Current income tax payable                                                    990          53
   Deferred income tax                                                         2,850       3,014
   Other liabilities                                                           2,590       4,013
                                                                             -------     -------
      Total liabilities                                                     $ 53,347    $ 56,217
                                                                             -------     -------

Shareholders' Equity
Common stock, $1 par value, 2,339,848 shares issued                            2,340       2,340
   Additional paid in capital                                                     17          17
Accumulated comprehensive income:
     Net unrealized appreciation on investment securities                      9,243       9,915
Retained earnings                                                             35,208      33,197
Treasury stock, at cost (284,037 shares)                                      (3,581)     (3,581)
                                                                             -------     -------
   Total shareholders' equity                                                 43,227      41,888
                                                                             -------     -------
   Total liabilities and shareholder's equity                               $ 96,574    $ 98,105
                                                                             =======     =======
Shareholders' Equity per Share                                                 21.02       20.37
                                                                             =======     =======


The Notes to Financial Statements are an integral part of these statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

                                                                   Accumulated
                                                                       Other
                                                         Retained  Comprehensive  Common   Paid-in    Treasury
                                              Total      Earnings     Income       Stock   Capital     Stock

Balance at December 31, 1998 .............   $ 41,968    $ 31,106    $ 12,146   $  2,340   $     17   $ (3,641)

Comprehensive Income

    Net Income for 1999 ..................      3,756       3,756
   Other comprehensive income(net of tax)
        Unrealized loss on securities, net
        of reclassification adjustment ...     (2,231)                (2,231)
                                             --------

Total Comprehensive Income ...............      1,525
                                             --------

Cash dividends ($.81 per share) ..........     (1,665)     (1,665)

Treasury stock sold ......................         60                                                      60
                                             --------    --------    --------   --------   --------   --------

Balance at December 31, 1999 .............   $ 41,888    $ 33,197    $  9,915   $  2,340   $     17   $ (3,581)

Comprehensive Income

   Net Income nine months ended 9/30/2000       3,305       3,305
   Other comprehensive income(net of tax)
        Unrealized loss on securities, net
        of reclassification adjustment ...     (  672)                 (  672)
                                             --------

Total Comprehensive Income ...............      2,633
                                             --------

Cash dividends ($.63 per share) ..........    (1,294)     (1,294)


Balance at Sept, 30 2000 (Unaudited) ....   $ 43,227    $ 35,208    $  9,243   $  2,340   $     17   $ (3,581)
                                             ========    ========    ========   ========   ========   ========



The Notes to the Financial Statements are an integral part of these unaudited financial statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                Nine Months
                                                               Ended Sept 30
                                                               2000       1999

Cash Flows from Operating Activities
  Income from continuing operations                          $ 3,305   $  2,872

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:

   Accrued investment income                                     (97)      (177)
    Reinsurance receivables                                      999        774
    Deferred Policy acquisition costs                           (139)        92
    Income Taxes                                                 773       (715)
    Depreciation expense                                          99         75
    Policy liabilities and claims                             (2,021)    (2,830)
    Other, net                                                (2,743)      (900)
                                                             -------     -------
      Net cash provided by operating activities                  176       (809)
                                                             -------     -------

Cash Flows from Investing Activities

   Cost of investments acquired                               (6,329)   (11,746)
     Sale and maturity of investments                          6,197     11,449
     Purchase of property and equipment                          (46)       (90)
     Proceeds from disposal of property and equipment              0          0
     Other, net                                                    0          0
                                                             -------     -------
       Net cash used in investing activities                    (178)      (387)
                                                             -------     -------

Cash Flows from Financing Activities
     Decrease in other policyholder funds                          8        (81)
     Payments on notes payable                                  (207)      (128)
     Dividends paid                                           (1,294)    (1,233)
     Treasury stock issued                                         0         60
                                                             -------     -------
       Net cash used in financing activities                  (1,493)    (1,382)
                                                             -------     -------
Net increase (decrease) in cash and cash equivalents          (1,495)    (2,578)

Cash and cash equivalents, beginning of period                 3,512      4,073
                                                             -------     -------

Cash and cash equivalents, end of period                    $  2,017   $  1,495
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

Note 2-Reinsurance

National Security Fire and Casualty Company ("NSFC"), Omega One Insurance Company (OMEGA), and National Security Insurance Company (NSIC) wholly owned subsidiaries of the Company, reinsure certain portions of insurance risk, which exceed various retention limits. NSFC, OMEGA, and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations.

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending September 30, 2000 was 2,056,000 and for the period ending September 30, 1999 was 2,055,000.

Note 4-Changes in Shareholder's Equity (in thousands)

During the nine months ended September 30, 2000 and 1999, there were no changes in shareholders' equity except for net income of $3,305 and $2,872 respectively; dividends paid of $1,294 and $1,233 respectively; unrealized investment losses, net of applicable taxes, of $(672) and ($2,241) respectively, and issuance of treasury stock of $0 and $61 respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
(in thousands)
                                                       September 30,  January 1,
                                                              2000         2000

Deferred policy acquisition costs ......................     (1,500)     (1,453)
Policy liabilities                                              436         488
Unearned premiums                                               440         327
Claims liabilities                                              479         548
General insurance expenses .............................        713         711
Alternative minimum tax credit carry forward ...........        244         314
Unrealized gains on securities available-for-sale ......     (3,662)     (3,950)
Other ..................................................          0           0
                                                             -------     -------
Net deferred tax liability .............................     (2,850)     (3,015)
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

During June and July of 2000 a subsidiary of the company, National Security Insurance Company, received inquiries from the Alabama and Georgia Departments of Insurance regarding the issuance of industrial life insurance policies with race based premiums. NSIC is currently investigating the matter and intends to fully cooperate with the inquiries of each Department. In two separate recently filed actions, NSIC is named as a defendant in purported class actions relating to the past sale of industrial burial insurance. The actions address whether the premiums charged were excessive relative to the benefit provided and whether the premiums charged were in any manner discriminatory relative to the race of the person insured. These actions are in the initial phases and no discovery has been undertaken and no class has been certified. The issues raised in these actions are similar to the issues pending in numerous other actions currently pending nationwide against numerous insurers. While NSIC did at one time sell industrial burial insurance, no such plans have been sold for several decades.

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

Mortgage loans and policy loans are stated at the unpaid principle balance of such loans. Investment real estate is reported at cost, less allowance for depreciation computed on the straight-line basis. Short-term investments are carried at cost, which approximate market value. Investments with other than temporary impairments in value are written down to estimated realizable values.

Note 8-Comprehensive Income

Effective January 1, 1998 the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130). Comprehensive income is defined as net income and all other changes in Stockholders' equity from transactions and events arising from non-owner sources. The primary additional component for The Company is unrealized investment gains and losses. Total comprehensive income, net of reclassification adjustment, was $2,633,000 and $631,000 at September 30, 2000 and 1999,
respectively.

Item 2.
                           MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of September 30, 2000, compared with December 31, 1999 and its results of operations and cash flows for the nine months ending September 30, 2000, compared with the same period last year.

The reader is assumed to have access to the Company's 1999 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS
Premium revenues:

Premium revenues are derived from the sale of property and casualty and life, accident and health insurance in three subsidiaries. National Security Fire and Casualty Company (NSFC) and Omega One Insurance Company (Omega), are property and casualty insurance subsidiaries. National Security Insurance Company (NSIC) is a life, accident and health insurance subsidiary. For the nine months ended September 30, 2000 total premium revenues totaled $17,232,000 compared to $19,790,000 last year. 80% of total premium revenues in the first nine months of 2000 have been generated from the sale of property and casualty insurance, 16% of total premium revenues have been generated from the sale of life insurance, and the remaining 4% of total premium revenues have been generated from the sale of accident and health insurance.

Premium revenue in the life, accident and health insurance subsidiary, National Security Insurance Company (NSIC), totaled $3,422,000 in the first nine months of 2000, compared to $3,063,000 in the same period last year, an increase of 12%. The increase in NSIC premium revenues is due to a 16% increase in life insurance sales. Life insurance sales in the first nine months of 2000 totaled $2,778,000 compared to $2,395,000 in the same period last year. The primary reason for the increase in new life insurance sales is the successful launch of a new method of distribution of NSIC's insurance products. NSIC has traditionally been a home service insurance company with employee agents selling and collecting insurance premiums in insured's homes. During 1998, in an effort to reach new markets, NSIC began offering independent agents the opportunity to sell life insurance. The program produced minimal results in 1998 and 1999, but has generated improved results in 2000.

Premium revenue in the property/casualty insurance subsidiaries totaled $13,810,000 in the first nine months of 2000, compared to $16,727,000 in the same period last year, a decrease of 17%. The primary reason for the decline in property/casualty premium revenue is the discontinuation, during 1999 and 2000, of several unprofitable insurance programs managed by managing general agents. Due to unfavorable underwriting results, and in an effort to refocus on core lines of business, the management of NSFC and Omega eliminated the last significant managing general agent program in the second quarter of 2000.

In an effort to improve operating results and increase premium revenue, management is now working on improving existing products that have performed well in the past and focus marketing efforts on existing profitable lines of business.

Net investment income:

Net investment income was $3,262,000 for the first nine months of 2000, compared to $3,269,000 in the same period in 1999. Investment income for the first nine months of 2000 was composed of $2,762,000 in interest income, $494,000 in dividend income, and $6,000 in other investment income. Investment income for the same period in 1999 was composed of $2,759,000 in interest income, $504,000 in dividend income and $6,000 in other investment income.

Realized capital gains and losses:

Investment gains of $1.9 million were realized in the first nine months of 2000 compared to $1.7 million in the same period of 1999. Most of these gains were realized due to balancing of the insurance subsidiaries investment portfolios during the year. The Company's investment committee will reduce positions in stocks, which, due to increases in market value, become disproportionately large as a percent of the entire investment portfolio.

Other income:

Other income is $405,000 for the first nine months of 2000 compared to $304,000 for the same period last year. The increase in other income is due to an increase in billing fees collected on a new monthly bill auto program launched by Omega in the third quarter of 2000.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses as a percent of earned premium is down significantly compared to last year, 60% versus 65%. Even more significant is the improvement shown in the three months ended September 30, 2000 compared to the same period last year. In the third quarter of 2000 policyholder benefits and settlement expenses were 49.9% of earned premium compared to 64% in the same period in 1999.

The improvement in underwriting results is due to improved operating performance in the property and casualty insurance subsidiary. The most significant contributing factor to the improved operating performance is the previously mentioned elimination of two unprofitable commercial and private passenger general agent auto programs in the states of Louisiana and Georgia. The elimination of another general agent auto program in Florida is expected to further enhance underwriting performance in future periods. The property and casualty subsidiaries have also had moderate improvements in underwriting results from remaining programs.

Policy acquisition costs:

Policy acquisition costs are down $553,000 compared to last year, but as a percent of earned premium is the same as in 1999. Again, the primary factor contributing to the decrease in policy acquisition cost is the discontinuation of several managing general agent programs over the last two years.

General insurance expenses:

General insurance expenses are up primarily due to an increase contingent reserve on various actions discussed in note six to the financial statements. The insurance subsidiaries have also incurred an increase in cost associated with upgrading various insurance products including actuarial fees and marketing related expenses.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are down due to a decrease in written premium. Insurance taxes are also down as a percent of premium earned due to the discontinuation of several program in states with higher tax rates.

Summary:

The Company has a year to date net income of $3,305,000 versus net income of $2,872,000 in 1999. Improved underwriting results in the property/casualty subsidiaries and an increase of $236,000 in realized capital gains were the primary factors contributing to the increase in net income.

Investments:

Investments at September 30, 2000 were $82,321,000 compared to $82,861,000 at December 31, 1999. The most notable change in the composition of investments since December 31, 1999 is a decrease of $2,516,000 in equity securities. This decrease is primarily due to the sale of a portion of several positions that had significant increases in value relative to the entire portfolio. The proceeds from the sale of the equity securities were primarily reinvested in available for sale debt securities.

Capital resources:

At September 30, 2000, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $43,227,000, up $1,339,000 from December 31, 1999. The increase reflects net income of $3,305,000, a decrease in unrealized investment gains of $672,000, dividends paid of $1,294,000.

The Company has $2.5 million in notes from local banks which management intends to repay in full over the next four years.

Liquidity:

The liquidity requirements of the Company are primarily met by funds provided from operations of the life insurance and property/casualty subsidiaries. Premium and investment income, as well as maturities, calls, and sales of invested assets, provide the primary sources of cash for both subsidiaries. Cash is used in the subsidiaries for payments of policy benefits, the acquisition of new business (principally commissions), operating expenses, and purchases of new investments.

The Company had $2,017,000 in cash and cash equivalents at September 30, 2000. Net cash provided in operating activities was $176,000 for the current period, compared to net cash used of $809,000 for the period ended September 30, 2000. The improved operating cash flow is primarily due to the previously discussed improvement in underwriting results and the resulting decrease in claim payments. The primary use of cash from operating activities was the repayment of liabilities, primarily previously reserved property and casualty claims. Cash used in investing activities was $178,000. Cash dividends paid to stockholders' of $1,294,000 and payments on notes payable of $207,000 were the primary uses of cash used in financing activities.

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

Dated: November 14, 2000

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