Form 10-K
period 2000-12-31
NATIONAL SECURITY GROUP INC
filed 2001-04-03
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------
                         Commission File Number 0-18649

                        The National Security Group, Inc.
             (Exact name of registrant as specified in its charter)

   Delaware        63-1020300     661 East Davis Street,  Elba, Alabama 36323
 (State or other   (IRS Employer   (Address of executive  offices)    (Zip code)
 jurisdiction of   identification
 incorporation or  number)
 organization)

        Registrants telephone number, including area code (334) 897-2273
                                                          --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock par value $1.00 per share

                               Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 2001 (based upon the bid price of these shares on NASDAQ on such date) - $9,019,598

Number of Shares of Common Stock outstanding as of February 28, 2001 - 2,055,811

 Portions of the Annual Proxy Statement incorporated by reference into Part III.

                 Total Number of Sequentially Numbered Pages: 51

                        THE NATIONAL SECURITY GROUP, INC.
                     INDEX TO THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000


Part I                                                                      Page

Item 1    Business                                                             3
Item 2    Properties                                                           9
Item 3    Legal Proceedings                                                    9
Item 4    Submission of Matters to a Vote of Security Holders                  9

Part II

Item 5    Market for Registrants Common Equity and Related
            Stockholder Matters                                               10
Item 6    Selected Financial Data                                             11
Item 7    Managements Discussion and Analysis of Financial
            Condition and Results of Operations                               12
Item 8    Consolidated Financial Statements and Supplementary Data            18
Item 9    Changes in and Disagreements with Accountants on accounting and
            Financial Disclosure                                              48

Part III

Item 10   Directors and Executive Officers of the Registrant                  49
Item 11   Executive Compensation                                              49
Item 12   Security Ownership of Certain Beneficial Owners and Management      49
Item 13   Certain Relationships and Related Transactions                      49

Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K     50

Signature Page                                                                51

                                     PART I

Item 1.  Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company), an insurance holding company, was incorporated in Delaware on March 20, 1990. The Company, through its property and casualty subsidiaries, writes primarily low value dwelling fire and windstorm, homeowners, and personal non-standard automobile lines of insurance. The Company's property and casualty subsidiaries also write commercial lines of insurance for small businesses. The Company, through its life insurance subsidiary, offers a basic line of life, and health and accident insurance products. Property-casualty insurance is the most significant segment, accounting for 80% of total premium revenues.

Industry Segment and Geographical Area Information

Property and Casualty Insurance Segment

The Company's property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1993. NSFC is licensed to write insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina, and Tennessee, and operates on a surplus lines basis in the states of Kentucky, Louisiana, Missouri, and Texas. Omega is licensed to write insurance in Alabama and Louisiana. The following table indicates those states which accounted for more than five percent of direct written premium during 2000:

     State                         Percent of direct written premium
    ------                         ---------------------------------
  Alabama                                      45.18%
  Arkansas                                      9.69%
  Florida                                       5.00%
  Georgia                                       8.02%
  Louisiana                                    12.17%
  Mississippi                                   5.98%
  South Carolina                                5.16%

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

The following table sets forth the premiums earned and income (loss)during the periods reported:
                                                       Year Ended December 31
                                                       (Amounts in Thousands)

                                                   2000      1999        1998
                                                   ----      ----        ----
Net premiums earned:
      Fire, Allied lines, and Homeowners .....   $ 13,229   $ 14,600   $ 15,817
      Automobile .............................      4,126      6,086      7,715
      Other ..................................        971      1,999      1,082
                                                 --------   --------   --------
                                                 $ 18,326   $ 21,685   $ 24,614
                                                 ========   ========   ========

Income (loss) before income taxes ............   $  3,917   $  2,365   $ (1,000)
                                                 ========   ========   ========

Life Insurance Segment

The Company's life insurance business is conducted by National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947. NSIC is licensed to write insurance in five states. The following table indicates those states which accounted for 4% or more of the total direct premiums collected by the Life Company in 2000:

State                       Percentage of Total Direct Premiums

Alabama ...............................   87
Mississippi ...........................    3
Georgia ...............................    9

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

Accident and health business is primarily accident policies sold through schools, though NSIC is beginning to experience an increase in accident sales through its independent and captive agency force. Accident and health insurance provides coverage for losses sustained through sickness or accident and includes individual hospitalization and accident policies, group supplementary health policies and specialty products, such as cancer policies. These policies generally provide a stated benefit and have not experienced the escalating health care costs which many health and accident insurance policies have experienced in recent years.

The following table sets forth certain information respecting the development of the Life Company's business:

                                                Year Ended December 31
                                                (Amounts in Thousands)

                                          2000            1999            1998
                                          ----            ----            ----
Life insurance in force at end of period:

Ordinary-whole life ............        $ 85,000        $ 80,200        $ 71,800
          term life ............          36,000          35,100          33,500
 Industrial ....................          30,000          30,700          32,300
 Other .........................               0               0             100
                                        --------        --------        --------
                                         151,000         146,000         137,700
                                        ========        ========        ========

                                     Year Ended December 31
                                     (Amounts in Thousands)
                                   2000      1999      1998
                                   ----      ----      ----

New life insurance issued:

  Ordinary-whole life .........   $69,400   $66,200   $41,300
  term life ...................    10,500     7,700     5,300
  Industrial ..................         0         0         0
  Other .......................       100       100       100
                                  -------   -------   -------
                                   80,000    74,000    46,700
                                  =======   =======   =======

Net premiums earned:
  Life insurance ..............   $ 3,746   $ 3,396   $ 2,914
  Accident and health insurance       848       855       923
                                  -------   -------   -------
                                    4,594     4,251     3,837
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

The following table sets forth certain information respecting the Company's investments at the date shown:

                                                               Year Ended December 31
                                                               (Amounts in thousands)
                                                                   2000     1999
                                                                  -----     ----
Investment Securities held-to-maturity,  at amortized cost
        (estimated fair value: 2000 - $29,035, 1999 - $30,774)   $28,875   $30,911
Investment Securities available-for-sale,  at market
        (cost: 2000 - $38,311, 1999 - $35,748) ...............    51,648    49,612
Receivable for securities sold ...............................       143         0
Mortgage loans on real estate, at cost .......................       116       112
Investment real estate, at cost ..............................     1,569     1,557
Policy loans .................................................       692       669
Short-term investments .......................................     1,675     2,129
                                                                 -------   -------
                                                                 $84,718   $84,990
                                                                 =======   =======

The results with respect to the foregoing investments are as follows:

                                                            Year Ended December 31
                                                            2000       1999        1998
                                                           -------    -------     -------
Net investment income .................................   $ 4,434    $ 4,354    $ 4,351
Average yield on investments ..........................       5.3%       5.1%       4.9%
Economic yield on investments (includes realized and
                unrealized investment gains) ..........       6.7%       3.7%       9.0%
Net realized gains on investments (before income taxes)     1,723      1,951      4,117
Changes in net unrealized gains on investments
               (before income taxes) ..................    (  191)    (3,196)      (502)


As of December 31, 2000, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

Maturity Schedule (Amounts in thousands)

                              Available  Held to            Percentage
  Maturity                     for sale  Maturity  Total     of Total
  --------                     --------  -------- ------     --------

Maturity in less than 1 year   $     0   $ 1,059   $ 1,059       1.9%
Maturity in 1-5 years ......     5,927     9,539    15,466      27.8
Maturity in 5-10 years .....    13,171     7,083    20,254      36.4
Maturity after 10 years ....     7,669    11,194    18,863      33.9
                                -------   -------   -------   -----

Totals .....................   $26,767   $28,875   $55,642     100.0%
                                =======   =======   =======   =====


Certain Information Regarding Insurance Activities

Marketing and Distribution

NSIC products are marketed through a field force of agents and service representatives who are employees of the Life Company. NSIC began in 1997 to add independent agents to its method of distribution. This method of distribution is expected to be more cost effective and has become an important method of distribution. NSFC's products are marketed through a network of independent agents and brokers, who are independent contractors and who generally maintain relationships with one or more competing insurance companies.

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions incurred by NSIC in 2000 averaged approximately 34.8% of premiums. Commissions incurred by the NSFC in 2000 averaged approximately 17.1% of premiums and ranged from 12.5% to 27.5% depending on the type and amount of insurance sold. During 2000, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries.

NSIC is continuing the process of implementing changes in collection of premium payments, and the method of marketing. If the policyholder so elects, he or she may begin making payments by mail to the home office rather than have a home service agent come to their house every month and collect premiums. This change is being implemented in response to the change in lifestyles of our policyholders. It is increasingly difficult to reach policyholders at home until early evening, and they are usually too busy to be bothered. Those who elect to pay by mail will still be provided service by an area representative for help with claims and policy related questions. With this method of payment there has been reductions in the number of NSIC employee agents. Also, because it is becoming increasingly difficult to employ people to contact our policy owners at home, NSIC management is continuing to implement changes in the method of marketing of life insurance products.

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

NSIC generally reinsures all risks in excess of $50,000 with respect to any one policy. NSFC and Omega generally reinsure with third parties any liability in excess of $100,000 on any single policy. In addition, the property-casualty subsidiaries have catastrophe excess reinsurance which protects it in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 2000, the property-casualty subsidiaries had catastrophe protection up to a $21 million loss. On a 1 in 200 year loss, that is a loss that has only a 1/2 of 1% chance of occurring in any given year, the property and casualty subsidiaries would pay $2.7 million in losses and reinsurers would pay $17.9 million.

In addition to catastrophe reinsurance, NSFC also had a 50% quota share reinsurance agreement on ocean marine exposure with additional excess of loss coverage.

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense, and withdrawals determined at the time the policies were issued. As of December 31, 2000, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $20 million. NSIC believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that such reserves are adequate to provide for future policy benefits. Wakely & Associates, consulting actuaries, provided actuarial services in calculating reserves.

The property-casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property-casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2000, the property-casualty subsidiaries had reserves for unpaid claims of approximately $16 million before subtracting unpaid claims which will be due from reinsurers of $3.5 million leaving net unpaid claims of $12.5 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2000, 1999 or 1998. The Company believes such reserves are adequate to provide for settlement of claims. The Fire Company's loss reserves are calculated by employees of the Company. Milliman & Robertson, an independent actuarial consulting firm, issues a Statement of Actuarial Opinion regarding the adequacy of reserves.

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

The nonstandard market in which the property-casualty subsidiaries operate reacts to general economic conditions in much the same way as the standard market. When insurers' profits and equity are strong, companies generally cut rates or not seek increases. Also, underwriting rules are less restrictive. As profit and/or capital fall, companies tighten underwriting rules, and seek rate increases. Premiums in the nonstandard market are higher than the standard market because of the increased risk of the insured, which generally comprises more frequent claims. Drivers of autos who have prior traffic convictions are one such increased risk which warrants higher premiums. Lower valued dwellings and mobile homes also warrant higher premiums because of the nature of the risk. The costs of placing such nonstandard policies and making risk determinations are similar to those of the standard market. The added costs due to more frequent claims servicing is reflected in the generally higher premiums which are charged.

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

Many states in which the insurance subsidiaries operate, including Alabama, have laws which require that insurers become members of guaranty associations. These associations guarantee that benefits due policyholders of insurance companies will continue to be provided even if the insurance company which wrote the business is financially unable to fulfill its obligations. To provide these benefits, the associations assess the insurance companies licensed in a state that write the line of insurance for which coverage is guaranteed. The amount of an insurer's assessment is generally based on the relationship between that company's premium volume in the state and the premium volume of all companies writing the particular line of insurance in the state. The Company has paid no material amounts to guaranty associations over the past three years. These payments, when made, are principally related to association costs incurred due to the insolvency of various insurance companies. Future assessments depend on the number and magnitude of insurance company insolvencies and such assessments are therefore difficult to predict.

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

NSIC primarily markets its life and health insurance products through the home service system. Direct competition comes from other home service companies, of which there are many. NSIC's life and health products also compete to with products sold by ordinary life companies. NSIC writes policies primarily in Alabama. The market share of the total life and health premiums written is small because of the number of insurers in this highly competitive field. The primary methods of competition in the field are service and price. NSIC attempts to price its products with other home service companies.

 Because of the increased costs associated with a home service company, premium rates are generally higher than ordinary products, so competition from these ordinary insurers must be met through service.

The property-casualty subsidiaries market their products through independent agents and brokers, concentrating on dwelling fire and nonstandard auto coverage. NSFC, though one of the larger writers of lower value dwelling fire insurance in Alabama, nevertheless faces a number of competitors in this niche. Moreover, larger general line insurers also compete with NSFC. The market share in states other than Alabama is small. Price is the primary method of competition. Due to the method of marketing through independent agents, commission rates and service to the agent are also important factors in whether the independent agent agrees to offer NSFC products over its competitors.

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

Item 3.  Legal Proceedings

The Company and its subsidiaries are named as parties to litigation related to the conduct of their insurance operations. Further information regarding details of pending suits can be found in note O to the consolidated financial statements.

Item 4.  Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The capital stock of the Company is traded in the Over-the-Counter (OTC) market. Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ). The trade symbol is NSEC.

The number of shareholders of the Company's capital stock as of January 31, 2000, was approximately 1,100.

               Stock Bid Prices     Dividends

               High       Low       Per Share

2000

First Quarter    $13 1/2    $11      $   .21
Second Quarter    12 1/4     11          .21
Third Quarter     17 1/8     12 1/2      .21
Fourth Quarter    19 1/4     13 1/4      .22




1999

First Quarter    $15        $12 3/16 $   .20
Second Quarter    12 3/16    11          .20
Third Quarter     13 1/4      9 1/4      .20
Fourth Quarter    14 1/4      9 7/8      .21

Item 6.  Selected Financial Data

             (Amounts in thousands, except per share)


Operating results                   2000          1999        1998          1997       1996
-----------------                  ------         -----       -----        -----       ----
     Net premiums earned ......   $  22,921    $  25,936    $  28,451    $  31,156   $  26,654
     Net investment income ....       4,434        4,354        4,351        4,204       3,935
     Net realized investment
          gains ...............       1,723        1,951        4,117        2,720       1,839
     Other income .............         597          385          385          695         582
                                  ---------    ---------    ---------    ---------   ---------
Total revenues ................   $  29,675    $  32,626    $  37,304    $  38,775   $  33,010
                                  =========    =========    =========    =========   =========

Net Income ....................   $   3,776    $   3,756    $     930    $   2,998   $   1,356
                                  ---------    ---------    =========    =========   =========

Net income per share ..........   $    1.84    $    1.83    $    0.42    $    1.28   $    0.58
                                  ---------    =========    =========    =========   =========


Other Selected Financial Data

Total shareholders' equity ....   $  43,780    $  41,888    $  41,968    $  46,352   $  40,519

Book value per share ..........   $   21.29    $   20.37    $   20.46    $   20.04   $   17.43

Dividends per share ...........   $    0.85    $    0.81    $    0.77    $    0.70   $    0.65

Net change in unrealized
     capital gains (net of tax)   ($    136)   ($  2,231)   ($    351)   $   4,556   $     968

Total assets ..................   $  97,563    $  98,105    $ 103,973    $ 106,958   $  98,219



Item 7.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included elsewhere herein.

Results of Operations

Consolidated Results of Operations:

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Consolidated net income for The National Security Group (The Company) was $3.776 million in 2000 compared to $3.756 million in 1999. On a per share basis earnings were $1.84 in 2000 compared to $1.83 in 1999. Operating results in The Company's property/casualty subsidiaries were much improved due to the elimination of several general agent auto programs, but a non-recurring charge incurred due to a management decision to strengthen reserves in certain blocks of industrial life policies decreased earnings by approximately $.29 per share. Realized capital gains in 2000 were $1.72 million compared to $1.95 million in 1999. Consolidated revenues were $29.7 million in 2000 compared to $32.6 million in 1999. The operating results of the subsidiaries are discussed in further detail in the sections that follow.

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

Industry Segment Data

Certain financial information for The National Security Group's three segments (life and accident and health insurance, property and casualty insurance, and other) is summarized as follows (amounts in thousands):


Premium revenues:                                  2000       %     1999       %      1998     %
                                                  -------   -----  -------   -----   -------  -----
Life and accident and health insurance.........   $ 4,594   20.1   $ 4,251   16.4   $ 3,837    13.5
Property and casualty insurance ...............   $18,326   79.9    21,685   83.6    24,614    86.5
                                                  -------   -----  -------   -----  -------   -----
                                                  $22,920  100.0   $25,936  100.0   $28,451   100.0

Income before taxes and cumulative effect adjustment:

                                                    2000     %        1999    %      1998       %
                                                  -------    -----    ----   -----  ------   ------
Life and accident and health insurance            $ 1,667    34.5  $ 2,556   56.6  $ 2,489    225.0
Property and casualty insurance ......            $ 3,917    80.9    2,365   52.4   (1,000)   (90.4)
Other ................................               (473)   (9.8)    (110)  (2.4)    (140)   (12.7)
     Interest expense ................               (267)   (5.6)    (295)  (6.6)    (243)   (21.9)
                                                    -----   ------    -----  -----    -----   ------
                                                  $ 4,844   100.0  $ 4,516   100.0  $ 1,106   100.0
                                                  =======   =====    =====   =====    =====   =====

Life and Accident and Health Insurance Operations:

The Company's life, accident and health insurance business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999:

Income before income taxes in 2000 was $1,667,000 compared to $2,556,000 in 1999. A one time charge for reserve increases on certain blocks of old industrial life insurance, which NSIC no longer sells, was the primary factor contributing to the decrease in income before income taxes.

NSIC increased premium income 8% to $4,594,000 in 2000 compared to $4,251,000 in 1999. Life insurance premium income increased 10.3% in 2000, and accident and health insurance decreased slightly compared to 1999. Life insurance sales through independent agents was the source of premium growth in NSIC in 2000.

As experienced in 1999, life insurance commission expense increased again in 2000. Life insurance issued by NSIC pays a higher commission in early years of the policy and the commission rate decreases in succeeding years. Since NSIC has experienced a large increase in new business volume, commission expense has increased.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998:

Income before income taxes in 1999 was $2,556,000 compared to $2,489,000 in 1998. Operating results for 1999 were very similar to 1998, with slightly higher realized capital gains producing the modest increase in income before income tax.

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

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999:

Net income before income tax was $3,917,000 in 2000 compared to $2,365,000 in 1999. Improved underwriting results for the second straight year was the primary factor contributing to the improvement in income before tax. The elimination of several unprofitable private passenger and commercial auto insurance programs run by managing general agents was the primary factor leading to the improvement in underwriting results.

Management terminated the contract of the last remaining auto general agent program in 2000. The program, which produced private passenger auto premium in Florida, was terminated due to continued poor underwriting results. The final policies in force on this program will expire by mid 2001. With the elimination of this program and other similar programs over the last two years management has significantly improved underwriting results.

The elimination of the general agent programs combined with slight decreases in other core lines of business led to a 16% decrease in earned premium in 2000 compared to 1999. However, in the last half of 2000 NSFC did begin to experience a slight turnaround in premium production in core lines of business, which management attributes to an increase focus on marketing to independent insurance agents. Also, the elimination of the unprofitable managing general agent programs greatly improved underwriting profitability.

In an effort to increase premium production in internally managed auto programs, as opposed the managing general agent form of distribution, Omega acquired 100% of the outstanding stock of Liberty Southern Insurance Company for a total cash purchase price of approximately $700,000. The purchase was consummated in the second quarter of 2000. With the purchase of Liberty Southern, Omega gained entry into the monthly bill private passenger auto market. The program is expected to produce $1,500,000 in direct written premium in 2001.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998:

Net income before income tax was $2,365,000 in 1999 compared to a pretax loss of $1,000,000 in 1998. An improvement in underwriting results and reduced litigation expenses were the major factors contributing to the improvement in pretax income.

NSFC had much improved underwriting results in the dwelling property lines of insurance compared to 1998. In 1998 NSFC incurred over $1,000,000 in tornado losses, while in 1999 tornado losses were minimal. NSFC also did not incur any significant hurricane losses in 1999. In 1998 NSFC incurred over $1,100,000 in hurricane losses. The decrease in hurricane and tornado losses of over $2 million led to much improved underwriting results in 1999 compared to 1998.

The automobile insurance programs had underwriting losses of over $1,500,000 in 1999. Several of these programs which were managed by independent managing general agents have been discontinued over the last year and management believes that future losses from the discontinued programs will be greatly reduced compared to losses incurred in 1998 and 1999. One program managed by a managing general agent was still in operation in Florida in 1999, but management terminated the agents contract in 2000. Company management expects to maintain a presence in the automobile insurance market, but future growth and expansion will be through the traditional independent agents with claims and underwriting functions managed and closely monitored by in-house personnel.

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

The results of these ratios for the past three years were:

                                           2000      1999       1998
                                          -----     -----       ----
     Loss and LAE Ratio                    61.6%     70.9%      87.0%
     Underwriting Expense Ratio            34.8%     35.8%      40.3%
                                         ------    -------      -----
     Combined Ratio                        96.4%    106.7%     127.3%

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

The combined ratio for 2000 compared to 1999 decreased over ten percentage points. This improvement is primarily attributable to the elimination of the previously mentioned managing general agent auto programs over the last two years, and no significant tornado or hurricane activity during the year.

The combined ratio for 1999 improved substantially compared to 2000. Catastrophe losses and very unfavorable underwriting results in private passenger and commercial automobile lines of business contributed to the higher combined ratio in 1998.

Asset Portfolio Review: The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. At December 31, 2000, the company's holdings in debt securities amounted to 66% of total investments and 57% of total assets. The following is a breakdown of the bond portfolio quality according to National Association of Insurance Commissioners (NAIC) Securities Valuation Office (SVO) rating standards, and the nationally recognized rating organization equivalents of Moody's and Standard and Poor's:

                            SVO Equivalents                        % of Total
                            ---------------
SVO Class             Moody's             Standard and Poor's     Bond Portfolio
---------             -------             -------------------     --------------
  1                   Aaa to A3                AAA to A-                   92.4
  2                   Baa to Baa3              BBB+ to BBB-                 6.1
  3                   Ba1 to Ba3               BB+ to BB-                   1.5
  4                   B1 to B3                 B+ to B-                     0.0
  5                   Caa to Ca                CCC+ to C                    0.0
  6                   C                        CI to D                      0.0

As of January 1, 1994, the Company adopted Financial Accounting Standards Board Statement 115 and reclassified a portion of its fixed maturity securities portfolio as "available-for-sale," with the remainder being classified as "held-to- maturity." With that reclassification, the fixed maturity securities classified as "available-for-sale" are carried at fair value and changes in fair values, net of related income taxes, are charged or credited to shareholders' equity (see Note D to the consolidated financial statements).

The insurance subsidiaries' fixed maturity securities include mortgage-backed bonds, primarily collateralized mortgage obligations (CMO's), of $11.4 million and $12.8 million at December 31, 2000 and 1999 respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Securities that are purchased at a premium to par value and prepay faster than expected will incur a reduction in yield or loss. Securities that are purchased at a discount to par value and prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

Market Risk Disclosures: Since the Company's assets and liabilities are largely monetary in nature, the Company's financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve and equity pricing risks.

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $25 million. If the market value of the S & P 500 Index decreased 10% from its December 31, 2000 value, the fair value of the Company's common stock would decrease by approximately $2.5 million.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note A presents additional disclosures concerning fair values of Financial Assets and Financial Liabilities, and is incorporated by reference herein.

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

The National Security Group's consolidated statement of cash flows indicate that operating activities (used) provided cash of $(422,000), $868,000, $(1,897,000) in 2000, 1999, and 1998 respectively. Those statements also classify the other sources and uses of cash by investing activities, and financing activities and disclose the amount of cash available at the end of the year to meet the Company's obligations.

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

The Company has notes payable of $2.4 million at December 31, 2000. The notes payable are to be repaid in quarterly installments over five years.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. On December 31, 2000, the Company had no known impairments of assets or changes in operation which would have a material adverse effect upon liquidity. Approximately 88% of the Company's assets are invested in cash, investment grade fixed income securities, short-term investments and broadly traded equity securities which are highly liquid. The values of these investments are subject to the conditions of the markets in which they are traded. Past fluctuations in these markets have had little effect on the liquidity of the Company. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

Except as discussed in Note O to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in note K to the consolidated financial statements, in 2000, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $1.2 million in the life insurance subsidiary and $2.4 million in the property/casualty insurance subsidiary. However, that condition poses no short-term or long-term liquidity concerns for the parent company.

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

                                            Ratio of Total Adjusted Capital to
                                               Authorized Control Level RBC
      Regulatory Event                            (Less Than or Equal to)
      ----------------                            -----------------------
      Company action level                                  2
      Regulatory action level                               1.5
      Authorized control level                              1
      Mandatory control level                               0.7

The ratios of Total  Adjusted  Capital to  Authorized  Control Level RBC for The
National   Security   Group's   life/health  and   property/casualty   insurance
subsidiaries are all in excess of eight to one at December 31, 2000.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $14.3 million and $15.2 million at December 31, 2000 and 1999, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 12.9 and 10.9 at December 31, 2000 and 1999 respectively. Accordingly, National Security Insurance Company meets the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $24.1 million and $23.4 million at December 31, 2000 and 1999, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 9.7 and 9.2 at December 31, 2000 and 1999 respectively. Accordingly, National Security Fire & Casualty Company meets the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $4.1 million and $3.2 million at December 31, 2000 and 1999, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 8.4 and 4.6 at December 31, 2000 and 1999 respectively. Accordingly, Omega One Insurance Company meets the minimum RBC requirements.

Item 8.  Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Consolidated Financial Statements:

Reports of Independent Certified Public Accountants ......................    19

Consolidated Statements of Income -
  Years Ended December 31, 2000, 1999, and 1998 ..........................    20

Consolidated Balance Sheets - December 31, 2000 and 1999 .................    21

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 2000, 1999, and 1998 ..........................    22

Consolidated Statements of Cash Flows -
  Years Ended December 31, 2000, 1999, and 1998 ..........................    23

Notes to Consolidated Financial Statements - December 31, 2000............    24

Financial Statement Schedules:

Reports of Independent Certified Public Accountants
  on Financial Statement Schedules .......................................    40

Schedule I.  Summary of Investments - December 31, 2000 and 1999..........    41

Schedule III.  Condensed Financial Information of Registrant -
  December 31, 2000 and 1999 .............................................    42

Schedule V.  Supplementary Insurance Information -
  December 31, 2000, 1999, and 1998 ......................................    46

Schedule VI.  Reinsurance - Years Ended December 31, 2000, 1999, and 1998.    47

All other Schedules are not required under related instructions or are inapplicable and therefore have been omitted.

                          INDEPENDENT AUDITORS REPORT



To the Board of Directors
and Shareholders of
The National Security Group, Inc.


We have audited the accompanying consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statement of income, shareholders equity and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Security Group, Inc. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Barfield, Murphy, Shank & Smith, P.C.
Birmingham, Alabama
February 16, 2001

               Report of Independent Certified Public Accountants


To the Board of Directors
and Shareholders of

The National Security Group, Inc.


We have audited the accompanying consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Security Group, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

DUDLEY, HOPTON-JONES, SIMS & FREEMAN, PLLP
Birmingham, Alabama
February 18, 2000


                                      19.1

                        THE NATIONAL SECURITY GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  (Dollars in thousands
                                                                except per share amounts)
                                                                Years Ended December 31,
                                                              2000         1999       1998
REVENUES
         Net premiums earned .............................   $22,921    $ 25,936    $ 28,451
         Net investment income ...........................     4,434       4,354       4,351
         Net realized investment gains ...................     1,723       1,951       4,117
         Other income ....................................       597         385         385
                                                              ------      ------      ------
                                                              29,675      32,626      37,304

BENEFITS AND EXPENSES
         Policyholder benefits paid or provided ..........    14,125      17,275      22,880
         Amortization of deferred policy acquisition costs     1,302       1,202       1,856
         Commissions .....................................     3,206       3,563       3,764
         General insurance expenses ......................     5,157       4,786       6,261
         Insurance taxes, licenses and fees ..............       774         987       1,194
         Interest expense ................................       267         297         243
                                                              ------      ------      ------
                                                              24,831      28,110      36,198
                                                              ------      ------      ------
         Income Before Income Taxes ......................     4,844       4,516       1,106


INCOME TAX EXPENSE
                Current ..................................       608         925         (43)
                Deferred .................................       460        (165)        219
                                                              ------      ------      ------
                                                               1,068         760         176
                                                              ------      ------      ------
              Net Income .................................   $ 3,776      $3,756       $ 930
                                                              ------      ======      ======

EARNINGS PER COMMON SHARE

              Net Income .................................   $  1.84      $ 1.83      $ 0.42
                                                              ======      ======      ======

See accompanying notes to consolidated financial statements.

                        THE NATIONAL SECURITY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                           (Dollars in thousands)
                                                                                                                December 31,

ASSETS                                                                                                    2000          1999

Investments
   Securities held-to-maturity at amortized cost (estimated fair value: 2000 - $29,035;
     1999 - $30,774) .................................................................................    $28,875     $30,911
   Securities available-for-sale, at estimated fair value (cost: 2000 - $38,311;
    1999 -$ 35,748) .................................................................................      51,648      46,612
Receivable for securities ............................................................................        143           0
Mortgage loans on real estate, at cost ...............................................................        116         112
Investment real estate, at book value (accumulated depr.: 2000 - $39; 1999 - $37) ....................      1,569       1,557
Policy loans .........................................................................................        692         669
Short-term investments ...............................................................................      1,675       2,129
                                                                                                           ------      ------
                                                                                     Total Investments     84,718      84,990

Cash .................................................................................................        954       1,383
Accrued investment income ............................................................................        881         830
Reinsurance recoverable ..............................................................................      3,534       4,687
Deferred policy acquisition costs ....................................................................      4,469       4,273
Prepaid reinsurance premiums .........................................................................        293         257
Other assets .........................................................................................      2,714       1,685
                                                                                                           ------     -------
                                                                                          Total Assets     97,563      98,105
                                                                                                           ======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Policy and claim reserves ............................................................................     41,918      44,939
Checks outstanding in excess of bank balance .........................................................      1,107         912
Other policyholder funds .............................................................................      1,488       1,526
Notes payable ........................................................................................      2,401       2,672
Accrued income taxes .................................................................................        336          53
Other liabilities ....................................................................................      3,114       3,101
Deferred income tax ..................................................................................      3,419       3,014
                                                                                                           ------      ------
                                                                                     Total Liabilities     53,783      56,217
Contingencies

Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding .................          0           0
Class A common stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding ..........          0           0
Common stock, $1 par value, 2,500,000 shares authorized and 2,339,848 shares issued
 and 2,055,811 outstanding ...........................................................................      2,340       2,340
Additional paid in capital ...........................................................................         17          17
Accumulated other comprehensive income ...............................................................      9,779       9,915
Retained earnings ....................................................................................     35,225      33,197
Treasury stock at cost (284,037 shares) ..............................................................     (3,581)     (3,581)
                                                                                                           ------      -------
                                                                            Total Shareholders' Equity     43,780      41,888
                                                                                                           ------      -------
                                                            Total Liabilities and Shareholders' Equity     97,563      98,105
                                                                                                           ======     =======



See accompanying notes to consolidated financial statements.

                        THE NATIONAL SECURITY GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                            (Dollars in thousands)
                                                --------------------------------------------------------------------------------
                                                --------------------------------------------------------------------------------
                                                                                    Accumulated
                                                                                      Other
                                                           Comprehensive  Retained  Comprehensive   Common      Paid-in   Treasury
                                                   Total      Income      Earnings   Income          Stock       Capital   Stock
                                                  --------    -------    ---------  ------------  ----------     -------   ------



Balance at December 31, 1998 .................    $41,968                $31,106     $12,146      $2,340          $17    $(3,641)
Comprehensive Income
     Net Income for 1999 .....................      3,756    $  3,756      3,756
     Other comprehensive income (net of tax)
         Unrealized loss on securities, net
         of reclassification adjustment ......     (2,231)     (2,231)                 (2,231)
                                                               ------
Comprehensive Income .........................               $  1,525
                                                               ======
     Cash dividends ($.81 per share) .........     (1,665)                (1,665)
     Treasury stock sold .....................         60                                                                     60
                                                   ------                 ------     ------       -----          -----   -------
Balance at December 31, 1999 .................    $41,888               $ 33,197    $ 9,915      $2,340          $  17   $(3,581)

Comprehensive Income
     Net Income for 2000 .....................      3,776      $3,776   $  3,776
     Other comprehensive income (net of tax)
         Unrealized loss on securities, net
          of reclassification adjustment .....       (136)       (136)                 (136)
                                                                -----
Comprehensive Income .........................                 $3,640
                                                                =====
     Cash dividends ($.85 per share) .........     (1,748)                (1,748)
                                                   ------                 -------     ------       -----           ----    -------
Balance at December 31, 2000 .................    $43,780               $ 35,225    $ 9,779      $2,340          $  17   $(3,581)
                                                   ======                 =======     ======      ======          =====    =======

                          THE NATIONAL SECURITY GROUP, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Year ended December 31,
                                                                                                 -----------------------------------
                                                                                                 -----------------------------------
                                                                                                    2000         1999          1998
Cash flows from operating activities:
Net income ..................................................................................     $  3,776    $  3,756     $    930

Adjustments to reconcile net income to net cash provided by
   operating activities:
    Change in accrued investment income .....................................................          (51)        (66)          69
    Change in reinsurance recoverable .......................................................        1,153       2,146        1,656
    Amortization of deferred policy acquisition costs .......................................        1,119       1,201        1,856
    Change in receivable for securities .....................................................         (143)          0            0
    Net realized gains on investments .......................................................       (1,941)     (2,024)      (4,117)
    Gain on disposal of property and equipment ..............................................          (32)          0            0
    Policy acquisition costs deferred .......................................................       (1,315)     (1,320)      (1,794)
    Change in current income taxes receivable ...............................................            0          75          (75)
    Change in prepaid reinsurance premiums ..................................................          (36)          9           75
    Depreciation and amortization expense ...................................................          115         219          142
    Change in policy liabilities and claims .................................................       (3,021)     (4,514)        (323)
    Change in income tax payable ............................................................          459          53         (147)
    Change in deferred income taxes .........................................................          284        (166)         219
    Change in other liabilities .............................................................           13         109         (694)
    Other, net ..............................................................................         (822)      1,390          306
                                                                                                     ------     ------       ------
                                  Net cash provided by (used in) operating activities .......         (442)        868       (1,897)
                                                                                                     ------     ------       ------
Cash flows from investing activities:
   Purchases of held-to-maturity securities .................................................         (668)     (3,759)      (4,881)
   Purchases of available-for-sale securities ...............................................       (7,139)    (10,189)      (5,731)
   Proceeds from maturities of held-to-maturity securities ..................................        2,622       3,805        4,501
   Proceeds from sales of available-for-sale securities .....................................        6,973      10,747       10,549
   (Purchase of)proceeds from real estate held for investment ...............................          (13)         71           15
   Proceeds from sales and maturities of short-term investments .............................          454       1,161          234
   Receipts from repayment of loans, net ....................................................          (27)         (1)         188
   Purchase of property and equipment .......................................................         (378)       (230)        (110)
   Proceeds from sale of property and equipment .............................................           51          36           18
                                                                                                     ------     ------        -----
                                            Net cash provided by investing activities .......        1,875       1,641        4,783

Cash flows from financing activities:
   Proceeds from short-term notes payable ...................................................            0           0        3,100
   Payments on notes payable ................................................................         (271)       (332)         (96)
   Change in other policyholder funds .......................................................          (38)       (109)         (94)
   Dividends paid ...........................................................................       (1,748)     (1,664)      (1,712)
   Change in treasury stock .................................................................            0          60       (3,251)
   Change in checks outstanding in excess of bank balances ..................................          195         136         (414)
                                                                                                     ------     ------       ------
                                               Net cash used in financing activities ........       (1,862)     (1,909)      (2,467)

                                                      Net (decrease) increase in cash .......         (429)        600          419

Cash at beginning of year ...................................................................        1,383         783          364
                                                                                                    ------      ------       ------
Cash at end of year .........................................................................     $    954    $  1,383     $    783
                                                                                                    ======      ======       ======
Cash paid during the year for:
   Interest .................................................................................     $    266    $    296     $     91
                                                                                                    ======      ======       ======
   Income taxes .............................................................................     $    500    $    630     $     97
                                                                                                    ======      ======       ======



See accompanying notes to consolidate financial statements.

                        THE NATIONAL SECURITY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:
National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO). NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega). Omega includes a wholly-owned subsidiary - Liberty Southern Insurance Company (LSIC). All significant intercompany transactions and accounts have been eliminated.

Description of Major Products

NSIC is licensed in the states of Alabama, Georgia, Mississippi, Texas and Florida and was organized in 1947 to provide life and burial insurance policies to the home service market. Premiums sold and serviced by company agents primarily include industrial life, larger ordinary life, accident and health, limited hospital, cancer and low valued life insurance. NSFC operates in various property and casualty lines, the most significant of which are low valued dwelling property, home service fire, nonstandard automobile physical damage and liability, nonstandard commercial, ocean marine and inland marine. Omega operates in property and casualty lines, the most significant of which is commercial auto liability. LSIC operates in automobile physical damage and liability lines.

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

Investments

The Company securities are classified in two categories and accounted for as follows:

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

Unrealized   holding   gains   and   losses,   net   of   tax,   on   securities
available-for-sale are reported as a net amount in a separate component of shareholders equity until realized.

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

Disclosures About Fair Value of Financial Instruments

SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Companys entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

SFAS No. 107 excludes certain financial instruments, particularly insurance liabilities other than financial guarantees and investment contracts, from its disclosure requirements. In evaluating the Company management of interest rate and liquidity risk, the fair values of all assets and liabilities should be taken into consideration.

The fair values of cash, cash equivalents, short-term investments and balances due on accounts from agents, reinsurers and others approximate their carrying amounts as reflected in the consolidated balance sheets due to their short-term availability or maturity.

The fair values of debt and equity securities have been determined using values supplied by independent pricing services and are disclosed together with carrying amounts in Note D.

The fair value of the mortgage loan portfolio was approximately equal to the carrying amount of $116,000 on December 31, 2000 and $112,000 on December 31, 1999.

As of December 31, 2000 and 1999, the fair value of policy loans approximated their carrying amount of $692,000 and $669,000, respectively.

The fair value of other policyholder funds on deposit is estimated to approximate their carrying amount of $1,488,000 on December 31, 2000 and $1,526,000 on December 31, 1999.

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

                        THE NATIONAL SECURITY GROUP, INC.

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

Policy Liabilities

The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

         Years of Issue                                Interest Rate
            1947 - 1968                                       4%
            1969 - 1978                                 6% graded to 5%
            1979 - 2000                                 7% graded to 6%

Mortality assumptions include various percentages of the 1955-60 and 1965-70 Select and Ultimate Basic Male Mortality Table. Withdrawal assumptions are based on the Companys experience.

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

Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding was 2,055,811 in 2000 and 1999 and 2,228,940 in 1998.

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

                        THE NATIONAL SECURITY GROUP, INC.

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Reinsurance - Continued

In the normal course of business, NSIC seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage contracts. NSIC retains a maximum of $30,000 of coverage per individual life. The cost of reinsurance is amortized over the contract period of the reinsurance.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on the previously reported net income or shareholder equity.

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

Recently Issued Accounting Standards

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which deferred, for one year, the effective date for the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair values. The Company will be required to adopt this standard for financial statements issued beginning the first quarter of fiscal year 2001. The Company is currently evaluating the effect the standard will have on its financial statements.

NOTE B - BUSINESS COMBINATION

During the second quarter of 2000, Omega acquired 100% of the outstanding stock of Liberty Southern Insurance Company (LSIC) for a total cash purchase price of approximately $700,000. Effective December 31, 2000, all insurance related assets and liabilities of LSIC were transferred to Omega as the result of a novation. This transaction was approved by the Alabama Department of Insurance during a hearing relating to the acquisition of LSIC by Omega.

The purchase of LSIC was accounted for by the purchase method, whereby the underlying assets acquired and liabilities assumed from the purchased corporation are recorded by Omega at their fair value. The excess of the amount paid over the fair value of LSICs identifiable net assets was approximately $200,000, which has been recorded as a charge to earnings in year 2000. The operating results of LSIC have been included in the Company consolidated financial statements since the date of acquisition. The purchase agreement provides for additional consideration to be paid the former stockholders contingent upon specified premium growth of the LSIC block of business.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE B - BUSINESS COMBINATION - CONTINUED

When the contingency is resolved and additional consideration is distributable, Omega shall record the current fair value of the consideration issued or issuable as additional cost of the LSIC acquisition.

Pro forma results of consolidated operations for 2000 and 1999, assuming the LSIC acquisition was made at the beginning of each year, is as follows:

                                  2000            1999
                                  ----            ----
Net premiums earned             $23,817         $26,778
Income before taxes             $ 4,653         $ 4,450
Net Income                      $ 3,585         $ 3,690
Earnings per common share       $  1.74         $  1.79



NOTE C - STATUTORY ACCOUNTING PRACTICES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which vary in certain respects from reporting practices prescribed or permitted by insurance regulatory authorities. The significant differences for statutory reporting include: (a) acquisition costs of acquiring new business are charged to operations as incurred, (b) life policy liabilities are established utilizing interest and mortality factors specified by regulatory authorities, (c) the Asset Valuation Reserve (AVR) and the Interest Maintenance Reserve (IMR) are recorded as liabilities, (d) deferred income taxes are not provided, and (e) non-admitted assets (furniture and equipment, agents debit balances and prepaid expenses) are charged directly to surplus.

Statutory  net  gains  from  operations  and  capital  and  surplus,   excluding
intercompany transactions, are summarized as follows:


                                                                        (Dollars in thousands)
                                                                        Year Ended December 31,
                                                                      2000       1999      1998

Net gain from operations:
NSIC - including realized capital gains of $986, $818 and $658,
  respectively                                                       $1,016     $2,092     $2,082
                                                                     ======     ======     ======
NSFC - including realized capital gains of $709, $684 and
  $3,163 respectively                                                $2,140     $1,703     $  657
                                                                     ======     ======     ======
OMEGA - including realized capital gains of $257, $480, and
  $504, respectively                                                 $1,155    $   231    $(1,420)
                                                                     ======     ======     ======
LSIC                                                                 $    8    $     0    $     0
                                                                     ======     ======     ======
Statutory capital and surplus:
NSIC - including AVR of $1,780, $2,639 and $2,458,
  respectively                                                      $14,925    $15,202    $14,505
                                                                     ======     ======     ======
NSFC                                                                $24,170    $23,443    $25,072
                                                                     ======     ======     ======
OMEGA                                                               $ 4,079    $ 3,182    $ 3,210
                                                                     ======     ======     ======
LSIC                                                                $   500    $     0    $     0
                                                                     ======     ======     ======



The above amounts exclude allocation of overhead from the Company. NSIC, NSFC, Omega and LSIC are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE D - INVESTMENT SECURITIES

The amortized cost and aggregate fair values of investments in securities are as follows:


                                                                                            (Dollars in thousands)
                                                                                               December 31, 2000
                                                                        -----------------------------------------------------------
                                                                        -----------------------------------------------------------
                                                                                             Gross      Gross
                                                                               Amortized   Unrealized  Unrealized   Fair
                                                                                  Cost       Gains      Losses      Value
Available-for-sale securities:
   Corporate debt securities ................................................    $10,870    $   120    $  (418)    $10,572
   Obligations of states and political subdivisions .........................      2,447         40        (28)      2,459
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies ..............................     13,450        255        (51)     13,654
   Equity securities ........................................................     11,544     14,628     (1,209)     24,963
                                                                                  ------     ------     -------    -------
                                                               Total ........    $38,311    $15,043    $(1,706)    $51,648
                                                                                  ======     ======     =======    =======
Held-to-maturity securities:
   Corporate debt securities ................................................    $10,683    $   116    $  (108)    $10,691
   Obligations of states and political subdivisions .........................      4,338        245        (66)      4,517
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies ..............................     13,854        113       (140)     13,827
                                                                                  ------     ------     -------    -------
                                                               Total ........    $28,875    $   474    $  (314)    $29,035
                                                                                 =======    =======     =======    =======

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
                                                                               Amortized   Unrealized  Unrealized   Fair
                                                                                  Cost       Gains      Losses      Value
Available-for-sale securities:
   Corporate debt securities ................................................    $ 8,735    $    10    $  (751)    $ 7,994
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies ..............................     14,330          2       (390)     13,942
   Equity securities ........................................................     12,683     15,950       (957)     27,676
                                                                                 -------    -------    --------    -------
                                                               Total ........    $35,748    $15,962    $(2,098)    $49,612
                                                                                 =======    =======    ========    =======



                        THE NATIONAL SECURITY GROUP, INC.

NOTE D - INVESTMENT SECURITIES - CONTINUED

                                                                                            (Dollars in thousands)
                                                                                               December 31, 1999
                                                                        -----------------------------------------------------------
                                                                        -----------------------------------------------------------
                                                                                             Gross      Gross
                                                                               Amortized   Unrealized  Unrealized   Fair
                                                                                  Cost       Gains      Losses      Value
Held-to-maturity securities:
   Corporate debt securities ................................................    $11,418    $    20    $  (220)    $11,218
   Obligations of states and political subdivisions .........................      4,297        246       (120)      4,423
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies ..............................     15,196          8        (71)     15,133
                                                                                 -------     -------    -------    -------
                                                               Total ........    $30,911    $   274    $  (411)    $30,774
                                                                                 =======     =======    =======    =======


The amortized cost and aggregate fair value of debt securities at December 31, 2000, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                        (Dollars in Thousands)
                                                                                      -----------------------
                                                                                      -----------------------
                                                                                         Amortized   Fair
Available-for-sale securities:                                                              Cost     Value
   Due in one year or less ...........................................................   $     0   $     0
   Due after one year through five years .............................................     5,927     5,852
   Due after five years through ten years ............................................    13,171    13,215
   Due after ten years ...............................................................     7,669     7,618
                                                                                          -------   -------
                                                                                 Total   $26,767   $26,685
                                                                                          =======  =======

Held-to-maturity securities:
   Due in one year or less ...........................................................   $ 1,059   $ 1,071
   Due after one year through five years .............................................     9,539     9,622
   Due after five years through ten years ............................................     7,083     7,149
   Due after ten years ...............................................................    11,194    11,193
                                                                                         -------   -------
                                                                                 Total   $28,875   $29,035
                                                                                         =======   =======


Gross gains of  $2,715,057  and  $2,041,304  and gross  losses of  $774,196  and
$30,319   for  2000  and  1999,   respectively,   were   realized  on  sales  of
available-for-sale-securities.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE E - NET INVESTMENT INCOME

Major categories of investment income are summarized as follows:

                                                     (Dollars in thousands)
                                                     Year ended December 31,
                                                 ------------------------------
                                                 ------------------------------
                                                    2000       1999      1998


Fixed maturities ..............................   $ 3,629    $ 3,567    $ 3,503
Equity securities .............................       642        630        682
Mortgage loans on real estate .................         7          9         17
Investment real estate ........................       142         18         18
Policy loans ..................................        43         33         38
Other, principally short-term investments .....       121        129        136
                                                    ------    ------      ------
                                                    4,584      4,386      4,394

Less: Investment expenses .....................      (150)       (32)       (43)
                                                    ------    ------      ------
Net investment income .........................   $ 4,434    $ 4,354    $ 4,351
                                                    ======    ======      ======

An analysis of investment gains follows:
                                                       Year ended December 31,
                                                    2000       1999       1998
Net realized investment gains (losses):
   Fixed maturities ...........................   $  (419)   $   (16)   $    53
   Other, principally equity securities .......     2,142      1,967      4,064
                                                    ------    ------      ------
                                                  $ 1,723    $ 1,951    $ 4,117
                                                    ======    ======      ======


An analysis of net decrease in unrealized appreciation on available-for-sale securities follows:


                                                                                                 Year ended December 31,
                                                                                          --------------------------------------
                                                                                          --------------------------------------
                                                                                               2000            1999          1998

Change in unrealized appreciation on available-for-
   sale securities before deferred tax .......................................              $ ( 191)         $(3,196)       $ (502)
Deferred income tax ..........................................................                   55              965           151
                                                                                              ------           ------       ------
Change in unrealized appreciation on available-for-
   sale securities ...........................................................              $ ( 136)         $(2,231)       $ (351)
                                                                                              ======           ======       =======


                        THE NATIONAL SECURITY GROUP, INC.

NOTE F - INCOME TAXES

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:


                                                                                                 (Dollars in thousands)
                                                                                                 Year ended December 31,
                                                                                          --------------------------------------
                                                                                          --------------------------------------
                                                                                        2000                1999             1998

Federal income tax rate applied to pre-tax income .........................           $ 1,647            $ 1,535            $   376
Dividends received deduction and tax-exempt interest ......................              (213)              (198)              (174)
Alternative minimum tax effect ...........................................                  0                  0                468
Small life insurance company deduction ....................................              (209)              (410)              (440)
other, net ................................................................              (157)              (167)              ( 54)
                                                                                      --------           --------           --------
Federal income tax expense ................................................           $ 1,068            $   760            $   176
                                                                                      ========           ========           ========

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant differences representing deferred assets and liabilities are as follows:

                                                      (Dollars in Thousands)
                                                    ---------------------------
                                                    ---------------------------
                                                       Year ended December 31,
                                                      2000                 1999
                                                    ---------------------------

Deferred policy acquisition costs                  $ (1,519)         $   (1,453)
Policy liabilities                                      419                 488
Unearned premiums                                       383                 327
Claim liabilities                                       432                 548
General insurance expenses                              694                 712
Alternative minimum tax credit carryforward              67                 314
Unrealized gains on securities available-for-sale    (3,895)             (3,950)
                                                    --------           --------
Net deferred tax liabilities                      $  (3,419)         $   (3,014)
                                                    ========           ========

                        THE NATIONAL SECURITY GROUP, INC.

NOTE F - INCOME TAXES - CONTINUED

The appropriate income tax effects of changes in temporary differences are as follows:

                                                Year ended December 31,
                                                ----------------------
                                                ----------------------
                                               2000     1999     1998

Deferred policy acquisition costs ..........  $   66    $  41    $ (22)
Policy liabilities .........................      69      (25)      56
Unearned premiums ..........................     (56)     113        2
General insurance expenses .................      18       (1)     222
Alternative minimum tax credit carryforward      247     (314)       0
Claim liabilities ..........................     116       21     ( 39)
                                               ------ --------   -------
                                               $ 460  $  (165)   $ 219
                                               ====== ========   =======

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus". The aggregate balance in this account, $3,720,000 at December 31, 2000, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred income tax liability not recognized is approximately $1,270,000 at December 31, 2000.


NOTE G - LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

                                                        (Dollars in thousands)
                                                        2000            1999
                                                        ----            ----
Note payable to bank with 7% interest rate
dated October 9, 1998; matures May 28, 2004.
Payments of $63,575 due quarterly. Unsecured.         $2,208          $2,300

Note payable to bank with a 7.44% interest rate
dated February 25, 1998; matures February 26, 2003.
Payments of $45,374 due quarterly.  Unsecured.           193             372
                                                      ------          ------
                                                      $2,401          $2,672
                                                      ======          ======


Aggregate annual maturities on long-term debt for each of the four years subsequent to December 31, 2000 are as follows (dollars in thousands):
2001-$273, 2002-$131, 2003-$118, 2004-$1879.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE H - POLICY AND CLAIM RESERVES

At December 31, policy and claim reserves consisted of the following:

                                                         (Dollars in thousands)
                                                          2000            1999
                                                          ----            ----
Benefit and loss reserves
  Property and casualty ......................          $15,409          $18,471
  Accident and health ........................              301              285
  Life and annuity ...........................           19,486           18,701
Unearned premiums ............................            6,364            7,088
Policy and contract claims ...................              358              394
                                                        -------          -------
                                                        $41,918          $44,939
                                                        =======          =======
The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense for the years ended December 31:

                                                        (Dollars in thousands)
                                                --------------------------------
                                                 2000         1999         1998

Claims and claim adjustment expense
  reserves at beginning of year                 $18,471     $21,528     $21,860
Less reinsurance recoverables on
  unpaid losses                                   3,907       5,889       7,146
                                                 ------      ------      ------
Net balances at beginning of year                14,564      15,639      14,714
Provision for claims and claim adjustment
  expenses for claims arising in current year    14,465      15,859      22,194
Estimated claims and claims adjustment
  expenses for claims arising in prior years     (5,411)     (3,074)     (3,855)
                                                 ------      ------      ------
Total increases                                   9,054      12,785      18,339
Claims and claim adjustment expense
  payments for claims arising in:
    Current year                                  8,792       9,934      13,536
    Prior years                                   2,509       3,926       3,878
                                                 ------      ------      ------
Total payments                                   11,301      13,860      17,414
                                                 ------      ------      ------
Net balance at end of year                       12,317      14,564      15,639
Plus reinsurance recoverables on
  unpaid losses                                   3,092       3,907       5,889
                                                 ------      ------      ------
Claims and claim adjustment expense
  reserves at end of year                       $15,409     $18,471     $21,528
                                                 ======      ======      ======

                        THE NATIONAL SECURITY GROUP, INC.

NOTE H - POLICY AND CLAIM RESERVES - CONTINUED

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

NOTE I - REINSURANCE

The Companys insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term. Property and casualty reinsurance is placed on both a quota-share and excess of loss basis. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of reinsurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvencies. At December 31, 2000, reinsurance receivables with a carrying value of $912,000 and prepaid reinsurance premiums of $293,000 were associated with a single reinsurer. The amounts of recoveries pertaining to reinsurance contracts that were deducted from losses incurred during 2000, 1999 and 1998 were approximately $605,000, $1,819,000, and $2,203,000, respectively.


The effect of reinsurance on premiums written and earned was as follows:

                                    (Dollars in Thousands)
                                            2000
                       ----------------------------------------------------
                       ----------------------------------------------------
                                  NSIC                       NSFC
                       ----------------------- ----------------------------
                       ----------------------- ----------------------------
                        Written       Earned      Written         Earned

Direct ...........       $4,456      $  4,645      $ 18,951      $ 20,628
Assumed ..........         --            --            --            --
Ceded ............          (51)          (51)       (1,460)       (2,302)
                         ------       -------      --------      --------
Net ..............       $4,405      $  4,594      $ 17,491      $ 18,326
                         ======       =======      ========      ========

                        THE NATIONAL SECURITY GROUP, INC.

NOTE I - REINSURANCE - CONTINUED

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
                         ======       ======       ========      ========



NOTE J - EMPLOYEE BENEFIT PLAN

In 1989, the Company and its subsidiaries established a retirement savings plan and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees who have completed one year of service at January 1 or July 1 are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Contributions for 2000, 1999, and 1998 amounted to $127,000, $161,000, and $61,000, respectively. Contributions are at the Board of Directors discretion subject to governmental limitations.

In 1987, the Company established a deferred compensation plan for its Board of Directors. The Board members have an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award. Costs of the deferred compensation plan for 2000, 1999, and 1998 amounted to approximately $54,755, $48,490, and $90,300, respectively.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE K - REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2000, NSICs retained earnings unrestricted for the payment of dividends in 2001 amounted to $1,254,587. NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. As a result, dividends from NSFC to the Company are limited to $2,417,050 in 2001.

Securities with market values of $3,745,717 and $3,060,389, at December 31, 2000 and 1999, respectively, were deposited with various states pursuant to statutory requirements.

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

Under applicable Alabama insurance laws and regulations, LSIC is required to maintain a minimum total surplus (to include both paid-in and contributed and unassigned surplus) of $500,000.


NOTE L - SHAREHOLDERS EQUITY

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

                        THE NATIONAL SECURITY GROUP, INC.

NOTE M - INDUSTRY SEGMENTS

The Company and its subsidiaries operate primarily in the insurance industry. Premium revenues and operating income by industry segment for the years ended December 31, 2000, 1999 and 1998 are summarized below:


                                                     (Dollars in thousands)
                                                     Year ended December 31,
                                                       2000      1999     1998
                                                       ----     -----    ------
Premium Revenues:
  Individual life and accident and health insurance   $ 4,595 $ 4,251   $ 3,837
  Property and casualty insurance                      18,326  21,685    24,614
                                                       ------  ------    ------
                                                      $22,921 $25,936   $28,451
                                                       ------  ======    ======

Income (loss) before income taxes:
  Individual life and accident and health insurance   $ 1,667   $2,556   $2,489
  Property and casualty insurance                       3,917    2,365   (1,000)
  Other                                                  (473)    (110)    (140)
                                                       ------    ------   ------
                                                        5,111    4,811    1,349
                                                         (267)    (295)    (243)
                                                       ------    ------   ------
  Interest expense                                    $ 4,844    $4,516   $1,106
                                                       ======    ======   ======

Assets
  Individual life and accident and health insurance   $42,150   $41,323  $41,935
  Property and casualty insurance                      55,256    56,714   61,842
  Other                                                   157        68      196
                                                       ------    ------   ------
                                                      $97,563   $98,105 $103,973
                                                       ======    ======   ======

Amortization of deferred policy acquisition costs and
  depreciation expense:
    Individual life and accident and health insurance $   (61)    $ (252)  $ 450
    Property and casualty Insurance                     1,406      1,615   1,599
                                                       ------     ------  ------
                                                      $ 1,345     $1,363  $2,049
                                                       ======     ======  ======

Capital expenditures are not material, and consequently, are not reported.


NOTE N - COMMITMENT

During the second quarter of 2000, NSIC submitted a bid proposal to the Florida Life and Health Insurance Guaranty Association to acquire certain in-force premium-paying life insurance business of Central Life Insurance Company of Florida. NSIC was notified of being awarded the business subject to negotiation of the details and approval of the Florida Insurance Department for an Assumption Reinsurance Agreement. NSIC submitted their bid based on investing in five-year Treasury bonds to match the asset and liability responsibility of the business. Because of continued delays by the Florida Insurance Department and the continued decrease in the interest rates, NSIC has requested an adjustment to their bid. NSIC anticipates a closing date during the first quarter of 2001.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE O - CONTINGENCIES

The Company and its subsidiaries continue to be named as parties to litigation related to the conduct of their insurance operations. These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Company subsidiaries, and miscellaneous other causes of action. Most of these lawsuits include claims for punitive damages in addition to other specified relief.

NSFC, a subsidiary of the Company, was named as a defendant in a purported class action filed in Lee County, Alabama. On January 4, 2000, the Circuit Court of Lee County preliminarily approved a consent settlement to this action and the settlement was finalized in the second quarter of 2000. A provision for this settlement was reflected in the 1999 results of operations of the Company.

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

The company establishes and maintains reserves on contingent liabilities. In many instances, however, it is not feasible to predict the ultimate outcome with any degree of accuracy. While a resolution of these matters may significantly impact consolidated earnings and the Company consolidated financial position, it remains managements opinion, based on information presently available, that the ultimate resolution of these matters will not have a material impact on the Company consolidated financial position. However, it should be noted that instances of class action lawsuits against insurance companies appear to be increasing in several states in which insurance subsidiaries of the company operate.

NOTE P - CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts primarily with banks located in Alabama. The total cash balances are insured by the FDIC up to $100,000 per bank. The Company had cash balances on deposit with Alabama banks at December 31, 2000 that exceeded the balance insured by the FDIC in the amount of $802,797.

                          INDEPENDENT AUDITORS REPORT
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
and Shareholders of
The National Security Group, Inc.


Under date of  February  16,  2001,  we  reported  on the  balance  sheet of The
National Security Group, Inc. as of December 31, 2000, and the related statements of income, shareholder equity and cash flows for the year then ended, which are included in this Form 10-K. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Barfield, Murphy, Shank & Smith, P.C.

Birmingham, Alabama
February 16, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
and Shareholders of

The National Security Group, Inc.


Under date of  February  18,  2000,  we  reported  on the  balance  sheet of The
National Security Group, Inc. as of December 31, 1999, and the related statements of income, shareholder equity and cash flows for each of the years in the two-year period ended December 31, 1999, which are included in this Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Dudley, Hopton-Jones, Sims & Freeman PLLP


Birmingham, Alabama
February 18, 2000





                                      40.1

                        THE NATIONAL SECURITY GROUP, INC.
                SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)



                                                December 31, 2000           December 31, 1999
                                              -------------------------  -------------------------

                                                             Amount per                 Amount per
                                             Original  Fair    Balance  Original  Fair    Balance
                                               Cost    Value    Sheet     Cost    Value    Sheet
                                              ------   ------   -----    -----    ------  -------
Securities Held to Maturity:

United States government ..................   14,080   14,093   14,104   14,421   14,433   14,425
States, municipalities and
   political subdivisions .................    4,037    4,214    4,052    4,983    5,122    5,068
Public Utilities ..........................    1,597    1,570    1,595    1,721    1,637    1,731
Industrial and Miscellaneous ..............    9,075    9,158    9,124    9,572    9,580    9,687
                                              ------   ------   ------   ------   ------   ------
Total Securities Held to Maturity .........   28,789   29,035   28,875   30,697   30,772   30,911
                                              ------   ------   ------   ------   ------   ------

Securities Available for Sale:

Equity Securities:
Public utilities ..........................    1,443    3,345    3,345    2,367    4,738    4,738
Banks and insurance companies .............    1,952    5,500    5,500    1,952    5,104    5,104
Industrial and all other ..................    8,150   16,118   16,118    8,479   17,834   17,834
                                              ------   ------   ------   ------   ------   ------
Total equity securities ...................   11,545   24,963   24,963   12,798   27,676   27,676
                                              ------   ------   ------   ------   ------   ------

Debt Securities:
United States government ..................   13,450   13,654   13,654   12,904   12,610   12,610
States, municipalities and
   political subdivisions .................    2,447    2,459    2,459    1,425    1,331    1,331
Public Utilities ..........................      191      196      196      400      400      400
Industrial and Miscellaneous ..............   10,680   10,376   10,376    8,335    7,594    7,594
                                              ------   ------   ------   ------   ------   ------
Total Debt Securities .....................   26,768   26,685   26,685   23,064   21,935   21,935
                                              ------   ------   ------   ------   ------   ------

Total Available for Sale ..................   38,313   51,648   51,648   35,862   49,611   49,611
                                              ------   ------   ------   ------   ------   ------

Total Securities ..........................   67,102   80,683   80,523   66,559   80,883   80,522
Receivable for securities ................       143               143        0                 0
Mortgage loans on real estate .............      116               116      112               112
Investment real estate ....................    1,569             1,569    1,557             1,557
Policy loans ..............................      692               692      669               669
Short term investments ....................    1,675             1,675    2,129             2,129
                                              ------            ------   ------            ------
                    Total investments .....   71,297            84,718   71,026            84,989
                                              ======            ======   ======            ======

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                  December 31,
                                                              ------------------
                                                               2000        1999
                                                              -----       ------
Assets
     Cash ..............................................     $    66     $    68
     Investment in subsidiaries (equity method)
       eliminated upon consolidation ...................      46,481      44,904
     Other assets ......................................         458         390
                                                             -------     -------

        Total Assets ...................................     $47,005     $45,362
                                                             =======     =======

Liabilities and Shareholders' Equity
     Accrued general expenses ..........................     $   824     $   802
       Notes Payable ...................................       2,401       2,672
                                                             -------     -------

     Total Liabilities .................................       3,225       3,474
                                                             -------     -------

     Total Shareholders' Equity ........................     $43,780     $41,888
                                                             -------     -------

     Total Liabilities and Shareholders' Equity ........     $47,005     $45,362
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

See  accompanying  "Notes to Condensed  Financial  Information  of
Registrant"

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                         For the Years Ended December 31,
                                                         --------------------------------
                                                             2000       1999       1998
                                                            -------    -------    -------
Income
    From subsidiaries-eliminated upon consolidation
    Dividends ...........................................   $ 2,400    $ 2,300    $ 2,000
                                                            -------    -------    -------

Expenses
       State taxes ......................................        13         26         26
    Other expenses ......................................       454        304        113
                                                            -------    -------    -------
                                                                467        330        139
                                                            -------    -------    -------
Income before income taxes and equity in
    undistributed earnings of subsidiaries ..............     1,933      1,970      1,861
Income tax benefit ......................................      (129)       (17)       (73)
                                                            -------    -------    -------

Income before equity in undistributed earnings
    of subsidiaries .....................................     2,062      1,987      1,934
Equity in undistributed (losses) earnings of subsidiaries     1,714      1,769     (1,004)
                                                            -------    -------    -------

        Net Income ......................................   $ 3,776    $ 3,756    $   930
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

See accompanying "Notes to Condensed Financial Information of Registrant"

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                           For the Years Ended December 31,
                                                           --------------------------------
                                                             2000        1999       1998
                                                            -------    -------    -------
Cash flows from operating activities:
Net income ..............................................   $ 3,776    $ 3,756    $   930
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in undistributed loss (income) of subsidiaries    (1,714)    (1,769)     1,004
    Change in other assets ..............................       (68)       (33)        23
    Change in other liabilities .........................        22        (69)       (45)
                                                            -------    -------    -------
                           Net cash provided by
                           operating activities .........     2,016      1,885      1,912
                                                            -------    -------    -------

Cash flows from financing activities:
Proceeds from notes payable .............................         0          0      3,100
Payments on notes payable ...............................      (271)      (332)       (96)
Purchase of treasury stock ..............................         0         60     (3,251)
Cash dividends ..........................................    (1,747)    (1,664)    (1,713)
                                                            -------    -------    -------
                               Net cash used in
                           financing activities .........    (2,018)    (1,936)    (1,960)
                                                            -------    -------    -------

Net increase in cash and cash equivalents ...............        (2)       (51)       (48)

Cash and due from banks at beginning of year ............        68        119        167
                                                            -------    -------    -------

Cash and due from banks at end of year ..................   $    66    $    68    $   119
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

Note 2-Cash Dividends from Subsidiaries

     Dividends of $2.4 million in 2000, $2.3 million in 1999 and $2 million in 1998 were paid to the Registrant by its subsidiaries.

                        THE NATIONAL SECURITY GROUP, INC.
         SCHEDULE V. SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
                             (Amounts in thousands)

                                                                                                                       Policy Claims
                                                                        Deferred          Future                         and Other
                                                                       Acquisition        Policy           Unearned      Benefits
                                                                          Costs           Benefits         Premiums       Payable
                                                                       ----------         --------         --------       --------
At December 31, 2000:
         Life and accident and health insurance ................          $ 3,240          $19,787          $     0          $   358
         Property and casualty insurance .......................            1,229                0            6,364           15,409
                                                                          -------          -------          -------          -------
         Total .................................................          $ 4,469          $19,787          $ 6,364          $15,767
                                                                          =======          =======          =======          =======

At December 31, 1999:
         Life and accident and health insurance ................          $ 2,881          $18,987          $     0          $   394
         Property and casualty insurance .......................            1,392                0            7,088           18,471
                                                                          -------          -------          -------          -------
         Total .................................................          $ 4,273          $18,987          $ 7,088          $18,865
                                                                          =======          =======          =======          =======

At December 31, 1998:
         Life and accident and health insurance ................          $ 2,588          $18,833          $     0          $   347
         Property and casualty insurance .......................            1,566                0            8,745           21,528
                                                                          -------          -------          -------          -------
         Total .................................................          $ 4,154          $18,833          $ 8,745          $21,875
                                                                          =======          =======          =======          =======



                                                                                              Commissions,
                                                                                  Benefits,   Amortization  General
                                                                                   Claims,    of Deferred   Expenses,
                                                   Net                            Losses and    Policy       Taxes,
                                                  Premium    Investment  Other     Settlement Acquisition   Licenses  Premiums
                                                  Revenue     Income     Income     Expenses    Costs       and Fees   Written
                                                  --------   --------    -------   --------    -------      -------   --------
For the year ended December 31, 2000:
  Life and accident and health insurance ......    $ 4,594    $ 2,160    $    11    $ 3,263    $   970      $ 2,430    $ 4,405
  Property and casualty insurance .............     18,327      2,274        586     10,862      3,538        3,292     17,491
  Other .......................................          0          0          0          0          0          476          0
                                                   -------    -------    -------    -------    -------      -------    -------
  Total .......................................    $22,921    $ 4,434    $   597    $14,125    $ 4,508      $ 6,198    $21,896
                                                   =======    =======    =======    =======    =======      =======    =======

For the year ended December 31, 1999:
  Life and accident and health insurance ......    $ 4,252    $ 2,124    $     2    $ 2,404    $   593      $ 1,895    $ 3,998
  Property and casualty insurance .............     21,685      2,230        383     14,871      4,172        3,845     20,036
  Other .......................................          0          0          0          0          0          330          0
                                                   -------    -------    -------    -------    -------      -------    -------
  Total .......................................    $25,937    $ 4,354    $   385    $17,275    $ 4,765      $ 6,070    $24,034
                                                   =======    =======    =======    =======    =======      =======    =======

For the year ended December 31, 1998:
  Life and accident and health insurance ......    $ 3,837    $ 2,018    $     4    $ 2,130    $ 1,104      $ 1,736    $ 3,831
  Property and casualty insurance .............     24,614      2,333        381     20,750      4,516        5,816     24,582
  Other .......................................          0          0          0          0          0          146          0
                                                   -------    -------    -------    -------    -------      -------    -------
  Total .......................................    $28,451    $ 4,351    $   385    $22,880    $ 5,620      $ 7,698    $28,413
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

                        THE NATIONAL SECURITY GROUP, INC.
                     SCHEDULE VI. REINSURANCE (CONSOLIDATED)
                             (Amounts in thousands)

                                                                                                                          Percentage
                                                                                      Ceded         Assumed                of Amount
                                                                        Gross        to Other      from Other      Net      Assumed
                                                                        Amount      Companies      Companies      Amount     to Net
                                                                      ----------    ----------     ---------     --------    ------
For the year ended December 31, 2000:
Life insurance in force ..........................................    $155,924      $  5,320      $      0      $150,604        0.0%
                                                                       ========      ========      ========      ========      ===

Premiums:
         Life insurance and accident and health insurance ........    $  4,645      $     51      $      0      $  4,594        0.0%
         Property and casualty insurance .........................      20,629         2,302             0        18,327        0.0%
                                                                       --------      --------      --------      --------      ---

         Total premiums ..........................................    $ 25,274      $  2,353      $      0      $ 22,921        0.0%
                                                                       ========      ========      ========      ========      ===


For the year ended December 31, 1999:
Life insurance in force ..........................................    $146,096      $  5,449      $      0      $140,647        0.0%
                                                                       ========      ========      ========      ========      ===

Premiums:
         Life insurance and accident and health insurance ........    $  4,202      $     49      $      0      $  4,153        0.0%
         Property and casualty insurance .........................      23,078         1,393             0        21,685        0.0%
                                                                       --------      --------      --------      --------      ---

         Total premiums ..........................................    $ 27,280      $  1,442      $      0      $ 25,838        0.0%
                                                                       ========      ========      ========      ========      ===

For the year ended December 31, 1998:
Life insurance in force ..........................................    $137,785      $  5,782      $      0      $132,003        0.0%
                                                                       ========      ========      ========      ========      ===

Premiums:
         Life insurance and accident and health insurance ........    $  3,892      $     55      $      0      $  3,837        0.0%
         Property and casualty insurance .........................      26,194         1,580             0        24,614        0.0%
                                                                       --------      --------      --------      --------      ---

         Total premiums ..........................................    $ 30,086      $  1,635      $      0      $ 28,451        0.0%
                                                                       ========      ========      ========      ========      ===



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Officers of the Registrant

The information contained on pages 2-4 of The National Security Group Proxy Statement dated March 19, 2001, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information contained on pages 7 and 8 of The National Security Group Proxy Statement dated March 19, 2001, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained on page 10 of The National Security Group Proxy Statement dated March 19, 2001, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to this item.

Item 13.  Certain Relationships and Related Transactions

The information contained on pages 6 and 7 of The National Security Group Proxy Statement dated March 19, 2001, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                     PART IV




Item 14.    Exhibits, financial statement schedules, and reports on Form 8-K

a.  The following documents are filed as part of this report:             Page #

    Reports of Independent Certified Public Accountants                       19

    Consolidated Statements of Income--
      Years Ended December 31, 2000, 1999, and 1998                           20

    Consolidated Balance Sheets--December 31, 2000 and 1999                   21

    Consolidated Statements of Shareholders' Equity--
      Years Ended December 31, 2000, 1999, and 1998                           22

    Consolidated Statements of Cash Flows--
      Years Ended December 31, 2000, 1999, and 1998                           23

    Notes To Consolidated Financial Statements--December 31, 2000             24

    Schedule I. Summary Of Investments--December 31, 2000 and 1999            41

    Schedule III. Condensed Financial Information of Registrant--
       December 31, 2000 and 1999                                             42

    Schedule V. Supplementary Insurance Information--
      December 31, 2000, 1999, and 1998                                       46

    Schedule VI. Reinsurance--
      Years Ended December 31, 2000, 1999, and 1998                           47

All other Schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

b.    Reports on Form 8-K

      None

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

                                               THE NATIONAL SECURITY GROUP, INC.

/s/ M.L. Murdock                                /s/ W.L. Brunson, Jr.
-----------------------                         --------------------------------
M.L. Murdock                                    W.L. Brunson, Jr.
Senior Vice President,
Chief Financial Officer,                        President, Chief Executive
Treasurer and Director                          Officer and Director


Date: March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. On March 29, 2001.

                                    SIGNATURE

/s/ Lewis Avinger                                    /s/ Fred D. Clark, Jr

/s/ Winfield Baird                                   /s/ M.L. Murdock

/s/ Carolyn Brunson                                  /s/ James B. Saxon

/s/ J.E. Brunson                                     /s/ Walter P. Wilkerson

/s/ J.R. Brunson

/s/ William L. Brunson, Jr.