Form 10-Q
period 2001-03-31
NATIONAL SECURITY GROUP INC
filed 2001-05-16
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the transition period from to


                         Commission File Number: 0-18649


                        THE NATIONAL SECURITY GROUP, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                            63-1020300
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

661 East Davis Street, Elba, Alabama                           36323
--------------------------------------                       ----------
(Address of principal executive offices)                     (Zip code)

        Registrant's telephone number, including area code (334) 897-2273
                                                           --------------

                                 Not Applicable
  (Former name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Number of Shares of Common Stock outstanding as of May 8, 2001: 2,055,811

                      Exhibit index is located on page 15.

                               Page 1 of 15 pages

                        THE NATIONAL SECURITY GROUP, INC

                                      INDEX




Page No.

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Income ....................................    3
Consolidated Balance Sheets ..........................................    4
Consolidated Statements of Shareholders Equity .......................    5
Consolidated Statements of Cash Flow .................................    6
Notes to Financial Statements ........................................    7

Item 2.  Managements Discussion and Analysis of
          Financial Condition and Results of Operations ..............   10
PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................   13

SIGNATURE ............................................................   14

EXHIBIT INDEX ........................................................   15

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                                    Three Months
                                                                  Ended March 31
                                                            2001            2000
                                                            ----            ----
Revenues
Net insurance premiums earned ...........................  $6,162         $5,776
Net investment income ...................................   1,048          1,055
Realized investment gains ...............................     428            949
Other income ............................................     699             88
                                                           ------         ------
  Total revenues ........................................   8,337          7,868
                                                           ------         ------
Benefits and Expenses
Policyholder benefits and settlement expenses ...........   4,601          3,763
Policy acquisition costs ................................   1,246          1,138
General insurance expenses ..............................   1,317          1,356
Insurance taxes, licenses and fees ......................     410            251
                                                           ------          -----
  Total benefits and expense ............................   7,574          6,508
                                                           ------          -----

Income Before Income Taxes ..............................     763          1,360
Income Taxes (Current and deferred) .....................     212            249
                                                           ------         ------
Net Income .............................................. $   551         $1,111
                                                           ======         ======
Earnings per share .....................................  $  0.27         $ 0.54
                                                           ======         ======
Dividends Declared per Share ..........................    $ 0.22         $ 0.21
                                                           ======         ======



The Notes to Financial Statements are an integral part of these statements.
                                        3

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                  As of         As of
                                                                 March 31,   December 31,
                                                                   2001         2000
                                                                   ----         ----
                                                                (Unaudited)
Assets
Investments:
   Debt Securities held-to-maturity at amortized cost
       (estimated fair value: 2001 - $27,754; 2000 -$29,326) .   $ 27,367    $ 28,875
   Debt Securities available-for-sale, at estimated fair value
       (cost: 2001 - $29,251;  2000 - $25,475) ...............     29,550      26,685
   Equity Securities, at market
       (cost: 2001 --$11,389; 2000 -- $12,009) ...............     23,708      24,963
Receivable for securities sold ...............................          0         143
Mortgage loans ...............................................        146         116
Investment real estate, at cost ..............................      1,542       1,569
Policy loans .................................................        688         692
                                                                   ------       -----
     Total investments .......................................     83,001      83,043
Cash and cash equivalents ....................................        790       2,629
Accrued investment income ....................................        934         881
Reinsurance recoverable ......................................      2,972       3,534
Deferred policy acquisition costs ............................      4,613       4,469
Prepaid reinsurance premiums .................................        210         293
Other assets .................................................      2,561       2,714
                                                                   ------       -----
   Total assets ..............................................   $ 95,081    $ 97,563
                                                                   ======      ======
Liabilities
   Policy reserves ...........................................   $ 19,987    $ 19,787
   Claim reserves ............................................     15,252      15,767
   Unearned premiums .........................................      6,521       6,364
   Other policyholder funds ..................................      1,442       1,488
   Notes payable .............................................      2,335       2,401
   Current income tax payable ................................        564         336
   Deferred income tax .......................................      3,031       3,419
   Other liabilities .........................................      2,524       4,221
                                                                   ------      ------
      Total liabilities ......................................   $ 51,656    $ 53,783
                                                                   ------      ------
Shareholders' Equity
Common stock, $1 par value, 2,055,811 shares outstanding .....      2,340       2,340
   Additional paid in capital ................................         17          17
Accumulated comprehensive income:
     Net unrealized appreciation on investment securities ....      9,323       9,779
Retained earnings ............................................     35,326      35,225
Treasury stock, at cost (284,037 shares) .....................     (3,581)     (3,581)
                                                                  --------     -------
   Total shareholders' equity ................................     43,425      43,780
                                                                  --------     -------

   Total liabilities and shareholder's equity ................   $ 95,081    $ 97,563
                                                                  ========     =======
Shareholders' Equity per Share
                                                                    21.13       21.29
                                                                  ========     =======


The Notes to Financial Statements are an integral part of these statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

                                                                        Accumulated
                                                                           Other
                                                              Retained  Comprehensive Common  Paid-in    Treasury
                                                    Total      Earnings    Income      Stock Capital       Stock

Balance at December 31, 1999                       $ 41,888   $ 33,197   $ 9,915   $ 2,340     $ 17    $ (3,581)

Comprehensive Income
    Net Income for 2000                               3,776      3,776
   Other comprehensive income (net of tax)
        Unrealized loss on securities, net of
        reclassification adjustment                   (136)                 (136)
                                                   --------

Total Comprehensive Income                            3,640
                                                   --------

Cash dividends ($.85 per share)                     ( 1,748)   ( 1,748)
                                                    -------     -------  -------     ------   -----     ------

Balance at December 31, 2000                      $ 43,780    $35,225    $ 9,779    $ 2,340    $ 17    $(3,581)

Comprehensive Income
 Net Income three months ended 3/31/2001               551       551
 Other comprehensive income (net of tax)
        Unrealized loss on securities, net of
        reclassification adjustment                  (456)                  (456)
                                                    ------

Total Comprehensive Income                             95
                                                    -----

Cash dividends ($.22 per share)                    (  450)  (   450)
                                                   -------   -------    -------      ------   ------   ---------

Balance at March 31, 2001 (Unaudited)             $ 43,425   $35,326    $ 9,323     $ 2,340   $  17    $( 3,581)
                                                  ========   =======   ========     =======   =====    ========







The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)
                                                              Three Months
                                                             Ended March 31
                                                             2001          2000
                                                             -----         ----
Cash Flows from Operating Activities
  Income from continuing operations ...................... $ 551        $ 1,111
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income ............................   (53)            18
    Reinsurance receivables ..............................   562           (121)
    Deferred Policy acquisition costs ....................  (144)           (11)
    Income Taxes .........................................  (160)          (249)
    Depreciation expense .................................   (36)            33
    Policy liabilities and claims ........................  (158)          (638)
    Other, net ...........................................(1,357)        (1,563)
                                                           -----          -----
      Net cash used in operating activities                 (795)        (1,420)
                                                           -----          -----

Cash Flows from Investing Activities
     Cost of investments acquired ....................... (4,483)        (3,224)
     Sale and maturity of investments ...................  4,071          2,512
     Purchase of property and equipment ................     (68)           (88)
                                                           -----          -----
     Net cash used in investing activities ..............   (480)          (800)
                                                           -----          -----
Cash Flows from Financing Activities
     Change in other policyholder funds ................     (46)           (24)
     Change in notes payable ...........................     (66)           (62)
     Dividends paid ....................................    (452)          (432)
                                                            -----          -----
       Net cash used in financing activities ...........    (564)          (518)
                                                            -----          -----

Net decrease in cash and cash equivalents ..............  (1,839)        (2,738)

Cash and cash equivalents, beginning of period ........    2,629          3,512
                                                           -----          -----
Cash and cash equivalents, end of period ..............  $   790        $   774
                                                          ======          =====






The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1-Basis of Presentation
The consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial statements include all adjustments necessary, in the opinion of management, for fair statement of financial position, results of operations and cash flows for the periods reported. These adjustments are all normal recurring adjustments. A summary of the more significant accounting policies are set forth in the notes to the audited consolidated financial statements for the year ended December 31, 2000.

The accompanying consolidated unaudited financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly owned subsidiaries: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and Natsco, Inc. (Natsco). NSFC includes a wholly owned subsidiary, Omega One Insurance Company, and Liberty Southern Insurance Company, which is wholly owned by Omega.

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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 2001 was 2,056,000 and for the period ending March 31, 2000 was 2,056,000.

Note 4-Changes in Shareholder's Equity (in thousands)

During the three months ended March 31, 2001 and 2000, there were no changes in shareholders' equity except for net income of $551 and $1,111 respectively; dividends paid of $452 and $432 respectively; and unrealized investment losses, net of applicable taxes, of $(456) and $(668) respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
(in thousands)
                                               March 31,              January 1,
                                                2001                      2001
                                                ------                   -------
Deferred policy acquisition costs                 (1,568)                (1,519)
Policy liabilities                                   401                    419
Unearned premiums                                    429                    383
Claims liabilities                                   418                    432
General insurance expenses                           678                    694
Alternative minimum tax credit carry forward         244                     67
Unrealized gains on securities available-for-sale (3,633)                (3,895)
                                                  ------                 ------
Net deferred tax liability                        (3,031)                (3,419)
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

In recently filed actions, NSIC is named as a defendant in purported class actions relating to the past sale of industrial burial insurance. The actions address whether the premiums charged were "excessive" relative to the benefit provided and whether the premiums charged were in any manner discriminatory relative to the race of the person insured. These actions are in the initial phases and no discovery has been undertaken and no class has been certified. The issues raised in these actions are similar to the issues pending in numerous other actions currently pending nationwide against numerous insurers. While NSIC did at one time sell industrial burial insurance, no such plans have been sold for several decades.

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

Realized gains and losses on the sale of securities available-for-sale are determined using the specific identification method.

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

Item 2.
                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of March 31, 2001, compared with December 31, 2000 and its results of operations and cash flows for the quarter ending March 31, 2001, compared with the same period last year.
The reader is assumed to have access to the Company's 2000 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------
Premium revenues:

Premium revenue in the life insurance subsidiary, National Security Insurance Company (NSIC), accounts for 20% of total premium income of the Company. Life insurance premium revenue was up 16.5% compared to the first three months of 2000. Life insurance sales through independent agents are the primary area of increased premium production for NSIC. Insurance sales in NSIC's traditional home service market, which is sold through employee agents, are down about 3.5% compared to last year.

Premium revenue in the property/casualty insurance subsidiaries, National Security Fire & Casualty Company (NSFC) and Omega One Insurance Company (Omega), is up 4.6% over last year. The homeowners and private passenger auto insurance lines of business are the areas of growth in the property/casualty insurance subsidiaries.

Total premium revenue is up 6.7% over the first quarter of last year. Management will continue to explore ways to enhance and improve existing marketing and product distribution methods in order to continue to increase premium revenue.

Net investment income:

Net investment income is virtually unchanged compared to last year.

Realized capital gains and losses:

Realized capital gains are generated primarily by the sale of common stock investments from the insurance subsidiaries investment portfolio. The Company's investment committee will sell positions in the portfolio when market conditions warrant, producing realized capital gains and/or losses. This periodic selling of securities can produce significant fluctuations in realized capital gains from period to period. Realized capital gains are down $521,000 from last year.

Other income:

Other income is up significantly for the quarter due to a one-time gain on a recovery from a third party of $580,000 in connection with a previously settled lawsuit in an insurance subsidiary. Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses as a percent of earned premium increased significantly compared to last year, 74.7% versus 65.1%, an increase of $838,000 compared to last year. The property/casualty subsidiaries incurred numerous tornado and windstorm related losses in the first quarter of 2001. Insured losses from a single storm on February 16, 2001 totaled over $400,000.

Policy acquisition costs:

Policy acquisition costs are up $108,000 compared to last year, and increase of 9.5%. An increase in sales of both life and property/casualty insurance, which produced an increase in agents commission expense, contributed to the increase.

General insurance expenses:

General insurance expenses are down marginally for the quarter. However, general insurance expenses for the year are expected to increase approximately 5 to 10% compared to last year as the company makes improvements to working facilities, including the corporate headquarters and existing computer systems.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are up due to an increase in written premium.

Summary:

The Company has a year to date net income of $551,000 versus net income of $1.1 million in 2000. The primary reason for the decrease in earnings compared to last year is a $521,000 decrease in realized capital gains and an increase in property/casualty subsidiary related storm losses.

Investments:

Investments at March 31, 2001 are down $42,000 to December 31, 2000, virtually unchanged.

Capital resources:

At March 31, 2001, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $43.4 million, down $355,000 compared to December 31, 2000. The decrease reflects net income of $551,000, a decrease in accumulated unrealized investment gains of $456,000, and dividends paid of $452,000.

The Company has $2.3 million in notes from local banks which management intends to repay in full over the next three years.

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

The Company had $790,000 in cash and cash equivalents at March 31, 2001. Net cash used in operating activities was $795,000 for the current period, compared to net cash used of $1,420,000 for the period ended March 31, 2000. Cash used in investing activities was $480,000. Cash dividends paid to stockholders' of $452,000 and payments on notes payable of $66,000 were the primary uses of cash used in financing activities.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

         See Exhibit Index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By  /s/ M.L. Murdock
   ------------------
   M.L. Murdock
   Senior Vice President and
   Chief Financial Officer

Dated: May 15, 2001

                                  EXHIBIT INDEX


Exhibit   Description                                                      Page

(a)11     Statement Regarding Computation of Per Share Earnings  Filed Herewith;
                                                                   See Note 3 to
                                                                       Financial

(b)      Form 8-K
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 20, 2001.