Form 10-Q
period 2001-06-30
NATIONAL SECURITY GROUP INC
filed 2001-08-16
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001
                                                 --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

   Number of Shares of Common Stock outstanding as of August 8, 2001: 2,466,600

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

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                            Three Months            Six Months
                                            Ended June 30         Ended June 30
                                            2001      2000      2001       2000
                                            -----     -----    -----      ------
Revenues
Net insurance premiums earned ..........   $ 6,142   $ 5,453   $12,304   $11,229
Net investment income ..................     1,114     1,103     2,162     2,158
Realized investment gains ..............       116       117       544     1,066
Other income ...........................       187        89       886       177
                                           -------   -------   -------   -------
  Total revenues .......................     7,559     6,762    15,896    14,630
                                           -------   -------   -------   -------
Benefits and Expenses
Policyholder benefits
  and settlement expenses ..............     2,936     3,593     7,537     7,356
Policy acquisition costs ...............     1,280     1,050     2,526     2,188
General insurance expenses .............     1,618       886     2,935     2,242
Insurance taxes, licenses and fees .....       268       212       678       463
                                           -------   -------   -------   -------
  Total benefits and expense ...........     6,102     5,741    13,676    12,249
                                           -------   -------   -------   -------
Income Before Income Taxes .............     1,457     1,021     2,220     2,381
Income Taxes (Current and deferred) ....       463       219       675       468
                                           -------   -------   -------   -------
Net Income .............................   $   994   $   802   $ 1,545   $ 1,913
                                           =======   =======   =======   =======

Earnings per share .....................   $  0.41   $  0.33   $  0.63   $  0.78
                                           =======   =======   =======   =======

Dividends Declared per Share ...........   $   .18   $   .17   $  0.36   $  0.34
                                           =======   =======   =======   =======



The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                  As of         As of
                                                                 June 30,   December 31,
                                                                   2001         2000
                                                                   ----         ----
                                                                (Unaudited)
Assets
Investments:
   Debt Securities held-to-maturity at amortized cost
       (estimated fair value: 2001 - $26,381; 2000 -$29,326) .   $ 26,009    $ 28,875
   Debt Securities available-for-sale, at estimated fair value
       (cost: 2001 - $29,765;  2000 - $25,475) ...............     30,043      26,685
   Equity Securities, at market
       (cost: 2001 --$11,673; 2000 -- $12,009) ...............     24,856      24,963
Receivable for securities sold ...............................          0         143
Mortgage loans ...............................................        299         116
Investment real estate, at cost ..............................      1,545       1,569
Policy loans .................................................        718         692
                                                                   ------       -----
     Total investments .......................................     83,470      83,043
Cash and cash equivalents ....................................      2,864       2,629
Accrued investment income ....................................        926         881
Reinsurance recoverable ......................................      3,371       3,534
Deferred policy acquisition costs ............................      4,761       4,469
Prepaid reinsurance premiums .................................        220         293
Other assets .................................................      2,997       2,714
                                                                   ------       -----
   Total assets ..............................................   $ 98,609    $ 97,563
                                                                   ======      ======
Liabilities
   Policy reserves ...........................................   $ 22,338    $ 19,787
   Claim reserves ............................................     14,503      15,767
   Unearned premiums .........................................      6,593       6,364
   Other policyholder funds ..................................      1,435       1,488
   Notes payable .............................................      2,238       2,401
   Current income tax payable ................................        945         336
   Deferred income tax .......................................      3,332       3,419
   Other liabilities .........................................      2,627       4,221
                                                                   ------      ------
      Total liabilities ......................................   $ 54,011    $ 53,783
                                                                   ------      ------
Shareholders' Equity
Common stock, $1 par value, 2,466,600 shares outstanding .....      2,467       2,340
   Additional paid in capital ................................      4,951          17
Accumulated comprehensive income:
     Net unrealized appreciation on investment securities ....      9,958       9,779
Retained earnings ............................................     27,222      35,225
Treasury stock, at cost (6/30/01 0; 12/31/00 284,037..........          0      (3,581)
                                                                  --------     -------
   Total shareholders' equity ................................     44,598      43,780
                                                                  --------     -------

   Total liabilities and shareholder's equity ................   $ 98,609    $ 97,563
                                                                  ========     =======
Shareholders' Equity per Share
                                                                    18.08       17.75
                                                                  ========     =======


The Notes to Financial Statements are an integral part of these statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

                                                                        Accumulated
                                                                           Other
                                                              Retained  Comprehensive Common  Paid-in    Treasury
                                                    Total      Earnings    Income      Stock Capital       Stock

Balance at December 31, 1999                       $ 41,888   $ 33,197   $ 9,915   $ 2,340     $ 17    $ (3,581)

Comprehensive Income
    Net Income for 2000                               3,776      3,776
   Other comprehensive income (net of tax)
        Unrealized loss on securities, net of
        reclassification adjustment                   (136)                 (136)
                                                   --------

Total Comprehensive Income                            3,640
                                                   --------

Cash dividends ($.85 per share)                     ( 1,748)   ( 1,748)
                                                    -------     -------  -------     ------   -----     ------

Balance at December 31, 2000                      $ 43,780    $35,225    $ 9,779    $ 2,340    $ 17    $(3,581)

Comprehensive Income
 Net Income three months ended 6/30/2001             1,545     1,545
 Other comprehensive income (net of tax)
        Unrealized loss on securities, net of
        reclassification adjustment                   179                    179
                                                    ------

Total Comprehensive Income                           1,724
                                                    ------

Retirement of Treasury Stock                                ( 3,297)                  (284)              3,581

Stock Dividend (20%)                                        ( 5,345)                   411    4,934

Cash dividends ($.36 per share)                    (  906)  (   906)
                                                   -------   -------    -------      ------   ------   ---------

Balance at March 31, 2001 (Unaudited)             $ 44,598   $27,222    $ 9,958     $ 2,467  $4,951    $      0
                                                  ========   =======   ========     =======   =====    =========







The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)
                                                              Six Months
                                                             Ended June 30
                                                             2001          2000
                                                             -----         ----
Cash Flows from Operating Activities
  Income from continuing operations ...................... $1,545       $  1,913
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income ............................   (45)           (43)
    Reinsurance receivables ..............................   163            727
    Deferred Policy acquisition costs ....................  (292)           (60)
    Income Taxes .........................................   522           (110)
    Depreciation expense .................................   (73)            66
    Policy liabilities and claims ........................ 1,516         (1,713)
    Other, net ...........................................(1,650)        (2,092)
                                                           -----          -----
      Net cash provided by (used in)operating activities   1,686         (1,312)
                                                           -----          -----

Cash Flows from Investing Activities
     Cost of investments acquired ....................... (6,758)        (3,516)
     Sale and maturity of investments ...................  6,509          3,406
     Purchase of property and equipment ................     (80)          (207)
                                                           -----          -----
     Net cash used in investing activities ..............   (329)          (317)
                                                           -----          -----
Cash Flows from Financing Activities
     Change in other policyholder funds ................     (53)           (91)
     Change in notes payable ...........................    (163)          (125)
     Dividends paid ....................................    (906)          (863)
                                                            -----          -----
       Net cash used in financing activities ...........   (1,122)       (1,079)
                                                            -----         ------

Net decrease in cash and cash equivalents ..............      235        (2,708)

Cash and cash equivalents, beginning of period ........     2,629          3,512
                                                            -----          -----
Cash and cash equivalents, end of period ..............  $  2,864        $   804
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

Note 2-Reinsurance

National Security Fire and Casualty Company (NSFC), Omega One Insurance Company (OMEGA), and National Security Insurance Company (NSIC) wholly owned subsidiaries of the Company, reinsure certain portions of insurance risk, which exceed various retention limits. NSFC, OMEGA, and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations.

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending June 30, 2001 was 2,466,600 and for the period ending June 30, 2000 was 2,466,600.

Note 4-Changes in Shareholder's Equity (in thousands)

During the three months ended June 30, 2001 and 2000, there were no changes in shareholders' equity except for net income of $1,545 and $1,913 respectively; dividends paid of $(906) and $863 respectively; and unrealized investment gains (losses), net of applicable taxes, of $179 and $(1,329) respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
(in thousands)

                                                          June 30,    January 1,
                                                            2001           2001

Deferred policy acquisition costs ......................     (1,619)     (1,519)
Policy liabilities .....................................        384         419
Unearned premiums ......................................        399         383
Claims liabilities .....................................        396         432
General insurance expenses .............................        706         694
Alternative minimum tax credit carry forward ...........        244          67
Unrealized gains on securities available-for-sale ......     (3,842)     (3,895)
                                                             -------     -------
Net deferred tax liability .............................     (3,332)     (3,419)
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

Item 2.
                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of June 30, 2001, compared with December 31, 2000 and its results of operations and cash flows for the quarter ending June 30, 2001, compared with the same period last year.
The reader is assumed to have access to the Company's 2000 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS
Premium revenues:

Premium revenue in the life insurance subsidiary, National Security Insurance Company (NSIC), accounts for 20% of total premium income of the Company. Life insurance premium revenue was up 14% compared to the first six months of 2001. Life insurance sales through independent agents are the primary area of increased premium production for NSIC. Insurance sales in NSIC's traditional home service market, which is sold through employee agents, are down about 3.5% compared to last year.

Premium revenue in the property/casualty insurance subsidiaries, National Security Fire & Casualty Company (NSFC) and Omega One Insurance Company (Omega), is up 4.6% over last year. The homeowners and private passenger auto insurance lines of business are the areas of growth in the property/casualty insurance subsidiaries.

Total premium revenue is up 9.6% over the first six months of last year. Over the past two years management has made improvements to existing insurance products and increased marketing efforts. Early results of these efforts have been encouraging.

Net investment income:

Net investment income is virtually unchanged compared to last year.

Realized capital gains and losses:

Realized capital gains are generated primarily by the sale of common stock investments from the insurance subsidiaries investment portfolio. The Company's investment committee will sell positions in the portfolio when market conditions warrant, producing realized capital gains and/or losses. This periodic selling of securities can produce significant fluctuations in realized capital gains from period to period. Realized capital gains are down $522,000 from last year.

Other income:

Other income is up significantly for the quarter due to a one-time gain on a recovery from a third party of $580,000 in connection with a previously settled lawsuit in an insurance subsidiary. Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses as a percent of earned premium improved dramatically in the second quarter of 2001. In the first quarter of 2001, the Company incurred numerous windstorm related losses. However, in the second quarter, policyholder benefits and settlement expenses as a percent of earned premium were only 47.8% of earned premium. The percentage in the first quarter was 74.6% of earned premium.

Year to date results compared to last year are also improved. Policyholder benefits and settlement expenses were 61.3% in the first six months of 2001, compared to 65.5% in the same period last year.

Policy acquisition costs:

Policy acquisition costs are up $338,000 compared to last year, and increase of 9.5%. An increase in sales of both life and property/casualty insurance, which produced an increase in agents commission expense, contributed to the increase. Policy acquisition cost as a percent of earned premium is up one percentage point over last year.

General insurance expenses:

General expenses are up 35% in the first six months of 2001 compared to the same period last year. For the second quarter general expenses were up $832,000 compared to last year. Several factors contributed to this increase, the most significant of which included a one-time charge of $200,000 for cost related to the acquisition of a small book of life insurance business, actuarial fees associated with various insurance product upgrades and enhancements, postage expense associated with the mailing of privacy act notices to all policyholders of insurance subsidiaries and litigation expenses. While general insurance expenses will continue to be up compared to last year, the increase in expenses incurred in the second quarter is not expected to continue in the remainder of the year.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are up due to an increase in written premium and due to expenses paid to the Alabama Insurance Department for a routine statutory examination, which is expected to continue through the third quarter of 2001.

Summary:

The Company has a year to date net income of $1,545,000 versus net income of $1,913,000 in 2000. The primary reason for the decrease in earnings compared to last year is a $521,000 decrease in realized capital gains.

Investments:

Investments at June 30, 2001 are up $427,000 compared to December 31, 2000.

Capital resources:

At June 30, 2001, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $44.6 million, up $818,000 compared to December 31, 2000. The increase reflects net income of $1,545,000, an increase in accumulated unrealized investment gains of $179,000, and dividends paid of $906,000.

The Company has $2.2 million in notes from local banks which management intends to repay in full over the next three years.

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

The Company had $2,864,000 in cash and cash equivalents at June 30, 2001. Net cash provided by operating activities was $1,686,000 for the current period, compared to net cash used of $1,420,000 for the period ended June 30, 2000. Cash used in investing activities was $329,000. Cash dividends paid to stockholders' of $906,000 and payments on notes payable of $163,000 were the primary uses of cash used in financing activities.

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

Dated: August 14, 2001

                                  EXHIBIT INDEX


 Exhibit                      Description                             Page

 (a) 11 Statement Regarding Computation of Per Share Earnings    Filed Herewith;
                                                                 See Note 3 to
                                                                 Financial

(b)     Form 8-K
        Incorporated by reference to the Registrants Current Report on Form 8-K filed on April 20, 2001.

        Incorporated by reference to the Registrants Current Report on Form 8-K filed on June 6, 2001.