Form 10-Q
period 2001-09-30
NATIONAL SECURITY GROUP INC
filed 2001-11-15
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 2001
                                                 ------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the transition period from to


                         Commission File Number: 0-18649


                        THE NATIONAL SECURITY GROUP, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                            63-1020300
-------------------------------                          -----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

661 East Davis Street, Elba, Alabama                           36323
--------------------------------------                       ----------
(Address of principal executive offices)                     (Zip code)

        Registrant's telephone number, including area code (334) 897-2273
                                                           --------------

                                 Not Applicable
  (Former name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

 Number of Shares of Common Stock outstanding as of November 8, 2001: 2,466,600

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

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                Three Months           Nine Months
                                              Ended September 30   Ended September 30
                                                2001       2000      2001       2000
                                                ----       ----      ----       ----
Revenues
Net insurance premiums earned ...............   $ 6,309   $ 6,003   $18,613   $17,232
Net investment income .......................     1,207     1,104     3,369     3,262
Realized investment gains ...................       484       846     1,028     1,912
Other income ................................       201       228     1,087       405
                                                 ------    ------    ------    ------
 Total revenues ............................      8,201     8,181    24,097    22,811
                                                 ------    ------    ------    ------

Benefits and Expenses
Policyholder benefits and settlement expenses     3,387     2,996    10,924    10,352
Policy acquisition costs                          1,708     1,503     4,234     3,691
General insurance expenses                        1,418     1,570     4,353     3,812
Insurance taxes, licenses and fees ..........       307       204       985       667
                                                 ------    ------    ------    ------
 Total benefits and expense .................     6,820     6,273    20,496    18,522
                                                 ------    ------    ------    ------
Income Before Income Taxes ..................     1,381     1,908     3,601     4,289
Income Taxes (Current and deferred)..........       459       516     1,134       984
                                                 ------    ------    ------    ------
Net Income ..................................   $   922   $ 1,392   $ 2,467   $ 3,305
                                                 ======    ======    ======    ======

Earnings per share ..........................   $   .37   $  0.56   $  1.00   $  1.34
                                                 ======    ======    ======    ======

Dividends Declared per Share ................   $   .20   $  0.19   $  0.56   $  0.53
                                                 ======    ======    ======    ======



The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                  As of         As of
                                                              September 30,  December 31,
                                                                   2001         2000
                                                                   ----         ----
                                                                (Unaudited)
Assets
Investments:
   Debt Securities held-to-maturity at amortized cost
       (estimated fair value: 2001 - $25,351; 2000 -$29,035) .   $ 24,738    $ 28,875
   Debt Securities available-for-sale, at estimated fair value
       (cost: 2001 - $30,497;  2000 - $26,767) ...............     31,354      26,685
   Equity Securities available-for-sale, at estimated fair value
       (cost: 2001 --$11,300; 2000 -- $11,544) ...............     21,515      24,963
Receivable for securities sold ...............................          0         143
Mortgage loans ...............................................        295         116
Investment real estate, at cost ..............................      1,563       1,569
Policy loans .................................................        734         692
                                                                   ------       -----
     Total investments .......................................     80,199      83,043
                                                                   ------      ------
Cash and cash equivalents ....................................      3,524       2,629
Accrued investment income ....................................        947         881
Reinsurance recoverable ......................................      3,585       3,534
Deferred policy acquisition costs ............................      4,782       4,469
Prepaid reinsurance premiums .................................        326         293
Other assets .................................................      3,448       2,714
                                                                   ------       -----
   Total assets ..............................................   $ 96,811    $ 97,563
                                                                   ======      ======
Liabilities
   Policy reserves ...........................................   $ 22,429    $ 19,787
   Claim reserves ............................................     14,061      15,767
   Unearned premiums .........................................      7,198       6,364
   Other policyholder funds ..................................      1,510       1,488
   Notes payable .............................................      2,115       2,401
   Current income tax payable ................................        768         336
   Deferred income tax .......................................      2,833       3,419
   Other liabilities .........................................      2,572       4,221
                                                                   ------      ------
      Total liabilities ......................................   $ 53,486    $ 53,783
                                                                   ------      ------
Shareholders' Equity
Common stock, $1 par value, 2,466,600 shares outstanding .....      2,467       2,340
   Additional paid in capital ................................      4,951          17
Accumulated comprehensive income:
     Net unrealized appreciation on investment securities ....      8,229       9,779
Retained earnings ............................................     27,678      35,225
Treasury stock, at cost (9/30/01 0; 12/31/00 284,037..........          0      (3,581)
                                                                  --------     -------
   Total shareholders' equity ................................     43,325      43,780
                                                                  --------     -------

   Total liabilities and shareholder's equity ................   $ 96,811    $ 97,563
                                                                  ========     =======
Shareholders' Equity per Share ...............................   $  17.56    $  17.75
                                                                  ========     =======


The Notes to Financial Statements are an integral part of these statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

                                                                        Accumulated
                                                                           Other
                                                              Retained  Comprehensive Common  Paid-in    Treasury
                                                    Total      Earnings    Income      Stock Capital       Stock

Balance at December 31, 1999                       $ 41,888   $ 33,197   $ 9,915   $ 2,340     $ 17    $ (3,581)

Comprehensive Income
    Net Income for 2000                               3,776      3,776
   Other comprehensive income (net of tax)
        Unrealized loss on securities, net of
        reclassification adjustment                   (136)                 (136)
                                                   --------

Total Comprehensive Income                            3,640
                                                   --------

Cash dividends ($.85 per share)                     ( 1,748)   ( 1,748)
                                                    -------     -------  -------     ------   -----     ------

Balance at December 31, 2000                      $ 43,780    $35,225    $ 9,779    $ 2,340    $ 17    $(3,581)

Comprehensive Income
 Net Income three months ended 9/30/2001             2,467     2,467
 Other comprehensive income (net of tax)
        Unrealized loss on securities, net of
        reclassification adjustment                 (1,550)               (1,550)
                                                    ------

Total Comprehensive Income                             917
                                                    ------

Retirement of Treasury Stock                                ( 3,297)                  (284)              3,581

Stock Dividend (20%)                                        ( 5,345)                   411    4,934

Cash dividends ($.56 per share)                    (1,372)  ( 1,372)
                                                   -------   -------    -------      ------   ------   ---------

Balance at September 30, 2001 (Unaudited)         $ 43,325   $27,678    $ 8,229     $ 2,467  $4,951    $      0
                                                  ========   =======   ========     =======   =====    =========







The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                Nine Months
                                                             Ended September 30
                                                             2001          2000
                                                             -----         ----
Cash Flows from Operating Activities
  Income from continuing operations ...................... $2,467       $  3,305
  Adjustments to reconcile income from continuing
    operations to net cash provided by
    operating activities:
    Accrued investment income ............................   (66)           (97)
    Reinsurance receivables ..............................   (51)           999
    Deferred Policy acquisition costs ....................  (313)          (139)
    Income Taxes .........................................  (154)           773
    Depreciation expense .................................  (112)            99
    Policy liabilities and claims ........................ 1,770         (2,021)
    Other, net ...........................................(2,155)        (2,743)
                                                           -----          -----
      Net cash provided by operating activities            1,386            176
                                                           -----          -----

Cash Flows from Investing Activities
     Cost of investments acquired ....................... (9,488)        (6,329)
     Sale and maturity of investments ................... 10,782          6,197
     Purchase of property and equipment ................    (149)          ( 46)
                                                           -----          -----
     Net cash provided by (used in)investing activities..  1,145           (178)
                                                           -----          -----
Cash Flows from Financing Activities
     Change in other policyholder funds ................      22              8
     Change in notes payable ...........................    (286)          (207)
     Dividends paid ....................................  (1,372)        (1,294)
                                                            -----          -----
       Net cash used in financing activities ...........  (1,636)        (1,493)
                                                           -----         ------

Net change in cash and cash equivalents ...............      895         (1,495)

Cash and cash equivalents, beginning of period ........     2,629          3,512
                                                            -----          -----
Cash and cash equivalents, end of period ..............  $  3,524        $ 2,017
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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending September 30, 2001 was 2,466,600 and for the period ending September 30, 2000 was 2,466,600.

Note 4-Changes in Shareholder's Equity (in thousands)

During the nine months ended September 30, 2001 and 2000, there were no changes in shareholders' equity except for net income of $2,467 and $3,305 respectively; dividends paid of $1,373 and $1,294 respectively; and unrealized investment (losses), net of applicable taxes, of $(1,550) and $(672) respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
(in thousands)
                                                        September 30, January 1,
                                                             2001         2001
                                                            ------      -------
Deferred policy acquisition costs ......................     (1,626)     (1,519)
Policy liabilities .....................................        366         419
Unearned premiums ......................................        467         383
Claims liabilities .....................................        380         432
General insurance expenses .............................        715         694
Alternative minimum tax credit carry forward ...........         45          67
Unrealized gains on securities available-for-sale ......     (3,180)     (3,895)
                                                             ------      ------
Net deferred tax liability .............................     (2,833)     (3,419)
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

Item 2.
                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of September 30, 2001, compared with December 31, 2000 and its results of operations and cash flows for the quarter ending September 30, 2001, compared with the same period last year.

The reader is assumed to have access to the Company's 2000 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS
Premium revenues:

Premium revenue in the life insurance subsidiary, National Security Insurance Company (NSIC), accounts for 21% of total premium income of the Company. Premium revenue in NSIC consists of life insurance premium and accident and health insurance premium. Life insurance premium revenue was $3.1 million in the first nine months of 2001 compared to $2.8 million in the same period last year, an increase of 12%. Accident and health insurance premium was $760,000 in the first nine months of 2001 compared to $643,000 in the same period last year, an increase of 18%.

Premium revenue in the property/casualty insurance subsidiaries, National Security Fire & Casualty Company (NSFC) and Omega One Insurance Company (Omega), was $14.7 million in the first nine months of 2001 compared to $13.8 million for the same period last year, an increase of 6.8%. Direct written premium, which is a leading indicator of continued earned premium growth, was up 15% in the first nine months of 2001 compared to the same period last year. The homeowners and private passenger auto insurance lines of business are the primary areas of growth in the property/casualty insurance subsidiaries.

Total premium revenue was $18.6 million in the first nine months of 2001 compared to $17.2 million in the same period last year, an increase of 8.0%. Over the past two years management has made improvements to existing insurance products and increased marketing efforts. Early results of these efforts have been encouraging.

Net investment income:

Net investment income was up 3% in the first nine months of 2001 compared to the same period last year. This increase is primarily the result of an increase in investment in fixed income securities and an increase in investment yields on securities purchased during the year 2000. However, given the dramatic decline in interest rates over the past nine months, this trend is not expected to continue as new investments in fixed income securities are at significantly lower rates than in 2000.

Realized capital gains and losses:

Realized capital gains are generated primarily by the sale of common stock investments from the insurance subsidiaries investment portfolio. The Company's investment committee will sell positions in the portfolio when market conditions warrant, producing realized capital gains and/or losses. This periodic selling of securities can produce significant fluctuations in realized capital gains from period to period. Realized capital gains are down $884,000 from last year.

Other income:
Other income is up significantly in the first nine months of 2001 due to a one-time gain on a recovery from a third party of $580,000 in connection with a previously settled lawsuit in an insurance subsidiary.

Policyholder benefits and settlement expenses:
Policyholder benefits and settlement expenses as a percent of earned premium was up 3.8 percentage points in the third quarter of 2001 compared to the third quarter of last year. However, for the year to date, policyholder benefits and settlement expenses as a percent of premium remain down slightly, 58.7% compared to 60.1% last year.

Policy acquisition costs:
Policy acquisition costs are up $543,000 compared to last year. An increase in sales of both life and property/casualty insurance, which produced an increase in agents commission expense, contributed to the increase. Policy acquisition cost as a percent of premium earned is up only marginally at 22.8% compared to 21.4% last year.

General insurance expenses:

General expenses are up 14% in the first nine months of 2001 compared to the same period last year. Several factors contributed to this increase, the most significant of which included a one-time charge of $200,000 for cost related to the acquisition of a small book of life insurance business, a $150,000 assessment from a state underwriting association in connection with losses incurred from Hurricane Allison, actuarial fees associated with various insurance product upgrades and enhancements, postage expense associated with the mailing of privacy act notices to all policyholders of insurance subsidiaries and litigation expenses.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are up due to an increase in written premium and due to expenses paid to the Alabama Insurance Department for a routine statutory examination, which is expected to be completed in November of 2001.

Summary:

The Company has a year to date net income of $2,467,000 versus net income of $3,305,000 in 2000. The primary reason for the decrease in earnings compared to last year is a $884,000 decrease in realized capital gains.

Investments:

The composition of the Company's investment portfolio at September 30, 2001 consisted of 70% fixed maturities, 27% equity securities, 2% investment real estate, and 1% other investments. The majority of the Company's investment portfolio consists of fixed maturity securities, which are diversified among issuers and industries. Investments in fixed maturity and equity securities in the insurance subsidiaries are limited to no more than 10% of each subsidiary's shareholder's equity.

Capital resources:

At September 30, 2001, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $43.3 million, a decrease of $455,000 compared to December 31, 2000. The decrease reflects net income of $2,467,000, a decrease in accumulated unrealized investment gains of $(1,550,000), and dividends paid of $1,373,000.

The Company has $2.1 million in notes from local banks which management intends to repay in full over the next three years.


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

The Company had $3,524,000 in cash and cash equivalents at September 30, 2001. Net cash provided by operating activities was $1,386,000 for the current period, compared to net cash provided of $176,000 for the period ended September 30, 2000. Cash provided by investing activities was $1,145,000. Cash dividends paid to stockholders' of $1,372,000 and payments on notes payable of $286,000 were the primary uses of cash used in financing activities.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

         See Exhibit Index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By  /s/ M.L. Murdock
   -----------------
      M.L. Murdock
      Senior Vice President and
      Chief Financial Officer

Dated: November 14, 2001

                                  EXHIBIT INDEX


Exhibit                      Description                                 Page

(a) 11  Statement Regarding Computation of Per Share Earnings    Filed Herewith;
                                                                   See Note 3 to
                                                                       Financial

(b)      Form 8-K

       Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 20, 2001.

       Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 6, 2001.