Form 10-K
period 2001-12-31
NATIONAL SECURITY GROUP INC
filed 2002-03-29
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                -----------------
                         Commission File Number 0-18649

                        The National Security Group, Inc.
             (Exact name of registrant as specified in its charter)

Delaware        63-1020300     661 East Davis Street, Elba, Alabama    36323
---------       ----------     ------------------------------------    ------
(State or other (IRS Employer (Address of principal executive offices)(Zip code) jurisdiction of identification incorporation or number) organization)

        Registrant's telephone number, including area code (334) 897-2273
                                                           --------------

                    Securities registered pursuant to Section
                               12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock par value $1.00 per share
                               Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 2002 (based upon the bid price of these shares on NASDAQ on such date) - $10,952,043.

Number of Shares of Common Stock outstanding as of February 28, 2002 - 2,466,600

 Portions of the Annual Proxy Statement incorporated by reference into Part III.



                 Total Number of Sequentially Numbered Pages: 58

                       THE NATIONAL SECURITY GROUP, INC.
                     INDEX TO THE ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001


Part I                                                                      Page

Item 1.  Business                                                              3
Item 2.  Properties                                                           11
Item 3.  Legal Proceedings                                                    11
Item 4.  Submission of Matters to a Vote of Security Holders                  11

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters                                                            12
Item 6.  Selected Financial Data                                              13
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14
Item 8.  Consolidated Financial Statements and Supplementary Data             21
Item 9.  Changes in and Disagreements with Accountants and
           Financial Disclosure                                               55

Part III

Item 10. Directors and Executive Officers of the Registrant                   56
Item 11. Executive Compensation                                               56
Item 12. Security Ownership of Certain Beneficial Owners and Management       56
Item 13. Certain Relationships and Related Transactions                       56

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports of Form 8-K      57

Signature Page                                                                58

                                     PART I

Item 1.  Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company), an insurance holding company, was incorporated in Delaware on March 20, 1990. The Company, through its property and casualty subsidiaries, writes primarily dwelling fire and windstorm, homeowners, mobile homeowners, and personal non-standard automobile lines of insurance. The Company, through its life insurance subsidiary, offers a basic line of life, and health and accident insurance products. Property-casualty insurance is the most significant segment, accounting for 80% of total premium revenues.

Industry Segment and Geographical Area Information

Property and Casualty Insurance Segment

The Company's property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1993. NSFC is licensed to write insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina, and Tennessee, and operates on a surplus lines basis in the states of Kentucky, Louisiana, Missouri, and Texas. Omega is licensed to write insurance in Alabama and Louisiana. The following table indicates those states which accounted for more than five percent of direct written premium during 2001:

              State                            Percent of direct written premium
              ------                           ---------------------------------
Alabama ......................................               54.37%
Arkansas .....................................                7.98%
Georgia ......................................                6.78%
Louisiana ....................................                8.75%
Mississippi ..................................                8.26%

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

The following table sets forth the premiums earned and income (loss) during the periods reported:

                                                    Year Ended December 31
                                                    (Amounts in Thousands)
                                                  2001       2000          1999
                                                  -----      -----        -----
Net premiums earned:
 Fire, Allied lines, and Homeowners ........     $14,037     $13,229     $14,600
 Automobile ................................       5,132       4,126       6,086
 Other .....................................       1,028         971         999
                                                 -------     -------     -------
                                                 $20,197     $18,326     $21,685
                                                 =======     =======     =======

Income (loss) before income taxes ..........     $ 5,440     $ 3,917     $ 2,365
                                                 =======     =======     =======

Life Insurance Segment

The Company's life insurance business is conducted by National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947. NSIC is licensed to write insurance in six states Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas. The following table indicates NSIC direct premiums collected by state in 2001:

State                       Percentage of Total Direct Premiums

Alabama .................................   80%
Georgia .................................   11%
Mississippi .............................    5%
Florida .................................    4%

NSIC has two primary methods of distribution of insurance products, home service agents and independent agents. Home service distribution life insurance products account for 69% of total premium revenues in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent of the Company. The independent agent distribution method accounts for 22% of total premium revenue in the life insurance segment. Since NSIC began marketing life, accident and health products through independent agents in 1999 the distribution channel has become the fastest growing method of distribution. The products offered by NSIC primarily consist of term and whole life insurance and supplemental accident and health insurance. NSIC does not sell annuities.

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

The following table sets forth certain information respecting the development of the Life Company's business:
                                                 Year Ended December 31
                                                 (Amounts in Thousands)
                                        2001              2000             1999
                                        ----              ----             ----
Life insurance in force at
     end of period:

Ordinary-whole life ............        $104,700        $ 85,000        $ 80,200
Term Life ......................          40,300          36,000          35,100
Industrial .....................          33,000          30,000          30,700
Other ..........................               0               0               0
                                        --------        --------        --------
                                         178,000         151,000         146,000
                                        ========        ========        ========


                                                  Year Ended December 31
                                                  (Amounts in Thousands)
                                          2001           2000             1999
                                          ----           ----             ----
New life insurance issued:
Ordinary-whole life ...............        $82,700        $69,400        $66,200
Term Life .........................         13,500         10,500          7,700
Industrial ........................              0              0              0
Other .............................            100            100            100
                                           -------        -------        -------
                                            96,300         80,000         74,000
                                           =======        =======        =======
Net premiums earned:
Life insurance ......................       $4,139         $3,746         $3,396
Accident and health insurance .......        1,022            848            855
                                            ------         ------         ------
                                             5,161          4,594          4,251
                                            ======         ======         ======

Investments

The insurance subsidiaries are regulated as to the types of investments which they may make and the amount of funds they may maintain in any one type of investment. Through its investment policy, the Company seeks to conserve its capital resources and assets, meet the investment requirements of its reserves and provide a reasonable return on investments.

The following table sets forth certain information respecting the Company's investments at the date shown:

                                                             Year Ended December 31
                                                             (Amounts in thousands)
                                                                  2001       2000
                                                                  ----       ----

Investment Securities held-to-maturity,  at amortized cost
        (estimated fair value: 2001 - $23,922, 2000 - $29,035)   $23,135   $28,875
Investment Securities available-for-sale,  at market
        (cost: 2001 - $45,975, 2000 - $38,311) ...............    57,648    51,648
Receivable for securities sold ...............................        50       143
Note Receivable from affiliate ...............................       250         0
Mortgage loans on real estate, at cost .......................       275       116
Investment real estate, at cost ..............................     1,563     1,569
Policy loans .................................................       726       692
Investment in affiliate ......................................        53         0
Short-term investments .......................................     1,796     1,675
                                                                  ------    ------
                                                                 $85,496   $84,718
                                                                 =======    ======

The results with respect to the foregoing investments are as follows:

                                           Year Ended December 31
                                            2001       2000         1999
                                            ----       ----         ----
Net investment income .................   $ 4,506     $ 4,434     $ 4,354
Average yield on investments ..........      5.3%        5.3%         5.1%
Economic yield on investments
 (includes realized and
  unrealized investment gains) .........      5.6%        6.7%        3.7%
Net realized gains on investments
(before income taxes) ..................     1,640       1,723      1,951
Changes in net unrealized gains on
  investments (before income taxes) ....    (1,366)       (191)    (3,196)

As of December 31, 2001, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

Maturity Schedule (Amounts in thousands)

                                     Available    Held to             Percentage
       Maturity                      for sale    Maturity    Total     of Total
       --------                      --------    --------   ------     --------

Maturity in less than 1 year ......    $ 1,795    $ 2,384    $ 4,179        7.2%
Maturity in 1-5 years .............      6,243      5,783     12,026       20.8
Maturity in 5-10 years ............     17,734      6,046     23,780       41.1
Maturity after 10 years ...........      8,929      8,922     17,851       30.9
                                       -------    -------    -------      -----
Totals ............................    $34,701    $23,135    $57,836      100.0%
                                        =======    =======    =======     =====

Investments in affiliate:

In the fourth quarter of 2001 The Company entered into a joint investment with a local manufacturing firm, Cash Brothers Leasing, Inc and formed a new company, The Mobile Attic, Inc. The Mobile Attic, Inc, through a network of dealers, leases portable storage units. The primary customers of The Mobile Attic are building contractors, retail establishments, and residential consumers.

At 12/31/2001 the Company held a 50% equity investment in The Mobile Attic. The investment was accounted for in the financial statements on the equity basis and contributed $52,000 to net income for the year. While the investment and impact on earnings was not material in 2001, earnings from The Mobile Attic are expected to become more significant in future periods. Early estimates indicate that The Mobile Attic will add 10 to 15% to consolidated earnings in 2002.

Certain Information Regarding Insurance Activities

Marketing and Distribution

NSIC products are marketed through a field force of agents and service representatives who are employees of the Life Company and through a network of independent agents. The independent agent method of distribution is expected to be more cost effective and has become the fastest growing method of distribution. NSFC's products are marketed through a network of independent agents and brokers, who are independent contractors and who generally maintain relationships with one or more competing insurance companies.

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions incurred by NSIC in 2001 averaged approximately 34.8% of premiums. Commissions incurred by the NSFC in 2001 averaged approximately 17.1% of premiums and ranged from 12.5% to 27.5% depending on the type and amount of insurance sold. During 2001, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries.

NSIC has implemented changes in collection of premium payments, and the method of marketing. If the policyholder so elects, he or she may begin making payments by mail to the home office rather than have a home service agent come to their house periodically to collect premiums. This change is being implemented in response to the change in lifestyles of our policyholders. It is increasingly difficult to reach policyholders at home until early evening, and they are usually too busy to be bothered. Those who elect to pay by mail will still be provided service by an area representative for help with claims and policy related questions. With this method of payment there have been reductions in the number of NSIC employee agents. Also, because it is becoming increasingly difficult to employ people to contact our policy owners at home, NSIC management is continuing to implement changes in the method of marketing of life insurance products.

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

NSIC generally reinsures all risks in excess of $50,000 with respect to any one policy. NSFC and Omega generally reinsure with third parties any liability in excess of $100,000 on any single policy. In addition, the property-casualty subsidiaries have catastrophe excess reinsurance which protects it in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 2001, the property-casualty subsidiaries had catastrophe protection up to a $21 million loss. On a 1 in 200 year loss, that is a loss that has only a 1/2 of 1% chance of occurring in any given year, the property and casualty subsidiaries would pay $2.7 million in losses and reinsurers would pay $17.9 million.

In addition to catastrophe reinsurance, NSFC also had a 50% quota share reinsurance agreement on ocean marine exposure with additional excess of loss coverage.

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense, and withdrawals determined at the time the policies were issued. As of December 31, 2001, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $23 million. NSIC believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that such reserves are adequate to provide for future policy benefits. Wakely & Associates, consulting actuaries, provided actuarial services in calculating reserves.

The property-casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property-casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2001, the property-casualty subsidiaries had reserves for unpaid claims of approximately $13.9 million before subtracting unpaid claims which will be due from reinsurers of $2.4 million leaving net unpaid claims of $11.5 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2001, 2000 or 1999. The Company believes such reserves are adequate to provide for settlement of claims. Employees of the Company calculate NSFC and Omega loss reserves. Milliman & Robertson, an independent actuarial consulting firm, issues a Statement of Actuarial Opinion regarding the adequacy of reserves.

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

NSIC primarily markets its life and health insurance products through the home service system. Direct competition comes from other home service companies, of which there are many. NSIC's life and health products also compete with products sold by ordinary life companies. NSIC writes policies primarily in Alabama. The market share of the total life and health premiums written is small because of the number of insurers in this highly competitive field. The primary methods of competition in the field are service and price. NSIC attempts to price its products with other home service companies.

Because of the increased costs associated with a home service company, premium rates are generally higher than ordinary products, so competition from these ordinary insurers must be met through service.

The property-casualty subsidiaries market their products through independent agents and brokers, concentrating on dwelling fire, homeowners and nonstandard auto coverage. NSFC, though one of the larger writers of lower value dwelling fire insurance in Alabama, nevertheless faces a number of competitors in this niche. Moreover, larger general line insurers also compete with NSFC. The market share in states other than Alabama is small. Price is the primary method of competition. Due to the method of marketing through independent agents, commission rates and service to the agent are also important factors in whether the independent agent agrees to offer NSFC products over its competitors.

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

Item 3.  Legal Proceedings

The Company and its subsidiaries are named as parties to litigation related to the conduct of their insurance operations. Further information regarding details of pending suits can be found in note N to the consolidated financial statements.

Item 4.  Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The capital stock of the Company is traded in the NASDAQ national market. Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ). The trade symbol is NSEC.

The number of shareholders of the Company's capital stock as of January 31, 2001, was approximately 1,100.

                  Stock Bid Prices   Dividends
                  High    Low        Per Share

2001
First Quarter    $15.63  $ 10.21  $  .183
Second Quarter    15.00    11.08     .183
Third Quarter     15.45    11.00     .19
Fourth Quarter    14.49    12.00     .20

2000
First Quarter    $11.25  $  9.17  $  .175
Second Quarter    10.21     9.17     .175
Third Quarter     14.27    10.42     .175
Fourth Quarter    16.04    11.04     .183

Item 6.  Selected Financial Data
         (Amounts in thousands, except per share)



Operating results                   2001        2000         1999           1998         1997
-----------------                   ------      ----         ----          -----         ----
     Net premiums earned ......   $  25,357    $  22,921    $  25,936    $  28,451    $  31,156
     Net investment income ....       4,506        4,434        4,354        4,351        4,204
     Net realized investment
          gains ...............       1,640        1,723        1,951        4,117        2,720
     Other income .............       1,280          597          385          385          695
                                  ---------    ---------    ---------    ---------    ---------
Total revenues ................   $  32,783    $  29,675    $  32,626    $  37,304    $  38,775
                                  =========    =========    =========    =========    =========

Net Income ....................   $   4,130    $   3,776    $   3,756    $     930    $   2,998
                                  =========    =========    =========    =========    =========

Net income per share ..........   $    1.67    $    1.53    $    1.52    $    0.35    $    1.07
                                  =========    =========    =========    =========    =========


Other Selected Financial Data

Total shareholders' equity ....   $  44,884    $  43,780    $  41,888    $  41,968    $  46,352

Book value per share ..........   $   18.18    $   17.74    $   16.98    $   17.05    $   16.70

Dividends per share ...........   $    0.76    $    0.71    $    0.68    $    0.64    $    0.58

Net change in unrealized
     capital gains (net of tax)   ($  1,161)   ($    136)   ($  2,231)   ($    351)   $   4,556

Total assets ..................   $  99,484    $  97,563    $  98,105    $ 103,973    $ 106,958


Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included elsewhere herein.

Results of Operations

Consolidated Results of Operations:

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Consolidated net income for The National Security Group (The Company) was $4.130 million in 2001 compared to $3.776 million in 2000. On a per share basis earnings were 1.67 in 2001 compared to 1.53 in 2000. A second consecutive year of underwriting profits in the property/casualty insurance subsidiaries boosted earnings to the highest levels in more than a decade. Realized capital gains in 2001 were 1.64 million and 1.72 million in 2000. Consolidated revenues were $32.8 million in 2001 compared to $29.7 million in 2000. The operating results of the subsidiaries are discussed in further detail in the sections that follow.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Consolidated net income for The National Security Group was $3.776 million in 2000 compared to $3.756 million in 1999. On a per share basis earnings were $1.53 in 2000 compared to $1.52 in 1999. Operating results in The Company's property/casualty subsidiaries were much improved due to the elimination of several general agent auto programs, but a non-recurring charge incurred in the life insurance subsidiary due to a management decision to strengthen reserves in certain blocks of industrial life policies decreased earnings by approximately $.29 per share. Realized capital gains in 2000 were $1.72 million compared to $1.95 million in 1999. Consolidated revenues were $29.7 million in 2000 compared to $32.6 million in 1999.

Industry Segment Data

Certain financial information for The National Security Group's three segments (life and accident and health insurance, property and casualty insurance, and other) is summarized as follows (amounts in thousands):

Premium revenues:                          2001     %    2000      %      1999      %
                                           ----     -   -----      --    -----     --
Life and accident and health insurance   $ 5,161  20.4  $ 4,594   20.1  $  4,251  16.4
Property and casualty insurance          $20,196  79.6   18,326   79.9    21,685  83.6
                                          ------  ----   ------   ----   -------  ----
                                         $25,357 100.0  $22,920  100.0  $25,936  100.0

Income before taxes and equity in income of affiliate:


                                          2001      %      2000       %     1999       %
                                          ----      -      ----       -     -----      --
Life and accident and health insurance   $   586   10.7  $ 1,667    34.5  $ 2,556    56.6
Property and casualty insurance ......   $ 5,440   99.4    3,917    80.9    2,365    52.4
Other ................................      (313)  (5.7)    (473)   (9.8)    (110)   (2.4)
Interest expense .....................      (243)  (4.4)    (267)   (5.6)    (295)   (6.6)
                                         -------  -----    -------  -----  -------   -----
                                         $ 5,470  100.0  $ 4,844   100.0  $ 4,516   100.0
                                         =======  =====   =======  =====  =======   =====


Life and Accident and Health Insurance Operations:

The Company's life, accident and health insurance business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000:

Income before income taxes in 2001 was $586,000 compared to $1,667,000 in 2000. Increased field cost and general expenses and a decrease in realized capital gains were the primary factors contributing to the decrease in income in the life insurance subsidiary.

NSIC increased premium income 12.3% to $5,161,000 in 2001 compared to $4,594,000 in 2000. Life insurance premium income increased 10.5% in 2001, and accident and health insurance also had an increase of 20.5% in 2001. The life insurance sales through independent agents were the source of premium growth in NSIC in 2001.

Commission expenses increased due to the continued increase in new business production. Life insurance commissions are front loaded, meaning that significantly higher commission rates are paid in the early years of a policy and decrease significantly particularly after the first two years of the policy.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999:

Income before income taxes in 2000 was $1,667,000 compared to $2,556,000 in 1999. A one time charge for reserve increases on certain blocks of old industrial life insurance which NSIC no longer sells was the primary factor contributing to the decrease in income before income taxes.

NSIC increased premium income 8% to $4,594,000 in 2000 compared to $4,251,000 in 1999. Life insurance premium income increased 10.3% in 2000, and accident and health insurance decreased slightly compared to 1999. Life insurance sales through independent agents were the source of premium growth in NSIC in 2000.

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000:

Net income  before  income tax was  $5,440,000 in 2001 compared to $3,917,000 in
2000.  Improved   underwriting  results  continued  to  be  the  primary  factor contributing to the improvement in income before taxes.

Earned premium for 2001 was $20,196,000 compared to $18,326,000 in 2000. The property/casualty subsidiaries experienced premium growth in dwelling fire, homeowners, and private passenger auto lines of business.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999:

Net income before income tax was $3,917,000 in 2000 compared to $2,365,000 in 1999. Improved underwriting results were the primary factor contributing to the improvement in income before tax. The elimination of several unprofitable private passenger and commercial auto insurance programs run by managing general agents was the primary factor leading to the improvement in underwriting results.

Management terminated the contract of the last remaining auto general agent program in 2000. The program, which produced private passenger auto premium in Florida, was terminated due to continued poor underwriting results. The final policies in force on this program expired in mid 2001. With the elimination of this program and other similar programs over the last two years management has significantly improved underwriting results.

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

The results of these ratios for the past three years were:

                               2001    2000    1999
                               ----    ----    ----
Loss and LAE Ratio .......     54.3%   61.6%    70.9%
Underwriting Expense Ratio     36.1%   34.8%    35.8%
                               ----    ----    -----
Combined Ratio ...........     90.4%   96.4%   106.7%

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

The combined ratio for 2001 compared to 2000 decreased six percentage points. This improvement was attributable to a lack of storm activity in the dwelling property lines of business and the elimination of unprofitable general agent auto programs from prior years.

Asset Portfolio Review: The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. At December 31, 2001, the company's holdings in debt securities amounted to 68% of total investments and 58% of total assets. The following is a breakdown of the bond portfolio quality according to National Association of Insurance Commissioners (NAIC) Securities Valuation Office (SVO) rating standards, and the nationally recognized rating organization equivalents of Moody's and Standard and Poor's:

                                          SVO Equivalents          % of Total
SVO Class                Moody's          Standard and Poor's    Bond Portfolio
---------                -------          ----------------       --------------
1                       Aaa to A3          AAA to A-                    82.2
2                       Baa to Baa3        BBB+ to BBB-                 15.4
3                       Ba1 to Ba3         BB+ to BB-                    2.4
4                       B1 to B3           B+ to B-                      0.0
5                       Caa to Ca          CCC+ to C                     0.0
6                       C                  CI to D                       0.0

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

The insurance subsidiaries' fixed maturity securities include mortgage-backed bonds, primarily collateralized mortgage obligations (CMO's), of $9.2 million and $11.4 million at December 31, 2001 and 2000 respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Securities that are purchased at a premium to par value and prepay faster than expected will incur a reduction in yield or loss. Securities that are purchased at a discount to par value and prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

Market Risk Disclosures: Since the Company's assets and liabilities are largely monetary in nature, the Company's financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve and equity pricing risks.

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $23 million. If the market value of the S & P 500 Index decreased 10% from its December 31, 2001 value, the fair value of the Company's common stock would decrease by approximately $2.3 million.

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

The Company's investment approach in the equity markets is based primarily on a fundamental analysis of value. This approach requires the investment committee to invest in well managed, primarily dividend paying companies, which have a low debt to capital ratio, above average return on net worth for a sustained period of time, and low price to book value or low volatility rating (beta) relative to the market. The dividends provide a steady cash flow to help pay current claim liabilities, and it has been the Company's experience that by following this investment strategy, long term investment results have been superior to those offered by bonds, while keeping the risk of loss of capital to a minimum.

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

The National Security Group's consolidated statement of cash flows indicate that operating activities provided (used) cash of $2,913,000, $(442,000), $868,000 in 2001, 2000, and 1999 respectively. Those statements also classify the other sources and uses of cash by investing activities, and financing activities and disclose the amount of cash available at the end of the year to meet the Company's obligations.

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

The Company has notes payable of $2.1 million at December 31, 2001. The notes payable are to be repaid in quarterly installments over five years.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. On December 31, 2001, the Company had no known impairments of assets or changes in operation, which would have a material adverse effect upon liquidity. Approximately 83% of the Company's assets are invested in cash, investment grade fixed income securities, short-term investments and broadly traded equity securities which are highly liquid. The values of these investments are subject to the conditions of the markets in which they are traded. Past fluctuations in these markets have had little effect on the liquidity of the Company. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

Except as discussed in Note N to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in note K to the consolidated financial statements, in 2002, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $1.1 million in the life insurance subsidiary and $2.7 million in the property/casualty insurance subsidiary. However, that condition poses no short-term or long-term liquidity concerns for the parent company.

Statutory Risk-Based Capital of Insurance Subsidiaries: The NAIC has adopted Risk-Based Capital (RBC) requirements for life/health and property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. State insurance regulators will use the RBC formula as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within levels, each of which requires corrective action. The levels and ratios are as follows:

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

The ratios of Total  Adjusted  Capital to  Authorized  Control Level RBC for The
National   Security   Group's   life/health  and   property/casualty   insurance
subsidiaries are all in excess of eight to one at December 31, 2001.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $13 million and $14.3 million at December 31, 2001 and 2000, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 15.7 and 12.9 at December 31, 2001 and 2000 respectively. Accordingly, National Security Insurance Company meets the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $23.6 million and $24.1 million at December 31, 2001 and 2000, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 7.0 and 9.7 at December 31, 2001 and 2000 respectively. Accordingly, National Security Fire & Casualty Company meets the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $5.0 million and $4.1 million at December 31, 2001 and 2000, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 8.4 and 8.4 at December 31, 2001 and 2000 respectively. Accordingly, Omega One Insurance Company meets the minimum RBC requirements.

Item 8.  Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Consolidated Financial Statements:

Reports of Independent Certified Public Accountants                          22

Consolidated Statements of Income -
  Years Ended December 31, 2001, 2000, and 1999                              24

Consolidated Balance Sheets -
  December 31, 2001 and 2000                                                 25

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 2001, 2000, and 1999                              26

Consolidated Statements of Cash Flows -
  Years Ended December 31, 2001, 2000, and 1999                              27

Notes to Consolidated Financial Statements -
  December 31, 2001                                                          28

Financial Statement Schedules:

Reports of Independent Certified Public Accountants
  on Financial Statement Schedules                                           47

Schedule I.  Summary of Investments -
  December 31, 2001 and 2000                                                 48

Schedule II.  Condensed Financial Information of Registrant -
  December 31, 2001 and 2000                                                 49

Schedule III.  Supplementary Insurance Information -
  December 31, 2001, 2000, and 1999                                          53

Schedule IV.  Reinsurance -
  Years Ended December 31, 2001, 2000, and 1999                              54

All other Schedules are not required under related instructions or are inapplicable and therefore have been omitted.

                          INDEPENDENT AUDITORS REPORT



To the Board of Directors
and Shareholders of
The National Security Group, Inc.
Elba, Alabama

We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Security Group, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Barfield, Murphy, Shank & Smith, P.C.

Birmingham, Alabama
February 22, 2002

               Report of Independent Certified Public Accountants


To the Board of Directors
and Shareholders of
The National Security Group, Inc.


We have audited the accompanying consolidated statements of income and cash flows of The National Security Group, Inc. and subsidiaries for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of income and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of income and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated statements of income and cash flows. We believe that our audit of the statements of income and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of income and cash flows referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The National Security Group, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
February 18, 2000

                          THE NATIONAL SECURITY GROUP, INC.

                          CONSOLIDATED STATEMENTS OF INCOME

                                                                   (Dollars in thousands
                                                                    except per share amounts)
                                                                     Years Ended December 31,
                                                                 ---------------------------
                                                                 ---------------------------

REVENUES                                                           2001      2000      1999
   Net premiums earned ........................................   $25,357   $22,921   $25,936
   Net investment income ......................................     4,506     4,434     4,354
   Net realized investment gains ..............................     1,640     1,723     1,951
   Other income ...............................................     1,280       597       385
                                                                   ------    ------    ------
                                                                   32,783    29,675    32,626

BENEFITS AND EXPENSES
   Policyholder benefits paid or provided .....................    13,516    14,125    17,275
   Amortization of deferred policy acquisition costs ..........     1,778     1,302     1,202
   Commissions ................................................     4,338     3,206     3,563
   General insurance expenses .................................     6,223     5,157     4,786
   Insurance taxes, licenses and fees .........................     1,215       774       987
   Interest expense ...........................................       243       267       297
                                                                   ------    ------    ------
                                                                   27,313    24,831    28,110
                                                                   ------    ------    ------
   Income Before Income Taxes and Equity in Income of Affiliate     5,470     4,844     4,516

INCOME TAX EXPENSE
   Current ....................................................     1,051       608       925
   Deferred ...................................................       341       460      (165)
                                                                   ------    ------    ------
                                                                    1,392     1,068       760
                                                                   ------    ------    ------
   Income Before Equity in Income of Affiliate                      4,078     3,776     3,756

   Equity in Income of Affiliate                                       52      --        --
                                                                   ------    ------    ------
                                                     Net Income   $ 4,130   $ 3,776   $ 3,756
                                                                   ======    ======    ======
   EARNINGS PER COMMON SHARE
                                                     Net Income   $  1.67   $  1.53   $  1.52
                                                                   ======    ======    ======

See notes to consolidated financial statements.

                        THE NATIONAL SECURITY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                       (Dollars in thousands)
                                                                                                            December 31,
                                                                                                      -------------------------
                                                                                                      -------------------------
ASSETS                                                                                                    2001          2000

Investments
   Securities held-to-maturity, at amortized cost (estimated fair value: 2001 - $23,922
    2000 - $29,035) ..................................................................................   $ 23,135   $ 28,875
   Securities available-for-sale, at estimated fair value (cost: 2001 - $45,975;
     2000 - $38,311) .................................................................................     57,648     51,648
   Receivable for securities .........................................................................         50        143
   Note receivable from affiliate ....................................................................        250       --
   Mortgage loans on real estate, at cost ............................................................        275        116
   Investment real estate, at book value (accumulated depr.: 2001 - $17; 2000 - $39) .................      1,563      1,569
   Policy loans ......................................................................................        726        692
   Investment in affiliate ...........................................................................         53       --
   Short-term investments ............................................................................      1,796      1,675
                                                                                                           ------     ------
                                                                                     Total Investments     85,496     84,718
                                                                                                           ------     ------

Cash .................................................................................................      1,595        954
Accrued investment income ............................................................................        938        881
Reinsurance recoverable ..............................................................................      3,524      3,534
Deferred policy acquisition costs ....................................................................      4,615      4,469
Prepaid reinsurance premiums .........................................................................        291        293
Other assets .........................................................................................      3,025      2,714
                                                                                                           ------     ------
                                                                                          Total Assets   $ 99,484   $ 97,563
                                                                                                           ======     ======
LIABILITIES AND SHAREHOLDERS' EQUITY

Policy and claim reserves ............................................................................   $ 41,739   $ 41,918
Checks outstanding in excess of bank balance .........................................................      1,905      1,107
Other policyholder funds .............................................................................      1,503      1,488
Long-term debt .......................................................................................      2,108      2,401
Accrued income taxes .................................................................................        593        336
Other liabilities ....................................................................................      3,669      3,114
Deferred income tax ..................................................................................      3,083      3,419
                                                                                                           ------     ------
                                                                                     Total Liabilities     54,600     53,783
                                                                                                           ======     ======
Commitments and Contingencies ........................................................................       --         --

Shareholders' Equity
   Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding ..............       --         --
   Class A common stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding .......       --         --
   Common stock, $1 par value, 2,500,000 shares authorized, 2,466,600 and 2,339,848
    shares issued and 2,466,600 and 2,055,811 shares outstanding, respectively .......................      2,467      2,340
   Additional paid in capital ........................................................................      4,951         17
   Accumulated other comprehensive income ............................................................      8,618      9,779
   Retained earnings .................................................................................     28,848     35,225
   Treasury stock, at cost (0 and 284,037 shares, respectively) ......................................       --       (3,581)
                                                                                                           ------     ------
                                                                            Total Shareholders' Equity     44,884     43,780
                                                                                                           ------     ------
                                                            Total Liabilities and Shareholders' Equity   $ 99,484   $ 97,563
                                                                                                           ======     ======

See notes to consolidated financial statements

                        THE NATIONAL SECURITY GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                        (Dollars in thousands)
                                             ---------------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------------
                                                                               Accumulated
                                                                                Other
                                                       Comprehensive  Retained Comprehensive Common   Paid-in   Treasury
                                                Total     Income      Earnings  Income       Stock    Capital    Stock
                                              ---------  ---------   ---------  -------    -------    --------  ---------
                                              ---------  ---------   ---------  -------    -------    --------  ---------

Balance at January 1, 2000 ................  $41,888                $33,197    $9,915    $2,340    $    17     $(3,581)
Comprehensive income:
     Net income for 2000 ..................    3,776    $3,776        3,776        --       --          --         --
     Other comprehensive income, net of tax
         Unrealized loss on securities, net
          of reclassification adjustment ..     (136)     (136)       --         (136)      --          --         --
                                                         -----
Comprehensive income ......................             $3,640
     Cash dividends .......................   (1,748)    =====       (1,748)       --       --          --         --
                                               -----                  -----     -----     -----       -----      -----
Balance at December 31, 2000 ..............   43,780                 35,225     9,779     2,340         17      (3,581)
Comprehensive income:
     Net income for 2001 ..................    4,130     4,078        4,130        --       --          --         --
     Other comprehensive income, net of tax
         Unrealized loss on securities, net
         of reclassification adjustment ...   (1,161)    (1,161)       --      (1,161)      --          --         --
                                                          -----
Comprehensive income ......................              $2,917
                                                          =====
     Retirement of treasury stock .........       --                 (3,297)               (284)                 3,581
     Stock dividend (20%) .................                          (5,345)                411      4,934
     Cash dividends .......................   (1,865)                (1,865)       --        --          --        --
                                               -----                 ------     -----     -------   ------       ------
Balance at December 31, 2001 ..............  $44,884                $28,848    $8,618    $  2,467   $4,951      $  --
                                              ======                 ======    ======     =======   ======       ======


See notes to consolidated financial statements

                          THE NATIONAL SECURITY GROUP, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          (Dollars in thousands)
                                                                           Year ended December 31,
                                                                        --------------------------------
                                                                        --------------------------------
                                                                            2001       2000      1999
Cash flows from operating activities:
Net income ..........................................................   $  4,130    $  3,776   $  3,756

Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Change in accrued investment income .............................        (57)        (51)       (66)
    Change in reinsurance recoverable ...............................         10       1,153      2,146
    Amortization of deferred policy acquisition costs ...............      1,778       1,119      1,201
    Change in receivable for securities .............................         93        (143)        --
    Net realized gains on investments ...............................     (1,593)     (1,941)    (2,024)
    Gain on disposal of property and equipment ......................        (47)        (32)        --
    Policy acquisition costs deferred ...............................     (1,924)     (1,315)    (1,320)
    Change in current income taxes receivable .......................       --          --           75
    Change in prepaid reinsurance premiums ..........................          2         (36)         9
    Depreciation expense and amortization/accretion .................        (42)        115        219
    Change in policy liabilities and claims .........................       (179)     (3,021)    (4,514)
    Change in income tax payable ....................................        257         459         53
    Change in deferred income taxes .................................        169         284       (166)
    Change in other liabilities .....................................        555          13        109
    Equity in earnings of investee ..................................        (52)       --           --
    Other, net ......................................................       (187)       (822)     1,390
                                                                           ------      ------    -------
       Net cash (used in) provided by operating activities ..........      2,913        (442)       868

Cash flows from investing activities:
   Purchases of held-to-maturity securities .........................       (982)       (668)    (3,759)
   Purchases of available-for-sale securities .......................    (16,575)     (7,139)   (10,189)
   Proceeds from maturities of held-to-maturity securities ..........      6,926       2,622      3,805
   Proceeds from sales of available-for-sale securities .............     10,508       6,973     10,747
   (Purchases of) proceeds from real estate held for investment .....         38         (13)        71
   Net (purchases) proceeds from short-term investment ..............       (121)        454      1,161
   Receipts from repayment of loans, net ............................       (443)        (27)        (1)
   Purchase of property and equipment ...............................       (335)       (378)      (230)
   Proceeds from sale of property and equipment .....................         57          51         36
                                                                           ------      ------    ------
       Net cash (used in) provided by investing activities ..........       (927)      1,875      1,641

Cash flows from financing activities:
   Payments on notes payable ........................................       (293)       (271)      (332)
   Change in other policyholder funds ...............................         15         (38)      (109)
   Dividends paid ...................................................     (1,865)     (1,748)    (1,664)
   Change in treasury stock .........................................       --          --           60
   Change in checks outstanding in excess of bank balances ..........        798         195        136
                                                                           ------      ------     ------
       Net cash used in financing activities ........................     (1,345)     (1,862)    (1,909)
                                                                           ------      ------     ------
       Net (decrease) increase in cash ..............................        641        (429)       600

Cash at beginning of year ...........................................        954       1,383        783
                                                                           ------      -----     ------
Cash at end of year .................................................   $  1,595    $    954     $1,383
                                                                           ======      =====     ======
Cash paid during the year for:
   Interest .........................................................   $    241    $    266     $  296
                                                                           ======      =====     ======
   Income taxes .....................................................   $    800    $    500     $  630
                                                                           ======      =====     ======


                        THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:
National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO). NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega). Omega included a wholly-owned subsidiary - Liberty Southern Insurance Company (LSIC) through September 30, 2001. LSIC was liquidated on September 30, 2001. All significant intercompany transactions and accounts have been eliminated.


Investment in Affiliate

The companys investment in affiliate consists of a 50% interest in Mobile Attic, Inc., a portable storage leasing company. The company accounts for this investment using the equity method (see note N commitment).

Description of Major Products

NSIC is licensed in the states of Alabama, Georgia, Mississippi, Texas, South Carolina and Florida and was organized in 1947 to provide life and burial insurance policies to the home service market. Premiums sold and serviced by company agents primarily include industrial life, larger ordinary life, accident and health, limited hospital, cancer and low valued life insurance. NSFC operates in various property and casualty lines, the most significant of which are low valued dwelling property, home service fire, nonstandard automobile physical damage and liability, nonstandard commercial, ocean marine and inland marine. Omega operates in property and casualty lines, the most significant of which is commercial auto liability.

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

                        THE NATIONAL SECURITY GROUP, INC.

Investments

The Companys securities are classified in two categories and accounted for as follows:

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

                        THE NATIONAL SECURITY GROUP, INC.

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Disclosures About Fair Value of Financial Instruments  continued

SFAS No. 107 excludes certain financial instruments, particularly insurance liabilities other than financial guarantees and investment contracts, from its disclosure requirements. In evaluating the Companys management of interest rate and liquidity risk, the fair values of all assets and liabilities should be taken into consideration.

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

The fair value of the mortgage loan portfolio was approximately equal to the carrying amount of $275,000 on December 31, 2001 ($116,000 on December 31,
2000).

As of December 31, 2001, the fair value of policy loans approximated their carrying amount of $726,000 ($692,000 as of December 31, 2000).

The fair value of other policyholder funds on deposit is estimated to approximate their carrying amount of $1,503,000 on December 31, 2001 ($1,488,000 on December 31, 2000).


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

NOTE A - SIGNIFICANT ACCOUNTING POLICIES  CONTINUED

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

Policy Liabilities

The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:
                        Years of Issue   Interest Rate
                          1947 - 1968          4%
                          1969 - 1978    6% graded to 5%
                          1979 - 2001    7% graded to 6%

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

                        THE NATIONAL SECURITY GROUP, INC.

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,466,600 (2,466,600 in 2000 and 1999).


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

Reclassifications

Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on the previously reported net income or shareholders equity.

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

Recently Issued Accounting Standards

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the Company to record all derivative financial instruments at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 did not have a material
effect  on  the  Companys   financial   position  or  results  of   operations.
Prospectively, the adoption of No. 133 may introduce volatility into the Companys

                        THE NATIONAL SECURITY GROUP, INC.

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recently Issued Accounting Standards continued

reported net income and other comprehensive income depending on future market conditions and the Companys hedging activities.

In September 2000 the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

Recently Issued Accounting Standards- Continued

The adoption of this accounting standard did not have a material effect on the Companys financial position or results of operations.

In June 2001, the FASB issued SFAS Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and effective for any goodwill or intangible asset acquired after June 30, 2001. The Company does not expect the adoption of SFAS No. 142 to have a material effect on the Companys financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Companys financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 revises SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material effect on the Companys financial position or results of operations.

                        THE NATIONAL SECURITY GROUP, INC.

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


The purchase of LSIC was accounted for by the purchase method, whereby the underlying assets acquired and liabilities assumed from the purchased corporation are recorded by Omega at their fair value. The excess of the amount paid over the fair value of LSICs identifiable net assets was approximately $200,000, which has been recorded as a charge to earnings in year 2000. The operating results of LSIC have been included in the Companys consolidated financial statements since the date of acquisition. The purchase agreement provides for additional consideration to be paid the former stockholders contingent upon specified premium growth of the LSIC block of business.

Pro forma results of consolidated operations for 2000 and 1999, assuming the LSIC acquisition was made at the beginning of each year, is as follows:

                                                           2000             1999
Net premiums earned ..........................          $23,817          $26,787
Income before taxes ..........................          $ 4,653          $ 4,450
Net income ...................................          $ 3,585          $ 3,690
Earnings per common share ....................          $  1.45          $  1.50

                        THE NATIONAL SECURITY GROUP, INC.

NOTE C - STATUTORY ACCOUNTING PRACTICES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which vary in certain respects from reporting practices prescribed or permitted by insurance regulatory authorities. The significant differences for statutory reporting include: (a) acquisition costs of acquiring new business are charged to operations as incurred, (b) life policy liabilities are established utilizing interest and mortality factors specified by regulatory authorities, (c) the Asset Valuation Reserve (AVR) and the Interest Maintenance Reserve (IMR) are recorded as liabilities, and (d) non-admitted assets (furniture and equipment, agents debit balances and prepaid expenses) are charged directly to surplus.

Statutory  net  gains  from  operations  and  capital  and  surplus,   excluding
intercompany transactions, are summarized as follows:

                                                                     (Dollars in thousands)
                                                                     Year Ended December 31,
                                                                   ---------------------------
                                                                   ---------------------------
                                                                     2001      2000   1999
NSIC - including realized capital gains of  $652, $986 and $818,
  respectively .................................................   $   709   $ 1,016   $ 2,092
                                                                    ======    ======    ======
NSFC - including realized capital gains of $875, $709 and
  $684, respectively ...........................................   $ 2,720   $ 2,140   $ 1,703
                                                                    ======    ======    ======
Omega - including realized capital gains of $152, $257, and
  $480, respectively ...........................................   $ 1,047   $ 1,155   $   231
                                                                    ======    ======    ======
LSIC (nine months ended September 30 for 2001) .................   $     6   $     8   $  --
                                                                    ======    ======    ======
Statutory capital and surplus:
NSIC - including AVR of $1,586, $1,780 and $2,639,
  respectively .................................................   $11,416   $14,925   $15,202
                                                                    ======    ======    ======
NSFC ...........................................................   $23,572   $24,170   $23,443
                                                                    ======    ======    ======
Omega ..........................................................   $ 5,000   $ 4,079   $ 3,182
                                                                    ======    ======    ======
LSIC ...........................................................  $      0   $   500   $     0
                                                                    ======    ======    ======


The above amounts exclude allocation of overhead from the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital. LSIC was liquidated on September 30, 2001.

                        THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE D - INVESTMENT SECURITIES

The amortized cost and aggregate fair values of investments in securities are as follows:

                                                               (Dollars in thousands)
                                                                  December 31, 2001
                                                                      Gross       Gross
                                                          Amortized   Unrealized Unrealized  Fair
                                                           Cost        Gains      Losses     Value

Available-for-sale securities:
   Corporate debt securities ............................   $19,564   $   356   $  (441)   $19,479
   Obligations of states and political subdivisions .....     2,895        99        (4)     2,990
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies ..........    12,242       436        (2)    12,676
   Equity securities ....................................    11,274    12,237    (1,008)    22,503
                                                            -------    ------    -------    ------
                                                    Total   $45,975   $13,128   $(1,455)   $57,648
                                                            =======    ======    =======    ======

Held-to-maturity securities:
   Corporate debt securities ............................   $ 9,517   $   324   $   (65)   $ 9,776
   Obligations of states and political subdivisions .....     4,235       273       (12)     4,496
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies ..........     9,383       281       (14)     9,650
                                                            -------    ------    -------    ------
                                                    Total   $23,135   $   878   $   (91)   $23,922
                                                            =======    ======    =======    ======


                                                               (Dollars in thousands)
                                                                  December 31, 2000
                                                                          Gross       Gross
                                                           Amortized     Unrealized  Unrealized Fair
                                                            Cost         Gains       Losses     Value

Available-for-sale securities:
   Corporate debt securities ............................   $10,870  $    120   $  (418)   $10,572
   Obligations of states and political subdivisions .....     2,447        40       (28)     2,459
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies ..........    13,450       255       (51)    13,654
   Equity securities ....................................    11,544    14,628    (1,209)    24,963
                                                            -------    ------    -------    ------
                                                    Total   $38,311   $15,043   $(1,706)   $51,648
                                                            =======    ======    =======    ======

                        THE NATIONAL SECURITY GROUP, INC.

NOTE D - INVESTMENT SECURITIES  CONTINUED


                                                               (Dollars in thousands)
                                                                  December 31, 2000
                                                                         Gross     Gross
                                                             Amortized Unrealized Unrealized  Fair
Held-to-maturity securities:                                   Cost     Gains      Losses    Value

   Corporate debt securities ............................   $10,683   $   116   $  (108)   $10,691
   Obligations of states and political subdivisions .....     4,338       245       (66)     4,517
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies ..........    13,854       113      (140)    13,827
                                                            -------    ------    -------    ------
                                                    Total   $28,875   $   474   $  (314)   $29,035
                                                            =======    ======    =======    ======


The amortized cost and aggregate fair value of debt securities at December 31, 2001, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          (Dollars in Thousands)
                                                            Amortized   Fair
Available-for-sale securities:                                 Cost     Value
   Due in one year or less ...............................   $ 1,795     1,812
   Due after one year through five years .................     6,243     6,285
   Due after five years through ten years ................    17,734    18,142
   Due after ten years ...................................     8,929     8,906
                                                             -------   -------
                                                     Total   $34,701   $35,145
                                                             =======   =======
Held-to-maturity securities:
   Due in one year or less ...............................   $ 2,384    $2,454
   Due after one year through five years .................     5,783     6,049
   Due after five years through ten years ................     6,046     6,262
   Due after ten years ...................................     8,922     9,157
                                                              ------    ------
                                                     Total   $23,135   $23,922
                                                              ======    ======

For 2001,  gross gains of $1,785,394  ($2,715,057  for 2000) and gross losses of
$323,829     ($774,196     for    2000)    were    realized    on    sales    of
available-for-sale-securities.

                        THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - NET INVESTMENT INCOME

Major categories of investment income are summarized as follows:

                                                     (Dollars in thousands)
                                                     Year ended December 31,
                                                 ------------------------------
                                                 ------------------------------
                                                    2001       2000      1999


Fixed maturities ..............................   $ 3,819    $ 3,629    $ 3,567
Equity securities .............................       544        642        630
Mortgage loans on real estate .................        16          7          9
Investment real estate ........................       138        142         18
Policy loans ..................................        35         43         33
Other, principally short-term investments .....        88        121        129
                                                    ------    ------      ------
                                                    4,640      4,584      4,386

Less: Investment expenses .....................      (134)      (150)       (32)
                                                    ------    ------      ------
Net investment income .........................   $ 4,506    $ 4,434    $ 4,354
                                                    ======    ======      ======

An analysis of investment gains follows:
                                                       Year ended December 31,
                                                    2001       2000       1999
Net realized investment gains (losses):
   Fixed maturities ...........................   $   149    $  (419)   $   (16)
   Other, principally equity securities .......     1,491      2,142      1,967
                                                    ------    ------      ------
                                                  $ 1,640    $ 1,723    $ 1,951
                                                    ======    ======      ======


An analysis of net decrease in unrealized appreciation on available-for-sale securities follows:

                                                               Year ended December 31,
                                                        --------------------------------------
                                                        --------------------------------------
                                                             2001       2000        1999

Net Decrease in unrealized appreciation on available-for-
   sale securities before deferred tax ..................   $ (1,366)   $(191)   $(3,196)
Deferred income tax .....................................        205       55        965
                                                            --------   -------    -------
Net Decrease in unrealized appreciation on available-for-
   sale securities ......................................   $ (1,161)   $(136)   $ (2,231)
                                                            ========   =======    =======


                        THE NATIONAL SECURITY GROUP, INC.

NOTE F - INCOME TAXES

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

                                                          (Dollars in thousands)
                                                          Year ended December 31,
                                                      -----------------------------
                                                      -----------------------------
                                                          2001       2000       1999

Federal income tax rate applied to pre-tax income ..   $ 1,860    $ 1,647    $ 1,535
Dividends received deduction and tax-exempt interest      (182)      (213)      (198)
Small life insurance company deduction .............      (122)      (209)      (410)
other, net .........................................      (164)      (157)      (167)
                                                       -------    -------    -------
Federal income tax expense .........................   $ 1,392    $ 1,068    $   760
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

The tax effect of significant differences representing deferred assets and liabilities are as follows:

                                                      (Dollars in Thousands)
                                                    ---------------------------
                                                    ---------------------------
                                                       Year ended December 31,
                                                      2001                 2000
                                                    ---------------------------

Deferred policy acquisition costs                  $ (1,569)         $   (1,519)
Policy liabilities                                      349                 419
Unearned premiums                                       464                 383
Claim liabilities                                       310                 432
General insurance expenses                              757                 694
Alternative minimum tax credit carryforward               0                  67
Unrealized gains on securities available-for-sale    (3,394)             (3,895)
                                                    --------           --------
Net deferred tax liabilities                      $  (3,083)         $   (3,419)
                                                    ========           ========

                        THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F - INCOME TAXES - CONTINUED

The appropriate income tax effects of changes in temporary differences are as follows:
                                               Year ended December 31,
                                                ----------------------
                                                ----------------------
                                               2001     2000     1999

Deferred policy acquisition costs ..........  $   49    $  66    $  41
Policy liabilities .........................      70       69      (25)
Unearned premiums ..........................     (81)     (56)     113
General insurance expenses .................     (62)      18       (1)
Alternative minimum tax credit carryforward      243      247     (314)
Claim liabilities ..........................     122      116       21
                                               ------ --------   -------
                                               $ 341  $   460    $(165)
                                               ====== ========   =======

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus". The aggregate balance in this account, $3,720,000 at December 31, 2001, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred income tax liability not recognized is approximately $1,270,000 at December 31, 2001.


NOTE G - LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

                                                    (Dollars in thousands)
                                                    ----------------------
                                                        2001     2000
Note payable to bank with a 7% interest rate
dated October 9, 1998; matures May 28, 2004
Payments of $63,575 due quarterly. Unsecured ......   $2,108   $2,208

Note payable to bank with a 7.44% interest rate
dated February 25, 1998; matures February 26, 2003
Payments of $45,374 due quarterly. Unsecured ......
                                                         0        193
                                                      ------   ------
                                                       2,108   $2,401

Aggregate maturities of long-term debt for each of the three years subsequent to December 31, 2001 are as follows (dollars in thousands): 2002-$110; 2003-$118; 2004-$1,880.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE H - POLICY AND CLAIM RESERVES

At December 31, policy and claim reserves consisted of the following:

                                                         (Dollars in thousands)
                                                          2001            2000
                                                          ----            ----
Benefit and loss reserves
  Property and casualty ......................          $11,489          $15,409
  Accident and health ........................              318              301
  Life and annuity ...........................           22,416           19,486
Unearned premiums ............................            7,115            6,364
Policy and contract claims ...................              401              358
                                                        -------          -------
                                                        $41,739          $41,918
                                                        =======          =======


The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense for the years ended December 31:


                                                        (Dollars in thousands)
                                                --------------------------------
                                                 2001         2000         1999

Claims and claim adjustment expense
  reserves at beginning of year                 $15,409     $18,471     $21,528
Less reinsurance recoverables on
  unpaid losses                                   3,092       3,907       5,889
                                                 ------      ------      ------
Net balances at beginning of year                12,317      14,564      15,639
Provision for claims and claim adjustment
  expenses for claims arising in current year    14,045      14,465      15,859
Estimated claims and claims adjustment
  expenses for claims arising in prior years     (3,089)     (5,411)     (3,074)
                                                 ------      ------      ------
Total increases                                  10,956       9,054      12,785
Claims and claim adjustment expense
  payments for claims arising in:
    Current year                                  9,891       8,792       9,934
    Prior years                                   4,289       2,509       3,926
                                                 ------      ------      ------
Total payments                                   14,180      11,301      13,860
                                                 ------      ------      ------
Net balance at end of year                        9,093      12,317      14,564
Plus reinsurance recoverables on
  unpaid losses                                   2,396       3,092       3,907
                                                 ------      ------      ------
Claims and claim adjustment expense
  reserves at end of year                       $11,489     $15,409     $18,471
                                                 ======      ======      ======

                        THE NATIONAL SECURITY GROUP, INC.

NOTE H - POLICY AND CLAIM RESERVES - CONTINUED

As a result of changes in estimates of insured events in prior years, the provision of claims and claim adjustment expenses (net of reinsurance recoveries) decreased in 2001, 2000 and 1999 because of lower-than-anticipated losses in commercial and private passenger automobile lines of business.

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


NOTE I - REINSURANCE

The Companys insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term. Property and casualty reinsurance is placed on both a quota-share and excess of loss basis. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of reinsurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvencies. At December 31, 2001, reinsurance receivables with a carrying value of $618,000 ($912,000 at December 31, 2000) and prepaid reinsurance premiums of $291,000 ($293,000 at December 31, 2000) were associated with a single reinsurer. The amounts of recoveries pertaining to reinsurance contracts that were deducted from losses incurred during 2001, 2000 and 1999 were approximately $988,801, $605,000, and $1,819,000, respectively



The effect of reinsurance on premiums written and earned was as follows:


                                    (Dollars in Thousands)
                                            2001
                       ----------------------------------------------------
                       ----------------------------------------------------
                                  NSIC                       NSFC
                       ----------------------- ----------------------------
                       ----------------------- ----------------------------
                        Written       Earned      Written         Earned

Direct ...........       $5,047      $  5,206      $ 22,528      $ 21,777
Assumed ..........         --            --            --            --
Ceded ............          (45)          (45)       (1,579)       (1,581)
                         ------       -------      --------      --------
Net ..............       $5,002      $  5,161      $ 20,949      $ 20,196
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
                         ======       ======       ========      ========

NOTE J - EMPLOYEE BENEFIT PLAN

In 1989, the Company and its subsidiaries established a retirement savings plan and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees who have completed one year of service at January 1 or July 1 are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Contributions for 2001, 2000, and 1999 amounted to $130,000, $127,000, and $161,000, respectively. Contributions are at the Board of Directors discretion subject to governmental limitations.

In 1987, the Company established a deferred compensation plan for its Board of Directors. The Board members have an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award. Costs of the deferred compensation plan for 2001, 2000, and 1999 amounted to approximately $35,065, $54,755, and $48,490, respectively.

NOTE K - REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2001, NSICs retained earnings unrestricted for the payment of dividends in 2002 amounted to $1,141,562.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE K - REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS - CONTINUED

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. As a result, dividends from NSFC to the Company are limited to $2,719,538 in 2002.

At December 31, 2001, securities with market values of $3,458,441 ($3,745,717 at December 31, 2000) were deposited with various states pursuant to statutory requirements.

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

                        THE NATIONAL SECURITY GROUP, INC.

NOTE M - INDUSTRY SEGMENTS

The Company and its subsidiaries operate primarily in the insurance industry. Premium revenues and operating income by industry segment for the years ended December 31, 2001, 2000 and 1999 are summarized below:


                                                     (Dollars in thousands)
                                                     Year ended December 31,
                                                       2001      2000     1999
                                                       ----     -----    ------
Premium Revenues:
  Individual life and accident and health insurance   $ 5,161 $ 4,595   $ 4,251
  Property and casualty insurance                      20,196  18,326    21,685
                                                       ------  ------    ------
                                                      $25,357 $22,921   $25,936
                                                       ======  ======    ======

Income (loss) before income taxes:
  Individual life and accident and health insurance   $   586   $1,667   $2,556
  Property and casualty insurance                       5,440    3,917    2,365
  Other                                                  (313)    (473)    (110)
                                                       ------    ------   ------
                                                        5,713    5,111    4,811
                                                         (243)    (267)    (295)
                                                       ------    ------   ------
  Interest expense                                    $ 5,470    $4,844   $4,516
                                                       ======    ======   ======

Assets
  Individual life and accident and health insurance   $44,513   $42,150  $41,323
  Property and casualty insurance                      54,962    55,256   56,714
  Other                                                   509       157       68
                                                       ------    ------   ------
                                                      $99,984   $97,563 $ 98,105
                                                       ======    ======   ======

Amortization of deferred policy acquisition costs and
  depreciation expense:
    Individual life and accident and health insurance $   609     $ ( 61) $(252)
    Property and casualty Insurance                     1,279      1,406   1,615
                                                       ------     ------  ------
                                                      $ 1,888     $1,345  $1,363
                                                       ======     ======  ======

Capital expenditures are not material, and consequently not reported.


NOTE N - COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated under a commitment to extend credit to Mobile Attic, Inc., in the form of a $1,000,000 credit line. The credit line is secured by inventory and matures on September 18, 2002. Interest is due on the unpaid principal at the rate of 8% per annum. The Company may, at its option anytime on or before the payment by Mobile Attic, Inc. of all outstanding principal and interest, elect to convert the outstanding principal and accrued interest to a proportionate share of common stock in Mobile Attic, Inc.

                        THE NATIONAL SECURITY GROUP, INC.

NOTE N - COMMITMENTS AND CONTINGENCIES - CONTINUED


Contingencies

The Company and its subsidiaries continue to be named as parties to litigation related to the conduct of their insurance operations. These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Companys subsidiaries, and miscellaneous other causes of action. Most of these lawsuits include claims for punitive damages in addition to other specified relief.

NSFC, a subsidiary of the Company, was named as a defendant in a purported class action filed in Lee County, Alabama. On January 4, 2000, the Circuit Court of Lee County preliminarily approved a consent settlement to this action and the settlement was finalized in the second quarter of 2000. A provision for this settlement was reflected in the 1999 results of operations of the Company.

In two separate recently filed actions, NSIC is named as a defendant in purported class actions relating to the past sale of industrial burial insurance. The actions address whether the premiums charged were excessive relative to the benefit provided and whether the premiums charged were in any manner discriminatory relative to the race of the person insured. In addition, several individual actions on behalf of specifically named persons have been filed with similar allegations. These actions are in the initial phases and little discovery has been undertaken and no class has been certified. While the cases entail separate and distinguishable facts, the legal issues are similar to the issues pending in numerous other actions currently pending nationwide against numerous insurers. While NSIC did at one time sell industrial burial insurance, no such plans have been sold for several decades.

The company establishes and maintains reserves on contingent liabilities. In many instances, however, it is not feasible to predict the ultimate outcome with any degree of accuracy. While a resolution of these matters may significantly impact consolidated earnings and the Companys consolidated financial position, it remains managements opinion, based on information presently available, that the ultimate resolution of these matters will not have a material impact on the Companys consolidated financial position. However, it should be noted that instances of class action lawsuits against insurance companies appear to be increasing in several states in which insurance subsidiaries of the company operate.

NOTE O - CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts primarily with banks located in Alabama. The total cash balances are insured by the FDIC up to $100,000 per bank. The Company had cash balances on deposit with Alabama banks at December 31, 2001 that exceeded the balance insured by the FDIC in the amount of $617,888.

                          INDEPENDENT AUDITORS REPORT
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
and Shareholders of
The National Security Group, Inc.

Elba, Alabama

Under date of February 22, 2002, we reported on the balance sheets of The National Security Group, Inc. as of December 31, 2001 and 2000, and the related statements of income, shareholders equity and cash flows for the years then ended, which are included in this Form 10-K. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Barfield, Murphy, Shank & Smith, P.C.

Birmingham, Alabama
February 22, 2002

                        THE NATIONAL SECURITY GROUP, INC.
                SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
                             (AMOUNTS IN THOUSANDS)


                                            December 31, 2001                        December 31, 2000
                                    ----------------------------------     --------------------------------------

                                                             Amount                                    Amount
                                                             per the                                    per the
                                    Original      Fair        Balance      Original        Fair        Balance
                                     Cost         Value       Sheet          Cost         Value          Sheet
                                    --------     --------    ---------     ---------    -----------    ----------
Securities Held to Maturity:

       United States government     $9,364       $9,650       $9,383       $14,080        $14,093       $14,104
       States, municipalities
       and political subdivisions    4,224        4,496        4,235         4,037          4,214         4,052
       Public Utilities                974          989          969         1,597          1,570         1,595
       Industrial and Miscellaneous  8,506        8,787        8,549         9,075          9,158         9,124
                                    --------     --------    ---------     ---------    -----------    ----------
       Total Securities Held to
       Maturity . . . . . . .        23,068       23,922       23,136        28,789         29,035        28,875
                                    --------     --------    ---------     ---------    -----------    ----------

Securities Available for Sale:

       Equity Securities:
       Public utilities               1,543        2,953        2,953         1,443          3,345         3,345
       Banks and insurance
       companies                      1,758        4,886        4,886         1,952          5,500         5,500
       Industrial and all other       7,973       14,664       14,664         8,150         16,118        16,118
                                    --------     --------    ---------     ---------    -----------    ----------
       Total equity securities       11,274       22,503       22,503        11,545         24,963        24,963
                                    --------     --------    ---------     ---------    -----------    ----------

            Debt Securities:
       United States government      12,243       12,676       12,676        13,450         13,654        13,654
       States, municipalities
       and political subdivisions     2,895        2,990        2,990         2,447          2,459         2,459
       Public Utilities                 656          667          667           191            196           196
       Industrial and Miscellaneous  18,907       18,811       18,811        10,680         10,376        10,376
                                    --------     --------    ---------     ---------    -----------    ----------
       Total Debt Securities         34,701       35,144       35,144        26,768         26,685        26,685
                                    --------     --------    ---------     ---------    -----------    ----------

       Total Available for Sale      45,975       57,647       57,647        38,313         51,648        51,648
                                    --------     --------    ---------     ---------    -----------    ----------

       Total Securities              69,043       81,569       80,783        67,102         80,683        80,523
Receivable for securities                50                        50           143                          143
Note receivable from affiliate          250                       250             0                            0
Mortgage loans on real estate           275                       275           116                          116
Investment real estate                1,563                     1,563         1,569                        1,569
Policy loans                            726                       726           692                          692
Investment in affiliate                  53                        53             0                            0
Short term investments                1,796                     1,796         1,675                        1,675
                                    --------                 ---------     ---------                   ----------
          Total investments         $73,756                   $85,496       $71,297                      $84,718
                                    ========                 =========     =========                   ==========

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                          December 31,
                                                      ------------------------
                                                       2001            2000
                                                      ------           ----
Assets
  Cash                                                 $101             $66
  Investment in subsidiaries (equity method)
      eliminated upon consolidation                  47,062          46,481
  Other assets                                          722             458
                                                      -----          ------
   Total Assets                                     $47,885         $47,005
                                                     ======          ======

Liabilities and Shareholders Equity
  Accrued general expenses                            $893             $824
  Notes Payable                                      2,108            2,401
                                                     -----           ------
   Total Liabilities                                 3,001            3,225
                                                     -----           ------
   Total Shareholders' Equity                      $44,884          $43,780
                                                    ------           ------
   Total Liabilities and Shareholders' Equity      $47,885          $47,005
                                                   =======           ======

               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                   For the Years Ended December 31,
                                                     ----------------------------
                                                      2001       2000      1999
                                                     -------    -----     -----
Income
   From subsidiaries-eliminated upon consolidation
       Dividends .................................   $ 2,550    $ 2,400    $ 2,300
                                                     -------    -------    -------

Expenses
   State taxes ...................................        19         13         26
   Other expenses ................................       543        454        304
                                                     -------    -------    -------
                                                         562        467        330
                                                     -------    -------    -------
Income before income taxes and equity in
   undistributed earnings of subsidiaries ........     1,988      1,933      1,970
Income tax benefit ...............................      (407)      (129)       (17)
                                                     -------    -------    -------

Income before equity in undistributed earnings
   of subsidiaries ...............................     2,395      2,062      1,987
Equity in undistributed earnings (losses) of
subsidiaries .....................................     1,735      1,714      1,769
                                                     -------    -------    -------

   Net Income ....................................   $ 4,130    $ 3,776    $ 3,756
                                                     =======    =======    =======


               THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                       For the Years Ended December 31,
                                                       --------------------------------
                                                        2001       2000        1999
                                                       ------      -----       ----
Cash flows from operating activities:
Net income ..........................................   $ 4,130    $ 3,776    $ 3,756
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Equity in undistributed (income) loss of
   subsidiaries .....................................    (1,735)    (1,714)    (1,769)
 Change in other assets .............................      (271)       (68)       (33)
 Change in other liabilities ........................        69         22        (69)
                                                        -------    -------    -------
 Net cash provided by operating activities ..........     2,193      2,016      1,885
                                                        -------    -------    -------

Cash flows from financing activities:
Proceeds from notes payable .........................         0          0          0
Payments on notes payable ...........................      (293)      (271)      (332)
Purchase of treasury stock ..........................         0          0         60
Cash dividends ......................................    (1,865)    (1,747)    (1,664)
                                                        -------    -------    -------
 Net cash used in financing activities ..............    (2,158)    (2,018)    (1,936)
                                                        -------    -------    -------

Net increase (decrease) in cash and cash equivalents         35         (2)       (51)

Cash and due from banks at beginning of year ........        66         68        119
                                                        -------    -------    -------

Cash and due from banks at end of year ..............   $   101    $    66    $    68
                                                        =======    =======    =======

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

Note 2-Cash Dividends from Subsidiaries Dividends of $2.5 million in 2001, $2.4 million in 2000 and $2.3 million in 1999 were paid to the Registrant by it subsidiaries.

                        THE NATIONAL SECURITY GROUP, INC.
         SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
                             (Amounts in thousands)

                                                                         Policy
                                                                         Claims
                                          Deferred    Future           and Other
                                          Acquisition Policy   Unearned Benefits
                                             Costs    Benefits Premiums  Payable
                                            -------   -------  -------  ------
At December 31, 2001:
  Life and accident and health insurance       $3,306  $22,734      $0     $401
  Property and casualty insurance               1,309        0   7,115   11,489
                                                -----  -------   -----  -------
      Total                                    $4,615  $22,734  $7,115  $11,890
                                                =====  =======   =====  =======

At December 31, 2000:
  Life and accident and health insurance       $3,240  $19,787      $0     $358
  Property and casualty insurance               1,229        0   6,364   15,409
                                               ------  -------   -----  -------
      Total                                    $4,469  $19,787  $6,364  $15,767
                                               ======  =======  ======  =======

At December 31, 1999:
  Life and accident and health insurance       $2,881  $18,987     $0      $394
       Property and casualty insurance          1,392        0  7,088    18,471
                                               ------   ------  -----    ------
      Total                                    $4,273  $18,987 $7,088   $18,865
                                               ======   ======  =====    ======



                                                                                 Commissions,
                                                                      Benefits,  Amortization  General
                                                                      Claims,    of Deferred  Expenses,
                                                  Net                Losses and  Policy        Taxes,
                                       Premium   Investment  Other   Settlement  Acquisition  Licenses  Premiums
                                       Revenue    Income     Income   Expenses   Costs        and Fees  Written
                                       -------   --------    ------  ---------    -----      -------   --------
For the year ended December 31, 2001:
       Life and accident
       and health
       insurance ....................   $ 5,161   $ 2,303   $     4   $ 3,183   $ 1,753      $ 3,096   $ 5,002
       Property and
       casualty insurance ...........    20,196     2,203     1,276    10,333     4,363        4,017    20,949

       Other ........................         0         0         0         0         0          568         0
                                        -------   -------   -------   -------   -------      -------   -------
           Total ....................   $25,357   $ 4,506   $ 1,280   $13,516   $ 6,116      $ 7,681   $25,951
                                        =======   =======   =======   =======   =======      =======   =======

For the year ended December 31, 2000:
       Life and accident
       and health
       insurance ....................   $ 4,594   $ 2,160   $    11   $ 3,263   $   970      $ 2,430   $ 4,405
       Property and
       casualty insurance ...........    18,327     2,274       586    10,862     3,538        3,292    17,491
       Other ........................         0         0         0         0         0          476         0
                                        -------   -------   -------   -------   -------      -------   -------
           Total ....................   $22,921   $ 4,434   $   597   $14,125   $ 4,508      $ 6,198   $21,896
                                        =======   =======   =======   =======   =======      =======   =======

For the year ended December 31, 1999:
       Life and accident
       and health
       insurance ....................   $ 4,252   $ 2,124   $     2   $ 2,404   $   593      $ 1,895   $ 3,998
       Property and
       casualty insurance ...........    21,685     2,230       383    14,871     4,172        3,845    20,036
       Other ........................         0         0         0         0         0          330         0
                                        -------   -------   -------   -------   -------      -------   -------
           Total ....................   $25,937   $ 4,354   $   385   $17,275   $ 4,765      $ 6,070   $24,034
                                        =======   =======   =======   =======   =======      =======   =======




Note: Investment income and other operating expenses are reported separately by segment and not allocated.

                        THE NATIONAL SECURITY GROUP, INC.
                     SCHEDULE IV. REINSURANCE (CONSOLIDATED)
                             (Amounts in thousands)

                                                                                      Percentage
                                                         Ceded     Assumed             of Amount
                                               Gross    to Other  from Other    Net    Assumed
                                               Amount   Companies  Companies   Amount   to Net
                                              --------   -------    -----     -------    ---

For the year ended December 31, 2001:
Life insurance in force ...................   $184,128   $  6,555   $  0   $177,573     0.0%
                                               =======    =======   ====    =======     ===

Premiums:
            Life insurance and accident and
            health insurance ..............   $  5,206   $     45   $   0   $  5,161    0.0%
            Property and casualty insurance     21,777      1,581       0     20,196    0.0%
                                               -------    -------    ----   --------    ---

                Total premiums ............   $ 26,983   $  1,626   $   0   $ 25,357    0.0%
                                              ========   ========   =====   ========    ===

For the year ended December 31, 2000:
Life insurance in force ...................   $155,924   $  5,320   $   0   $150,604    0.0%
                                              ========   ========   =====   ========    ===

Premiums:
            Life insurance and accident and
            health insurance ..............   $  4,645   $     51   $   0   $  4,594    0.0%
            Property and casualty insurance     20,629      2,302       0     18,327    0.0%
                                              --------   --------   -----   --------    ---

                Total premiums ............   $ 25,274   $  2,353   $   0   $ 22,921    0.0%
                                              ========   ========   =====   ========    ===



For the year ended December 31, 1999:
Life insurance in force ...................   $146,096   $  5,449   $   0   $140,647    0.0%
                                              ========   ========   =====   ========    ===

Premiums:
            Life insurance and accident and
            health insurance ..............   $  4,300   $     49   $   0   $  4,251    0.0%
            Property and casualty insurance     23,078      1,393       0     21,685    0.0%
                                              --------   --------   -----   --------    ---

                Total premiums ............   $ 27,378   $  1,442   $   0   $ 25,936    0.0%
                                              ========   ========   =====   ========    ===

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained on pages 2-4 of The National Security Group's Proxy Statement dated March 18, 2002, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information contained on pages 7 and 8 of The National Security Group's Proxy Statement dated March 18, 2002, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained on page 10 of The National Security Group's Proxy Statement dated March 18, 2002, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to this item.


Item 13.  Certain Relationships and Related Transactions

The information contained on pages 6 and 7 of The National Security Group's Proxy Statement dated March 18, 2002, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                    PART IV

Item 14.    Exhibits, financial statement schedules, and reports on Form 8-K


a.  The following documents are filed as part of this report:            Page #

    Reports of Independent Certified Public Accountants                   22

    Consolidated Statements of Income--Years Ended
      December 31, 2001, 2000, and 1999                                   24

    Consolidated Balance Sheets--December 31, 2001 and 2000               25

    Consolidated Statements of Shareholders' Equity--Years
      Ended December 31, 2001, 2000, and 1999                             26

    Consolidated Statements of Cash Flows--Years Ended
      December 31, 2001, 2000, and 1999                                   27

    Notes To Consolidated Financial Statements--December 31, 2001         28

    Schedule I. Summary Of Investments--December 31, 2001 and 2000        48

    Schedule II. Condensed Financial Information of
      Registrant--December 31, 2001 and 2000                              49

    Schedule III. Supplementary Insurance Information--
       December 31, 2001, 2000, and 1999                                  53

    Schedule IV. Reinsurance--Years Ended December 31, 2001,
       2000, and 1999                                                     54


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

                      THE NATIONAL SECURITY GROUP, INC.

/s/ M.L. Murdock                                       /s/ W.L. Brunson, Jr.
------------------                                    -----------------------
M.L. Murdock                                          W.L. Brunson, Jr.
Sr. Vice President,                                   President, Chief Executive
Treasurer                                             Officer and Director

Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. On March 29, 2002.

                                    SIGNATURE

/s/ D.M. English                                     /s/ Fred D. Clark Jr.

/s/ Winfield Baird                                   /s/ M.L. Murdock

/s/ Carolyn Brunson                                  /s/ James B. Saxon

/s/ J.E. Brunson                                     /s/ Walter P. Wilkerson

/s/ J.R. Brunson                                     /s/ William L. Brunson,Jr.