Form 10-Q
period 2002-03-31
NATIONAL SECURITY GROUP INC
filed 2002-05-15
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002


                         Commission File Number: 0-18649


                        THE NATIONAL SECURITY GROUP, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                              63-1020300
       ---------                                             ----------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)

                   661 East Davis Street, Elba, Alabama 36323
              (Address and Zip code of principal executive offices)

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


    Number of Shares of Common Stock outstanding as of May 8, 2002: 2,466,600

                      Exhibit index is located on page 16.

                               Page 1 of 16 pages

                        THE NATIONAL SECURITY GROUP, INC

                                      INDEX




                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income ..............................   3
         Consolidated Balance Sheets ....................................   4
         Consolidated Statements of Shareholders' Equity ................   5
         Consolidated Statements of Cash Flow ...........................   6
         Notes to Financial Statements ..................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................  10

Item 3.  Market Risk Disclosures ........................................  13


PART II      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...............................  14

SIGNATURE ...............................................................  15

EXHIBIT INDEX ...........................................................  16

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)


                                                               Three Months
                                                              Ended March 31
                                                            2002            2001
                                                            ----            ----
Revenues
Net insurance premiums earned ............................     $7,243     $6,162
Net investment income ....................................      1,060      1,048
Realized investment gains ................................        224        428
Other Income .............................................        248        699
                                                               ------     ------
  Total revenues .........................................      8,775      8,337
                                                               ------     ------

Benefits and Expenses
Policyholder benefits and settlement expenses ............      4,824      4,601
Policy acquisition costs .................................      1,583      1,246
General insurance expenses ...............................      1,489      1,317
Insurance taxes, licenses and fees .......................        343        410
                                                               ------     ------
  Total benefits and expense .............................      8,239      7,574
                                                               ------     ------
Income Before Taxes and Equity in Income of Affiliate ....        536        763
Income Taxes (Current and deferred) ......................        219        212
                                                               ------     ------
Income Before Equity in Income of Affiliate ..............     $  317     $  551

Equity in Income of Affiliate ............................     $   27     $    0
                                                               ------     ------
Net Income ...............................................     $  344     $  551
                                                               ======     ======
Earnings per share .......................................     $ 0.14     $ 0.23
                                                               ======     ======
Dividends Declared per Share .............................     $ 0.20     $ 0.19
                                                               ======     ======


The notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                            As of      As of
                                                          March 31, December 31,
                                                             2002       2001
                                                             ----       ----
                                                          (Unaudited)
Assets
Investments:
Debt Securities held-to-maturity at amortized cost
 (estimated fair value: 2002 - $23,751; 2001 - $23,922)       $23,139    $23,135
Debt Securities available-for-sale, at estimated fair value
 (cost: 2002 - $35,775;  2001 - $34,701)                       35,779     35,145
   Equity Securities, at market
 (cost: 2002 --$10,864; 2001 -- $11,274)                       22,666     22,503
Receivable for securities sold                                      0         50
Note receivable from affiliate                                  1,000        250
Mortgage loans                                                    272        275
Investment real estate, at cost                                 1,565      1,563
Policy loans                                                      697        726
Investment in affiliate                                            80         53
                                                               ------     ------
  Total investments                                            85,198     83,700
                                                               ------     ------
Cash and cash equivalents                                       2,339      3,391
Accrued investment income                                       1,036        938
Reinsurance recoverable                                         2,459      3,524
Deferred policy acquisition costs                               5,003      4,615
Prepaid reinsurance premiums                                      201        291
Other assets                                                    3,444      3,025
                                                               ------     ------
   Total assets                                               $99,680    $99,484
                                                              =======    =======

Liabilities
Policy liabilities-Life Insurance                             $22,775    $22,734
Policy liabilities-Property and Casualty Insurance             12,085     11,890
Unearned premiums                                               8,225      7,115
Other policyholder funds                                        1,498      1,503
Notes payable                                                   3,573      2,108
Current income tax payable                                        202        593
Deferred income tax                                             3,167      3,083
Other liabilities                                               3,392      5,574
                                                               ------     ------
    Total liabilities                                         $54,917    $54,600
                                                               ------     ------
Shareholders' Equity
Common stock, $1 par value, 2,466,600 shares outstanding        2,467      2,467
   Additional paid in capital                                   4,951      4,951
Accumulated comprehensive income:
     Net unrealized appreciation on investment securities       8,646      8,618
Retained earnings                                              28,699     28,848
                                                               ------     ------
   Total shareholders' equity                                  44,763     44,884
                                                               ------     ------

   Total liabilities and shareholder's equity                 $99,680    $99,484
                                                               ======     ======

Shareholders' Equity per Share                                $ 18.15     $18.20
                                                               ======     ======

The Notes to Financial Statements are an integral part of these statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

                                                                        Accumulated
                                                                           Other
                                                              Retained  Comprehensive Common  Paid-in    Treasury
                                                    Total      Earnings    Income      Stock Capital       Stock

Balance at December 31, 2000                       $ 43,780   $ 35,225   $ 9,779   $ 2,340     $ 17    $ (3,581)

Comprehensive Income
    Net Income for 2001                               4,130      4,130
   Other comprehensive income (net of tax)
        Unrealized loss on securities, net of
        reclassification adjustment                  (1,161)              (1,161)
                                                   --------

Total Comprehensive Income                            2,969
                                                   --------
Retirement of treasury stock                                   ( 3,297)                (284)              3,581

Stock dividend (20%)                                           ( 5,345)                 411   4,934

Cash dividends                                      ( 1,865)   ( 1,865)
                                                    -------     -------  -------     ------   -----     ------

Balance at December 31, 2001                      $  44,884    $28,848    $ 8,618    $ 2,467 $4,951     $     0

Comprehensive Income
 Net Income three months ended 3/31/2002               344       344
 Other comprehensive income (net of tax)
        Unrealized loss on securities, net of
        reclassification adjustment                     28                    28
                                                    ------

Total Comprehensive Income                             372
                                                    ------

Cash dividends                                     (  493)  (   493)
                                                   -------   -------    -------      ------   ------   ---------

Balance at March 31, 2002 (Unaudited)             $ 44,763   $28,699    $ 8,646     $ 2,467  $4,951    $      0
                                                  ========   =======   ========     =======   =====    =========



The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)
Three Months

Ended March 31

 2002                     2001
-----                     ----
Cash Flows from Operating Activities
  Income from continuing operations                       $  344        $   551
  Adjustments to reconcile income from continuing
   operations to net cash provided by (used in)
   operating activities:
Accrued investment income                                    (98)           (53)
Reinsurance receivables                                    1,065            562
Deferred Policy acquisition costs                           (388)          (144)
Income Taxes                                                (307)          (160)
Depreciation expense                                         (40)           (36)
Policy liabilities and claims                              1,346           (158)
Other, net                                                (2,468)        (1,357)
                                                          -------        -------
Net cash used in operating activities                       (546)          (795)
                                                          -------        -------
Cash Flows from Investing Activities
Cost of investments acquired                              (4,059)        (4,483)
Sale and maturity of investments                           2,589          4,071
Purchase of property and equipment                            (3)           (68)
                                                          -------         ------
Net cash used in investing activities                     (1,473)          (480)
                                                          -------         ------

Cash Flows from Financing Activities
Change in other policyholder funds                            (5)           (46)
Change in notes payable                                    1,465            (66)
Dividends paid                                              (493)          (452)
                                                          -------         ------
Net cash used in financing activities                        967           (564)
                                                          -------         ------

Net decrease in cash and cash equivalents                 (1,052)        (1,839)

Cash and cash equivalents, beginning of period             3,391          2,629
                                                          -------        -------
Cash and cash equivalents, end of period                $  2,339         $  790
                                                          =======        =======




The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1-Basis of Presentation

The consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial statements include all adjustments necessary, in the opinion of management, for fair statement of financial position, results of operations and cash flows for the periods reported. These adjustments are all normal recurring adjustments. A summary of the more significant accounting policies are set forth in the notes to the audited consolidated financial statements for the year ended December 31, 2001.

The accompanying consolidated unaudited financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly owned subsidiaries: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and Natsco, Inc. (Natsco). NSFC includes a wholly owned subsidiary, Omega One Insurance Company.

The accompanying consolidated unaudited financial statements also include an investment in affiliate, which consists of a fifty percent interest in The Mobile Attic, Inc. The Mobile Attic, Inc. is a portable storage leasing company which began operations in 2001. The Company accounts for this investment using the equity method.

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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 2002 was 2,466,600 and for the period ending March 31, 2001 was 2,466,600.

Note 4-Changes in Shareholder's Equity (in thousands)

During the three months ended March 31, 2002 and 2001, there were no changes in shareholders' equity except for net income of $344 and $551 respectively; dividends paid of $493 and $452 respectively; and unrealized investment losses, net of applicable taxes, of $29 and $(456) respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
(in thousands)
                                                           March 31,  January 1,
                                                             2002         2002
                                                            ------      -------
Deferred policy acquisition costs ......................     (1,674)     (1,569)
Policy liabilities .....................................        331         349
Unearned premiums ......................................        546         464
Claims liabilities .....................................        326         310
General insurance expenses .............................        756         757
Alternative minimum tax credit carry forward ...........         45           0
Unrealized gains on securities available-for-sale ......     (3,497)     (3,394)
                                                             ------      ------
Net deferred tax liability .............................     (3,167)     (3,083)
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

In two separately filed actions, NSIC is named as a defendant in purported class actions relating to the past sale of industrial burial insurance. The actions address whether the premiums charged were "excessive" relative to the benefit provided and whether the premiums charged were in any manner discriminatory relative to the race of the person insured.In addition, several individual actions on behalf of specifically named persons have been filed with similar allegations. These actions are in the initial phases and little discovery has been undertaken and no class has been certified. While the cases entail separate and distinguishable facts, the legal issues are similar to the issues pending in numerous other actions currently pending nationwide against numerous insurers. While NSIC did at one time sell industrial burial insurance, no such plans have been sold for several decades.

The company establishes and maintains reserves on contingent liabilities to the extent losses are probable and amounts are estimable. In many instances, however, it is not feasible to predict the ultimate outcome with any degree of accuracy. While a resolution of these matters may significantly impact consolidated earnings and the Company's consolidated financial position, it remains management's opinion, based on information presently available, that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial position. However, it should be noted that instances of class action lawsuits against insurance companies appear to be increasing in several states in which insurance subsidiaries of the company operate.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 7-Long-Term Debt

In the first quarter of 2002 the Company refinanced long term debt totaling $2.1 million dollars. In conjunction with the refinancing of existing long term debt the Company borrowed an additional $1.5 million. The primary use of the proceeds from the additional borrowing will be to upgrade information systems, the most significant of which involves the installation of a new policy administration system in the life insurance subsidiary.

The refinancing and additional borrowing consists of a note payable to a local bank with a variable interest rate of LIBOR plus 275 basis points (currently 4.65%). The interest rate is adjusted quarterly. Repayment of the note is to be made in quarterly installments of $112,953.40 with a final payment of $2,114,610.46 due March 28, 2007.

Note 8-Subsequent Events

In April of 2002 the Company agreed to guarantee a $5,000,000 credit line of its 50% owned subsidiary, The Mobile Attic, Inc. The Mobile Attic will use the proceeds from this borrowing to acquire portable storage units which are leased to building contractors, retail establishments, and individual consumers through a network of independently operated dealerships currently located in Alabama and Florida. With the additional borrowing the Mobile Attic will be able to further expand operations by granting additional independently operated dealerships throughout the Southeastern United States.

Under the terms of the guarantee agreement, The Company will receive compensation from Mobile Attic of 150 basis points on the average outstanding monthly balance of the credit line. Mobile Attic will pay interest to the lender quarterly and convert the credit line to a term note at the end of the two year draw down period.

Item 2.
                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of March 31, 2002, compared with December 31, 2001 and its results of operations and cash flows for the quarter ending March 31, 2002, compared with the same period last year.

The reader is assumed to have access to the Company's 2001 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Premium revenue in the life insurance subsidiary, National Security Insurance Company (NSIC), accounts for 19% of total premium income of the Company. Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. Life insurance premium income in the first quarter of 2002 totaled $1,112,000 compared to $1,048,000 for the same period last year, an increase of 6.1%. Supplemental accident and health insurance premium income in the first quarter of 2002 totaled $274,000 compared to $211,000 for the same period last year, an increase of 30%. Increased emphasis on sales to employer groups, coupled with continued growth in sales through independent agents are the primary reasons for increased sale of life, accident and health insurance products.

First quarter premium revenue in the property/casualty insurance subsidiaries, National Security Fire & Casualty Company (NSFC) and Omega One Insurance Company (Omega), is up $1,080,000, an increase of 19.5% compared to the first quarter of 2001. The increase in premium revenue, in dollar amount and percentage, in the first quarter of 2002 compared to the same period last year is illustrated in the following table:

                Line of Business       $ increase over 2001 % increase over 2001
Dwelling fire ......................        $   298,000              12.8%
Homeowners .........................        $   258,000              57.3%
Mobile homeowners ..................        $   179,000             690.0%
Private passenger auto .............        $   372,000              39.3%
All other lines ....................        $   (27,000)             (3.0%)
                                            -----------              -----
  Total ............................        $ 1,080,000              19.5%

Primary factors contributing to the increase in premium revenue include updating of product line, increased marketing efforts, acquisition of new lines of business, and increases in market share due to competitors discontinuing writing competing products in certain geographic areas. During 2001 NSFC hired two full time marketing representatives to cover the states of South Carolina, Georgia, Alabama, Tennessee, and Mississippi. The increased emphasis on marketing company products to independent agents, coupled with some insurance carriers leaving markets that the Company already had a presence contributed significantly to the increase in dwelling lines of business. Also, the launch of a new mobile homeowners product in 2001 has began to contribute to premium growth. Growth in the private passenger auto line of business is primarily attributable to the acquisition of a monthly bill auto program obtained in the acquisition of Liberty Southern Insurance Company in June of 2000. This program is growing in Alabama and has now been launched in Mississippi.

Net investment income:

Net investment income is virtually unchanged compared to last year.

Realized capital gains and losses:

Realized capital gains are generated primarily by the sale of common stock investments from the insurance subsidiaries investment portfolio. The Company's investment committee will sell positions in the portfolio when market conditions warrant, producing realized capital gains and/or losses. This periodic selling of securities can produce significant fluctuations in realized capital gains from period to period. Realized capital gains are down $204,000 compared to the first quarter of last year.

Other income:

Other income is down $451,000 compared to last year. Other income last year included a one-time gain on a recovery from a third party of $580,000 in connection with a previously settled lawsuit in an insurance subsidiary.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses increased $223,000, but as a percent of earned premium decreased significantly compared to last year, 66.6% versus 74.7%. The property/casualty subsidiaries incurred numerous tornado and windstorm related losses in the first quarter of 2001. Insured losses from a single storm on February 16, 2001 totaled over $400,000. While the property/casualty subsidiaries did not incur any significant storm related losses in the first quarter of 2002, numerous fire losses in the first quarter adversely affected the first quarter loss ratio.

Policy acquisition costs:

Policy acquisition costs are up $337,000 compared to last year, and increase of 27%. An increase in sales of both life and property/casualty insurance, which produced an increase in agents commission expense, contributed to the increase. The most significant factor contributing to the increase was an increase in property/casualty subsidiary direct written premium of 37%.

General insurance expenses:

General insurance expenses are up $172,000. Increased litigation costs and increased accruals for insurance guarantee association assessments are the primary factors contributing to the increase in general expenses.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are down even though premium production is up compared to last year. The first quarter of last year included costs associated with a routine insurance department examination.

Equity in income of Affiliate:

Equity in the income of a 50% owned affiliate, The Mobile Attic, Inc., contributed $27,000 to net income for the quarter. The Mobile Attic, Inc. began operations in the fourth quarter of 2001. The Mobile Attic is in the business of leasing portable storage units to construction companies, retail establishments, and household customers.

Summary:

The Company has a year to date net income of $344,000 versus net income of $551,000 2001. A decrease in realized capital gains and other income are the primary factors contributing to the decrease in net income for the quarter.

Investments:

Investments at March 31, 2002 were up $1.5 million compared to December 31, 2001. Increased cash available for investment from new premium production was the primary reason for the increase in investments.

The Company considers any fixed income investment with a Standard & Poor's rating of BB+ or lower to be below investment grade (Commonly referred to as "Junk Bonds"). At March 31, 2002 less than 1% of the Company's investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company's financial condition.

Income taxes:

The effective tax rate in the first three months of 2002 was 40.9% compared to 27.8% for the first three months of 2001. A substantial increase in property and casualty unearned premiums of which 20% is taxable according to IRS regulations and a decrease in deferred tax assets are the primary reasons for the increase in the effective tax rate for the first quarter of 2002.

Liquidity and capital resources:

At March 31, 2002, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $44.7 million, down $122,000 compared to December 31, 2001. The decrease reflects net income of $344,000, an increase in accumulated unrealized investment gains of $28,000, and dividends paid of $493,000.

The Company has $3.5 million in notes from local banks which management intends to repay in full over the next five years.

The Company had $2,339,000 in cash and cash equivalents at March 31, 2002. Net cash used in operating activities was $546,000 for the current period, compared to net cash used of $795,000 for the period ended March 31, 2001. Cash used in investing activities was $1,473,000. Cash dividends paid to stockholders' of $493,000 and increase in notes payable of $1,465,000 were the primary changes in cash used in financing activities.

The liquidity requirements of the Company are primarily met by funds provided from operations of the life insurance and property/casualty subsidiaries. The Company receives funds from its subsidiaries consisting of dividends, payments for federal income taxes, and reimbursement of expenses incurred at the corporate level for the subsidiaries. These funds are used to pay stockholder dividends, corporate interest, corporate administrative expenses, federal income taxes, and for funding investments in subsidiaries.

The Company's subsidiaries require cash in order to fund policy acquisition costs, claims, other policy benefits, interest expense, general expenses, and dividends to the Company. Premium and investment income, as well as maturities, calls, and sales of invested assets, provide the primary sources of cash for both subsidiaries. A significant portion of the Company's investment portfolio consists of readily marketable securities which can be sold for cash.

The Company's business is concentrated primarily in the Southeastern United States. Accordingly, unusually severe storms or other disasters in the Southeastern United States might have a more significant effect on the Company than on a more geographically diversified insurance company. Unusually severe storms, other natural disasters and other events could have an adverse impact on the Company's financial condition and operating results. However, the Company maintains a catastrophe reinsurance program to limit the effect on such catastrophic events on the Company's financial condition.

Information about Forward-Looking Statements

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, technological changes, political and legal contingencies and general economic conditions, as well as other risks and uncertainties more completely described in the Company's filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects and may cause future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements.

Item 3.  Market Risk Disclosures

The Company's primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company's fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company's equity portfolio is equity price risk. There have been no material changes to the Company's market risk for the three months ended March 31, 2002. For further information reference is made to the Company's Form 10-K for the year ended December 31, 2001.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

         See Exhibit Index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By  /s/ Brian R. McLeod
   ----------------------------------------------------------------------
      Brian R. McLeod, Treasurer
      (Principal Financial and Accounting Officer)

Dated: May 15, 2002

                                  EXHIBIT INDEX


Exhibit                       Description                                 Page

(a)11   Statement Regarding Computation of Per Share Earnings    Filed Herewith;
                                                                 See Note 3 to
                                                                 Financial

(b)     Form 8-K
        None.