Form 10-Q
period 2002-06-30
NATIONAL SECURITY GROUP INC
filed 2002-08-14
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


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


    Number of Shares of Common Stock outstanding as of August 8, 2002: 2,466,600

                      Exhibit index is located on page 18.

                               Page 1 of 18 pages

                        THE NATIONAL SECURITY GROUP, INC

                                      INDEX




                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income ..............................   3
         Consolidated Balance Sheets ....................................   4
         Consolidated Statements of Shareholders' Equity ................   5
         Consolidated Statements of Cash Flow ...........................   6
         Notes to Financial Statements ..................................   7
         Accountants Review Report ......................................  10

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................  11

Item 3.  Market Risk Disclosures ........................................  16


PART II      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...............................  16

SIGNATURE ...............................................................  17

EXHIBIT INDEX ...........................................................  18

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                    Three Months           Six Months
                                                    Ended June 30         Ended June 30
                                                  2002       2001        2002        2001
                                                  ----       ----        ----        ----
Revenues
Net insurance premiums earned ...............   $  8,063    $  6,142   $ 15,306    $ 12,304
Net investment income .......................      1,152       1,114      2,212       2,162
Realized investment gains ...................        454         116        678         544
Other income ................................        272         187        520         886
                                                 --------    --------   --------   --------
  Total revenues ............................      9,941       7,559     18,716      15,896
                                                 --------    --------   --------   --------

Benefits and Expenses
Policyholder benefits and settlement expenses      6,180       2,936     11,004       7,537
Policy acquisition costs                           1,904       1,280      3,487       2,526
General insurance expenses                         1,513       1,618      3,002       2,935
Insurance taxes, licenses and fees ..........        369         268        712         678
                                                 --------    --------   --------    --------
    Total benefits and expense ..............      9,966       6,102     18,205      13,676
                                                 --------    --------   --------    --------

Income Before Income Taxes and
    Equity in Income of Affiliate ...........        (25)      1,457        511       2,220
Income Taxes (Current and deferred)                 (114)        463        105         675
                                                 --------    --------   --------    --------
Income Before Equity in Income to Affiliate .         89    $    994        406    $  1,545

Equity in Income of Affiliate ...............          9           0         36           0

     Net Income .............................   $     98    $    994   $    442    $  1,545                     $
                                                 ========   ========    ========   ========

Earnings per share ..........................   $    .04    $    .41   $   0.18    $   0.63
                                                 ========   ========    ========   ========

Dividends Declared per Share ................   $    .20    $    .19   $   0.40    $   0.38
                                                 ========   ========    ========   ========




The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                            As of      As of
                                                           June 30, December 31,
                                                             2002       2001
                                                             ----       ----
                                                          (Unaudited)
Assets
Investments:
Debt Securities held-to-maturity at amortized cost
 (estimated fair value: 2002 - $24,127; 2001 - $26,381)       $23,296    $23,135
Debt Securities available-for-sale, at estimated fair value
 (cost: 2002 - $35,935;  2001 - $29,765)                       37,701     35,145
   Equity Securities, at market
 (cost: 2002 --$10,568; 2001 -- $11,673)                       20,206     22,503
Receivable for securities sold                                      0         50
Note receivable from affiliate                                  1,000        250
Mortgage loans                                                    269        275
Investment real estate, at cost                                 1,594      1,563
Policy loans                                                      699        726
Investment in affiliate                                            89         53
                                                               ------     ------
  Total investments                                            84,854     83,700
                                                               ------     ------
Cash and cash equivalents                                         802      3,391
Accrued investment income                                       1,066        938
Reinsurance recoverable                                         2,325      3,524
Deferred policy acquisition costs                               5,259      4,615
Prepaid reinsurance premiums                                      244        291
Other assets                                                    4,067      3,025
                                                               ------     ------
   Total assets                                               $98,617    $99,484
                                                              =======    =======

Liabilities
Policy liabilities-Life Insurance                             $23,353    $22,734
Policy liabilities-Property and Casualty Insurance             12,173     11,890
Unearned premiums                                               9,069      7,115
Other policyholder funds                                        1,500      1,503
Notes payable                                                   3,514      2,108
Current income tax payable                                         58        593
Deferred income tax                                             2,819      3,083
Other liabilities                                               2,788      5,574
                                                               ------     ------
    Total liabilities                                         $55,274    $54,600
                                                               ------     ------
Shareholders' Equity
Common stock, $1 par value, 2,466,600 shares outstanding        2,467      2,467
   Additional paid in capital                                   4,951      4,951
Accumulated comprehensive income:
     Net unrealized appreciation on investment securities       7,622      8,618
Retained earnings                                              28,303     28,848
                                                               ------     ------
   Total shareholders' equity                                  43,343     44,884
                                                               ------     ------

   Total liabilities and shareholder's equity                 $98,617    $99,484
                                                               ======     ======

Shareholders' Equity per Share                                $ 17.57     $18.20
                                                               ======     ======

The Notes to Financial Statements are an integral part of these statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

                                                                        Accumulated
                                                                           Other
                                                              Retained  Comprehensive Common  Paid-in    Treasury
                                                    Total      Earnings    Income      Stock Capital       Stock

Balance at December 31, 2000                       $ 43,780   $ 35,225   $ 9,779   $ 2,340     $ 17    $ (3,581)

Comprehensive Income
    Net Income for 2001                               4,130      4,130
   Other comprehensive income (net of tax)
        Unrealized loss on securities, net of
        reclassification adjustment                  (1,161)              (1,161)
                                                   --------

Total Comprehensive Income                            2,969
                                                   --------
Retirement of treasury stock                                   ( 3,297)                (284)              3,581

Stock dividend (20%)                                           ( 5,345)                 411   4,934

Cash dividends                                      ( 1,865)   ( 1,865)
                                                    -------     -------  -------     ------   -----     ------

Balance at December 31, 2001                      $  44,884    $28,848    $ 8,618    $ 2,467 $4,951     $     0

Comprehensive Income
 Net Income three months ended 6/30/2002               442         442
 Other comprehensive income (net of tax)
        Unrealized loss on securities, net of
        reclassification adjustment                 (  996)              (  996)
                                                    ------

Total Comprehensive Income                          (  554)
                                                    ------

Cash dividends                                     (  987)  (   987)
                                                   -------   -------    -------      ------   ------   ---------

Balance at March 31, 2002 (Unaudited)             $ 43,343   $28,303    $ 7,622     $ 2,467  $4,951    $      0
                                                  ========   =======   ========     =======   =====    =========



The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)
                                                               Six Months

                                                              Ended June 30

                                                            2002            2001
                                                           -----            ----
Cash Flows from Operating Activities
  Income from continuing operations                       $  442        $  1,545
  Adjustments to reconcile income from continuing
   operations to net cash provided by (used in)
   operating activities:
Accrued investment income                                   (128)           (45)
Reinsurance receivables                                    1,199            163
Deferred Policy acquisition costs                           (644)          (292)
Income Taxes                                                (799)           522
Depreciation expense                                         (73)           (73)
Policy liabilities and claims                              2,856          1,516
Other, net                                                (3,618)        (1,650)
                                                          -------        -------
Net cash used in operating activities                       (765)         1,686
                                                          -------        -------
Cash Flows from Investing Activities
Cost of investments acquired                              (7,545)        (6,758)
Sale and maturity of investments                           5,396          6,509
Purchase of property and equipment                           (91)           (80)
                                                          -------         ------
Net cash used in investing activities                     (2,240)          (329)
                                                          -------         ------

Cash Flows from Financing Activities
Change in other policyholder funds                            (3)           (53)
Change in notes payable                                    1,406           (163)
Dividends paid                                              (987)          (906)
                                                          -------         ------
Net cash used in financing activities                        416         (1,122)
                                                          -------         ------

Net decrease in cash and cash equivalents                 (2,589)           235

Cash and cash equivalents, beginning of period             3,391          2,629
                                                          -------        -------
Cash and cash equivalents, end of period                $    802         $2,864
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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending June 30, 2002 was 2,466,600 and for the period ending June 30, 2001 was 2,466,600.

Note 4-Changes in Shareholder's Equity (in thousands)

During the three months ended June 30, 2002 and 2001, there were no changes in shareholders' equity except for net income of $442 and $1,545 respectively; dividends paid of $987 and $906 respectively; and unrealized investment gains (losses), net of applicable taxes, of $(996) and $179 respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows: (in thousands)

                                                            June 30,  January 1,
                                                             2002        2002
                                                            ------      -------
Deferred policy acquisition costs ......................     (1,788)     (1,569)
Policy liabilities .....................................        314         349
Unearned premiums ......................................        600         464
Claims liabilities .....................................        344         310
General insurance expenses .............................        758         757
Alternative minimum tax credit carry forward ...........         45           0
Unrealized gains on securities available-for-sale ......     (3,092)     (3,394)
                                                             ------      ------
Net deferred tax liability .............................     (2,819)     (3,083)
                                                             ======      ======

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Note 6-Commitments and Contingencies

Commitments

The Company is obligated under a commitment to extend credit to a 50% owned subsidiary, The Mobile Attic, Inc. in the form of a $1,000,000 credit line. The credit line is secured by inventory and matures on September 18, 2002. Interest is due on the unpaid principal at the rate of 8% per annum. The Company may, at its option anytime on or before the payment by The Mobile Attic, Inc. of all principal and interest, elect to convert the outstanding principal and accrued interest to a proportionate share of common stock in The Mobile Attic, Inc. Management currently expects to convert a portion of the outstanding balance on the note to common stock on or before the maturity date. The remaining balance on the note is expected to be converted to a term note to be repaid over a term not less than five years.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)


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

The refinancing and additional borrowing consists of a note payable to a local bank with a variable interest rate of LIBOR plus 275 basis points (currently 4.49%). The interest rate is adjusted quarterly. Repayment of the note is to be made in quarterly installments of $112,953.40 with a final payment of $2,114,610.46 due March 28, 2007.

                           ACCOUNTANTS REVIEW REPORT



Board of Directors
The National Security Group, Inc.
Elba, Alabama

We have reviewed the accompanying balance sheet of The National Security Group, Inc. as of June 30, 2002, and the related statements of income and cash flows for the period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of The National Security Group, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


Barfield, Murphy, Shank & Smith, PC

August 12, 2002

Item 2.
                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of June 30, 2002, compared with December 31, 2001 and its results of operations and cash flows for the quarter ending June 30, 2002, compared with the same period last year. The reader is assumed to have access to the Company's 2001 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Premium revenue of the Company is generated by three wholly owned subsidiaries, National Security Insurance Company (NSIC), National Security Fire & Casualty Company (NSFC), and Omega One Insurance Company (Omega). NSIC is a life, accident and health insurance company. NSFC and Omega write property and casualty lines of insurance, primarily dwelling fire, homeowners, and private passenger auto.

The following table sets forth premium revenue by major line of business for the six months ended June 30, 2002 compared to the same period last year:

                                       Six months ended June 30,    Percent
                                             2002      2001   increase(decrease)
Life, accident and health operations:
Traditional life insurance               $2,171,353  $2,056,190           5.60%
Accident and health insurance               555,229     441,749          25.69%
Other                                           772         895         (13.75%)
                                          ----------   ---------
 Total life, accident and health          2,727,354   2,498,834           9.15%

Property and Casualty operations:
Dwelling fire & extended coverage         6,025,095   5,381,114          11.97%
Homeowners (Including mobile homeowners)  2,955,637   1,968,581          50.14%
Ocean marine                                752,562     593,982          26.70%
Other liability                             281,651     236,668          19.01%
Private passenger auto liability          1,666,756   1,188,100          40.29%
Commercial auto liability                   323,031     537,900         (39.95%)
Auto physical damage                      1,396,371     718,000          94.48%
Reinsurance premium ceded                  (822,434)   (819,042)          0.41%
                                         ----------   ---------
 Total property and casualty             12,578,669   9,805,303          28.28%
                                         ----------   ---------

Total earned premium revenue            $15,306,023 $12,304,137          24.40%
                                         ==========  ==========

Premium revenue in the life insurance subsidiary, NSIC accounts for 18% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured's home. Premium production from home service agents is down less than 1% compared to last year. In an effort to increase production of new business and penetrate markets in states outside of Alabama, NSIC began appointing independent agents in 1998. Independent agents now account for over 90% of all new business production in NSIC.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased 5.6% in the first six months of 2002 compared to the same period last year. Accident and health insurance premium revenue increased 25.7%. Increased sales of simplified and guaranteed issue whole life products and lump sum cancer and critical illness health products through independent agents are the primary factors contributing to the increase in NSIC premium revenue.

Premium revenue in the property/casualty insurance subsidiaries increased 24.4% in the first six months of 2002 compared to the same period last year. Dwelling fire insurance premium, which accounts for 47.9% of total property/casualty premium revenue, increased 11.97%. Homeowners insurance premium increased 50.14%. Increased marketing efforts, modernization of product line including increases in policy limits and decreased competition in several markets are the primary contributing factors to the increase in dwelling property premium revenue. The remaining primary lines of insurance contributing to the increased growth in property/casualty premium revenue are automobile liability and physical damage. In the year 2000 the property/casualty subsidiaries began a non-standard auto program in Alabama with a monthly premium payment option. The program was expanded into Mississippi in the fourth quarter of 2001. This program was acquired through the acquisition on Liberty Southern Insurance Company of Mobile, Alabama. This non-standard auto program is the primary contributor to the increase in automobile premium revenue.


Net investment income:

Net investment income increased 2.3% in the first six months of 2002 compared to the same period last year. The Company has significantly reduced holdings of equity securities over the last three years and proceeds from disposals of equity securities were reinvested in debt securities which typically produce more current income. However, the potential increase in investment income has been diminished due to the current record low interest rate environment.

Realized capital gains and losses:

Realized capital gains are generated primarily by the sale of common stock investments from the insurance subsidiaries investment portfolio. However, the Company has experienced an increase in capital gains in 2002 from investments in debt securities. With the declining interest rate environment the insurance subsidiaries have had debt securities called. The majority of these bonds were originally bought at a discount to par value and the early calls of the bonds produced realized capital gains. Securities being periodically sold or called can produce significant fluctuations in realized capital gains from period to period. Realized capital gains were $678,000 for the first six months of 2002 compared to $544,000 in the same period last year, an increase of 24.6%.

Other income:

Other income is down 366,000 in the first six months of 2002 compared to the same period last year. In the first quarter of 2001 a subsidiary of the Company, NSFC, recovered $580,000 from a third party in connection with a previously settled lawsuit. Other income was $272,000 for the three months ended June 30, 2002 compared to the same period last year, an increase of 45.5%. Increased billing fees associated with the monthly billed private passenger auto insurance program is the primary factor contributing to the increase in other income for the quarter.


Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses are up significantly for the quarter and year to date compared to last year. Two primary factors contributed to the sharp increase in policyholder benefits in the second quarter. In June of 2002 a property/casualty subsidiary, NSFC settled a longstanding lawsuit in connection with a claim that incurred in 1989. NSFC set up reserves for the anticipated cost of settling the claim, but the final settlement exceeded reserves by over $400,000.

The second factor contributing to the increase in policyholder benefits is related to the large increase in premium revenue. Historically, in the product lines that property/casualty subsidiaries underwrite, new business has carried a much higher frequency and severity of claims than business that has been renewed for several years. With earned premium up nearly 25% for the year to date, the new business has brought a significant increase in severity of losses, particularly total fire losses to dwellings.

In order to bring down loss ratios on dwelling lines of business, NSFC is currently implementing more stringent underwriting procedures, terminating independent agents with poor loss experience, and has temporarily put a moratorium on appointments of new agents in NSFC's largest state, Alabama. In addition, the overall market for dwelling insurance products is hardening, which allows the property/casualty subsidiaries to more easily implement rate increase in unprofitable programs. Some of the more significant rate increase currently being implemented include an overall 13% rate increase in comprehensive mobile homeowners in Alabama, an overall 3.2% rate increase in NSFC's traditional auto program in Alabama, an overall 9.8% rate increase in Omega's non-standard monthly bill auto program in Alabama, an overall 6% to 7% rate increase on homeowners rates in Arkansas and Mississippi, and an overall 8.7% rate increase in mobile homeowners in Mississippi. These rate increases are all currently scheduled to take affect during the third quarter of 2002.

Policy acquisition costs:

Policy acquisition costs are up $961,000 in the first six months of 2002 compared to the same period last year. Policy acquisition cost primarily consists of salaries and commissions paid to employee and independent insurance agents and generally rise and fall in relation to premium revenue. Policy acquisition cost as a percent of earned premium totaled 22.8% in the first six months of 2002 compared to 20.5%in the first six months of 2001. Increased production of monthly billed auto premium coupled with a new employee agent contract in the life insurance subsidiary were the primary contributing factors in the increased policy acquisition cost. Some reductions were made in the employee agent field force late in the second quarter with a few more reductions possible by year end, which should help reduce the acquisition cost of the life insurance subsidiary. Also, the commission paid to the general agent on the monthly bill auto program will reduce in phases over the next two years by 20%.

General insurance expenses:

General insurance expenses are up only 2% for the year to date compared to last year. Even though premium revenue has increased nearly 25% over last year, the Company has not had to add significant staff or greatly increase general overhead to achieve this level of growth.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees as a percent of earned premium are down significantly compared to last year. Insurance fees were adversely impacted in 2001 due to the cost of a routine statutory financial examination conducted by the Alabama Department of Insurance.

Equity in income of Affiliate:

Equity in the income of a 50% owned affiliate, The Mobile Attic, Inc., contributed $36,000 to net income for the quarter. The Mobile Attic, Inc. began operations in the fourth quarter of 2001. The Mobile Attic is in the business of leasing portable storage units to construction companies, retail establishments, and household customers.

Summary:

The Company has a year to date net income of $442,000 versus net income of $1,545,000 in 2001. As discussed in previous sections of this Management
Discussion and Analysis, the insurance subsidiaries have achieved significant top line growth, with premium revenue increasing nearly 25%. However, an increase in incurred losses in the property/casualty subsidiaries had an adverse impact on underwriting results.

Investments:

Invested  assets are up $1.1  million at June 30, 2002  compared to December 31,
2001.  The  increase  in  invested   assets  is  primarily  the  result  of  the
reinvestment of cash held at December 31, 2001.

The Company considers any fixed income investment with a Standard & Poor's rating of BB+ or lower to be below investment grade (Commonly referred to as "Junk Bonds"). At June 30, 2002 less than 1% of the Company's investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company's financial condition.

Income taxes:

The effective tax rate in the first six months of 2002 was 20.5% compared to 30.4% for the first six months of 2001.

Capital resources:

At June 30, 2002, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $43.3 million, down $1,541,000 compared to December 31, 2001. The decrease reflects net income of $442,000, a decrease in accumulated unrealized investment gains of $995,000, and dividends paid of $986,000.

The Company has $3.5 million in notes from local banks.

Liquidity:

The liquidity requirements of the Company are primarily met by funds provided from operations of the life insurance and property/casualty insurance subsidiaries. Premium and investment income, as well as maturities, calls, and sales of invested assets, provide the primary sources of cash for both subsidiaries. Cash is used by subsidiaries for payments of policy benefits, the acquisition of new business (principally commissions), operating expenses, and purchases of new investments.

The Company had $802,000 in cash and cash equivalents at June 30, 2002. Net cash used by operating activities was $765,000 for the current period, compared to net cash provided of $1,686,000 for the period ended June 30, 2001. Cash used in investing activities was $2,240,000. Cash dividends paid to stockholders' of $987,000 and an increase in notes payable of $1,406,000 were the primary uses of cash in financing activities.

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

Item 3.  Market Risk Disclosures

The Company's primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company's fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company's equity portfolio is equity price risk. There have been no material changes to the Company's market risk for the six months ended June 30, 2002. For further information reference is made to the Company's Form 10-K for the year ended December 31, 2001.




                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

         See Exhibit Index

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By  /s/ William L. Brunson Jr.             By /s/ Brian R. McLeod
   -----------------------------            --------------------------

   William L. Brunson, Jr.                 Brian R. McLeod
   President and Chief Executive Officer   Treasurer and Chief Financial Officer

Dated: August 12, 2002

                      EXHIBIT INDEX

Exhibit                Description                                 Page

(a)11  Statement Regarding Computation of Per Share Earnings     Filed Herewith;
                                                                 See Note 3 to
                                                                 Financial

(b)    Form 8-K

       None.