Form 10-Q
period 2002-09-30
NATIONAL SECURITY GROUP INC
filed 2002-11-14
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-18649


                        THE NATIONAL SECURITY GROUP, INC.
             (Exact name of registrant as specified in its charter)

 Delaware                                                      63-1020300
------------                                                 ------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

  661 East Davis Street, Elba, Alabama                                    36323
  -------------------------------------                                  ------
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


 Number of Shares of Common Stock outstanding as of November 8, 2002: 2,466,600

                      Exhibit index is located on page 18.

                               Page 1 of 21 pages

                        THE NATIONAL SECURITY GROUP, INC

                                      INDEX


                                                                  Page No.

PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements

                    Consolidated Statements of Income ....................    3
                    Consolidated Balance Sheets ..........................    4
                    Consolidated Statements of Shareholders' Equity ......    5
                    Consolidated Statements of Cash Flow .................    6
                    Notes to Financial Statements ........................    7
                    Accountants' Review Report ...........................   11

            Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ...........................   12

            Item 3.  Market Risk Disclosures .............................   16

            Item 4.  Controls and Procedures .............................   17

PART II.     OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K ...................    18

SIGNATURE                                                                    19

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ..   20

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                             Three Months         Nine Months
                                          Ended September 30  Ended September 30
                                              2002    2001     2002      2001
                                              ----    ----     ----      ----
Revenues
Net insurance premiums earned .........      $8,281   $6,309  $23,587   $18,613

Net investment income .................       1,172    1,207    3,384     3,369
Realized investment gains .............        (313)     484      365     1,028
Other income ..........................         282      201      802     1,087
                                             -------   -----   ------   -------
  Total revenues ......................       9,422    8,201   28,138    24,097

Benefits and Expenses
Policyholder benefits and settlement expenses 5,421    3,387   16,425    10,924
Policy acquisition costs ...............      1,894    1,708    5,381     4,234
General insurance expneses .............      1,522    1,418    4,524     4,353
Insurance taxes, licenses and fees......        362      307    1,074       985
                                             ------    -----   ------    ------
    Total benefits and expense .........      9,199    6,820   27,404    20,496

Income Before Income Taxes .............        223    1,381      734     3,601
Income Taxes (Current and deferred).....         76      459      181     1,134
                                             ------    -----   ------    ------
Income Before Equity in Income of Affiliate     147      922      553     2,467


Equity in Income of Affiliate ..........         27        0       63         0

      Net Income .......................     $  174    $ 922   $  616   $ 2,467
                                             ======    =====   ======   =======


Earnings per share ...........               $  .07    $0.37   $ 0.25   $  1.00
                                             ======    =====   ======   =======

Dividends Declared per Share ..              $  .20    $0.19   $ 0.60   $  0.57
                                             ======    =====   ======   =======




The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                         As of          As of
                                                     September 30,  December 31,
                                                         2002            2001
                                                         ----            ----
                                                      (Unaudited)
Assets
Investments:
   Debt Securities held-to-maturity at.
     amortized cost(estimated fair
     value: 2002 - $22,451; 2001 -$23,922) ...........    $21,483       $23,135
   Debt Securities available-for-sale,
     at estimated fair value(cost: 2002 - $37,179;
     2001 - $34,701) .................................     39,089        35,145
   Equity Securities, at market
       (cost: 2002 - $11,526; 2001 - $11,274) ........     18,510        22,503
Receivable for securities sold .......................          0            50
Note receivable from affiliate........................        275           250
Mortgage loans........................................        336           275
Investment real estate, at cost.......................      1,594         1,563
Policy loans..........................................        700           726
Investment in affiliate...............................        841            53
                                                           ------        ------
     Total investments................................     82,828        83,700
                                                           ------        ------
Cash and cash equivalents.............................      2,517         3,391
Accrued investment income.............................        995           938
Reinsurance recoverable...............................      2,158         3,524
Deferred policy acquisition costs.....................      5,416         4,615
Prepaid reinsurance premiums..........................        347           291
Other assets..........................................      4,153         3,025
                                                           ------        ------
   Total assets ......................................    $98,414       $99,484
                                                          =======       =======

Liabilities
   Policy liabilities and accruals-Life Insurance .....   $23,590       $22,734
   Policy liabilities and accruals-Property and
     Casualty Insurance................................    12,417        11,890
   Unearned premiums...................................     9,832         7,115
   Other policyholder funds............................     1,562         1,503
   Notes payable.......................................     3,447         2,108
   Current income tax payable..........................       391           593
   Deferred income tax.................................     2,277         3,083
   Other liabilities...................................     3,096         5,574
                                                          -------        ------
      Total liabilities................................   $56,612       $54,600
                                                           ------        ------
Shareholders' Equity
Common stock, $1 par value, 2,466,600 shares
     outstanding ......................................     2,467         2,467
     Additional paid in capital........................     4,951         4,951
Accumulated comprehensive income:
     Net unrealized appreciation on investment
       securities .....................................     6,400         8,618
Retained earnings......................................    27,984        28,848
                                                           ------        ------
   Total shareholders' equity .........................    41,802        44,884
                                                           ------        ------
   Total liabilities and shareholder's equity .........   $98,414       $99,484
                                                          =======       =======
Shareholders' Equity per Share ........................     16.95         18.20
                                                          =======       =======

The Notes to Financial Statements are an integral part of these statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

                                                                        Accumulated
                                                                           Other
                                                              Retained  Comprehensive Common  Paid-in    Treasury
                                                    Total      Earnings    Income      Stock Capital       Stock

Balance at December 31, 2000                       $ 43,780   $ 35,225   $ 9,779   $ 2,340     $ 17    $ (3,581)

Comprehensive Income
    Net Income for 2001                               4,130      4,130
   Other comprehensive income (net of tax)
        Unrealized loss on securities, net of
        reclassification adjustment                  (1,161)              (1,161)
                                                   --------

Total Comprehensive Income                            2,969
                                                   --------
Retirement of treasury stock                                   ( 3,297)               (284)               3,581

Stock dividend (20%)                                           ( 5,345)                411    4,934

Cash dividends                                      ( 1,865)   ( 1,865)
                                                    -------     -------  -------     ------   -----     ------

Balance at December 31, 2001                      $  44,884    $28,848    $ 8,618   $ 2,467  $4,951     $     0

Comprehensive Income
 Net Income three months ended 9/30/2002               616         616
 Other comprehensive income (net of tax)
        Unrealized loss on securities, net of
        reclassification adjustment                 (2,218)                (2,218)
                                                    ------

Total Comprehensive Income                          (1,602)
                                                    ------

Cash dividends                                      (1,480)   ( 1,480)
                                                   -------     -------    -------      ------   ------   ---------

Balance at September 30, 2002 (Unaudited)         $ 41,802    $27,984    $ 6,400     $ 2,467  $4,951    $     0
                                                  ========    =======    ========    =======   =====    ========




The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP. INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                Nine Months
                                                            Ended September 30,

                                                               2002      2001
                                                               ----      ----
Cash Flows from Operating Activities
  Income from continuing operations .....................   $   616    $  2,467
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used in)
    operating activities:
    Accrued investment income............................       (57)        (66)
    Reinsurance receivables..............................     1,366         (51)
    Deferred Policy acquisition costs....................      (801)       (313)
    Income Taxes.........................................    (1,008)       (154)
    Depreciation expense.................................      (122)       (112)
    Policy liabilities and claims........................     4,100       1,770
    Other, net...........................................    (3,365)     (2,155)
                                                             -------     -------
      Net cash provided by operating activities..........       729       1,386
                                                             -------     -------


C0ash Flows from Investing Activities
     Cost of investments acquired........................   (14,564)     (9,488)
     Sale and maturity of investments....................    13,217      10,782
     Purchase of property and equipment .................      (174)       (149)
                                                            -------      -------

      Net cash (used in) provided by investing activities    (1,521)      1,145
                                                            -------      -------

Cash Flows from Financing Activities
     Change in other policyholder funds..................        59          22
     Change in notes payable.............................     1,339        (286)
     Dividends paid......................................    (1,480)     (1,372)
                                                            -------      -------
      Net cash used in financing activities..............       (82)     (1,636)
                                                            -------      -------

Net change in cash and cash equivalents                        (874)        895

Cash and cash equivalents, beginning of period ..........     3,391       2,629
                                                            -------      -------

Cash and cash equivalents, end of period ...............   $  2,517    $  3,524
                                                           ========    =========






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

The accompanying consolidated unaudited financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly owned subsidiaries: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and Natsco, Inc. (Natsco). NSFC includes a wholly owned subsidiary, Omega One Insurance Company (Omega).

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

Note 3-Calculation of Earnings per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending September 30, 2002 was 2,466,600 and for the period ending September 30, 2001 was 2,466,600.


Note 4-Changes in Shareholder's Equity (in thousands)

During the nine months ended September 30, 2002 and 2001, there were no changes in shareholders' equity except for net income of $616 and $2,467 respectively; dividends paid of $1,480 and $1,372 respectively; and unrealized investment (losses), net of applicable taxes, of $(2,218) and $(1,550) respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)


Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows: (in thousands)
                                                        September 30, January 1,
                                                              2002        2002
                                                              ----        ----
Deferred policy acquisition costs ......................     (1,827)     (1,569)
Policy liabilities .....................................        296         349
Unearned premiums ......................................        645         464
Claims liabilities .....................................        355         310
General insurance expenses .............................        766         757
Alternative minimum tax credit carry forward ...........         45           0
Unrealized gains on securities available-for-sale ......     (2,557)     (3,394)
                                                             -------     -------
Net deferred tax liability .............................     (2,277)     (3,083)
                                                             =======     =======

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.


Note 6-Commitments and Contingencies

Commitments

The Company was obligated under a commitment to extend credit to a 50% owned subsidiary, The Mobile Attic, Inc. in the form of a $1,000,000 credit line. The credit line was secured by inventory and matured on September 18, 2002. In accordance with the credit line agreement, at maturity the Company converted $725,000 of the credit line to additional paid in capital of The Mobile Attic, Inc. The remaining $275,000 was converted to a five year term note repayable in equal quarterly installments with interest accruing at 6.25% per annum.

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

The refinancing and additional borrowing consists of a note payable to a local bank with a variable interest rate of LIBOR plus 275 basis points (currently 4.15%). The interest rate is adjusted quarterly. Repayment of the note is to be made in quarterly installments of $112,953.40 with a final payment of $2,114,610.46 due March 28, 2007.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)


Note 8 - Subsequent Events

Fourth quarter earnings of the Company will be materially impacted as a result of insured catastrophe losses incurred early in the fourth quarter. On October 3rd and 4th of 2002, Hurricane Lili (Cat #74) hit the coast of Louisiana with wind speeds of over 100 miles per hour. The Company's property and casualty subsidiaries, NSFC and Omega, insure property in the state of Louisiana, and will incur material insured losses due to the impact of the hurricane. Management's current range of estimates (as of November 11, 2002) is that insured losses will be between $1,000,000 and $1,500,000 ($650,000 to $1,000,000 net of tax).

In accordance with the Company's catastrophe reinsurance agreement, losses in excess of $1,000,000 (up to $2,000,000) are reinsured with a 27.5% placement. The second layer of the Company's reinsurance protection begins at losses in excess of $2,000,000 are 100% reinsured subject to a 5% retention by the Company.

                           ACCOUNTANTS REVIEW REPORT



Board of Directors
The National Security Group, Inc.
Elba, Alabama

We have reviewed the accompanying balance sheet of The National Security Group, Inc. as of September 30, 2002, and the related statements of income and cash flows for the period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of The National Security Group, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Barfield, Murphy, Shank & Smith, P.C.

November 13, 2002

Item 2.
                     MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of September 30, 2002, compared with December 31, 2001 and its results of operations and cash flows for the quarter ending September 30, 2002, compared with the same period last year. The reader is assumed to have access to the Company's 2001 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

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

The following table sets forth premium revenue by major line of business for the nine months ended September 30, 2002 compared to the same period last year:

                                             Nine months ended Sept 30,
                                                                              Percent
                                               2002              2001    increase (decrease)
Life, accident and health operations:
Traditional life insurance .............   $  3,262,870     $  3,110,451        4.90%
Accident and health insurance ..........        902,971          760,285       18.77%
Other ..................................          1,121            1,313      (14.63%)
                                            ------------     -----------     ---------
         Total life, accident and health      4,166,962        3,872,049        7.62%

Property and Casualty operations:
Dwelling fire & extended coverage ......      9,314,193        8,095,982       15.05%
Homeowners (Including mobile homeowners)      4,959,919        2,918,805       69.93%
Ocean marine ...........................      1,108,298          904,533       22.53%
Other liability ........................        439,847          358,325
                                                                               22.75%
Private passenger auto liability .......      2,512,058        1,788,411       40.46%
Commercial auto liability ..............        386,408          751,918      (48.61%)
Auto physical damage ...................      2,137,092        1,157,632       84.61%
Reinsurance premium ceded ..............     (1,437,519)      (1,231,535)      16.73%
                                           ------------     -------------     -------
         Total property and casualty ...     19,420,296       14,744,071       31.72%
                                           ------------     -------------     -------

Total earned premium revenue ...........   $ 23,587,258     $ 18,613,120       26.71%
                                           ============     ============      =======


Premium revenue in the life insurance subsidiary, NSIC accounts for 18% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured's home. Premium production from home service agents is down 3.4% compared to last year. In an effort to increase production of new business and penetrate markets in states outside of Alabama, NSIC began appointing independent agents in 1998. Independent agents now account for over 90% of all new business production in NSIC.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased 4.9% in the first nine months of 2002 compared to the same period last year. Accident and health insurance premium revenue increased 18.8%. Increased sales of simplified and guaranteed issue whole life products and lump sum cancer and critical illness health products through independent agents are the primary factors contributing to the increase in NSIC premium revenue.

Premium revenue in the property/casualty insurance subsidiaries continued to grow with an increase of 31.72% in the first nine months of 2002 compared to the same period last year. Dwelling fire insurance premium, which accounts for 47.96% of total property/casualty premium revenue, increased 15.05%. Homeowners insurance premium increased 69.93%. Increased marketing efforts, modernization of product line including increases in policy limits and decreased competition in several markets are the primary contributing factors to the increase in dwelling property premium revenue. The remaining primary lines of insurance contributing to the increased growth in property/casualty premium revenue are automobile liability and physical damage. In the year 2000 the property/casualty subsidiaries began a non-standard auto program in Alabama with a monthly premium payment option. The program was expanded into Mississippi in the fourth quarter of 2001. This program was acquired through the acquisition on Liberty Southern Insurance Company of Mobile, Alabama. This non-standard auto program is the primary contributor to the increase in automobile premium revenue.

Net investment income:

Net investment income increased marginally in the first nine months of 2002 compared to the same period last year. The Company has significantly reduced holdings of equity securities over the last three years and proceeds from disposals of equity securities were reinvested in debt securities which typically produce more current income. However, the potential increase in investment income has been diminished due to the current record low interest rate environment.


Realized capital gains and losses:

Realized capital gains are generated primarily by the sale of common stock investments from the insurance subsidiaries investment portfolio. However, the Company experienced a decline in realized capital gains in the quarter due to the write down of a security presumed to be permanently impaired, and the sell of a bond investment in WorldCom for significantly less than face value. Realized capital gains were $365,000 for the nine months ended September 30, 2002 compared to $1,028,000 in the same period last year, a decrease of 65%.

Other income:

Other income is down $285,000 for the nine months ended September 30, 2002 compared to the same period last year. Other income was higher in 2001 primarily due to a subsidiary of the Company, NSFC, recovering $580,000 from a third party in connection with a previously settled lawsuit. Other income was $282,000 for the three months ended September 30, 2002 compared to $201,000 for the same period last year, an increase of 40.3%. Increased billing fees associated with the monthly billed private passenger auto insurance program is the primary factor contributing to the increase in other income for the quarter.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses are up significantly for the quarter and year to date compared to last year. Two primary factors contributed to the sharp increase in policyholder benefits in the second quarter. In June of 2002 a property/casualty subsidiary, NSFC settled a longstanding lawsuit in connection with a claim that incurred in 1989. NSFC set up reserves for the anticipated cost of settling the claim, but the final settlement exceeded reserves by over $400,000. The second factor contributing to the increase in policyholder benefits is related to the large increase in premium revenue. Historically, in the product lines that property/casualty subsidiaries underwrite, new business has carried a much higher frequency and severity of claims than business that has been renewed for several years. With earned premium up nearly 25% for the year to date, the new business has brought a significant increase in severity of losses, particularly total fire losses to dwellings. In the first nine months of 2002, NSFC incurred 46 claims in excess of $25,000 totaling $2,453,000 on policies issued in the last twelve months. These 46 claims accounted for 18% of total property and casualty settlement expenses.

In order to bring down loss ratios on dwelling lines of business, NSFC has implemented more stringent underwriting procedures, terminated independent agents with poor loss experience, and has temporarily put a moratorium on appointments of new agents in several states. In addition, the overall market for dwelling insurance products is hardening, which allows the property/casualty subsidiaries to more easily implement rate increase in unprofitable programs. Some of the more significant rate increases being implemented include an overall 13% rate increase in comprehensive mobile homeowners in Alabama, an overall 3.2% rate increase in NSFC's traditional auto program in Alabama, an overall 9.8% rate increase in Omega's non-standard monthly bill auto program in Alabama, an overall 6% to 7% rate increase on homeowners rates in Arkansas and Mississippi, and an overall 8.7% rate increase in mobile homeowners in Mississippi. These rate increases took affect during the third quarter of 2002.

Policy acquisition costs:

Policy acquisition costs are up $1,147,000 for the nine months ended September 30, 2002 compared to the same period last year. Policy acquisition cost primarily consists of salaries and commissions paid to employee and independent insurance agents and generally rise and fall in relation to premium revenue. Policy acquisition cost as a percent of earned premium is unchanged at 22.8% compared to last year.

General insurance expenses:

General insurance expenses are up 4% for the year to date compared to last year. Even though premium revenue has increased nearly 27% over last year, the Company has not had to add significant staff or greatly increase general overhead to achieve the increased level of growth.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees as a percent of earned premium are down compared to last year. Insurance fees were adversely impacted in 2001 due to the cost of a routine statutory financial examination conducted by the Alabama Department of Insurance.

Equity in income of Affiliate:

Equity in the income of a 50% owned affiliate, The Mobile Attic, Inc., contributed $63,000 to net income for the nine months ended September 30, 2002. The Mobile Attic, Inc. began operations in the fourth quarter of 2001. The Mobile Attic is in the business of leasing portable storage units to construction companies, retail establishments, and household customers.

Summary:

The Company has a year to date net income of $616,000 versus net income of $2,467,000 in 2001. As discussed in previous sections of this Management
Discussion and Analysis, the insurance subsidiaries have achieved significant top line growth, with premium revenue increasing 26%. However, an increase in incurred losses in the property/casualty subsidiaries had an adverse impact on underwriting results.

Investments:

Invested assets are down $872,000 at September 30, 2002 compared to December 31, 2001. Decrease in market value of equity securities is the primary factor contributing to the decline in invested assets.

The Company considers any fixed income investment with a Standard & Poor's rating of BB+ or lower to be below investment grade (Commonly referred to as "Junk Bonds"). At September 30, 2002 less than 1% of the Company's investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company's financial condition.


Income taxes:

The effective tax rate in the first nine months of 2002 was 24.7% compared to 31.5% for the first nine months of 2001. A higher proportionate share of total income from the Company's life insurance subsidiary, which generally operates in a more favorable income tax position, is the primary factor contributing to the decrease in the effective tax rate.



Capital resources:

At September 30, 2002, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $41.8 million, down $3,082,000 compared to December 31, 2001. The decrease reflects net income of $616,000, a decrease in accumulated unrealized investment gains of $2,218,000, and dividends paid of $1,480,000.

The Company has $3.4 million in notes from local banks.

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


The Company had $2,517,000 in cash and cash equivalents at September 30, 2002. Net cash provided by operating activities was $729,000 for the current period, compared to net cash provided of $1,386,000 for the period ended September 30, 2001. Cash used in investing activities was $1,521,000. Cash dividends paid to stockholders' of $1,480,000 and an increase in notes payable of $1,339,000 were the primary uses of cash in financing activities.

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


Item 3.  Market Risk Disclosures

The Company's primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company's fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company's equity portfolio is equity price risk. There have been no material changes to the Company's market risk for the nine months ended September 30, 2002. For further information reference is made to the Company's Form 10-K for the year ended December 31, 2001.

Item 4.  Controls and Procedures

Company management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

a.  Exhibits

11. Computation of Earnings Per Share Filed Herewith, See Note 3 to Consolidated Financial Statements

99.1  Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

99.2  Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended September 30, 2002

      NONE

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.



By  /s/ William L. Brunson Jr.                           By /s/ Brian R. McLeod
    --------------------------                              -------------------
      William L. Brunson, Jr.                                   Brian R. McLeod
President and Chief Executive Officer      Treasurer and Chief Financial Officer

Dated: November 11, 2002

                        The National Security Group, Inc.
                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, William L. Brunson, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of The National Security Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls: and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 11, 2002

/s/ William L. Brunson, Jr.
---------------------------------

William L. Brunson, Jr.
Chief Executive Officer

                        The National Security Group, Inc.
                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Brian R. McLeod certify that:

1. I have reviewed this quarterly report on Form 10-Q of The National Security Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls: and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 11, 2002

/s/ Brian R McLeod
---------------------------------

Brian R. McLeod
Chief Financial Officer