Form 10-K
period 2002-12-31
NATIONAL SECURITY GROUP INC
filed 2003-03-31
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission File Number 0-18649

The National Security Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or other jurisdiction of	(IRS Employer identification number)
incorporation or organization)

661 East Davis Street Elba, Alabama           36323
(Address of principal executive offices)      (Zip code)

        Registrant’s telephone number, including area code (334) 897-2273

        Securities registered pursuant to Section 12(b) of the Act:

None

        Securities registered pursuant to Section 12(g) of the Act:
Common stock par value $1.00 per share
Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( )No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) ( ) Yes (X) No

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 2003 (based upon the bid price of these shares on NASDAQ on such date) — $16,497,437.

Number of Shares of Common Stock outstanding as of February 28, 2003 - 2,466,600

Portions of the Annual Proxy Statement incorporated by reference into Part III.

Total Number of Sequentially Numbered Pages: 64

THE NATIONAL SECURITY GROUP, INC.
INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

Item 1. Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company), an insurance holding company, was incorporated in Delaware on March 20, 1990. The Company, through its property and casualty subsidiaries, writes primarily dwelling fire and windstorm, homeowners, mobile homeowners, and personal non-standard automobile lines of insurance. The Company, through its life insurance subsidiary, offers a basic line of life, and health and accident insurance products. Property-casualty insurance is the most significant segment, accounting for 84% of total premium revenues.

Industry Segment and Geographical Area Information

Property and Casualty Insurance Segment

The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. NSFC is licensed to write insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina, and Tennessee, and operates on a surplus lines basis in the states of Kentucky, Louisiana, Missouri, and Texas. Omega is licensed to write insurance in Alabama and Louisiana. The following table indicates those states, which accounted for more than five percent of direct written premium during 2002:

State	Percent of direct written premium
Alabama	52.06%
Arkansas	7.7%
Georgia	7.5%
Louisiana	5.7%
Mississippi	12.17%

In general, the property-casualty insurance business involves the transfer by the insured, to an insurance company of all or a portion of certain risks for the payment, by the insured, of a premium to the insurance company. A portion of such risks is often retained by the insured in the form of deductibles, which may vary greatly from policy to policy.

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

The following table sets forth the premiums earned and income during the periods reported:

	Year Ended December 31 (Amounts in Thousands)
	2002	2001	2000
Net premiums earned:
Fire, Allied lines, and Homeowners	$19,026	$14,037	$13,229
Automobile	6,961	5,132	4,126
Other	1,247	1,028	971

	$27,234	$20,197	$18,326

Income before income taxes	$518	$5,440	$3,917

Life Insurance Segment

National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947, conducts the Company’s life insurance business. NSIC is licensed to write insurance in six states: Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas. The following table indicates NSIC direct premiums collected by state in 2002:

State	Percentage of Total Direct Premiums
Alabama	73%
Georgia	15%
Mississippi	6%
Florida	4%

NSIC has two primary methods of distribution of insurance products, home service agents and independent agents. The home service distribution method of life insurance products accounts for 59% of total premium revenues in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent of the Company. The independent agent distribution method accounts for 31% of total premium revenue in the life insurance segment. Since NSIC began marketing life, accident and health products through independent agents in 1999 the distribution channel has become the fastest growing method of distribution. The products offered by NSIC primarily consist of term and whole life insurance and supplemental accident and health insurance. NSIC does not sell annuities.

Term life insurance policies provide death benefits if the insured’s death occurs during the specific premium paying term of the policy and generally do not include a savings or investment element in the policy premium. Whole-life insurance policies demand a higher premium than term life, but provide death benefits which are payable under effective policies regardless of the time of the insured’s death and have a savings and investment element which may result in the accumulation of a cash surrender value.

Accident and health business is primarily accident policies sold through schools, though NSIC is beginning to experience an increase in accident sales through its independent and captive agency force. Accident and health insurance provides coverage for losses sustained through sickness or accident and includes individual hospitalization and accident policies, group supplementary health policies and specialty products, such as cancer policies. These policies generally provide a stated benefit and have not experienced the escalating health care costs, which many health and accident insurance policies have experienced in recent years.

The following table sets forth certain information respecting the development of the Life Company’s business:

	Year Ended December 31 (Amounts in Thousands)
	2002	2001	2000
Life insurance in force at
end of period:
Ordinary-whole life	$104,200	$104,700	$85,000
Term Life	39,800	40,300	36,000
Industrial	32,000	33,000	30,000
Other	0	0	0

	$176,000	$178,000	$151,000

New life insurance issued:
Ordinary-whole life	$64,500	$82,700	$69,400
Term Life	9,400	13,500	10,500
Industrial	0	0	0
Other	100	100	100

	$74,000	$96,300	$80,000

Net premiums earned:
Life insurance	$4,175	$4,139	$3,746
Accident and health insurance	1,221	1,022	848

	$5,396	$5,161	$4,594

Investments

The insurance subsidiaries are regulated as to the types of investments that they may make and the amount of funds they may maintain in any one type of investment. Through its investment policy, the Company seeks to conserve its capital resources and assets, meet the investment requirements of its reserves and provide a reasonable return on investments.

The following table sets forth certain information respecting the Company’s investments at the date shown:

	Year Ended December 31 (Amounts in thousands)
	2002	2001
Investment Securities held-to-maturity, at amortized cost
(estimated fair value: 2002 - $20,267, 2001 - $23,922)	$19,380	$23,135
Investment Securities available-for-sale, at market
(cost: 2002 - $52,310, 2001 - $45,975)	61,694	57,648
Receivable for securities sold	--	50
Note Receivable from affiliate	625	250
Mortgage loans on real estate, at cost	281	275
Investment real estate, at cost	1,581	1,563
Policy loans	710	726
Investment in affiliate	914	53
Short-term investments	2,998	1,796

	$88,183	$85,496

The results with respect to the foregoing investments are as follows:

	Year Ended December 31
	2002	2001	2000
Net investment income	$4,235	$4,506	$4,434
Average yield on investments	4.9%	5.3%	5.3%
Economic yield on investments (includes realized and
unrealized investment gains)	3.4%	5.6%	6.7%
Net realized gains on investments (before income taxes)	1,168	1,640	1,723
Changes in net unrealized gains on investments
(before income taxes)	(2,495)	(1,366)	(191)

As of December 31, 2002, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

Maturity Schedule (Amounts in thousands)

Maturity	Available for sale	Held to Maturity	Total	Percentage of Total
Maturity in less than 1 year	$501	$3,549	$4,050	6.7%
Maturity in 1-5 years	9,523	3,419	12,942	21.3%
Maturity in 5-10 years	19,782	4,371	24,153	39.9%
Maturity after 10 years	11,412	8,041	19,453	32.1%

Totals	$41,218	$19,380	$60,598	100.0%

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

At 12/31/2002 the Company held a 50% equity investment in The Mobile Attic. The investment was accounted for in the financial statements on the equity basis. Further details of the financial results of The Mobile Attic, Inc. are discussed in the Management Discussion and Analysis Section of Form 10-K.

Certain Information Regarding Insurance Activities

Marketing and Distribution

NSIC products are marketed through a field force of agents and service representatives who are employees of the Life Company and through a network of independent agents. The independent agent method of distribution is expected to be more cost effective in the long term and has become the fastest growing method of distribution. NSFC's products are marketed through a network of independent agents and brokers, who are independent contractors and who generally maintain relationships with one or more competing insurance companies.

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions incurred by NSIC in 2002 averaged approximately 44% of premiums. Commissions incurred by the NSFC in 2001 averaged approximately 22% of premiums and ranged from 12.5% to 27.5% depending on the type and amount of insurance sold. During 2002, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries.

At December 31, 2002 NSIC employed 19 home service agents and three managers. NSIC also had approximately 325 independent agents actively producing new business.

At December 31, 2002 NSFC had contracts with approximately 1,300 independent agents in twelve states.

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

NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured. NSFC and Omega generally reinsure with third parties any liability in excess of $100,000 on any single policy. In addition, the property-casualty subsidiaries have catastrophe excess reinsurance, which protects it in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 2002, the property-casualty subsidiaries had catastrophe protection up to a $21 million loss. On a 1 in 200 year loss, that is a loss that has only a1/2of 1% chance of occurring in any given year, the property and casualty subsidiaries would pay $2.7 million in losses and reinsurers would pay $17.9 million.

In addition to catastrophe reinsurance, NSFC also had a 50% quota share reinsurance agreement on ocean marine exposure with additional excess of loss coverage.

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense, and withdrawals determined at the time the policies were issued. As of December 31, 2002, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $23 million. NSIC believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that such reserves are adequate to provide for future policy benefits. Wakely & Associates, consulting actuaries, provided actuarial services in calculating reserves.

The property-casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property-casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2002, the property-casualty subsidiaries had reserves for unpaid claims of approximately $11.5 million before subtracting unpaid claims which will be due from reinsurers of $1.56 million leaving net unpaid claims of $9.94 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2002, 2001 or 2000. The Company believes such reserves are adequate to provide for settlement of claims. Employees of the Company calculate NSFC and Omega loss reserves. Milliman & Robertson, an independent actuarial consulting firm, issues a Statement of Actuarial Opinion regarding the adequacy of reserves.

Underwriting Activities

The insurance subsidiaries maintain underwriting departments that seek to evaluate the risks associated with the issuance of an insurance policy. NSIC accepts standard risks and, to an extent, substandard risks and engages medical doctors who review certain applications for insurance.

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

The nonstandard market in which the property-casualty subsidiaries operate reacts to general economic conditions in much the same way as the standard market. When insurers' profits and equity are strong, companies generally cut rates or do not seek increases. Also, underwriting rules are less restrictive. As profit and/or capital fall, companies tighten underwriting rules, and seek rate increases. Premiums in the nonstandard market are higher than the standard market because of the increased risk of the insured, which generally comprises more frequent claims. Drivers of autos who have prior traffic convictions are one such increased risk that warrants higher premiums. Lower valued dwellings and mobile homes also warrant higher premiums because of the nature of the risk. The costs of placing such nonstandard policies and making risk determinations are similar to those of the standard market. The added costs due to more frequent claims servicing is reflected in the generally higher premiums that are charged.

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

NSIC primarily markets its life and health insurance products through the home service system and independent producers. Direct competition comes from other home service companies and other insurance companies that utilize independent producers to sell insurance products, of which there are many. NSIC's life and health products also compete with products sold by ordinary life companies. NSIC writes policies primarily in Alabama, Georgia and Mississippi. The market share of the total life and health premiums written is small because of the number of insurers in this highly competitive field. The primary methods of competition in the field are service and price.

Because of the increased costs associated with a home service company, premium rates are generally higher than ordinary products, so competition from these ordinary insurers must be met through service. Initial costs of distribution through independent agents are generally more than through home service distribution methods, but lower commissions are paid in years subsequent to the first year of the policy so costs decline rapidly as policies renew after the first year. The primary factor in controlling cost in under the independent agents distribution method is maintaining a high persistency rate. The persistency rate is the rate at which new business is maintained in renewal periods subsequent to the first year. The higher the persistency percentage that can be maintained, the lower overall distribution costs become due to lower commission rate payments on policies in force subsequent to the first year.

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

Inflation

The Company shares the same risks from inflation as other companies. Inflation causes operating expenses to increase and erodes the purchasing power of the Company's assets. A large portion of the Company's assets is invested in fixed maturity investments. The purchasing power of these investments will be less at maturity because of inflation. This is generally offset by the reserves that are a fixed liability and will be paid with cheaper dollars. Also, inflation tends to increase investment yields, which may reduce the impact of the increased operating expenses caused by inflation.

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

Item 3. Legal Proceedings

The Company and its subsidiaries are named as parties to litigation related to the conduct of their insurance operations. Further information regarding details of pending suits can be found in note P to the consolidated financial statements.

Item 4. Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The capital stock of the Company is traded in the NASDAQ national market. Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ). The trade symbol is NSEC.

The number of shareholders of the Company's capital stock as of January 31, 2003, was approximately 1,100.

	Stock Bid Prices		Dividends
	High	Low	Per Share
2002
First Quarter	$16.00	$13.90	$.200
Second Quarer	15.60	13.70	.200
Third Quarter	15.80	13.00	.200
Forth Quarter	14.90	13.00	.205

2001
First Quarter	$15.63	$10.21	$.183
Second Quarter	15.00	11.08	.183
Third Quarter	15.45	11.00	.190
Forth Quarter	14.49	12.00	.200

Item 6. Selected Financial Data
        (Amounts in thousands, except per share)

Operating results	2002	2001	2000	1999	1998
Net premiums earned	$32,631	$25,357	$22,921	$25,936	$28,451
Net investment income	4,235	4,506	4,434	4,354	4,351
Net realized investment gains	1,168	1,640	1,723	1,951	4,117
Other income	1,051	1,280	597	385	385

Total revenues	$39,085	$32,783	$29,675	$32,626	$37,304

Net Income	$908	$4,130	$3,776	$3,756	$930

Net income per share	$0.37	$1.67	$1.53	$1.52	$0.35

Other Selected Financial Data	2002	2001	2000	1999	1998
Total shareholders' equity	$42,159	$44,884	$43,780	$41,888	$41,968
Book value per share	$17.09	$18.18	$17.74	$16.98	$17.05
Dividends per share	$.805	$0.76	$0.71	$0.68	$0.64
Net change in unrealized
capital gains (net of tax)	($ 1,647)	($ 1,161)	($ 136)	($ 2,231)	($ 351)
Total assets	$101,602	$99,484	$97,563	$98,105	$103,973

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included elsewhere herein.

Results of Operations
Consolidated Results of Operations:

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Consolidated net income for The National Security Group (The Company) was $908,000 in 2002 compared to $4.13 million in 2001. On a per share basis earnings were $0.37 in 2002 compared to $1.67 in 2001. Realized capital gains were $1.168 million in 2002 compared to $1.640 million in 2001. Consolidated revenues were $39.085 million in 2002 compared to $32.783 million in 2001. Increased insurance premium production in the property/casualty insurance subsidiaries was the primary factor contributing to the increase in revenues in 2002. However, adverse underwriting results in the property/casualty insurance segment were the primary factor contributing to the decline in earnings for 2002 compared to 2001.

A 50% owned subsidiary contributed $136,000 to net income in 2002. This subsidiary, The Mobile Attic, Inc., is in the business of leasing portable storage containers through independent dealers in Alabama, Florida, and Tennessee.

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

Industry Segment Data
Certain financial information for The National Security Group’s three segments (life and accident and health insurance, property and casualty insurance, and other) is summarized as follows (amounts in thousands):

Premium revenues:

	2002	%		2001	%	2000	%
Life, accident and health insurance	$5,396	16.54%		$5,161	20.35%	$4,594	20.04%
Property and casualty insurance	27,235	83.46%		20,196	79.65%	18,327	79.96%

	$32,631	100.00%	$	$25,357	100.00%	$22,921	100.00%

Income before taxes and equity in income of affiliate:

	2002	%	2001	%	2000	%
Life, accident and health insurance	$1,118	93.63%	$586	10.71%	$1,667	34.41%
Property and casualty insurance	518	43.38%	5,440	99.45%	3,917	80.86%
Other	(196)	-16.42%	(313)	-5.72%	(473)	-9.76%
Interest expense	(246)	-20.60%	(243)	-4.44%	(267)	-5.51%

	$1,194	100.00%	$5,470	100.00%	$4,844	100.00%

Life and Accident and Health Insurance Operations:

The Company’s life, accident and health insurance business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001:

Income before income taxes in 2002 was $1,186,000 compared to $586,000 in 2001. A decrease in litigation related expenses boosted income before income tax by over $200,000. A decline in general expenses is the other significant item contributing to the increase in income before income taxes in 2002 compared to 2001.

Premium revenue increased to $5,396,000 in 2002 compared to $5,161,000 in 2001, an increase of 4.6%. Insurance sales through independent agent distribution channels increased over 40% in 2002 over prior year; while sales through NSIC’s traditional home service distribution channel declined by 4%. While management is pleased with new business production from the independent agents distribution channel, an increased focus is now being placed on increasing retention of new business. Increased retention and persistency will not only further increase premium growth in the independent agent distribution channel, but also reduce commission expense as a percent of premium because most commission paid on an insurance contract sold through independent agents is paid in the first two years the policy is in force.

Commission expense increased 16% in 2002 compared to 2001. The continuing increases in new sales through independent agents and a change in the home service agents commission contract were the primary factors contributing to the increase in commission. Independent agents typically receive much higher commission rates in the early years of a policy compared to employee agents in the home service market, which typically receive a lower and more level commission over a longer number of years. With premium growth generated exclusively through independent agents, commission expense will rise at a faster rate than premium growth until a more significant block of insurance business rolls into subsequent years at lower commission rates. The second factor contributing to the increase in commission expense was a change in employee home service agents’ contract in 2002. Under the new contract agents received an increase in base salary and could achieve bonuses upon obtaining varying levels of persistency. To offset the increase in salaries, management reduced the number of agents and combined sales territories. Because the salary increases were implemented early in 2002 and efficiency efforts were not fully implemented until later in 2002, no cost savings were realized and in fact total field cost in the home service program increased. However, as a result of these efforts, home service field cost are expected to stabilize in 2003 and subsequent years.

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

Property & Casualty Operations:

The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001:

Property and casualty premium revenues increased $7,039,000 for the year ended December 31, 2002 compared to the same period in 2001, an increase of over 35%. Increased marketing efforts certainly had a significant impact on the increase in premium revenue, but market changes also significantly influenced the influx of new business. Over the last two years many companies have become much more restrictive in their underwriting guidelines, or have completely exited some markets that we serve. As a result of these market changes we have seen a decrease in competition and an opportunity to significantly increase market share. However, as will be discussed in the paragraphs that follow, we will have to strictly monitor underwriting results and proactively manage growth in order to improve underwriting profitability.

Net income before income tax was $518,000 in 2002 compared to $5,440,000 in 2001. Adverse claims experience from hurricane losses in the fourth quarter of 2002 and an increased severity of losses on new business issued were the primary reasons for the significant decrease in income. In October of 2002 Hurricane Lili swept across Louisiana causing over $1,300,000 in insured losses in NSFC and Omega. However, the most significant impact on property/casualty net income for the year was poor underwriting results on new business issued. Historically, new property insurance business issued has carried a higher loss ratio than renewal business. In 2002 the property/casualty subsidiaries issued more new business than has been issued in recent history with an increase in premium revenue of over 35%.

NSFC incurred numerous total losses on business in force less than one year, mostly fire losses. 33% of all dwelling property losses incurred in 2002 were attributable to fire losses of over $25,000 per occurrence. Historically, fire losses are more numerous in the winter months of December and January, but a higher frequency of fire losses was experienced throughout the year. It is difficult to prove that these higher frequency losses were connected to any single cause, such as a colder than normal winter or lightning strikes, but with the overall economy in a downturn and personal bankruptcy at record highs in some of the states in which NSFC and Omega writes business, management believes that at least some of the losses could be attributable to arson, which is most cases is virtually impossible to prove. In an effort to stem the frequency of total fire losses, we have instituted additional underwriting standards in some states, such as providing proof of prior insurance coverage and closer evaluation of prior claims history. We will closely monitor underwriting results in 2003 and make further improvements and adjustments as deemed necessary to improve underwriting profitability.

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

The improved underwriting results in 2001 compared to 2000 were primarily attributable to the completion of the runoff period for several general agent programs that were started through out the 1990‘s. Adverse loss development on these programs led to higher underwriting losses in the late 1990‘s. These programs, primarily commercial and private passenger auto programs, were discontinued in 1999 and 2000.

Property & Casualty Combined Ratio:

A measure used to analyze a property/casualty insurer’s underwriting performance is the statutory combined ratio. It is the sum of two ratios:

    a.        The loss and loss expense ratio, which measures losses and loss adjustment expenses incurred as a percentage of premiums earned.

    b.        The underwriting expense ratio, which measures underwriting expenses incurred (e.g., agents’ commissions, premium taxes, and other administrative underwriting expenses) as a percentage of premiums written during the year.

The results of these ratios for the past three years were:

	2002	2001	2000
Loss and LAE Ratio	75.5%	54.3%	61.6%
Underwriting Expense Ratio	31.9%	36.1%	34.8%
Combined Ratio	107.4%	90.4%	96.4%

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

The combined ratio for 2002 compared to 2001 increased seventeen percentage points. The loss and LAE component of the combined ratio increased over twenty percentage points. The previously discussed hurricane related losses and a higher loss ratio on new business is the primary reason for the significant increase in the combined ratio. On a positive note, the expense ratio declined over four percentage points in 2002 compared to 2001. While the large influx of new business had an adverse impact on the loss and LAE ratio, the increase in new business did enable us to begin to achieve some economies of scale and reduce the expense ratio significantly. A primary objective for us in 2003 will be to focus on maintaining a manageable level of growth while reducing the loss and LAE ratio. As discussed earlier in the Property and Casualty operations section of this report, we are proactively managing our risk to mitigate the continuing negative impact of adverse underwriting results on the Company.

Leasing operations:

The Company's leasing operations are conducted through its 50% owned subsidiary, Mobile Attic, Inc. The investment in Mobile Attic is accounted for under the Equity Method in the Consolidated Financial Statements of the Company. Mobile Attic was incorporated in August of 2001 and is a joint venture with a manufacturing partner, Cash Brothers Leasing of Elba, Alabama.

Mobile Attic is in the business of leasing portable storage containers to individual and commercial customers through an independent dealer network primarily in Alabama, but also operating in Florida and Tennessee. At December 31, 2003 Mobile Attic had available approximately 1,800 storage containers for lease and thirteen independent dealers. The portable storage containers are eight feet wide and eight feet tall and are available in lengths of 8, 16, 20, and 40 feet. Independent dealers market these portable storage containers primarily to household customers in need of a convenient alternative to fixed location mini-storage, commercial customers in need of secure storage facilities at job sites, and retail customers for storage of seasonal inventory.

In 2002 Mobile Attic contributed $136,000 in net income to the Company compared to net income of $52,000 in 2001. In 2001, the year in which operations began, gross rental revenues were $87,000. In 2002 gross rental revenues were $557,000. It is anticipated that Mobile Attic will produce rental revenue of over $2,000,000 in 2003 with over 3,000 storage containers available for lease by year-end 2003.

Asset Portfolio Review:

The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. At December 31, 2002, the company's holdings in debt securities amounted to 71% of total investments and 62% of total assets. The following is a breakdown of the bond portfolio quality according to National Association of Insurance Commissioners (NAIC) Securities Valuation Office (SVO) rating standards, and the nationally recognized rating organization equivalents of Moody's and Standard and Poor's:

SVO Equivalents % of Total
SVO Class	Moody's	Standards and Poor's	Bond Portfolio
1	Aaa to A3	AAA to A-	84.2
2	Baa to Baa3	BBB+ to BBB-	13.7
3	Ba1 to Ba3	BB+ to BB-	2.1
4	B1 to B3	B+ to B-	0.0
5	Caa to Ca	CCC+ to C	0.0
6	C	CI to D	0.0

As of January 1, 1994, the Company adopted Financial Accounting Standards Board Statement 115 and reclassified a portion of its fixed maturity securities portfolio as "available-for-sale," with the remainder being classified as "held-to-maturity." With that reclassification, the fixed maturity securities classified as "available-for-sale" are carried at fair value and changes in fair values, net of related income taxes, are charged or credited to shareholders' equity (see Note E to the consolidated financial statements).

The insurance subsidiaries' fixed maturity securities include mortgage-backed bonds, primarily collateralized mortgage obligations (CMO's), of $5.4 million and $9.2 million at December 31, 2002 and 2001 respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Securities that are purchased at a premium to par value and prepay faster than expected will incur a reduction in yield or loss. Securities that are purchased at a discount to par value and prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

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

The National Security Group's consolidated statement of cash flows indicate that operating activities provided (used) cash of $4,321,000, $2,913,000, $(442,000) in 2002, 2001, and 2000 respectively. Those statements also classify the other sources and uses of cash by investing activities, and financing activities and disclose the amount of cash available at the end of the year to meet the Company's obligations.

The Company has standby letters of credit of less than $25,000. These letters are used to guarantee obligations of the property/casualty subsidiary under assumed reinsurance contracts. Certain invested assets of the Company secure the letters of credit. The Company also routinely incurs liability for declared but unpaid dividends. Long-term liquidity needs of the Company constitute only those items, which are directly related to the principal business operations of the Company.

The Company has notes payable of $3.4 million at December 31, 2002. The notes payable are to be repaid in quarterly installments over five years.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. On December 31, 2002, the Company had no known impairments of assets or changes in operation, which would have a material adverse effect upon liquidity. Approximately 81% of the Company's assets are invested in cash, investment grade fixed income securities, short-term investments and broadly traded equity securities which are highly liquid. The values of these investments are subject to the conditions of the markets in which they are traded. Past fluctuations in these markets have had little effect on the liquidity of the Company. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

Except as discussed in Note P to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in note M to the consolidated financial statements, in 2003, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $1.1 million in the life insurance subsidiary and $2.0 million in the property/casualty insurance subsidiary. However, that condition poses no short-term or long-term liquidity concerns for the parent company.

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

The levels and ratios are as follows:

Regulatory Event	Ratio of Total Adjusted Capital to Authorized Control Level RBC (Less Than or Equal to)
Company action level	2
Regulatory action level	1.5
Authorized control level	1
Mandatory control level	0.7

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group’s life/health and property/casualty insurance subsidiaries are all in excess of five to one at December 31, 2002.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $11.47 million and $13 million at December 31, 2002 and 2001, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 17.1 and 15.75 at December 31, 2002 and 2001 respectively. Accordingly, National Security Insurance Company meets the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $20.2 million and $23.6 million at December 31, 2002 and 2001, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 5.3 and 7.0 at December 31, 2002 and 2001 respectively. Accordingly, National Security Fire & Casualty Company meets the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $5.7 million and $5.0 million at December 31, 2002 and 2001, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 8.7 and 8.4 at December 31, 2002 and 2001 respectively. Accordingly, Omega One Insurance Company meets the minimum RBC requirements.

Information about Forward-Looking Statements

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, technological changes, political and legal contingencies and general economic conditions, as well as other risks and uncertainties more completely described in the Company’s filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects and may cause future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements.

Item 7A.                                                    Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk

Since the Company’s assets and liabilities are largely monetary in nature, the Company’s financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve and equity pricing risks.

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $16.7 million. If the market value of the S & P 500 Index decreased 10% from its December 31, 2002 value, the fair value of the Company’s common stock would decrease by approximately $1.7 million.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note A in the consolidated financial statements presents additional disclosures concerning fair values of Financial Assets and Financial Liabilities, and is incorporated by reference herein.

The Company limits the extent of its market risk by purchasing securities that are backed by stable collateral, the majority of the assets are issued by U.S. government sponsored entities. Also, the majority of all of the subsidiaries’ CMO’s are Planned Amortization Class (PAC) bonds. PAC bonds are typically the lowest risk CMO’s, and provide greater cash flow predictability. Such securities with reduced risk typically have a lower yield, but higher liquidity, than higher-risk mortgage backed bonds. To reduce the risk of loss of principal should prepayments exceed expectations, the Company does not purchase mortgage backed securities at significant premiums over par value.

The Company’s investment approach in the equity markets is based primarily on a fundamental analysis of value. This approach requires the investment committee to invest in well managed, primarily dividend paying companies, which have a low debt to capital ratio, above average return on net worth for a sustained period of time, and low price to book value or low volatility rating (beta) relative to the market. The dividends provide a steady cash flow to help pay current claim liabilities, and it has been the Company’s experience that by following this investment strategy, long term investment results have been superior to those offered by bonds, while keeping the risk of loss of capital to a minimum relative to the overall equity market.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Financial Statements
Consolidated Financial Statements:
Report of Independent Certified Public Accountants	24
Consolidated Statements of Income –
Years Ended December 31, 2002, 2001, and 2000	25
Consolidated Balance Sheets –
December 31, 2002 and 2001	26
Consolidated Statements of Shareholders’ Equity –
Years Ended December 31, 2002, 2001, and 2000	27
Consolidated Statements of Cash Flows –
Years Ended December 31, 2002, 2001, and 2000	28
Notes to Consolidated Financial Statements –
December 31, 2002	29
Financial Statement Schedules:
Reports of Independent Certified Public Accountants
on Financial Statement Schedules	49
Schedule I. Summary of Investments -
December 31, 2002 and 2001	50
Schedule II. Condensed Financial Information of Registrant -
December 31, 2002 and 2001	51
Schedule III. Supplementary Insurance Information -
December 31, 2002, 2001, and 2000	55
Schedule IV. Reinsurance –
Years Ended December 31, 2002, 2001, and 2000	56

All other Schedules are not required under related instructions or are inapplicable and therefore have been omitted.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Shareholders of
The National Security Group, Inc.
Elba, Alabama

We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Security Group, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Barfield, Murphy, Shank & Smith, P.C.

Birmingham, Alabama
February 26, 2003

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Dollars in thousands except per share amounts) Years Ended December 31,
	2002	2001	2002
REVENUES
Net premiums earned	$32,631	$25,357	$22,921
Net investment income	4,235	4,506	4,434
Net realized investment gains	1,168	1,640	1,723
Other income	1,051	1,280	597

	39,085	32,783	29,675

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	22,763	13,516	14,125
Amortization of deferred policy acquisition costs	1,406	1,778	1,302
Commissions	6,222	4,338	3,206
General insurance expenses	5,943	6,223	5,157
Insurance taxes, licenses and fees	1,311	1,215	774
Interest expense	246	243	267

	37,891	27,313	24,831

Income Before Income Taxes and Equity in Income of Affiliate	1,194	5,470	4,844
INCOME TAX EXPENSE
Current	316	1,051	608
Deferred	106	341	460

	422	1,392	1,068

Income Before Equity in Income of Affiliate	772	4,078	3,776

Equity in Income of Affiliate	136	52	--

Net Income	$908	$4,130	$3,776

EARNINGS PER COMMON SHARE
Net Income	$0.37	$1.67	$1.53

See notes to consolidated financial statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands) December 31,
ASSETS	2002	2001
Investments
Securities held-to-maturity, at amortized cost (estimated fair value: 2002 - $20,267
2001 - $23,922)	$19,380	$23,135
Securities available-for-sale, at estimated fair value (cost: 2002 - $52,310;
2001 - $45,975)	61,694	57,648
Receivable for securities	--	50
Notes receivable from affiliate	625	250
Mortgage loans on real estate, at cost	281	275
Investment real estate, at book value (accumulated depr.: 2002 - $17; 2001 - $17)	1,581	1,563
Policy loans	710	726
Investment in affiliate	914	53
Short-term investments	2,998	1,796

Total Investments	88,183	85,496
Cash	805	1,595
Accrued investment income	1,010	938
Receivable from agents, less allowance for credit losses (2002-$176; 2001-$176)	2,273	1,913
Reinsurance recoverable	1,699	3,524
Deferred policy acquisition costs	5,243	4,615
Prepaid reinsurance premiums	343	291
Property and equipment, net	1,798	966
Other assets	248	146

Total Assets	$101,602	$99,484

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy and claim reserves	$45,054	$41,739
Checks outstanding in excess of bank balance	2,445	1,905
Other policyholder funds	1,527	1,503
Long-term debt	3,380	2,108
Accrued income taxes	233	593
Other liabilities	4,303	3,669
Deferred income tax	2,501	3,083

Total Liabilities	59,443	54,600
Contingencies	--	--
Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	--	--
Common stock, $1 par value, 2,500,000 shares authorized, 2,466,600
shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	6,971	8,618
Retained earnings	27,770	28,848

Total Shareholders' Equity	42,159	44,884

Total Liabilities and Shareholders' Equity	$101,602	$99,484

See notes to consolidated financial statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	(Dollars in thousands)
	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Treasury Stock
Balance at January 1, 2000	$41,888		$33,197	$9,915	$2,340	$17		$(3,581)
Comprehensive income:
Net income for 2001	3,776	$3,776	3,776	--	--	--		--
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment	(136)	(136)	--	(136)	--	--		--

Comprehensive income		$3,640

Cash dividends	(1,748)		(1,748)	--	--	--		--

Balance at December 31, 2000	$43,780		$35,225	$9,779	$2,340	$17		$(3,581)
Comprehensive income:
Net income for 2001	4,130	$4,130	4,130	--	--	--		--
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment	(1,161)	(1,161)	--	(1,161)	--	--		--

Comprehensive income		$2,969

Retirement of treasury stock	--		(3,297)	--	(284)	--		3,581
Stock dividend	--		(5,345)	--	411	4,934		--
Cash dividends	(1,865)		(1,865)	--	--	--		--

Balance at December 31, 2001	44,884		28,848	8,618	2,467	4,951		--
Comprehensive loss:
Net income for 2002	908	908	908	--	--	--		--
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment	(1,647)	(1,647)	--	(1,647)	--	--		--

Comprehensive loss:		$(739)

Cash dividends	(1,986)	--	(1,986)	--	--	--		--

Balance at December 31, 2002	$42,159		$27,770	$6,971	$2,467	$4,951	$

See notes to consolidated financial statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars in thousands) Year ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$908	$4,130	$3,776
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Change in accrued investment income	(72)	(57)	(51)
Change in reinsurance recoverable	1,825	10	1,153
Amortization of deferred policy acquisition costs	1,406	1,778	1,119
Change in receivable for securities	50	93	(143)
Net realized gains on investments	(1,163)	(1,593)	(1,941)
Gain on disposal of property and equipment	--	(47)	(32)
Policy acquisition costs deferred	(2,034)	(1,924)	(1,315)
Change in prepaid reinsurance premiums	(52)	2	(36)
Depreciation expense and amortization/accretion	195	(42)	115
Change in policy liabilities and claims	3,315	(179)	(3,021)
Change in income tax payable	(360)	257	459
Change in deferred income taxes	266	169	284
Change in other liabilities	634	555	13
Equity in earnings of investee	(136)	(52)	--
Other, net	(461)	(187)	(822)

Net cash provided (used in) by operating activities	4,321	2,913	(442)
Cash flows from investing activities:
Purchases of held-to-maturity securities	(1,777)	(982)	(668)
Purchases of available-for-sale securities	(19,600)	(16,575)	(7,139)
Proceeds from maturities of held-to-maturity securities	5,564	6,926	2,622
Proceeds from sales of available-for-sale securities	14,141	10,508	6,973
Proceeds from real estate held for investment	95	38	--
Purchases of real estate held for investment	(53)	--	(13)
Net (purchases) proceeds from short-term investment	(1,202)	(121)	454
Advances on loans, net	(1,090)	(443)	(27)
Purchase of property and equipment	(1,039)	(335)	(378)
Proceeds from sale of property and equipment	--	57	51

Net cash (used in) provided by investing activities	(4,961)	(927)	1,875
Cash flows from financing activities:
Proceeds from notes payable	1,477	--	--
Payments on notes payable	(205)	(293)	(271)
Change in other policyholder funds	24	15	(38)
Dividends paid	(1,986)	(1,865)	(1,748)
Change in checks outstanding in excess of bank balances	540	798	195

Net cash used in financing activities	(150)	(1,345)	(1,862)

Net (decrease) increase in cash	(790)	641	(429)
Cash at beginning of year	1,595	954	1,383

Cash at end of year	$805	$1,595	$954

See notes to consolidated financial statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO). NSFC includes a wholly-owned subsidiary — Omega One Insurance Company (Omega). Omega included a wholly-owned subsidiary — Liberty Southern Insurance Company (LSIC) through September 30, 2001. LSIC was liquidated on September 30, 2001. All significant intercompany transactions and accounts have been eliminated.

Investment in Affiliate

The company’s investment in affiliate consists of a 50% interest in Mobile Attic, Inc., a portable storage leasing company. The company accounts for this investment using the equity method (see Notes B, P and R).

Description of Major Products

NSIC is licensed in the states of Alabama, Georgia, Mississippi, Texas, South Carolina and Florida and was organized in 1947 to provide life and burial insurance policies to the home service market. Premiums sold and serviced by company agents primarily include industrial life, larger ordinary life, accident and health, limited hospital, cancer and low valued life insurance. NSFC operates in various property and casualty lines, the most significant of which are low valued dwelling property, home service fire, nonstandard automobile physical damage and liability, nonstandard commercial, and ocean marine. Omega operates in property and casualty lines, the most significant of which are nonstandard personal lines and automobile liability.

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

The Company’s securities are classified in two categories and accounted for as follows:

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Investments — continued

Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of shareholders’ equity until realized.

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

Receivable from Agents

Agent balances are reported at unpaid balances, less a provision for credit losses.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are charged to expense as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method designed to amortize costs over estimated useful lives. Estimated useful lives range up to 40 years for buildings and from 3-20 years for electronic data processing equipment and furniture and fixtures.

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of the Company’s financial instruments, as defined in accordance with applicable requirements. Fair values of the Company’s financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Certain financial instruments, particularly insurance liabilities other than financial guarantees and investment contracts, leases and affiliate investments, are excluded from the disclosures. In evaluating the Company’s management of interest rate and liquidity risk, the fair values of all assets and liabilities should be taken into consideration.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Fair Value of Financial Instruments — continued

The fair values of cash, cash equivalents, short-term investments and balances due on accounts from agents, reinsurers and others approximate their carrying amounts as reflected in the consolidated balance sheets due to their short-term availability or maturity.

	In Thousands of Dollars at December 31,
	2002		2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Debt and equity securities	$81,074	$81,961	$80,783	$81,570
Mortgage loans	281	281	275	275
Policy loans	710	710	726	726
Liabilities and related instruments
Other policyholder funds	1,527	1,527	1,503	1,503
Long-term debt	3,380	3,380	2,108	2,108

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Policy Liabilities

The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

Years of Issue	Interest Rate
1947 - 1968	4
1969 - 1978	6% graded to 5%
1979 - 2002	7% graded to 6%

Mortality assumptions include various percentages of the 1955-60 and 1965-70 Select and Ultimate Basic Male Mortality Table. Withdrawal assumptions are based on the Company’s experience.

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

Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,466,600 (2,466,600 in 2001 and 2000).

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

Reclassifications

Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on the previously reported net income or shareholders’ equity.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $101,000 for the year ended December 31, 2002 ($110,000 and $83,000 for the years ended December 31, 2001 and 2000, respectively).

Concentration of Credit Risk

The Company maintains cash depository accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Recently Issued Accounting Standards

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires the Company to record all derivative financial instruments at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 did not have a material effect on the Company’s financial position or results of operations. Prospectively, the adoption of No. 133 may introduce volatility into the Company’s reported net income and other comprehensive income depending on future market conditions and the Company’s hedging activities.

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and effective for any goodwill or intangible asset acquired after June 30, 2001. The adoption of this accounting standard did not have a material effect on the Company’s financial position or results of operations.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Recently Issued Accounting Standards — continued

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 revises SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this accounting standard did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities, and must be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE B — INVESTMENT IN AFFILIATE

Summarized financial information for the Company's investment in Mobile Attic, Inc., accounted for by the equity method, follows:

	(Dollars in thousands)
	December 31,
	2002	2001
Current assets	$435	$268

Noncurrent assets	7,325	174

Current liabilities	571	310

Noncurrent liabilities	5,346	10

	(Dollars in thousands)
	Year ended December 31
	2002	2001	2000
Gross revenue	$964	$259	$--
Operating expenses	615	110	--
Net income	272	120	--

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE C — BUSINESS COMBINATION

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

The purchase of LSIC was accounted for by the purchase method, whereby the underlying assets acquired and liabilities assumed from the purchased corporation are recorded by Omega at their fair value. The excess of the amount paid over the fair value of LSIC’s identifiable net assets was approximately $200,000, which has been recorded as a charge to earnings in year 2000. The operating results of LSIC have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase agreement provides for additional consideration to be paid the former stockholders contingent upon specified premium growth of the LSIC block of business.

Pro forma results of consolidated operations for 2000, assuming the LSIC acquisition was made at the beginning of the year, is as follows:

2000
Net premiums earned	$23,817
Income before taxes	$4,653
Net income	$3,585
Earnings per common share	$1.45

NOTE D — STATUTORY ACCOUNTING PRACTICES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which vary in certain respects from reporting practices prescribed or permitted by insurance regulatory authorities. The significant differences for statutory reporting include: (a) acquisition costs of acquiring new business are charged to operations as incurred, (b) life policy liabilities are established utilizing interest and mortality factors specified by regulatory authorities, (c) the Asset Valuation Reserve (AVR) and the Interest Maintenance Reserve (IMR) are recorded as liabilities, and (d) non-admitted assets (furniture and equipment, agents’ debit balances and prepaid expenses) are charged directly to surplus.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE D — STATUTORY ACCOUNTING PRACTICES — CONTINUED

Statutory net gains from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	(Dollars in thousands) Year Ended December 31,
	2002	2001	2000
NSIC - including realized capital gains of $356, $652 and $986,
respectively	$729	$709	$1,016
NSFC - including realized capital gains of $622, $875 and
$709, respectively	$789	$2,720	$2,140
Omega - including realized capital gains of $150, $152, and
$257, respectively	$702	$1,047	$1,155
LSIC (nine months ended September 30 for 2001)		$6	$8
Statutory capital and surplus:
NSIC - including AVR of $580, $1,586 and $1,780,
respectively	$10,895	$11,416	$14,925
NSFC	$20,201	$23,572	$24,170
Omega	$5,656	$5,000	$4,079
LSIC			$500

The above amounts exclude allocation of overhead from the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital. LSIC was liquidated on September 30, 2001.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE E — INVESTMENT SECURITIES

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands) December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$21,781	$1,189	$(186)	$22,784
Obligations of states and political subdivisions	3,215	212	(1)	3,426
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	16,223	580	--	16,803
Equity securities	11,091	9,272	(1,682)	18,681

Total	$52,310	$11,253	$(1,869)	$61,694

Held-to-maturity securities:
Corporate debt securities	$8,253	$428	$(38)	$8,643
Obligations of states and political subdivisions	4,799	393	(5)	5,187
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	6,328	118	(9)	6,437

Total	$19,380	$939	$(52)	$20,267

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$19,564	$356	$(441)	$19,479
Obligations of states and political subdivisions	2,895	99	(4)	2,990
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	12,242	436	(2)	12,676
Equity securities	11,274	12,237	(1,008)	22,503

Total	$45,975	$13,128	$(1,455)	$57,648

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE E — INVESTMENT SECURITIES — CONTINUED

	(Dollars in thousands) December 31, 2001
Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$9,517	$324	$(65)	$9,776
Obligations of states and political subdivisions	4,235	273	(12)	4,496
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	9,383	281	(14)	9,650

Total	$23,135	$878	$(91)	$23,922

The amortized cost and aggregate fair value of debt securities at December 31, 2002, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
Available-for-sale securities:	Amortized Cost	Fair Value
Due in one year or less	$501	505
Due after one year through five years	9,523	10,040
Due after five years through ten years	19,782	20,713
Due after ten years	11,412	11,750

Total	$41,218	$43,008

Held-to-maturity securities:
Due in one year or less	$3,549	3,606
Due after one year through five years	3,419	3,758
Due after five years through ten years	4,371	4,571
Due after ten years	8,041	8,332

Total	$19,380	$20,267

For 2002, gross gains of $1,411,676 ($1,785,394 for 2001) and gross losses of $317,862 ($323,829 for 2001) were realized on sales of available-for-sale-securities.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE F — NET INVESTMENT INCOME

Major categories of investment income are summarized as follows:

	(Dollars in thousands) Year ended December 31,
	2002	2001	2000
Fixed maturities	$3,722	$3,819	$3,629
Equity securities	539	544	642
Mortgage loans on real estate	25	16	7
Investment real estate	24	138	142
Policy loans	37	35	43
Other, principally short-term investments	108	88	121

	4,455	4,640	4,584
Less: Investment expenses	(220)	(134)	(150)

Net investment income	$4,235	$4,506	$4,434

An analysis of investment gains follows:	Year ended December 31,
	2002	2001	2000
Net realized investment gains (losses):
Fixed maturities	$(6)	$149	$(419)
Other, principally equity securities	1,174	1,491	2,142

	$1,168	$1,640	$1,723

An analysis of the net decrease in unrealized appreciation on available-for-sale securities follows:

	Year ended December 31,
	2002	2001	2000
Net decrease in unrealized appreciation on available-for-
sale securities before deferred tax	$(2,495)	$(1,366)	$(191)
Deferred income tax	848	205	55

Net decrease in unrealized appreciation on available-for-
sale securities	$(1,647)	$(1,161)	$(136)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE G — PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	(Dollars in Thousands)
	2002	2001
Building and improvements	$1,358	$1,371
Electronic data processing equipment	1,748	764
Furniture and fixtures	749	695

	3,855	2,830
Less accumulated depreciation	2,057	1,864

	$1,798	$966

Depreciation expense for the year ended December 31, 2002 was $206,000 ($197,000 for the year ended December 31, 2001 and $153,000 for the year ended December 31, 2000).

NOTE H — INCOME TAXES

Total income tax expense varies from amounts computed by a pplying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Year ended December 31,
	2002	2001	2000
Federal income tax rate applied to pre-tax income	$453	$1,860	$1,647
Dividends received deduction and tax-exempt interest	(184)	(182)	(213)
Small life insurance company deduction	(230)	(122)	(209)
Other, net	383	(164)	(157)

Federal income tax expense	$422	$1,392	$1,068

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE H — INCOME TAXES

The tax effect of significant differences representing deferred assets and liabilities are as follows:

The appropriate income tax effects of changes in temporary differences are as follows:

	(Dollars in Thousands)
	Year ended December 31,
	2002	2001
Deferred policy acquisition costs	$(1,782)	$(1,569)
Policy liabilities	279	349
Unearned premiums	645	464
Claim liabilities	309	310
General insurance expenses	799	757
Unrealized gains on securities available-for-sale	(2,751)	(3,394)

Net deferred tax liabilities	$(2,501)	$(3,083)

The appropiate income tax effects of changes in temporary differences are as follows:

	Year ended December 31,
	2002	2001	2000
Deferred policy acquisition costs	$213	$49	$66
Policy liabilities	70	70	69
Unearned premiums	(181)	(81)	(56)
General insurance expenses	(42)	(62)	18
Alternative minimum tax credit carryforwards	45	243	247
Claim liabilities	1	122	116

	$106	$341	$460

Under pre-1984 life insurance company tax laws, a portion of NSIC’s gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated “policyholders’ surplus”. The aggregate balance in this account, $3,720,000 at December 31, 2002, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders’ surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders’ surplus. The deferred income tax liability not recognized is approximately $1,270,000 at December 31, 2002.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE I — LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

	(Dollars in thousands)
	2002	2001
Note payable to bank with a 7% interest rate
dated October 9, 1998; matures May 28, 2004
Payments of $63,575 due quarterly. Unsecured	$--	$2,108
Note payable to bank with an interest rate based on LIBOR
(4.18% at December 31, 2002) dated March 28, 2002; matures
March 28, 2007. Payments of $112,953 due quarterly with
balloon payment at maturity. Unsecured	3,380	--

	$3,380	$2,108

Aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002 are as follows (dollars in thousands): 2003-$316; 2004-$328; 2005-$342; 2006-$357; 2007-$2,037.

NOTE J — POLICY AND CLAIM RESERVES

At December 31, policy and claim reserves consisted of the following:

	(Dollars in thousands)
	2002	2001
Benefit and loss reserves
Property and casualty	$11,513	$11,489
Accident and health	352	318
Life and annuity	22,858	22,416
Unearned premiums	9,827	7,115
Policy and contract claims	504	401

	$45,054	$41,739

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE J — POLICY AND CLAIM RESERVES — CONTINUED

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense for the years ended December 31:

	(Dollars in thousands)
	2002	2001	2000
Claims and claim adjustment expense
reserves at beginning of year	$11,489	$15,409	$18,471
Less reinsurance recoverables on
unpaid losses	2,396	3,092	3,907

Net balances at beginning of year	9,093	12,317	14,564
Provision for claims and claim adjustment
expenses for claims arising in current year	22,111	14,045	14,465
Estimated claims and claim adjustment
expenses for claims arising in prior years	(1,547)	(3,089)	(5,411)

Total increases
	20,564	10,956	9,054
Claims and claim adjustment expense
payments for claims arising in:
Current year	15,594	9,891	8,792
Prior years	4,105	4,289	2,509

Total payments	19,699	14,180	11,301

Net balance at end of year	9,958	9,093	12,317
Plus reinsurance recoverables on
unpaid losses	1,555	2,396	3,092

Claims and claim adjustment expense
reserves at end of year	$11,513	$11,489	$15,409

As a result of changes in estimates of insured events in prior years, the provision of claims and claim adjustment expenses (net of reinsurance recoveries) decreased in 2002, 2001 and 2000 because of lower-than-anticipated losses in commercial and private passenger automobile lines of business.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE K — REINSURANCE

The Company’s insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term. Property and casualty reinsurance is placed on both a quota-share and excess of loss basis. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of reinsurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvencies. At December 31, 2002, reinsurance receivables with a carrying value of $220,000 ($618,000 at December 31, 2001) and prepaid reinsurance premiums of $343,000 ($291,000 at December 31, 2001) were associated with a single reinsurer. The amounts of recoveries pertaining to reinsurance contracts that were deducted from losses incurred during 2002, 2001 and 2000 were approximately $374,000, $989,000, and $605,000, respectively

The effect of reinsurance on premiums written and earned was as follows:

	(Dollars in Thousands)
	2002
	Life		Property & Casualty
	Written	Earned	Written	Earned
Direct	$5,526	5,441	31,959	29,350
Assumed
Ceded	(45)	(45)	(2,063)	(2,115)

Net	$5,481	5,396	$29,896	$27,235

	2001
	Life		Property & Casualty
	Written	Earned	Written	Earned
Direct	$5,047	5,206	$22,528	$21,777
Assumed
Ceded	(45)	(45)	(1,579)	(1,581)

Net	$5,002	5,161	$20,949	$20,196

	2000
	Life		Property & Casualty
	Written	Earned	Written	Earned
Direct	$4,456	$4,645	$18,951	$20,628
Assumed	--	--	--	--
Ceded	(51)	(51)	(1,460)	(2,301)

Net	$4,405	$4,594	$17,491	$18,327

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE L — EMPLOYEE BENEFIT PLAN

In 1989, the Company and its subsidiaries established a retirement savings plan and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees who have completed one year of service at January 1 or July 1 are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Contributions for 2002, 2001, and 2000 amounted to $177,337, $130,000, and $127,000, respectively. Contributions are at the Board of Directors’ discretion subject to governmental limitations.

In 1987, the Company established a deferred compensation plan for its Board of Directors. The Board members have an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award. Costs of the deferred compensation plan for 2002, 2001, and 2000 amounted to approximately $19,649, $35,065, and $54,755, respectively.

NOTE M — REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2002, NSIC’s retained earnings unrestricted for the payment of dividends in 2003 amounted to $1,089,472.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. As a result, dividends from NSFC to the Company are limited to $2,020,058 in 2003.

At December 31, 2002, securities with market values of $3,563,587 ($3,458,441 at December 31, 2001) were deposited with various states pursuant to statutory requirements.

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

NOTE N — SHAREHOLDERS’ EQUITY

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

NOTE N - SHAREHOLDERS' EQUITY

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

   NOTE O - INDUSTRY SEGMENTS

The Company and its subsidiaries operate primarily in the insurance industry. Premium revenues and operating income by industry segment for the years ended December 31, 2002, 2001 and 2000 are summarized below:

	(Dollars in thousands) Year ended December 31,
	2002	2001	2000
Premium Revenues:
Individual life and accident and health insurance	$5,395	$5,161	$4,595
Property and casualty insurance	27,236	20,196	18,326

	$32,631	$25,357	$22,921

Income (loss) before income taxes:
Individual life and accident and health insurance	$1,118	$586	$1,667
Property and casualty insurance	518	5,440	3,917
Other	(196)	(313)	(473)

	1,440	5,713	5,111
Interest expense	(246)	(243)	(267)

	$1,194	$5,470	$4,844

Assets
Individual life and accident and health insurance	$44,719	$44,513	$42,150
Property and casualty insurance	54,186	54,962	55,256
Other	2,697	509	157

	$101,602	$99,984	$97,563

Amortization of deferred policy aquisition costs and depreciation expense:
Individual life and accident and health insurance	$113	$609	$(61)
Property and casualty insurance	1,400	1,279	1,406

	$1,513	$1,888	$1,345

Capital expenditures are not material, and consequently, are not reported

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE P — CONTINGENCIES

Financial Guarantee

At December 31, 2002, the Company guaranteed the $5 million balance on the line of credit of its affiliate, Mobile Attic, Inc. The Company is paid a guaranty fee based on the average balance of the line of credit. For 2002, the Company received $14,683 in guaranty fees. The term of the guarantee is two years. Credit risk represents the accounting loss that would be recognized at the reporting date if Mobile Attic, Inc. failed to perform completely as contracted. The credit risk of $5 million assumes that no amounts could be recovered from other parties.

Litigation

The Company and its subsidiaries continue to be named as parties to litigation related to the conduct of their insurance operations. These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Company’s subsidiaries, and miscellaneous other causes of action. Most of these lawsuits include claims for punitive damages in addition to other specified relief.

NSFC, a subsidiary of the Company, was named as a defendant in a purported class action filed in Lee County, Alabama. On January 4, 2000, the Circuit Court of Lee County preliminarily approved a consent settlement to this action and the settlement was finalized in the second quarter of 2000. A provision for this settlement was reflected in the 1999 results of operations of the Company.

In two separate actions, NSIC is named as a defendant in purported class actions relating to the past sale of industrial burial insurance. The actions address whether the premiums charged were “excessive” relative to the benefit provided and whether the premiums charged were in any manner discriminatory relative to the race of the person insured. In addition, several individual actions on behalf of specifically named persons have been filed with similar allegations. These actions are in the initial phases and little discovery has been undertaken and no class has been certified. While the cases entail separate and distinguishable facts, the legal issues are similar to the issues pending in numerous other actions currently pending nationwide against numerous insurers. While NSIC did at one time sell industrial burial insurance, no such plans have been sold for several decades.

The company establishes and maintains reserves on contingent liabilities. In many instances, however, it is not feasible to predict the ultimate outcome with any degree of accuracy. While a resolution of these matters may significantly impact consolidated earnings and the Company’s consolidated financial position, it remains management’s opinion, based on information presently available, that the ultimate resolution of these matters will not have a material impact on the Company’s consolidated financial position. However, it should be noted that instances of class action lawsuits against insurance companies appear to be increasing in several states in which insurance subsidiaries of the company operate.

NOTE Q — SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during 2002 was $261,000 ($241,000 in 2001 and $266,000 in 2000). Cash paid for income taxes in 2002 was $76,328 ($800,000 in 2001 and $500,000 in 2000). Noncash investing activity consisted of the conversion of a $725,000 note receivable to an equity investment.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE R — RELATED PARTY TRANSACTIONS

At December 31, notes receivable from affiliate consisted of the following:

	Dollars in thousands
	2002	2001
5.25% short-term note dated December 18, 2002;
matured February 16, 2003. Principle and interest due
February 16, 2003, secured by portable storage units	$350	$--
6.25% term note dated October 1, 2002; matures
October 1, 2007. Payments of $16,116 due quarterly,
secured by portable storage units
	275	--
8% $1 million convertible line of credit dated
September 18, 2001; principle and interest due
September 18, 2002, secured by portable storage units	--	250

	$625	$250

During 2002, the balance on the convertible line of credit was increased to $1 million and, under the terms of the line of credit, $725,000 of the balance was converted to common equity of the affiliate. The remaining $275,000 was converted to the long-term note described above. On February 16, 2003, the short-term note was extended.

INDEPENDENT AUDITORS’ REPORT
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directorsand
Shareholders of
The National Security Group, Inc.

Elba, Alabama

Under date of February 26, 2003, we reported on the balance sheets of The National Security Group, Inc. as of December 31, 2002 and 2001, and the related statements of income, shareholders’ equity and cash flows for each of the three year period ended December 31, 2002, which are included in this Form 10-K. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Barfield, Murphy, Shank & Smith, P.C.

Birmingham, Alabama
February 26, 2003

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE I — SUMMARY OF INVESTMENTS(CONSOLIDATED)
(AMOUNTS IN THOUSANDS)

	December 31, 2002			December 31, 2001
	Original Cost	Fair Value	Amount per the Balance Sheet	Original Cost	Fair Value	Amount per the Balance Sheet
Securities Held to Maturity:
United States Government	$6,329	$6,438	$6,329	$9,382	$9,650	$9,382
States, municipalities and
political subdivisions	4,799	5,187	4,799	4,235	4,496	4,235
Public Utilities	900	947	900	969	989	969
Industrial and Miscellaneous	7,352	7,695	7,352	8,549	8,787	8,549

Total Securities Held to Maturity	19,380	20,267	19,380	23,135	23,922	23,135

Securities Available for Sale:
Equity Securities:
Public Utillities	1,043	1,758	1,758	1,543	2,953	2,953
Banks and insurance companies	1,759	4,666	4,666	1,758	4,886	4,886
Industrial and all other	8,290	12,256	12,256	7,973	14,664	14,664

Total equity securities	11,092	18,680	18,680	11,274	22,503	22,503

Debt Securities:
United States Government	16,222	16,804	16,804	12,243	12,677	12,677
States, municipalities and
Political Subdivisions	3,215	3,426	3,426	2,895	2,990	2,990
Public Utilities	405	413	413	656	667	667
Industrial and Miscellaneous	21,376	22,371	22,371	18,907	18,811	18,811

Total Debt Securities	41,218	43,014	43,014	34,701	35,145	35,145

Total Available for Sale	52,310	61,694	61,694	45,975	57,648	57,648

Total Securities	71,690	81,961	81,074	69,110	81,570	80,783

Recievable for securities	0		0	50		50
Note Recievable from Affiliate	625		625	250		250
Motgage loans on real estate	281		281	275		275
Investment real estate	1,581		1,581	1,563		1,563
Poliicy Loans	710		710	726		726
Investment in Affiliate	914		914	53		53
Short term investments	2,998		2,998	1,796		1,796

Total investments	$78,799		$88,183	$73,823		$85,496

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	December 31,
	2002	2001
Assets
Cash	$293	$101
Investment in subsidiaries (equity method)
eliminated upon consolidation	44,573	47,062
Notes Receivable - Affiliates	625	0
Other assets	1,088	722

Total Assets	$46,579	$47,885

Liabilities and Shareholders' Equity
Accrued general expenses	$790	$893
Notes Payable - Affiliates	250	0
Notes Payable	3,380	2,108

Total Liabilities	4,420	3,001

Total Shareholders' Equity	$42,159	$44,884

Total Liabilities and Shareholders' Equity	$46,579	$47,885

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOMESTATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS)

	For the Years Ended December 31,
	2002	2001	2000
Income
From subsidiaries-eliminated upon consolidation
Dividends	$2,700	$2,550	$2,400
Other Income	79	0	0

	2,779	2,550	2,400

Expenses
State taxes	19	19	13
Other expenses	424	543	454

	443	562	467

Income before income taxes and equity in
undistributed earnings of subsidiaries	2,336	1,988	1,933
Income tax benefit	(144)	(407)	(129)

Income before equity in undistributed earnings
of subsidiaries	2,480	2,395	2,062
Equity in undistributed (losses) earnings of subsidiaries	(1,572)	1,735	1,714

Net Income	$908	$4,130	$3,776

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$908	$4,130	$3,776
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	1,572	(1,735)	(1,714)
Change in other assets	(996)	(271)	(68)
Change in other liabilities	147	69	22

Net cash provided by
operating activities	1,631	2,193	2,016

Cash flows from investing activities:
Capital contribution to subsidiary	(725)	0	0

Net cash used in
investing activities	(725)	0	0

Cash flows from financing activities:
Proceeds from notes payable	1,477	0	0
Payments on notes payable	(205)	(293)	(271)
Cash dividends	(1,986)	(1,865)	(1,747)

Net cash used in
financing activities	(714)	(2,158)	(2,018)

Net increase (decrease) in cash and cash equivalents	192	35	(2)

Cash and due from banks at beginning of year	101	66	68

Cash and due from banks at end of year	$293	$101	$66

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Information of Registrant

Note 1-Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accountingprinciples. It is, therefore,suggested that this CondensedFinancial Information be read in conjunction with theConsolidated Financial Statements and Notes theretoincluded in the Registrant's Annual Report as referenced in Form 10-K, PartII, Item 8, page 23.

Note 2-Cash dividends from Subsidaries
Dividends of $2.7 million in 2002, $2.5 million in 2001 and $2.4 million in 2000 were paid to the Registrant by its subsidiaries.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
(Amounts in thousands)

	Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums	Policy Claims and Other Benefits Payable

At December 31, 2002:
Life and accident and health insuranc.	$3,516	$23,210	$0	$504
Property and casualty insurance	1,727	0	9,827	11,513

Total	$5,243	$23,210	$9,827	$12,017

At December 31, 2001:
Life and accident and health insurance	$3,306	$22,734	$0	$401
Property and casualty insurance	1,309	0	7,115	11,489

Total	$4,615	$22,734	$7,115	$11,890

At December 31, 2000:
Life and accident and health insurance	$3,240	$19,787	$0	$358
Property and casualty insurance	1,229	0	6,364	15,409

Total	$4,469	$19,787	$6,364	$15,767

	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions Amortization of Deferred Policy Acquisition Costs	General Expenses, Taxes, Licenses and Fees	Premiums Written

For the year ended December
31, 2002:
Life and accident and
Health insurance	$5,395	$1,970	$2	$2,943	$1,776	$2,255	$5,481
Property and casualty
insurance	27,236	2,192	1,049	19,820	5,853	4,801	29,895
Other	73	0				444

Total	$32,631	$4,235	$1,051	$22,763	$7,628	$7,500	$35,376

For the year ended December
31, 2001:
Life and accident and
health insurance	$5,161	$2,303	$4	$3,183	$1,753	$3,096	$5,002
Property and casualty
insurance	20,196	2,203	1,276	10,333	4,363	4,017	20,949
Other			0			568

Total	$25,357	$4,506	$1,280	$13,516	$6,116	$7,681	$25,951

For the year ended December
31, 2000:
Life and accident and
health insurance	$4,594	$2,160	$11	$3,263	$970	$2,430	$4,405
Property and casualty
insurance	18,327	2,274	586	10,862	3,538	3,292	17,491
Other			0			476

Total	$22,921	$4,434	$597	$14,125	$4,508	$6,198	$21,896

Note: Investment income and other operating expenses are reported separately by segment and not allocated.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Amounts in thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2002:
Life insurance in force	$183,393	$6,920	$0	$176,473	0.0%

Premiums:
Life insurance and accident and health insurance	$5,441	$45	$0	$5,396	0.0%
Property and casualty insurance	29,350	2,115	0	27,235	0.0%

Total premiums	$34,791	$2,160	$0	$32,631	0.0%

For the year ended December 31, 2001:
Life insurance in force	$184,128	$6,555	$0	$177,573	0.0%

Premiums:
Life insurance and accident and health insurance	$5,206	$45	$0	$5,161	0.0%
Property and casualty insurance	21,777	1,581	0	20,196	0.0%

Total premiums	$26,983	$1,626	$0	$25,357	0.0%

For the year ended December 31, 2000:
Life insurance in force	$155,924	$5,320	$0	$150,604	0.0%

Premiums:
Life insurance and accident and health insurance	$4,645	$51	$0	$4,594	0.0%
Property and casualty insurance	20,629	2,302	0	18,327	0.0%

Total premiums	$25,274	$2,353	$0	$22,921	0.0%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information contained on pages 3-5 of The National Security Group’s Proxy Statement dated March 17, 2003, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

        The information contained on pages 9 and 10 of The National Security Group’s Proxy Statement dated March 17, 2003, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information contained on page 12 of The National Security Group’s Proxy Statement dated March 17, 2003, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to this item.

Item 13. Certain Relationships and Related Transactions

        The information contained on page 8 of The National Security Group’s Proxy Statement dated March 17, 2003, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, financial statement schedules, and reports on Form 8-K

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

THE NATIONAL SECURITY GROUP, INC.

.

/s/ Brian R. McLeod	/s/ William L. Brunson, Jr.
Brian R. McLeod Chief Financial Officer and Treasurer	William L. Brunson, Jr. President, Chief Executive Officer and Director

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 31, 2003.

SIGNATURE

/s/ Winfield Baird /s/ Carolyn Brunson /s/ Jack R. Brunson /s/ Jack E. Brunson /s/ William L. Brunson, Jr. /s/ Fred D. Clark, Jr.	/s/ Mickey L. Murdock /s/ Donald Pittman /s/ James B. Saxon /s/ Paul C. Wesch /s/ L. Brunson White /s/ Walter P. Wilkerson

The National Security Group, Inc.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, William L. Brunson, Jr. certify that:

1.     I have reviewed this annual report on Form 10-K of The National Security Group, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls: and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 31, 2003

/s/ W L Brunson Jr.

William L. Brunson, Jr.
Chief Executive Officer

The National Security Group, Inc.
CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Brian R. McLeod certify that:

1.     I have reviewed this annual report on Form 10-K of The National Security Group, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls: and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 31, 2003

/s/ Brian R McLeod

Brian R. McLeod, CPA
Chief Financial Officer

The National Security Group, Inc.

CERTIFICATION PURSUANT TO
SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I, William L. Brunson, Jr. certify that:

1. The periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and
2. Information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

Date: March 31, 2003

/s/ W L Brunson Jr.

William L. Brunson, Jr.
Chief Executive Officer

The National Security Group, Inc.

CERTIFICATION PURSUANT TO
SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I, Brian R. McLeod certify that:

1. The periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and 2. Information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

Date: March 31, 2003

/s/ Brian R McLeod

Brian R. McLeod, CPA
Chief Financial Officer