Form 10-Q
period 2003-03-31
NATIONAL SECURITY GROUP INC
filed 2003-05-15
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number: 0-18649

THE NATIONAL SECURITY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

661 East Davis Street, Elba, Alabama 36323
(Address and Zip code of principal executive offices)

        Registrant’s telephone number, including area code (334) 897-2273

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
Yes (X) No ( )

        Number of Shares of Common Stock outstanding as of May 8, 2003: 2,466,600

Exhibit index is located on page 16.

Page 1 of 21 pages

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended March 31
	2003	2002

Revenues
Net insurance premiums earned	$9,927	$7,243

Net investment income	1,059	1,060
Realized investment gains	66	224
Other Income	333	248

Total Revenues	11,385	8,775

Benefits and Expenses
Policyholder benefits and settlement expenses	6,052	4,824
Policy acquisition costs	2,136	1,583
General insurance expenses	1,571	1,489
Insurance taxes, licenses and fees	444	343

Total benefits and expense	10,203	8,239
Income Before Income Taxes	1,182	536
Income Taxes (Current and deferred)	400	219

Income Before Equity in Income of Affiliate	$782	$317

Equity in Income of Affiliate	(12)	27

Net Income	$770	$344

Earnings per share	$0.31	$0.14

Dividends Declared per Share	$0.205	$0.200

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	As of March 31, 2003	As of December 31, 2002
	(Unaudited)
Assets
Investments:
Debt Securities held-to-maturity at amortized cost
(estimated fair value: 2003 - $10,398; 2002 - $20,267)	$10,265	$19,380
Debt Securities available-for-sale at estimated fair value
(cost: 2003 - $53,197; 2002 - $41,219)	52,255	43,013
Equity Securities, at market
(cost: 2003 - $11,540 ; 2002 - $11,091)	18,363	18,681
Note receivable from affiliate	613	625
Mortgage loans	277	281
Investment real estate, at cost	1,581	1,581
Policy loans	721	710
Investment in affiliate	902	914
Short-term investments	2,574	2,998

Total investments	87,551	88,183

Cash and cash equivalents	307	805
Accrued investment income	981	1,010
Reinsurance recoverable	1,879	1,699
Deferred policy acquisition costs	5,731	5,243
Prepaid reinsurance premiums	296	343
Other assets	4,493	4,319

Total assets	101,238	101,602

Liabilities
Policy liabilities and accruals-Life Insurance	23,848	22,858
Policy liabilities and accruals-Property and Casualty Insurance	11,204	11,865
Unearned premiums	11,743	10,331
Other policyholder funds	1,567	1,527
Notes payable	3,301	3,380
Current income tax payable	440	233
Deferred income tax	2,515	2,501
Other liabilities	4,127	6,748

Total liabilities	58,745	59,443

Shareholders' Equity
Common stock, $1 par value, 2,466,600 shares outstanding	2,467	2,467
Additional paid in capital	4,951	4,951
Accumulated comprehensive income:
Net unrealized appreciation on investment securities	7,042	6,971
Retained Earnings	28,033	27,770

Total shareholders' equity	42,493	42,159

Total liabilities and shareholder's equity	101,238	101,602

Shareholders' Equity per Share	17.23	17.09

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital

Balance at December 31, 2001	$44,884	$28,848	$8,618	$2,467	$4,951
Comprehensive Loss
Net Income for 2002	908	908
Other comprehensive income (net of tax)
Unrealized loss on securities, net of
reclassification adjustment	(1,647)		(1,647)

Total Comprehensive Loss	(739)

Cash dividends	(1,986)	(1,986)

Balance at December 31, 2002	$42,159	$27,770	$6,971	$2,467	$4,951
Comprehensive Income
Net Income three months ended 3/31/2003	770	770
Other comprehensive income (net of tax)
Unrealized gain on securities, net of
reclassification adjustment	71		71

Total Comprehensive Income	841

Cash dividends	(507)	(507)

Balance at March 31, 2003 (Unaudited)	$42,493	$28,033	$7,042	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities
Income from continuing operations	$770	$344
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Accured investment income	29	(98)
Reinsurance receivables	(180)	1,065
Deferred Policy acquisition costs	(488)	(388)
Income Taxes	221	(307)
Depreciation expense	(95)	(40)
Policy liabilities and claims	1,741	1,346
Other, net	(2,462)	(2,468)

Net cash (used in) operating activities	(464)	(546)

Cash Flows from Investing Activities
Cost of investments acquired	(5,589)	(4,059)
Sale and maturity of investments	6,292	2,589
Purchase of property and equipment	(191)	(3)

Net cash provided by (used in) investing activities	512	(1,473)

Cash Flows from Financing Activities
Change in other policyholder funds	40	(5)
Change in notes payable	(79)	1,465
Dividends paid	(507)	(493)

Net cash (used in) provided by financing activities	(546)	967

Net change in cash and cash equivalents	(498)	(1,052)

Cash and cash equivalents, beginning of period	805	3,391

Cash and cash equivalents, end of period	$307	$2,339

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial statements include all adjustments necessary, in the opinion of management, for fair statement of financial position, results of operations and cash flows for the periods reported. These adjustments are all normal recurring adjustments. A summary of the more significant accounting policies are set forth in the notes to the audited consolidated financial statements for the year ended December 31, 2002.

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

Note 2-Reinsurance

National Security Fire and Casualty Company (“NSFC”), Omega One Insurance Company (“OMEGA”), and National Security Insurance Company (“NSIC”) wholly owned subsidiaries of the Company, reinsure certain portions of insurance risk, which exceed various retention limits. NSFC, OMEGA, and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations.

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 2003 was 2,466,600 and for the period ending March 31, 2002 was 2,466,600.

Note 4-Changes in Shareholder’s Equity (in thousands)

During the three months ended March 31, 2003 and 2002, there were no changes in shareholders’ equity except for net income of $770 and $344 respectively; dividends paid of $507 and $493 respectively; and unrealized investment gains (losses), net of applicable taxes, of $71 and $(29) respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 5 — Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
(in thousands)

	March 31,	January 1,
	2003	2003
Deferred policy acquisition costs	(1,948)	(1,782)
Policy liabilities	262	279
Unearned premiums	778	645
Claims liabilities	325	309
General insurance expenses	814	799
Unrealized gains on securities available-for-sale	(2,746)	(2,751)

Net deferred tax liability	(2,515)	(2,501)

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 6-Contingencies (continued)

Financial Guarantee

At March 31, 2003, the Company guaranteed the $5 million balance on the line of credit of its affiliate, Mobile Attic, Inc. The Mobile Attic used the proceeds from this borrowing to acquire portable storage units which are leased to building contractors, retail establishments, and individual consumers through a network of independently operated dealerships currently located in Alabama and Florida. With the additional borrowing the Mobile Attic was able to further expand operations by granting additional independently operated dealerships throughout the Southeastern United States.

Under the terms of the guarantee agreement, The Company will receive compensation from Mobile Attic of 150 basis points on the average outstanding monthly balance of the credit line. Mobile Attic will pay interest to the lender quarterly and convert the credit line to a term note at the end of the two year draw down period.

Note 7-Reclassification of Held-To-Maturity Securities to Available-For-Sale Securities

During the first quarter of 2003 the Company transferred certain corporate bonds from the SFAS 115 classification of held-to-maturity to available-for -sale. This decision was made due to circumstances considered by the Company to be both unusual and nonrecurring, which could not have been reasonably anticipated. With interest rates at four decade lows and corporate bond spreads extremely tight relative to Treasuries, the Company intends to sell certain (primarily corporate) bonds which were previously held in the SFAS 115 classification of held-to-maturity. The proceeds of these bonds will be reinvested primarily in agency securities and in the process raise the overall credit quality of the portfolio.

The net carrying amount of the securities transferred was $9,833,295 and unrealized gains (net of tax) on these securities totaled $466,759 at March 31, 2003.

Note 8-Subsequent Events

From April 25 to May 7, 2003 the Company’s property/casualty subsidiaries incurred numerous tornado, wind and hail damage related catastrophe losses from at least four major storms primarily in Alabama, Georgia, Mississippi, and Tennessee. Preliminary loss estimates of reported claims from these storms exceed $700,000. It is expected that these storms will adversely impact the Company’s second quarter property/casualty combined ratio by approximately six percentage points and decrease earnings by approximately $450,000 net of tax.

ACCOUNTANTS’ REVIEW REPORT

Board of Directors
The National Security Group, Inc.
Elba, Alabama

We have reviewed the accompanying balance sheet of The National Security Group, Inc. as of March 31, 2003, and the related statements of income and cash flows for the period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of The National Security Group, Inc.

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

May 15, 2003

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of March 31, 2003, compared with December 31, 2002 and its results of operations and cash flows for the quarter ending March 31, 2003, compared with the same period last year.

The reader is assumed to have access to the Company’s 2002 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

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

The following table sets forth premium revenue by major line of business for the three months ended March 31, 2003 compared to the same period last year:

	Three months ended March 30,		Percent
	2003	2002	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$1,105,842	$1,112,117	-0.56%
Accident and health insurance	313,155	274,253	14.18%
Other	286	342	-16.37%

Total life, accident and health	1,419,283	1,386,712	2.35%
Property and Casualty operations:
Dwelling fire & extended coverage	3,823,106	2,939,068	30.08%
Homeowners (Including mobile homeowners)	3,099,786	1,180,859	162.50%
Ocean marine	421,979	388,131	8.72%
Other liability	186,462	135,259	37.86%
Private passenger auto liability	914,720	794,640	15.11%
Commercial auto liability	162,585	181,163	-10.25%
Auto physical damage	644,502	672,045	-4.10%
Reinsurance premium ceded	(744,917)	(435,101)	71.21%

Total property and casualty	8,508,223	5,856,064	45.29%

Total earned premium revenue	$9,927,506	$7,242,776	37.07%

Premium revenue in the life insurance subsidiary, NSIC accounts for 14% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Premium production from home service agents is down 8% compared to last year. Changing demographics has necessitated a need to diversify to alternative means of distribution. In an effort to increase production of new business and penetrate markets in states outside of Alabama, NSIC began appointing independent agents in 1998. Independent agents now account for over 90% of all new business production in NSIC. Gross premium revenue produced by independent agents was up 45% in the first quarter of 2003 compared to the same period last year.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue decreased marginally in the first three months of 2003 compared to the same period last year. Accident and health insurance premium revenue increased 14.18%. Increased sales of lump sum cancer and critical illness health products through independent agents are the primary factors contributing to the increase in NSIC premium revenue.

Premium revenue in the property/casualty insurance subsidiaries continued to grow with an increase of 45.29% in the first three months of 2003 compared to the same period last year. Dwelling fire insurance premium, which accounts for 44.9% of total property/casualty premium revenue, increased 30.08%. Homeowners insurance premium increased 162.50%. Increased marketing efforts, modernization of product lines including increases in policy limits, decreased competition in several markets, and rate increases implemented in several states are the primary contributing factors to the increase in dwelling property premium revenue. The remaining primary lines of insurance contributing to the increased growth in property/casualty premium revenue are automobile liability and physical damage. In the year 2000 the property/casualty subsidiaries began a non-standard auto program in Alabama with a monthly premium payment option. The program was expanded into Mississippi in the fourth quarter of 2001. This program was acquired through the acquisition on Liberty Southern Insurance Company of Mobile, Alabama. This non-standard auto program is the primary contributor to the increase in automobile premium revenue.

Due to adverse underwriting results in 2002, the Company has aggressively monitored rates on several insurance programs in several states. In an effort to improve underwriting results, the Company increased homeowners rates by an average of 18% in Alabama and 15% in Georgia, in the first quarter of 2003. Similar increases are slated to take effect in the second and third quarters of 2003 in other lines of business.

Net investment income:

Net investment income is virtually unchanged compared to last year. However, continuing declines in market interest rates have lead to a significant increase in the amount of bonds being called and, along with scheduled maturities; proceeds from these bonds are being reinvested at significantly lower rates. With interest rates at four-decade lows, the Company is generally limiting new investments in fixed maturity investments to shorter maturities (generally seven years or less). This strategy will lead to an overall decrease in market yields, but will allow the Company to reinvest more quickly at higher rates once interest rates begin to rise.

Realized capital gains and losses:

Realized capital gains are generated primarily by the sale of common stock investments from the insurance subsidiaries investment portfolio. The Company’s investment committee will sell positions in the portfolio when market conditions warrant, producing realized capital gains and/or losses. This periodic selling of securities can produce significant fluctuations in realized capital gains from period to period. Realized capital gains are down $158,000 compared to the first quarter of last year.

Other income:

Other income is up $85,000 compared to last year. Other income primarily consists of billing fees from the non-standard monthly pay automobile programs in Alabama and Mississippi.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses increased $1,228,000, but as a percent of earned premium decreased compared to last year, 60.9% versus 66.6%. Property/casualty underwriting results were much improved in the first quarter of 2002 with a GAAP combined ratio of 95%. A decrease in loss frequency and fewer storm related losses in 2002 compared to 2001 were the primary factors contributing to the improved underwriting results. In the first quarter of 2001 the property/casualty subsidiaries incurred numerous tornado and windstorm related losses in the first quarter of 2001. Insured losses from a single storm on February 16, 2001 totaled over $400,000.

Policy acquisition costs:

Policy acquisition costs are up $553,000 compared to last year, an increase of 35%. However, as a percentage of premiums earned, policy acquisition costs are virtually unchanged from last year.

General insurance expenses:

General expenses as a percent of earned premium were 15.8% in the first quarter of 2003 compared to 20.5% in the first quarter of 2002. The Company is realizing greater efficiencies through economies of scale with the increase in premium revenue. This trend is expected to continue throughout 2003.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees have increased with premium revenue in 2003, but as a percent of premium revenue are virtually unchanged compared to 2002.

Equity in (loss) income of Affiliate:

Equity in the income of a 50% owned affiliate, The Mobile Attic, Inc., had a net loss of $12,000 in the first quarter of 2003 compared to net income of $27,000 in the first quarter of 2002. The Mobile Attic, through a network of independent dealers, is in the business of leasing portable storage units to construction companies, retail establishments, and household customers. Earnings of Mobile Attic are seasonal with over 50% of 2003 projected revenues coming in the last four months of the year. Revenues are lowest in the first quarter. First quarter of 2002 results were higher than 2003 due to increased dealer-licensing fees.

Summary:

The Company has a year to date net income of $770,000 versus net income of $344,000 in 2002. As discussed in previous paragraphs, much improved underwriting results in the property/casualty subsidiaries was the primary factor contributing to the improved earnings.

Investments:

Investments at March 31, 2003 were down $632,000 compared to December 31, 2002, a decline of less than 1%. Negative cash flow from operations of $464,000 coupled with cash used in financing activities, primarily dividends paid to stockholders, were the primary factors contributing to the decline in investments.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At March 31, 2003 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Income taxes:

The effective tax rate in the first three months of 2003 was 34.0% compared to 40.9% for the first three months of 2002. Generally the property/casualty subsidiaries pay a higher effective tax rate due to several factors, including, but not limited to, a tax on 20% of unearned premiums, the discounting of loss reserves for federal income tax purposes, and tax on a portion of income from otherwise “tax-free” bonds. A higher percentage of earnings from property/casualty operations compared to life insurance operations generally lead to a higher effective tax rate.

Liquidity and capital resources:

At March 31, 2003, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $42.5 million, up $334,000 compared to December 31, 2002. The increase reflects net income of $770,000, an increase in accumulated unrealized investment gains of $71,000, and dividends paid of $507,000.

The Company has $3.3 million in notes from local banks which management intends to repay over the next five years.

The Company had $307,000 in cash and cash equivalents at March 31, 2003. Net cash used in operating activities was $464,000 for the current period, compared to net cash used of $546,000 for the period ended March 31, 2002. Cash provided by investing activities was $512,000. Cash dividends paid to stockholders’ of $507,000 was the primary change in cash used in financing activities.

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

The Company’s subsidiaries require cash in order to fund policy acquisition costs, claims, other policy benefits, interest expense, general expenses, and dividends to the Company. Premium and investment income, as well as maturities, calls, and sales of invested assets, provide the primary sources of cash for both subsidiaries. A significant portion of the Company’s investment portfolio consists of readily marketable securities, which can be sold for cash.

The Company’s business is concentrated primarily in the Southeastern United States. Accordingly, unusually severe storms or other disasters in the Southeastern United States might have a more significant effect on the Company than on a more geographically diversified insurance company. Unusually severe storms, other natural disasters and other events could have an adverse impact on the Company’s financial condition and operating results. However, the Company maintains a catastrophe reinsurance program to limit the effect of such catastrophic events on the Company’s financial condition.

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

Item 3. Market Risk Disclosures

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the three months ended March 31, 2003. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2002.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

11.     Computation of Earnings Per Share Filed Herewith, See Note 3 to Consolidated Financial Statements

99.1     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.     Reports on Form 8-K during the quarter ended March 31, 2003

   NONE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.

William L. Brunson, Jr. President and Chief Executive Officer	Brian R. McLeod Treasurer and Chief Financial Officer

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls: and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 15, 2003

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls: and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Brian R McLeod

Brian R. McLeod, CPA
Chief Financial Officer