Form 10-Q
period 2003-06-30
NATIONAL SECURITY GROUP INC
filed 2003-08-14
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number: 0-18649

THE NATIONAL SECURITY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes (X) No ( )

Number of Shares of Common Stock outstanding as of August 8, 2003: 2,466,600

Exhibit index is located on page 16.

Page 1 of 21 pages

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenues
Net insurance premiums earned	$12,025	$8,063	$21,952	$15,306
Net investment income	1,183	1,152	2,242	2,212
Realized investment gains	595	454	661	678
Other Income	333	272	666	520

Total Revenues	14,136	9,941	25,521	18,716

Benefits and Expenses
Policyholder benefits and settlement expenses	7,531	6,180	13,583	11,004
Policy acquisition costs	2,350	1,904	4,486	3,487
General insurance expenses	1,764	1,513	3,335	3,002
Insurance taxes, licenses and fees	570	369	1,014	712

Total benefits and expense	12,215	9,966	22,418	18,205

Income Before Income Taxes	1,921	(25)	3,103	511
Income Taxes (Current and deferred)	590	(114)	990	105

Income Before Equity in Income of Affiliate	$1,331	$89	$2,113	$406

Equity in Income (Loss) of Affiliate	(5)	9	(17)	36

Net Income	$1,326	$98	$2,096	$442

Earnings per share	$0.54	$0.04	$0.85	$0.18

Dividends Declared per Share	$0.205	$0.200	$0.410	$0.400

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	As of June 30, 2003	As of December 31, 2002
	(Unaudited)
Assets
Investments:
Debt Securities held-to-maturity at amortized cost
(estimated fair value: 2003 - $21,155; 2002 - $20,267)	$21,042	$19,380
Debt Securities available-for-sale at estimated fair value
(cost: 2003 - $43,065; 2002 - $41,219)	45,677	43,013
Equity Securities, at market
(cost: 2003 - $11,994 ; 2002 - $11,091)	20,740	18,681
Note receivable from affiliate	263	625
Mortgage loans	275	281
Investment real estate, at cost	1,572	1,581
Policy loans	736	710
Investment in affiliate	896	914
Short-term investments	5,187	2,998

Total investments	96,388	88,183

Cash and cash equivalents	743	805
Accrued investment income	905	1,010
Reinsurance recoverable	1,917	1,699
Deferred policy acquisition costs	6,015	5,243
Prepaid reinsurance premiums	355	343
Other assets	4,688	4,319

Total assets	111,011	101,602

Liabilities
Policy liabilities and accruals-Life Insurance	24,038	22,858
Policy liabilities and accruals-Property and Casualty Insurance	12,482	11,865
Unearned premiums	12,936	10,331
Checks outstanding in excess of bank balance	4,560	2,445
Other policyholder funds	1,538	1,527
Notes payable	3,223	3,380
Current income tax payable	855	233
Deferred income tax	3,033	2,501
Other liabilities	3,530	4,303

Total liabilities	66,195	59,443

Shareholders' Equity
Common stock, $1 par value, 2,466,600 shares outstanding	2,467	2,467
Additional paid in capital	4,951	4,951
Accumulated comprehensive income:
Net unrealized appreciation on investment securities	8,543	6,971
Retained Earnings	28,855	27,770

Total shareholders' equity	44,816	42,159

Total liabilities and shareholder's equity	111,011	101,602

Shareholders' Equity per Share	18.17	17.09

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital

Balance at December 31, 2001	$44,884	$28,848	$8,618	$2,467	$4,951
Comprehensive Loss
Net Income for 2002	908	908
Other comprehensive loss (net of tax)
Unrealized loss on securities, net of
reclassification adjustment	(1,647)		(1,647)

Total Comprehensive Loss	(739)

Cash dividends	(1,986)	(1,986)

Balance at December 31, 2002	$42,159	$27,770	$6,971	$2,467	$4,951
Comprehensive Income
Net Income six months ended 6/30/2003	2,096	2,096
Other comprehensive income (net of tax)
Unrealized gain on securities, net of
reclassification adjustment	1,572		1,572

Total Comprehensive Income	3,668

Cash dividends	(1,011)	(1,011)

Balance at June 30, 2003 (Unaudited)	$44,816	$28,855	$8,543	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities
Income from continuing operations	$2,096	$442
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Accrued investment income	105	(128)
Reinsurance receivables	(218)	1,199
Deferred Policy acquisition costs	(772)	(644)
Income Taxes	1,154	(799)
Depreciation expense	(191)	(73)
Policy liabilities and claims	4,402	2,856
Other, net	(722)	(4,158)

Net cash provided by (used in) operating activities	5,854	(1,305)

Cash Flows from Investing Activities
Cost of investments acquired	(26,123)	(7,545)
Sale and maturity of investments	19,490	5,396
Purchase of property and equipment	(241)	(91)

Net cash used in investing activities	(6,874)	(2,240)

Cash Flows from Financing Activities
Change in other policyholder funds	11	(3)
Change in notes payable	(157)	1,406
Dividends paid	(1,011)	(987)
Change in checks outstanding in excess of bank balances	2,115	540

Net cash provided by financing activities	958	956

Net change in cash and cash equivalents	(62)	(2,589)
Cash and cash equivalents, beginning of period	805	3,391

Cash and cash equivalents, end of period	$743	$802

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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending June 30, 2003 was 2,466,600 and for the period ending June 30, 2002 was 2,466,600.

Note 4-Changes in Shareholder’s Equity (in thousands)

During the six months ended June 30, 2003 and 2002, there were no changes in shareholders’ equity except for net income of $2,096 and $442 respectively; dividends paid of $1,011 and $987 respectively; and unrealized investment gains (losses), net of applicable taxes, of $1,572 and $(996) respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 5 — Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
(in thousands)

	June 30, 2003	January 1, 2003
Deferred policy acquisition costs	(2,045)	(1,782)
Policy liabilities	244	279
Unearned premiums	855	645
Claims liabilities	370	309
General insurance expenses	819	799
Unrealized gains on securities available-for-sale	(3,276)	(2,751)

Net deferred tax liability	(3,033)	(2,501)

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

On May 29, 2003, the Company guaranteed an additional $6 million line of credit, of which the proceeds are intended to be used for further expansion of operations through the acquisition of additional portable storage units. At June 30, 2003 The Mobile Attic had $1.6 million in available capacity on existing lines of credit. This available capacity, along with internally generated cash flow, is expected to fund expansion plans through mid fourth quarter 2003.

Under the terms of the guarantee agreement, The Company will receive compensation from Mobile Attic of 150 basis points on the average outstanding monthly balance of the credit line. Mobile Attic will pay interest to the lender quarterly and convert the credit line to a term note at the end of the two-year draw down period

The Company is currently working on additional permanent financing consisting of capital contributions and debt financing within Mobile Attic. Details of the plan are still being finalized, but it is expected that The Company will assume a larger ownership percentage of Mobile Attic (in the range of 80% to 90%) in the process.

Note 7-Reclassifications of Held-To-Maturity Securities to Available-For-Sale Securities

During the first quarter of 2003 the Company transferred certain corporate bonds from the SFAS 115 classification of held-to-maturity to available-for-sale. This decision was made due to circumstances considered by the Company to be both unusual and nonrecurring, which could not have been reasonably anticipated. With interest rates at four decade lows and corporate bond spreads extremely tight relative to Treasuries, the Company intends to sell certain (primarily corporate) bonds which were previously held in the SFAS 115 classification of held-to-maturity. The proceeds of these bonds will be reinvested primarily in agency securities and in the process raise the overall credit quality of the portfolio.

The net carrying amount of the securities transferred was $9,833,295 and unrealized gains (net of tax) on these securities totaled $466,759 at March 31, 2003.

ACCOUNTANTS’ REVIEW REPORT

Board of DirectorsThe
National Security Group, Inc.
Elba, Alabama

We have reviewed the accompanying consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of June 30, 2003, the related consolidated statements of income for the six months and three months ended June 30, 2003 and 2002, and the related consolidated statements of shareholders´ equity and cash flows for the six months ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company´s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepting auditing standards, the objective of which is an expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders´ equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2003, we expresses an unqualified opinion on those consolidated statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Barfield, Murphy, Shank & Smith, P.C.

August 13, 2003

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of June 30, 2003, compared with December 31, 2002 and its results of operations and cash flows for the quarter ending June 30, 2003, compared with the same period last year.

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

The following table sets forth premium revenue by major line of business for the six months ended June 30, 2003 compared to the same period last year:

	Six months ended June 30,		Percent
	2003	2002	increase(decrease)
Life, accident and health operations:
Traditional life insurance	$2,257,236	$2,171,353	3.96%
Accident and health insurance	623,774	555,229	12.35%
Other	562	772	-27.20%

Total life, accident and health	2,881,572	2,727,354	5.65%
Property and Casualty operations:
Dwelling fire & extended coverage	8,774,122	6,025,095	45.63%
Homeowners (Including mobile homeowners)	6,883,146	2,955,637	132.88%
Ocean marine	883,780	752,562	17.44%
Other liability	387,958	281,651	37.74%
Private passenger auto liability	1,793,154	1,666,756	7.58%
Commercial auto liability	327,012	323,031	1.23%
Auto physical damage	1,461,517	1,396,371	4.67%
Reinsurance premium ceded	(1,439,913)	(822,434)	75.08%

Total property and casualty	19,070,776	12,578,669	51.61%

Total earned premium revenue	$21,952,348	$15,306,023	43.42%

The Company posted the highest premium revenue in the quarter and first six months in Company history. Premium revenue for the six-month period ended June 30, 2003 was $21.9 million compared to $15.3 million for the same period last year. The previous Company record for premium revenue in the first six months of a year was $15.8 million in 1987.

Premium revenue in the life insurance subsidiary, NSIC accounts for 13% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Premium production from home service agents is down 6% compared to last year. Changing demographics has necessitated a need to diversify to alternative means of distribution. In an effort to increase production of new business and penetrate markets in states outside of Alabama, NSIC began appointing independent agents in 1998. Independent agents now account for over 90% of all new business production in NSIC. Gross premium revenue produced by independent agents was up 38% in the first six months of 2003 compared to the same period last year.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased nearly 4% in the first six months of 2003 compared to the same period last year. Accident and health insurance premium revenue increased 12.35%. Increased sales of lump sum cancer and critical illness health products through independent agents are the primary factors contributing to the increase in NSIC premium revenue.

Premium revenue in the property/casualty insurance subsidiaries continued to grow with an increase of 51.61% in the first six months of 2003 compared to the same period last year. Dwelling fire insurance premium, which accounts for 46.0% of total property/casualty premium revenue, increased 45.63%. Homeowners insurance premium increased 132.88%. Increased marketing efforts, modernization of product lines including increases in policy limits, decreased competition in several markets, and rate increases implemented in several states are the primary contributing factors to the increase in dwelling property premium revenue. The remaining primary lines of insurance contributing to the increased growth in property/casualty premium revenue are automobile liability and physical damage. In the year 2000 the property/casualty subsidiaries began a non-standard auto program in Alabama with a monthly premium payment option. The program was expanded into Mississippi in the fourth quarter of 2001. This program was acquired through the acquisition on Liberty Southern Insurance Company of Mobile, Alabama. This non-standard auto program is the primary contributor to the increase in automobile premium revenue.

Due to adverse underwriting results in 2002, the Company has aggressively monitored rates on several insurance programs in several states. In an effort to improve underwriting results, the Company increased homeowners rates by an average of 18% in Alabama, 15% in Georgia, and 14% in Mississippi in the first six months of 2003. The Company is currently evaluating underwriting results in several private passenger auto programs as well as remaining dwelling programs, with rate adjustments slated to take affect during the third and fourth quarters of 2003.

Net investment income:

Net investment income is up slightly for the year to date compared to last year despite record low market interest rates. Increased cash flow from insurance operations due to increased premium production has lead to a significant increase in invested assets in the first six months of 2003. Even though market interest rates are at historical lows, the increase in invested assets has helped offset the decline in the rates, and has kept overall investment income in line with prior year.

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

In previous year’s results, realized capital gains have been generated primarily from the sale of common stock investments from the insurance subsidiaries investment portfolio. However, with market interest rates at multi-decade lows and corporate bond spreads narrowing relative to Treasury bonds, the Company’s investment committee has elected to sell certain, primarily corporate, bonds from the investment portfolio. The sale of these bonds generated realized capital gains of over $482,000 in the first six months of 2003. The proceeds of the sale of these securities were primarily reinvested in government agency bonds with average maturities of less than seven years. Total realized capital gains are down $17,000 compared to the second quarter of last year.

Other income:

Other income is up $146,000 compared to last year. Other income primarily consists of billing fees from the non-standard monthly pay automobile programs in Alabama and Mississippi.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses increased $2,579,000, but as a percent of earned premium decreased compared to last year, 61.8% versus 71.9%. Property and casualty underwriting results were much improved even though catastrophe related windstorm and tornado losses incurred in May of 2003 increased incurred losses by $1,028,000.

Policy acquisition costs:

Policy acquisition costs are up $999,000 compared to last year, an increase of 29%. However, as a percentage of premium earned, policy acquisition costs are virtually unchanged from last year. Policy acquisition costs consist primarily of insurance sales commissions paid to independent agents.

General insurance expenses:

General expenses as a percent of earned premium were 15.2% in the second quarter of 2003 compared to 19.6% in the second quarter of 2002. The Company is realizing greater efficiencies through economies of scale with the increase in premium revenue. This trend is expected to continue throughout 2003.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees have increased with premium revenue in 2003, but as a percent of premium revenue are virtually unchanged compared to 2002.

Equity in (loss) income of Affiliate:

Equity in the income of a 50% owned affiliate, The Mobile Attic, Inc., had a net loss of $17,000 in the first six months of 2003, compared to net income of $36,000 in the first six months of 2002. The Mobile Attic, through a network of independent dealers, is in the business of leasing portable storage units to construction companies, retail establishments, and household customers. Earnings of Mobile Attic are seasonal with over 50% of 2003 projected revenues coming in the last four months of the year. Revenues are lowest in the first and second quarters. Second quarter of 2002 results was higher than 2003 due to increased dealer-licensing fees.

Summary:

The Company has a year to date net income of $2,096,000 versus net income of $442,000 in 2002. Increased premium volume and increased economies of scale in home office operations, along with much improved property and casualty underwriting results are the most significant factors contributing to the increase in earnings.

Investments:

Investments at June 30, 2003 were up $8.2 million compared to December 31, 2002, an increase of more than 9%. Net cash flow from insurance operations increased $5.8 million in the first six months of 2003. This increase in cash flow from insurance operations is a major contributing factor to the increase in invested assets. The other major factor contributing to the increase in invested assets was an increase in market value of equity securities of over $2.0 million, which occurred during the second quarter.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At June 30, 2003 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Income taxes:

The effective tax rate in the first six months of 2003 was 31.9% compared to 20.5% for the first six months of 2002. Generally the property/casualty subsidiaries pay a higher effective tax rate due to several factors, including, but not limited to, a tax on 20% of unearned premiums, the discounting of loss reserves for federal income tax purposes, and tax on a portion of income from otherwise “tax-free” bonds. A higher percentage of earnings from property/casualty operations compared to life insurance operations generally lead to a higher effective tax rate.

Liquidity and capital resources:

At June 30, 2003, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $44.8 million, up $2.7 million compared to December 31, 2002. The increase reflects net income of $2,096,000, an increase in accumulated unrealized investment gains of $1,572,000, and dividends paid of $1,011,000.

The Company has $3.2 million in notes from local banks which management intends to repay over the next five years.

The Company had $743,000 in cash and cash equivalents at June 30, 2003. Net cash provided by operating activities was $5,854,000 for the current period, compared to net cash used of $1,305,000 for the period ended June 30, 2002. Cash used in investing activities was $6,874,000. Cash dividends paid to stockholders’ of $1,011,000 and the change in checks outstanding in excess of bank balances of $2,115,000 were the primary changes in cash provided by financing activities.

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

Item 3. Market Risk Disclosures

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the six months ended June 30, 2003. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2002.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

11.     Computation of Earnings Per Share Filed Herewith, See Note 3 to Consolidated Financial Statements

31.1     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.     Reports on Form 8-K during the quarter ended June 30, 2003

   NONE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.

/s/William L. Brunson, Jr.	/s/Brian R, McLeod
William L. Brunson, Jr. President and Chief Executive Officer Dated: August 14, 2003	Brian R. McLeod Treasurer and Chief Financial Officer

The National Security Group, Inc.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, William L. Brunson, Jr. certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The National Security Group, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant´s most recent fiscal quarter (the registrant´s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant´s internal control over financial reporting; and

5.     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003

/s/William L. Brunson, Jr.

William L. Brunson, Jr.
Chief Executive Officer

The National Security Group, Inc.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Brian R. McLeod certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The National Security Group, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b).     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003

/s/Brian R. McLeod

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

Date: August 14, 2003

/s/William L. Brunson, Jr.

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

Date: August 14, 2003

/s/Brian R. McLeod

Brian R. McLeod, CPA
Chief Financial Officer