Form 10-Q
period 2003-09-30
NATIONAL SECURITY GROUP INC
filed 2003-11-14
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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
Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding November 7, 2003
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

INDEX

PART I. FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2003	2002	2003	2002
Revenues
Net insurance premiums earned	$12,397	$ 8,281	$ 34,349	$23,587
Net investment income	1,069	1,172	3,311	3,384
Realized investment gains	54	(313)	715	365
Other Income	376	282	1,042	802

Total Revenues	13,896	9,422	39,417	28,138

Benefits and Expenses
Policyholder benefits and settlement expenses	6,960	5,421	20,543	16,425
Policy acquisition costs	2,896	1,894	7,382	5,381
General insurance expenses	1,896	1,522	5,231	4,524
Insurance taxes, licenses and fees	517	362	1,531	1,074

Total benefits and expense	12,269	9,199	34,687	27,404

Income Before Income Taxes	1,627	223	4,730	734
Income Taxes (Current and deferred)	721	76	1,711	181

Income Before Equity in Income of Affiliate	$ 906	$ 147	$ 3,019	$ 553
Equity in Income (Loss) of Affiliate	6	27	(11)	63

Net Income	$ 912	$ 174	$ 3,008	$ 616

Earnings per share	$ 0.37	$ 0.07	$ 1.22	$ 0.25

Dividends Declared per Share	$ 0.205	$ 0.200	$ 0.615	$ 0.600

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	As of September 30,	As of December 31,
	2003	2002
	(Unaudited)
Assets
Investments:
Debt Securities held-to-maturity at amortized cost
(estimated fair value: 2003 - $19,486; 2002 - $20,267)	$ 19,427	$ 19,380
Debt Securities available-for-sale at estimated fair value
(cost: 2003 - $46,305; 2002 - $41,219)	48,482	43,013
Equity Securities, at market
(cost: 2003 - $11,802 ; 2002 - $11,091)	20,899	18,681
Note receivable from affiliate	263	625
Mortgage loans	248	281
Investment real estate, at cost	1,565	1,581
Policy loans	743	710
Investment in affiliate	902	914
Short-term investments	2,865	2,998

Total investments	95,394	88,183

Cash and cash equivalents	803	805
Accrued investment income	949	1,010
Reinsurance recoverable	2,034	1,699
Deferred policy acquisition costs	5,827	5,243
Prepaid reinsurance premiums	482	343
Other assets	5,425	4,319

Total assets	110,914	101,602

Liabilities
Policy liabilities and accruals-Life Insurance	24,015	22,858
Policy liabilities and accruals-Property and Casualty Insurance	12,081	11,865
Unearned premiums	14,717	10,331
Checks outstanding in excess of bank balance	1,810	2,445
Other policyholder funds	1,565	1,527
Notes payable	3,141	3,380
Current income tax payable	1,160	233
Deferred income tax	3,029	2,501
Other liabilities	4,286	4,303

Total liabilities	65,804	59,443

Shareholders’ Equity
Common stock, $1 par value, 2,466,600 shares outstanding	2,467	2,467
Additional paid in capital	4,951	4,951
Accumulated comprehensive income:
Net unrealized appreciation on investment securities	8,431	6,971
Retained Earnings	29,261	27,770

Total shareholders' equity	45,110	42,159

Total liabilities and shareholder's equity	110,914	101,602

Shareholders' Equity per Share	18.29	17.09

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital
Balance at December 31, 2001	$ 44,884	$ 28,848	$8,618	$2,467	$4,951
Comprehensive Loss
Net Income for 2002	908	908
Other comprehensive income (net of tax)
Unrealized loss on securities, net of
reclassification adjustment	(1,647)		(1,647)

Total Comprehensive Loss	(739)

Cash dividends	(1,986)	(1,986)

Balance at December 31, 2002	$ 42,159	$ 27,770	$6,971	$2,467	$4,951
Comprehensive Income
Net Income nine months ended 9/30/2003	3,008	3,008
Other comprehensive income (net of tax)
Unrealized gain on securities, net of
reclassification adjustment	1,460		1,460

Total Comprehensive Income	4,468

Cash dividends	(1,517)	(1,517)

Balance at September 30, 2003 (Unaudited)	$ 45,110	$ 29,261	$8,431	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities
Income from continuing operations	$ 3,008	$ 616
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Accrued investment income	61	(57)
Reinsurance receivables	(335)	1,366
Deferred Policy acquisition costs	(584)	(801)
Income Taxes	1,455	(1,008)
Depreciation expense	(286)	(122)
Policy liabilities and claims	5,759	4,100
Other, net	(487)	(3,365)

Net cash provided by operating activities	8,591	729

Cash Flows from Investing Activities
Cost of investments acquired	(30,176)	(14,564)
Sale and maturity of investments	24,425	13,217
Purchase of property and equipment	(489)	(174)

Net cash used in investing activities	(6,240)	(1,521)

Cash Flows from Financing Activities
Change in other policyholder funds	38	59
Change in notes payable	(239)	1,339
Dividends paid	(1,517)	(1,480)
Change in checks outstanding in excess of bank balances	(635)	--

Net cash used in financing activities	(2,353)	(82)

Net change in cash and cash equivalents	(2)	(874)
Cash and cash equivalents, beginning of period	805	3,391

Cash and cash equivalents, end of period	$ 803	$ 2,517

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 1-Basis of Presentation

In the opinion of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position, results of operations and cash flows. The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. A summary of the more significant accounting policies related to the Company’s business is set forth in the notes to its audited consolidated financial statements for the fiscal year ended December 31, 2002. The results of the operations for the nine-month and three-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending September 30, 2003 was 2,466,600 and for the period ending September 30, 2002 was 2,466,600.

Note 4-Changes in Shareholder’s Equity (in thousands)

During the nine months ended September 30, 2003 and 2002, there were no changes in shareholders’ equity except for net income of $3,008 and $616 respectively; dividends paid of $1,517 and $1,480 respectively; and unrealized investment gains (losses), net of applicable taxes, of $1,460 and $(2,218) respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Continued)

Note 5 — Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
(in thousands)

	September 30, 2003	January 1, 2003
Deferred policy acquisition costs	(2,175)	(1,782)
Policy liabilities	227	279
Unearned premiums	968	645
Claims liabilities	369	309
General insurance expenses	886	799
Unrealized gains on securities available-for-sale	(3,304)	(2,751)

Net deferred tax liability	(3,029)	(2,501)

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(Continued)

Note 6-Contingencies (continued)

Financial Guarantee

At March 31, 2002, the Company guaranteed the $5 million balance on the line of credit of its affiliate, Mobile Attic, Inc. The Mobile Attic used the proceeds from this borrowing to acquire portable storage units which are leased to building contractors, retail establishments, and individual consumers through a network of independently operated dealerships currently located in Alabama, Florida and Tennessee. With the additional borrowing the Mobile Attic was able to further expand operations by granting additional independently operated dealerships throughout the Southeastern United States.

On May 29, 2003, the Company guaranteed an additional $6 million line of credit, of which the proceeds were used for further expansion of operations through the acquisition of additional portable storage units. At September 30, 2003 The Mobile Attic had $30,000 in available capacity on existing lines of credit. The Company has intentions of adding an additional $2 million to the existing line of credit during the fourth quarter.

The maximum potential of future payments under the guarantee, not reduced by the effect of any amounts possibly recovered under recourse or collateralization provisions in the guarantee would be $11 million. All assets of the Mobile Attic, to include but not limited to, portable storage units, equipment and inventory, serve as collateral, that upon the occurrence of any triggering event or condition under the guarantee, the Company, as guarantor, can obtain and liquidate to recover all or a portion of the amounts paid under the guarantee. The approximate extent to which the proceeds from liquidation of those assets would be expected to cover the maximum potential amount of future payments under the guarantee can not be reasonably estimated. The total assets of the Mobile Attic, Inc. at September 30, 2003 were $13,376,000, which includes $12,765,000 book value of portable storage containers.

Under the terms of the guarantee agreement, The Company will receive compensation from Mobile Attic of 150 basis points on the average outstanding monthly balance of the credit line. Mobile Attic will pay interest to the lender quarterly and convert the credit line to a term note at the end of the two-year draw down period. As of September 30, 2003 the guarantee agreement fee totals $81,900.

Note 7-Reclassifications of Held-To-Maturity Securities to Available-For-Sale Securities

During the first quarter of 2003 the Company transferred certain corporate bonds from the SFAS 115 classification of held-to-maturity to available-for-sale. This decision was made due to circumstances considered by the Company to be both unusual and nonrecurring, which could not have been reasonably anticipated. With interest rates at four decade lows and corporate bond spreads extremely tight relative to Treasuries, the Company elected to sell certain (primarily corporate) bonds, which were previously held in the SFAS 115 classification of held-to-maturity. The proceeds of these bonds were reinvested primarily in agency securities and in the process raised the overall credit quality of the portfolio.

The net carrying amount of the securities transferred was $9,833,295 and unrealized gains (net of tax) on these securities totaled $466,759 at March 31, 2003.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the accompanying consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of September 30, 2003, the related consolidated statements of income for the nine months and three months ended September 30, 2003 and 2002, the related consolidated statement of shareholders’ equity for the nine months ended September 30, 2003 and the related consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2003, we expressed an unqualified opinion on those consolidated statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Barfield, Murphy, Shank, & Smith, P.C.

Birmingham, Alabama
November 14, 2003

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of September 30, 2003, compared with December 31, 2002 and its results of operations and cash flows for the quarter ending September 30, 2003, compared with the same period last year.

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

The following table sets forth premium revenue by major line of business for the nine months ended September 30, 2003 compared to the same period last year:

	Nine-months ended September 30,		Percent
	2003	2002	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$ 3,362,307	$ 3,262,870	3.05%
Accident and health insurance	1,018,880	902,971	12.84%
Other	743	1,121	-33.72%

Total life, accident and health	4,381,930	4,166,962	5.16%
Property and Casualty operations:
Dwelling fire & extended coverage	14,258,166	9,314,193	53.08%
Homeowners (Including mobile homeowners)	10,397,181	4,959,919	109.62%
Ocean marine	1,382,616	1,108,298	24.75%
Other liability	598,945	439,847	36.17
Private passenger auto liability	2,666,808	2,512,058	6.16%
Commercial auto liability	665,393	386,408	72.20%
Auto physical damage	2,251,257	2,137,092	5.34%
Reinsurance premium ceded	(2,253,074)	(1,437,519)	56.73%

Total property and casualty	29,967,292	19,420,296	54.31%

Total earned premium revenue	$ 34,349,222	$ 23,587,258	45.63%

The Company posted the highest premium revenue in the quarter and first nine months in Company history. Premium revenue for the nine-month period ended September 30, 2003 was $34.3 million compared to $23.6 million for the same period last year, an increase of 45.6%. A 54% increase in property and casualty premium revenue is the primary factor contributing to the increase in premium growth.

Premium revenue in the life insurance subsidiary, NSIC accounts for 13% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Premium production from home service agents is down 6% compared to last year. Changing demographics has necessitated a need to diversify to alternative means of distribution. In an effort to increase production of new business and penetrate markets in states outside of Alabama, NSIC began appointing independent agents in 1998. Independent agents now account for over 90% of all new business production in NSIC. Gross premium revenue produced by independent agents was up 32.9% in the first nine months of 2003 compared to the same period last year.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased nearly 3% in the first nine months of 2003 compared to the same period last year. Accident and health insurance premium revenue increased 12.84%. Increased sales of lump sum cancer and critical illness health products through independent agents are the primary factors contributing to the increase in NSIC premium revenue.

Premium revenue in the property/casualty insurance subsidiaries continued to grow with an increase of 54.31% in the first nine months of 2003 compared to the same period last year. Dwelling fire insurance premium, which accounts for 46.0% of total property/casualty premium revenue, increased 53.08%. Homeowners insurance premium increased 109.62%. Increased marketing efforts, modernization of product lines including increases in policy limits, decreased competition in several markets, and rate increases implemented in several states are the primary contributing factors to the increase in dwelling property premium revenue. The remaining primary lines of insurance contributing to the increased growth in property/casualty premium revenue are automobile liability and physical damage. In the year 2000 the property/casualty subsidiaries began a non-standard auto program in Alabama with a monthly premium payment option. The program was expanded into Mississippi in the fourth quarter of 2001. This program was acquired through the acquisition on Liberty Southern Insurance Company of Mobile, Alabama. This non-standard auto program is the primary contributor to the increase in automobile premium revenue.

Due to adverse underwriting results in 2002, the Company has aggressively monitored rates on several insurance programs in several states. In an effort to improve underwriting results, the Company increased homeowners rates by an average of 18% in Alabama, 15% in Georgia, and 14% in Mississippi in the first nine months of 2003. In addition to rate increases in the homeowners line of business, the Company increased mobile homeowners rates 13% in Alabama, and 8.7% in Mississippi during the third quarter of 2003. The company has filed rate adjustments in Alabama and Mississippi private passenger auto programs with rate adjustments slated to take affect during the fourth quarter of 2003 and first quarter of 2004.

Net investment income:

Net investment income is down slightly for the year to date compared to last year. Reinvestment rates on current maturities are at multi-decade lows, which is the primary cause for the marginal decline in investment income. The Company is primarily investing in lower duration/shorter maturity (typically evenly distributed over seven years or less) bonds in order to limit price volatility in the event of a rising interest rate environment. The Company will also be able to react more quickly to rising interest rates by generating steady cash flow from maturities for reinvestment. This strategy is not expected to materially effect overall investment income and will continue to produce returns greater than those assumed in the pricing of currently issued insurance products.

Realized capital gains and losses:

The Company’s investment committee will sell positions in the portfolio when market conditions warrant, producing realized capital gains and/or losses. This periodic selling of securities can produce significant fluctuations in realized capital gains from period to period.

In previous year’s results, realized capital gains have been generated primarily from the sale of common stock investments from the insurance subsidiaries investment portfolio. However, with market interest rates at multi-decade lows and corporate bond spreads narrowing relative to Treasury bonds, the Company’s investment committee has elected to sell certain, primarily corporate, bonds from the investment portfolio. The sale of these bonds generated realized capital gains of over $482,000 in the first nine months of 2003. The proceeds of the sale of these securities were primarily reinvested in government agency bonds with average maturities of less than seven years.

Other income:

Other income is up $240,000 compared to last year. Other income primarily consists of billing fees from the non-standard monthly pay automobile programs in Alabama and Mississippi.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses increased $4,118,000, but as a percent of earned premium decreased compared to last year, 59.8% versus 69.6%. These percentages are commonly referred to as the loss ratio. Property and casualty underwriting results were much improved even though catastrophe related windstorm and tornado losses incurred in May of 2003 increased incurred losses by $1,028,000.

A primary improvement in the loss ratio was due to a decline in the percentage of individually significant, primarily fire, losses on policies in force less than one year. Company management commonly refers to these claims as “quick claims”. In 2002 the Company incurred over $2.4 million in “quick claims” in the largest property/casualty subsidiary, National Security Fire & Casualty (NSFC). These claims represented over 23% of all losses incurred by NSFC and added 16 percentage points to NSFC’s loss ratio. In 2003, NSFC incurred $2.1 million in “quick claims”, but due to significant premium growth, the claims only represented 14.5% of all losses incurred and only added eight percentage points to NSFC’s loss ratio. The Company expects these types of claims to become less significant as management continues to improve underwriting procedures, adjusts rates and most importantly, builds a larger base of renewal premium, which is typically more profitable than new business produced.

Policy acquisition costs:

Policy acquisition costs are up $2,001,000 compared to last year, an increase of 37.1%. However, as a percentage of premium earned, policy acquisition costs are virtually unchanged from last year. Policy acquisition costs consist primarily of insurance sales commissions paid to independent agents and are directly associated with premium growth.

General insurance expenses:

General expenses as a percent of earned premium were 15.2% through the third quarter of 2003 compared to 19.1% through the third quarter of 2002. The Company is realizing greater efficiencies through economies of scale with the increase in premium revenue. This trend is expected to continue throughout the fourth quarter of 2003.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees have increased with premium revenue in 2003, but as a percent of premium revenue are virtually unchanged compared to 2002. Equity in (loss) income of Affiliate:

Equity in (loss) income of Affiliate

Equity in the income of a 50% owned affiliate, The Mobile Attic, Inc., had a net loss of $11,400 in the first nine-months of 2003, compared to net income of $63,000 in the first nine-months of 2002. The Mobile Attic, through a network of independent dealers, is in the business of leasing portable storage units to construction companies, retail establishments, and household customers. Earnings of Mobile Attic are seasonal with over 50% of 2003 projected revenues coming in the last four months of the year. Revenues are lowest in the first and second quarters. Third quarter of 2002 results was higher than 2003 due to increased dealer-licensing fees.

In addition to the 50% ownership of Mobile Attic, the Company also guarantees $11 million on lines of credit with local banks. The total capacity on the lines of credit, along with internally generated cash flow, and pending changes in the method of business expansion is expected to fund operating and expansion plans for the foreseeable future. Pending changes in method of expansion are discussed in the paragraphs that follow.

The Company plans to convert existing credit lines to long term financing in the first quarter of 2004. Details of the plan are yet to be finalized, but it is expected that in the process, the Company will assume a larger ownership percentage of Mobile Attic (currently projected to be an 80% ownership interest).

In addition to the possibility of the Company assuming a larger ownership percentage of Mobile Attic, the Company is currently exploring the opportunities of establishing a franchise system within Mobile Attic, whereby offering franchisees the opportunity to purchase franchise locations of the business. The franchise system would reduce the capital requirements placed on growing the business through Mobile Attic’s current structure and would offer Mobile Attic the opportunity to grow its operations and expand services throughout the continental United States at a more rapid pace. The franchise system is still in the development stage, but the Company hopes to have the final details of the franchise system completed and begin offering franchises by late fourth quarter 2003, early first quarter 2004.

Summary:

The Company has a year to date net income of $3,008,000 versus net income of $616,000 in 2002. Growth in premium revenue, the previously discussed improvement in the loss ratio and a reduction in overall general expenses as a percent of premium revenue are the primary factors contributing to the improved operating results.

Investments:

Investments at September 30, 2003 increased $7.2 million compared to December 31, 2002, an increase of more than 8%. Net cash flow from insurance operations increased $8.5 million in the first nine months of 2003, of which $6.2 million was placed in investments. This increase in cash flow from insurance operations is a major contributing factor to the increase in invested assets. The other major factor contributing to the increase in invested assets was an increase in market value of equity securities of over $2.0 million, which occurred during the second quarter.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At September 30, 2003 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Income taxes:

The effective tax rate in the first nine months of 2003 was 36.1% compared to 24.6% for the first nine months of 2002. Generally the property/casualty subsidiaries pay a higher effective tax rate due to several factors, including, but not limited to, a tax on 20% of unearned premiums, the discounting of loss reserves for federal income tax purposes, and tax on a portion of income from otherwise “tax-free” bonds. A higher percentage of earnings from property/casualty operations compared to life insurance operations generally lead to a higher effective tax rate.

Liquidity and capital resources:

At September 30, 2003, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $45.1 million, up $2.9 million compared to December 31, 2002. The increase reflects net income of $3,008,000, an increase in accumulated unrealized investment gains of $1,460,000, and dividends paid of $1,517,000.

The Company has $3.1 million in notes from local banks which management intends to repay over the next five years.

The Company had $803,000 in cash and cash equivalents at September 30, 2003. Net cash provided by operating activities was $8,591,000 for the current period, compared to net cash provided of $729,000 for the period ended September 30, 2002. Cash used in investing activities was $6,240,000. Cash dividends paid to stockholders’ of $1,517,000 and the change in checks outstanding in excess of bank balances of $635,000 were the primary changes in cash used in financing activities.

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

Item 3. Market Risk Disclosures

The Company’s objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the nine-months ended September 30, 2003. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

Subsequent to the date of their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 (Contingencies – Litigation) to Consolidated Financial Statements

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a.     Exhibits:

11. Statement of Computation of Per Share Earnings, See Note 3 to Consolidated Financial Statements

31.1 Certification of National Security Group, Inc.‘s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of National Security Group, Inc.‘s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of National Security Group, Inc.‘s Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of National Security Group, Inc.‘s Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.     Reports on Form 8-K:

Date of Report	Date Filed	Description
August 14, 2003	August 14, 2003	Regulation FD disclosure of National Security Group, Inc.‘s press release regarding its results of operations for the six-month and three-month periods ending June 30, 2003.

Items other than those listed above are omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The National Security Group, Inc.

/s/ W L Brunson Jr.	/s/ Brian R McLeod
William L. Brunson, Jr President and Chief Executive Officer	Brian R. McLeod Treasurer and Chief Financial Officer
.

Dated: November 14, 2003

Exhibit 31.1

CERTIFICATION

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

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented   c in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

 Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal   a control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003

/s/ W L Brunson Jr.

William L. Brunson, Jr.
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Brian R. McLeod certify that:

1.      I have reviewed this quarterly report on Form 10-Q of The National Security Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to a the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

a)	All significant deficiencies and material weaknesses in the design or operation of internal a control over financial reporting which are reasonably registrant’s ability to record, process, summarize and report financial information; and likely to adversely affect the

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003

/s/ Brian R McLeod

Brian R. McLeod, CPA
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U. S. C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Executive Officer

Pursuant to 18 U. S. C. Section 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-K for the period ended December 31, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003

/s/ W L Brunson Jr

William L. Brunson, Jr.
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U. S. C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Financial Officer

Pursuant to 18 U. S. C. Section 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-K for the period ended December 31, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003

/s/ Brian R McLeod

Brian R. McLeod, CPA
Chief Financial Officer