Form 10-K
period 2003-12-31
NATIONAL SECURITY GROUP INC
filed 2004-03-31
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Commission File Number 0-18649

The National Security Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification number)

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

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 27, 2004 (based upon the bid price of these shares on NASDAQ on such date) — $24,819,690.

Number of Shares of Common Stock outstanding as of February 27, 2004 – 2,466,600

Portions of the Annual Proxy Statement incorporated by reference into Part III.

Total Number of Sequentially Numbered Pages: 65

THE NATIONAL SECURITY GROUP, INC.
INDEX TO THE ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

Item 1. Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company), an insurance holding company, was incorporated in Delaware on March 20, 1990. The Company, through its property and casualty subsidiaries, writes primarily dwelling fire and windstorm, homeowners, mobile homeowners, and personal non-standard automobile lines of insurance. The Company, through its life insurance subsidiary, offers a basic line of life, and health and accident insurance products. Property-casualty insurance is the most significant segment, accounting for 88% of total premium revenues.

Industry Segment and Geographical Area Information

Property and Casualty Insurance Segment

The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. NSFC is licensed to write insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina, and Tennessee, and operates on a surplus lines basis in the states of Kentucky, Louisiana, Missouri, and Texas. Omega is licensed to write insurance in Alabama and Louisiana. The following table indicates those states, which accounted for more than five percent of direct written premium during 2003:

State	Percent of direct written premium
Alabama	37.71
Arkansas	8.49
Georgia	6.83
Louisiana	5.85
Mississippi	21.93
South Carolina	8.06

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

The following table sets forth the premiums earned and income during the periods reported:

	Year Ended December 31
	(Amounts In Thousands)
	2003	2002	2001
Net premiums earned:
Fire, Allied lines, and Homeowners	$32,669	$19,026	$14,037
Automobile	7,453	6,961	5,132
Other	1,616	1,247	1,028

	$41,738	$27,234	$20,197

Income before taxes	$5,720	$518	$5,440

Life Insurance Segment

National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947, conducts the Company’s life insurance business. NSIC is licensed to write insurance in six states: Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas. The following table indicates NSIC direct premiums collected by state in 2003:

State	Percentage of Total Direct Premiums
Alabama	71%
Georgia	15%
Mississippi	6%
Florida	4%

NSIC has two primary methods of distribution of insurance products, home service agents and independent agents. The home service distribution method of life insurance products accounts for 53% of total premium revenues in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent of the Company. The independent agent distribution method accounts for 39% of total premium revenue in the life insurance segment. Since NSIC began marketing life, accident and health products through independent agents in 1999 the distribution channel has become the fastest growing method of distribution. The products offered by NSIC primarily consist of term and whole life insurance and supplemental accident and health insurance. NSIC does not sell annuities.

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

The sale of accident and health insurance products through the independent agent method of distribution have increased significantly over the past three years and is now the primary method of distribution of accident and health products. NSIC also sells accident policies through schools, however this product now accounts for less than 10% of total accident and health insurance premium revenue. Accident and health insurance provides coverage for losses sustained through sickness or accident and includes individual hospitalization and accident policies, group supplementary health policies and specialty products, such as cancer policies. These policies generally provide a stated benefit and have not experienced the escalating health care costs, which many health and accident insurance policies have experienced in recent years.

The following table sets forth certain information respecting the development of the Life Company’s business:

	Year Ended December 31
	(Amounts In Thousands)
	2003	2002	2001
Life insurance in force at end of period:
Ordinary-whole Life	$111,500	$104,200	$104,700
Term Life	37,000	39,800	40,300
Industrial life	30,500	32,000	33,000
Other	--	--	--

	$179,000	$176,000	$178,000

Life insurance issued:
Ordinary-whole	$56,200	$64,500	$82,700
Term life	9,100	9,400	13,500
Industrial	--	--	--
Other	100	100	100

	$65,400	$74,000	$96,300

Net premiums earned:
Life insurance	$4,496	$4,176	$4,139
Accident and health insurance	1,303	1,220	1,022

	$5,799	$5,396	$5,161

Selected Segment Financial Information

The Company’s operating segments are organized by line of business: property and casualty insurance, life insurance, and noninsurance operations. Presented below is the summarized financial information for the Company’s three business segments as of the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Premiums and other revenues
Property and casualty insurance	41,737	27,236	20,196
Life insurance	5,799	5,395	5,161
Noninsurance operations	--	--	--

Total premiums and other revenues	47,536	32,631	25,357

Net Investment Income
Insurance operations
Property and casualty insurance	2,135	2,192	2,203
Life insurance	1,860	1,970	2,303
Noninsurance operations	142	73	--

Total net investment income	4,137	4,235	4,506

Net Realized Investment Gains
Insurance operations
Property and casualty insurance	797	771	1,027
Life insurance	619	397	652
Noninsurance operations	--	--	(39)

Total net realized investment gains	1,416	1,168	1,640

Other Income
Insurance operations
Property and casualty insurance	1,384	1,049	1,276
Life insurance	11	2	4
Noninsurance operations	--	--	--

Total other income	1,395	1,051	1,280

Total Income	54,484	39,085	32,783

Insurance Expenses
Benefits, claims, losses and settlement expenses
Property and casualty insurance	24,593	19,820	10,333
Life insurance	2,952	2,943	3,183

	27,545	22,763	13,516

Amortization of Deferred Acquisition Cost
Property and casualty insurance	1,727	1,308	1,228
Life insurance	98	98	550

	1,825	1,406	1,778

Commissions
Property and casualty insurance	7,051	4,545	3,135
Life insurance	1,850	1,677	1,203

	8,901	6,222	4,338

Total insurance expenses	38,271	30,391	19,632

General Expenses, Taxes, Licenses and Fees
Insurance operations
Property and casualty insurance	6,482	4,801	4,017
Life insurance	3,040	2,255	3,096
Noninsurance operations	1,022	444	568

Total General Expenses, Taxes, Licenses and Fees	10,544	7,500	7,681

Total Expenses	48,815	37,891	27,313

Income Before Taxes	5,669	1,194	5,470

Investments

The insurance subsidiaries are regulated as to the types of investments that they may make and the amount of funds they may maintain in any one type of investment. Through its investment policy, the Company seeks to conserve its capital resources and assets, meet the investment requirements of its reserves and provide a reasonable return on investments.

The following table sets forth certain information respecting the Company’s investments at the date shown:

	Year Ended December 31 (Amounts in thousands)
	2003	2002
Fixed Maturities held-to-maturity, at amortized cost
(estimated fair value: 2003 - $18,198 , 2002 - $20, 267)	$18,631	$19,380
Fixed Maturities available-for-sale, at estimated fair value
(cost: 2003 - $53,300, 2002 - $41,219)	55,015	43,013
Equity securities available-for-sale at estimated fair value
(cost: 2003 - $10,205, 2002 - $11,091)	20,730	18,681
Receivable for securities sold	--	--
Note Receivable from affiliate	--	625
Mortgage loans on real estate, at cost	245	281
Investment real estate, at cost	1,564	1,581
Policy loans	730	710
Investment in affiliate	885	914
Short-term investments	2,190	2,998

	$99,992	$88,183

The results with respect to the foregoing investments are as follows:

	Year Ended December 31
	2003	2002	2001
Net investment income	$4,137	$4,235	$4,506
Average yield on investments	4.4%	4.9%	5.3%
Economic yield on investments (Includes realized
investment gains)	8.6%	3.4%	5.6%
Net realized gains on investments (before taxes)	1416	1,168	1,640
Changes in net unrealized gains on investments
(before income taxes)	$2,520	$(2,495)	$(1,366)

As of December 31, 2003, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

Maturity Schedule (Amounts in thousands)

Maturity	Available for sale	Held to Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,895	$--	$1,895	2.6%
Maturity in 1-5 years	16,792	1,301	$18,093	25.2%
Maturity in 5-10 years	19,533	3,614	$23,147	32.2%
Maturity after 10 years	15,080	13,716	$28,796	40.0%

	$53,300	$18,631	$71,931	100.0%

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

At 12/31/2003 the Company held a 50% equity investment in The Mobile Attic. The investment was accounted for in the financial statements on the equity basis. Further details of the financial results of The Mobile Attic, Inc. are discussed in the Management Discussion and Analysis Section of Form 10-K.

Certain Information Regarding Insurance Activities

Marketing and Distribution

NSIC products are marketed through a field force of agents and service representatives who are employees of the Life Company and through a network of independent agents. The independent agent method of distribution is expected to be more cost effective in the long term and has become the fastest growing method of distribution. NSFC’s products are marketed through a network of independent agents and brokers, who are independent contractors and who generally maintain relationships with one or more competing insurance companies.

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by NSIC in 2003 averaged approximately 41% of premiums. Commissions paid by the NSFC in 2002 averaged approximately 22% of premiums and ranged from 12.5% to 25% depending on the type and amount of insurance sold. During 2003, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries.

At December 31, 2003 NSIC employed 17 home service agents and two managers. NSIC also had approximately 350 independent agents actively producing new business.

At December 31, 2003 NSFC had contracts with approximately 1,300 independent agents in twelve states.

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

NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured. NSFC and Omega generally reinsure with third parties any liability in excess of $125,000 on any single policy. In addition, the property-casualty subsidiaries have catastrophe excess reinsurance, which protects it in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 2003, the property-casualty subsidiaries had catastrophe protection up to a $27.5 million loss. On a 1 in 200 year loss, that is a loss that has only a ½ of 1% chance of occurring in any given year, the property and casualty subsidiaries would pay $2.7 million in losses and reinsurers would pay $17.9 million.

In addition to catastrophe reinsurance, NSFC also had a 50% quota share reinsurance agreement on ocean marine exposure with additional excess of loss coverage.

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense, and withdrawals determined at the time the policies were issued. As of December 31, 2003, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $24 million. NSIC believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that such reserves are adequate to provide for future policy benefits. Wakely & Associates, consulting actuaries, provided actuarial services in calculating reserves.

The property-casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property-casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2003, the property-casualty subsidiaries had reserves for unpaid claims of approximately $11.3 million before subtracting unpaid claims which will be due from reinsurers of $1.23 million leaving net unpaid claims of $10.07 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2003, 2002 or 2001. The Company believes such reserves are adequate to provide for settlement of claims. Employees of the Company calculate NSFC and Omega loss reserves. Milliman & Robertson, an independent actuarial consulting firm, issues a Statement of Actuarial Opinion regarding the adequacy of reserves.

Underwriting Activities

The insurance subsidiaries maintain underwriting departments that seek to evaluate the risks associated with the issuance of an insurance policy. NSIC accepts standard risks and, to an extent, substandard risks and engages medical doctors who review certain applications for insurance.

In the case of the property-casualty subsidiaries, the underwriting staff attempts to assess, in light of the type of insurance sought by an applicant, the risks associated with a prospective insured or insurance situation. Depending upon the type of insurance involved, the process by which the risks are assessed will vary. In the case of automobile liability insurance, the underwriting staff assesses the risks involved in insuring a particular driver, and in the case of fire insurance, the underwriting staff assesses the risks involved in insuring a particular dwelling. Where possible, the underwriting staff of the property-casualty insurance subsidiary utilizes standard procedures as guides that quantify the hazards associated with a particular occupancy. In general, the property-casualty subsidiaries specialize in writing nonstandard risks.

The nonstandard market in which the property-casualty subsidiaries operate reacts to general economic conditions in much the same way as the standard market. When insurers’ profits and equity are strong, companies generally cut rates or do not seek increases. Also, underwriting rules are less restrictive. As profit and/or capital fall, companies tighten underwriting rules, and seek rate increases. Premiums in the nonstandard market are higher than the standard market because of the increased risk of the insured, which generally comprises more frequent claims. Drivers of autos who have prior traffic convictions are one such increased risk that warrants higher premiums. Lower valued dwellings and mobile homes also warrant higher premiums because of the nature of the risk. The costs of placing such nonstandard policies and making risk determinations are similar to those of the standard market. The added costs due to more frequent claims servicing is reflected in the generally higher premiums that are charged.

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

Many states in which the insurance subsidiaries operate, including Alabama, have laws which require that insurers become members of guaranty associations. These associations guarantee that benefits due policyholders of insurance companies will continue to be provided even if the insurance company which wrote the business is financially unable to fulfill its obligations. To provide these benefits, the associations assess the insurance companies licensed in a state that write the line of insurance for which coverage is guaranteed. The amount of an insurer´s assessment is generally based on the relationship between that company´s premium volume in the state and the premium volume of all companies writing the particular line of insurance in the state. The Company has paid no material amounts to guaranty associations over the past three years. These payments, when made, are principally related to association costs incurred due to the insolvency of various insurance companies. Future assessments depend on the number and magnitude of insurance company insolvencies and such assessments are therefore difficult to predict.

Most states have enacted legislation or adopted administrative rules and regulations covering such matters as the acquisition of control of insurance companies, transactions between insurance companies and the persons controlling them. The National Association of Insurance Commissioners has recommended model legislation on these subjects and all states where the Company’s subsidiaries transact business have adopted, with some modifications, that model legislation. Among the matters regulated by such statutes are the payments of dividends. These regulations have a direct impact on the Company since its cash flow is substantially derived from dividends from its subsidiaries. However, the Company has not had nor does it foresee a problem obtaining the necessary funds to operate because of the regulation.

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

NSIC primarily markets its life and health insurance products through the home service system and independent producers. Direct competition comes from other home service companies and other insurance companies that utilize independent producers to sell insurance products, of which there are many. NSIC’s life and health products also compete with products sold by ordinary life companies. NSIC writes policies primarily in Alabama, Georgia and Mississippi. The market share of the total life and health premiums written is small because of the number of insurers in this highly competitive field. The primary methods of competition in the field are service and price.

Because of the increased costs associated with a home service company, premium rates are generally higher than ordinary products, so competition from these ordinary insurers must be met through service. Initial costs of distribution through independent agents are generally more than through home service distribution methods, but lower commissions are paid in years subsequent to the first year of the policy so costs decline rapidly as policies renew after the first year. The primary factor in controlling cost under the independent agents distribution method is maintaining a high persistency rate. The persistency rate is the rate at which new business is maintained in renewal periods subsequent to the first year. The higher the persistency percentage that can be maintained, the lower overall distribution costs become due to lower commission rate payments on policies in force subsequent to the first year.

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

Inflation

The Company shares the same risks from inflation as other companies. Inflation causes operating expenses to increase and erodes the purchasing power of the Company’s assets. A large portion of the Company’s assets is invested in fixed maturity investments. The purchasing power of these investments will be less at maturity because of inflation. This is generally offset by the reserves that are a fixed liability and will be paid with cheaper dollars. Also, inflation tends to increase investment yields, which may reduce the impact of the increased operating expenses caused by inflation.

Item 2. Properties

The Company owns no property. The Life insurance subsidiary owns its principal executive offices located at 661 East Davis Street, Elba, Alabama. The executive offices are shared by the insurance subsidiaries. The building was constructed in 1977 and consists of approximately 26,000 square feet. The Company believes this space to be adequate for its foreseeable future needs. The Company’s subsidiaries own certain real estate properties, including approximately 2,700 acres of timberland in Alabama.

Item 3. Legal Proceedings

The Company and its subsidiaries are named as parties to litigation related to the conduct of their insurance operations. Further information regarding details of pending suits can be found in Note O to the consolidated financial statements.

Item 4. Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The capital stock of the Company is traded in the NASDAQ national market. Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ). The trade symbol is NSEC.

The number of shareholders of the Company’s capital stock as of January 31, 2004, was approximately 1,100.

	Stock Bid Prices		Dividends
	High	Low	Per Share

2003
First Quarter	$14.50	$13.35	0.205
Second Quarter	14.75	11.95	0.205
Third Quarter	17.00	14.03	0.205
Fourth Quarter	20.00	15.75	0.210
2002
First Quarter	$16.00	$13.90	0.200
Second Quarter	15.60	13.70	0.200
Third Quarter	15.80	13.00	0.200
Fourth Quarter	14.90	13.00	0.205

Item 6. Selected Financial Data

        (Amounts in thousands, except per share)

Operating results	2003	2002	2001	2000	1999
Net premiums earned	$47,536	$32,631	$25,357	$22,921	$25,936
Net investment income	4,137	4,235	4,506	4,434	4,354
Net realized investment gains	1,416	1,168	1,640	1,723	1,951
Other income	1,395	1,051	1,280	597	385

Total revenues	$54,484	$39,085	$32,783	$29,675	$32,626

Net Income	$4,090	$908	$4,130	$3,776	$3,756

Net income per share	$1.66	$0.37	$1.67	$1.53	$1.52

Other Selected Financial Data	2003	2002	2001	2000	1999
Total shareholders' equity	$45,872	$42,159	$44,884	$43,780	$41,888
Book value per share	18.60	17.09	18.18	17.74	16.98
Dividends per share	0.825	0.805	0.760	0.710	0.680
Net change in unrealized
capital gains (net of tax)	1,658	(1,647)	(1,161)	(136)	(2,231)
Total assets	$114,802	$101,602	$99,484	$97,563	$98,105

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included elsewhere herein.

Results of Operations

Consolidated Results of Operations:

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premium revenue reached a record high of $47.5 million in 2003, an increase of 45.3% over 2002 premium revenue of $32.6 million, a previous Company record. Continued strong growth in the property and casualty insurance segment was the primary catalyst contributing to the increase in premium revenue. Property and casualty premium revenue totaled $41.7 million in 2003 compared to $27.2 million in 2002. Strong growth in dwelling property lines of business, particularly homeowners type products, were the major contributor to the increase in property and casualty premium revenue. The life, accident and health segment continued to increase premium revenue at a healthy pace with a 7.5% increase over 2002.

Consolidated net income for The National Security Group (The Company) was $4.09 million in 2003 compared to $908,000 in 2002. On a per share basis earnings were $1.66 in 2003 compared to $.37 in 2002. Realized capital gains in 2003 were $1.42 million compared to $1.17 million in 2002. Pre-tax earnings were $5.7 million in 2003 compared to $1.2 million in 2002, a tenfold increase. A much improved property and casualty combined ratio in the property and casualty subsidiaries was the primary factor contributing to the significant increase in the segments pre-tax earnings. The improvement in the property and casualty combined ratio is discussed further in the segment information presented below. The life, accident and health insurance segment experienced a 50% decline in pre-tax earnings primarily due to litigation related cost, which is discussed further in Note O to the consolidated financial statements.

A 50% owned subsidiary contributed negatively to net income in the amount $29,000 in 2003. This subsidiary, The Mobile Attic, Inc., is in the business of leasing portable storage containers through independent dealers in Alabama, Florida, and Tennessee.

The operating results of the subsidiaries are discussed in further detail in the sections that follow.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Consolidated net income for The National Security Group (The Company) was $908,000 in 2002 compared to $4.130 million in 2001. On a per share basis earnings were $.37 in 2002 compared to $1.67 in 2001. Adverse underwriting results in the property/casualty insurance segment were the primary factor contributing to the decline in earnings for 2002 compared to 2001. Information related to the adverse underwriting results is discussed further in the property and casualty insurance segment in the paragraphs that follow. Realized capital gains in 2002 were $1.168 million and $1.64 million in 2001. Consolidated revenues were $39.1 million in 2002 compared to $32.8 million in 2001.

Industry Segment Data

Certain financial information for The National Security Group’s three segments (life and accident and health insurance, property and casualty insurance, and other) is summarized as follows (amounts in thousands):

Premium revenues:

	2003	%	2002	%	2001	%
Life, accident and health insurance	$5,799	12.20%	$5,396	16.49%	$5,161	20.35%
Property and casualty insurance	41,737	87.80%	27,325	83.51%	20,196	79.65%

	$47,536	100.00%	$32,721	100.00%	$25,357	100.00%

Income before taxes and equity in income of affilitate:

	2003	%	2002	%	2001	%
Life, accident and health insurance	$ 563	9.93%	$ 1,118	93.63%	$ 586	10.71%
Property and casualty insurance	5,720	100.90%	518	43.38%	5,440	99.45%
Other	(411)	-7.25%	(196)	-16.42%	(313)	-5.72%
Interest expense	(203)	-3.58%	(246)	-20.60%	(243)	-4.44%

	$ 5,669	100.00%	$ 1,194	100.00%	$ 5,470	100.00%

Life and Accident and Health Insurance Operations:

The Company’s life, accident and health insurance business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002:

Income before income taxes in 2003 was $563,000 compared to $1,118,000 in 2002. Litigation related expenses decreased pretax earnings by nearly $300,000 and was the primary factor contributing to the 50% decline in pre-tax earnings. Pending litigation against NSIC is discussed further in Note O to the consolidated financial statements.

Premium revenue increased to $5,799,000 in 2003 compared to $5,396,000 in 2002, an increase of 7.5%. Insurance sales through independent agent distribution channels increased over 32% in 2003 over prior year; while sales through NSIC’s traditional home service distribution channel declined by 7%. While management is pleased with new business production from the independent agents distribution channel, an increased focus is now being placed on increasing retention of new business. Increased retention and persistency will not only further increase premium growth in the independent agent distribution channel, but also reduce commission expense as a percent of premium because most commission paid on an insurance contract sold through independent agents is paid in the first two years the policy is in force.

Commission expense increased 5.7% in 2003 compared to 2002. The continuing increases in new sales through independent agents and a change in the home service agents commission contract were the primary factors contributing to the increase in commission. Independent agents typically receive much higher commission rates in the early years of a policy compared to employee agents in the home service market, which typically receive a lower and more level commission over a longer number of years. With premium growth generated exclusively through independent agents, commission expense will rise at a faster rate than premium growth until a more significant block of insurance business rolls into subsequent years at lower commission rates.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001:

Income before income taxes in 2002 was $1,118,000 compared to $586,000 in 2001. A decrease in litigation related expenses boosted income before income tax by over $200,000 during 2002. A decline in general expenses is the other significant item contributing to the increase in income before income taxes in 2002 compared to 2001.

NSIC increased premium income 4.6% to $ 5,396,000 in 2002 compared to $5,161,000 in 2001. Life insurance premium income increased 10.5% in 2002, and accident and health insurance also had an increase of 20.5% in 2002. The life insurance sales through independent agents were the source of premium growth in NSIC in 2002.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002:

Property and casualty premium revenues increased $14.5 million for the year ended December 31, 2003 compared to the same period in 2002, an increase of over 53%. The acquisition of a book of business contributed nearly $3.0 million to the total increase in premium revenue. Increased production in the homeowners line of business added nearly $5.0 million in increased premium revenue. NSFC’s traditional dwelling fire line of business grew over 32% during the year and added nearly $5.0 million in premium revenue.

Net income before income tax was $5.72 million in 2003 compared to $ 518,000 in 2002. Pre-tax income increased significantly over 2002. Results for 2002 were negatively impacted by adverse claims experience from hurricane losses in the fourth quarter of 2002 and an increased severity of losses on new business issued were the primary reasons for the significant decrease in income. Results for 2003 were much improved due to decreases in both severity and frequency of losses. Prior year growth also helped 2003 results as a larger book of renewal business helped significantly reduce NSFC loss ratios.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001:

Net income before income tax was $518,000 in 2002 compared to $5,440,000 in 2001. Adverse claims experience from hurricane losses in the fourth quarter of 2002 and an increased severity of losses on new business issued were the primary reasons for the significant decrease in income. In October of 2002 Hurricane Lili swept across Louisiana causing over $1,300,000 in insured losses in NSFC and Omega. However, the most significant impact on property/casualty net income for the year was poor underwriting results on new business issued. Historically, new property insurance business issued has carried a higher loss ratio than renewal business. In 2002 the property/casualty subsidiaries issued more new business than has been issued in recent history with an increase in premium revenue of over 35%. NSFC incurred numerous total losses on business in force less than one year during 2002, mostly fire losses. 33% of all dwelling property losses incurred in 2002 were attributable to fire losses of over $25,000 per occurrence. Historically, fire losses are more numerous in the winter months of December and January, but a higher frequency of fire losses was experienced throughout the year. It is difficult to prove that these higher frequency losses were connected to any single cause, such as a colder than normal winter or lightning strikes. However, with the overall economy in a downturn and personal bankruptcy at record highs in some of the states in which NSFC and Omega writes business, management believes that at least some of the losses could be attributable to arson, which in most cases is virtually impossible to prove. In an effort to stem the frequency of total fire losses, we have instituted additional underwriting standards in some states, such as providing proof of prior insurance coverage and closer evaluation of prior claims history.

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

The results of these ratios for the past three years were:

	2003	2002	2001
Loss and LAE Ratio	60.0%	75.5%	54.3%
Underwriting Expense Ratio	30.8%	31.9%	36.1%
Combined Ratio	90.8%	107.4%	90.4%

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

The combined ratio for 2003 compared to 2002 decreased 16.6 percentage points. The loss and LAE component of the combined ratio decreased 15.5 percentage points. The lack of any major catastrophes during 2003 resulted in the decrease in the combined ratio. The expense ratio declined 1.1 percentage points during 2003. The 2003 combined ratio of the property and casualty subsidiaries was much improved due to an absence of significant catastrophe related losses and a significant decrease in frequency and severity of fire related losses. As discussed last year a primary objective for us in 2004 was to focus on maintaining a manageable level of growth while reducing the loss and LAE ratio. We will continue to be proactive in managing our books of business with a primary focus on underwriting profitability.

Leasing operations:

The Company’s leasing operations are conducted through its 50% owned subsidiary, Mobile Attic, Inc. The investment in Mobile Attic is accounted for under the Equity Method in the Consolidated Financial Statements of the Company. Mobile Attic was incorporated in August of 2001 and is a joint venture with a manufacturing partner, Cash Brothers Leasing of Elba, Alabama.

Mobile Attic is in the business of leasing portable storage containers to individual and commercial customers through an independent dealer network primarily in Alabama, but also operating in Florida and Tennessee. At December 31, 2003 Mobile Attic had available approximately 3,000 storage containers for lease and thirteen independent dealers. The portable storage containers are eight feet wide and eight feet tall and are available in lengths of 8, 16, 20, and 40 feet. Independent dealers market these portable storage containers primarily to household customers in need of a convenient alternative to fixed location mini-storage, commercial customers in need of secure storage facilities at job sites, and retail customers for storage of seasonal inventory.

Mobile Attic began the steps to franchise its business model during 2003. Expansion through this new avenue will allow Mobile Attic to venture more rapidly into new areas and expand into larger cities while significantly reducing future capital requirements. Mobile Attic will begin selling franchised locations in the first quarter of 2004.

In 2003 Mobile Attic generated a $29,000 net loss. The business generated positive cash flow for the year, but a decrease in revenues from dealer fees and utilization fees below expected ultimate levels generated a small operating loss for the year. Mobile Attic completed the construction of company owned storage units in late 2003 and as the utilization rates on these units increase, cash flow and profits will improve significantly. Net income in 2002 was $136,000 and primarily driven by the addition of several dealers during the year, thus increasing dealer fee revenue. In 2001, the year in which operations began, gross rental revenues were $87,000. In 2003 gross rental revenues were just under $1.5 million. It is anticipated that Mobile Attic will produce rental revenue of over $2.0 million in 2004 with over 3400 storage containers available for lease by year-end 2004. Mobile Attic expects to add 20 to 25 franchised locations during 2004.

Asset Portfolio Review:

The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. At December 31, 2003, the company’s holdings in debt securities amounted to 73.7% of total investments and 64.1% of total assets. The following is a breakdown of the bond portfolio quality according to National Association of Insurance Commissioners (NAIC) Securities Valuation Office (SVO) rating standards, and the nationally recognized rating organization equivalents of Moody’s and Standard and Poor’s:

	SVO Equivalents		% of Total
SVO Class	Moody's	Standard and Poor's	Bond Portfolio
1	Aaa to A3	AAA to A-	88.6
2	Baa to Baa3	BBB+ to BBB-	11.1
3	Ba1 to Ba3	BB+ to BB-	0.3
4	B1 to B3	B+ to B-	0.0
5	Caa to Ca	CCC+ to C	0.0
6	C	CI to D	0.0

As of January 1, 1994, the Company adopted Financial Accounting Standards Board Statement 115 and reclassified a portion of its fixed maturity securities portfolio as “available-for-sale,” with the remainder being classified as “held-to-maturity.” With that reclassification, the fixed maturity securities classified as “available-for-sale” are carried at fair value and changes in fair values, net of related income taxes, are charged or credited to shareholders’ equity (see Note E to the consolidated financial statements).

The insurance subsidiaries’ fixed maturity securities include mortgage-backed bonds, primarily collateralized mortgage obligations (CMO’s), of $7.8 million and $5.4 million at December 31, 2003 and 2002 respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Securities that are purchased at a premium to par value and prepay faster than expected will incur a reduction in yield or loss. Securities that are purchased at a discount to par value and prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

Liquidity and Capital Resources: Due to regulatory restrictions, the majority of the Company’s cash is required to be invested in investment-grade securities to provide ample protection for policyholders. The liabilities of the insurance subsidiaries are of various terms and, therefore, those subsidiaries invest in securities with various maturities spread over periods usually not exceeding 10 years.

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

The National Security Group’s consolidated statement of cash flows indicate that operating activities provided cash of $10.7 million, $4.3 million, $2.9 million in 2003, 2002, and 2001 respectively. Those statements also classify the other sources and uses of cash by investing activities, and financing activities and disclose the amount of cash available at the end of the year to meet the Company’s obligations.

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

The Company has notes payable of $3.1 million at December 31, 2003. The notes payable are to be repaid in quarterly installments over five years.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. On December 31, 2003, the Company had no known impairments of assets or changes in operation, which would have a material adverse effect upon liquidity. Approximately 85% of the Company’s assets are invested in cash; investment grade fixed income securities, short-term investments and broadly traded equity securities, which are highly liquid. The values of these investments are subject to the conditions of the markets in which they are traded. Past fluctuations in these markets have had little effect on the liquidity of the Company. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

Except as discussed in Note O to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in note L to the consolidated financial statements, in 2003, the amount that The National Security Group’s insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $1.1 million in the life insurance subsidiary and $2.0 million in the property/casualty insurance subsidiary. However, that condition poses no short-term or long-term liquidity concerns for the parent company.

Statutory Risk-Based Capital of Insurance Subsidiaries: The NAIC has adopted Risk-Based Capital (RBC) requirements for life/health and property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. State insurance regulators will use the RBC formula as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the company’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within levels, each of which requires corrective action.

The levels and ratios are as follows:

Regulatory Event	Ratio of Total Adjusted Capital to Authorized Control Level RBC (Less Than or Equal to)

Company action level	2.0
Regulatory action level	1.5
Authorized control level	1.0
Mandatory control level	0.7

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group’s life/health and property/casualty insurance subsidiaries are all in excess of four to one at December 31, 2003.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $11.37 million and $11.47 million at December 31, 2003 and 2002, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 16.0 and 17.1 at December 31, 2003 and 2002 respectively. Accordingly, National Security Insurance Company meets the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $23.1 million and $20.2 million at December 31, 2003 and 2002, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 4.0 and 5.3 at December 31, 2003 and 2002 respectively. Accordingly, National Security Fire & Casualty Company meets the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $6.7 million and $5.7 million at December 31, 2003 and 2002, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 9.3 and 8.7 at December 31, 2003 and 2002 respectively. Accordingly, Omega One Insurance Company meets the minimum RBC requirements.

Information about Forward-Looking Statements

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, natural disasters and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, technological changes, political and legal contingencies and general economic conditions, as well as other risks and uncertainties more completely described in the Company’s filings with the Securities and Exchange Commission. If any of these assumptions or opinions proves incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects and may cause future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $18.9 million. If the market value of the S & P 500 Index decreased 10% from its December 31, 2003 value, the fair value of the Company’s common stock would decrease by approximately $1.9 million.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Financial Statements
Consolidated Financial Statements:
Report of Independent Certified Public Accountants	24
Consolidated Statements of Income -
Years Ended December 31, 2003, 2002, and 2001	25
Consolidated Balance Sheets -
December 31, 2003 and 2002	26
Consolidated Statements of Shareholders' Equity -
Years Ended December 31, 2003, 2002, and 2001	27
Consolidated Statements of Cash Flows -
Years Ended December 31, 2003, 2002, and 2001	28
Notes to Consolidated Financial Statements -
December 31, 2003	29
Financial Statement Schedules:
Reports of Independent Certified Public Accountants
on Financial Statement Schedules	50
Schedule I. Summary of Investments -
December 31, 2003 and 2002	51
Schedule II. Condensed Financial Information of Registrant -
December 31, 2003 and 2002	52
Schedule III. Supplementary Insurance Information -
December 31, 2003, 2002, and 2001	56
Schedule IV. Reinsurance -
Years Ended December 31, 2003, 2002, and 2001	57
All other Schedules are not required under related instructions or are inapplicable and therefore have been omitted

INDEPENDENT AUDITORS’ REPORT

To the Board of Directorsand
Shareholders of

The National Security Group, Inc.Elba,
Alabama

We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Security Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Birmingham, Alabama
February 26, 2004

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	2003	2002	2001
REVENUES
Net premiums earned	$47,536	$32,631	$25,357
Net investment income	4,137	4,235	4,506
Net realized investment gains	1,416	1,168	1,640
Other income	1,395	1,051	1,280

	54,484	39,085	32,783
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	27,545	22,763	13,516
Amortization of deferred policy acquisition costs	1,825	1,406	1,778
Commissions	8,901	6,222	4,338
General insurance expenses	8,623	5,943	6,223
Insurance taxes, licenses and fees	1,718	1,311	1,215
Interest expense	203	246	243

	48,815	37,891	27,313

Income Before Income Taxes and Equity in Income of Affiliate	5,669	1,194	5,470
INCOME TAX EXPENSE
Current	1,823	316	1,051
Deferred	(273)	106	341

	1,550	422	1,392

Income Before Equity in Income of Affiliate	4,119	772	4,078
Equity in Income of Affiliate	(29)	136	52

Net Income	$4,090	$908	$4,130

EARNINGS PER COMMON SHARE
Net Income	$1.66	$0.37	$1.67

See accompanying notes to consolidated financial statements

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	2003	2002

Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2003 -
$18,198; 2002 - $20,267)	$18,631	$19,380
Fixed maturities available-for-sale, at estimated fair value (cost: 2003 -
$53,300; 2002 - $41,219)	55,015	43,013
Equity securities available-for-sale, at estimated fair value (cost: 2003 -
$10,205; 2002 - $11,091	20,732	18,681
Notes receivable from affiliate	--	625
Mortgage loans on real estate, at cost	245	281
Investment real estate, at book value (accumulated depr.: 2003 - $17; 2002 -$17)	1,564	1,581
Policy loans	730	710
Investment in affiliate	885	914
Short-term investments	2,190	2,998

Total Investments	99,992	88,183

Cash	782	805
Accrued investment income	930	1,010
Receivable from agents, less allowance for credit losses (2002-$176; 2001-$176)	2,602	2,273
Reinsurance recoverable	1,799	1,699
Deferred policy acquisition costs	5,817	5,243
Prepaid reinsurance premiums	496	343
Property and equipment, net	2,230	1,798
Other assets	154	248

Total Assets	$114,802	$101,602

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy and claim reserves	$49,311	$45,054
Checks outstanding in excess of bank balance	3,051	2,445
Other policyholder funds	1,416	1,527
Long-term debt	3,059	3,380
Accrued income taxes	1,486	233
Other liabilities	7,519	4,303
Deferred income tax	3,088	2,501

Total Liabilities	$68,930	59,443
Contingencies	--	--
Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	--	--
Common stock, $1 par value, 2,500,000 shares authorized, 2,466,600
shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	8,629	6,971
Retained earnings	29,825	27,770

Total Shareholders' Equity	45,872	42,159

Total Liabilities and Shareholders' Equity	$114,802	$101,602

See accompanying notes to consolidated financial statements

The National Security Group, Inc.
Consolidated Statements of Shareholders'Equity

	Total	Comprehensive	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Treasury Stock
Balance at December 31, 2000	$43,780		$35,225	$9,779	$2,340	$17		$(3,581)
Comprehensive income:
Net income for 2001	4,130	$4,130	4,130	--	--	--	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment	(1,161)	(1,161)	--	(1,161)	--	--	-

Comprehensive income		$2,969

Retirement of treasury stock	--		(3,297)	--	(284)	--		3,581
Stock dividend	--		(5,345)	--	411	4,934		--
Cash dividends	(1,865)		(1,865)	--	--	--		--

Balance at December 31, 2001	$44,884	$28,848	$8,618	$2,467	$4,951	$--
Comprehensive income:
Net income for 2002	908	$908	908	--	--	--	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment	(1,647)	(1,647)	--	(1,647)	--	--	-

Comprehensive income		$(739)

Cash dividends	(1,986)		(1,986)	--	--	--		--

Balance at December 31, 2002	42,159		27,770	6,971	2,467	4,951		--
Comprehensive loss:
Net income for 2003	4,090	$ 4,090	4,090	--	--	--	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment	1,658	1,658	--	1,658	--	--	-

Comprehensive loss:		$5,748

Cash dividends	(2,035)		(2,035)	--	--	--		--

Balance at December 31, 2003	$45,872		$29,825	$8,629	$2,467	$4,951		$--

See accompanying notes to consolidated financial statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2002	2001
Cash flows from operating activities:
Net income	4,090	908	4,130
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Change in accrued investment income	80	(72)	(57)
Change in reinsurance recoverable	(100)	1,825	10
Amortization of deferred policy acquisition costs	1,825	1,406	1,778
Change in receivable for securities	--	50	93
Net realized gains on investments	(1,416)	(1,163)	(1,640)
Policy acquisition costs deferred	(2,399)	(2,034)	(1,924)
Change in prepaid reinsurance premiums	(153)	(52)	2
Depreciation expense and amortization/accretion	541	195	(42)
Change in policy liabilities and claims	4,257	3,315	(179)
Change in income tax payable	1,253	(360)	257
Change in deferred income taxes	(275)	266	169
Change in other liabilities	3,216	634	555
Equity in earnings of investee	29	(136)	(52)
Other, net	(235)	(461)	(187)

Net cash provided (used in) by operating activities	10,713	4,321	2,913
Cash flows from investing activities:
Purchases of held-to-maturity securities	(17,694)	(1,777)	(982)
Purchases of available-for-sale securities	(22,455)	(19,600)	(16,575)
Proceeds from maturities of held-to-maturity securities	13,271	5,564	6,926
Proceeds from sales of available-for-sale securities	17,379	14,141	10,508
Proceeds from real estate held for investment	24	95	38
Purchases of real estate held for investment	--	(53)	--
Net (purchases) proceeds from short-term investment	808	(1,202)	(121)
Advances on loans, net	641	(1,090)	(443)
Purchase of property and equipment	(852)	(1,039)	(335)
Proceeds from sale of property and equipment	3	--	57

Net cash (used in) provided by investing activities	(8,875)	(4,961)	(927)
Cash flows from financing activities:
Proceeds from notes payable	--	1,477	--
Payments on notes payable	(321)	(205)	(293)
Change in other policyholder funds	(111)	24	15
Dividends paid	(2,035)	(1,986)	(1,865)
Change in checks outstanding in excess of bank balances	606	540	798

Net cash used in financing activities	(1,861)	(150)	(1,345)

Net (decrease) increase in cash	(23)	(790)	641
Cash at beginning of year	805	1,595	954

Cash at end of year	$782	$805	$1,595

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

Investment in Affiliate

The company’s investment in affiliate consists of a 50% interest in Mobile Attic, Inc., a portable storage leasing company. The company accounts for this investment using the equity method (see Notes B, O and Q).

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

	In Thousands of Dollars at December 31,
	2003		2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Debt and equity securities	$94,378	$93,945	$81,074	$81,961
Mortgage loans	245	245	281	281
Policy loans	730	730	710	710
Liabilities and related instruments
Other policyholder funds	1,416	1,416	1,527	1,527
Long-term debt	3,059	3,059	3,380	3,380

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Policy Liabilities

The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2003	7% graded to 6%

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

Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,466,600 (2,466,600 in 2002 and 2001).

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $89,000 for the year ended December 31, 2003 ($101,000 and $110,000 for the years ended December 31, 2002 and 2001, respectively).

Concentration of Credit Risk

The Company maintains cash depository accounts which, at times, may exceed federally insured limits. These amounts represent actual account balances held by financial institutions at the end of the period, and unlike the balance reported in the financial statements, the account balances do not reflect timing delays inherent in reconciling items such as outstanding checks and deposits in transit. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2003, the Company’s uninsured cash balances totaled $289,000.

Recently Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities, and must be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by the company after June 30, 2003. The Company adopted SFAS No. 149 effective July 1, 2003 with no material impact on its financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial position.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Recently Issued Accounting Standards

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands the disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The Company adopted the disclosure requirements of FIN 45 for the quarter ended December 31, 2002 and the liability recognition requirements to all guarantees issued or modified after December 31, 2002. The adoption of these requirements did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements with those of the business enterprise. In December 2003, the FASB issued Revised FIN 46 (FIN 46R) to clarify certain aspects of FIN 46 including the determination of who is the primary beneficiary of a variable interest entity. FIN 46R postponed the effective date as to when companies are required to apply the provisions prospectively for all variable interest entities in existence prior to January 31, 2003 until the first financial reporting period that ends after March 15, 2004. However, for entities that are considered to be special purpose entities, the effective date of FIN 46R is financial reporting periods after December 15, 2003. The Company does not have an interest in any special purpose entities. The Company expects to consolidate its affiliate, Mobile Attic, Inc., upon adoption of FIN 46R in the first quarter 2004. The consolidation of Mobile Attic is expected to increase total assets by approximately $15 million, total liabilities by approximately $13 million and total shareholders’ equity by approximately $1 million. The consolidation of Mobile Attic is not expected to have a material impact on the results of operations as the Company is currently accounting for the investment under the equity method. See Notes B, O and Q for additional information related to the VIE.

34-

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE B — INVESTMENT IN AFFILIATE

Summarized financial information for the Company's investment in Mobile Attic, Inc., accounted for by the equity method, follows:

	(Dollars in thousands)
	December 31,
	2003	2002
Current assets	$758	$435
Noncurrent assets	14,331	7,325
Current liabilities	5,306	571
Noncurrent liabilities	7,997	5,346

	(Dollars in thousands)
	Year ended December 31,
	2003	2002	2001
Gross revenue	$1,432	$964	$259
Operating expenses	1,457	615	110
Net (loss) income	(57)	272	120

NOTE C — STATUTORY ACCOUNTING PRACTICES

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Statutory net gains from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	(Dollars in thousands) Year Ended December 31,
	2003	2002	2001
NSIC - including realized capital gains of $287, $356 and $652,
respectively	$7	$729	$709

NSFC - including realized capital gains of $203, $622 and
$875, respectively	$2,526	$789	$2,720

Omega - including realized capital gains of $257, $150, and
$152, respectively	$779	$702	$1,047

Statutory capital and surplus:
NSIC - including AVR of $1,180, $580 and $1,586,
respectively	$10,195	$10,895	$11,416

NSFC	$23,104	$20,201	$23,572

Omega	$6,691	$5,656	$5,000

The above amounts exclude allocation of overhead from the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE D — INVESTMENT SECURITIES

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands) December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
Corporate debt securities	$18,286	$1,331	$27	$19,590
Obligations of states and political subdivisions	13,366	506	181	13,691
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	21,648	292	206	21,734

Total fixed maturities	53,300	2,129	414	55,015
Equity securities	10,205	11,011	484	20,732

Total	$63,505	$13,140	$898	$75,747

Held-to-maturity securities:
Obligations of states and political subdivisions	$4,635	$37	$136	$4,536
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	13,996	48	382	13,662

Total	$18,631	$85	$518	$18,198

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$21,781	$1,189	$186	$22,784
Obligations of states and political subdivisions	3,215	212	1	3,426
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	16,223	580	--	16,803

Total fixed maturities	41,219	1,981	187	43,013
Equity securities	11,091	9,272	1,682	18,681

Total	$52,310	$11,253	$1,869	$61,694

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE D — INVESTMENT SECURITIES — CONTINUED

	(Dollars in thousands) December 31, 2002
Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$8,253	$428	$38	$8,643
Obligations of states and political subdivisions	4,799	393	5	5,187
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	6,328	118	9	6,437

Total	$19,380	$939	$52	$20,267

The amortized cost and aggregate fair value of debt securities at December 31, 2003, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
Available-for-sale securities:	Amortized Cost	Fair Value
Due in one year or less	$1,895	$1,929
Due after one year through five years	16,792	17,977
Due after five years through ten years	19,533	20,008
Due after ten years	15,080	15,101

Total	$53,300	$55,015

Held-to-maturity securities:
Due in one year or less	$--	$--
Due after one year through five years	1,301	1,330
Due after five years through ten years	3,614	3,484
Due after ten years	13,716	13,384

Total	$18,631	$18,198

For 2003, gross gains of $2,266,000 ($1,412,000 for 2002 and $1,785,000 for 2001) and gross losses of $858,000 ($318,000 for 2002 and $324,000 for 2001) were realized on sales of available-for-sale-securities.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE E — INVESTMENT SECURITIES — CONTINUED

During the first quarter of 2003 the Company transferred certain corporate bonds from the SFAS 115 classification of held-to-maturity to available-for -sale. This decision was made due to circumstances considered by the Company to be both unusual and nonrecurring, which could not have been reasonably anticipated. With interest rates at four decade lows and corporate bond spreads extremely tight relative to Treasuries, the Company intends to sell certain (primarily corporate) bonds which were previously held in the SFAS 115 classification of held-to-maturity. The proceeds of these bonds will be reinvested primarily in agency securities and in the process raise the overall credit quality of the portfolio. The net carrying amount of the securities transferred was $9,833,000 and unrealized gains (net of tax) on these securities totaled $467,000 at the transfer date.

The gross unrealized investment losses and related fair value for securities available for sale at December 31, 2003 were as follow:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Corporate	$543	$14	$751	$13	$1,294	$27
Obligations of state and
political subdivisions	2,755	121	69	3	2,824	124
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	11,301	251	498	--	11,799	251
Equity securities	363	15	1,848	468	2,211	483

	$14,962	$401	$3,166	$484	$18,128	$885

All unrealized losses are reviewed to determine whether the losses are other than temporary.  Factors considered include whether the securities are backed by the U.S. Government or its agencies and concerns surrounding the recovery of full principal.  Management believes the unrealized losses are market driven and no ultimate loss will occur.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE E — NET INVESTMENT INCOME

Major categories of investment income are summarized as follows:

	(Dollars in thousands) Year ended December 31,
	2003	2002	2001
Fixed maturities	$3,618	$3,722	$3,819
Equity securities	528	539	544
Mortgage loans on real estate	19	25	16
Investment real estate	160	24	138
Policy loans	32	37	35
Other, principally short-term investments	41	108	88

	4,398	4,455	4,640
Less: Investment expenses	261	220	134

Net investment income	$4,137	$4,235	$4,506

An analysis of investment gains follows:	Year ended December 31,
	2003	2002	2001

Net realized investment gains (losses):
Fixed maturities	$ 627	$ (6)	$ 149
Other, principally equity securities	789	1,174	1,491

	$1,416	$ 1,168	$1,640

An analysis of the net increase (decrease) in unrealized appreciation on available-for-sale securities follows:

	Year ended December 31,
	2003	2002	2001
Net increase (decrease) in unrealized appreciation on available-
for-sale securities before deferred tax	$ 2,520	$(2,495)	$(1,366)
Deferred income tax	(862)	848	205

Net increase (decrease) in unrealized appreciation on available-
for-sale securities	$ 1,658	$(1,647)	$(1,161)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE F — PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	(Dollars in Thousands)
	2003	2002
Building and improvements	$1,660	$1,358
Electronic data processing equipment	2,223	1,748
Furniture and fixtures	838	749

	4,721	3,855
Less accumulated depreciation	2,491	2,057

	$2,230	$1,798

Depreciation expense for the year ended December 31, 2003 was $419,000 ($206,000 for the year ended December 31, 2002 and $197,000 for the year ended December 31, 2001).

NOTE H — INCOME TAXES

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Year ended December 31,
	2003	2002	2001
Federal income tax rate applied to pre-tax income	$ 1,578	$ 453	$ 1,860
Dividends received deduction and tax-exempt interest	(176)	(184)	(182)
Small life insurance company deduction	(18)	(230)	(122)
Other, net	166	383	(164)

Federal income tax expense	$ 1,550	$ 422	$ 1,392

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE G — INCOME TAXES — CONTINUED

The tax effect of significant differences representing deferred assets and liabilities are as follows:

	(Dollars in Thousands)
	December 31,
	2003	2002
Deferred policy acquisition costs	$(1,978)	$(1,782)
Policy liabilities	209	279
Unearned premiums	908	645
Claim liabilities	279	309
General insurance expenses	1,107	799
Unrealized gains on securities available-for-sale	(3,613)	(2,751)

Net deferred tax liabilities	$(3,088)	$(2,501)

The appropriate income tax effects of changes in temporary differences are as follows:

	Year ended December 31,
	2003	2002	2001
Deferred policy acquisition costs	$196	$213	$49
Policy liabilities	70	70	70
Unearned premiums	(263)	(181)	(81)
General insurance expenses	(306)	(42)	(62)
Alternative minimum tax credit carryforwards	--	45	243
Claim liabilities	30	1	122

	$(273)	$106	$341

Under pre-1984 life insurance company tax laws, a portion of NSIC’s gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated “policyholders’ surplus”. The aggregate balance in this account, $3,720,000 at December 31, 2003, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders’ surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders’ surplus. The deferred income tax liability not recognized is approximately $1,270,000 at December 31, 2003.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE H — LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

	(Dollars in thousands)
	2003	2002
Note payable to bank with an interest rate based on LIBOR
(3.87% at December 31, 2003 and 4.18% at December 31, 2002)
dated March 28, 2002; matures March 28, 2007. Payments of
$112,953 due quarterly with balloon payment at maturity. Unsecured	$3,059	$3,380

Aggregate maturities of long-term debt for each of the four years subsequent to December 31, 2003 are as follows (dollars in thousands): 2004-$339; 2005-$351; 2006-$365; 2007-$2,004.

NOTE I — POLICY AND CLAIM RESERVES

At December 31, policy and claim reserves consisted of the following:

	(Dollars in thousands)
	2002	2003
Benefit and loss reserves
Property and casualty	$11,343	$11,513
Accident and health	411	352
Life and annuity	23,331	22,858
Unearned premiums	13,750	9,827
Policy and contract claims	476	504

	$49,311	$45,054

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE I — POLICY AND CLAIM RESERVES — CONTINUED

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense for the years ended December 31:

	(Dollars in thousands)
	2003	2002	2001
Claims and claim adjustment expense
reserves at beginning of year	$11,513	$11,489	$15,409
Less reinsurance recoverables on
unpaid losses	1,555	2,396	3,092

Net balances at beginning of year	9,958	9,093	12,317
Provision for claims and claim adjustment
expenses for claims arising in current year	27,066	22,111	14,045
Estimated claims and claim adjustment
expenses for claims arising in prior years	(1,928)	(1,547)	(3,089)

Total increases	25,138	20,564	10,956
Claims and claim adjustment expense
payments for claims arising in:
Current year	19,892	15,594	9,891
Prior years	5,093	4,105	4,289

Total payments	24,985	19,699	14,180

Net balance at end of year	10,111	9,958	9,093
Plus reinsurance recoverables on
unpaid losses	1,232	1,555	2,396

Claims and claim adjustment expense
reserves at end of year	$11,343	$11,513	$11,489

As a result of changes in estimates of insured events in prior years, the provision for claims and claim adjustment expenses (net of reinsurance recoveries) decreased in 2003, 2002 and 2001 because of lower-than-anticipated losses in commercial and private passenger automobile lines of business.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE J — REINSURANCE

The Company’s insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term. Property and casualty reinsurance is placed on both a quota-share and excess of loss basis. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of reinsurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvencies. At December 31, 2003, reinsurance receivables with a carrying value of $765,000 ($220,000 at December 31, 2002) and prepaid reinsurance premiums of $496,000 ($343,000 at December 31, 2002) were associated with a single reinsurer. The amounts of recoveries pertaining to reinsurance contracts that were deducted from losses incurred during 2003, 2002 and 2001 were approximately $580,000, $374,000, and $989,000, respectively

The effect of reinsurance on premiums written and earned was as follows:

	(Dollars in Thousands)
	2003
	Life		Property & Casualty
	Written	Earned	Written	Earned
Direct	$5,719	5,843	45,507	44,666
Assumed	--	--	500	500
Ceded	(44)	(44)	(3,276)	(3,429)

Net	$5,675	$5,799	$42,731	$41,737

	2002
	Life		Property & Casualty
	Written	Earned	Written	Earned
Direct	$5,526	5,441	31,959	29,350
Assumed	--	--	--	--
Ceded	(45)	(45)	(2,063)	(2,115)

Net	$5,481	$5,396	$29,896	$27,235

	2001
	Life		Property & Casualty
	Written	Earned	Written	Earned
Direct	$5,047	$5,206	$22,528	$21,777
Assumed	--	--	--	--
Ceded	(45)	(45)	(1,579)	(1,581)

Net	$5,002	$5,161	$20,949	$20,196

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE K — EMPLOYEE BENEFIT PLAN

In 1989, the Company and its subsidiaries established a retirement savings plan and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees who have completed one year of service at January 1 or July 1 are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Contributions for 2003, 2002, and 2001 amounted to $228,000, $177,000, and $130,000, respectively. Contributions are at the Board of Directors’ discretion subject to governmental limitations.

In 1987, the Company established a deferred compensation plan for its Board of Directors. The Board members have an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award. Costs of the deferred compensation plan for 2003, 2002, and 2001 amounted to approximately $421,000, $19,000, and $35,000, respectively.

NOTE L — REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2003, NSIC’s retained earnings unrestricted for the payment of dividends in 2004 amounted to $1,019,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. As a result, dividends from NSFC to the Company are limited to $2,526,000 in 2004.

At December 31, 2003, securities with market values of $3,606,000 ($3,564,000 at December 31, 2002) were deposited with various states pursuant to statutory requirements.

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

NOTE M — SHAREHOLDERS’ EQUITY

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

NOTE M — SHAREHOLDERS’ EQUITY

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

NOTE N — INDUSTRY SEGMENTS

The Company and its subsidiaries operate primarily in the insurance industry. Premium revenues and operating income by industry segment for the years ended December 31, 2003, 2002 and 2001 are summarized below:

	(Dollars in thousands) Year ended December 31,
	2003	2002	2001
Premium revenues:
Individual life and accident and health insurance	$5,799	$5,395	$5,161
Property and casualty insurance	41,737	27,236	20,196

	$47,536	$32,631	$25,357

Income (loss) before income taxes:
Individual life and accident and health insurance	$563	$1,118	$586
Property and casualty insurance	5,720	518	5,440
Other	(411)	(196)	(313)

	5,872	1,440	5,713
Interest expense	(203)	(246)	(243)

	$5,669	$1,194	$5,470

Assets
Individual life and accident and health insurance	$45,796	$44,719	$44,513
Property and casualty insurance	66,906	54,186	54,962
Other	2,100	2,697	509

	$114,802	$101,602	$99,984

Amortization of deferred policy aquisition costs and depreciation expense:
Individual life and accident and health insurance	$98	$98	$549
Property and casualty insurance	1,727	1,308	1,406

	$1,825	$1,406	$1,778

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE N — INDUSTRY SEGMENTS — CONTINUED

Capital expenditures during the year ended December 31, 2003, were $645,000 for the individual life and accident and health insurance segment, $118,000 for the property and casualty insurance segment and $88,000 for other segments.

NOTE O — CONTINGENCIES

Financial Guarantee

At December 31, 2003, the Company guaranteed the $13 million lines of credit of its affiliate, Mobile Attic, Inc. The Company is paid a guaranty fee based on the average balance of the line of credit. In 2003, the Company received $114,000 ($15,000 in 2002) in guaranty fees. The term of the guarantee is two years. Credit risk represents the accounting loss that would be recognized at the reporting date if Mobile Attic, Inc. failed to perform completely as contracted. The credit risk of $13 million assumes that no amounts could be recovered from other parties.

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

In two separate actions, NSIC is named as a defendant in purported class actions relating to the past sale of industrial burial insurance. The actions address whether the premiums charged were “excessive” relative to the benefit provided and whether the premiums charged were in any manner discriminatory relative to the race of the person insured. In addition, several individual actions on behalf of specifically named persons have been filed with similar allegations. No class has been certified in either of the purported class actions although a Motion for Class Certification has been filed in one of the actions. While NSIC did at one time sell industrial burial insurance, no such plans have been sold for several decades.

NSFC was named a defendant in a Washington County, Alabama action alleging fraud and bad faith in connection with a claim for wind damage to a mobile home. This action was settled in January 2004 under terms which required that the amount be kept confidential. The amount of this settlement has been reflected in the financial statements for the period ending December 31, 2003.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE P — SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during 2003 was $204,000 ($261,000 in 2002 and $241,000 in 2001). Cash paid for income taxes in 2003 was $400,000 ($76,000 in 2002 and $800,000 in 2001). In 2002, noncash investing activity consisted of the conversion of a $725,000 note receivable to an equity investment.

NOTE Q — RELATED PARTY TRANSACTIONS

At December 31, notes receivable from affiliate consisted of the following:

	Dollars in thousands
	2003	2002
5.25% short-term note dated December 18, 2002;
matured February 16, 2003. Principle and interest due
February 16, 2003, secured by portable storage units	$--	$350
6.25% term note dated October 1, 2002; matures
October 1, 2007. Payments of $16,116 due quarterly,
secured by portable storage units	--	275

	$--	$625

During 2003, the company advance a total of $3,074,000 to its affiliate, Mobile Attic, Inc., under various short-term notes payable. All advances were fully repaid in 2003. The company received $25,000 in interest on the advances.

During 2002, the balance on the convertible line of credit was increased to $1 million and, under the terms of the line of credit, $725,000 of the balance was converted to common equity of the affiliate. The remaining $275,000 was converted to the long-term note described above.

INDEPENDENT AUDITORS’ REPORT
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
and Shareholders of
The National Security Group, Inc.
Elba, Alabama

Under the date of February 26, 2004, we reported on the balance sheets of The National Security Group, Inc. as of December 31, 2003 and 2002, and the related statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2003, which are included in this Form 10-K. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Birmingham, Alabama
February 26, 2004

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
(Amounts in thousands)

		31-Dec-03			31-Dec-02
	Cost	Fair Value	Amount per the Balance Sheet	Cost	Fair Value	Amount per the Balance Sheet
Securities Held to Maturity:
United States government	$18,631	$18,198	$18,631	$ 6,329	$ 6,438	$ 6,329
States, municipalities and
political subdivisions				4,799	5,187	4,799
Public Utilities				900	947	900
Industrial and Miscellaneous				7,352	7,695	7,352

Total Securities Held to Maturity	18,631	18,198	18,631	19,380	20,267	19,380
Securities Available for Sale:
Equity Securities:
Public utilities	718	1,078	1,078	1,043	1,758	1,758
Banks and insurance companies	1,557	4,799	4,799	1,759	4,666	4,666
Industrial and all other	7,930	14,853	14,853	8,290	12,256	12,256

Total equity securities	10,205	20,730	20,730	11,092	18,680	18,680
Debt Securities:
United States government	24,766	24,811	24,811	16,222	16,804	16,804
States, municipalities and
political subdivisions	9,192	9,496	9,496	3,215	3,426	3,426
Public Utilities	1,056	1,117	1,117	405	413	413
Industrial and Miscellaneous	18,286	19,591	19,591	21,376	22,371	22,371

Total Debt Securities	53,300	55,015	55,015	41,218	43,014	43,014
Total Available for Sale	63,505	75,745	75,745	52,310	61,694	61,694

Total Securities	82,136	93,943	94,376	71,690	81,961	81,074
Receivable for securities	--			--		--
Note Receivable From Affiliate	--		--	625		625
Mortgage loans on real estate	245		245	281		281
Investment real estate	1,564		1,564	1,581		1,581
Policy loans	730		730	710		710
Investment in Affiliate	885		885	914		914
Short term investments	2,190		2,190	2,998		2,998
Total investments	86,557		99,990	$78,799		$88,183

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2003	2002
Assets
Cash	$ 185	$ 293
Investment in subsidiaries (equity method)
eliminated upon consolidation	48,687	44,573
Notes Receivable - Affiliates	--	625
Other assets	1,374	1,088

Total Assets	$50,246	$46,579

Liabilities and Shareholders' Equity
Accrued general expenses	$ 1,315	$ 790
Notes Payable - Affiliates	--	250
Notes Payable	3,059	3,380

Total Liabilities	$ 4,374	$ 4,420

Total Shareholders' Equity	$45,872	$42,159

Total Liabilities and Shareholders' Equity	$50,246	$46,579

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Income
From subsidiaries-eliminated upon consolidation
Dividends	$ 2,300	$ 2,700	$ 2,550
Other Income	142	79	--

	2,442	2,779	2,550

Expenses
State taxes	19	19	19
Other expenses	1,003	424	543

	1,022	443	562

Income before income taxes and equity in
undistributed earnings of subsidiaries	1,420	2,336	1,988
Income tax benefit	(214)	(144)	(407)

Income before equity in undistributed earnings
of subsidiaries	1,634	2,480	2,395
Equity in undistributed (losses) earnings of subsidiaries	2,456	(1,572)	1,735

Net Income	$ 4,090	$ 908	$ 4,130

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$ 4,090	$ 908	$ 4,130
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(2,456)	1,572	(1,735)
Change in other assets	339	(996)	(271)
Change in other liabilities	275	147	69

Net cash provided by
operating activities	2,248	1,631	2,193

Cash flows from investing activities:
Capital contribution to subsidiary	--	(725)	--

Net cash used in
investing activities	--	(725)	--

Cash flows from financing activities:
Proceeds from notes payable	--	1,477	--

Payments on notes payable	(321)	(205)	(293)
Cash dividends	(2,035)	(1,986)	(1,865)
Net cash used in
financing activities	(2,356)	(714)	(2,158)

Net increase (decrease) in cash and cash equivalents	(108)	192	35
Cash and due from banks at beginning of year	293	101	66

Cash and due from banks at end of year	$ 185	$ 293	$ 101

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Information of Registrant

Note 1-Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that this Condensed Financial Information be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant’s Annual Report as referenced in Form 10-K, Part II, Item 8, page 22.

Note 2-Cash Dividends from Subsidiaries

Dividends of $2.3 million in 2003, $2.7 million in 2002 and $2.55 million in 2001 were paid to the Registrant by its subsidiaries.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
(Amounts in thousands)

	Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums
At December 31, 2003:
Life and accident and health insurance	$3,702	$23,742	$ --
Property and casualty insurance	2,115	--	13,750

Total	$5,817	$23,742	$13,750

At December 31, 2002:
Life and accident and health insurance	$3,516	$23,210	$ --
Property and casualty insurance	1,727	--	9,827

Total	$5,243	$23,210	$ 9,827

At December 31, 2001:
Life and accident and health insurance	$3,306	$22,734	$ --
Property and casualty insurance	1,309	--	7,115

Total	$4,615	$22,734	$ 7,115

	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions, Amortization of Deferred Policy Acquisition Costs	General Expenses, Taxes, Licenses and Fees
For the year ended December 31, 2003:
Life and accident and health insurance	$ 5,799	$ 1,860	$ 11	$2,952	$ 1,948	$ 3,040
Property and casualty insurance	41,737	2,135	1,384	24,593	8,778	6,482
Other	--	142	--	--	--	1,022

Total	$47,536	$4,137	$1,395	$27,545	$10,726	$10,544

For the year ended December 31, 2002:
Life and accident and health insurance	$ 5,395	$ 1,970	$ 2	$2,943	$ 1,776	$ 2,255
Property and casualty insurance	27,236	2,192	1,049	19,820	5,853	4,801
Other	--	73	--	--	--	--

Total	$32,631	$4,235	$1,051	$22,763	$ 7,628	$ 7,500

For the year ended December 31, 2001:
Life and accident and health insurance	$ 5,161	$ 2,303	$ 4	$3,183	$ 1,753	$ 3,096
Property and casualty insurance	20,196	2,203	1,276	10,333	4,363	4,017
Other	--	--	--	--	--	568

Total	$25,357	$4,506	$1,280	$13,516	$ 6,116	$ 7,681

Note: Investment income and other operating expenses are reported separately by segment and not allocated.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Amounts in thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net
For the year ended December 31, 2003:
Life insurance in force	$186,555	$7,803	$ --	$178,752	0.00%

Premiums:
Life insurance and accident and health insurance	5,844	45	--	5,799	0.00%
Property and casualty insurance	44,360	3,123	500	41,737	1.20%
Total premiums	$ 50,204	$3,168	$500	$ 47,536	1.20%

For the year ended December 31, 2002:
Life insurance in force	$183,393	$6,920	$ --	$176,473	0.00%

Premiums:
Life insurance and accident and health insurance	5,441	45	--	5,396	0.00%
Property and casualty insurance . . .	29,350	2,115	--	27,235	0.00%
Total premiums	$ 34,791	$2,160	$ --	$ 32,631	0.00%

For the year ended December 31, 2001:
Life insurance in force	$184,128	$6,555	$ --	$177,573	0.00%

Premiums:
Life insurance and accident and health insurance	5,206	45	--	5,161	0.00%
Property and casualty insurance	21,777	1,581	--	20,196	0.00%
Total premiums	$ 26,983	$1,626	$ --	$ 25,357	0.00%

         None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information contained on pages 3-5 of The National Security Group’s Proxy Statement dated March 15, 2004, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

        The Company's Code of Ethics for Senoir Financial Officers is available at www.nationalsecuritygroup.com. The Company intends to disclose any amendments or waivers with respect to its Code of Ethics for Senior Financial Officers on its website at www.nationalsecuritygroup.com.The Board of Directors has determined that Walter P. Wilkerson, CPA, qualifies as a financial expert on the Audit Committee within the meaning of Securities and Exchange Commission rules.

Item 11. Executive Compensation

        The information contained on pages 9 and 10 of The National Security Group’s Proxy Statement dated March 15, 2004, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information contained on page 7 of The National Security Group’s Proxy Statement dated March 15, 2004, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to this item.

Item 13. Certain Relationships and Related Transactions

        The information contained on page 8 of The National Security Group’s Proxy Statement dated March 15, 2004, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

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

Date:     March 31, 2004

Pursuant     to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 31, 2004.

SIGNATURE
/s/ Winfield Baird	/s/ Mickey L. Murdock
/s/ Carolyn Brunson	/s/ Donald Pittman
/s/ Jack R. Brunson	/s/ James B. Saxon
/s/ Jack E. Brunson	/s/ Paul C. Wesch
/s/ William L. Brunson, Jr.	/s/ L. Brunson White
/s/ Fred D. Clark, Jr.	/s/ Walter P. Wilkerson

The National Security Group, Inc.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, William L. Brunson, Jr. certify that:

1.     I have reviewed this annual report on Form 10-K of The National Security Group, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

Date: March 30, 2004

/s/ W L Brunson Jr.

William L. Brunson, Jr.
Chief Executive Officer

The National Security Group, Inc.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Brian R. McLeod certify that:

1.     I have reviewed this annual report on Form 10-K of The National Security Group, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

Date: March 30, 2004

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

Date: March 30, 2004

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

Date: March 30, 2004

/s/ Brian R McLeod

Brian R. McLeod, CPA
Chief Financial Officer