Form 10-Q
period 2004-03-31
NATIONAL SECURITY GROUP INC
filed 2004-05-14
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
Yes (X) No ( )

        Number of Shares of Common Stock outstanding as of May 8, 2004: 2,466,600

        Exhibit index is located on page 17.

Page 1 of 22 pages

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended March 31
	2004	2003
Revenues
Net insurance premiums earned	$13,795	$9,927
Rental Revenue	374	258
Net investment income	1,051	1,059
Realized investment gains	387	66
Other Income	345	368

Total Revenues	15,952	11,678

Benefits and Expenses
Policyholder benefits and settlement expenses	7,912	6,052
Policy acquisition costs	2,881	2,136
General insurance expenses	2,276	1,571
Rental expenses	593	310
Insurance taxes, licenses and fees	713	444

Total benefits and expense	14,375	10,513
Income Before Income Taxes	1,577	1,165
Income Taxes (Current and deferred)	475	407

Income Before Equity in Income of Affiliate	$1,102	$758
(Earnings) Loss of Minority Interest	(49)	12

Net Income	$1,053	$770

Earnings per share	$0.43	$0.31

Dividends Declared per Share	$0.210	$0.200

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	As of March 31, 2004	As of December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed Maturities held-to maturity, at amortized cost
(estimated fair value: 2004 -$20,582; 2003 - $18,198)	$20,730	$18,631
Fixed Maturities available-for-sale, at estimated fair value
(cost: 2004 - $50,051; 2003 - $53,300)	51,906	55,015
Equity securities available-for-sale at estimated fair value
(cost: 2004 - $9,955 ; 2003 - $10,205)	21,093	20,732
Mortgage loans	243	245
Investment real estate, at cost	1,595	1,564
Policy loans	743	730
Short-term investments	2,733	2,190

Total investments	99,043	99,107

Cash and cash equivalents	765	950
Accrued investment income	817	930
Receivable from agents, less allowance for credit losses	2,345	2,602
Reinsurance recoverable	1,885	1,799
Deferred policy acquisition costs	5,935	5,817
Prepaid reinsurance premiums	326	496
Property and equipment, net	16,636	16,513
Other assets	490	867

Total assets	128,242	129,081

Liabilities
Note payable	5,000	5,000
Policy liabilities and accruals-Life Insurance	24,285	24,218
Policy liabilities and accruals-Property and Casualty Insurance	10,662	11,343
Unearned premiums	14,032	13,750
Checks outstanding in excess of bank balance	4,098	3,051
Other policyholder funds	1,462	1,416
Longterm Debt	10,838	10,921
Current income tax payable	1,092	1,486
Deferred income tax	2,919	3,223
Other liabilities	5,950	7,916

Total liabilities	80,338	82,324

Minority Interest in Affiliate	907	885

Shareholders' Equity
Common stock, $1 par value, 2,466,600 shares outstanding	2,467	2,467
Additional paid in capital	4,951	4,951
Accumulated comprehensive income:
Net unrealized appreciation on investment securities	9,219	8,629
Retained Earnings	30,360	29,825

Total shareholders' equity	46,997	45,872

Total liabilities and shareholder's equity	128,242	129,081

Shareholders' Equity per Share	19.05	18.60

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital

Balance at December 31, 2002	$42,159	$27,770	$6,971	$2,467	$4,951
Comprehensive Loss
Net Income for 2003	4,090	4,090
Other comprehensive income (net of tax)
Unrealized gain on securities, net of
reclassification adjustment	1,658		1,658

Total Comprehensive Income	5,748

Cash dividends	(2,035)	(2,035)

Balance at December 31, 2003	$45,872	$29,825	$8,629	$2,467	$4,951
Comprehensive Income
Net Income three months ended 3/31/2004	1,053	1,053
Other comprehensive income (net of tax)
Unrealized gain on securities, net of
reclassification adjustment	590		590

Total Comprehensive Income	1,643

Cash dividends	(518)	(518)

Balance at March 31, 2004 (Unaudited)	$46,997	$30,360	$9,219	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities
Income from continuing operations	$1,053	$770
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Accured investment income	113	29
Reinsurance receivables	(86)	(180)
Deferred Policy acquisition costs	(118)	(488)
Income Taxes	(698)	221
Depreciation expense	(222)	(95)
Policy liabilities and claims	(332)	1,741
Other, net	159	(2,431)

Net cash (used in) operating activities	(131)	(433)

Cash Flows from Investing Activities
Cost of investments acquired	(7,320)	(5,589)
Sale and maturity of investments	7,996	6,292
Purchase of property and equipment	(175)	(191)

Net cash provided by (used in) investing activities	501	512

Cash Flows from Financing Activities
Change in other policyholder funds	46	40
Change in notes payable	(83)	(79)
Dividends paid	(518)	(507)

Net cash (used in) provided by financing activities	(555)	(546)

Net change in cash and cash equivalents	(185)	(467)
Cash and cash equivalents, beginning of period	950	805

Cash and cash equivalents, end of period	$765	$338

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial statements include all adjustments necessary, in the opinion of management, for fair statement of financial position, results of operations and cash flows for the periods reported. These adjustments are all normal recurring adjustments. A summary of the more significant accounting policies are set forth in the notes to the audited consolidated financial statements for the year ended December 31, 2003.

The accompanying consolidated unaudited financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly owned subsidiaries: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and Natsco, Inc. (Natsco). NSFC includes a wholly owned subsidiary, Omega One Insurance Company.

The accompanying consolidated unaudited financial statements also include an investment in affiliate, which consists of a fifty percent interest in The Mobile Attic, Inc and its wholly owned subsidiary established in January of 2004, Mobile Attic Franchising Company (MAFCO). The Mobile Attic, Inc. is a portable storage leasing company that began operations in 2001. MAFCO was established in the first quarter of 2004 to conduct the business of selling Mobile Attic portable storage leasing franchises. Effective in the first quarter of 2004 the Company consolidates the accounts Mobile Attic Inc and subsidiary MAFCO according to guidance in Financial Accounting Standards Board Interpretation 46 as revised December 2003 (FIN 46R).

Changes in financial statement presentation as a result of the adoption of recently issued accounting standards: As disclosed in the notes to the audited consolidated financial statements for the year ended December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation 46 as revised December 2003 (FIN 46R), in the first quarter of 2004. As a result of the adoption of FIN 46R, triggered by previously existing and disclosed guarantees of Mobile Attic debt by the Company, the Company consolidated an investment in a subsidiary Mobile Attic, Inc. Further details of the debt guarantees are discussed in Note 6 to these consolidated financial statements.

Mobile Attic was previously reported using the equity method of accounting. For comparative purposes, the Company made adjustments to the December 31, 2003 Balance Sheet shown in this Form 10-Q and the Income Statement for the period ended March 31, 2003. These adjustments increased December 31, 2003 assets by $15,109,000 and liabilities by $13,394,000. The adjustment had no effect on consolidated stockholders equity. Certain accounts in the Income Statement for the period ended March 31, 2003 were adjusted as a result of the consolidation of Mobile Attic, but because the results of Mobile Attic were previously reported under the equity method, the adjustments had no effect on the consolidated results of operations for the period ended March 31, 2003.

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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 2004 was 2,466,600 and for the period ending March 31, 2003 was 2,466,600.

Note 4-Changes in Shareholder’s Equity (in thousands)

During the three months ended March 31, 2004 and 2003, there were no changes in shareholders’ equity except for net income of $1,053,000 and $770,000 respectively; dividends paid of $518,000 and $506,000 respectively; and unrealized investment gains (losses), net of applicable taxes, of $590,000 and $71,000 respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 5 — Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows: (in thousands)

	March 31, 2004	January 1, 2004
Deferred policy acquisition costs	(2,018)	(1,978)
Policy liabilities	192	209
Unearned premiums	932	908
Claims liabilities	314	279
General insurance expenses	1,204	1,107
Mobile Attic	230	(135)
Unrealized gains on securities available-for-sale	(3,773)	(3,613)

Net deferred tax liability	(2,919)	(3,223)

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Note 6-Contingencies

Financial Guarantee

At March 31, 2004, the Company guaranteed $13 million lines of credit of its affiliate, Mobile Attic, Inc. The Company is paid a guaranty fee based on the average balance of the lines of credit. The guarantees expire in April 2004 and May 2006. The Company expects to continue the guarantee expiring in April 2004 for an additional year upon refinancing of the debt, which is currently in progress. Credit risk represents the accounting loss that would be recognized at the reporting date if Mobile Attic, Inc. failed to perform completely as contracted. The maximum credit risk of $13 million assumes that no amounts could be recovered from other parties. The book value of mobile storage units, which serves as collateral on the lines of credit, was $14.1 million at March 31, 2004. As a result of the existence of the guarantees, the Company consolidated the accounts of Mobile Attic, Inc. in March 2004 financial statements according to the provisions of FASB Interpretation 46 (revised December 2003) of Accounting Research Bulletin No. 51.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

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

ACCOUNTANTS’ REVIEW REPORT

Board of Directors
The National Security Group, Inc.
Elba, Alabama

We have reviewed the accompanying consolidated balance sheet of The National Security Group, Inc. as of March 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of The National Security Group, Inc.

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

/s/Barfield, Murphy, Shank & Smith, P.C.

May 14, 2004

Item 2.

MANAGEMENTS’DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion addresses the financial condition of The National Security Group, Inc. as of March 31, 2004, compared with December 31, 2003 and its results of operations and cash flows for the quarter ending March 31, 2004, compared with the same period last year.

The reader is assumed to have access to the Company’s 2003 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

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

The following table sets forth premium revenue by major line of business for the three months ended March 31, 2004 compared to the same period last year:

	Three Months ended March 31,		Percent
	2004	2003	increase(decrease)
Life, accident and health operations:
Traditional life insurance	$1,237,224	$1,105,842	11.88%
Accident and health insurance	323,800	313,155	3.40%
Other	--	286	-100.00%

Total life, accident and health	1,561,024	1,419,283	9.99%

Property and Casualty operations:
Dwelling fire & extended coverage	6,122,185	3,823,106	60.14%

Homeowners (Including mobile homeowners)	4,735,198	3,099,786	52.76%

Ocean marine	673,784	421,979	59.67%

Other liability	177,857	186,462	-4.61%

Private passenger auto liability	1,007,698	914,720	10.16%

Commercial auto liability	130,641	162,585	-19.65%

Auto physical damage	892,290	644,502	38.45%

Reinsurance premium ceded	(1,505,404)	(744,917)	102.09%

Total property and casualty	12,234,249	8,508,223	43.79%

Total earned premium revenue	$13,795,273	$9,927,506	38.96%

Premium revenue in the life insurance subsidiary, NSIC accounts for 11% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Changing demographics has necessitated a need to diversify to alternative means of distribution. In an effort to increase production of new business and penetrate markets in states outside of Alabama, NSIC began appointing independent agents in 1998. Independent agents now account for over 90% of all new business production in NSIC. Gross premium revenue produced by independent agents was up 25% in the first quarter of 2004 compared to the same period last year.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased over 11% in the first three months of 2004 compared to the same period last year. Accident and health insurance premium revenue increased 3.4%. Increased sales of simplified and guaranteed issue life insurance products and lump sum cancer and critical illness health products through independent agents are the primary factors contributing to the increase in NSIC premium revenue.

Premium revenue in the property/casualty insurance subsidiaries continued to grow with an increase of 43.79% in the first three months of 2004 compared to the same period last year. The property/casualty subsidiaries have sustained significant growth rates of 40% plus over the last two years. The rate of growth is expected to decline to more sustainable levels over the next year with total property and casualty premium revenue expected to be up in the range of 25 to 30% for the year in 2004. Ultimately Company management expects core lines of business to settle into a healthy and sustainable growth rate of between 10 and 20%. These growth estimates are subject to market conditions, which can swing quite dramatically in the property and casualty insurance industry.

Over 85% of first quarter premium revenue in the property/casualty insurance subsidiaries was produced in two primary lines of business, dwelling fire and homeowners (including mobile homeowners). A summary of the performance of these two primary lines of business in the first quarter of 2004 follows:

Dwelling fire insurance premium, which accounts for 50% of total property/casualty premium revenue, increased 60.14% in the first three months of 2004 compared to the same period in 2003. The Company has experienced significant growth in this core line of business due to increased marketing efforts and the exodus of some competitors in certain markets for this line of business. The Company has also experienced good underwriting results from the dwelling fire line of business with a combined ratio of under 90% in the first quarter of 2004 compared to a 100% combined ratio in the first quarter of 2003.

Homeowners insurance premium, which accounts for 38.7% of total property/casualty premium revenue, increased 52.76% in the first quarter of 2004 compared to the same period last year. The homeowners line of business as it exists today is a new product line for the property/casualty subsidiaries and does not have the mature profitable renewal base of business the dwelling fire program has in place so underwriting results have suffered as a result. However, underwriting results in this program have improved significantly over the last year. The combined ratio of the homeowners program was 105% in the first quarter of 2004 indicating an underwriting loss, but has shown signs of significant improvement compared to a combined ratio in excess of 120% in the first quarter of 2003. Company management has and will continue to monitor rates and seek rate increases when warranted to insure long term viability of this product.

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

Rental Revenue:

Rental revenue is generated by the Company’s 50% owned subsidiary, Mobile Attic, Inc. As discussed in the notes to the financial statements, Mobile Attic was previously accounted for using the equity method. Mobile Attic rental revenue is generated from the rental of portable storage containers for industrial and household consumers. In the first quarter of 2004 rental revenues were up 45% compared to the same quarter last year. Due to the very early stages of this business, utilization rates of storage units have not reached optimum levels, but early results have been encouraging and the business is generating positive cash flow from operations.

Net investment income:

Net investment income is virtually unchanged compared to last year. Due to growth in insurance operations, primarily in the property/casualty subsidiaries, the Company has generated significant increases in cash flow and invested assets. However, due to the historically low interest rate environment, overall investment income has not increased at the pace of invested assets. Currently most major economic indicators point to a significant increase in market interest rates over the next two years. The bond investment portfolio is being positioned to take advantage of the expected higher interest rate environment.

Realized capital gains and losses:

Realized capital gains were up significantly in the first quarter of 2004 compared to the same period last year primarily due to capital gains generated from sales of fixed income securities in the companies investment portfolio.

Other income:

Other income is down $23,000 compared to last year. Other income primarily consists of billing fees from the non-standard monthly pay automobile programs in Alabama and Mississippi.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses increased $1,860,000, but as a percent of earned premium decreased compared to last year, 57.36% versus 60.97%. Property/casualty underwriting results were much improved in the first quarter of 2004 with a statutory combined ratio of less than 95%. A decrease in loss frequency in 2004 compared to 2003 was the primary factor contributing to the improved underwriting results.

Policy acquisition costs:

Policy acquisition costs are up $745,000 compared to last year. Policy acquisition cost are directly related to the production of earned premium and as a percentage of premium earned, policy acquisition costs are virtually unchanged from last year.

General insurance expenses:

General expenses as a percent of earned premium were 16.5% in the first quarter of 2004 compared to 15.8% in the first quarter of 2003. The Company has realized greater efficiencies through economies of scale over the last two years with the increase in premium revenue. Management continues to improve upon processes and systems to achieve greater efficiency in insurance operations.

Insurance taxes, licenses, and fees:

Insurance taxes, licenses and fees are 5.17% of premium revenue in the first quarter of 2004 compared to 4.48% in the first quarter of last year. The 69 basis point increase is primarily associated with premium revenue growth in higher tax rate states.

Summary:

The Company has a year to date net income of $1,053,000 versus net income of $770,000 in the first quarter of 2003. As discussed in previous paragraphs, continued improvement in underwriting results in the property/casualty subsidiaries and an increase in unrealized capital gains were the primary factor contributing to the improved earnings.

Investments:

Investments at March 31, 2004 were down $64,000 compared to December 31, 2002, a decline of less than 1%.

Invested assets tend to rise as cash flow from operations increase. Net cash used in operations was ($131,000) in the first quarter of 2004.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At March 31, 2004 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Income taxes:

The effective tax rate in the first three months of 2004 was 30.12% compared to 34.9% for the first three months of 2003. Generally the property/casualty subsidiaries pay a higher effective tax rate due to several factors, including, but not limited to, a tax on 20% of unearned premiums, the discounting of loss reserves for federal income tax purposes, and tax on a portion of income from otherwise “tax-free” bonds. A higher percentage of earnings from property/casualty operations compared to life insurance operations generally lead to a higher effective tax rate.

Liquidity and capital resources:

At March 31, 2004, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $46,997,000 up $1,125,000 compared to December 31, 2003. The increase reflects net income of $1,053,000, an increase in accumulated unrealized investment gains of $590,000, and dividends paid of $518,000.

The Company has $2.9 million in notes from local banks which management intends to repay over the next five years.

Due to the implementation of FIN 46R as disclosed in the notes to these consolidated financial statements, the Company has consolidated a 50% owned subsidiary Mobile Attic. Mobile Attic has current debt due of $5,000,000, which will be refinanced in the second quarter of 2004. Mobile Attic also has long-term debt due in 2006 of $7.9 million. Due to the existence of debt guarantees made by the Company in 2002, the Company consolidated the accounts of Mobile Attic under the provisions of FIN 46R issued in December of 2003. Assets of Mobile Attic primarily consisting of $15,000,000 in portable storage units secure the debt of Mobile Attic.

Mobile Attic is only in its third year of operations and utilization rates of existing portable storage containers have yet to reach optimum level, but cash flow from operations in Mobile Attic is sufficient to cover current debt service requirements. Mobile Attic is expected to realize a significant increase in cash from operations over the next year from the operations of its leasing business and also from the operations of a wholly owned subsidiary MAFCO which will begin offering Mobile Attic portable storage leasing franchises across the United States in 2004. The increased cash flow from Mobile Attic operations will allow for the commencement of principal pay downs of existing debt. Management expects that, as operations of Mobile Attic reach a level of greater maturity over the coming months, Mobile Attic will be able to obtain financing without the support of financial guarantees by the Company. Management does not expect the Company to make any additional capital contributions to support Mobile Attic operations and considers the likelihood of the financial guarantees to be invoked to be remote.

The Company had $765,000 in cash and cash equivalents at March 31, 2004. Net cash used in operating activities was $131,000 for the current period, compared to net cash used of $464,000 for the period ended March 31, 2003. Cash provided by investing activities was $501,000. Cash dividends paid to stockholders’ of $518,000 was the primary component of cash used in financing activities.

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

Item 3. Market Risk Disclosures

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the three months ended March 31, 2004. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2003.

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

99.1     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4     Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.     Reports on Form 8-K during the quarter ended March 31, 2004

Date of Report	Date Filed	Description
February 27, 2004	February 27, 2004	Regulation FD disclosure of National Security Group, Inc.s press release regarding its results of operations for the quarter ended December 31, 2003 and the year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.

/s/William L. Brunson, Jr.	/s/Brian R. Mcleod
William L. Brunson, Jr. President and Chief Executive Officer	Brian R. McLeod Treasurer and Chief Financial Officer

Dated: May 14, 2004

The National SecurityGroup, Inc.
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

Date: May 14, 2004

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

Date: May 14, 2004

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

Date: May 14, 2004

/s/William L. Brunson

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

Date: May 14, 2004

/s/Brian R. Mcleod

Brian R. McLeod, CPAChief
Financial Officer