Form 10-Q
period 2004-06-30
NATIONAL SECURITY GROUP INC
filed 2004-08-13
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes (X) No ( )

        Number of Shares of Common Stock outstanding as of August 8, 2004: 2,466,600

Exhibit index is located on page 18.

Page 1 of 23 pages

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Revenues
Net insurance premiums earned	$14,105	$12,025	$27,900	$21,952
Net investment income	1,187	1,183	2,238	2,242
Realized investment gains	699	595	1,086	661
Rental revenue	424	307	798	565
Franchise fees	105	--	105	--
Other Income	333	333	678	701

Total Revenues	16,853	14,443	32,805	26,121

Benefits and Expenses
Policyholder benefits and settlement expenses	7,697	7,531	15,609	13,583
Policy acquisition costs	2,918	2,350	5,799	4,486
General insurance expenses	1,851	1,764	4,127	3,335
Rental expenses	549	331	1,142	641
Insurance taxes, licenses and fees	542	570	1,255	1,014

Total benefits and expense	13,557	12,546	27,932	23,059

Income Before Income Taxes	3,296	1,897	4,873	3,062
Income Taxes (Current and deferred)	838	577	1,313	984

Income Before Equity in Income of Affiliate	$2,458	$1,320	$3,560	$2,078
(Earnings) Loss of Minority Interest	(14)	6	(63)	18

Net Income	$2,444	$1,326	$3,497	$2,096

Earnings per share	$0.99	$0.54	$1.42	$0.85

Dividends Declared per Share	$0.210	$0.205	$0.420	$0.410

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	As of June 30, 2004	As of December 31, 2003
	(Unaudited)

Assets
Investments:
Fixed Maturities held-to maturity, at amortized cost
(estimated fair value: 2004 -$23,678; 2003 - $18,198)	$24,213	$18,631
Fixed Maturities available-for-sale, at estimated fair value
(cost: 2004 - $48,194; 2003 - $53,300)	48,663	55,015
Equity securities available-for-sale at estimated fair value
(cost: 2004 - $10,368; 2003 - $10,205)	21,045	20,732
Mortgage loans	241	245
Investment real estate, at cost	1,587	1,564
Policy loans	749	730
Short-term investments	1,873	2,190

Total investments	98,371	99,107

Cash and cash equivalents	2,428	950
Accrued investment income	835	930
Receivable from agents, less allowance for credit losses	2,707	2,602
Reinsurance recoverable	1,855	1,799
Deferred policy acquisition costs	6,156	5,817
Prepaid reinsurance premiums	458	496
Property and equipment, net	16,710	16,513
Other assets	601	867

Total assets	130,121	129,081

Liabilities
Note payable	--	5,000
Policy liabilities and accruals-Life Insurance	24,318	24,218
Policy liabilities and accruals-Property and Casualty Insurance	11,496	11,343
Unearned premiums	14,735	13,750
Checks outstanding in excess of bank balance	3,993	3,051
Other policyholder funds	1,496	1,416
Longterm Debt	15,997	10,921
Current income tax payable	1,368	1,486
Deferred income tax	2,310	3,223
Other liabilities	5,953	7,916

Total liabilities	81,666	82,324

Minority Interest in Affiliate	921	885
Shareholders' Equity
Common stock, $1 par value, 2,466,600 shares outstanding	2,467	2,467
Additional paid in capital	4,951	4,951
Accumulated comprehensive income:
Net unrealized appreciation on investment securities	7,830	8,629
Retained Earnings	32,286	29,825

Total shareholders' equity	47,534	45,872

Total liabilities and shareholder's equity	130,121	129,081

Shareholders' Equity per Share	19.27	18.60

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital

Balance at December 31, 2002	$42,159	$27,770	$6,971	$2,467	$4,951
Comprehensive Income
Net Income for 2003	4,090	4,090
Other comprehensive income (net of tax)
Unrealized gain on securities, net of
reclassification adjustment	1,658		1,658

Total Comprehensive Income	5,748

Cash dividends	(2,035)	(2,035)

Balance at December 31, 2003	$45,872	$29,825	$8,629	$2,467	$4,951
Comprehensive Income
Net Income six months ended 6/30/2004	3,497	3,497
Other comprehensive income (net of tax)
Unrealized gain on securities, net of
reclassification adjustment	(799)		(799)

Total Comprehensive Income	2,698

Cash dividends	(1,036)	(1,036)

Balance at June 30, 2004 (Unaudited)	$47,534	$32,286	$7,830	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2004	2003

Cash Flows from Operating Activities
Income from continuing operations	$3,497	$2,096
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Accrued investment income	95	105
Reinsurance receivables	(56)	(218)
Deferred Policy acquisition costs	(339)	(772)
Income Taxes	(1,031)	1,154
Depreciation expense	(611)	(309)
Policy liabilities and claims	1,238	4,402
Other, net	(1,133)	(811)

Net cash provided by operating activities	1,660	5,647

Cash Flows from Investing Activities
Cost of investments acquired	(14,691)	(26,123)
Sale and maturity of investments	14,628	19,490
Purchase of property and equipment	(217)	(4,251)
Change in Minority Interest	36	(18)

Net cash used in investing activities	(244)	(10,902)

Cash Flows from Financing Activities
Change in other policyholder funds	80	11
Change in notes payable	76	4,151
Dividends paid	(1,036)	(1,011)
Change in checks outstanding in excess of bank balances	942	2,115

Net cash provided by financing activities	62	5,266

Net change in cash and cash equivalents	1,478	11
Cash and cash equivalents, beginning of period	950	882

Cash and cash equivalents, end of period	$2,428	$893

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

Mobile Attic was previously reported using the equity method of accounting. For comparative purposes, the Company made adjustments to the December 31, 2003 Balance Sheet shown in this Form 10-Q and the Income Statement for the period ended June 30, 2003. These adjustments increased December 31, 2003 assets by $15,109,000 and liabilities by $13,394,000. The adjustment had no effect on consolidated stockholders equity. Certain accounts in the Income Statement for the period ended June 30, 2004 were adjusted as a result of the consolidation of Mobile Attic, but because the results of Mobile Attic were previously reported under the equity method, the adjustments had no effect on the consolidated results of operations for the period ended June 30, 2004.

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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending June 30, 2004 was 2,466,600 and for the period ending June 30, 2003 was 2,466,600.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 4-Changes in Shareholder’s Equity (in thousands)

During the six months ended June 30, 2004 and 2003, there were no changes in shareholders’ equity except for net income of $3,467,000 and $2,096,000 respectively; dividends paid of $1,036,000 and $1,011,000 respectively; and unrealized investment (losses) gains, net of applicable taxes, of $(799,000) and $773,000 respectively.

Note 5 — Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
(in thousands)

	June 30, 2004	January 1, 2004
Deferred policy acquisition costs	(2,093)	(1,978)
Policy liabilities	174	209
Unearned premiums	970	908
Claims liabilities	345	279
General insurance expenses	1,337	1,107
Mobile Attic	271	(135)
Unrealized gains on securities available-for-sale	(3,314)	(3,613)

Net deferred tax liability	(2,310)	(3,223)

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Note 6-Contingencies

Financial Guarantee

At June 30, 2004, the Company guaranteed 90% of a line of credit in the amount of $13 million of its affiliate, Mobile Attic, Inc. The Company is paid a guaranty fee based on the average balance of the lines of credit. The guarantees expire in June 2007. Credit risk represents the accounting loss that would be recognized at the reporting date if Mobile Attic, Inc. failed to perform completely as contracted. The maximum credit risk of approximately $11.8 million assumes that no amounts could be recovered from other parties. The note is secured by the assets of Mobile Attic, Inc which totaled $15.1 million at June 30, 2004. As a result of the existence of the guarantees, the Company consolidated the accounts of Mobile Attic, Inc. in June 2004 financial statements according to the provisions of FASB Interpretation 46 (revised December 2003) of Accounting Research Bulletin No. 51.

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

In two separately filed actions, NSIC is named as a defendant in purported class actions relating to the past sale of industrial burial insurance. The actions address whether the premiums charged were “excessive” relative to the benefit provided and whether the premiums charged were in any manner discriminatory relative to the race of the

THE NATIONAL SECURITY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(Note 6-Contingencies Continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
The National Security Group, Inc.

We have reviewed the accompanying consolidated balance sheet of The National Security Group, Inc. and its subsidiaries as of June 30, 2004, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2004 and 2003, the consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003, and the consolidated statement of shareholders’ equity for the six-month period ended June 30, 2004. This interim financial information is the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, cash flows and shareholders’ equity for the year then ended (not presented herein), and in our report dated February 26, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/Barfield, Murphy, Shank, & Smith, P.C.

Birmingham, Alabama
August 13, 2004

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis is intended to inform the reader of matters affecting the financial condition of The National Security Group, Inc. (the Company), and its subsidiaries for the six month period ended June 30, 2004, compared with December 31, 2003 and results of operations for the three and six month periods ended June 30, 2004 compared with the same periods last year. Consequently, the following discussion should be read in conjunction with the Annual Report and with the consolidated financial statements and notes on pages 7 through 9 of this form 10Q.

The Company is an insurance holding company composed of three insurance companies: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and Omega One Insurance Company (Omega), a wholly owned subsidiary of NSFC. These companies provide a diversified line of insurance coverage in twelve states in the Southern and Central United States. Natsco, Inc. is an inactive wholly owned subsidiary formed in 1984. The Company has found its niche focusing on developing new and existing markets and specializing in meeting needs unique to the markets we serve. The Company has one 50% owned subsidiary, The Mobile Attic, Inc. which, like its wholly owned subsidiaries, generates the majority of its income from serving a niche market in the portable storage leasing industry.

The Company’s revenue consists primarily of premiums earned, policy charges and net investment income. Policyholder benefits and settlement expenses consist mainly of claims paid and claims in process and pending. This includes an estimate of amounts incurred but not yet reported as well as loss adjustment expenses. General insurance expenses consist primarily of compensation expenses and other home office overhead.

Operating results are reported through 3 business segments: property and casualty insurance operations, life insurance operations and leasing operations. Property and casualty operations (NSFC and Omega One) accounted for 88.8% of premium revenues. Life insurance operations (NSIC) accounted for 11.2% of premium revenues.

Information is presented in whole dollars.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table sets for the components of property and casualty insurance earned premiums for the six month periods ending June 30, 2004 and 2003.

	Six months ended June 30,		Percent
	2004	2003	increase (decrease)
Property and Casualty operations:
Dwelling fire &extended coverage	11,827,249	8,774,122	34.80%
Homeowners (Including mobile homeowners)	9,369,609	6,883,146	36.12%
Ocean marine	1,120,480	883,780	26.78%
Other liability	335,927	387,958	-13.41%
Private passenger auto liability	1,968,442	1,793,154	9.78%
Commercial auto liability	342,310	327,012	4.68%
Auto physical damage	1,699,159	1,461,517	16.26%
Reinsurance premium ceded	(1,884,723)	(1,439,913)	30.89%

Total earned premium revenue	$24,778,454	$19,070,776	29.93%

The Company’s Property and Casualty operations experienced record premium revenue for a six-month period for the six months ended June 30, 2004 and an increase in revenue of nearly 30% compared to the first six months of 2003. NSFC’s dwelling fire and homeowners lines of business are the primary contributors to the increase in earned premium. Combined underwriting income (before tax) for Property and Casualty operations was over $3,000,000 for the period ended June 30, 2004. Another significant factor in the property and casualty division is that there were no catastrophe losses for the period ended June 30, 2004 compared to the $923,971 in catastrophe losses in the same period last year.

LIFE INSURANCE OPERATIONS

The following table sets forth life insurance premiums for the six month periods ended June 30, 2004 and 2003:

	Six months ended June 30,		Percent
	2004	2003	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$2,466,903	$2,257,236	9.29%
Accident and health insurance	654,353	623,774	4.90%
Other	--	562	-100.00%

Total life, accident and health earned premium revenue	3,121,257	2,881,572	8.32%

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. NSIC’s premium revenue is up by 8.32% to $3,121,257 for the period ending June 30, 2004 compared to $2,881,572 this same period last year. Premium revenue in the life insurance subsidiary accounts for 11.2% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, independent agents and employee agents. Independent agents account for over 90% of all new business production in NSIC and are the main contributor to the increase in premium revenue. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased nearly 9.29% in the first six months of 2004 compared to the same period last year. Accident and health insurance premium revenue increased 4.90%. Increased sales of lump sum cancer and critical illness health products through independent agents and increased group sales of traditional life insurance products are the primary factors contributing to the increase in NSIC premium revenue.

Net income from life insurance operations was $253,769 for the period ended June 30, 2004 compared to $524,379 for the same period last year. An increase in insurance claim losses and litigation related expenses are the primary factors contributing to the decline in net income from life operations.

LEASING OPERATIONS

The Company holds a 50% interest in The Mobile Attic, Inc. and its wholly owned subsidiary Mobile Attic Franchising Company (MAFCO) which due to the implementation FIN 46 is now consolidated in the Company’s financial statements. The Mobile Attic, Inc., through a network of independent dealers, is in the business of leasing portable storage units to construction companies, retail establishments and household customers. MAFCO, established in the first quarter of 2004, is in the business of establishing Mobile Attic portable storage leasing franchises. Net income from leasing operations was $126,809 for the six months ended June 30, 2004 after expensing approximately $81,000 in organization costs related to the establishment of MAFCO in the first quarter of 2004. The Mobile Attic, Inc. had a net loss of $35,000 during the same period last year.

Significant components of Mobile Attic revenue are as follows:

	Six months ended June 30,		Percent
	2004	2003	increase (decrease)
Rental Revenue	$798,305	$600,149	33.02%
Franchise Fees	105,000	--	100.00%
Interest Income and other income	559	72	676.39%

Total	$903,864	$600,221	50.59%

Rental revenue consists of revenue generated from rental of Company owned portable storage containers rented through a network of independent dealers. Rental revenue is currently highly seasonal with over 50% of revenue generated in the last four months of the year. As the business continues to mature management expects rental revenue to become less seasonal.

Franchise fee revenue consists of fees collected from new franchisees upon execution of franchise agreements for establishment of a Mobile Attic portable storage leasing franchise. Franchise fees are earned upon substantial completion of the terms of the franchise agreement, which generally takes a period of four to six months to complete. Under the franchise operating structure, franchisees purchase portable storage containers through Mobile Attic. The franchise structure will allow Mobile Attic to expand growth opportunities while limiting additional capital requirements.

Mobile Attic will also collect royalty fees from franchisees, which are set as a percentage of base rental rates in the franchise agreement. Because MAFCO has just began to market Mobile Attic franchises in early 2004, royalty fees are currently an immaterial component of segment revenue, but it is anticipated that royalty revenue will compose a significant component of total revenue as franchise operations become more established over the next three to five years. Mobile Attic established three new franchises in the first six months of 2004.

HOME OFFICE

The Company’s home office is located in Elba, Alabama. The Life insurance subsidiary owns its principal executive offices located at 661 East Davis Street, Elba, Alabama. The executive offices are shared by the insurance subsidiaries. The building was constructed in 1977 and consists of approximately 26,000 square feet. The Company believes this space to be adequate for its foreseeable future needs. Also located on premises is a 2,800 square foot conference center. The home office employs approximately 105 employees.

INVESTMENTS

Investment Philosophy

The Company seeks to invest in securities that will increase earnings through increases in income and/or reductions of tax liabilities. The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At June 30, 2004 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Investment Activities
The composition of the Company’s investment portfolio is as follows at June 30, 2004 and December 31, 2003:

	Available for Sale
	2004		2003
	Market	Book	Market	Book
US Govt & Agencies	23,575,130	23,793,938	21,733,325	21,648,048
Collateralized Mortgage Obligation	2,668,639	2,707,756	3,077,906	3,118,087
States and political subdivisions	9,633,007	9,409,743	9,496,159	9,191,860
Public Utility	1,088,888	1,056,485	1,116,497	1,056,142
Corporate	11,697,002	11,226,383	19,590,472	18,285,926

Subtotal	48,662,666	48,194,305	55,014,359	53,300,063

	Held to Maturity
	2004		2003
	Market	Book	Market	Book
US Govt & Agencies	13,911,365	14,309,552	13,661,769	13,996,409
Collateralized Mortgage Obligation	4,964,247	5,072,012	4,536,311	4,635,065
States and political subdivisions	1,516,342	1,544,767	--	--
Public Utility	--	--	--	--
Corporate	3,286,304	3,286,304	--	--

Subtotal	23,678,258	24,212,635	18,198,080	18,631,474

	Balance Sheet Total
	2004	2003
US Govt & Agencies	37,884,682	35,729,734
Collateralized Mortgage Obligation	7,740,651	7,712,971
States and political subdivisions	11,177,774	9,496,159
Public Utility	1,088,888	1,116,497
Corporate	14,983,306	19,590,472

Total	72,875,301	73,645,833

Equity Securities	2004	2003

Preferred Stock	1,547,650	1,850,350
Common Stock	19,496,308	18,881,926

POLICYHOLDER BENEFITS AND SETTLEMENT EXPENSES:

Policyholder benefits and settlement expenses increased $2,026,000, but as a percent of earned premium decreased compared to last year, 55.95% versus 61.88%. The most significant factor contributing to the decline in the percentage of property and casualty policyholder benefits to premium revenue was an overall improvement in underwriting performance of the dwelling property and casualty insurance operations. Management has made numerous rate adjustments and improvements in underwriting procedures, which have positively impacted underwriting results for the dwelling lines of business. Results for the first six months of 2003 were adversely impacted by over $900,000 in catastrophe related losses primary associated with inland tornado and windstorm activity.

POLICY ACQUISITION COSTS:

Policy acquisition costs are up $1,313,000 compared to last year, an increase of 30%. However, as a percentage of premium earned, policy acquisition costs are virtually unchanged from last year. Policy acquisition costs consist primarily of insurance sales commissions paid to independent agents and consequently generally tend to rise and fall with the level of premium revenue.

GENERAL INSURANCE EXPENSES:

General expenses as a percent of earned premium were 14.8% in the second quarter of 2004 compared to 15.2% in the second quarter of 2003. General insurance expenses primarily consist of expenses associated with home office operations of the insurance subsidiaries. The Company has experienced significant improvement in the ratio of general expenses to premium revenue over the last two years as premium volume has grown. The higher premium volume has allowed the Company to achieve greater economies of scale as home office operations have expanded at a slower rate than premium revenue.

INSURANCE TAXES, LICENSES, AND FEES:

Insurance taxes, licenses and fees have increased with premium revenue in 2004, but as a percent of premium revenue are virtually unchanged compared to 2003. Insurance taxes, licenses and fees generally rise and fall consistent with respective increases and decreases in premium revenue.

SUMMARY:

The Company has a year to date net income of $3,497,000 versus net income of $2,096,000 for the same period last year. Increased premium volume and increased efficiency in home office operations, along with much improved property and casualty underwriting results are the most significant factors contributing to the increase in earnings.

INCOME TAXES:

The effective tax rate in the first six months of 2004 was 26.95% compared to 31.95% for the first six months of 2003. Generally the property/casualty subsidiaries pay a higher effective tax rate due to several factors, including, but not limited to, a tax on 20% of unearned premiums, the discounting of loss reserves for federal income tax purposes, and tax on a portion of income from otherwise “tax-free” bonds. A higher percentage of earnings from property/casualty operations compared to life insurance operations generally lead to a higher effective tax rate. A decline in the rate of growth of new business and consequently, a decline in the taxable portion of unearned premium is the primary factor leading to the decline in the effective tax rate for the first six months of 2004 compared to the same period last year.

The deferred tax liability decreased significantly the first six months of 2004 to $2,310,000 compared to $3,223,000 this same period last year. A decline in the leasing segment’s deferred tax liability due to a decrease in the difference between book and tax depreciation and a decline in accumulated unrealized capital gains are the primary factors leading to the decline in deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 2004, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $47.53 million, up $1.66 million compared to December 31, 2003. The increase reflects net income of $3,496,000, a decrease in accumulated unrealized investment gains of $799,000, and dividends paid of $1,036,000.

The Company has $2.9 million in notes from local banks which management intends to repay and/or refinance within the next three years. Management does not anticipate any liquidity issues related to repayment or refinancing of this debt. Remaining debt of $13.1 million is a note of Mobile Attic, Inc. Management believes future cash flows of the portable storage-leasing segment will be adequate to cover future principal and interest payments on this debt.

The Company had $2,428,000 in cash and cash equivalents at June 30, 2004. Net cash provided by operating activities was $1,660,000 for the current period, compared to $5,854,000 for the period ended June 30, 2003. Cash used in investing activities was $244,000. Cash dividends paid to stockholders’ of $1,036,000 and the change in checks outstanding in excess of bank balances of $942,000 were the primary changes in cash provided by financing activities.

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

The Company’s business is concentrated primarily in the Southeastern United States. Accordingly, unusually severe storms or other disasters in the Southeastern United States might have a more significant effect on the Company than on a more geographically diversified insurance company. Unusually severe storms, other natural disasters and other events could have a material adverse impact on the Company’s operating results in the period in which such event occurs. However, the Company maintains a catastrophe reinsurance program to limit the effect of such catastrophic natural disasters on the Company’s financial condition.

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

Item 3. Market Risk Disclosures

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the six months ended June 30, 2004. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2003.

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

Management is currently performing documentation procedures in preliminary assessment on internal controls over financial reporting in order to document and evaluate the current controls in place in order to form a basis for future testing required for compliance with Section 404 of the Sarbanes-Oxley Act. In the past, management has relied on existing controls although said controls may not have been in unabridged written form.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings
                Please refer to Note 6 to the financial statements.

Item 2.    Changes in Securities and Use of Proceeds
                None

Item 3.    Defaults Upon Senior Securities
               None

Item 4.    Submission of Matters to a Vote of Security Holders
               None

Item 5.    Other Information

The National Security Group, Inc. was authorized to amend its Certificate of Incorporation at the 2003 Annual Shareholder's Meeting held on April 15, 2004. A Certificate of Amendment of Certificate of Incorporation, signed and dated July 26, 2004, has been filed with the Delaware Division of Corporations.

Item 6.    Exhibits and Reports on Form 8-K

a. Exhibits

3. Certificate of Amendment of Certificate of Incorporation

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

31.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended June 30, 2003

Date of Report	Date Filed	Description

July 19, 2004	July 28,2004	Item 5. Other Events disclosure of press release declaring quarterly dividend

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

Dated: August 13, 2004

Exhibit 31.1
CERTIFICATION

I, William L. Brunson, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The National Security Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2004

/S/ William L. Brunson Jr. —————————————— William L. Brunson, Jr. Chief Executive Officer

Exhibit 31.2
CERTIFICATION

I, Brian R. McLeod, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The National Security Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2004

/S/ Brian R. McLeod —————————————— Brian R. McLeod, CPA Chief Financial Officer

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2004

/S/ William L. Brunson Jr. —————————————— Name: William L. Brunson, Jr. Title: Chief Executive Officer

EXHIBIT 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2 Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2004

/S/ Brian R. McLeod —————————————— Name: Brian R. McLeod, CPA Title: Chief Financial Officer