Form 10-Q
period 2004-09-30
NATIONAL SECURITY GROUP INC
filed 2004-11-12
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Exhibit index is located on 19.

1 of 23 pages

THE NATIONAL SECURITY GROUP, INC

INDEX

PART I. FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Revenues
Net insurance premiums earned	$11,972	$12,397	$39,872	$34,349
Net investment income	1,072	1,069	3,310	3,311
Realized investment gains	569	54	1,655	715
Revenue from leasing operations	989	465	1,892	1,030
Other Income	319	341	997	1,042

Total Revenues	14,921	14,326	47,726	40,447

Benefits and Expenses
Policyholder benefits and settlement expenses	11,924	6,960	27,533	20,543
Policy acquisition costs	2,510	2,896	8,309	7,382
General insurance expenses	1,693	1,896	5,820	5,231
Expenses from leasing operations	1,026	403	2,168	1,044
Insurance taxes, licenses and fees	545	517	1,800	1,531

Total benefits and expense	17,698	12,672	45,630	35,731

Income before income taxes	(2,777)	1,654	2,096	4,716
Income taxes (current and deferred)	(1,132)	736	181	1,720

Income Before Equity in Income of Affiliate	$(1,645)	$918	$1,915	$2,996
(Earnings) Loss of Minority Interest	23	(6)	(40)	12

Net Income	$(1,622)	$912	$1,875	$3,008

Earnings per share	$(0.66)	$0.37	$0.76	$1.22

Dividends Declared per Share	$0.210	$0.205	$0.420	$0.410

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	As of September 30, 2004	As of December 31, 2003
	(Unaudited)

Assets
Investments:
Fixed Maturities held-to maturity, at amortized cost
(estimated fair value: 2004 -$24,068; 2003 - $18,198)	$24,550	$18,631
Fixed Maturities available-for-sale, at estimated fair value
(cost: 2004 - $48,635; 2003 - $53,300)	49,355	55,015
Equity securities available-for-sale at estimated fair value
(cost: 2004 - $10,071; 2003 - $10,205)	20,395	20,432
Mortgage loans	240	245
Investment real estate, at cost	1,579	1,564
Policy loans	775	730
Other invested assets	205	--
Short-term investments	--	300

Total investments	97,099	96,917

Cash and cash equivalents	2,101	1,295
Accrued investment income	828	930
Receivable from agents, less allowance for credit losses	2,377	2,602
Reinsurance recoverable	9,970	1,799
Deferred policy acquisition costs	6,223	5,817
Prepaid reinsurance premiums	514	496
Property and equipment, net	16,826	16,513
Other assets	1,010	867

Total assets	136,948	127,236

Liabilities
Note Payable	--	5,000
Policy liabilities and accruals-Life Insurance	24,622	24,218
Policy liabilities and accruals-Property and Casualty Insurance	23,927	11,343
Unearned premiums	15,247	13,750
Other policyholder funds	1,409	1,416
Long-term debt	15,915	10,921
Current income tax payable	335	1,486
Deferred income tax	2,190	3,223
Other liabilities	7,045	9,122

Total liabilities	90,690	80,479

Minority Interest in Affiliate	899	885
Shareholders' Equity
Common stock, $1 par value, 2,466,600 shares outstanding	2,467	2,467
Additional paid in capital	4,951	4,951
Accumulated comprehensive income:
Net unrealized appreciation on investment securities	7,795	8,629
Retained Earnings	30,146	29,825

Total shareholders' equity	45,359	45,872

Total liabilities and shareholder's equity	136,948	127,236

Shareholders' Equity per Share	18.39	18.60

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital
Balance at December 31, 2002	$42,159	$27,770	$6,971	$2,467	$4,951
Comprehensive Income
Net Income for 2003	4,090	4,090
Other comprehensive income (net of tax)
Unrealized gain on securities, net of
reclassification adjustment	1,658		1,658

Total Comprehensive Income	5,748

Cash dividends	(2,035)	(2,035)

Balance at December 31, 2003	$45,872	$29,825	$8,629	$2,467	$4,951
Comprehensive Income
Net Income nine months ended 9/30/2004	1,875	1,875
Other comprehensive income (net of tax)
Unrealized gain on securities, net of
reclassification adjustment	(834)		(834)

Total Comprehensive Income	1,041

Cash dividends	(1,554)	(1,554)

Balance at September 30, 2004 (Unaudited)	$45,359	$30,146	$7,795	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.
THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Income from continuing operations	$1,875	$3,008
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Accrued investment income	102	61
Reinsurance receivables	(8,171)	(335)
Deferred Policy acquisition costs	(406)	(584)
Income Taxes	(2,184)	1,416
Depreciation expense	599	475
Policy liabilities and claims	12,988	5,759
Other, net	252	(1,179)

Net cash provided by operating activities	5,055	8,621

Cash Flows from Investing Activities
Cost of investments acquired	(23,906)	(30,321)
Sale and maturity of investments	22,890	24,425
Purchase of property and equipment	(705)	(6,778)
Change in Minority Interest	14	(12)

Net cash used in investing activities	(1,707)	(12,686)

Cash Flows from Financing Activities
Change in other policyholder funds	(7)	38
Change in notes payable	(6)	5,992
Dividends paid	(1,554)	(1,517)
Change in drafts outstanding	(975)	1,190

Net cash provided by financing activities	(2,542)	5,703

Net change in cash and cash equivalents	806	1,638
Cash and cash equivalents, beginning of period	1,295	2,055

Cash and cash equivalents, end of period	$2,101	$3,693

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

Mobile Attic was previously reported using the equity method of accounting. For comparative purposes, the Company made adjustments to the December 31, 2003 Balance Sheet shown in this Form 10-Q and the Income Statement for the period ended September 30, 2003. These adjustments increased December 31, 2003 assets by $15,109,000 and liabilities by $13,394,000. The adjustment had no effect on consolidated stockholders equity. Certain accounts in the Income Statement for the period ended September 30, 2004 were adjusted as a result of the consolidation of Mobile Attic, but because the results of Mobile Attic were previously reported under the equity method, the adjustments had no effect on the consolidated results of operations for the period ended September 30, 2004.

Change in financial statement presentation as a result of reclassifying financial statement line items:

In previous financial statements, the Company reported Mobile Attic’s income and expense activities as individual line items on the income statement. The Company has elected to combine rental revenue, franchise fees and container sales under revenue from leasing operations. The changes in individual components of leasing operations are disclosed and discussed in the management discussion and analysis.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ended September 30, 2004 was 2,466,600 and for the period ended September 30, 2003 was 2,466,600.

Note 4-Changes in Shareholder’s Equity (in thousands)

During the nine months ended September 30, 2004 and 2003, there were no changes in shareholders’ equity except for net income of $1,875,000 and $3,008,000 respectively; dividends paid of $1,554,000 and $1,517,000 respectively; and unrealized investment (losses) gains, net of applicable taxes, of $(834,000) and $1,460,000 respectively.

Note 5 — Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:
(in thousands)

	September 30, 2004	January 1, 2004

Deferred policy acquisition costs	(2,116)	(1,978)
Policy liabilities	157	209
Unearned premiums	1,002	908
Claims liabilities	491	279
General insurance expenses	1,307	1,107
Mobile Attic	217	(135)
Unrealized gains on securities available-for-sale	(3,248)	(3,613)

Net deferred tax liability	(2,190)	(3,223)

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Note 6-Contingencies

Financial Guarantee

At September 30, 2004, the Company guaranteed 90% of a line of credit in the amount of $13 million of its affiliate, Mobile Attic, Inc. The Company is paid a guaranty fee based on the average balance of the lines of credit. The guarantees expire in June 2007. Credit risk represents the accounting loss that would be recognized at the reporting date if Mobile Attic, Inc. failed to perform completely as contracted. The maximum credit risk of approximately $11.8 million assumes that no amounts could be recovered from other parties. The note is secured by the assets of Mobile Attic, Inc which totaled $15.8 million at September 30, 2004. As a result of the existence of the guarantees, the Company consolidated the accounts of Mobile Attic, Inc. in September 2004 financial statements according to the provisions of FASB Interpretation 46 (revised December 2003) of Accounting Research Bulletin No. 51.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(Note 6-Contingencies Continued)

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

We have reviewed the accompanying consolidated balance sheet of The National Security Group, Inc. and its subsidiaries as of September 30, 2004, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2004 and 2003, the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003, and the consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2004. This interim financial information is the responsibility of the Company’s management.

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

/S/ Barfield, Murphy, Shank & Smith, P.C.

Birmingham, Alabama
November 12, 2004

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis addresses the financial position, operating results and cash flow during the periods included in the accompanying consolidated financial statements. Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement. Please review our disclosure regarding forward-looking statements on page 17 of this report.

The National Security Group Inc. through its insurance subsidiaries provides property, liability, life, accident and supplemental health insurance products in thirteen states. Primary property and casualty insurance subsidiaries are National Security Fire and Casualty Company and Omega One Insurance Company, which provide primarily personal lines dwelling, homeowners, mobile homeowners, and automobile insurance coverage in twelve states, primarily in the Southeastern United States. National Security Insurance Company is a wholly owned subsidiary providing life, accident and supplemental health insurance coverage in five states. Natsco, Inc. is an inactive wholly owned subsidiary formed in 1984. The Company has found its niche focusing on developing new and existing markets and specializing in meeting needs unique to the markets we serve. The Company has one 50% owned subsidiary, The Mobile Attic, Inc. which, like its wholly owned subsidiaries, generates the majority of its income from serving a niche market in the portable storage leasing industry. The Company is listed on the NASDAQ National Market under the symbol: NSEC.

The Company’s revenue consists primarily of premiums earned, policy charges and net investment income. Policyholder benefits and settlement expenses consist mainly of claims paid and claims in process and pending. This includes an estimate of amounts incurred but not yet reported as well as loss adjustment expenses. General insurance expenses consist primarily of compensation expenses and other home office overhead. Operating results are reported through 3 business segments: property and casualty insurance operations, life insurance operations and leasing operations. Property and casualty operations (NSFC and Omega One) accounted for 88.33% of premium revenues. Life insurance operations (NSIC) accounted for 11.67% of premium revenues.

Third quarter operating results were materially impacted by losses sustained in the property and casualty insurance segment from losses incurred from Hurricane Ivan. Further details of losses from Hurricane Ivan are discussed in the Property and Casualty Insurance Operations segment of this Management Discussion and Analysis.

Information is presented in whole dollars.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

On September 16, 2004 Hurricane Ivan made landfall on the Alabama Gulf Coast. Widespread damage related to Ivan’s destructive winds occurred in the NSFC subsidiary of the property and casualty segment, primarily in the coverage areas in Alabama, Georgia, and Mississippi. Total estimated insured catastrophe losses and loss adjustment expenses from Hurricane Ivan, before reinsurance recoveries, were $11,983,000. NSFC maintains catastrophe reinsurance protection to mitigate the impact of catastrophic event such as Hurricane Ivan. Under the catastrophe reinsurance protection, other insurers assume portions of NSFC’s risk beyond retention limits defined in the reinsurance contract. Losses from Hurricane Ivan will exceed NSFC retention limits under the reinsurance contract. NSFC has estimated reinsurance recoveries under the catastrophe reinsurance agreement of $7,997,000 associated with Hurricane Ivan losses. Total losses net of reinsurance recoveries are estimated to be $3,986,000 and are reflected at such amount in the Consolidated Statement of Income for the period ending September 30, 2004. In addition to estimated losses from Ivan, NSFC was also obligated to pay reinstatement premiums to insure against a second catastrophic event in the same contract year (2004 calendar year). The cost of reinstatement premiums, triggered by Hurricane Ivan, in the amount of $1,181,000 are reflected in consolidated results of operations as a decrease in net insurance premium earned.

        The following table sets for the components of property and casualty insurance earned premiums for the nine month periods ended September 30, 2004 and 2003.

	Nine months ended September 30,		Percent
	2004	2003	increase(decrease)
Property and Casualty operations:
Dwelling fire & extended coverage	16,987,613	14,258,166	19.14%
Homeowners (Including mobile homeowners)	14,048,619	10,397,181	35.12%
Ocean marine	1,644,836	1,382,616	18.97%
Other liability	473,733	598,945	(20	.91)%
Private passenger auto liability	2,829,313	2,666,808	6.09%
Commercial auto liability	560,475	665,393	(15	.77)%
Auto physical damage	2,402,604	2,251,257	6.72%
Reinsurance premium ceded	(3,727,972)	(2,253,074)	65.46%

Total earned premium revenue	$35,219,221	$29,967,292	17.53%

Premium revenue from the Company’s property and casualty operations continues to experience growth. Direct earned premium in the core lines of dwelling fire and homeowners are up 19% and 35% respectively in the first nine months of 2004 compared to 2003. These two programs are the primary catalyst of a 17.53% increase in total property and casualty premium revenue for the year to date in 2004 compared to 2003.

Combined income for Property and Casualty operations was $2,117,000 for the period ended September 30, 2004 compared to $2,691,000 the same period last year.

LIFE INSURANCE OPERATIONS

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. Premium revenue in the life insurance subsidiary accounts for 11.67% of total premium income of the Company. Independent agents account for over 90% of all new business production in NSIC. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. The following table sets forth life insurance premiums for the nine month periods ended September 30, 2004 and 2003:

	Nine months ended September 30,		Percent
	2004	2003	increase(decrease)
Life, accident and health operations:
Traditional life insurance	$3,616,950	$3,362,307	7.57%
Accident and health insurance	1,035,767	1,018,880	1.66%
Other	--	743	(100	.00)%

Total life, accident and health earned premium revenue	4,652,717	4,381,930	6.18%

The increase in premium revenue for the period ended September 30, 2004 depicted in the above table is primarily attributed to growth generated by the independent agent method of distribution. Although revenue growth generated through the independent agent distribution channel is beginning to stabilize, profitability is improving with field cost down eight percentage points to 48.68% of premium revenue for the period ended September 30, 2004 compared to 57.01% for the same period last year. Net income for the period ended September 30, 2004 declined to $182,700 compared to $860,000 for the same period last year. Decreases in adjuster fees, realized capital gains and a slight increase in claims compared to the prior year are the primary factors contributing to the decline.

LEASING OPERATIONS

The Company holds a 50% interest in The Mobile Attic, Inc. and its wholly owned subsidiary Mobile Attic Franchising Company (MAFCO) which due to the implementation FIN 46 is now consolidated in the Company’s financial statements. The Mobile Attic, Inc., through a network of independent dealers, is in the business of leasing portable storage units to construction companies, retail establishments and household customers. MAFCO, established in the first quarter of 2004, is in the business of establishing Mobile Attic portable storage leasing franchises. Net income from leasing operations was $80,328 for the nine months ended September 30, 2004 after expensing approximately $104,500 in organization costs related to the establishment of MAFCO in the first quarter of 2004. The Mobile Attic, Inc. had a net loss of $23,000 during the same period last year.

Significant components of Mobile Attic revenue are as follows:

	Nine months ended September 30,		Percent
	2004	2003	increase(decrease)
Rental Revenue	$1,301,560	$1,030,067	26.36%
Franchise Fees	210,000	--	100.00%
Container Sales	380,000	--	100.00%

Total	$1,891,560	$1,030,067	83.63%

Rental revenue consists of revenue generated from rental of Company owned portable storage containers rented through a network of independent dealers. Rental revenue is currently highly seasonal with approximately 50% of revenue generated in the last four months of the year. As the business continues to mature management expects rental revenue to become less seasonal.

Franchise fee revenue consists of fees collected from new franchisees upon execution of franchise agreements for establishment of a Mobile Attic portable storage leasing franchise. Franchise fees are earned upon substantial completion of the terms of the franchise agreement, which generally takes a period of four to six months to complete. Under the franchise operating structure, franchisees purchase portable storage containers through Mobile Attic. The franchise structure will allow Mobile Attic to expand growth opportunities while limiting additional capital requirements. Franchise fees for six franchises were earned during the third quarter of 2004.

Mobile Attic will also collect royalty fees from franchisees, which are set as a percentage of base rental rates in the franchise agreement. Because MAFCO has just began to market Mobile Attic franchises in early 2004, royalty fees are currently an immaterial component of segment revenue, but it is anticipated that royalty revenue will compose a significant component of total revenue as franchise operations become more established over the next three to five years. Mobile Attic established four new franchises during the third quarter of 2004.

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

INVESTMENTS

Investment Philosophy

The Company seeks to invest in securities that will increase earnings through increases in income and/or reductions of tax liabilities. The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At September 30, 2004 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Investment Activities

The composition of the Company’s investment portfolio is as follows at September 30, 2004 and December 31, 2003:

	Available for Sale
	2004		2003
	Market	Book	Market	Book
US Govt & Agencies	24,401,202	24,527,575	21,733,325	21,648,048
Collateralized Mortgage Obligation	3,038,700	3,032,576	3,077,906	3,118,087
States and political subdivisions	9,667,392	9,365,099	9,496,159	9,191,860
Public Utility	1,091,073	1,056,663	1,116,497	1,056,142
Corporate	11,156,582	10,653,172	19,590,472	18,285,926

Subtotal	49,354,949	48,635,085	55,014,359	53,300,063

	Held to Maturity
	2004		2003
	Market	Book	Market	Book
US Govt & Agencies	13,952,745	14,288,855	13,661,769	13,996,409
Collateralized Mortgage Obligation	4,869,829	4,983,578	4,536,311	4,635,065
States and political subdivisions	2,581,657	2,613,777	--	--
Public Utility	--	--	--	--
Corporate	2,663,999	2,663,999	--	--

Subtotal	24,068,230	24,550,209	18,198,080	18,631,474

	Balance Sheet Total
	2004	2003
US Govt &Agencies	38,690,057	35,729,734
Collateralized Mortgage Obligation	8,022,278	7,712,971
States and political subdivisions	12,281,169	9,496,159
Public Utility	1,091,073	1,116,497
Corporate	13,820,581	19,590,472

Total	73,905,158	73,645,833

Equity Securities	2004	2003

Preferred Stock	1,807,570	1,850,350
Common Stock	18,587,125	18,881,926

REINSURANCE RECOVERABLE

The reinsurance recoverable for the period ended September 30, 2004 was $9,970,000 compared to $1,799,000 at December 31, 2003, an increase of $8,261,000. As discussed on page 12 of this management discussion and analysis, NSFC incurred significant losses from Hurricane Ivan. NSFC maintains catastrophe reinsurance to mitigate the risk of such an event on the financial condition of the Company. The increase in reinsurance recoverable is due to the recording of estimated recoveries from reinsuring companies for claims associated with Hurricane Ivan.

POLICYHOLDER BENEFITS AND SETTLEMENT EXPENSES

Policyholder benefits and settlement expenses increased $6,990,000 or from 51% of premium revenue to 58% of premium revenue. The most significant factors contributing to the increase in property and casualty policyholder benefits to premium revenue was the increase in paid losses and loss adjustment expenses primarily attributable to Hurricane Ivan. Management has made numerous rate adjustments and improvements in underwriting procedures, which have positively impacted underwriting results for the dwelling lines of business. As previously discussed, $3.9 million in incurred catastrophe losses and loss adjustment expense adversely impacted the nine months ended September 30, 2004. Results for the same period last year were impacted by catastrophe related losses and loss adjustment expenses of $1,028,000.

POLICY ACQUISITION COSTS:

Policy acquisition costs are up $927,000 compared to last year, an increase of 13%. However, as a percentage of premium earned, policy acquisition costs are virtually unchanged from last year at 21%. Policy acquisition costs consist primarily of insurance sales commissions paid to independent agents and consequently generally tend to rise and fall with the level of premium revenue.

GENERAL INSURANCE EXPENSES:

General expenses are up $589,000 for the period ended September 30, 2004 compared to the same period last year, but as a percentage of earned premiums, are unchanged from last year at 13%. General insurance expenses primarily consist of expenses associated with home office operations of the insurance subsidiaries.

INSURANCE TAXES, LICENSES, AND FEES:

Insurance taxes, licenses and fees have increased with premium revenue in 2004, but as a percent of premium revenue are virtually unchanged compared to 2003. Insurance taxes, licenses and fees generally rise and fall consistent with respective increases and decreases in premium revenue.

SUMMARY:

The Company has a year to date net income of $1,875,000 versus net income of $3,008,000 for the same period last year. The Company has a loss of $1,622,000 for the third quarter of 2004 compared to net income of $912,000 for the same quarter last year. Catastrophe losses resulting from Hurricane Ivan are the primary contributor to this decline in net income for the year to date and loss for the quarter. While it is disappointing that the Company incurred hurricane losses that materially impacted earnings for the quarter and year to date, management remains confident that improvements made in insurance operations not only lessened the impact of Hurricane Ivan, but also will aid in quickly returning the Company to more acceptable levels of profitability.

INCOME TAXES:

The effective tax rate is down significantly for the year to date due to the significant decline in earnings in the property and casualty insurance subsidiary. Generally the property/casualty subsidiaries pay a higher effective tax rate due to several factors, including, but not limited to, a tax on 20% of unearned premiums, the discounting of loss reserves for federal income tax purposes, and tax on a portion of income from otherwise “tax-free” bonds. A higher percentage of earnings from property/casualty operations compared to life insurance operations generally lead to a higher effective tax rate.

The deferred tax liability decreased significantly the nine months ended September 30, 2004 to $2,190,000 compared to $3,223,000 the December 31, 2003 balance. A decline in the leasing segment’s deferred tax liability due to a decrease in the difference between book and tax depreciation and a decline in accumulated unrealized capital gains are the primary factors leading to the decline in deferred taxes. Deferred taxes are also affected fluctuations in changes in deferred directors’ compensation, deferred acquisition cost, accrued vacation leave, non-deductible litigation accruals, discounted loss reserves, and taxable unearned premiums.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 2004, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $45.36 million, down $513 thousand compared to December 31, 2003. The change in equity reflects net income of $1,875,000, a decrease in accumulated unrealized investment gains of $834,000, and dividends paid of $1,554,000.

The Company has $2.8 million in notes from local banks which management intends to repay and/or refinance within the next three years. Management does not anticipate any liquidity issues related to repayment or refinancing of this debt. Remaining debt of $13.1 million is a note of Mobile Attic, Inc. Management believes future cash flows of the portable storage-leasing segment will be adequate to cover future principal and interest payments on this debt.

The Company had $2,101,000 in cash and cash equivalents at September 30, 2004. Net cash provided by operating activities was $5,055,000 for the current period, compared to $7,671,000 for the period ended September 30, 2003. Cash used in investing activities was $1,707,000. Cash dividends paid to stockholders’ of $1,554,000 was the primary change in cash provided by financing activities.

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

Item 3. Market Risk Disclosures

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the nine months ended September 30, 2004. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2003.

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

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
Please refer to Note 6 to the financial statements

Item 2.	Changes in Securities and Use of Proceeds None

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
a. Exhibits
11.	Computation of Earnings Per Share Filed Herewith, See Note 3 to Consolidated Financial Statements
31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
b.	Reports on Form 8-K during the quarter ended September 30, 2003
Date of Report	Date Filed	Description
August 13, 2004	August 16, 2004	Press release, dated August 13, 2004, issued by The National Security Group, Inc.

September 16, 2004	September 20, 2004	Press release, dated September 20. 2004, issued by The National Security Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.

BY: /S/ W L Brunson Jr. —————————————— William L. Brunson, Jr. President and Chief Executive Officer	BY: /S/ Brian R McLeod —————————————— Brian R. McLeod Treasurer and Chief Financial Officer

Dated: November 12, 2004

Exhibit 31.1

CERTIFICATION

I, William L. Brunson, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The National Security Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material 2 fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present 3 in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions): the periods presented in this report;

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

Date: November 12, 2004

BY: /S/ William L. Brunson Jr. —————————————— William L. Brunson, Jr. Chief Executive Officer

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

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

Date: November 12, 2004

BY: /S/ Brian R. McLeod —————————————— Brian R. McLeod, CPA Chief Financial Officer

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2004

BY: /S/ William L. Brunson Jr. —————————————— Name: William L. Brunson, Jr. Title: Chief Executive Officer

EXHIBIT 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2 Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2004

BY: /S/ Brian R. McLeod —————————————— Name: Brian R. McLeod, CPA Title: Chief Financial Officer