Form 10-K
period 2004-12-31
NATIONAL SECURITY GROUP INC
filed 2005-03-31
CIK 865058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2004	Commission File Number 0-18649

The National Security Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	63-1020300 (IRS Employer Identification No.)
661 East Davis Street Elba, Alabama (Address of principal executive offices)	36323 (Zip-Code)

Registrant's Telephone Number including Area Code (334) 897-2273

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).    Yes      No

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 2004, (based upon the bid price of these shares on NASDAQ on such date) was $22,741,844.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding December 31, 2004
Common Stock, $1.00 par value	2,466,600 shares

Note Regarding Forward-Looking Statements	The National Security Group, Inc.

Note Regarding Forward-Looking Statements

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. The following report contains forward-looking statements that are not strictly historical and that involve risks and uncertainties. Such statements include any statements containing the words “expect,” “plan,” “estimate,” “anticipate” or other words of a similar nature. Management cautions investors about forward-looking statements. Forward-looking statements involve certain evaluation criteria, such as risks, uncertainties, estimates, and/or assumptions made by individuals informed of the Company and industries in which we operate. Any variation in the preceding evaluation criteria could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, without limitation, the following:

•	The insurance industry is highly competitive and the Company encounters significant competition in all lines of business from other insurance companies. Many of the competing companies have more abundant financial resources than the Company.

•	Insurance is a regulated industry. It is possible that legislation may be enacted which would have an adverse effect on the Company’s business.

•	The Company is subject to regulation by state governments for each of the states in which it conducts business. The Company cannot predict the subject of any future regulatory initiative(s) or its(their) impact on the Company’s business.

•	The Company is rated by various insurance rating agencies. If a rating is downgraded from its current level by one of these agencies, sales of the Company’s products and stock could be adversely impacted.

•	The Company’s financial results are adversely affected by increases in policy claims received by the Company. While a manageable risk, this fluctuation is unpredictable.

•	The Company’s investments are subject to a variety of risks. Investments are subject to defaults and changes in market value. Market value can be affected by changes in interest rates, market performance and the economy.

•	The Company mitigates risk associated with life policies through implementing effective underwriting and reinsurance strategies. These factors mitigate, not control, risk related to mortality and morbidity exposure. The Company has established reserves for claims and future policy benefits based on amounts determined by independent actuaries. There is no assurance that these estimated reserves will prove to be sufficient or that the Company will not incur claims exceeding reserves, which could result in operating losses.

•	The Company mitigates risk associated with property and casualty policies through implementing effective underwriting and reinsurance strategies. The Company obtains reinsurance, which increases underwriting capacity and limits the risk associated with policy claims. The Company is subject to credit risk with regard to reinsurers as reinsurance does not alleviate the Company’s liability to its insureds for the ceded risks. The Company utilizes a third party to develop a reinsurance treaty with reinsurers who are reliable and financially stable. However, there is no guarantee that booked reinsurance recoverables will actually be recovered. A reinsurer’s insolvency or inability to make payments due could have a material adverse impact on the financial condition of the Company.

The National Security Group, Inc.

PART I

Item 1. Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company), an insurance holding company, was incorporated in Delaware on March 20, 1990. The Company, through its property and casualty subsidiaries, writes primarily dwelling fire and windstorm, homeowners, mobile homeowners, and personal non-standard automobile lines of insurance in eleven states. The Company, through its life insurance subsidiary, offers a basic line of life, and health and accident insurance products in six states. Property-casualty insurance is the most significant segment, accounting for 88% of total premium revenues.

The Company’s common stock is traded on the NASDAQ National Market under the symbol NSEC.

Industry Segment and Geographical Area Information

Property and Casualty Insurance Segment

The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. This segment will be referred to throughout this report as NSFC, Omega, property and casualty segment or P&C segment. NSFC is licensed to write insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina, and Tennessee, and operates on a surplus lines basis in the states of Louisiana, Missouri, and Texas. Omega is licensed to write insurance in Alabama and Louisiana. The following table indicates allocation percentages of direct written premium by state for the three years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Alabama	39.62%	44.88%	52.18%
Arkansas	8.25%	7.69%	7.71%
Georgia	6.42%	5.36%	6.66%
Louisiana	7.48%	7.87%	5.72%
Mississippi	20.23%	19.11%	12.99%
South Carolina	7.88%	6.72%	6.91%
Florida	0.43%	0.46%	0.48%
Missouri	1.64%	1.88%	2.61%
Oklahoma	2.77%	1.98%	1.73%
Tennessee	3.71%	1.96%	0.92%
Texas	1.57%	2.09%	2.09%

	100.00%	100.00%	100.00%

In general, the property-casualty insurance business involves the transfer by the insured, to an insurance company of all or a portion of certain risks for the payment, by the insured, of a premium to the insurance company. A portion of such risks is often retained by the insured in the form of deductibles, which vary from policy to policy, but are typically in the range of $250 to $500 on NSFC and Omega’s primary dwelling and automobile lines of business.

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

Part I	The National Security Group, Inc.

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

The following table sets forth the premiums earned and income during the periods reported for the property and casualty insurance segment:

	Year Ended December 31 (Amounts In Thousands)
	2004	2003	2002
Net premiums earned:
Fire, Allied lines, and Homeowners	$37,642	$32,669	$19,026
Automobile	7,468	7,453	6,961
Other	1,702	1,615	1,249

	$46,812	$41,737	$27,236

Income before taxes	$4,224	$5,720	$518

Property and Casualty Loss Reserves

The following Loss Reserve Re-estimates table illustrates the change over time of the net reserves established for property-liability insurance claims and claims expense at the end of the last 10 calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows retroactive re-estimates of the original recorded reserve as of the end of each successive year which is the result of the Company’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The third section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that year’s reserve liability. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether the original reserve was adequate to cover the estimated costs of unsettled claims. The Loss Reserve Re-estimates table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2004 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot assert that current year reserve balances will prove to be adequate. Due to the short tail nature of the property and casualty subsidiaries claim liabilities, the Company does not discount loss reserves for the time value of money. Dollar amounts are in thousands.

Part I	The National Security Group

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Gross unpaid losses per
Consolidated Balance Sheet	$12,294	$16,037	$19,088	$21,869	$21,528	$18,463	$15,409	$11,489	$11,513	$11,343	$13,094
Ceded reserves	(5,172)	(8,737)	(9,967)	(7,148)	(5,889)	(3,899)	(3,092)	(2,396)	(1,555)	(1,232)	(2,611)

Net unpaid losses	$7,122	$7,300	$9,121	$14,721	$15,639	$14,564	$12,317	$9,093	$9,958	$10,111	$10,483

Liability re-estimated:
1 year later	8,111	9,161	11,091	14,158	14,637	11,067	8,847	6,805	7,334	9,186	--
2 years later	8,294	9,833	10,691	14,570	12,067	9,261	7,863	6,017	7,165
3 years later	8,332	9,657	10,940	13,161	11,350	8,931	7,460	5,856
4 years later	8,255	9,706	10,295	12,936	11,496	8,556	7,236
5 years later	8,324	9,613	10,310	13,271	11,121	8,422
6 years later	8,384	9,733	10,862	13,034	11,087
7 years later	8,424	10,373	10,724	13,104
8 years later	8,967	10,285	10,785
9 years later	8,932	10,356
10 years later	9,049

Cumulative deficiency (redundancy)	$1,927	$3,056	$1,664	($1,617)	($4,552)	($6,142)	($5,081)	($3,237)	($2,793)	($925)
Cumulative payments:
1 year later	4,236	5,449	5,227	7,176	5,997	4,423	3,907	3,362	4,342	5,567
2 years later	6,310	7,298	7,660	9,961	8,079	5,758	5,643	4,416	5,520
3 years later	7,247	8,215	8,848	10,887	8,997	7,266	6,359	5,076
4 years later	7,593	8,818	9,117	11,566	10,371	7,744	6,737
5 years later	7,939	8,988	9,479	12,522	10,557	8,039
6 years later	8,035	9,213	10,367	12,657	10,779
7 years later	8,089	10,069	10,473	12,892
8 years later	8,772	10,104	10,631
9 years later	8,800	10,262
10 years later	8,958

Net deficiency (redundancy) above	$1,927	$3,056	$1,664	($ 1,617)	($ 4,552)	($ 6,142)	($ 5,081)	($ 3,237)	($ 2,793)	($ 925)

Part I	The National Security Group, Inc.

Life Insurance Segment

National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947, conducts the Company’s life insurance business. This segment will be referred to throughout this report as NSIC, Life Company, or Life segment. NSIC is licensed to write insurance in six states: Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas. The following table indicates NSIC’s percentage of direct premiums collected by state for the three years ended December 31, 2004, 2003 and 2002.

State	Percentage of Total Direct Premiums
	2004	2003	2002
Alabama	65.23%	70.59%	73.86%
Georgia	18.80%	16.70%	15.29%
Mississpi	8.76%	6.89%	6.08%
South Carolina	3.18%	1.49%	0.28%
Florida	2.17%	3.05%	3.29%
Texas	1.86%	1.28%	1.20%

	100.00%	100.00%	100.00%

NSIC has two primary methods of distribution of insurance products, home service agents and independent agents. The home service distribution method of life insurance products accounts for 50% of total premium revenues in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent. The Company employed 17 home service agents at December 31, 2004. The independent agent distribution method accounts for 41% of total premium revenue in the life insurance segment. Since NSIC began marketing life, accident and health products through independent agents in 1999 the distribution channel has become the fastest growing method of distribution. The Company had approximately 624 agents that had new business production during 2004. The remaining 9% of premium revenue consists of the following: an acquired book of premium from a state guaranty association in 2000 (4%), premium generated through direct sales of school accident insurance (3%), and other miscellaneous business serviced directly through the home office.

The products offered by NSIC primarily consist of term and whole life insurance and supplemental accident and health insurance. NSIC does not sell annuities, interest sensitive whole life or universal life insurance products. Term life insurance policies provide death benefits if the insured’s death occurs during the specific premium paying term of the policy and generally do not include a savings or investment element in the policy premium. Whole-life insurance policies demand a higher premium than term life, but provide death benefits which are payable under effective policies regardless of the time of the insured’s death and have a savings and investment element which may result in the accumulation of a cash surrender value. Accident and health insurance provides coverage for losses sustained through sickness or accident and includes individual hospitalization and accident policies, group supplementary health policies and specialty products, such as cancer policies. These policies generally provide a specified fixed benefit and therefore have not experienced the escalating health care costs, which many health and accident insurance policies have experienced in recent years.

The following table displays a break down of 2004 life segment premium produced by product and distribution method (dollars in thousands):

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$195	$--	$144
Ordinary	2,395	1,638	250
Group Life	14	129	34
A&H Group	--	--	76
A&H Other	488	772	38

Total Premium by Distribution Method	$3,092	$2,539	$542

Part I	The National Security Group, Inc.

The following table sets forth certain information respecting the development of the Life Company’s business:

	Year Ended December 31 (Amounts In Thousands)
	2004	2003	2002
Life insurance in force at end of period:
Ordinary-whole Life	$112,400	$111,500	$104,200
Term Life	36,500	37,000	39,800
Industrial life	29,100	30,500	32,000
Other	--	--	--

	$178,000	$179,000	$176,000

Life insurance issued:
Ordinary-whole life	$46,150	$56,200	$64,500
Term Life	3,400	9,100	9,400
Industrial	--	--	--
Other	100	100	100

	$49,650	$65,400	$74,000

Net premiums earned:
Life insurance	$4,798	$4,496	$4,175
Accident and health insurance	1,375	1,303	1,220

	$6,173	$5,799	$5,395

Investments

Investment income is a significant portion of the Company’s total income. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company. Investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities. For 2004, investments comprise 76% of total assets and investment income (including realized gains) comprises 11% of total revenues evidencing the significant impact investments can have on financial results. As the Company’s insurance subsidiaries are regulated as to the types of investments that they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, which meets regulatory requirements. The central theme of the Company’s investment philosophy is to conserve capital resources and assets while meeting the investment requirements of its reserves and providing a reasonable return on investments. This return is generated through current yield from invested assets as well as capital appreciation of investments.

The single most significant investment for the Company is The Mobile Attic, Inc. (Mobile Attic), a joint venture with a local manufacturing firm established in the fourth quarter of 2001. Mobile Attic, through a network of dealers, leases portable storage units in locations across Alabama and the Florida panhandle. During January of 2004, Mobile Attic established Mobile Attic Franchising Company (MAFCO), a wholly owned subsidiary. The primary focus of MAFCO will be to market Mobile Attic portable storage leasing franchises in the continental United States. The primary customers of Mobile Attic are building contractors, retail establishments, and residential consumers.

Part I	The National Security Group, Inc.

When established in 2001, the investment in Mobile Attic was accounted for under the equity method of accounting as management of the Company does not participate in the day-to-day management of Mobile Attic nor does the Company own a controlling interest in Mobile Attic. As discussed in note 2 to the Consolidated Financial Statements, due to preexisting guarantees of Mobile Attic debt, The Financial Accounting Standards Board’s adoption of FIN 46R dictated that the Company consolidates the results of Mobile Attic beginning in the first quarter of 2004.

The Company guarantees Mobile Attic debt totaling $13.1 million. Additional details of investments, including further discussion on the operations of Mobile Attic are discussed in detail in the accompanying management’s discussion and analysis.

Marketing and Distribution

NSIC products are marketed through a field force of agents and service representatives who are employees of the Life Company and through a network of independent agents. The independent agent method of distribution is expected to be more cost effective in the long term and has become the fastest growing method of distribution. In an effort to boost productivity and better educate agents on the products and services of NSIC, our marketing team routinely holds training meetings across the various regions we serve. We also offer our best agents opportunities to attend retreats, usually over a weekend, at least twice a year to network with the home office staff that helps serve them and our policyholders, gain broader knowledge of the products we offer, and offer feedback on how we can better serve our agency force and policyholders.

NSFC and Omega products are marketed through a network of independent agents and brokers, who are independent contractors and who generally maintain relationships with one or more competing insurance companies. Like NSIC, NSFC also routinely visits with agents both in their office and at training sessions throughout the regions we serve with a primary objective of educating agents about our products and services.

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by NSIC in 2004 averaged approximately 23% of premiums. Commissions paid by the NSFC in 2004 averaged approximately 18% of premiums. During 2004, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2004 NSIC employed 17 home service agents and one manager. NSIC also had approximately 624 independent agents actively producing new business.

At December 31, 2004 NSFC had contracts with approximately 1,335 independent agents in twelve states.

Risk Management

Underwriting

Underwriting is the first step in the Company’s risk management process. The insurance subsidiaries maintain underwriting departments that seek to evaluate the risks associated with the issuance of an insurance policy. NSIC accepts standard risks and, to an extent, substandard risks and engages medical doctors who review certain applications for insurance. In the case of the property-casualty subsidiaries, the underwriting staff attempts to assess, in light of the type of insurance sought by an applicant, the risks associated with a prospective insured or insurance situation. Depending upon the type of insurance involved, the process by which the risks are assessed will vary. In the case of automobile liability insurance, the underwriting staff assesses the risks involved in insuring a particular driver, and in the case of dwelling insurance, the underwriting staff assesses the risks involved in insuring a particular dwelling. Where possible, the underwriting staff of the property-casualty insurance subsidiary utilizes standard procedures as guides that quantify the hazards associated with a particular occupancy. In general, the property-casualty subsidiaries specialize in writing nonstandard risks.

Part I	The National Security Group, Inc.

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

Reinsurance

Reinsurance is the second step in the Company’s risk management process. Both insurance subsidiaries customarily reinsure with other insurers certain portions of the insurance risk. The primary purpose of such reinsurance arrangements is to enable the Company to limit its risk on individual policies, and in the case of property insurance, limit its risk in the event of a catastrophe in various geographic areas. A reinsurance arrangement does not discharge the issuing company from primary liability to the insured, and the issuing company is required to discharge its liability to the insured even if the reinsurer is unable to meet its obligations under the reinsurance arrangements. Reinsurance, however, does make the reinsurer liable to the issuing company to the extent of any reinsurance in force at the time of the loss. Reinsurance arrangements also decrease premiums retained by the issuing company since that company pays the reinsuring company a portion of total premiums based upon the amount of liability reinsured.

NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured. NSFC and Omega generally reinsure with third parties any liability in excess of $150,000 on any single policy. In addition, the property-casualty subsidiaries have catastrophe excess reinsurance, which provided protection in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 2004, the property-casualty subsidiaries had catastrophe protection up to a $35 million loss. Under the property and casualty subsidiaries reinsurance arrangement in force during 2004, the Company retained the first $2 million of insured losses from any single catastrophic event. The next $15.5 million in insured losses from any single event was 95% reinsured with the Company’s net retention being 5%. The final layer of reinsurance protection provided coverage for 100% of insured losses exceeding $17.5 million and up to $35 million. The amount of catastrophe reinsurance protection purchased by the Company was based on computer modeling of actual Company exposure. The Company generally seeks protection for worst case scenarios based on the computer modeling that mitigates losses up to a 1 in 250 year event, that is a loss that has less than a ½ of 1% chance of occurring in any given year. NSFC and Omega had a provision for one reinstatement (coverage for two catastrophic events) during 2004. In addition to catastrophe reinsurance, NSFC also had a 60% quota share reinsurance agreement on ocean marine exposure with additional excess of loss coverage.

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense, and withdrawals determined at the time the policies were issued. As of December 31, 2004, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $24 million. NSIC believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that such reserves are adequate to provide for future policy benefits. Wakely & Associates, consulting actuaries, provided actuarial services in calculating reserves.

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

Part I	The National Security Group, Inc.

loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2004, the property-casualty subsidiaries had reserves for unpaid claims of approximately $13.1 million before subtracting unpaid claims, which will be due from reinsurers of $2.6 million leaving net unpaid claims of $10.5 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2004, 2003 or 2002. The Company believes such reserves are adequate to provide for settlement of claims. Employees of the Company calculate NSFC and Omega loss reserves. Milliman, Inc. an independent actuarial consulting firm, reviews loss reserve estimates and issues a Statement of Actuarial Opinion regarding the adequacy of reserves.

Financial Ratings

The insurance subsidiaries are rated by AM Best Company, an insurance company-rating agency. NSFC is rated B++ (Very Good), Omega is rated B+ (Good) and NSIC is rated B (Fair) by AM Best Company.

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

Many states in which the insurance subsidiaries operate, including Alabama, have laws which require that insurers become members of guaranty associations. These associations guarantee that benefits due policyholders of insurance companies will continue to be provided even if the insurance company which wrote the business is financially unable to fulfill its obligations. To provide these benefits, the associations assess the insurance companies licensed in a state that write the line of insurance for which coverage is guaranteed. The amount of an insurer’s assessment is generally based on the relationship between that company’s premium volume in the state and the premium volume of all companies writing the particular line of insurance in the state. The Company has paid no material amounts to guaranty associations over the past three years. These payments, when made, are principally related to association costs incurred due to the insolvency of various insurance companies. Future assessments depend on the number and magnitude of insurance company insolvencies and such assessments are therefore difficult to predict.

Most states have enacted legislation or adopted administrative rules and regulations covering such matters as the acquisition of control of insurance companies, transactions between insurance companies and the persons controlling them. The National Association of Insurance Commissioners has recommended model legislation on these subjects and all states where the Company’s subsidiaries transact business have adopted, with some modifications, that model legislation. Among the matters regulated by such statutes are the payments of dividends. These regulations have a direct impact on the Company since its cash flow is substantially derived from dividends from its subsidiaries. However, the Company has not had nor does it foresee a problem obtaining the necessary funds to operate because of the regulation. Statutory limitations of dividend payments by subsidiaries are disclosed in Note 12 to the accompanying Consolidated Financial Statements.

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

Part I	The National Security Group, Inc.

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

The property-casualty subsidiaries market their products through independent agents and brokers, concentrating primarily on dwelling fire, homeowners and nonstandard auto coverage. NSFC, though one of the larger writers of lower value dwelling fire insurance in Alabama, nevertheless faces a number of competitors in this niche. Moreover, larger general line insurers also compete with NSFC. The market share in states other than Alabama is small. Price is the primary method of competition. Due to the method of marketing through independent agents, commission rates and service to the agent are also important factors in whether the independent agent agrees to offer NSFC products over its competitors.

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

Employees

The Company has no management or operational employees. Subsidiary National Security Insurance Company employs all employees. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with the National Security Insurance Company whereby the Company and the property and casualty subsidiary reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Imaging, Data Processing, Programming, Personnel, Claims, and Management. The Company, through NSIC, was represented by 17 employee agents in Alabama. The Company’s property and casualty subsidiaries had over 1300 independent agents at December 31, 2004. The Company believes its employee relations are good.

Additional information with respect to The National Security Group’s business

The Company maintains a website (www.nationalsecuritygroup.com). The National Security Group, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available through our Internet website, free of charge, as soon as reasonably practical upon having been electronically filed or furnished to the Securities and Exchange Commission. The Company’s code of ethical conduct is also available on our website and in print to any stockholder who requests copies by contacting The National Security Group, Attn: Investor Relations, P. O. Box 703, Elba, AL 36323. The Company’s periodic reports filed with the SEC, which include Forms 3, 4 and 5, Form 10-K, Form 10-Q, Form 8-K and any amendments thereto may also be accessed free of charge from the SEC’s website at www.sec.gov. Additional information about the Company’s 50% owned subsidiary, The Mobile Attic, Inc., can be found on its website www.mobileattic.com.

Part I	The National Security Group, Inc.

Item 2. Properties

The Company owns no property. The Life insurance subsidiary owns the Company's principal executive offices located at 661 East Davis Street, Elba, Alabama. The executive offices are shared by the insurance subsidiaries. The building was constructed in 1977 and consists of approximately 26,000 square feet. The Company believes this space to be adequate for its foreseeable future needs. The Company’s subsidiaries own certain real estate properties, including approximately 2,700 acres of timberland in Alabama.

Item 3. Legal Proceedings

The Company and its subsidiaries are named as parties to litigation related to the conduct of their insurance operations. Further information regarding details of pending suits can be found in Note 15 to the consolidated financial statements.

Item 4. Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2004.

Part II	The National Security Group, Inc.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The capital stock of the Company is traded in the NASDAQ national market. Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ). The trade symbol is NSEC.

The following table sets forth the high and low sales prices per share, as reported by NASDAQ during the period indicated:

	Stock Closing Prices
	High	Low
2004
First Quarter	$26.00	$19.03
Second Quarter	23.60	21.51
Third Quarter	25.20	20.26
Fourth Quarter	22.98	21.00
2003
First Quarter	$14.50	$13.35
Second Quarter	14.75	11.95
Third Quarter	17.00	14.03
Fourth Quarter	20.00	15.75

Shareholders

The number of shareholders of the Company’s capital stock as of January 31, 2005, was approximately 1,100.

Dividends

The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

Dividends Per Share
2004
First Quarter	0.210
Second Quarter	0.210
Third Quarter	0.210
Fourth Quarter	0.215
2003
First Quarter	0.205
Second Quarter	0.205
Third Quarter	0.205
Fourth Quarter	0.210

Discussion regarding dividend restrictions may be found on page 23 of the Managements’ Discussion and Analysis as well as in Note 12 of the consolidated financial statements.

Part II	The National Security Group, Inc.

Item 6. Selected Financial Data

(Amounts in thousands, except per share)

Operating results	2004	2003	2002	2001	2000
Net premiums earned	$52,985	$47,536	$32,631	$25,357	$22,921
Net investment income	4,328	4,080	4,235	4,506	4,434
Net realized investment gains	2,162	1,416	1,168	1,640	1,723
Net revenues from leasing operations	2,459	1,433	942	--	--
Other income	1,312	1,395	1,051	1,280	597

Total revenues	$63,246	$55,860	$40,027	$32,783	$29,675

Net Income	$3,113	$4,090	$908	$4,130	$3,776

Net income per share	$1.26	$1.66	$0.37	$1.67	$1.53

Other Selected Financial Data	2004	2003	2002	2001	2000
Total shareholders' equity	$46,676	$45,872	$42,159	$44,884	$43,780
Book value per share	18.92	18.60	17.09	18.18	17.74
Dividends per share	0.845	0.825	0.805	0.760	0.710
Net change in unrealized
capital gains (net of tax)	(225)	1,658	(1,647)	(1,161)	(136)

Total assets	$128,631	$127,236	$101,602	$99,484	$97,563

Managements Discussion and Analysis of Financial Condition and Results of Operations	The National Security Group, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries for the three years ended December 31, 2004. This discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included elsewhere herein. Please refer to our note regarding forward-looking statements on page 3 of this report.

The following are two words that will appear almost chronically throughout this discussion: Hurricane Ivan. Losses resulting from the impact of Hurricane Ivan significantly influenced the financial results for the year ended December 31, 2004. While total losses were mitigated through risk management using catastrophe excess of loss reinsurance; the Company’s share of total losses and catastrophe reinsurance reinstatement premium reduced net income by over $3,600,000.

RESULTS OF OPERATIONS

The following analysis of the Results of Operations should be read in conjunction with the Consolidated Financial Statements, which begin on Page 28 of this Form 10-K. Primary reference is made to the Consolidated Statements of Income on page 29 and segment information provided in Note 14 to the Consolidated Financial Statements.

Consolidated Results of Operations:

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

For the third consecutive year, 2004 premium revenue reached a new Company record high. Total premium revenue was $52,985,000, an increase of 11.5% over 2003 premium revenue of $47,536,000. Life segment revenue accounted for 11.7% of consolidated premium revenue and increased 6.5% over 2003. Property and casualty segment revenue accounted for 88.5% of consolidated premium revenue and increased 12.2% over 2003. Continued strong growth in the dwelling property lines of business, particularly the homeowners line of business, were the major contributor to increases in property and casualty premium revenue.

Consolidated income before income taxes declined 31.5% in 2004 to $3,853,000 compared to $5,628,000 in 2003. Hurricane Ivan, which struck the Alabama Gulf coast in September of 2004, is the primary factor leading to the decline in consolidated income before income taxes. Gross incurred losses, before reinsurance recoveries, from Hurricane Ivan totaled $14,577,000 including paid losses of $12,806,000, case unpaid losses and adjustment expenses of $1,077,000 and incurred but not reported reserve (IBNR) estimates of $694,000. After reinsurance recoveries, pre-tax losses from Hurricane Ivan totaled over $4,100,000 and a catastrophe reinsurance reinstatement premium of $1,400,000 was also incurred in the third quarter of 2004. As for the bottom line impact from Hurricane Ivan, consolidated net income declined by over $3,600,000 due to losses and expenses related to Hurricane Ivan.

Consolidated net income for 2004 was $3,113,000 compared to $4,090,000 in 2003, a decline of 23.9%. Again, Hurricane Ivan was the primary factor contributing to the decline in consolidated net income. On a per share basis earnings were $1.26 in 2004 compared to $1.66 in 2003.

Additional details on the sources of premium revenue growth and the impact of individual segments on consolidated income will be discussed in the respective Segment Results of Operations sections that follow.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premium revenue reached a record high (eclipsed in 2004) of $47,536,000 in 2003, an increase of 45.3% over 2002 premium revenue of $32,631,000, a previous Company record. Continued strong growth in the property and casualty insurance segment was the primary catalyst contributing to the increase in premium revenue. Property and casualty premium revenue totaled $41,737,000 in 2003 compared to $27,236,000 in 2002. Strong growth in dwelling property lines of business, particularly homeowners type products, were the major contributor to the increase in property and casualty premium revenue. The life, accident and health segment continued to increase premium revenue at a healthy pace with a 7.5% increase over 2002.

Managements Discussion and Analysis of Financial Condition and Results of Operations	The National Security Group, Inc.

Consolidated net income for the Company was $4,090,000 in 2003 compared to $908,000 in 2002. On a per share basis earnings were $1.66 in 2003 compared to $.37 in 2002. Realized capital gains in 2003 were $1,420,000 compared to $1,170,000 in 2002. Pre-tax earnings were $5,600,000 in 2003 compared to $1,500,000 in 2002. A much improved property and casualty combined ratio in the property and casualty subsidiaries was the primary factor contributing to the significant increase in the segments pre-tax earnings. The improvement in the property and casualty combined ratio is discussed further in the segment information presented below. The life, accident and health insurance segment experienced a 50% decline in pre-tax earnings primarily due to litigation related cost, which is discussed further in Note 15 to the consolidated financial statements.

Additional details on the sources of premium revenue growth and the impact of individual segments on consolidated income will be discussed in the respective segment results of operations sections that follow.

Industry Segment Data

Certain financial information for The National Security Group’s three segments (Life segment, property and casualty segment, and other (non-insurance)) is summarized as follows (amounts in thousands): Premium revenues:

	2004	%	2003	%	2002	%
Life, accident and health insurance	$6,173	11.65%	$5,799	12.20%	$5,395	16.54%
Property and casualty insurance	46,812	88.35%	41,737	87.80%	27,236	8346%

	$52,985	100.00%	$47,536	$100.00%	$32,631	100.00%

Income before taxes and minority interest:

	2004	%	2003	%	2002	%
Life, accident and health insurance	$216	5.61%	$563	10.00%	$1,118	76.05%
Property and Casualty insurance	$4,224	109.63%	$5,720	101.64%	$518	32.24%
Other	$140	3.63%	$(23)	-0.41%	$244	16.60%
Interst expense	(727)	-18.87%	(632)	-11.23%	(410)	-27.89%

	$3,853	100.00%	$5,628	$100.00%	$1,470	100.00%

In addition to the preceding table, reference is made to Note 14 of the Consolidated Financial Statements contained in this report for the segment information that follows.

Life and Accident and Health Insurance Operations:

The Company’s life, accident and health insurance business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003:

Income before income taxes in 2004 was $186,000 compared to $529,000 in 2003. A decline in realized capital gains of $680,000 in the Life segment was the primary factor contributing to the decline in income before income taxes. Also, litigation related expenses continued to be a drain on the bottom line. Litigation expenses exceeded $250,000 in 2004 compared to $565,000 in 2003. Litigation expenses for 2004 and 2003 are related to items discussed in Note 15 to the Consolidated Financial Statements.

Managements Discussion and Analysis of Financial Condition and Results of Operations	The National Security Group, Inc.

Premium revenue increased to $6,173,000 in 2004 compared to $5,799,000 in 2003, an increase of 6.5%. Premium revenue produced by independent agents totaled $2,537,000 in 2004 compared to $2,186,000 in 2003, a 16% increase. While NSIC is continuing to focus on growth through the independent agent method of distribution, we will begin to shift to an increased focus on quality. For the past five years, NSIC has worked to establish a position in the independent agent market. In the process of establishing this position, NSIC has had very low thresholds for business production and persistency. NSIC had appointments with over 1,828 independent agents at the end of 2004 but only 33% of agents appointed actually produced any new business. Management will begin to place more stringent performance standards on agents beginning in 2005 including higher production standards and higher expectations of persistency of business. These changes will no doubt greatly reduce the number of total agency appointments when fully implemented, but should improve quality and profitability of business produced. Premium revenue produced by NSIC home service agency force increased slightly in 2004 to $2,996,000 from $2,970,000 in 2003. Due to changing market conditions, the home service market is not considered to be a growth market, but the Company intends to maintain a niche in this market to serve our current policyholders that prefer this method of service. At December 31, 2004 NSIC had 17 home service agents that serviced this book of business.

Commission expense, including field servicing cost from the home service method of distribution, as a percent of premium revenue declined 3.4 percentage points in 2004 compared to 2003. Commission expense totaled 37% of revenue in 2004 compared to over 40% in 2003. Life insurance commission rates for independent agents are typically front loaded meaning that higher commissions are paid in the early years of a policy and commission rates decline as the policy ages. Because the independent agent method of distribution is a relatively new method of distribution, overall commission rates are skewed higher because the majority of in force policies are still paying the higher commission rates of the early years. Management is continuing to focus on reducing commissions through improving the rate of retention of new and existing business.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002:

Income before income taxes in 2003 was $529,000 compared to $1,082,000 in 2002. Litigation related expenses decreased pretax earnings by over $565,000 and was the primary factor contributing to the 50% decline in pre-tax earnings. Pending litigation against NSIC is discussed further in Note 15 to the consolidated financial statements.

Premium revenue increased to $5,799,000 in 2003 compared to $5,395,000 in 2002, an increase of 7.5%. Insurance sales through independent agent distribution channels increased over 32% in 2003 over prior year; while sales through NSIC’s traditional home service distribution channel declined by 7%.

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003:

Property and casualty premium revenues totaled $46,812,000 in 2004 compared to $41,737,000 in 2003, an increase of 12.2%. The significant growth in premium revenue over the past four years has been achieved through several different methods including an acquisition in 2000, increased marketing efforts in states outside of Alabama, and careful monitoring and increasing of rates in order to achieve underwriting profitability. The homeowners line of business was the largest contributor to the increase in premium revenue. Gross written premium from the homeowners market for the P&C subsidiaries totaled $3,067,000 in 2000 and has grown to $18,872,000 in written premium in 2004, a 57.5% compound growth rate over four years. Several factors have contributed to this growth including, the development of a new homeowners product launched in 2001, an upgrade to an existing homeowners product that made the product more competitive, and favorable market conditions that have allowed pricing of the product to achieve more attractive margins. Significant premium growth has also been achieved in NSFC’s traditional dwelling fire market. Dwelling fire written premium totaled $22,183,000 in 2004 compared to $19,890,000 in 2003, an increase of 11.5%. This line of business has also enjoyed robust growth over the last four years and has grown at a 19.4% compound growth rate since 2000. This growth is primarily attributable to favorable market conditions, as many larger carriers do not focus on the dwelling fire market with insured values typically less than $80,000 per dwelling.

Managements Discussion and Analysis of Financial Condition and Results of Operations	The National Security Group, Inc.

Income before income tax declined considerably in 2004 to $4.22 million compared to $ 5.72 million in 2003. As discussed earlier, results for 2004 were negatively impacted by losses and adverse claims experience related to hurricane losses in the third quarter of 2004. Claims frequency increased significantly in 2004 compared to 2003 with claims on dwelling lines of business (homeowners and dwelling fire) exceeding 12,500 claims compared to 5,100 claims in 2003. Over 7,500 claims were reported from Hurricane Ivan so without the impact of Ivan, claims frequency was in line with 2003 total of around 5,000 claims. Average severity on dwelling claims in 2004 declined to an average of $2,900 compared to $3,600 in 2003. Average severity declined primarily due to the large volume of Hurricane Ivan claims. Because most of the losses from Hurricane Ivan were inland and limited primarily to minor wind damage, claims from Ivan averaged less than $2,000 per occurrence, which skewed 2004 average severity downward. Hurricanes typically cause higher number of claims (frequency) and a lower average cost per claim (severity) than tornado related losses. Tornadoes tend to affect a more isolated area and therefore have a lower frequency but typically cause more structural damage including a higher proportion of total losses therefore severity is greater from tornado losses. Non-catastrophe related dwelling losses typically have an average per loss severity in the $3,500 to $4,000 range for the P&C subsidiaries.

Claim adjustment expenses averaged 6.4% of earned premium in 2004 compared to 5.6% in 2003. The slight increase was primarily due to the increase in cost associated with settling claims from Hurricane Ivan. The Company employs claims adjusters, which work approximately 50% of reported dwelling claims in a typical year with independently contracted adjusters working remaining claims. In areas with large concentrations of business, it is typically less expensive to use employee adjusters compared to independent adjusters. Due to the large number of claims from Hurricane Ivan, the Company utilized more independent adjusters to handle the increased workload in order to expedite the payment of claims to our policyholders.

P&C segment revenue before income taxes was $4,224,000 in 2004 compared to $5,720,000 in 2003. The decline in pretax earnings was due to losses incurred from Hurricane Ivan. Pretax losses from Ivan, including catastrophe reinstatement premium of $1,400,000 reduced P&C segment income before taxes by over $5,500,000. As shown in the combined ratio comparison that follows, the P&C companies still managed to achieve a combined ratio below 100% even after the impact of Hurricane Ivan.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002:

Property and casualty premium revenues increased $14,905,000 for the year ended December 31, 2003 compared to the same period in 2002, an increase of over 45.7%. The acquisition of a book of business contributed nearly $3,000,000 to the total increase in premium revenue. Increased production in the homeowners line of business added nearly $5,000 000 in increased premium revenue. NSFC’s traditional dwelling fire line of business grew over 32% during the year and added nearly $5,000,000 in premium revenue.

Net income before income tax was $5,628,000 in 2003 compared to $1,470,000 in 2002. Pre-tax income increased significantly over 2002. Results for 2002 were negatively impacted by adverse claims experience from hurricane losses in the fourth quarter of 2002 and an increased severity of losses on new business issued. Results for 2003 were much improved due to decreases in both severity and frequency of losses. Average severity on dwelling property claims declined from nearly $4,000 per loss in 2002 to $3,600 per loss in 2003. Prior year growth also helped 2003 results as a larger book of renewal business helped significantly reduce NSFC loss ratios. Typically, insurance business issued within one year has a higher occurrence of losses than renewal business. Due to the rapid growth the P&C subsidiaries have experienced over the last three years, larger amounts of new business have led to higher loss ratios as was demonstrated in 2002. Typically, as renewal books of business grow and the rapid growth of new business moderates, loss ratios improve.

Managements Discussion and Analysis of Financial Condition and Results of Operations	The National Security Group, Inc.

Property & Casualty Combined Ratio:

A measure used to analyze a property/casualty insurer’s underwriting performance is the combined ratio. It is the sum of two ratios:

a.	The loss and loss expense ratio, which measures losses and loss adjustment expenses incurred as a percentage of premium revenue.

b.	The underwriting expense ratio, which measures underwriting expenses incurred (e.g., agents’ commissions, premium taxes, and other administrative underwriting expenses) as a percentage of premiums revenue.

The results of these ratios for the past three years were:

	2004	2003	2002
Loss and LAE Ratio	68.2%	60.0%	75.5%
Underwriting Expense Ratio	31.4%	30.8%	31.9%
Combined Ratio	99.6%	90.8%	107.4%

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

The combined ratio for 2004 compared to 2003 increased 8.8 percentage points. This increase was entirely due to losses incurred from Hurricane Ivan. Hurricane Ivan added 8.9 percentage points to the combined ratio for 2004.

The combined ratio for 2003 compared to 2002 declined 16.6 percentage points due to much improved underwriting results on the dwelling lines of business in the P&C subsidiaries. A $400 decline in average severity discussed in the preceding property and casualty segment information along with a drop in frequency relative to premium volume were the primary factors contributing to the decline in the combined ratio in 2003 compared to 2002.

Leasing operations:

The Company’s leasing operations are conducted through its 50% owned subsidiary, Mobile Attic, Inc. Mobile Attic was incorporated in August of 2001 and is a joint venture with a manufacturing partner, Cash Brothers Leasing of Elba, Alabama. As detailed in Note 1 (a) of the consolidated financial statements on page 34, the Company consolidated its investment in the subsidiary Mobile Attic, Inc.

Mobile Attic is in the business of leasing portable storage containers to individual and commercial customers through franchises and an independent dealer network currently covering Alabama and expanding throughout the Southeastern United States. At December 31, 2004 there were 14 franchise locations throughout the Southeast and 13 dealerships. At December 31, 2004 Mobile Attic had available approximately 3,500 storage containers for lease through franchise and dealer locations. The portable storage containers are eight feet wide and eight feet tall and are available in lengths of 8, 16, 20, and 40 feet. Independent dealers market these portable storage containers primarily to household customers in need of a convenient alternative to fixed location mini-storage, commercial customers in need of secure storage facilities at job sites, and retail customers for storage of seasonal inventory.

Managements Discussion and Analysis of Financial Condition and Results of Operations	The National Security Group, Inc.

Mobile Attic began the steps to franchise its business model during 2004. Expansion through this new avenue will allow Mobile Attic to venture more rapidly into new areas and expand into larger cities while significantly reducing future capital requirements. Mobile Attic began selling franchised locations in the first quarter of 2004.

In 2004 Mobile Attic generated a $211,000 net loss. The business generated positive cash flow for the year, but a decrease in revenues from dealership sales fees and utilization fees below expected ultimate levels generated an operating loss for the year. The Mobile Attic discontinued the sales of dealerships in 2003 in anticipation of a change in strategy of growing Mobile Attic through a franchise system, which began in the third quarter of 2004. Mobile Attic completed the build out of company owned storage units in late 2004 and as the utilization rates on these units increase, cash flow and profits will improve significantly.

Net income in 2002 was $136,000 and primarily driven by the addition of several dealers during the year, thus increasing dealer fee revenue. In 2001, the year in which operations began, gross rental revenues were $87,000. In 2004, gross revenues from leasing operations were $2,459,000. Mobile Attic expects to add over 50 franchise locations during 2005.

Asset Portfolio Review:

The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. At December 31, 2004, the company’s holdings in debt securities amounted to 73.4% of total investments and 55.3% of total assets. The following is a breakdown of the bond portfolio quality according to National Association of Insurance Commissioners (NAIC) Securities Valuation Office (SVO) rating standards, and the nationally recognized rating organization equivalents of Moody’s and Standard and Poor’s:

SVO Equivalents
SVO CLASS	Moody's	Standard and Poor's	% of Total Bond Portfolio
1	Aaa to A3	AAA to A-	95.95%
2	Baa to Baa3	BBB+ to BBB-	3.61%
3	Bal ro Ba3	BB+ to BB-	0.44%
4	B1 to B3	B+ to B-	0.00%
5	Caa to Ca	CCC to C	0.00%
6	Caa to Ca	C1 to D	0.00%

As of January 1, 1994, the Company adopted Financial Accounting Standards Board Statement 115 and reclassified a portion of its fixed maturity securities portfolio as “available-for-sale,” with the remainder being classified as “held-to-maturity.” With that reclassification, the fixed maturity securities classified as “available-for-sale” are carried at fair value and changes in fair values, net of related income taxes, are charged or credited to shareholders’ equity (see Note 4 to the consolidated financial statements).

The insurance subsidiaries’ fixed maturity securities include mortgage-backed bonds, primarily collateralized mortgage obligations (CMO’s), of $8.7 million and $7.8 million at December 31, 2004 and 2003 respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Securities that are purchased at a premium to par value and prepay faster than expected will incur a reduction in yield or loss. Securities that are purchased at a discount to par value and prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. In order to minimize risk associated with prepayments on collateralized mortgage obligations, the Company typically invests primarily in more predictable planned amortization class (PAC) structures of CMO’s and typically avoids investment in CMO’s priced at significant premiums above par value.

Managements Discussion and Analysis of Financial Condition and Results of Operations	The National Security Group, Inc.

The results with respect to the foregoing investments are as follows:

	Year Ended December 31
	2004	2003	2002
Net investment income	$ 4,328	$ 4,080	$ 4,235
Average current yield on investments	4.5%	4.3%	4.9%
Total return on investments	6.4%	5.9%	3.4%
Net realized gains on investments (before taxes)	2,162	1,416	1,168
Changes in net unrealized gains on investments
(before income taxes)	$ (339)	$ 2,520	$ (2,495)

Maturity Schedule (Amounts in thousands)

Maturity	Available for sale	Held to Maturity	Total	Percentage of Total

Maturity in less than 1 year	$709	$--	$709	1.0%
Maturity in 1-5 years	18,392	8,375	26,767	38.0%
Maturity in 5-10 years	13,419	5,215	18,634	26.5%
Maturity after 10 years	17,644	6,690	24,334	34.5%

	$50,164	$20,280	$70,444	100.0%

Liquidity and Capital Resources: Due to increased claims from Hurricane Ivan, the Company sold approximately $2 million of primarily short-term securities to fund the payment of hurricane claims. Consequently, the amount of securities with maturities of less than one year declined below normal levels causing a temporary asset/liability mismatch. However, due to the large percentage of the fixed maturity portfolio with maturities ranging from 1 to 5 years, the mismatch can be corrected in short order with no material impact on earnings, liquidity or capital resources.

Due to regulatory restrictions, the majority of the Company’s cash is required to be invested in investment-grade securities to provide ample protection for policyholders. The liabilities of the property and casualty insurance subsidiaries are of various terms and, therefore, those subsidiaries invest in securities with various maturities spread over periods usually not exceeding 10 years. The liabilities of the life insurance subsidiaries are typically of a longer duration and therefore, a higher percentage of securities in the life insurance subsidiaries is invested for periods exceeding 10 years.

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

The National Security Group’s and consolidated statement of cash flows indicate that operating activities provided cash of $886,000, $11,398,000, $5,189,000 in 2004, 2003, and 2002 respectively. The significant decline in cash flow from operating activities in 2004 compared to 2003 was primarily due to the significant increase in claims associated with Hurricane Ivan. Cash flow in 2003 compared to 2002 was significantly improved primarily due to the previously discussed improvement in the property and casualty subsidiaries combined ratio.

Managements Discussion and Analysis of Financial Condition and Results of Operations	The National Security Group, Inc.

The Company has standby letters of credit of $25,000. These letters are used to guarantee obligations of the property/casualty subsidiary under assumed reinsurance contracts. Certain invested assets of the Company secure the letters of credit. The Company also routinely incurs a liability for declared but unpaid dividends. Long-term liquidity needs of the Company constitute only those items which are directly related to the principal business operations of the Company.

Contractual Obligations and Commitments

	Payments due by period
	($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obiligations	$15,836	$452	$15,384	$--	$--

Property and casualty claim reserves	$13,094	$7,987	$4,190	$655	$262

Long-term debt obligations include $2,731,000 in debt held directly by the Company. It is anticipated that this debt will be retired in 2007. Long-term debt obligations also include $13,105,000 in debt held by a 50% owned subsidiary, The Mobile Attic. The current debt obligation of Mobile Attic matures in 2007, but it is currently anticipated that Mobile Attic will seek to refinance approximately 50% of this debt under a longer term financing prior to maturity.

In estimating the time interval for payment of property and casualty claim reserves, the Company utilized historical payment patterns. By the nature of the insurance contracts under which these liabilities exist, there can be no certainty that actual payments will fall in the periods indicated above. However, management feels that current liquidity and capital resources are sufficient to pay these obligations as they come due. Also, due to the relatively short-tail nature of the majority of the Company’s claim liabilities, management can conclude with a reasonable level of confidence that historical patterns indicate that approximately 70% of claim liabilities at the end of a given year are settled within the following two year period.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. On December 31, 2004, the Company had no known impairments of assets or changes in operation, which would have a material adverse effect upon liquidity. Approximately 85% of the Company’s insurance subsidiary assets are invested in cash; investment grade fixed income securities, short-term investments and broadly traded equity securities, which are highly liquid. The values of these investments are subject to the conditions of the markets in which they are traded. Past fluctuations in these markets have had little effect on the liquidity of the Company. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

Except as discussed in Note 15 to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in Note 12 to the consolidated financial statements, in 2004, the amount that The National Security Group’s insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $1,029,000 million in the life insurance subsidiary and $2,376,000 million in the property/casualty insurance subsidiary. However, that condition poses no short-term or long-term liquidity concerns for the parent company.

Off-Balance Sheet Arrangements: With the consolidation of 50% owned subsidiary, The Mobile Attic, Inc. triggered by preexisting debt guarantees and the adoption of Financial Accounting Standards Board Interpretation 46 (FIN 46R), the Company has no off balance sheet arrangements.

Managements Discussion and Analysis of Financial Condition and Results of Operations	The National Security Group, Inc.

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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group’s life/health and property/casualty insurance subsidiaries are all in excess of 3.6 to 1 at December 31, 2004.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $11.45 million and $11.37 million at December 31, 2004 and 2003, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 14.0 and 16.0 at December 31, 2004 and 2003 respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $23.7 million and $23.1 million at December 31, 2004 and 2003, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 3.6 and 4.0 at December 31, 2004 and 2003 respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $7.6 million and $6.7 million at December 31, 2004 and 2003, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 12.3 and 9.3 at December 31, 2004 and 2003 respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

Application of Critical Accounting Policies: Our consolidated financial statements are based upon the development and application of accounting policies that require management to make significant estimates and assumptions. Accounting policies may be based on (including but not limited to) GAAP authoritative literature, statutory authoritative literature, regulations, and industry standards. The Company’s financial results would be directly impacted by changes in assumptions and judgments used to select and apply our accounting policies. It is management’s opinion that the following are some of the more critical judgment areas in regards to the application of our accounting policies and their affect on our financial condition and results of operations.

• Reinsurance Receivables
• Deferred Policy Acquisition Costs
• Deferred Taxes
• Valuation of Investments
• Reserves for losses and loss adjustment expense
• Recognition of Revenue
• Evaluation of Litigation

Managements Discussion and Analysis of Financial Condition and Results of Operations	The National Security Group, Inc.

Reinsurance

As part our risk management strategy we routinely cede risks associated with insurance policies we underwrite to reinsurers pursuant to contractual agreements. Reinsurance provides protection for individual loss occurrences, including catastrophes, to alleviate fluctuation in the results of our underwriting activities and to limit our net liability for individual risks. The estimated reinsurance recoverable on paid losses, including an estimate for losses incurred but not reported, and amounts paid to reinsurers applicable to unexpired terms of policies in force are reported as assets.

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

When a claim is made under a policy we have reinsured, we initially pay the full amount owed to the policyholder or claimant. Subsequently, we initiate the process to recover any amounts due from reinsurers in accordance with the terms of applicable reinsurance treaties. The estimated recoverable is recorded as an asset on the financial statements.

At December 31, 2004, the estimated reinsurance recoverable recorded was $3,318,000. The Company does not anticipate any issues with collection of the recorded amount.

The reinsurance related amounts recorded have been estimated based upon management’s interpretation of the related reinsurance treaty. Areas in which judgment has been used regarding said estimates include: assessing the financial viability and credit quality of each reinsurer as well as the ability of each reinsurer to pay amounts owed.

There is a possibility that the actual amounts recovered from reinsurers could be materially less than the estimates recorded. This possibility could result in a material adverse impact on our financial condition and results of operations. Reinsurers may dispute claims under reinsurance treaties, such as the calculated amount of reinsurance recoverable.

NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured. NSFC and Omega generally reinsure with third parties any liability in excess of $150,000 on any single policy. In addition, the property-casualty subsidiaries have catastrophe excess reinsurance, which protects it in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 2004, the property-casualty subsidiaries had catastrophe protection up to a $35 million loss. Based on a evaluation using actual NSFC and Omega exposures and catastrophe modeling based on a 250 year loss, that is a loss that has a less than ½ of 1% chance of occurring in any given year, the property and casualty subsidiaries would pay $2.7 million in losses and reinsurers would pay $36.8 million.

In addition to catastrophe reinsurance, NSFC also had a 60% quota share reinsurance agreement on ocean marine exposure with additional excess of loss coverage.

For more information regarding reinsurance please see Note 10 to our consolidated financial statements.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs (DAC) are those costs incurred in connection with acquiring new business or renewing existing business. DAC is primarily comprised of commissions and other costs related to issuing insurance policies, net of amounts ceded to reinsurers. In accordance with generally accepted accounting principles, these costs are not expensed in their entirety, rather they are recorded as an asset and amortized over the lives of the policies.

A reduction in DAC is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and projected investment income. Management reviews DAC calculations throughout the year to establish and assess their recoverability. Changes in management’s assumptions, estimates or judgment with respect to calculating DAC could materially impact our financial statements and financial condition. Changes in loss ratios, projected investment income, premium rates or overall expense levels could negatively impact the recoverability of DAC.

Managements Discussion and Analysis of Financial Condition and Results of Operations	The National Security Group, Inc.

At December 31, 2004, we had recorded $6,217,000 as an asset for DAC in our financial statements. For more information regarding deferred policy acquisition costs, please see Note 1 to our financial statements.

Deferred Income Taxes

Deferred income taxes are created when there are differences between assets and liabilities for tax and financial reporting purposes, as well as tax credits, net operating losses and other carryforwards. SFAS 109 “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that all of the recorded deferred tax assets will not be realized in future periods. This standard requires management to exercise judgment in determining whether or not the deferred tax asset is realizable.

At December 31, 2004 there is no evidence to suggest to management that the deferred tax asset is unrealizable. For more information regarding deferred income taxes, please see Note 7 to our financial statements.

Valuation of Investments

Investments are recorded at fair value based upon quoted prices when available. Quoted prices are available for every investment included in the financial statements. Periodically, the carrying values of an individual investment may become temporarily impaired because of time value, volatility, credit quality and existing market conditions. Management evaluates investments to determine whether an impairment is other-than-temporary. Evaluation criteria include credit quality of security, severity of decrease between cost and market value, length of time of the impairment and likelihood that the impairment will reverse in the near future. This evaluation requires significant assumptions, estimates and judgments by management. If the impairment is determined to be other-than-temporary, the investment is written down to the current fair value and a realized loss is recorded on the income statement.

At December 31, 2004 there were no other-than-temporary impairments. For more information regarding valuation of investments, see Note 1 to our financial statements.

Loss and Loss Adjustment Expense

Property and casualty loss reserves are maintained to cover the estimated unpaid liability for losses and loss adjustment expenses with respect to reported and unreported incurred claims. Loss reserves are an estimation based on actuarial projection techniques common in the insurance industry. Reserves are management’s expectations of what the settlement and administration of claims will cost. Management estimated reserves are based on historical settlement patterns, estimated salvage and subrogation, and an appraisal of the related facts and circumstances. Management’s reserve estimates are reviewed by independent actuaries to determine their adequacy and reasonableness.

At December 31, the recorded liability for loss and loss and adjustment expense was $13,094,000. For more information regarding loss and loss adjustment expense, see Note 9 to our financial statements.

The National Security Group, Inc.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $20.2 million. If the market value of the S & P 500 Index decreased 10% from its December 31, 2004 value, the fair value of the Company’s common stock would decrease by approximately $2.1 million.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 1 in the consolidated financial statements presents additional disclosures concerning fair values of Financial Assets and Financial Liabilities, and is incorporated by reference herein.

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

As for shifts in investment allocations, the major shift has been a move away from corporate bonds and into government agency issues. Corporate spreads have remained extremely tight relative to agency securities. Due to the tight interest rate spreads, the investment committee has not felt compelled from a risk/reward standpoint to increase or maintain the allocation to corporate bonds. Corporate bonds now compose just 15.3% of bond investments compared to over 26.5% last year. In contrast, government securities, primarily agency issues, compose 67.5% of bond investments compared to 52.8% last year. The allocation to collateralized mortgage obligations, which primarily consists of planned amortization class structures, remains virtually unchanged from last year. The Company does not anticipate any further major shifts in fixed income investment allocations in the near future.

Item 8. Consolidated Financial Statements and Supplementary Data	The National Security Group, Inc.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Financial Statements
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	29
Consolidated Statements of Income -
Years Ended December 31, 2004, 2003, and 2002	30
Consolidated Balance Sheets -
December 31, 2003 and 2002	31
Consolidated Statements of Shareholders' Equity -
Years Ended December 31, 2004, 2003, and 2002	32
Consolidated Statements of Cash Flows -
Years Ended December 31, 2004, 2003, and 2002	33
Notes to Consolidated Financial Statements -
December 31, 2004	34
Financial Statement Schedules:
Schedule I. Summary of Investments -
December 31, 2004 and 2003	54
Schedule II. Condensed Financial Information of Registrant -
December 31, 2004 and 2003	55
Schedule III. Supplementary Insurance Information -
December 31, 2004, 2003, and 2002	59
Schedule IV. Reinsurance -
Years Ended December 31, 2004, 2003, and 2002	60

All other Schedules are not required under related instructions or are inapplicable and therefore have been omitted.

Item 8. Consolidated Financial Statements and Supplementary Data	The National Security Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of The National Security Group, Inc.

We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. and subsidiaries as of December 31, 2004, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at page 28. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also, includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules listed in the Index at page 28, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ Barfield, Murphy, Shank, & Smith

Birmingham, Alabama
February 25, 2005

Item 8. Consolidated Financial Statements and Supplementary Data	The National Security Group, Inc.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Dollars in thousands) except per share amounts Year Ended December 31,
	2004	2003	2002
REVENUES
Net premiums earned	$52,985	$47,536	$32,631
Net investment income	4,328	4,080	4,235
Net realized investment gains	2,162	1,416	1,168
Net revenues from leasing operations	2,459	1,433	942
Other income	1,312	1,395	1,051

	63,246	55,860	40,027

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	35,067	27,545	22,763
Amortization of deferred policy acquisition costs	2,221	1,825	1,406
Commissions	8,646	8,901	6,222
General insurance expenses	8,608	8,566	5,943
Expenses from leasing operations	2,106	1,045	502
Insurance taxes, licenses and fees	2,018	1,718	1,311
Interest expense	727	632	410

	59,393	50,232	38,557

Income Before Income Taxes and Minority Interest	3,853	5,628	1,470
INCOME TAX EXPENSE (BENEFIT)
Current	482	1,703	394
Deferred	364	(138)	106

	846	1,565	500

Income Before Minority Interest	3,007	4,063	970

Loss (Income) of Minority Interest	106	27	(62)

Net Income	$3,113	$4,090	$908

EARNINGS PER COMMON SHARE
Net Income	$1.26	$1.66	$0.37

See accompanying notes to consolidated financial statements

Item 8. Consolidated Financial Statements and Supplementary Data	The National Security Group, Inc.

The National Security Group, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS	(Dollars in thousands) December 31,
	2004	2003
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2004 - $19,967;
2003 - $18,198)	$20,280	$18,631
Fixed maturities available-for-sale, at estimated fair value (cost: 2004 - $50,164;
2003- $53,000)	50,889	54,715
Equity securities available-for-sale, at estimated fair value (cost: 2004 - $8,995;
2003 - $10,205)	20,173	20,732
Mortgage loans on real estate, at cost	238	245
Investment real estate, at book value (accumulated depreciation: 2004 - $17; 2003 - $17)	1,463	1,564
Policy loans	771	730
Other invested assets	2,973	--
Short-term investments	250	300

Total Investments	97,037	96,917
Cash	360	1,295
Accrued investment income	744	930
Receivable from agents, less allowance for credit losses (2004 - $110; 2003 - $140)	2,465	2,602
Reinsurance recoverable	3,318	1,799
Deferred policy acquisition costs	6,217	5,817
Property and equipment, net	16,907	16,513
Other assets	1,583	1,363

Total Assets	$128,631	$127,236

LIABILITIES AND SHAREHOLDERS' EQUITY
Note payable	$--	$5,000
Policy and claim reserves	52,707	49,311
Other policyholder funds	1,311	1,416
Long-term debt	15,836	10,921
Accrued income taxes	--	1,486
Other liabilities	7,876	9,122
Deferred income tax	3,473	3,223

Total Liabilities	81,203	80,479

Contingencies	--	--
Minority interest	752	885
Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $1 par value, 10,000,000 and 2,500,000 shares authorized, respectively,
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	8,404	8,629
Retained earnings	30,854	29,825

Total Shareholders' Equity	46,676	45,872

Total Liabilities and Shareholders' Equity	$128,631	127,236

See accompanying notes to consolidated financial statements

Item 8. Consolidated Financial Statements and Supplementary Data	The National Security Group, Inc.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Consolidated Statements of Shareholders' Equity	(Dollars in thousands)
	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital
Balance at December 31, 2001	$44,884	--	$28,848	$8,618	$2,467	$4,951
Comprehensive loss:
Net income for 2002	908	$908	908	--	--	--
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of $852	(1,647)	(1,647)	--	(1,647)	--	--

Comprehensive loss	--	$(739)	--	--	--	--

Cash dividends	(1,986)	--	(1,986)	--	--	--

Balance at December 31, 2002	42,159	--	27,770	6,971	2,467	4,951
Comprehensive income:
Net income for 2003	4,090	4,090	4,090	--	--	--
Other comprehensive income, net of tax
Unrealized gain on securities, net
of reclassification adjustment of $1,130	1,658	1,658	--	1,658	--	--

Comprehensive income	--	$5,748	--	--	--

Cash dividends	(2,035)	--	(2,035)	--	--	--

Balance at December 31, 2003	$45,872	--	$29,825	$8,629	$2,467	$4,951
Comprehensive income:
Net income for 2004	3,113	3,113	3,113	--	--	--
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of $1,483	(225)	(225)	--	(225)	--	--

Comprehensive income	--	$2,888	--	--	--

Cash dividends	(2,084)	--	(2,084)	--	--	--

Balance at December 31, 2004	$46,676	--	$30,854	$8,404	$2,467	$4,951

See accompanying notes to consolidated financial statements.

Item 8. Consolidated Financial Statements and Supplementary Data	The National Security Group, Inc.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars in thousands) Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$3,113	$4,090	$908
Adjustments to reconcile net income to net cash provided by
operating activities:
Change in accrued investment income	186	80	(72)
Change in reinsurance recoverable	(1,519)	(100)	1,825
Amortization of deferred policy acquisition costs	2,221	1,825	1,406
Change in receivable for securities	--	--	50
Net realized gains on investments	(2,162)	(1,416)	(1,163)
Policy acquisition costs deferred	(2,621)	(2,399)	(2,034)
Change in prepaid reinsurance premiums	29	(153)	(52)
Depreciation expense and amortization/accretion	700	808	278
Change in policy liabilities and claims	3,396	4,257	3,315
Change in income tax payable	(1,486)	1,253	(379)
Change in deferred income taxes	362	(260)	376
Change in other liabilities	(1,246)	3,991	1,250
Loss of Minority Interest	106	29	136
Other, net	(193)	(607)	(655)

Net cash provided by operating activities	886	11,398	5,189
Cash flows from investing activities:
Purchases of held-to-maturity securities	(19,379)	(17,694)	(1,777)
Purchases of available-for-sale securities	(4,933)	(22,455)	(19,600)
Proceeds from maturities of held-to-maturity securities	3,176	13,271	5,564
Proceeds from sales of available-for-sale securities	25,687	17,379	14,141
Proceeds from sales of real estate held for investment	124	24	95
Purchases of real estate held for investment	--	--	(53)
Purchase of other invested assets	(3,358)	--	--
Proceeds from sales of other invested assets	385	--	--
Net proceeds from sale (purchases of) short-term investments	50	1,152	(1,202)
(Advances on) repayment of loans, net	(41)	641	(1,090)
Purchase of property and equipment	(1,327)	(8,078)	(2,911)
Proceeds from sale of property and equipment	69	5	--

Net cash provided by (used in) investing activities	453	(15,755)	(6,833)
Cash flows from financing activities:
Proceeds from debt	243	7,862	2,734
Payments on debt	(328)	(946)	--
Change in other policyholder funds	(105)	(111)	24
Dividends paid	(2,084)	(2,035)	(1,986)

Net cash (used in) provided by financing activities	(2,274)	4,770	772

Net (decrease) increase in cash	(935)	413	(872)
Cash at beginning of year	1,295	882	1,754

Cash at end of year	$360	$1,295	$882

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements	The National Security Group, Inc.

1 - SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

T	he accompanying consolidated financial statements include the accounts of (the Company) and its wholly-owned subsidiaries: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO). NSFC includes a wholly-owned subsidiary — Omega One Insurance Company (Omega). All significant intercompany transactions and accounts have been eliminated.

T	he accompanying consolidated financial statements also include an investment in affiliate, which consists of a fifty percent interest in The Mobile Attic, Inc and its wholly owned subsidiary established in January of 2004, Mobile Attic Franchising Company (MAFCO). The Mobile Attic, Inc. is a portable storage leasing company that began operations in 2001. MAFCO was established in the first quarter of 2004 to conduct the business of selling Mobile Attic portable storage leasing franchises. Effective in the first quarter of 2004 the Company consolidated the accounts of Mobile Attic, Inc. and subsidiary MAFCO according to guidance in Financial Accounting Standards Board Interpretation 46 as revised December 2003 (FIN 46R).

C	hanges in financial statement presentation as a result of the adoption of recently issued accounting standards:

A	s disclosed in the notes to the audited consolidated financial statements for the year ended December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation 46 as revised December 2003 (FIN 46R), in the first quarter of 2004. As a result of the adoption of FIN 46R, triggered by previously existing and disclosed guarantees of Mobile Attic debt by the Company, the Company consolidated an investment in a subsidiary Mobile Attic, Inc. Further details of the debt guarantees are discussed in Note 2 to these consolidated financial statements.

M	obile Attic was previously reported using the equity method of accounting. For comparative purposes, the Company made adjustments to the December 31, 2003 Balance Sheet shown in these audited financial statements and the Income Statement and Statement of Cash Flows for the periods ended December 31, 2003 and 2002. These adjustments increased December 31, 2003 assets by $15,109,000 and liabilities by $13,394,000. The adjustment had no effect on consolidated stockholders’ equity. Certain accounts in the Income Statement for the periods ended December 31, 2003 and 2002 were adjusted as a result of the consolidation of Mobile Attic, but because the results of Mobile Attic were previously reported under the equity method, the adjustments had no effect on the consolidated results of operations for the periods ended December 31, 2003 and 2002. Cash flow, for the years ended December 31, 2003 and 2002, from operating activities increased $79,000 and $327,000, respectively; from investing activities decreased $7,224,000 and $1,872,000, respectively; and from financing activities increased $7,862,000 and $362,000, respectively. Total cash increased $169,000 and $77,000, respectively.

(b)	Description of Major Products

N	SIC is licensed in the states of Alabama, Florida, Georgia, Mississippi, South Carolina and Texas and was organized in 1947 to provide life and burial insurance policies to the home service market. Business is now produced by both company and independent agents. Primary products include ordinary life, accident and health, supplemental hospital, and cancer insurance products.

N	SFC is licensed in Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina, and Tennessee. In addition NSFC operates on a surplus lines basis in Louisiana, Missouri, and Texas. NSFC operates in various property and casualty lines, the most significant of which are dwelling

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

property fire and extended coverage, homeowners, mobile homeowners, ocean marine, nonstandard automobile physical damage and liability and nonstandard commercial auto liability.

O	mega is licensed in the states of Alabama and Louisiana. Omega operates in property and casualty lines, the most significant of which are homeowners and nonstandard automobile physical damage and liability.

(c)	Basis of Presentation

T	he significant accounting policies followed by and subsidiaries that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) which, as to the subsidiary insurance companies, differ from statutory accounting practices permitted by regulatory authorities.

(d)	Investments

T	he Company’s securities are classified in two categories and accounted for as follows:

o	Securities Held-to-Maturity. Bonds, notes and redeemable preferred stock for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using methods which approximate level yields over the period to maturity.

o	Securities Available-for-Sale. Bonds, notes, common stock and non-redeemable preferred stock not classified as either held-to-maturity, or trading are reported at fair value, adjusted for other-than-temporary declines in fair value. The Company and its subsidiaries have no trading securities.

U	nrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of shareholders’ equity until realized.

R	ealized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

M	ortgage loans and policy loans are stated at the unpaid principal balance of such loans. Investment real estate is reported at cost, less allowances for depreciation computed on the straight-line basis. Short-term investments are carried at cost, which approximates market value. Investments with other than temporary impairment in value are written down to estimated realizable values.

O	ther invested assets consist principally of state sponsored investments with a portion of investment yield derived from insurance premium tax credits. These investments are reported at the unpaid principal balance.

(e)	Receivable from Agents

A	gent balances are reported at unpaid balances, less a provision for credit losses.

(f)	Property and Equipment

P	roperty and equipment is carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are charged to expense as incurred. Upon sale or retirement of property and

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

(f)	Property and Equipment – Continued

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

(g)	Fair Value of Financial Instruments

T	he table below presents the carrying value and fair value of the Company’s financial instruments, as defined in accordance with applicable requirements. Fair values of the Company’s financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

C	ertain financial instruments, particularly insurance liabilities other than financial guarantees and investment contracts are excluded from the disclosures. In evaluating the Company’s management of interest rate and liquidity risk, the fair values of all assets and liabilities should be taken into consideration.

T	he fair values of cash, cash equivalents, short-term investments and balances due on accounts from agents, reinsurers and others approximate their carrying amounts as reflected in the consolidated balance sheet due to their short-term availability or maturity.

	In Thousands of Dollars at December 31,
	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Debt and equity securities	$91,342	$91,029	$94,078	$93,645
Mortgage loans	238	238	245	245
Policy loans	771	771	730	730
Liabilities and related instruments
Other policyholder funds	1,311	1,311	1,416	1,416
Long-term debt	15,836	15,836	10,921	10,921

(h)	Statement of Cash Flows

F	or purposes of reporting cash flows, cash includes cash-on-hand, demand deposits with banks and overnight investments.

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(i)	Premium Revenues

L	ife insurance premiums are recognized as revenues when due. Property and casualty insurance premiums, less amounts ceded to reinsurers, are recognized on a pro rata basis over the terms of the policies. Reinsurance premiums assumed are recognized as reported by the ceding company.

(j)	Deferred Policy Acquisition Costs

T	he costs of acquiring new insurance business are deferred and amortized over the lives of the policies. Deferred costs include commissions, other agency compensation and expenses, and other underwriting expenses directly related to the level of new business produced.

A	cquisition costs relating to life contracts are amortized over the premium paying period of the contracts, or the first renewal period of term policies, if earlier. Assumptions utilized in amortization are consistent with those utilized in computing policy liabilities.

T	he method of computing the deferred policy acquisition costs for property and casualty policies limits the amount deferred to a percentage of related unearned premiums.

(k)	Policy Liabilities

T	he liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2004	7% graded to 6%

M	ortality assumptions include various percentages of the 1955-60 and 1965-70 Select and Ultimate Basic Male Mortality Table. Withdrawal assumptions are based on the Company’s experience.

(l)	Claim Liabilities

T	he liability for unpaid claims represents the estimated liability for claims reported to the Company and its subsidiaries plus claims incurred but not yet reported and the related adjustment expenses. The liabilities for claims and related adjustment expenses are determined using case-basis evaluations and statistical analyses and represent estimates of the ultimate net cost of all losses incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid claims and related adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations.

(m)	Earnings Per Share

E	arnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,466,600 (2,466,600 in 2003 and 2002).

(n)	Reinsurance

I	n the normal course of business, NSFC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for prospective reinsurance contracts are reported as prepaid reinsurance premiums and amortized over the remaining contract period.

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(n)	Reinsurance

I	n the normal course of business, NSIC seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage contracts. NSIC retains a maximum of $30,000 of coverage per individual life. The cost of reinsurance is amortized over the contract period of the reinsurance.

(o)	Reclassifications

C	ertain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on the previously reported net income or shareholders’ equity.

(p)	Use of Estimates

T	he preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(q)	Advertising

T	he Company expenses advertising costs as incurred. Advertising costs were $142,000 for the year ended December 31, 2004 ($118,000 and $114,000 for the years ended December 31, 2003 and 2002, respectively).

(r)	Concentration of Credit Risk

T	he Company maintains cash depository accounts which, at times, may exceed federally insured limits. These amounts represent actual account balances held by financial institutions at the end of the period, and unlike the balance reported in the financial statements, the account balances do not reflect timing delays inherent in reconciling items such as outstanding checks and deposits in transit. The Company has not experienced any losses in such accounts. At December 31, 2004, the Company’s uninsured cash balances totaled $313,000.

(s)	Recently Issued Accounting Standards

I	n December 2004, the Financial Accounting Standards Board (FASB) issued two pronouncements and a revision of Statement of Financial Accounting Standards (SFAS) No. 123:

SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29, Eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions-an amendment of SFAS No. 66 and 67,amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 04-02. This statement also amends SFAS No. 67 to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance of SOP 04-2. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(s)	Recently Issued Accounting Standards — continued

SFAS No. 123 revised, Share-Based Payment, establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

I	n November 2004, the FASB issued SFAS No. 151, Inventory Costs--an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – VARIABLE INTEREST ENTITY

I	n December 2003, the FASB issued Revised FIN 46 (FIN 46R) to clarify certain aspects of FIN 46 including the determination of who is the primary beneficiary of a variable interest entity (VIE). FIN 46R postponed the effective date as to when companies are required to apply the provisions prospectively for all variable interest entities in existence prior to January 31, 2003 until the first financial reporting period that ends after March 15, 2004. However, for entities that are considered to be special purpose entities, the effective date of FIN 46R is financial reporting periods after December 15, 2003. The Company does not have an interest in any special purpose entities. The Company consolidated its affiliate, Mobile Attic, Inc., upon adoption of FIN 46R in the first quarter 2004 due to the Company’s guarantee of Mobile Attic’s line of credit. The consolidation of Mobile Attic increased total assets by approximately $15 million and total liabilities by approximately $13 million. There was no effect on total shareholders’ equity. The consolidation of Mobile Attic did not have a material impact on the results of operations as the Company previously accounted for the investment under the equity method. See Note 17 for additional information related to the VIE.

NOTE 3 — STATUTORY ACCOUNTING PRACTICES

T	he accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which vary in certain respects from reporting practices prescribed or permitted by insurance regulatory authorities. The significant differences for statutory reporting include: (a) acquisition costs of acquiring new business are charged to operations as incurred, (b) life policy liabilities are established utilizing interest and mortality factors specified by regulatory authorities, (c) the Asset Valuation Reserve (AVR) and the Interest Maintenance Reserve (IMR) are recorded as liabilities, and (d) non-admitted assets (furniture and equipment, agents’ debit balances and prepaid expenses) are charged directly to surplus.

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 3 — STATUTORY ACCOUNTING PRACTICES – CONTINUED

S	tatutory net gains from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2004	2003	2002
NSIC - excluding realized capital (losses) gains of $(56), $287 and $356,
respectively	$291	$7	$729

NSFC - including realized capital gains of $1,847, $203 and $622,
respectively	$2,164	$2,526	$(789)

Omega - including realized capital gains of $35, $257 and $150,
respectively	$667	$779	$702

Statutory capital and surplus:
NSIC - including AVR of $1,153, $1,180 and $580, respectively	$10,298	$10,195	$10,895

NSFC	$23,766	$23,104	$20,201

Omega	$7,594	$6,691	$5,656

T	he above amounts exclude allocation of overhead from the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 4 — INVESTMENT SECURITIES

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands) December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$10,379	$473	$23	$10,829
Obligations of states and political subdivisions	9,609	446	93	9,962
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	30,176	155	233	30,098

Total fixed maturities	50,164	1,074	349	50,889
Equity securities	8,995	11,590	412	20,173

Total	$59,159	$12,664	$761	$71,062

Held-to-maturity securities:
Obligations of states and political subdivisions $	2,279	$18	$33	$2,264
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	18,001	53	351	17,703

Total	$20,280	$71	$384	$19,967

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$18,036	$1,331	$27	$19,340
Obligations of states and political subdivisions	10,198	506	181	10,523
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	24,766	292	206	24,852

Total fixed maturities	53,000	2,129	414	54,715
Equity securities	10,205	11,011	484	20,732

Total	$63,205	$13,140	$898	$75,447

Held-to-maturity securities:
Obligations of states and political subdivisions $	4,635	$37	$136	$4,536
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	13,996	48	382	13,662

Total	$18,631	$85	$518	$18,198

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 4 — INVESTMENT SECURITIES — CONTINUED

The amortized cost and aggregate fair value of debt securities at December 31, 2004, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
Available-for-sale securities:	Amortized Cost	Fair Value
Due in one year or less	$709	719
Due after one year through five years	18,392	19,353
Due after five years through ten years	13,419	13,104
Due after ten years	17,644	17,713

Total	$50,164	$50,889

Held-to-maturity securities:
Due in one year or less	$--	--
Due after one year through five years	8,375	8,306
Due after five years through ten years	5,215	5,102
Due after ten years	6,690	6,559

Total	$20,280	$19,967

For 2004, gross gains of $2,218,867 ($2,266,000 for 2003 and $1,412,000 for 2002) and gross losses of $129,880 ($858,000 for 2003 and $318,000 for 2002) were realized on sales of available-for-sale-securities.

During the first quarter of 2003 the Company transferred certain corporate bonds from the SFAS No. 115 classification of held-to-maturity to available-for -sale. This decision was made due to circumstances considered by the Company to be both unusual and nonrecurring, which could not have been reasonably anticipated. With interest rates at four decade lows and corporate bond spreads extremely tight relative to U.S Treasury securities, the Company intends to sell certain (primarily corporate) bonds which were previously held in the SFAS No. 115 classification of held-to-maturity. The proceeds of these bonds will be reinvested primarily in agency securities and in the process raise the overall credit quality of the portfolio. The net carrying amount of the securities transferred was $9,833,000 and unrealized gains (net of tax) on these securities totaled $467,000 at the transfer date.

The gross unrealized investment losses and related fair value for securities available-for-sale at December 31, 2004 were as follow:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Corporate	$542	$11	$542	$11	$1,084	$22
Obligations of state and
political subdivisions	1,457	20	3,489	74	4,946	94
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	6,561	78	9,533	155	16,094	233
Equity securities	576	23	774	390	1,350	413

	$9,136	$132	$14,338	$630	23,474	$762

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 4 — INVESTMENT SECURITIES — CONTINUED

All unrealized losses are reviewed to determine whether the losses are other than temporary.  Factors considered include whether the securities are backed by the U.S. Government or its agencies and concerns surrounding the recovery of full principal.  Management believes the unrealized losses are market driven and no ultimate loss will occur.

NOTE 5 — NET INVESTMENT INCOME

Major categories of investment income are summarized as follows:

	(Dollars in thousands) Year ended December 31,
	2004	2003	2002
Fixed maturities	$3,704	$3,618	$3,722
Equity securities	503	528	539
Mortgage loans on real estate	18	19	25
Investment real estate	15	103	24
Policy loans	2	32	37
Other, principally short-term investments	321	41	108

	4,563	4,341	4,455
Less: Investment expenses	235	261	220

Net investment income	$4,328	$4,080	$4,235

An analysis of investment gains follows:	Year ended December 31,
	2004	2003	2002
Net realized investment gains (losses):
Fixed maturities	$431	$627	$(6)
Other, principally equity securities	1,731	789	1,174

	$2,162	$1,416	$1,168

An analysis of the net (decrease) increase in unrealized appreciation on available-for-sale securities follows:

	Year ended December 31,
	2004	2003	2002
Net (decrease) increase in unrealized appreciation on available-
for-sale securities before deferred tax	$(339)	$2,520	$(2,495)
Deferred income tax	114	(862)	848

Net (decrease) increase in unrealized appreciation on available-
for-sale securities	$(225)	$1,658	$(1,647)

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	(Dollars in Thousands)
	2004	2003
Building and improvements	$1,876	$1,660
Electronic data processing equipment	1,936	2,223
Leasing equipment	15,077	14,593
Furniture and fixtures	1,076	880

	19,965	19,356
Less accumulated depreciation	3,058	2,843

	$16,907	$16,513

Depreciation expense for the year ended December 31, 2004 was $805,000 ($686,000 for the year ended December 31, 2003 and $289,000 for the year ended December 31, 2002).

NOTE 7 — INCOME TAXES

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Year ended December 31,
	2004	2003	2002
Federal income tax rate applied to pre-tax income	$1,310	$1,927	$500
Dividends received deduction and tax-exempt interest	(196)	(176)	(184)
Small life insurance company deduction	--	(18)	(230)
Other, net	(268)	(168)	414

Federal income tax expense	$846	$1,565	$500

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 7 — INCOME TAXES – CONTINUED

The tax effect of significant differences representing deferred assets and liabilities are as follows:

	(Dollars in Thousands)
	December 31,
	2004	2003
General insurance expenses	$1,178	$1,107
Unearned premiums	973	908
Claim liabilities	299	279
Policy liabilities	140	209

Deferred tax assets	2,590	2,503
Depreciation	(448)	(135)
Deferred policy acquisition costs	(2,116)	(1,978)
Unrealized gains on securities available-for-sale	(3,499)	(3,613)

Deferred tax liabilities	(6,063)	(5,726)

Net deferred tax liability	$(3,473)	$(3,223)

The appropriate income tax effects of changes in temporary differences are as follows:

	Year ended December 31,
	2004	2003	2002
Deferred policy acquisition costs	$138	$196	$213
Policy liabilities	69	70	70
Unearned premiums	(65)	(263)	(181)
General insurance expenses	(71)	(306)	(42)
Alternative minimum tax credit carryforwards	--	--	45
Depreciation	313	135	--
Claim liabilities	(20)	30	1

	$364	$(138)	$106

Under pre-1984 life insurance company tax laws, a portion of NSIC’s gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated “policyholders’ surplus”. The aggregate balance in this account, $3,720,000 at December 31, 2004, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders’ surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders’ surplus. The deferred income tax liability not recognized is approximately $1,270,000 at December 31, 2004.

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

	(Dollars in thousands)
	2004	2003
Note payable to bank with an interest rate based on prime plus 50 basis
points which was 4.5% at December 31, 2003; matured April 2004	$--	$5,000

Note payable to bank with an interest rate based on LIBOR
(5.15% at December 31, 2004 and 3.87% at December 31, 2003)
dated March, 2002; maturity March, 2007. Payments of $112,953
due quarterly with balloon payment at maturity. Unsecured	$2,731	$3,059
Note payable to bank with an interest rate based on prime minus 25 basis points (5.00% at December 31, 2004) dated June, 2004;
maturity June, 2007. Interest payments due quarterly. Secured by
$14,462 of leasing equipment	13,105	7,862

	$15,836	$10,921

Aggregate maturities of long-term debt for each of the three years subsequent to December 31, 2004 are as follows (dollars in thousands): 2005-$351; 2006-$365; 2007-$15,120.

NOTE 9 — POLICY AND CLAIM RESERVES

At December 31, policy and claim reserves consisted of the following:

	2004	2003
Benefit and loss reserves
Property and casualty	$13,094	$11,343
Accident and health	480	411
Life and annuity	23,935	23,331
Unearned premiums	14,779	13,750
Policy and contract claims	419	476

	$52,707	$49,311

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 9 — POLICY AND CLAIM RESERVES – CONTINUED

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense for the years ended December 31:

	(Dollars in thousands)
	2004	2003	2002
Claims and claim adjustment expense
reserves at beginning of year	$11,343	$11,513	$11,489
Less reinsurance recoverables on
unpaid losses	1,232	1,555	2,396

Net balances at beginning of year	10,111	9,958	9,093
Provision for claims and claim adjustment
expenses for claims arising in current year	32,702	27,066	22,111
Estimated claims and claim adjustment
expenses for claims arising in prior years	(1,091)	(1,928)	(1,547)

Total increases	31,611	25,138	20,564
Claims and claim adjustment expense
payments for claims arising in:
Current year	25,837	19,892	15,594
Prior years	5,402	5,093	4,105

Total payments	31,239	24,985	19,699

Net balance at end of year	10,483	10,111	9,958
Plus reinsurance recoverables on
unpaid losses	2,611	1,232	1,555

Claims and claim adjustment expense
reserves at end of year	$13,094	$11,343	$11,513

The provision for claims and claim adjustment expenses for prior years (net of reinsurance recoveries) decreased in 2004 and 2003 because of lower-than-anticipated losses in homeowners and dwelling fire lines of business. As a result of changes in estimates of insured events in prior years, the provision for claims and claim adjustment expenses (net of reinsurance recoveries) decreased in 2002 because of lower-than-anticipated losses in commercial and private passenger automobile lines of business.

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

NOTE 10 – REINSURANCE

The Company’s insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term. Property and casualty reinsurance is placed on both a quota-share and excess of loss basis. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of reinsurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvencies. At December 31, 2004,

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 10 – REINSURANCE – CONTINUED

reinsurance receivables with a carrying value of $326,000 ($765,000 at December 31, 2003) and prepaid reinsurance premiums of $467,000 ($496,000 at December 31, 2003) were associated with a single reinsurer. The amounts of recoveries pertaining to reinsurance contracts that were deducted from losses incurred during 2004, 2003 and 2002 were approximately $11,284,000, $580,000, and $374,000, respectively. The significant increase in recoveries pertaining to reinsurance contracts in 2004 compared to prior years was due to reinsurance associated will losses incurred from hurricane Ivan. The effect of reinsurance on premiums written and earned was as follows:

	(Dollars in Thousands)
	2004
	Life		Property & Casualty
	Written	Earned	Written	Earned
Direct	$6,176	6,200	47,870	51,618
Assumed	--	--	--
Ceded	(27)	(27)	(4,835)	(4,806)

Net	$6,149	$6,173	$43,035	$46,812

	2003
	Life		Property & Casualty
	Written	Earned	Written	Earned
Direct	$5,719	5,843	45,507	44,666
Assumed	--	--	500	500
Ceded	(44)	(44)	(3,276)	(3,429)

Net	$5,675	$5,799	$42,731	$41,737

	2002
	Life		Property & Casualty
	Written	Earned	Written	Earned
Direct	$5,526	5,441	31,959	29,350
Assumed	--	--	--	--
Ceded	(45)	(45)	(2,063)	(2,115)

Net	$5,481	$5,396	$29,896	$27,235

NOTE 11 — EMPLOYEE BENEFIT PLAN

In 1989, the Company and its subsidiaries established a retirement savings plan and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees who have completed one year of service at January 1 or July 1 are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Contributions for 2004, 2003, and 2002 amounted to $189,000, $228,000, and $177,000, respectively. Contributions are at the Board of Directors’ discretion subject to governmental limitations.

In 1987, the Company established a deferred compensation plan for its Board of Directors. The Board members have an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award. Costs of the deferred compensation plan for 2004, 2003, and 2002 amounted to

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 11 — EMPLOYEE BENEFIT PLAN – CONTINUED

approximately $208,000, $421,000, and $19,000, respectively. The deferred compensation plan was frozen on December 31, 2004. It is anticipated that a new plan will be adopted during 2005 to allow directors to defer fees under a non-qualified plan. Until such plan is adopted all fees will be paid in cash.

NOTE 12 — REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2004, NSIC’s retained earnings unrestricted for the payment of dividends in 2005 amounted to $1,029,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2004, NSFC’s retained earnings unrestricted for the payment of dividends in 2005 amounted to $2,376,000.

At December 31, 2004, securities with market values of $3,655,000 ($3,606,000 at December 31, 2003) were deposited with various states pursuant to statutory requirements.

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

NOTE 13 —SHAREHOLDERS’ EQUITY

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

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 14 — INDUSTRY SEGMENTS

The Company and its subsidiaries operate primarily in the insurance industry. Premium revenues and operating income by industry segment for the years ended December 31, 2004, 2003 and 2002 are summarized below:

(Dollars in thousands)
	Total	P&C Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2004
Revenues
Net premiums earned	$52,985	$46,812	$6,173	$--
Net investment income	4,328	2,315	2,013	--
Net realized investment gains	2,162	1,881	276	5
Net revenues from leasing operations	2,459	--	--	2,459
Other income (loss)	1,312	1,325	9	(22)

	$63,246	$52,333	$8,462	$2,442

Income (loss) before income taxes:	$4,580	$4,224	$216	$140
Interest expense	727	--	30	697

	$3,853	$4,224	$186	$(557)

Assets	$128,631	$65,462	$45,947	$17,222

Amortization of deferred policy aquisition costs	$2,221	$2,115	$106	$--

Depreciation expense	$805	$188	$173	$444

Capital expenditures	$1,327	$130	$663	$534

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 14 — INDUSTRY SEGMENTS – CONTINUED

(Dollars in thousands)
	Total	P&C Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2003
Revenues
Net premiums earned	$47,536	$41,737	$5,799	$--
Net investment income	4,080	2,131	1,865	84
Net realized investment gains	1,416	460	956
Net revenues from leasing operations	1,433	--	--	1,433
Other income	1,395	1,383	12	--

	$55,860	$45,711	$8,620	$1,517

Income (loss) before income taxes:	$6,260	5,720	563	(23)
Interest expense	632	--	34	598

	$5,628	$5,720	$529	$(621)

Assets	$127,236	$65,225	$45,796	$16,215

Amortization of deferred policy aquisition costs	$1,825	$1,727	$98	$--

Depreciation expense	$686	$74	$312	$300

Capital expenditures	$8,079	$118	$645	$7,316

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 14 — INDUSTRY SEGMENTS – CONTINUED

(Dollars in thousands)
	Total	P&C Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2002
Revenues
Net premiums earned	$32,631	$27,236	$5,395	$--
Net investment income	4,235	2,192	1,963	80
Net realized investment gains	1,168	771	397	--
Net revenues from leasing operations	942	--	--	942
Other income	1,051	1,049	2	--

	$40,027	$31,248	$7,757	$1,022

Income (loss) before income taxes:	$1,880	$518	$1,118	$244
Interest expense	410	--	36	374

	$1,470	$518	$1,082	$(130)

Assets	$108,098	$54,186	$44,719	$9,193

Amortization of deferred policy aquisition costs	$1,406	$1,308	$98	$--

Depreciation expense	$289	$50	$156	$83

Capital expenditures	$7,658	$134	$291	$7,233

NOTE 15 — CONTINGENCIES

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

Notes to Consolidated Financial Statements	The National Security Group, Inc.

NOTE 15 – CONTINGENCIES — CONTINUED

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

NOTE 16 —SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during 2004 was $645,000 ($611,000 in 2003 and $361,000 in 2002). Cash paid for income taxes in 2004 was $2,000,000 ($400,000 in 2003 and $110,000 in 2002). In 2003, Mobile Attic acquired $7,134,950 of assets through debt ($4,637,743 in 2002).

NOTE 17 — RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004, 2003 and 2002 the Company’s affiliate Mobile Attic acquired $1,389,404, $7,199,700 and $6,497,400, respectively, of equipment from Cash Brothers Leasing, Inc. (Cash Brothers). The principal owners of Cash Brothers are also stockholders in Mobile Attic. Cash Brothers is also a distributor of the mobile storage units. During 2004, 2003 and 2002 Mobile Attic paid $100,526, $82,892 and $43,256, respectively, in commissions to Cash Brothers. At December 31, 2004, Mobile Attic had accrued expenses due Cash Brothers of $22,195.

Item 8.Consolidated Financial Statements and Supplementary Data	The National Security Group, Inc.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
(Dollars in Thousands)

	December 31, 2004			December 31, 2003
Securities Held to Maturity:	Cost	Fair Value	Amount per the Balance Sheet	Cost	Fair Value	Amount per the Balance Sheet
United States government	$18,001	$17,703	$18,001	$18,631	$18,198	$18,631
States, municipalities and
political subdivisions	2,279	2,264	2,279	--	--	--
Public Utilities
Industrial and Miscellaneous	--	--	--	--	--	--

Total Securities Held to Maturity	$20,280	$19,967	$20,280	$18,631	$18,198	$18,631
Securities Available for Sale:
Equity Securities:
Public utilities	$368	$818	$818	$718	$1,078	$1,078
Banks and insurance companies	1,236	4,114	4,114	1,557	4,799	4,799
Industrial and all other	7,391	15,241	15,241	7,930	14,855	14,855

Total equity securities	$8,995	$20,173	$20,173	$10,205	$20,732	$20,732
Debt Securities:
United States government	$29,926	$29,847	$29,847	$24,766	$24,811	$24,811
States, municipalities and
political subdivisions	9,608	9,962	9,962	9,192	9,496	9,496
Public Utilities	707	728	728	1,006	1,067	1,067
Industrial and Miscellaneous	9,923	10,352	10,352	18,036	19,341	19,341

Total Debt Securities	$50,164	$50,889	$50,889	$53,000	$54,715	$54,715
Total Available for Sale	59,159	71,062	71,062	63,205	75,447	75,447

Total Securities	79,439	91,029	91,342	81,836	93,645	94,078
Receivable for securities	--	--	--	--	--	--
Note Receivable From Affiliate	--	--	--	--	--	--
Mortgage loans on real estate	238	--	238	245	--	245
Investment real estate	1,463	--	1,463	1,564	--	1,564
Policy loans	771	--	771	730	--	730
Other invested assets	2,973	--	2,973	--	--	--
Short term investments	250	--	250	300	--	300

Total investments	$85,134	$91,029	$97,037	$84,675	$93,645	$96,917

Item 8. Consolidated Fianacial Statements and Supplementary Data	National Security Group, Inc.

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2004	2003
Assets
Cash	$663	$185
Investment in subsidiaries (equity method)
eliminated upon consolidation	48,739	48,687
Other assets	1,425	1,374

Total Assets	$50,827	$50,246

Liabilities and Shareholders' Equity
Accrued general expenses	$1,420	$1,315
Notes Payable	2,731	3,059

Total Liabilities	$4,151	$4,374

Total Shareholders' Equity	$46,676	$45,872

Total Liabilities and Shareholders' Equity	$50,827	$50,246

Item 8. Consolidated Fianacial Statements and Supplementary Data	National Security Group, Inc.

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Income
From subsidiaries-eliminated upon consolidation
Dividends	$2,800	$2,300	$2,700
Other Income	381	142	79

	3,181	$2,442	$2,779

Expenses
State taxes	7	19	19
Other expenses	722	1,003	424

	$729	$1,022	$443

Income before income taxes and equity in
undistributed earnings of subsidiaries	$2,452	$1,420	$2,336
Income tax benefit	(357)	(214)	(144)

Income before equity in undistributed earnings
of subsidiaries	$2,809	$1,634	$2,480
Equity in undistributed earnings (losses) of subsidiaries	304	2,456	(1,572)

Net Income	$3,113	$4,090	$908

Item 8. Consolidated Fianacial Statements and Supplementary Data	National Security Group, Inc.

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operatingactivities:
Net income	$3,113	$4,090	$908
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(304)	(2,456)	1,572
Change in other assets	(24)	339	(996)
Change in other liabilities	105	275	147

Net cash provided by
operating activities	2,890	2,248	1,631

Cash flows from investing activities:
Capital contribution to subsidiary	--	--	(725)

Net cash used in
investing activities	--	--	(725)

Cash flows from financing activities:
Proceeds from notes payable	--	--	1,477
Payments on notes payable	(328)	(321)	(205)
Cash dividends	(2,084)	(2,035)	(1,986)

Net cash used in
financing activities	(2,412)	(2,356)	(714)

Net increase (decrease) in cash and cash equivalents	478	(108)	192
Cash at beginning of year	185	293	101

Cash at end of year	$663	$185	$293

Item 8. Consolidated Fianacial Statements and Supplementary Data	National Security Group, Inc.

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Information of Registrant

Note 1-Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that this Condensed Financial Information be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant’s Annual Report as referenced in Form 10-K, Part II, Item 8, page 28.

Note 2-Cash Dividends from Subsidiaries

Dividends of $2.8 million in 2004, $2.3 million in 2003 and $2.7 million in 2002 were paid to the Registrant by its subsidiaries.

Item 8. Consolidated Fianacial Statements and Supplementary Data	National Security Group, Inc.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
(Amounts in thousands)

	Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums
At December 31, 2004:
Life and accident and health insurance	$3,961	$24,834	$--
Property and casualty insurance	2,256	--	14,779

Total	$6,217	$24,834	$14,779

At December 31, 2003:
Life and accident and health insurance	$3,702	$23,742	$--
Property and casualty insurance	2,115	--	13,750

Total	$5,817	$23,742	$13,750

At December 31, 2002:
Life and accident and health insurance	$3,516	$23,210	$--
Property and casualty insurance	1,727	--	9,827

Total	$5,243	$23,210	$9,827

	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions, Amortization of Deferred Policy Acquisition Costs	General Expenses, Taxes, Licenses and Fees
For the year ended December 31, 2004:
Life and accident and health insurance	$6,173	$2,013	$9	$4,130	$1,578	$3,268
Property and casualty insurance	46,812	2,315	1,325	30,937	9,289	6,909
Other	--	--	--	--	--	3,282

Total	$52,985	$4,328	$1,334	$35,067	$10,867	$13,459

For the year ended December 31, 2003:
Life and accident and health insurance	$5,799	$1,860	$11	$2,952	$1,948	$3,040
Property and casualty insurance . . . . . .	41,737	2,135	1,384	24,593	8,778	6,482
Other	--	142	--	--	--	1,022

Total	$47,536	$4,137	$1,395	$27,545	$10,726	$10,544

For the year ended December 31, 2002:
Life and accident and health insurance	$5,395	$1,970	$2	$2,943	$1,776	$2,255
Property and casualty insurance	27,236	2,192	1,049	19,820	5,853	4,801
Other	--	73	--	--	--	444

Total	32,631	4,235	1,051	22,763	7,628	7,500

Note:     Investment income and other operating expenses are reported separately by segment and not allocated.

Item 8. Consolidated Fianacial Statements and Supplementary Data	National Security Group, Inc.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Amounts in thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2004:
Life insurance in force	$ 186,474	$ 8,441	$--	$178,033	0.00%

Premiums:
Life insurance and accident and health insurance	6,200	27	--	6,173	0.00%
Property and casualty insurance	51,676	4,864	--	46,812	--

Total premiums	$ 57,876	$4,891	$--	$52,985	0.00%

For the year ended December 31, 2003:
Life insurance in force	$ 186,555	$7,803	$--	$178,752	0.00%

Premiums:
Life insurance and accident and health insurance	5,844	45	--	5,799	0.00%
Property and casualty insurance . . . . . . . .	44,360	3,123	500	41,737	1.20%

Total premiums	$ 50,204	$3,168	$500	$47,536	1.20%

For the year ended December 31, 2002:
Life insurance in force	$ 183,393	$6,920	$--	$ 176,473	0.00%

Premiums:
Life insurance and accident and health insurance	5,441	45	--	5,396	0.00%
Property and casualty insurance	29,350	2,115	--	27,235	0.00%

Total premiums	$ 34,791	$2,160	$--	$32,631	0.00%

National Security Group, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

The National Security Group, Inc., as a non-accelerated filer, must be in compliance with Section 404 of The Sarbanes-Oxley Act for year end 2006. Management is currently performing documentation procedures in preliminary assessment on internal controls over financial reporting in order to document and evaluate the current controls in place in order to form a basis for future testing required for compliance with Section 404 of the Sarbanes-Oxley Act. In the past, management has relied on existing controls although said controls may not have been in unabridged written form.

Item 9B. Other Information

None

Signatures	National Security Group, Inc.

PART III

Item 10. Directors and Executive Officers of the Registrant

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 11. Executive Compensation

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Item 14. Principal Accountant Fees and Services

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

Signatures	National Security Group, Inc.

PART IV

Item 15 (a) (1) Exhibits and Financial Statement Schedules

The following consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 beginning on page 28.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Shareholders' Equity

Consolidated Statements of Cash Flows

Consolidated Notes to the Financial Statements

Item 15 (a) (2)

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

Item 15 (a) (3)

The following is a list of the exhibits filed as part of this Form 10-K:

3	Amended Certificate of Incorporation filed with the Secretary of State of Delaware on August 2, 2004.
11	Computation of Earnings Per Share Filed Herewith, See Note 1 to Consolidated Financial Statements
21	Subsidiaries of the registrant.
31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Signatures	National Security Group, Inc.

All other Schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 15 (b)

During the last fiscal quarter of the period covered by this Report, the Company filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Description
November 2, 2004	November 2, 2004	Press release, dated November 2, 2004, issued by The National Security Group, Inc.
November 12, 2004	November 12, 2004	Press release, dated November 12, 2004, issued by The National Security Group, Inc.

Signatures	National Security Group, Inc.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NATIONAL SECURITY GROUP, INC.

/s/ Brian R. McLeod Brian R. McLeod Chief Financial Officer and Treasurer	/s/ William L. Brunson, Jr William L.Brunson, Jr. President, Chief Executive Officer and Director

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 31, 2005.

SIGNATURE

/s/ Winfield Baird	/s/ Mickey L. Murdock
/s/ Carolyn Brunson	/s/ Donald Pittman
/s/ Jack R. Brunson	/s/ Fleming Brooks
/s/ Jack E. Brunson	/s/ Paul C. Wesch
/s/ William L. Brunson, Jr	/s/ L. Brunson White
/s/ Fred D. Clark, Jr	/s/ Walter P. Wilkerson
/s/ Frank B. O'Neil

Exhibits	National Security Group, Inc.

Exhibit 31.1
CERTIFICATION

Certification of Chief Executive Officer

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2005

BY: /S/ William L. Brunson Jr. —————————————— William L. Brunson, Jr. Chief Executive Officer

Certification Chief Financial Officer	National Security Group, Inc.

Exhibit 31.2
CERTIFICATION

Certification of Chief Financial Officer

I, Brian R. McLeod, certify that:

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

5 .	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2005

BY: /S/ Brian R. McLeod —————————————— Brian R. McLeod, CPA Chief Financial Officer

Certification Chief Financial Officer	National Security Group, Inc.

Exhibit 32.1
CERTIFICATION

Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2005

BY: /S/ William L. Brunson Jr. —————————————— Name: William L. Brunson, Jr. Title: Chief Executive Officer

Certification Chief Financial Officer	National Security Group, Inc.

Exhibit 32.2
CERTIFICATION

Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2005

BY: /S/ Brian R. McLeod —————————————— Name: Brian R. McLeod, CPA Title: Chief Financial Officer