Form 10-Q
period 2005-03-31
NATIONAL SECURITY GROUP INC
filed 2005-05-12
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005	Commission File Number 0-18649

The National Security Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

Registrant’s Telephone Number including Area Code (334) 897-2273

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 31, 2005
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

INDEX

Page No.

PART I. FINANCIAL INFORMATION

PART II. FINANCIAL INFORMATION

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURE	18

Certifications	19

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial statements include all adjustments necessary, in the opinion of management, for fair statement of financial position, results of operations and cash flows for the periods reported. These adjustments are all normal recurring adjustments. A summary of the more significant accounting policies are set forth in the notes to the audited consolidated financial statements for the year ended December 31, 2004.

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

Note 2-Reinsurance

National Security Fire and Casualty Company ("NSFC"), Omega One Insurance Company (“OMEGA”), and National Security Insurance Company ("NSIC") wholly owned subsidiaries of the Company, reinsure certain portions of insurance risk, which exceed various retention limits. NSFC, OMEGA, and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations.

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 2005 was 2,466,600 and for the period ending March 31, 2004 was 2,466,600.

Note 4-Changes in Shareholder's Equity

During the three months ended March 31, 2005 and 2004, there were no changes in shareholders' equity except for net income of $1,292,000 and $1,053,000 respectively; dividends paid of $530,000 and $518,000 respectively; and unrealized investment losses and gains, net of applicable taxes, of $(498,000) and $590,000 respectively.

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

Note 6-Policy and Claim Reserves

At March 31, 2005 and December 31, 2004 policy and claim reserves consisted of the following:

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 7-Contingencies

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004, and the condensed consolidated statement of shareholders’ equity for the three-month period ended March 31, 2005. These interim financial statements are the responsibility of the company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Birmingham, Alabama

May 12, 2005

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of March 31, 2005, compared with December 31, 2004 and its results of operations and cash flows for the quarter ending March 31, 2005, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Note Regarding Forward-Looking Statements” contained on Page 3 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

The reader is assumed to have access to the Company’s 2004 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form

10-Q.

Information is presented in whole dollars.

OVERVIEW

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. The Company operates in eleven states with over 60% of total premium revenue generated in the states of Alabama and Mississippi. Over 70% of total premium revenue is generated from dwelling property (fire and extended coverage), homeowners and mobile homeowners lines of business. Property and casualty insurance is the most significant segment accounting for 88.5% of total insurance premium revenue in the first quarter of 2005.

First quarter 2005 results were among the best in Company history. These results were primarily the result of excellent underwriting results in our property and casualty insurance operations. Our property and casualty insurance operations posted a GAAP combined ratio of 89.5% in the first quarter of 2005. While encouraged by our first quarter performance, we are mindful of the approaching spring storm season and hurricane season in the Atlantic Ocean and Gulf of Mexico, which generally produce increased claims activity.

Top line premium revenue growth declined moderately in the first quarter of 2005 compared to the same period last year. This decline follows four consecutive years of robust top line growth. Market conditions in the property and casualty segment are cyclical in nature have become more competitive recently and this trend is expected to continue over the coming months. We typically do not sacrifice underwriting profitability in order to increase or maintain market share during periods of increased price competition among insurance carriers. We feel that we have entered such a period of increased price competition and as a results, top-line premium revenue growth will slow significantly compared to the rate of growth enjoyed in each of the last four years. We expect premium revenue for the entire year of 2005 to be up over 2004 with an increase in the range of 8 to 10%.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Three wholly owned subsidiaries, National Security Insurance Company (NSIC), National Security Fire & Casualty Company (NSFC), and Omega One Insurance Company (Omega) generate premium revenue of the Company. NSIC is a life, accident and health insurance company. NSFC and Omega write property and casualty lines of insurance, primarily dwelling fire, homeowners, and private passenger auto.

The following table sets forth premium revenue by major line of business for the three months ended March 31, 2005 compared to the same period last year:

Premium revenue in the life insurance subsidiary, NSIC accounts for 11.4% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Revenue from business in-force serviced by home service agents accounts for 48% of total NSIC premium revenue. This has been the primary method of product distribution for NSIC since it’s founding in 1947. Changing demographics has necessitated a need to diversify to alternative means of distribution. In an effort to increase production of new business and penetrate markets in states outside of Alabama, NSIC began appointing independent agents in 1998. Independent agents now account for over 90% of all new business production in NSIC. Revenue from business in-force serviced by independent agents accounts for 44% of total NSIC premium revenue. In addition to the two primary methods of product distribution, approximately 8% of premium revenue is generated from the servicing of discontinued books of business and inactive programs. The most significant of these discontinued books of business is a block of policies acquired by NSIC from another carrier in 2000.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue declined just under 2% in the first three months of 2005 compared to the same period last year. Accident and health insurance premium revenue increased 6.91%. In total NSIC premium revenue is down marginally in the first quarter of 2005 compared to the same period last year.

Premium revenue in the property/casualty insurance subsidiaries declined 1.06% in the first three months of 2005 compared to the same period last year. NSFC and Omega have grown at a rapid pace over the last four years with a combined annualized premium revenue growth rate of just under 30%. Several factors contributed to this rapid growth including the acquisition of a book of non-standard auto business in Alabama, the rollover of a book of business from a competitor that ceased writing in Mississippi, the rollout of a new homeowners product and the establishment of a mobile homeowners product. Also, overall market conditions have also been very favorable for maintaining adequate rates across all insurance lines written by NSFC and Omega.

Although property/casualty premium revenue declined in the first quarter of 2005 compared to the same period last year, we believe that premium revenue will increase overall for the year 2005 compared to last year albeit at a much slower pace than any of the previous four years. We believe that overall premium revenue will increase in the 8 to 10% range for the year 2005 compared to 2004.

Over 86% of first quarter premium revenue in the property/casualty insurance subsidiaries was produced in two primary lines of business, dwelling fire and homeowners (including mobile homeowners). A summary of the performance of these two primary lines of business in the first quarter of 2005 follows:

Dwelling fire insurance premium, which accounts for 45.7% of total property/casualty premium revenue, declined 9.73% in the first three months of 2005 compared to the same period in 2004. We have experienced significant growth in the dwelling fire line of insurance since 2000 primarily due to favorable market conditions including a decrease in competition in some states and favorable product pricing flexibility. These favorable market conditions which have been conducive to top line premium revenue growth have become less favorable over the last year. While top line growth is expected to continue to slow, we do not expect to significantly change our product pricing philosophy and sacrifice underwriting profitability for market share during this period of increased price competition.

Homeowners insurance premium, which accounts for 40.8% of total property/casualty premium revenue, increased 4.2% in the first quarter of 2005 compared to the same period last year. The homeowners line of business has been the fastest growing line of business for the Company over the last four years but growth in this line is also beginning to moderate. The program has experienced an improvement in the combined ratio in the first quarter of 2005 with a combined ratio of 99% compared to 105% in the first quarter of 2004.

As mentioned in the overview of this discussion, we expect our premium revenue growth rate to retreat to more modest levels over the next year. The personal lines property and casualty insurance business, in which 88% of total premium revenue is derived, has historically been cyclical in nature with periods of intense price competition among insurers followed by periods of increased pricing flexibility. We feel that we are entering a period of increased price competition among insurers. Because we typically do not deviate from our objective of achieving underwriting profitability, we will experience a slowdown or decline in premium revenue growth during periods of increased price competition.

Revenues from leasing operations:

Revenues from leasing operations are generated by the Company’s 50% owned subsidiary, Mobile Attic, Inc. As discussed in the notes to the financial statements, Mobile Attic was previously accounted for using the equity method. Mobile Attic’s revenues are generated from the rental of portable storage containers for industrial and household consumers through its dealer network as well as the sale of franchises and units to franchisees through its wholly-owned subsidiary Mobile Attic Franchising Company. In the first quarter of 2005 total revenues from leasing operations were up significantly to $602,000 compared to $374,000 the same quarter last year. The vast majority of this increase is attributable to rental revenues received from dealer operations. Rental revenues were $492,000 for the quarter ended March 31, 2005. Mobile Attic currently has a market presence of 29 total franchises and corporate managed dealerships. Five franchise locations were added in the first quarter of this year.

Net investment income:

Net investment income is virtually unchanged compared to last year. Due to the historically low interest rate environment, overall investment income has not increased. Currently most major economic indicators point to an increase in market interest rates over the next two years. The bond investment portfolio is being positioned to take advantage of the expected higher interest rate environment.

Realized capital gains and losses:

Realized capital gains were down significantly in the first quarter of 2005 compared to the same period last year. Realized gains are generated primarily from the sale of equity portfolio investments of the insurance subsidiaries. An investment committee composed of senior company management manages these investments. We will sell or decrease positions in certain investment holdings only as market conditions warrant which can lead to significant fluctuations in realized capital gains from quarter to quarter and year to year.

Other income:

Other income increased $15,000 compared to last year. Other income is primarily composed of insurance related fees.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses increased $201,000. As a percentage of premium revenue, policyholder benefits and settlement expenses were 59.4% in the first quarter of 2005 compared to 57.35% in the first quarter of 2004.

Policy acquisition costs:

Policy acquisition costs are down $264,000 compared to last year. Policy acquisition costs are directly related to the production of earned premium and as a percentage of premium earned, policy acquisition costs are down marginally from last year primarily due to a decrease in commission rates paid on an automobile program in the property and casualty subsidiaries.

General insurance expenses:

General expenses as a percent of earned premium were 14.9% in the first quarter of 2005 compared to 16.5% in the first quarter of 2004. General expense ratios have improved significantly over the last four years, as the Company has been able to generate greater economies of scale with the growth in premium revenue. While the rate of premium revenue growth is beginning to decline, management will continue to evaluate and implement more efficient uses of company resources through automation and improvements in the use of information technology.

Taxes, licenses, and fees:

Taxes, licenses and fees are 4.01% of premium revenue in the first quarter of 2005 compared to 5.17% in the first quarter of last year. A decline in written premium in the first quarter of 2005 compared to the first quarter of 2004 is the primary factor contributing to the decline in taxes, licenses and fees.

Summary:

The Company has a year to date net income of $1,292,000 versus net income of $1,053,000 in the first quarter of 2004. An underwriting margin of over 10% in the property and casualty insurance subsidiaries is the primary factor contributing to the increase in net income for the first quarter.

Investments:

Investments at March 31, 2005 were down $1,580,000 compared to December 31, 2004. The Company had experienced a decline in liquidity in late 2004 as a result of increased payments of claims due to Hurricane Ivan. The decline in invested assets in the first quarter of 2005 is primarily attributable to an effort by the company to restore liquidity levels drained by the increased claims activity from Hurricane Ivan and is offset by an increase in cash at March 31, 2005 compared to December 31, 2004.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At March 31, 2005 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Income taxes:

The effective tax rate in the first three months of 2005 was 26.7% compared to 30.12% for the first three months of 2004. The life insurance subsidiary typically has a lower tax rate than the property/casualty subsidiaries. The first quarter of 2005 effective tax rate was lower primarily due to higher taxable earnings in the life insurance subsidiary compared to the first quarter of 2004. Generally the property/casualty subsidiaries pay a higher effective tax rate due to several factors, including, but not limited to, a tax on 20% of unearned premiums, the discounting of loss reserves for federal income tax purposes, and tax on a portion of income from otherwise “tax-free” bonds. A higher percentage of earnings from property/casualty operations compared to life insurance operations generally lead to a higher effective tax rate.

Liquidity and capital resources:

At March 31, 2005, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $46,940,000 up $264,000 compared to December 31, 2004. The increase reflects net income of $1,292,000, an increase in accumulated unrealized investment losses of $498,000, and dividends paid of $530,000.

The Company has $15.800,000 in notes from local banks which management intends to repay over the next five years.

The Company had $1,478,000 in cash and cash equivalents at March 31, 2005. Net cash provided by operating activities totaled $1,454,000 in the first quarter of 2005. The increase in cash from operations was primarily attributable to favorable underwriting results in the property and casualty subsidiaries and the collection of over $1,000,000 in reinsurance balances attributable to claims incurred from Hurricane Ivan.

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

Item 3. Market Risk Disclosures

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the three months ended March 31, 2005. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2004.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 7 to the financial statements.

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

b. Reports on Form 8-K during the quarter ended March 31, 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.

/S/ William L. Brunson, Jr. William L. Brunson, Jr. President and Chief Executive Officer	/S/ Brian R. McLeod Brian R. McLeod Treasurer and Chief Financial Officer

Dated: May 12, 2005

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

Date: May 12, 2005

/S/ William L. Brunson, Jr.
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

Date: May 12, 2005

/S/ Brian R. McLeod
Brian R. McLeod, CPA Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2005
/S/ William L. Brunson, Jr.
Name: William L. Brunson, Jr. Title: Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2 Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12. 2005
/S/ Brian R. McLeod, CPA
Name: Brian R. McLeod, CPA Title: Chief Financial Officer