Form 10-Q
period 2005-06-30
NATIONAL SECURITY GROUP INC
filed 2005-08-15
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2005	Commission File Number 0-18649

The National Security Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding June 30, 2005
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

INDEX

Page No.

PART I. FINANCIAL INFORMATION

PART II. FINANCIAL INFORMATION

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURE	20

Certifications	21

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004

Revenues
Net insurance premiums earned	$13,696	$14,105	$27,360	$27,900
Net investment income	1,174	1,187	2,265	2,238
Realized investment gains	683	699	881	1,086
Revenue from Leasing Operations	988	529	1,590	903
Other Income	386	333	746	678

Total Revenues	16,927	16,853	32,842	32,805

Benefits and Expenses
Policyholder benefits and settlement expenses	8,496	7,697	16,609	15,609
Policy acquisition costs	2,948	2,918	5,565	5,799
General insurance expenses	2,153	1,851	4,186	4,127
Rental expenses	850	549	1,613	1,142
Insurance taxes, licenses and fees	658	542	1,207	1,255

Total benefits and expense	15,105	13,557	29,180	27,932

Income Before Income Taxes	1,822	3,296	3,662	4,873
Income Taxes
Current	446	730	889	1,103
Deferred	(13)	108	34	210
Income Before Equity in Income of Affiliate	$1,389	$2,458	$2,739	$3,560

(Income) Loss of Minority Interest	(43)	(14)	(101)	(63)

Net Income	$1,346	$2,444	$2,638	$3,497

Earnings per share	$0.55	$0.99	$1.07	$1.42

Dividends Declared per Share	$0.215	$0.210	$0.430	$0.420

The Notes to Financial Statements are an integral part of these statements.

The National Security Group, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	As of	As of
	June 30,	December 31,
ASSETS	2005	2004
	(unaudited)

Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2005 - $19,606;
2004 - $19,967)	$19,950	$20,280
Fixed maturities available-for-sale, at estimated fair value (cost: 2005 - $51,603;
2004 - $50,164)	51,793	50,889
Equity securities available-for-sale, at estimated fair value (cost: 2005 - $8,508;
2004 - $8,995)	18,884	20,173
Mortgage loans on real estate, at cost	369	238
Investment real estate, at book value (accumulated depreciation: 2005 - $17; 2004 - $17)	1,463	1,463
Policy loans	767	771
Other invested assets	2,687	2,973
Short-term investments	1,114	250

Total Investments	97,027	97,037

Cash	1,023	360
Accrued investment income	752	744
Receivable from agents, less allowance for credit losses (2005 - $0; 2004 - $110)	2,602	2,465
Reinsurance recoverable	2,165	3,318
Deferred policy acquisition costs	6,892	6,217
Property and equipment, net	17,225	16,907
Other assets	2,174	1,583

Total Assets	$129,860	$128,631

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy and claim reserves	54,138	52,707
Other policyholder funds	1,378	1,311
Long-term debt	15,685	15,836
Accrued income taxes	521	-
Other liabilities	6,918	7,876
Deferred income tax	3,088	3,473

Total Liabilities	81,728	81,203

Contingencies	-	-

Minority interest	852	752

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 10,000,000
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	7,431	8,404
Retained earnings	32,431	30,854

Total Shareholders' Equity	47,280	46,676
Total Liabilities and Shareholders' Equity	$129,860	128,631

The Notes to the Financial Statements are an integral part of these statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated
			Other
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2003	$ 45,872	$ 29,825	$ 8,629	$ 2,467	$ 4,951

Comprehensive income
Net Income for 2004	3,113	3,113
Other comprehensive income (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $1,483	(225)		(225)

Total Comprehensive Income	2,888

Cash dividends	(2,084)	(2,084)

Balance at December 31, 2004	$ 46,676	$ 30,854	$ 8,404	$ 2,467	$ 4,951

Comprehensive Income
Net Income three months ended 6/30/2005	2,638	2,638
Other comprehensive income (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $625	(973)	-	(973)

Total Comprehensive Income	1,665

Cash dividends	(1,061)	(1,061)

Balance at June 30, 2005 (Unaudited)	$ 47,280	$ 32,431	$ 7,431	$ 2,467	$ 4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months
	Ended June 30,
	2005	2004

Cash Flows from Operating Activities
Income from continuing operations	$ 2,638	$ 3,497
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Change in accrued investment income	(8)	95
Change in reinsurance receivables	1,153	(56)
Change in deferred policy acquisition costs	(675)	(339)
Change in income tax payable	521	(1,031)
Depreciation expense	465	611
Change in policy liabilities and claims	1,431	1,238
Other, net	(1,696)	(2,355)
Net cash provided by (used in) operating activities	3,829	1,660

Cash Flows from Investing Activities
Cost of investments acquired	(15,384)	(14,691)
Sale and maturity of investments	14,046	14,628
(Purchase) of property and equipment	(783)	(217)
Change in minority interest	100	36

Net cash provided by (used in) investing activities	(2,021)	(244)

Cash Flows from Financing Activities
Change in other policyholder funds	67	80
Change in notes payable	(151)	76
Dividends paid	(1,061)	(1,036)
Net cash (used in) provided by financing activities	(1,145)	(880)

Net change in cash and cash equivalents	663	536

Cash and cash equivalents, beginning of period	360	950

Cash and cash equivalents, end of period	$ 1,023	$ 1,486

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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending June 30, 2005 was 2,466,600 and for the period ending June 30, 2004 was 2,466,600.

Note 4-Changes in Shareholder's Equity

During the six months ended June 30, 2005 and 2004, there were no changes in shareholders' equity except for net income of $2,638,000 and $3,497,000 respectively; dividends paid of $1,061,000 and $1,036,000 respectively; and unrealized investment losses , net of applicable taxes, of $(973,000) and $(799,000) respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

(in thousands)

	June 30,	January 1,
	2005	2005
General insurance expenses	1,320	1,178
Unearned premiums	1,144	973
Claims liabilities	294	299
Policy liabilities	104	140
Deferred tax assets	2,862	2,590

Depreciation	(464)	(448)
Deferred policy acquisition costs	(2,343)	(2,116)
Unrealized gains on securities available-for-sale	(3,143)	(3,499)
Deferred tax liabilities	(5,950)	(6,063)
Net deferred tax liability	(3,088)	(3,473)

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Note 6-Policy and Claim Reserves

At June 30, 2005 and December 31, 2004 policy and claim reserves consisted of the following:

	(Dollars in thousands)
	June 30,	December 31,
	2005	2004
Benefit and loss reserves
Property and casualty	$ 11,775	$ 13,094
Accident and health	504	480
Life and annuity	24,269	23,935
Unearned premiums	17,208	14,779
Policy and contract claims	382	419
	$ 54,138	$ 52,707

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

Note 8 – Related Parties

The Mobile Attic, Inc (Mobile Attic) and its wholly owed subsidiary (MAFCO) is a 50% owned subsidiary of The Company.  Mobile Attic is a joint venture between the Company and the principal owners of two local manufacturing entities, Pete and Russ Cash.  Pete is also the founder of Mobile Attic.  Due to the implementation of FIN 46R, discussed in detail in Note 2 of our 2004 Form 10-K, and effective in the first quarter of 2004 the Company consolidates the accounts of Mobile Attic and MAFCO.  Pete Cash, president and shareholder of Mobile Attic, and Russell Cash, shareholder of Mobile Attic, own interests in Cash Brothers Leasing (CBL) and Bridgeville Trailers (Bridgeville).  CBL and Bridgeville are both manufacturing entities that perform services for Mobile Attic.  CBL also owns Mobile Attic dealerships. A summary of year-to-date transactions is as follows:

Mobile Attic contracted with CBL to re-furbished 40’ storage containers from CBL.  Year-to-date payments for re-furbished units total $525,500.  Mobile Attic purchases shipping/storage containers manufactured by Bridgeville for sell under the Mobile Attic brand name.  Year-to-date payments to Bridgeville for completed shipping/storage containers total $954,829.30.  MAFCO leases office space at the CBL manufacturing facilities.  Year-to-date rent paid to CBL is $4,000.  MAFCO purchases completed storage containers from CBL and sells the new units to franchisees.  Year-to-date payments to CBL for completed storage containers total $833,898. CBL receives commissions and delivery fees from Mobile Attic based on rentals through its dealership locations.  Year-to-date payments to CBL for commissions and deliver fees total $55,416.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 9 – Subsequent Event

Hurricane Dennis

On July 10th 2005 Hurricane Dennis hit the coast of the Florida Panhandle and cut a path across central and southwest Alabama. Our property and casualty subsidiary, National Security Fire & Casualty, incurred over 450 claims as a result of Hurricane Dennis, primarily in Alabama and eastern Mississippi. Current estimates indicate an expected ultimate loss in the range of $600,000 to $650,000 due to Hurricane Dennis. Net of tax, losses from Hurricane Dennis are expected to adversely impact third quarter results by between $400,000 and $450,000 or

$0.16 to $0.18 per share. These losses occurred subsequent to the period reported in the current financial statements included in this Form 10-Q and no allowance has been accrued. These losses will be reflected in our third quarter form 10-Q to be filed in November of 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of June 30, 2005, and the related condensed consolidated statements of income and cash flows for the six-month periods ended June 30 , 2005 and 2004, and the condensed consolidated statement of shareholders’ equity for the six-month period ended June 30 , 2005. These interim financial statements are the responsibility of the company’s management.

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

Barfield, Murphy, Shank & Smith, P.C.

Birmingham, Alabama

August 12, 2005

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of June 30, 2005, compared with December 31, 2004 and its results of operations and cash flows for the six month period ending June 30, 2005, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

OVERVIEW

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. The Company operates in eleven states with over 60% of total premium revenue generated in the states of Alabama and Mississippi. Over 70% of total premium revenue is generated from dwelling property (fire and extended coverage), homeowners and mobile homeowners lines of business. Property and casualty insurance is the most significant segment accounting for 88.6% of total insurance premium revenue in the second quarter of 2005.

A review of the line items of our income statement reveals fairly consistent performance when comparing the first six months of 2005 with the same period last year with the only significant deviation being policyholder benefits and settlement expenses which increased $1,000,000. We were unable to match the record results posted in the first half of 2004 primarily due to increased frequency of storm related losses in our property and casualty subsidiary, National Security Fire & Casualty. While results did not match the stellar first half results of 2004, the Company did post the second best first half in the last ten years.

Top line premium revenue growth declined 2.9% and 1.9% in the second quarter and year to date respectively in 2005 compared to the same periods last year. This decline follows four consecutive years of robust top line growth driven primarily by increased production in our property and casualty subsidiary. Market conditions in the property and casualty segment are cyclical in nature have become more competitive recently and this trend is expected to continue over the coming months. We typically do not sacrifice underwriting profitability in order to increase or maintain market share during periods of increased price competition among insurance carriers. We feel that we have entered such a period of increased price competition and as a result, top-line premium revenue growth rates will slow significantly compared to the rate of growth enjoyed in each of the last four years. However, we do expect premium revenue growth to temporarily accelerate in the second half of 2005 and we expect premium revenue for the entire year of 2005 to be up over 2004 with an increase in the range of 8 to 10%.

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

The following table sets forth premium revenue by major line of business for the six months ended June 30, 2005 compared to the same period last year:

	Six months ended June 30,		Percent
	2005	2004	increase (decrease)

Life, accident and health operations:
Traditional life insurance	$ 2,426,660	$ 2,466,903	(1.63)%
Accident and health insurance	677,026	654,353	3.46%
Other	-	-	-%
Total life, accident and health	3,103,686	3,121,256	(0.56)%

Property and Casualty operations:
Dwelling fire & extended coverage	11,221,195	11,827,249	(5.12)%
Homeowners (Including mobile homeowners)	9,844,093	9,369,609	5.06%
Ocean marine	901,235	1,120,480	(19.57)%
Other liability	555,992	335,927	65.51%
Private passenger auto liability	1,839,199	1,968,442	(6.57)%
Commercial auto liability	579,140	342,310	69.19%
Auto physical damage	1,343,698	1,699,159	(20.92)%
Reinsurance premium ceded	(2,028,205)	(1,884,723)	7.61%
Total property and casualty	24,256,347	24,778,453	(2.11)%

Total earned premium revenue	$ 27,360,033	$ 27,899,709	(1.93)%

Premium revenue in the life insurance subsidiary, NSIC accounts for 11.4% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Revenue from business in-force serviced by home service agents accounts for 47% of total NSIC premium revenue. This has been the primary method of product distribution for NSIC since it’s founding in 1947. Changing demographics has necessitated a need to diversify to alternative means of distribution. In an effort to increase production of new business and penetrate markets in states outside of Alabama, NSIC began appointing independent agents in 1998. Independent agents now account for over 90% of all new business production in NSIC. Revenue from business in-force serviced by independent agents accounts for 46% of total NSIC premium revenue. In addition to the two primary methods of product distribution, approximately 8% of premium revenue is generated from the servicing of discontinued books of business and inactive programs. The most significant of these discontinued books of business is a block of policies acquired by NSIC from another carrier in 2000.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue declined just under 2% in the first six months of 2005 compared to the same period last year. Accident and health insurance premium revenue increased 3.5%. In total NSIC premium revenue is down marginally in the second quarter of 2005 compared to the same period last year.

The biggest challenge for NSIC in maintaining higher levels of premium growth remains the ability to retain in force business once it is issued, referred to in the industry as persistency. NSIC primarily serves the lower and middle income markets with lower face value life insurance products (typically $50,000 and below) and supplemental accident and health insurance products. While we believe our customers typically view our products as an important part of their financial plan, our products are also viewed by many lower to middle income households as discretionary in nature and are subject to being cancelled for non-payment of premium in the event of a decline in household income due to job loss or other economic factors. NSIC typically loses over 40% of new business produced in a year due to non-payment of premium. Over the past two years, our marketing department has been working to penetrate the worksite market of stable industries in our areas of distribution. Worksite marketing typically involves the sale of products at the customer’s place of employment. Payment of premium is typically facilitated through payroll deduction with the employer. We believe that penetrating this market and method of product distribution will improve our persistency as it continues to develop. Premium produced through worksite marketing currently accounts for less than 10% of premium revenue but has been among the fastest growing methods of distribution for NSIC.

Premium revenue in the property/casualty insurance subsidiaries declined 2.11% in the first six months of 2005 compared to the same period last year. NSFC and Omega have grown at a rapid pace over the last four years with a combined annualized premium revenue growth rate of just under 30%. Several factors contributed to this rapid growth including the acquisition of a book of non-standard auto business in Alabama, the rollout of a new homeowners product and the establishment of a mobile homeowners product. Also, overall market conditions have also been very favorable for maintaining adequate rates across all insurance lines written by NSFC and Omega.

Although property/casualty premium revenue declined in the second quarter of 2005 compared to the same period last year, we believe that premium revenue will increase overall for the year 2005 compared to last year albeit at a much slower pace than any of the previous four years. An increase in new business produced over the last four months compared to the immediately preceding four month period is expected to drive an increase in earned premium revenue in the second half of 2005. We believe that overall premium revenue will increase in the 8 to 10% range for the year 2005 compared to 2004.

Over 77% of second quarter premium revenue in the property/casualty insurance subsidiaries was produced in two primary lines of business, dwelling fire and homeowners (including mobile homeowners). A summary of the performance of these two primary lines of business in the second quarter of 2005 follows:

Dwelling fire insurance premium, which accounts for 41% of total property/casualty premium revenue, declined 5.12% in the first six months of 2005 compared to the same period in 2004. We have experienced significant growth in the dwelling fire line of insurance since 2000 primarily due to favorable market conditions including a decrease in competition in some states and favorable product pricing flexibility. These favorable market conditions which have been conducive to top line premium revenue growth have become less favorable over the last year. While top line growth is expected to continue to slow, we do not expect to significantly change our product pricing philosophy and sacrifice underwriting profitability for market share during this period of increased price competition.

Homeowners insurance premium, which accounts for 36% of total property/casualty premium revenue, increased 5.06% in the second quarter of 2005 compared to the same period last year. The homeowners line of business has been the fastest growing line of business for the Company over the last four years but growth in this line is also beginning to moderate. The homeowners program experienced deterioration in the combined ratio in the second half of 2005 at 105% compared to a combined ratio of 98% in the first half of 2004. Increased frequency of storm related losses, which were virtually non-existent in the first half of 2004 and an increase in frequency of fire losses contributed to the increase in the combined ratio.

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

Revenues from leasing operations:

Revenues from leasing operations are generated by the Company’s 50% owned subsidiary, Mobile Attic, Inc. As discussed in the notes to the financial statements, Mobile Attic was previously accounted for using the equity method. Mobile Attic’s revenues are generated from the rental of portable storage containers for industrial and household consumers through its dealer network as well as the sale of franchises and units to franchisees through its wholly-owned subsidiary Mobile Attic Franchising Company. In the first half of 2005 total revenues from leasing operations were up significantly to $1,590,000 compared to $903,000 the same quarter last year. The vast majority of this increase is attributable to rental revenues received from dealer operations. Rental revenues were $1,052,000 for the six months ended June 30, 2005 compared to $798,000 for the same period last year. Mobile Attic currently has a market presence of 30 total franchises and corporate managed dealerships. Nine franchise locations were added in the first six months of this year.

Net investment income:

Net investment income is up 1.2% compared to last year. Due to Hurricane Ivan which impacted the property and casualty subsidiaries in the second half of 2004, invested assets decreased 1.4% at June 30, 2005 compared to June 30, 2004. However, due to a recent increase in short term interest rates, investment income increased 1.2% in the first six months of 2005 compared to the same period last year.

Realized capital gains and losses:

Realized capital gains were $881,000 for the six-month period ending June 30, 2005, down 18.9% from $1,089,000 for the same period in 2004. . Realized gains are generated primarily from the sale of equity portfolio investments of the insurance subsidiaries. An investment committee composed of senior company management manages these investments. We will sell or decrease positions in certain investment holdings only as market conditions warrant which can lead to significant fluctuations in realized capital gains from quarter to quarter and year to year.

Other income:

Other income increased $68,000 compared to last year. Other income is primarily composed of insurance related fees.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses was the most significant component contributing to the decrease in net income for the six months ended June 30, 2005 compared to the same period last year. Policyholder benefits and settlement expenses increased $1,000,000. As a percentage of premium revenue, policyholder benefits and settlement expenses were 60.1% in the first half of 2005 compared to 55.95% in the first half of 2004. As mentioned earlier in this discussion, an increase in property and casualty subsidiary claims was the primary factor contributing to the increase in policyholder benefits and settlement expenses. Specifically, storm related losses, which were virtually non-existent in the first half of 2004, in the dwelling fire line of business were up $1,434,000 in the first six months of 2005 compared to the same period last year, an increase of 326%. Net of tax, this increase in storm related losses accounts for virtually all of the change in net income for the first six months of 2005 compared to the same period last year.

Policy acquisition costs:

Policy acquisition costs were 20.34% of premium earned in the first half of 2005, virtually unchanged from the 20.79% in the first half of 2004. Policy a primarily of commissions to agents for the sale of insurance products and typically increase or decrease in relation to the direction of premium revenue.

General insurance expenses:

General expenses as a percent of earned premium were up $59,000 or 1.4% in the first half of 2005, a marginal increase of 1.4% compared to the first half of 2004.

Taxes, licenses, and fees:

Taxes, licenses and fees were 4.42% of premium revenue in the first half of 2005 compared to 4.50% of premium revenue in the first half of 2004.

Summary:

The Company has a year to date net income of $2,638,000 versus net income of $3,497,000 in the second quarter of 2004. Increased storm related losses in the dwelling fire line of business is the primary factor contributing to the decrease in net income.

Investments:

Invested assets at June 30, 2005 decreased a marginal $10,000 compared to December 31, 2004. The Company had experienced a decline in liquidity in late 2004 as a result of increased payments of claims due to Hurricane Ivan and was forced to liquidate some shorter term investments in order to pay claims associated with Hurricane Ivan.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At June 30, 2005 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Income taxes:

The effective tax rate in the first six months of 2005 was 25.21% compared to 26.95% for the first six months of 2004. The life insurance subsidiary typically has a lower tax rate than the property/casualty subsidiaries. The second quarter of 2005 effective tax rate was lower primarily due to higher taxable earnings in the life insurance subsidiary compared to the second quarter of 2004. Generally the property/casualty subsidiaries pay a higher effective tax rate due to several factors, including, but not limited to, a tax on 20% of unearned premiums, the discounting of loss reserves for federal income tax purposes, and tax on a portion of income from otherwise “tax-free” bonds. A higher percentage of earnings from property/casualty operations compared to life insurance operations generally lead to a higher effective tax rate.

Liquidity and capital resources:

At June 30, 2005, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $47,280,000 up $604,000 compared to December 31, 2004. The increase reflects net income of $2,638,000, an increase in accumulated unrealized investment losses of $973,000, and dividends paid of $1,061,000.

The Company has $15.7 million in notes from local banks of which $13.1 million is owed by a 50% owned subsidiary, Mobile Attic. Management of Mobile Attic expects to refinance a significant portion of its debt over the next 12 months.

The Company had $1,023,000 in cash and cash equivalents at June 30, 2005. Net cash provided by operating activities totaled $3,929,000 in the second quarter of 2005. The increase in cash from operations was primarily attributable to favorable cash profits from insurance operations and the collection of over $1,000,000 in reinsurance balances attributable to claims incurred from Hurricane Ivan.

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

Item 3. Market Risk Disclosures

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the six months ended June 30, 2005. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Company management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on May 12, 2005. Both proposals were approved by stockholders.

1.	Election of Directors

Nominees	For	Withheld
Winfield Baird	86.23%	13.77%
W.L. Brunson, Jr.	95.64%	4.36%
Mickey L. Murdock	95.64%	4.36%
Paul Wesch	95.57%	4.50%
Fred Clark, Jr.	95.64%	4.36%

2.	Barfield, Murphy, Shank and Smith were ratified as registered public accountants with 92.34% of votes cast in favor of the nominee.

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
Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended June 30, 2005

Date of Report	Date Filed	Description

June 25, 2005	June 26, 2005	Press release, dated June 25, 2005, issued by The National Security Group, Inc.
May 12, 2005	May 12, 2005	Press release, dated May 12, 2005, issued by The National Security Group, Inc.
April 21, 2005	April 21, 2005	Press release, dated April 21, 2005, issued by The National Security Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.

/s/ William L. Brunson, Jr.	/s/ Brian R. McLeod
William L. Brunson, Jr.	Brian R. McLeod
President and Chief Executive Officer	Treasurer and Chief Financial Officer

Dated: August 15, 2005

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

Date: August 15, 2005

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

Date: August 15, 2005

/s/ Brian R. McLeod, CPA

Brian R. McLeod, CPA Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2005	/s/ William L. Brunson, Jr.

Name: William L. Brunson, Jr. Title: Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2 Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15. 2005	/s/ Brian R. McLeod, CPA

Name: Brian R. McLeod, CPA Title: Chief Financial Officer