Form 10-Q
period 2005-09-30
NATIONAL SECURITY GROUP INC
filed 2005-11-15
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2005	Commission File Number 0-18649

The National Security Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding September 30, 2005
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

INDEX

Page No.

PART I. FINANCIAL INFORMATION

PART II. FINANCIAL INFORMATION

Item 6. Exhibits and Reports on Form 8-K	19

SIGNATURE	20

Certifications	21

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004

Revenues
Net insurance premiums earned	$ 11,969	$ 11,972	$ 39,329	$ 39,872
Net investment income	933	1,072	3,198	3,310
Realized investment gains	1,394	569	2,275	1,655
Revenue from Leasing Operations	700	989	2,290	1,892
Other Income	340	319	1,086	997

Total Revenues	15,336	14,921	48,178	47,726

Benefits and Expenses
Policyholder benefits and settlement expenses	15,161	11,924	31,770	27,533
Policy acquisition costs	2,310	2,510	7,875	8,309
General insurance expenses	1,728	1,693	5,914	5,820
Rental expenses	889	1,026	2,502	2,168
Insurance taxes, licenses and fees	650	545	1,857	1,800

Total benefits and expense	20,738	17,698	49,918	45,630

(LOSS) Income Before Income Taxes	(5,402)	(2,777)	(1,740)	2,096
Income taxes
Current	(1,220)	(1,241)	(331)	391
Deferred	(208)	109	(242)	(210)
(LOSS) Income Before Equity in Income of Affiliate	$ (3,974)	$ (1,645)	$ (1,167)	$ 1,915

Loss (Income) of Minority Interest	10	23	(91)	(40)

Net (LOSS) Income	$ (3,964)	$ (1,622)	$ (1,258)	$ 1,875

(LOSS) Earnings per share	$ (1.61)	$ (0.66)	$ (0.51)	$ 0.76

Dividends Declared per Share	$ 0.215	$ 0.210	$ 0.645	$ 0.630

The National Security Group, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amount)

	As of September 30, 2005	As of December 31, 2004
	(unaudited)

ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2005 - $18,867;
2004 - $19,967)	$19,340	$20,280
Fixed maturities available-for-sale, at estimated fair value (cost: 2005 - $52,204;
2004 - $50,164)	51,941	50,889
Equity securities available-for-sale at estimated fair value (cost: 2005 - $6,548;
2004 - $8,995)	15,947	20,173
Mortgage loans on real estate, at cost	394	238
Investment real estate, at book value (accumulated depreciation: 2005 - $17; 2004 - $17)	3,870	1,463
Policy loans	791	771
Other invested assets	2,605	2,973
Short-term investments	1,521	250

Total Investments	96,409	97,037

Cash	1,937	360
Accrued investment income	751	744
Receivable from agents, less allowance for credit losses (2005 - $110; 2004 - $110)	2,602	2,465
Reinsurance recoverable	13,701	3,318
Deferred policy acquisition costs	6,934	6,217
Property and equipment, net	16,787	16,907
Other assets	3,579	1,583

Total Assets	$142,700	$128,631

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy and claim reserves	71,867	52,707
Other policyholder funds	1,295	1,311
Short-term notes payable	1,000	--
Long-term debt	15,613	15,836
Other liabilities	7,416	7,876
Deferred income tax	2,801	3,473

Total Liabilities	99,992	81,203

Contingencies	--	--

Minority interest	843	752

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	--	--
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued
or outstanding	--	--
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	6,442	8,404
Retained earnings	28,005	30,854

Total Shareholders' Equity	41,865	46,676

Total Liabilities and Shareholders' Equity	$142,700	$128,631

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated
			Other
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2003	$ 45,872	$ 29,825	$ 8,629	$ 2,467	$ 4,951

Comprehensive income
Net Income for 2004	3,113	3,113
Other comprehensive income (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $1,483	(225)		(225)

Total Comprehensive Income	2,888

Cash dividends	(2,084)	(2,084)

Balance at December 31, 2004	$ 46,676	$ 30,854	$ 8,404	$ 2,467	$ 4,951

Comprehensive loss
Net loss nine months ended 9/30/2005	(1,258)	(1,258)
Other comprehensive income (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $1,545	(1,962)	-	(1,962)

Total Comprehensive Loss	(3,220)

Cash dividends	(1,591)	(1,591)

Balance at September 30, 2005	$ 41,865	$ 28,005	$ 6,442	$ 2,467	$ 4,951

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months
	Ended September 30,
	2005	2004

Cash Flows from Operating Activities
(Loss) Income from continuing operations	$ (1,258)	$ 1,875
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Change in accrued investment income	(7)	102
Change in reinsurance receivables	(10,383)	(8,171)
Change in deferred policy acquisition costs	(717)	(406)
Change in income tax payable	(1,140)	(2,184)
Depreciation expense	465	599
Change in policy liabilities and claims	19,160	12,988
Other, net	(1,672)	(723)
Net cash provided by operating activities	4,448	4,080

Cash Flows from Investing Activities
Cost of investments acquired	(19,128)	(23,906)
Sale and maturity of investments	17,564	22,890
Purchase of property and equipment	(568)	(705)
Change in minority interest	91	14

Net cash used in investing activities	(2,041)	(1,707)

Cash Flows from Financing Activities
Change in other policyholder funds	(16)	(7)
Change in notes payable	777	(6)
Dividends paid	(1,591)	(1,554)
Net cash used in financing activities	(830)	(1,567)

Net change in cash and cash equivalents	1,577	806

Cash and cash equivalents, beginning of period	360	1,295

Cash and cash equivalents, end of period	$ 1,937	$ 2,101

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial statements include all adjustments necessary, in the opinion of management, for fair statement of financial position, results of operations and cash flows for the periods reported. These adjustments are all normal recurring adjustments. A summary of the more significant accounting policies are set forth in the notes to the audited consolidated financial statements for the year ended December 31, 2004. The results of operations for the nine-month and three-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments thereto are available on our website at www.nationalsecuritygroup.com and clicking on the “Investors” tab. Also available under the “Investors” tab on the website are the Company’s Code of Ethics which can be access under “Corporate Governance” and Section 16 filings which can be accessed under such title.

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

Note 2-Reinsurance

In the normal course of business, NSFC and Omega seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with unaffiliated reinsurance entities (reinsurers). Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the policies covered by the reinsurance contract. Amounts paid for prospective reinsurance contracts are reported as prepaid reinsurance premiums and amortized over the remaining contract period.

In the normal course of business, NSIC seeks to limit its exposure to loss on any single insured to recover a portion of benefits paid by ceding reinsurance to reinsurers under excess coverage contracts. NSIC retains a maximum of $50,000 of coverage per individual life. The cost of reinsurance is amortized over the contract period.

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending September 30, 2005 was 2,466,600 and for the period ending September 30, 2004 was 2,466,600.

Note 4-Changes in Shareholder's Equity

During the nine months ended September 30, 2005 and 2004, there were no changes in shareholders' equity except for net (loss) income of $(1,258,000) and $1,875,000 respectively; dividends paid of $1,591,000 and $1,554,000 respectively; and reductions of accumulated other comprehensive income, net of applicable taxes, of

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

$(1,962,000) and $(834,000) respectively.

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

(in thousands)

	September 30,	January 1,
	2005	2005
General insurance expenses	1,217	1,178
Unearned premiums	1,167	973
Claims liabilities	141	299
Policy liabilities	87	140
Deferred tax assets	2,612	2,590

Depreciation	(362)	(448)
Deferred policy acquisition costs	(2,358)	(2,116)
Unrealized gains on securities available-for-sale	(2,693)	(3,499)
Deferred tax liabilities	(5,413)	(6,063)
Net deferred tax liability	(2,801)	(3,473)

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Note 6 – Notes Payable and Long-Term Debt

	(Dollars in thousands)
	2005	2004

Revolving line of credit payable to bank with an interest rate based on prime
which was 6.75% at September 30, 2005; maturity April, 2006. Unsecured	$ 1,000	$ -

Note payable to bank with an interest rate based on LIBOR
(6.43% at September 30, 2005 and 5.15% at December 31, 2004)
dated March, 2002; maturity March, 2007. Payments of $112,953
due quarterly with balloon payment at maturity. Unsecured	$ 2,508	$ 2,731

Note payable to bank with an interest rate based on prime minus 25 basis points (6.5% at September 30, 2005 and 5.00% at Decenber 31, 2004)
dated June, 2004;maturity June, 2007. Interest payments due quarterly. Secured by
$14,462 of leasing equipment.	13,105	13,105
	$ 15,613	$ 15,836

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 7 - Policy and Claim Reserves

At September 30, 2005 and December 31, 2004 policy and claim reserves consisted of the following:

	(Dollars in thousands)
	September 30,	December 31,
	2005	2004
Benefit and loss reserves
Property and casualty	$ 28,818	$ 13,094
Accident and health	557	480
Life and annuity	24,431	23,935
Unearned premiums	17,670	14,779
Policy and contract claims	391	419
	$ 71,867	$ 52,707

Note 8 - Contingencies

Loss reserves

The insurance subsidiaries enter into reinsurance agreements with unaffiliated reinsurance companies as discussed in Note 2 of these financial statements. In the event that any of the unaffiliated reinsurance companies become unable to meet their obligation under a reinsurance agreement, the obligation to pay the claim would remain with the Company’s subsidiaries.

The liability for estimated unpaid property and casualty losses and loss adjustment expenses is based on an analysis of reported losses and estimates of incurred but not reported losses. Management performs evaluations of loss reserve development trends and methodology on an ongoing basis. Adjustments to the liability for estimated unpaid property and casualty losses are included in current operations.

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

The company establishes and maintains reserves on contingent liabilities to the extent losses are probable and amounts are estimable. In many instances, however, it is not feasible to predict the ultimate outcome with any degree of accuracy. While a resolution of these matters may significantly impact consolidated earnings and the Company’s consolidated financial position, it remains management’s opinion, based on information presently

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

available, that the ultimate resolution of these matters will not have a material impact on the Company’s consolidated financial position. However, it should be noted that instances of class action lawsuits against insurance companies are widespread in several states in which insurance subsidiaries of the company operate.

Note 9 – Related Parties

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

Mobile Attic contracted with CBL to re-furbished 40’ storage containers from CBL.  Year-to-date payments for re-furbished units total $525,500.  Mobile Attic purchases shipping/storage containers manufactured by Bridgeville for sell under the Mobile Attic brand name.  Year-to-date payments to Bridgeville for completed shipping/storage containers total $2,144,827.  MAFCO leases office space at the CBL manufacturing facilities.  Year-to-date rent paid to CBL is $4,000.  MAFCO purchases completed storage containers from CBL and sells the new units to franchisees.  Year-to-date payments to CBL for completed storage containers total $2,175,000. CBL receives commissions and delivery fees from Mobile Attic based on rentals through its dealership locations.  Year-to-date payments to CBL for commissions and deliver fees total $87,765.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of September 30, 2005, and the related condensed consolidated statements of income and cash flows for the nine-month periods ended September 30 , 2005 and 2004, and the condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30 , 2005. These interim financial statements are the responsibility of the company’s management.

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

/s/ Barfield, Murphy, Shank, & Smith, P.C.

Birmingham, Alabama

November 15, 2005

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of September 30, 2005, compared with December 31, 2004 and its results of operations and cash flows for the nine month period ending September 30, 2005, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

OVERVIEW

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. The Company operates in eleven states with over 60% of total premium revenue generated in the states of Alabama and Mississippi. Over 70% of total premium revenue is generated from dwelling property (fire and extended coverage), homeowners and mobile homeowners lines of business. Property and casualty insurance is the most significant segment accounting for 88.6% of total insurance premium revenue in the third quarter of 2005.

The third quarter has been unkind for the second year in a row. In 2004, results were adversely impacted by Hurricane Ivan which cut a path across Alabama causing total losses before reinsurance of $11,983,000 and a bottom line adverse impact on net income totaling $3,410,000. Results for the third quarter of 2005 were even more adversely impacted as the property and casualty subsidiaries were hit by three hurricanes, Dennis, Katrina and Rita, impacting our policyholders in the states of Alabama, Mississippi and Louisiana. All three hurricanes impacted the Company during the third quarter of 2005 with Dennis occurring in July, Katrina in late August and Rita in September. The current estimate of total insured losses from Hurricane Dennis is $620,000. The current estimate of total insured losses from Hurricane Katrina, which is the largest catastrophic event to ever impact the US insurance market and this Company, is $22,400,000. The current estimate of total insured losses from Hurricane Rita is $2,579,000. These estimates are gross losses and loss adjustment expenses before reinsurance recoveries.

The insurance subsidiaries impacted by the hurricanes maintain catastrophe reinsurance to help mitigate the impact of catastrophic events such as hurricanes on the Company’s overall financial condition. However, due to the serialized nature and magnitude of the third quarter storms, coupled with our concentration of business in the Southeastern United States, events such as the three hurricanes incurred in the last quarter will have a material impact on earnings. Under the catastrophe reinsurance agreements, the subsidiaries pay the first $2,000,000 of combined losses per event. Catastrophe reinsurance covers losses from a single event in excess of $2,000,000 and up to $17,500,000 subject to 5% co-insurance. Losses from a single event exceeding $17,500,000 and up to $37,500,000 are 100% covered by reinsurance.

The total cost net of reinsurance recoveries for all three hurricanes in 2005 totaled $6,099,000 net of tax and reduced earnings for the quarter and year to date by $2.47 per share. Hurricane Dennis did not exceed the catastrophe reinsurance deductible so the net loss from Dennis was $620,000 before tax and $409,000 net of tax. Hurricane Katrina losses net of reinsurance and including catastrophe reinstatement premiums totaled

$6,411,000 before tax and $4,231,000 net of tax. Hurricane Rita losses net of reinsurance and including catastrophe reinstatement premiums totaled $2,211,000 before tax and $1,459,000 net of tax.

Top line premium revenue was expected to be up over 10% in the third quarter compared to last year but increased ceded reinsurance cost associated with reinstatement premium on catastrophe reinsurance contracts put a damper on premium revenue growth for the quarter as total premium revenue remained virtually unchanged compared to the third quarter of 2004. For the year to date, premium revenue is down $543,000 or 1.4%. We still expect to close the gap in premium revenue before year end and end the year with an increase of three to five percent over the year 2004.

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

The following table sets forth premium revenue by major line of business for the nine months ended September 30, 2005 compared to the same period last year:

	Nine months ended September 30,		Percent
	2005	2004	increase (decrease)

Life, accident and health operations:
Traditional life insurance	$ 3,613,312	$ 3,616,950	(0.10) %
Accident and health insurance	1,067,124	1,035,767	3.03%
Other	-	-	-
Total life, accident and health	4,680,436	4,652,717	0.60%

Property and Casualty operations:
Dwelling fire & extended coverage	17,099,711	16,987,613	0.66
Homeowners (Including mobile homeowners)	14,762,654	14,048,619	5.08%
Ocean marine	1,298,552	1,644,836	(21.05) %
Other liability	850,975	473,733	79.63%
Private passenger auto liability	2,558,554	2,829,313	(9.57) %
Commercial auto liability	882,036	560,475	57.37%
Auto physical damage	2,055,661	2,402,604	(14.44) %
Reinsurance premium ceded	(4,860,105)	(3,727,972)	30.37%
Total property and casualty	34,648,039	35,219,221	(1.62) %
Total earned premium revenue	$ 39,328,474	$ 39,871,938	(1.36)%

Premium revenue in the life insurance subsidiary, NSIC accounts for 11.9% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Revenue from business in-force serviced by home service agents accounts for 47% of total NSIC premium revenue. This has been the primary method of product distribution for NSIC since it’s founding in 1947. Changing demographics has necessitated a need to diversify to alternative means of distribution. In an effort to increase production of new business and penetrate markets in states outside of Alabama, NSIC began appointing independent agents in 1998. Independent agents now account for over 90%

of all new business production in NSIC. Revenue from business in-force serviced by independent agents accounts for 46% of total NSIC premium revenue. In addition to the two primary methods of product distribution, approximately 8% of premium revenue is generated from the servicing of discontinued books of business and inactive programs. The most significant of these discontinued books of business is a block of policies acquired by NSIC from another carrier in 2000.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue declined marginally for the nine-month period ending September 30, 2005 compared to the same period last year. Accident and health insurance premium revenue increased 3.03%. In total NSIC premium revenue is up for the year to date in 2005 compared to the same period last year.

The biggest challenge for NSIC in maintaining higher levels of premium growth remains the ability to retain in force business once it is issued, referred to in the industry as persistency. NSIC primarily serves the lower and middle income markets with lower face value life insurance products (typically $50,000 and below) and supplemental accident and health insurance products. While we believe our customers typically view our products as an important part of their financial plan, our products are also viewed by many lower to middle income households as discretionary in nature and are subject to being cancelled for non-payment of premium in the event of a decline in household income due to job loss or other economic factors. NSIC typically loses as much as 40% of new business produced in a year due to non-payment of premium. Over the past two years, our marketing department has been working to penetrate the worksite market of stable industries in our areas of distribution. Worksite marketing typically involves the sale of products at the customer’s place of employment. Payment of premium is typically facilitated through payroll deduction with the employer. We believe that penetrating this market and method of product distribution will improve our persistency as it continues to develop. Premium produced through worksite marketing currently accounts for less than 10% of premium revenue but has been among the fastest growing methods of distribution for NSIC.

Premium revenue in the property/casualty insurance subsidiaries declined 1.62% for the nine months ended September 30, 2005 compared to the same period last year. This decline is largely attributable to the catastrophe reinstatement premiums incurred as a result of Hurricane Katrina. NSFC and Omega have grown at a rapid pace over the four year period 2001 through 2004 with a combined annualized premium revenue growth rate of just under 30%. Several factors contributed to this rapid growth including the acquisition of a book of non-standard auto business in Alabama, the rollout of a new homeowners product and the establishment of a mobile homeowners product. Also, overall market conditions have also been very favorable for maintaining adequate rates across all insurance lines written by NSFC and Omega.

Although property/casualty premium revenue declined in the third quarter of 2005 compared to the same period last year, we believe that premium revenue will increase overall for the year 2005 compared to last year albeit at a much slower pace than any of the previous four years. The unearned premium liability, which is a leading indicator of the direction of earned premium, is up 20% for the year to date. We expect total earned premium to be up 3 to 5% for the full year 2005 compared to last year.

Over 91.9% of third quarter premium revenue in the property/casualty insurance subsidiaries was produced in two primary lines of business, dwelling fire and homeowners (including mobile homeowners). A summary of the performance of these two primary lines of business in the third quarter of 2005 follows:

Dwelling fire insurance premium, which accounts for 49.5% of total property/casualty premium revenue, increased marginally in the first nine months of 2005 compared to the same period in 2004. We have experienced significant growth in the dwelling fire line of insurance since 2000 primarily due to favorable market conditions including a decrease in competition in some states and favorable product pricing flexibility. These favorable market conditions which have been conducive to top line premium revenue growth have become less favorable over the last year. While top line growth is expected to continue to slow, we do not expect to significantly change our product pricing philosophy and sacrifice underwriting profitability for market share during this period of increased price competition.

Homeowners insurance premium, which accounts for 42.6% of total property/casualty premium revenue,

increased over 5% in the first nine months of 2005 compared to the same period last year. The homeowners line of business has been the fastest growing line of business for the Company over the last four years but growth in this line is also beginning to moderate.

There is some uncertainty as to the future opportunities for revenue growth in the property and casualty subsidiaries two major markets of Alabama and Mississippi and also in the smaller market in Louisiana. Of course, in light of the unprecedented events of the last quarter with three hurricanes, including the most costly insured natural disaster in US history in Hurricane Katrina, some major changes will take place in these markets. Several factors could influence the future direction of our market share in these states. We expect that the possibility exists that some of our competitors will exit some of these markets creating opportunities to increase our market share. With this opportunity comes the additional challenge of managing the increased risk of business concentration and rate of growth especially in coastal areas. We also expect to incur additional cost through increased rates on our catastrophe reinsurance beginning next year. While our catastrophe reinsurance contract for 2006 has yet to be finalized, indications are that we can expect a double digit increase in our catastrophe reinsurance rates due to the increased hurricane activity in the last two years. Our ability to cover the increased cost of catastrophe reinsurance through rate and/or deductible adjustments will determine our ability to increase premium writings in areas with hurricane exposure. These adjustments to insurance products are subject to regulatory approval of the state departments of insurance. Of course, insurance departments can be influenced by consumer and political pressure that could impede our ability to prudently manage our risk and institute necessary rate changes to continue to grow profitability. We also expect that the insurance departments of these states will face an increased workload as our competitors also contemplate rate adjustments to their insurance products which could delay our ability to adjust rates to compensate for our increased cost. These uncertainties will take several months to unfold but we believe that ultimately we will find opportunities to continue our growth trend and restore underwriting profitability while serving the policyholders of these storm ravaged regions.

Revenues from leasing operations:

Revenues from leasing operations are generated by the Company’s 50% owned subsidiary, Mobile Attic, Inc. As discussed in the notes to the financial statements, Mobile Attic was previously accounted for using the equity method. Mobile Attic’s revenues are generated from the rental of portable storage containers for industrial and household consumers through its dealer network as well as the sale of franchises and units to franchisees through its wholly-owned subsidiary Mobile Attic Franchising Company. In the first half of 2005 total revenues from leasing operations were up significantly to $2,290,000 compared to $1,892,000 the same quarter last year. The vast majority of this increase is attributable to rental revenues received from dealer operations. Rental revenues were $1,727,000 for the nine months ended September 30, 2005 compared to $1,301,000 for the same period last year. Mobile Attic currently has a market presence of 34 total franchises and corporate managed dealerships. Four franchise locations were added the third quarter of this year. A summary of revenue from leasing operations is as follows:

	Nine months ended September 30,		Percent
	2005	2004	increase (decrease)

Rental Revenue	$ 1,727,000	$ 1,301,560	32.69%
Franchise Fees	480,000	210,000	128.57%
Container Sales	83,000	380,000	-457.84%

Total	$ 2,290,000	$ 1,891,560	21.06%

Net investment income:

Net investment income is down $112,000 or 3.4% compared to last year. Due to the anticipated rising interest rate environment, management has reduced the average duration of the fixed income portfolio which composes nearly 75% of invested assets. This shift has reduced the overall volatility of the portfolio due to increasing interest rates and allows the Company to more quickly take advantage of higher future rates but the shift will cause a slight decline in current investment income in the short term. The rapid rise in short term interest rates, which is directly influenced by the policy of the Federal Reserve Board, has minimized the impact of the portfolio management strategy shift as the slope of the yield curve between short and long term rates has remained relatively flat compared to historical trends through the end of the third quarter.

Realized capital gains and losses:

Realized capital gains were $2,275,000 for the nine-month period ending September 30, 2005, up 620,000 from the same period in 2004. Realized gains are generated primarily from the sale of equity portfolio investments of the insurance subsidiaries. An investment committee composed of senior company management manages these investments. We will sell or decrease positions in certain investment holdings only as market conditions warrant which can lead to significant fluctuations in realized capital gains from quarter to quarter and year to year.

Other income:

Other income increased $89,000 compared to last year. Other income is primarily composed of insurance related fees.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses was the most significant component contributing to the decrease in net income for the three month and nine month periods ended September 30, 2005 compared to the same periods last year. Policyholder benefits and settlement expenses increased $3,237,000 for the quarter compared to last year, an increase of 27.1% and $4,237,000 for the year to date compared to last year, an increase of 15.4%. As noted throughout this discussion, the adverse impact of three hurricanes during the quarter was the factor contributing to the increase in policyholder benefits and settlement expenses. As a percentage of premium revenue, policyholder benefits and settlement expenses were 126.7% and 80.8% for the three month and nine month period ending September 30, 2005 respectively. Results for 2004 were also adversely impacted by Hurricane Ivan and as a percentage of premium revenue, policyholder benefits and settlement expenses were 99.6% and 69.1% for the three month and nine month periods ending September 30, 2004 respectively.

Policy acquisition costs:

Policy acquisition costs were 20.03% of premium earned for the nine months ended September 30, 2005, virtually unchanged from the 20.84% in the first half of 2004. For the quarter policy acquisition costs were 19.3% of earned premium compared to 21% for the same period last year. A reduction in the accrual estimate for agent bonus commissions, due to third quarter hurricane losses, was the factor contributing to the decline in policy acquisition costs for the quarter. Policy acquisition costs consist primarily of commissions to agents for the sale of insurance products and typically increase or decrease in relation to the direction of premium revenue.

General insurance expenses:

General expenses as a percent of earned premium were up $94,000 or .8% for the period ending September 30 2005 compared to the same period last year. General insurance expenses as a percent of premium revenue for the three month period ending September 30 2005 were virtually unchanged from last year.

Taxes, licenses, and fees:

Taxes, licenses and fees were 4.72% of premium revenue for the nine month period ended September 30, 2005 versus 4.5% for the same period in 2004.

Summary:

The Company has a year to date net loss of $1,258,000 versus net income of $1,875,000 in the third quarter of 2004. Increased losses from Hurricanes Dennis, Katrina and Rita are the primary factors contributing to the decrease in net income.

Investments:

Invested assets at September 30, 2005 decreased $628,000 compared to December 31, 2004. The Company anticipated a decline in liquidity as a result of increased payments of claims due to Hurricanes Katrina and Rita and elected to liquidate some shorter term investments in order to increase available cash to pay claims associated with the hurricanes.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At September 30, 2005 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Income taxes:

The effective tax rate in the nine months ending September 30, 2005 was 32.9% compared to 8.6% for the same period last year. The life insurance subsidiary typically has a lower tax rate than the property/casualty subsidiaries. The third quarter of 2005 effective tax rate was lower primarily due to higher taxable earnings in the life insurance subsidiary compared to the third quarter of 2004. Generally the property/casualty subsidiaries pay a higher effective tax rate due to several factors, including, but not limited to, a tax on 20% of unearned premiums, the discounting of loss reserves for federal income tax purposes, and tax on a portion of income from otherwise “tax-free” bonds. A higher percentage of earnings from property/casualty operations compared to life insurance operations generally lead to a higher effective tax rate.

Liquidity and capital resources:

At September 30, 2005, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $41,865,000 down $4,811,000 compared to December 31, 2004. The decrease reflects a current net loss of $1,258,000, a decline in accumulated other comprehensive income (primarily unrealized investment gains) of $1,962,000, and dividends paid of $1,591,000.

The Company has $15.6 million in notes from local banks of which $13.1 million is owed by a 50% owned subsidiary, Mobile Attic. Management of Mobile Attic expects to refinance the $13.1 million over the next twelve months.

In order to provide more cash flow flexibility while paying claims associated with Hurricanes Katrina and Rita, a property and casualty subsidiary, NSFC, has in place a $2 million revolving line of credit with a local bank. This line of credit is primarily being utilized to compensate for timing differences between our payment of claims to policyholders and the eventual reimbursement of the reinsured portions of these claims under our catastrophe reinsurance agreement. The outstanding balance on this revolving line of credit at September 30, 2005 was $1,000,000. It is expected that all amounts under the revolving credit line will be repaid by year end.

The Company had $1,937,000 in cash and cash equivalents at September 30, 2005. Net cash provided by operating activities totaled $4,948,000 for the nine months ended September 30, 2005.

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

The Company’s business is concentrated primarily in the Southeastern United States. Accordingly, unusually severe storms or other disasters in the Southeastern United States might have a more significant effect on the Company than on a more geographically diversified insurance company. Unusually severe storms, other natural disasters and other events could have an adverse impact on the Company’s operating results. However, the Company maintains a catastrophe reinsurance program to limit the effect of such catastrophic events on the Company’s financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the nine months ended September 30, 2005. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2004.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 8 to the financial statements.

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
Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended September 30, 2005

Date of Report	Date Filed	Description

September 6, 2005	September 6, 2005	Press release, dated September 6, 2005, issued by The National Security Group, Inc.
August 12, 2005	August 12, 2005	Press release, dated August 12, 20055, issued by The National Security Group, Inc.
July 26, 2005	July 26 2005	Press release, dated July 25, 2005, issued by The National Security Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.

/s/ William L. Brunson, Jr._________________	/s/ Brian R. McLeod, CPA_________________
William L. Brunson, Jr.	Brian R. McLeod, CPA
President and Chief Executive Officer	Treasurer and Chief Financial Officer

Dated: November 15, 2005

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

Date: November 15, 2005

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

Date: November 15, 2005

/s/ Brian R. McLeod, CPA

Brian R. McLeod, CPA Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 15, 2005	/s/ William L. Brunson, Jr.

Name: William L. Brunson, Jr. Title: Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2 Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 15, 2005	/ s/ Brian R. McLeod, CPA

Name: Brian R. McLeod, CPA Title: Chief Financial Officer