Form 10-K
period 2005-12-31
NATIONAL SECURITY GROUP INC
filed 2006-03-31
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2005	Commission File Number 0-18649

The National Security Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

Registrant’s Telephone Number including Area Code (334) 897-2273

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $1.00 per share   The NASDAQ Stock Market (EXCHANGE)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one): Non-accelerated filer Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 2006, (based upon the bid price of these shares on NASDAQ on such date) was $21,570,514.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding December 31, 2005
Common Stock, $1.00 par value	2,466,600 shares

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

•	Insurance is a highly regulated industry. It is possible that legislation may be enacted which would have an adverse effect on the Company’s business.

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

•	The Company’s financial results are adversely affected by increases in policy claims received by the Company. While a manageable risk, this fluctuation is often unpredictable.

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

PART I

Item 1. Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company), an insurance holding company, was incorporated in Delaware on March 20, 1990. The Company, through its property and casualty subsidiaries, writes primarily dwelling fire and windstorm, homeowners, mobile homeowners, and personal non-standard automobile lines of insurance in eleven states. The Company, through its life insurance subsidiary, offers a basic line of life and health and accident insurance products in six states. Property-casualty insurance is the most significant segment accounting for 88% of total premium revenues.

The Company’s common stock is traded on the NASDAQ National Market under the symbol NSEC.

Industry Segment and Geographical Area Information

Property and Casualty Insurance Segment

The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. This segment will be referred to throughout this report as NSFC, Omega, property and casualty segment or P&C segment. NSFC is licensed to write insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina, and Tennessee, and operates on a surplus lines basis in the states of Louisiana, Missouri, and Texas. Omega is licensed to write insurance in Alabama and Louisiana. The following table indicates allocation percentages of direct written premium by state for the three years ended December 31, 2005, 2004 and 2003:

State	Percent of direct written premium
	2005	2004	2003
Alabama	35.46%	39.62%	44.88%
Arkansas	9.74%	8.25%	7.69%
Georgia	6.42%	6.42%	5.36%
Louisiana	5.29%	7.48%	7.87%
Mississippi	21.38%	20.23%	19.11%
South Carolina	8.68%	7.88%	6.72%
Florida	0.34%	0.43%	0.46%
Missouri	2.20%	1.64%	1.88%
Oklahoma	4.15%	2.77%	1.98%
Tennessee	4.98%	3.71%	1.96%
Texas	1.36%	1.57%	2.09%
	100.00%	100.00%	100.00%

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

The following table sets forth the premiums earned and income during the periods reported for the property and casualty insurance segment:

	Year Ended December 31
	(Amounts In Thousands)
	2005	2004	2003
Net premiums earned:
Fire, Allied lines, and Homeowners	$38,670	$37,642	$32,669
Automobile	6,990	7,468	7,453
Other	1,668	1,702	1,615
	$47,328	$46,812	$41,737

Income before taxes	$2,698	$4,224	$5,720

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

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2005 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot assert that current year reserve balances will prove to be adequate. Due to the short tail nature of the property and casualty subsidiaries claim liabilities, the Company does not discount loss reserves for the time value of money. Dollar amounts are in thousands.

		1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Gross unpaid losses per
Consolidated Balance Sheet		16,037	19,088	21,869	21,528	18,463	15,409	11,489	11,513	11,343	13,094	19,511
Ceded reserves		(8,737)	(9,967)	(7,148)	(5,889)	(3,899)	(3,092)	(2,396)	(1,555)	(1,232)	(2,611)	(8,560)
Net unpaid losses		7,300	9,121	14,721	15,639	14,564	12,317	9,093	9,958	10,111	10,483	10,951

Liability re-estimated:	1 year later	9,161	11,091	14,158	14,637	11,067	8,847	6,805	7,334	9,186	9,042
	2 years later	9,833	10,691	14,570	12,067	9,261	7,863	6,017	7,165	8,607
	3 years later	9,657	10,940	13,161	11,350	8,931	7,460	5,856	6,906
	4 years later	9,706	10,295	12,936	11,496	8,556	7,236	5,699
	5 years later	9,613	10,310	13,271	11,121	8,422	7,240
	6 years later	9,733	10,862	13,034	11,087	8,519
	7 years later	10,373	10,724	13,104	11,202
	8 years later	10,285	10,785	13,193
	9 years later	10,356	10,930
	10 years later	10,513

Net deficiency (redundancy)		$3,213	$1,809	$(1,528)	$(4,437)	$(6,045)	$(5,077)	$(3,394)	$(3,052)	$(1,504)	$(1,441)

Cumulative payments:	1 year later	5,449	5,227	7,176	5,997	4,423	3,907	3,362	4,342	5,567	5,584
	2 years later	7,298	7,660	9,961	8,079	5,758	5,643	4,416	5,520	6,765
	3 years later	8,215	8,848	10,887	8,997	7,266	6,359	5,076	5,865
	4 years later	8,818	9,117	11,566	10,371	7,744	6,737	5,221
	5 years later	8,988	9,479	12,522	10,557	8,039	6,837
	6 years later	9,213	10,367	12,657	10,779	8,139
	7 years later	10,069	10,473	12,892	10,874
	8 years later	10,104	10,631	12,972
	9 years later	10,262	10,712
	10 years later	10,343

Net deficiency (redundancy) above		$3,213	$1,809	$(1,528)	$(4,437)	$(6,142)	$(5,077)	$(3,394)	$(3,052)	$(1,504)	$(1,441)

Life Insurance Segment

National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947, conducts the Company’s life insurance business. This segment will be referred to throughout this report as NSIC, Life Company, or Life segment. NSIC is licensed to write insurance in six states: Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas. The following table indicates NSIC’s percentage of direct premiums collected by state for the three years ended December 31, 2005, 2004 and 2003.

State	Percentage of Total Direct Premiums
	2005	2004	2003
Alabama	62.07%	65.23%	70.59%
Georgia	20.56%	18.80%	16.70%
Mississippi	10.13%	8.76%	6.89%
South Carolina	4.17%	3.18%	1.49%
Florida	2.35%	2.17%	3.05%
Texas	2.49%	1.86%	1.28%

NSIC has two primary methods of distribution of insurance products, home service agents and independent agents. The home service distribution method of life insurance products accounts for 46.3% of total premium revenues in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent. The Company employed 15 home service agents at December 31, 2005. The independent agent distribution method accounts for 46.3% of total premium revenue in the life insurance segment. Since NSIC began marketing life, accident and health products through independent agents in 1999 the distribution channel has become the fastest growing method of distribution. The Company had approximately 300 agents that had new business production during 2005. The remaining 7.4% of premium revenue consists of the following: an acquired book of premium from a state guaranty association in 2000 (2.9%), premium generated through direct sales of school accident insurance (1.3%), and other miscellaneous business serviced directly through the home office (3.2%).

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

The following table displays a break down of 2005 life segment premium produced by product and distribution method (dollars in thousands):

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$153	$-	$112
Ordinary	2,227	1,956	263
Group Life	9	53	46
A&H Group	-	-	91
A&H Other	438	821	65
Total Premium by Distribution Method	$2,827	$2,830	$577

The following table sets forth certain information respecting the development of the Life Company’s business:

	Year Ended December 31
	(Amounts In Thousands)
	2005	2004	2003
Life insurance in force at end of period:
Ordinary-whole Life	$137,100	$112,400	$111,500
Term Life	38,400	36,500	37,000
Industrial life	28,100	29,100	30,500
Other	-	-	-
	$203,600	$178,000	$179,000

Life insurance issued:
Ordinary-whole life	$35,600	$46,150	$56,200
Term Life	3,500	3,400	9,100
Industrial	-	-	-
Other	-	100	100
	$39,100	$49,650	$65,400

Net premiums earned:
Life insurance	$4,819	$4,798	$4,496
Accident and health insurance	1,415	1,375	1,303
	$6,234	$6,173	$5,799

Investments

Investment income is a significant portion of the Company’s total income. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company. Investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities. For 2005, investments comprise 71% of total assets and investment income (including realized gains) comprises 12% of total revenues evidencing the significant impact investments can have on financial results. As the Company’s insurance subsidiaries are regulated as to the types of investments that they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, which meets regulatory requirements. The central theme of the Company’s investment philosophy is to conserve capital resources and assets while meeting the investment requirements of its reserves and providing a reasonable return on investments. This return is generated through current yield from invested assets as well as capital appreciation of investments.

The single most significant investment for the Company is The Mobile Attic, Inc. (Mobile Attic), a joint venture with a local manufacturing firm established in the fourth quarter of 2001. Mobile Attic, through a network of franchises, leases portable storage units in locations across Southeastern United States. During January of 2004, Mobile Attic established Mobile Attic Franchising Company (MAFCO), a wholly owned subsidiary. The primary focus of MAFCO will be to market Mobile Attic portable storage leasing franchises in the continental United States. The primary customers of Mobile Attic are building contractors, retail establishments, and residential consumers.

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

The Company guarantees Mobile Attic debt totaling $11.2 million. Additional details of investments, including further discussion on the operations of Mobile Attic are discussed in detail in the accompanying management’s discussion and analysis.

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

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by NSIC in 2005 averaged approximately 22% of premiums. Commissions paid by the NSFC in 2005 averaged approximately 16% of premiums. During 2005, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2005, NSIC employed 15 home service agents and one manager. NSIC also had approximately 1,379 independent agents actively producing new business.

At December 31, 2005, NSFC had contracts with approximately 1,354 independent agencies in twelve states.

Employees

The Company has no management or operational employees. Subsidiary National Security Insurance Company employs all employees which totaled 158 at December 31, 2005. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with the National Security Insurance Company whereby the Company and the property and casualty subsidiary reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Imaging, Data Processing, Programming, Personnel, Claims, and Management. The Company, through NSIC, was represented by 15 employee agents in Alabama. The Company’s property and casualty subsidiaries had over 1300 independent agencies at December 31, 2005. The Company believes its employee relations are good.

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

Item 1A. Risk Factors

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

NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured. NSFC and Omega generally reinsure with third parties any liability in excess of $150,000 on any single policy. In addition, the property-casualty subsidiaries have catastrophe excess reinsurance, which provided protection in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 2005, the property-casualty subsidiaries had catastrophe protection up to a $37.5 million loss. Under the property and casualty subsidiaries reinsurance arrangement in force during 2005, the Company retained the first $2 million of insured losses from any single catastrophic event. The next $17.5 million in insured losses from any single event was 95% reinsured with the Company’s net retention being 5%. The final layer of reinsurance protection provided coverage for 100% of insured losses exceeding

$17.5 million and up to $37.5 million. The amount of catastrophe reinsurance protection purchased by the Company was based on computer modeling of actual Company exposure. The Company generally seeks protection for worst case scenarios based on the computer modeling that mitigates losses up to a 1 in 250 year event, that is a loss that has less than a ½ of 1% chance of occurring in any given year. NSFC and Omega had a provision for one reinstatement (coverage for two catastrophic events) during 2005. In addition to catastrophe reinsurance, NSFC also had a 60% quota share reinsurance agreement on ocean marine exposure with additional excess of loss coverage.

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense, and withdrawals determined at the time the policies were issued. As of December 31, 2005, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $25 million. NSIC believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that such reserves are adequate to provide for future policy benefits. Wakely Actuarial, consulting actuaries, provided actuarial services in calculating reserves.

The property-casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property-casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2005, the property-casualty subsidiaries had reserves for unpaid claims of approximately $19.5 million before subtracting unpaid claims, which will be due from reinsurers of $8.6 million leaving net unpaid claims of $10.9 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2005, 2004 or 2003. The Company believes such reserves are adequate to provide for settlement of claims. Employees of the Company calculate NSFC and Omega loss reserves. Milliman, Inc., an independent actuarial consulting firm, reviews loss reserve estimates and issues a Statement of Actuarial Opinion regarding the adequacy of reserves.

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

Item 1B. Unresolved Staff Comments

None

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

Item 4. Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The capital stock of the Company is traded in the NASDAQ national market. Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ). The trade symbol is NSEC.

The following table sets forth the high and low sales prices per share, as reported by NASDAQ during the period indicated:

	Stock Closing Prices
	High	Low
2005
First Quarter	$23.91	$18.23
Second Quarter	24.29	20.65
Third Quarter	22.25	18.10
Fourth Quarter	19.03	15.05

2004
First Quarter	$26.00	$19.03
Second Quarter	23.60	21.51
Third Quarter	25.20	20.26
Fourth Quarter	22.98	21.00

Shareholders

The number of shareholders of the Company’s capital stock as of January 31, 2006, was approximately 1,100.

Dividends

The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

Dividends
Per Share
2005
First Quarter	0.215
Second Quarter	0.215
Third Quarter	0.215
Fourth Quarter	0.220

2004
First Quarter	0.210
Second Quarter	0.210
Third Quarter	0.210
Fourth Quarter	0.215

Discussion regarding dividend restrictions may be found on page 26 of the Managements’ Discussion and Analysis as well as in Note 12 of the consolidated financial statements.

Item 6. Selected Financial Data

Five-Year Financial Information:

(Amounts in thousands, except per share)

Operating results	2005	2004	2003	2002	2001
Net premiums earned	$53,563.00	$52,985.00	$47,536.00	$32,631.00	$25,357.00
Net investment income	3,964.00	4,230.00	4,023.00	4,235.00	4,506.00
Net realized investment gains	3,727.00	2,162.00	1,416.00	1,168.00	1,640.00
Net revenues from leasing operations	3,360.00	2,459.00	1,433.00	942.00
Other income	1,416.00	1,312.00	1,395.00	1,051.00	1,280.00
Total revenues	$66,030.00	$63,148.00	$55,803.00	$40,027.00	$32,783.00
Net Income	$1,558.00	$3,113.00	$4,090.00	$908.00	$4,130.00
Net income per share	$0.63	$1.26	$1.66	$0.37	$1.67

Other Selected Financial Data	2005	2004	2003	2002	2001
Total shareholders’ equity	$43,556	$46,676	$45,872	$42,159	$44,8844
Book value per share	17.66	18.92	18.60	17.09	18.18
Dividends per share	0.865	0.845	0.825	0.805	0.760
Net change in unrealized
capital gains (net of tax)	(2,544)	(225)	1,658	(1,647)	(1,161)
Total assets	$139,226	$128,631	$127,236	$101,602	$99,484

Quarterly information:

	Premiums	Leasing Revenues	Investment & Other Income	Realized Investment Gains or Losses	Benefits	Net Income	Net Income Per Share
2005
1st QTR	$13,664	$602	$1,451	$198	$8,113	$1,292	$0.52
2nd QTR	13,696	988	1,560	683	8,496	1,346	0.55
3rd QTR	11,969	700	1,273	1,394	15,161	(3,896)	(1.58)
4th QTR	14,234	1,070	1,096	1,452	6,471	2,816	1.14
	$53,563	$3,360	$5,380	$3,727	$38,241	$1,558	$0.63

2004
1st QTR	$13,795	$374	$1,396	$387	$7,912	$1,053	$0.43
2nd QTR	14,105	529	1,520	699	7,697	2,444	0.99
3rd QTR	11,972	989	1,391	569	11,924	(1,622)	(0.66)
4th QTR	13,113	567	1,235	507	7,534	1,238	0.50
	$52,985	$2,459	$5,542	$2,162	$35,067	$3,113	$1.26

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries for the three years ended December 31, 2005. This discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included elsewhere herein. Please refer to our note regarding forward-looking statements on page 3 of this report.

Similar to last year, except for the increase in number, the term hurricane will be prominent throughout management’s discussion. During the third quarter of 2005 three hurricanes affected the Company’s Property and Casualty coverage areas: Hurricanes Dennis, Katrina and Rita. Losses resulting from the impact of these third quarter hurricanes significantly influenced the financial results for the year ended December 31, 2005. While total losses, just as with Hurricane Ivan, were mitigated through risk management using catastrophe excess of loss reinsurance; the Company’s share of total losses and catastrophe reinsurance reinstatement premium reduced net income by over $7,400,000.

RESULTS OF OPERATIONS

The following analysis of the Results of Operations should be read in conjunction with the Consolidated Financial Statements, which begin on Page 31 of this Form 10-K. Primary reference is made to the Consolidated Statements of Income on page 33 and segment information provided in Note 14 to the Consolidated Financial Statements.

Consolidated Results of Operations:

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

For the fourth consecutive year, 2005 premium revenue reached a new Company record high despite reductions for reinstatement premiums related to Hurricane Katrina. Total premium revenue was $53,563,000, an increase of just over 1% over 2004 premium revenue of $52,985,000. Premium revenue in 2005 included reductions for catastrophe reinsurance reinstatement premium triggered by Hurricane Katrina of $2,400,000 and premium revenue in 2004 included reductions for catastrophe reinsurance reinstatement premium triggered by Hurricane Ivan of $1,400,000. Life segment revenue accounted for 11.6% of consolidated premium revenue while property and casualty segment revenue accounted for 88.4% of consolidated premium, virtually no change from the same period last year.

Consolidated income before income taxes declined 37.5% in 2005 to $2,400,000 compared to $3,853,000 in 2004. Third quarter hurricanes Dennis, Katrina and Rita were the primary factors contributing to the decline in income before taxes in 2005 compared to the same period last year. Gross incurred losses, before reinsurance recoveries, from the third quarter hurricanes totaled $38,949,000.

After reinsurance recoveries, pre-tax losses and expenses from third quarter hurricanes totaled over $7,909,000 and a catastrophe reinsurance reinstatement premium of $2,400,000 was also incurred in the third and fourth quarters of 2005. Third quarter losses from Hurricanes Dennis, Katrina and Rita were the primary reason for the decline in net income. Losses and related expenses from 2005 hurricanes reduced 2005 net income by approximately $6,804,000 or $2.76 per share.

Consolidated net income for 2005 was $1,558,000 compared to $3,113,000 in 2004, a decline of 49.95%. On a per share basis earnings were $0.63 in 2005 compared to $1.26 in 2004.

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

Consolidated income before income taxes declined 31.5% in 2005 to $3,853,000 compared to $5,628,000 in 2003. Hurricane Ivan, which struck the Alabama Gulf coast in September of 2004, is the primary factor leading to the decline in consolidated income before income taxes. Gross incurred losses, before reinsurance recoveries, from Hurricane Ivan totaled $14,577,000 including paid losses of $12,806,000, case unpaid losses and adjustment expenses of $1,077,000 and incurred but not reported reserve (IBNR) estimates of $694,000. After reinsurance recoveries, pre-tax losses from Hurricane Ivan totaled over $4,100,000 and a catastrophe reinsurance reinstatement premium of $1,400,000 was also incurred in the third quarter of 2004. As for the bottom line impact from Hurricane Ivan, consolidated net income declined by over $3,600,000 due to losses and expenses related to Hurricane Ivan. As a result of Hurricane Ivan earnings per share, for 2004, declined by $1.46.

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

Industry Segment Data

Certain financial information for The National Security Group’s three segments (Life segment, property and casualty segment, and other (non-insurance)) is summarized as follows (amounts in thousands):

Premium revenues:
	2005	%	2004	%	2003	%
Life, accident and health insurance	$6,234	11.64%	$6,173	11.65%	$5,799	12.20%
Property and casualty insurance	47,329	88.36%	46,812	88.35%	41,737	87.80%
	$53,563	100.00%	$52,985	100.00%	$47,536	100.00%

Income before taxes and minority interest:
	2005	%	2004	%	2003	%
Life, accident and health insurance	$(271)	-11.29%	$216	5.61%	$563	10.00%
Property and casualty insurance	2,698	112.42%	4,224	109.63%	5,720	101.63%
Other	1,113	46.38%	140	3.63%	(23)	-0.41%
Interest expense	(1,140)	-47.50%	(727)	-18.87%	(632)	-11.23%
	$2,400	100.00%	$3,853	100.00%	$5,628	100.00%

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004:

NSIC had a loss before income taxes in 2005 of $(271,000) compared to income before tax of $216,000 in 2004. Expenses related to ongoing litigation totaled over $375,000 and $250,000 in 2005 and 2004. The litigation expenses are primarily related to an ongoing class action lawsuit which is further discussed in Note 15 of the Consolidated Financial Statements and Form 8-K filed December 15, 2005 and incorporated herein by reference. Based on currently available information, we remain optimistic that this ongoing multi-year litigation will reach final settlement during 2006. This litigation is periodically reevaluated and estimates are adjusted to reflect total estimated cost. While we believe that, based on currently available information, our reserves are adequate to cover the total ultimate cost of this settlement, until a final settlement is approved; it is possible that our litigation reserve may have to be adjusted.

Premium revenue increased to $6,234,000 in 2005 compared to $6,173,000 in 2004, an increase of 1%. As we have discussed over the last few years, we have began a shift to the independent agent method of distribution of

NSIC’s products. In 2005, for the first time in Company history, we had more business in-force that was produced by independent agents than was in-force and produced by our traditional home service method of distribution. Independent agent premium revenue grew by 11.5% year over year in 2005 while home service premium revenue declined by 5.5%. Unfortunately, the shift to the independent agent method of distribution is expensive as commissions paid to independent agents are front loaded, meaning that higher commission rates are paid early in the life of the policy and decline as the policy ages. This front loading significantly increases our cost of producing new business and until a more substantial book of renewal business is built, this method of distribution will hamper short term earnings. As discussed last year, NSIC has had a primary focus on the production of new business in the independent agent method of distribution over the last five years. In the process of establishing this position, NSIC has had very low thresholds for business production and persistency. NSIC has appointments with approximately 300 that activilely produce new business. During 2005 we did begin the process of implementing new performance standards that will require minimum amounts of premium production and persistency in order to retain a contract with our Company. As a result of these standards, we will become more selective in the appointment of new agents and will discontinue appointments with many current agents. In undertaking this exercise, we plan to get to a point that we can offer more exceptional service to fewer agents and produce higher quality business in the process. This process will take a couple of years to implement but will help improve profitability of NSIC in the future.

Commission expense, including field servicing cost from the home service method of distribution, as a percent of premium revenue increased 2 percentage points in 2005 compared to 2004. This increase was primarily due to increased separation cost associated in reducing home service management personnel. Independent agent commission expense and other cost of distribution decline 3.7 percentage points in 2005 compared to 2004. These costs are expected to continue to decline 3 to 5 percentage points per year for the next couple of years until the renewal book of business reaches a point of maturity to support short term profitability. Life insurance commission rates for independent agents are typically front loaded meaning that higher commissions are paid in the early years of a policy and commission rates decline as the policy ages. Because the independent agent method of distribution is a relatively new method of distribution, overall commission rates are skewed higher because the majority of in force policies are still paying the higher commission rates of the early years. Management is continuing to focus on reducing commissions through improving the rate of retention of new and existing business.

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

Premium revenue increased to $6,173,000 in 2004 compared to $5,799,000 in 2003, an increase of 6.5%. Premium revenue produced by independent agents totaled $2,537,000 in 2004 compared to $2,186,000 in 2003, a 16% increase. While NSIC is continuing to focus on growth through the independent agent method of distribution, we will begin to shift focus to an increased focus on quality. Premium revenue produced by NSIC home service agency force increased slightly in 2004 to $2,996,000 from $2,970,000 in 2003. Due to changing market conditions, the home service market is not considered to be a growth market, but the Company intends to maintain a niche in this market to serve our current policyholders that prefer this method of service. At December 31, 2004 NSIC had 17 home service agents that serviced this book of business.

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004:

Property and casualty premium revenues totaled $47,329,000 in 2005 compared to $46,812,000 in 2004, an increase of just over 1%. The property and casualty subsidiaries have generated significant growth in revenue over the last four years. While growth has slowed, 2005 premium revenue was reduced 5% due to additional ceded reinsurance premium paid under the reinstatement provisions of our catastrophe reinsurance contracts triggered by Hurricane Katrina. Premium revenue for 2004 was reduced by 3% due to similar provisions triggered by Hurricane Ivan.

While overall premium revenue growth moderated significantly in 2005 compared to 2004, the property and casualty subsidiaries continued to grow the primary dwelling property lines of dwelling fire, homeowners and mobile homeowners with growth rates of 11.7%, 7.9% and 13.4% respectively. Offsetting these gains were declines in non-standard private passenger automobile and ocean marine lines of business. We expect the trend of more moderate premium revenue growth to continue in 2006 with premium revenue growth expected to be in the range of 5%.

As the discussed on the Consolidated Results of Operations section of this report, the 2005 hurricane season was the overriding event that led to a decline in earnings for the year and of course property and casualty operations was the operating segment that bore the full brunt of the 2005 hurricane season. Income before income tax in the segment declined to $2,698,000 in 2005 compared to $4,220,000 in 2004, a decrease of 36.07%.

Claims frequency increased significantly in 2005 compared to 2004 with claims on dwelling lines of business (homeowners and dwelling fire) exceeding 15,800 claims compared to 12,500 claims in 2004. Approximately 8,450 claims were reported from Hurricane Katrina in 2005, very close to the 8,500 claims were reported from Hurricane Ivan in 2004. However, the average severity of claims from Hurricane Katrina was much higher with losses averaging over $3,500 each compared to less than $2,000 per occurrence from Hurricane Ivan. The increase in the average loss per claim is due to the widespread impact of this huge storm causing severe damage in coastal areas of Alabama, Louisiana and the most heavily impacted coastal area, Mississippi. The most heavily impacted coastal area for us from Hurricane Ivan was concentrated in Baldwin County, Alabama. Additionally, we paid nearly $3.5 million in underwriting association assessments due to losses from Hurricane Katrina. In addition to Katrina, we incurred over 1,600 claims from Hurricane Rita with an average severity of $3,000 and Hurricane Dennis with over 500 claims and an average severity of $1,300. Non-hurricane related dwelling property claims totaled 5,200 in 2005 which remained consistent with 2004 non-hurricane related claims of just over 5,000. Average severity for all dwelling property claims was $4,000 per occurrence in 2005 compared to $2,900 in 2004. As discussed earlier, 2004 average severity was skewed downward due to lower average claims from Hurricane Ivan. Hurricanes typically cause higher number of claims (frequency) and a lower average cost per claim (severity) than tornado related losses. Tornadoes tend to affect a more isolated area and therefore have a lower frequency but typically cause more structural damage including a higher proportion of total losses therefore severity is greater from tornado losses. Non-catastrophe related dwelling losses typically have an average per loss severity in the $3,500 to $4,000 range for the P&C subsidiaries.

To help add a little perspective to the magnitude of the 2005 hurricane season, we thought it may be useful to give a few statistics. Total insured losses from Hurricane Katrina alone totaled more than the cumulative amount of hurricane losses paid in previous Company history dating back to 1959. Hurricane Katrina was the most expensive Hurricane in Company history, exceeding the previous most costly storm, Hurricane Ivan, by over 200%. Hurricane Rita, which was a bit of an afterthought in the media, was the fourth most costly hurricane in Company history with losses of $5,093,000. Our property and casualty subsidiaries had previously never incurred two major hurricanes in a major season until Hurricanes Katrina and Rita in 2005. We had also never incurred consecutive hurricane seasons with a major hurricane until 2004 and 2005 with Ivan (2004), Katrina (2005) and Rita (2005).

While we would like to think that the events of the last two years are statistical anomalies, we are taking a critical look at our hurricane risk mitigation program with a goal of better managing this risk should we actually be entering an era of more frequent and severe Atlantic and Gulf Coast hurricanes. This is especially challenging for us as a regional carrier with a large percentage of total business concentrated primarily in the Southeastern United States. Because of our geographic concentration of risk, we will be unable to totally eliminate the impact of future storms, but we do believe that the events of the last two years will allow some changes in the markets we serve to help mitigate the impact of future storms on short term profits.

We are in the process of making several changes to help reduce future storm exposure. We will be reviewing rates and minimum deductibles on over 20 of our programs during 2006. Obviously the risk/reward paradigm for writing in coastal areas of the Southeastern US has shifted in the last two years. While we do not want to abandon areas that we have served successfully for many years, we are going to have to seek higher margins on our insurance products in certain coastal areas to justify the economic feasibility of continuing to write in these areas. We are increasing marketing efforts in the non-coastal states that we serve in order to gain greater geographic diversity. Of course this opens us up to more significant exposure to other types of risk such as more frequent tornados, hail storms, and ice storms but these types of events are generally more geographically concentrated and help mitigate the risk of the widespread exposure posed by Atlantic and Gulf Coast hurricanes.

Another challenge posed by the events of 2005 that will have an impact on future earnings of the property and casualty subsidiaries is the cost that we pay for catastrophe reinsurance. We incurred an increase in catastrophe reinsurance in 2006 of 18% as a result the frequency of storm related losses over the last two years. In addition, we had to increase our catastrophe deductible by 50% to $3,000,000 in order to keep the increase in catastrophe reinsurance rates to only 18%. This has necessitated that we increase rates in many of the areas we serve. Our reinsurance rate increase took effect January 1, 2006. Unfortunately, due to regulatory hurdles and backlogs created from a large number of other insurers filing revised rates in the affected states as well, we will be unable to reflect the increased reinsurance rates we pay in rates charged to our insured for up to a year. This will result in a drag on 2006 earnings of approximately $500,000 pre-tax. However, we believe that the short term earnings drag will be offset by increased pricing power and less competition in many of the areas impacted by the 2005 hurricane season.

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

The results of these ratios for the past three years were:

	2005	2004	2003
Loss and LAE Ratio	74.4%	68.2%	60.0%
Underwriting Expense Ratio	32.2%	31.4%	30.8%
Combined Ratio	106.6%	99.6%	90.8%

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

The combined ratio for 2005 compared to 2004 increased 7.02 percentage points. This increase was entirely due to losses incurred from Hurricanes Dennis, Katrina and Rita which each added 1.4, 10.7 and 4.6 percentage points to the combined ratio respectively. Hurricane Ivan added 8.9 percentage points to the combined ratio for 2004.

Leasing operations:

The Company’s leasing operations are conducted through its 50% owned subsidiary, Mobile Attic, Inc. Mobile Attic was incorporated in August of 2001 and is a joint venture with a manufacturing partner, Cash Brothers Leasing of Elba, Alabama. As detailed in Note 1 (a) of the consolidated financial statements on page 37, the Company consolidated its investment in the subsidiary Mobile Attic, Inc.

Mobile Attic is in the business of leasing portable storage containers to individual and commercial customers primarily through franchise locations covering Alabama and expanding throughout the Southeastern United States. At December 31, 2005 there were 33 franchise locations throughout the Southeast and 4 dealerships. At December 31, 2005 Mobile Attic had over 5,000 storage containers available for lease through franchise and dealer locations. The portable storage containers are eight feet wide and eight feet tall and are available in lengths of 8, 16, 20, and 40 feet. Independent dealers market these portable storage containers primarily to household customers in need of a convenient alternative to fixed location mini-storage, commercial customers in need of secure storage facilities at job sites, and retail customers for storage of seasonal inventory.

Mobile Attic began the steps to change its business model during 2004 with the goal of future growth to come through expansion of independently owned franchise locations. Expansion through this new avenue will allow Mobile Attic to venture more rapidly into new areas and expand into larger cities while significantly reducing future capital requirements. Mobile Attic began selling franchised locations in the first quarter of 2004 with 33 locations in operation or beginning operations as of December 31, 2005.

In 2005, Mobile Attic generated net income of $275,000 primarily due to franchise fees generated on the strength of sales of new franchise locations. As individual franchise locations begin to mature over the next five years, the Company expects a shift in revenue away from one time franchise fees to more stable continuing royalty fees which are based on a percentage of individual franchisee rental revenues.

In 2004, Mobile Attic generated a net loss of $211,000 which was primarily related to a decrease in revenues from dealership sales fees and utilization fees below expected ultimate levels coupled with the cost of shifting to a franchise method of establishing new locations.

Asset Portfolio Review:

The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. At December 31, 2005, the company’s holdings in debt securities amounted to 75.6% of total investments and 53.8% of total assets. The following is a breakdown of the bond portfolio quality according to National Association of Insurance Commissioners (NAIC) Securities Valuation Office (SVO) rating standards, and the nationally recognized rating organization equivalents of Moody’s and Standard and Poor’s:

SVO Equivalents
SVO Class	Moody’s	Standard and Poor’s	% of Total Bond Portfolio
1	Aaa to A3	AAA to A-	98.53%
2	Baa to Baa3	BBB+ to BBB-	1.20%
3	Ba1 to Ba3	BB+ to BB-	0.27%
4	B1 to B3	B+ to B-	0.00%
5	Caa to Ca	CCC to C	0.00%
6	Caa to Ca	C1 to D	0.00%

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

The insurance subsidiaries’ fixed maturity securities include mortgage-backed bonds, primarily collateralized mortgage obligations (CMO’s), of $13.1 million and $8.7 million at December 31, 2005 and 2004 respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Securities that are purchased at a premium to par value and prepay faster than expected will incur a reduction in yield or loss. Securities that are purchased at a discount to par value and prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. In order to minimize risk associated with prepayments on collateralized mortgage obligations, the Company typically invests primarily in more predictable planned amortization class (PAC) structures of CMO’s and typically avoids investment in CMO’s priced at significant premiums above par value.

The results with respect to the foregoing investments are as follows:

	Year Ended December 31
	2005	2004	2003
Net investment income	$3,964	$4,230	$4,023
Average current yield on investments	4.0%	4.4%	4.2%
Total return on investments	4.1%	6.2%	5.9%
Net realized gains on investments (before taxes)	3,727	2,162	1,416
Changes in net unrealized gains on investments
(before income taxes)	$(3,688)	$(339)	$2,520

As of December 31, 2005, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

Maturity Schedule (Amounts in thousands)

Maturity	Available for sale	Held to Maturity	Total	Percentage of Total
Maturity in less than 1 year	$583	$0	$583	0.8%
Maturity in 1-5 years	19,207	2,425	21,632	28.6%
Maturity in 5-10 years	15,989	6,761	22,750	30.1%
Maturity after 10 years	20,925	9,645	30,570	40.5%
	$56,704	$18,831	$75,535	100.0%

Liquidity and Capital Resources: Due to increased claims from Hurricanes Dennis, Katrina and Rita, the Company established a $2 million revolving credit facility with a local bank. The establishment of the credit facility allowed the Company to better manage the timing differences associated with the payment of catastrophe claims to policyholders and subsequent reimbursement of paid claims from reinsurance companies. The establishment of the credit facility also prevented the insurance subsidiaries from having to liquidate investments for the payment of claims and reinvest proceeds upon reimbursement from reinsurance companies.

Due to regulatory restrictions, the majority of the Company’s cash is required to be invested in investment-grade securities to provide ample protection for policyholders. The liabilities of the property and casualty insurance subsidiaries are of various terms and, therefore, those subsidiaries invest in securities with various maturities spread over periods usually not exceeding 10 years. The liabilities of the life insurance subsidiaries are typically of a longer duration and therefore, a higher percentage of securities in the life insurance subsidiaries are invested for periods exceeding 10 years.

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

The National Security Group’s consolidated statement of cash flows indicate that operating activities (used) provided cash of $(5,449,000), $886,000, and $11,398,000 in 2005, 2004, and 2003 respectively. The significant decline in cash flow from operating activities in 2005 compared to 2004 was primarily due to the significant increase in claims associated with Hurricanes Dennis, Katrina and Rita. Cash flow in 2004 compared to 2003 declined primarily due to the increase in claims associated with Hurricane Ivan.

The consolidated statement of cash flows also reflects an increase (decrease) in cash from financing activities of $4,934,000, $(2,274,000) and $4,770,000 respectively. The increase in cash flow from financing activities in 2005 reflects proceeds from the issuance of long term debt of $9,279,000, the reduction of debt held by Mobile Attic of $2.2 million, and the payment of shareholder dividends of $2,134,000.

In December of 2005, The National Security Group completed the issuance of debt through a trust preferred securities offering. Specific details of the offering are discussed on Form 8-K filed December 12, 2005 and are incorporated herein by reference. The primary purpose of the offering was to increase regulatory capital of the primary property and casualty subsidiary, NSFC. Upon receipt of the proceeds of the $9.2 million debt issuance, the Company made an additional capital contribution to NSFC of $6,000,000. Over the past five years, NSFC has generated significant growth in premium revenue. Due to losses incurred from four hurricanes over the past two years, regulatory surplus had not kept pace with the rate of premium growth. In order to put NSFC in a better position to react to opportunities for continued growth going forward, we felt it prudent to boost the regulatory capital of NSFC via the proceeds of the long term debt issuance.

Also in December of 2005, the consolidated joint venture, Mobile Attic paid down debt of approximately $2,000,000 through the sale of portable storage units to new franchisees. As discussed previously, we do not own a controlling interest in Mobile Attic but through the existence of certain debt guarantees established in 2001 and the subsequent issuance of Financial Interpretation 46R by the Financial Accounting Standards Board in December of 2003, we are obligated to consolidate Mobile Attic Financial Statements. It is a primary focus of management to continue to reduce Mobile Attic debt; to remove the impact of the debt guarantees and return the presentation Mobile Attic Financial Statements of the Company to the equity method.

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

	Payments due by period
	($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$22,906	$280	$13,347	$-	$9,279
Property and casualty claim reserves	$19,511	$11,900	$6,242	$976	$393

Long-term debt obligations include $11,718,000 in debt held directly by the Company. It is anticipated that $2,439,000 will be retired in 2007. Included in long term debt held directly by the Company is the issuance of $9,279,000 in subordinated debentures on December 15, 2005. The proceeds from the debentures were used to make a $6,000,000 capital infusion in the P&C subsidiary National Security Fire and Casualty with the remainder to be held for general corporate purposes. The subordinated debentures mature December 15, 2035. It is anticipated that principal payments will not be made until the expiration of the fixed rate period on the debt in 2015. For further discussion of the subordinated debentures please review Note 8 to the consolidated financial statements and Form 8-K filed December 12, 2005 which is incorporated herein by reference. Long-term debt obligations also include $11,188,000 in debt held by a 50% owned subsidiary, The Mobile Attic. The current debt obligation of Mobile Attic matures in 2007, but it is currently anticipated that Mobile Attic will seek to refinance approximately 50% of this debt under a longer term financing prior to maturity.

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

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. On December 31, 2005, the Company had no known impairments of assets or changes in operation, which would have a material adverse effect upon liquidity. Approximately 81% of the Company’s insurance subsidiary assets are invested in cash; investment grade fixed income securities, short-term investments and broadly traded equity securities, which are highly liquid. The values of these investments are subject to the conditions of the markets in which they are traded. Past fluctuations in these markets have had little effect on the liquidity of the Company. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

Except as discussed in Note 15 to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in Note 12 to the consolidated financial statements, in 2005, the amount that The National Security Group’s insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $993,000 in the life insurance subsidiary and $2,721,000 in the property/casualty insurance subsidiary. However, that condition poses no short-term or long-term liquidity concerns for the parent company.

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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group’s life/health and property/casualty insurance subsidiaries are all in excess of 4.4 to 1 at December 31, 2005.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $10.78 and $11.45 million at December 31, 2005 and 2004, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 13.3 and 14.0 at December 31, 2005 and 2004 respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $27.2 million and $23.9 million at December 31, 2005 and 2004, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 4.4 and 3.6 at December 31, 2005 and 2004 respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $8.0 million and $7.6 million at December 31, 2005 and 2004, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 17.4 and 12.3 at December 31, 2005 and 2004 respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

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

At December 31, 2005, the estimated reinsurance recoverable recorded was $10,193,000. The Company does not anticipate any issues with collection of the recorded amount.

The reinsurance related amounts recorded have been estimated based upon management’s interpretation of the related reinsurance treaty. Areas in which judgment has been used regarding said estimates include: assessing the financial viability and credit quality of each reinsurer as well as the ability of each reinsurer to pay amounts owed.

There is a possibility that the actual amounts recovered from reinsurers could be materially less than the estimates recorded. This possibility could result in a material adverse impact on our financial condition and results of operations. Reinsurers may dispute claims under reinsurance treaties, such as the calculated amount of reinsurance recoverable. Management does not anticipate any issues with recoverability of reinsurance balances based on current evaluations of collectibility.

NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured.

NSFC and Omega generally reinsure with third parties any liability in excess of $150,000 on any single policy. In addition, the property-casualty subsidiaries have catastrophe excess reinsurance, which protects it in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 2005, the property-casualty subsidiaries had catastrophe protection up to a $37.5 million loss. Based on an evaluation using actual NSFC and Omega exposures and catastrophe modeling based on a 250 year loss, that is a loss that has a less than ½ of 1% chance of occurring in any given year, the property and casualty subsidiaries would pay (pre-tax) $6.9 million in losses and reinstatement and reinsurers would pay (pre-tax) $39.1 million.

It should be noted that, due to an increase in reinsurance rates, effective January 1, 2006 the property and casualty insurance subsidiaries incurred an 18% increase in the cost of reinsurance coverage. Also, due to the level of rate increases on the first layer of coverage, which began at $2,000,000 in 2005, we increased our deductible to $3,000,000 for 2006. However, management also placed coverage on a book of run-off business that was previously not insured under the catastrophe reinsurance arrangement. Catastrophe losses on this book of business exceeded $1,000,000 in each of the last two years. So, we believe the increase in deductible coupled with the addition of catastrophe coverage to this book of business does not materially change our catastrophe reinsurance profile and is the most cost effective risk management solution in the current rate environment. Also in light of the magnitude of Hurricane Katrina in 2005, we felt it prudent to increase the top end of our catastrophe reinsurance coverage for 2006. For 2006, we will have in place catastrophe reinsurance protection for a single event of up to $42.5 million in excess of $3,000,000 with one reinstatement.

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

At December 31, 2005, we had recorded $6,567,000 as an asset for DAC in our financial statements. For more information regarding deferred policy acquisition costs, please see Note 1 to our financial statements.

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

At December 31, 2005 there is no evidence to suggest to management that the deferred tax asset is unrealizable. For more information regarding deferred income taxes, please see Note 7 to our financial statements.

Valuation of Investments

Investments are recorded at fair value based upon quoted prices when available. Quoted prices are available for every investment debt and equity security included in the financial statements. Periodically, the carrying values of an individual investment may become temporarily impaired because of time value, volatility, credit quality and existing market conditions. Management evaluates investments to determine whether the impairment is other-than-temporary. Evaluation criteria include credit quality of security, severity of decrease between cost and market value, length of time of the impairment and likelihood that the impairment will reverse in the near future. This evaluation requires significant assumptions, estimates and judgments by management. If the impairment is determined to be other-than-temporary, the investment is written down to the current fair value and a realized loss is recorded on the income statement.

At December 31, 2005 there were no other-than-temporary impairments. For more information regarding valuation of investments, see Note 1 to our financial statements.

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

At December 31, 2005 the recorded liability for loss and loss and adjustment expense was $19,511,000. For more information regarding loss and loss adjustment expense, see Note 9 to our financial statements.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $15.2 million. If the market value of the S & P 500 Index decreased 10% from its December 31, 2005 value, the fair value of the Company’s common stock would decrease by approximately $1.5 million.

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

As for shifts in investment allocations, the major shift has been a move away from corporate bonds and into government agency issues. Corporate spreads have remained extremely tight relative to agency securities. Due to the tight interest rate spreads, the investment committee has not felt compelled from a risk/reward standpoint to increase or maintain the allocation to corporate bonds. Corporate bonds now compose just 11.8% of bond investments compared to over 15.3% last year. In contrast, government securities, primarily agency issues, compose 58.5% of bond investments compared to 67.5% last year. Collateralized mortgage obligations, which primarily consist of planned amortization class structures, now compose 17.4% of bond investment compared to 12.1% last year. The Company does not anticipate any further major shifts in fixed income investment allocations in the near future.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	32

Consolidated Statements of Income –
Years Ended December 31, 2005, 2004, and 2003	33

Consolidated Balance Sheets –
December 31, 2005 and 2004	34

Consolidated Statements of Shareholders’ Equity –
Years Ended December 31, 2005, 2004, and 2003	35

Consolidated Statements of Cash Flows –
Years Ended December 31, 2005, 2004, and 2003	36

Notes to Consolidated Financial Statements –
December 31, 2005	37

Financial Statement Schedules:

Schedule I. Summary of Investments –
December 31, 2005 and 2004	59

Schedule II. Condensed Financial Information of Registrant –
December 31, 2005 and 2004	60

Schedule III. Supplementary Insurance Information –
December 31, 2005, 2004, and 2003	64

Schedule IV. Reinsurance –
Years Ended December 31, 2005, 2004, and 2003	65

All other Schedules are not required under related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The National Security Group, Inc.

Elba, Alabama

We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005.Our audits also included the financial statement schedules listed in the Index at page 31. These consolidated financial statements and schedules are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

\s\ Barfield, Murphy, Shank & Smith, P.C.

Birmingham, Alabama

February 23, 2006

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Dollars in thousands
	except per share amounts)
	Year Ended December 31,
	2005	2004	2003
REVENUES
Net premiums earned	$53,563	$52,985	$47,536
Net investment income	3,964	4,230	4,023
Net realized investment gains	3,727	2,162	1,416
Net revenues from leasing operations	3,360	2,459	1,433
Other income	1,416	1,312	1,395
	66,030	63,148	55,803

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	38,241	35,067	27,545
Amortization of deferred policy acquisition costs	2,704	2,221	1,825
Commissions	8,987	8,646	8,901
General insurance expenses	7,911	8,608	8,566
Expenses from leasing operations	2,404	2,008	988
Insurance taxes, licenses and fees	2,243	2,018	1,718
Interest expense	1,140	727	632
	63,630	59,295	50,175

Income Before Income Taxes and Minority Interest	2,400	3,853	5,628

INCOME TAX EXPENSE (BENEFIT)
Current	531	482	1,703
Deferred	174	364	(138)
	705	846	1,565

Income Before Minority Interest	1,695	3,007	4,063

(Income) Loss of Minority Interest	(137)	106	27

Net Income	$1,558	$3,113	$4,090

EARNINGS PER COMMON SHARE
Net Income	$0.63	$1.26	$1.66

See accompanying notes to consolidated financial statements

The National Security Group, Inc.

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	December 31,
ASSETS	2005	2004

Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2005 - $18,204;
2004 - $19,967)	$18,831	$20,280
Fixed maturities available-for-sale, at estimated fair value (cost: 2005 - $56,704;
2004- $50,164)	56,124	50,889
Equity securities available-for-sale, at estimated fair value (cost: 2005 - $6,374;
2004 - $8,995)	15,169	20,173
Receivable for securities	677	-
Mortgage loans on real estate, at cost	387	238
Investment real estate, at book value (accumulated depreciation: 2005 - $18; 2004 - $17)	3,842	1,463
Policy loans	793	771
Other invested assets	2,605	2,973
Short-term investments	699	250
Total Investments	$99,127	$97,037

Cash	2,350	360
Accrued investment income	701	744
Receivable from agents, less allowance for credit losses (2005 - $110; 2004 - $110)	2,663	2,465
Accounts receivable, less allowance for credit losses (2005 - $48; 2004 - $40)	2,848	745
Inventory	1,238	222
Reinsurance recoverable	10,193	3,318
Deferred policy acquisition costs	6,567	6,217
Property and equipment, net	12,393	16,907
Other assets	1,146	616
Total Assets	$139,226	$128,631
LIABILITIES AND SHAREHOLDERS' EQUITY

Property and casualty benefit and loss reserves	$19,511	$13,094
Accident and health benefit and loss reserves	575	480
Life and annuity benefit and loss reserves	24,552	23,935
Unearned premiums	15,791	14,779
Policy and contract claims	351	419
Other policyholder funds	1,309	1,311
Long-term debt	22,906	15,836
Accrued income taxes	99	-
Other liabilities	7,185	7,876
Deferred income tax	2,502	3,473
Total Liabilities	$94,781	$81,203
Contingencies	-	-

Minority interest	889	752

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	5,860	8,404
Retained earnings	30,278	30,854
Total Shareholders' Equity	43,556	46,676
Total Liabilities and Shareholders’ Equity	$139,226	$128,631

See accompanying notes to consolidated financial statements

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Paid-in
	Total	Income (Loss)	Earnings	Income	Stock	Capital

Balance at December 31, 2002	$42,159		$27,770	$6,971	$2,467	$4,951
Comprehensive income:
Net income for 2003	4,090	4,090	4,090	-	-	-
Other comprehensive income, net of tax
Unrealized gain on securities, net
of reclassification adjustment of $1,130	1,658	1,658	-	1,658	-	-
Comprehensive income		5,748
Cash dividends ($0.825 per share)	(2,035)		(2,035)	-	-	-

Balance at December 31, 2003	45,872		29,825	8,629	2,467	4,951
Comprehensive income:
Net income for 2004	3,113	3,113	3,113	-	-	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of $1,483	(225)	(225)	-	(225)	-	-
Comprehensive income		2,888
Cash dividends ($0.845 per share)	(2,084)		(2,084)	-	-	-

Balance at December 31, 2004	46,676		30,854	8,404	2,467	4,951
Comprehensive loss:
Net income for 2005	1,558	1,558	1,558	-	-	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of $2,504	(2,544)	(2,544)	-	(2,544)	-	-
Comprehensive loss		(986)
Cash dividends ($0.865 per share)	(2,134)		(2,134)	-	-	-

Balance at December 31, 2005	$43,556		$30,278	$5,860	$2,467	$4,951

See accompanying notes to consolidated financial statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars in thousands)
	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$1,558	$3,113	$4,090

Adjustments to reconcile net income to net cash provided by
operating activities:
Change in accrued investment income	43	186	80
Change in reinsurance recoverable	(6,875)	(1,519)	(100)
Amortization of deferred policy acquisition costs	2,704	2,221	1,825
Change in receivable for securities	(677)	-	-
Net realized gains on investments	(3,727)	(2,162)	(1,416)
Change in accounts receivable	(2,103)	(265)	(251)
Change in inventory	(1,016)	(178)	2
Policy acquisition costs deferred	(3,054)	(2,621)	(2,399)
Change in prepaid reinsurance premiums	271	29	(153)
Depreciation expense and amortization/accretion	944	700	808
Change in policy liabilities and claims	8,073	3,396	4,257
Change in income tax payable	99	(1,486)	1,253
Change in deferred income taxes	174	362	(260)
Change in other liabilities	(691)	(1,246)	3,991
(Gain) loss of minority interest	(137)	106	29
Other, net	(1,035)	250	(358)

Net cash (used in) provided by operating activities	(5,449)	886	11,398

Cash flows from investing activities:
Purchases of held-to-maturity securities	(1,193)	(19,379)	(17,694)
Purchases of available-for-sale securities	(23,037)	(4,933)	(22,455)
Proceeds from maturities of held-to-maturity securities	2,770	3,176	13,271
Proceeds from sales of available-for-sale securities	22,576	25,687	17,379
Proceeds from sales of real estate held for investment	189	124	24
Purchases of real estate held for investment	(2,451)	-	-
Purchase of other invested assets	-	(3,358)	-
Proceeds from sales of other invested assets	368	385	-
Net (purchases) proceeds from sale of short-term investments	(449)	50	1,152
(Advances on) repayment of policy loans, net	(22)	(41)	641
Purchase of property and equipment	(457)	(1,327)	(8,078)
Proceeds from sale of property and equipment	4,211	69	5
Net cash provided by (used in) investing activities	2,505	453	(15,755)
Cash flows from financing activities:
Proceeds from debt	9,279	243	7,862
Payments on debt	(2,209)	(328)	(946)
Change in other policyholder funds	(2)	(105)	(111)
Dividends paid	(2,134)	(2,084)	(2,035)
Net cash provided by (used in) financing activities	4,934	(2,274)	4,770
Net increase (decrease) in cash	1,990	(935)	413

Cash at beginning of year	360	1,295	882

Cash at end of year	$2,350	$360	$1,295

See accompanying notes to consolidated financial statements.

Note 1 - SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

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

The accompanying consolidated financial statements also include an investment in affiliate,

which consists of a fifty percent interest in The Mobile Attic, Inc and its wholly owned subsidiary established in January of 2004, Mobile Attic Franchising Company (MAFCO). The Mobile Attic, Inc. is a portable storage leasing company that began operations in 2001. MAFCO was established in the first quarter of 2004 to conduct the business of selling Mobile Attic portable storage leasing franchises. Effective in the first quarter of 2004 the Company consolidated the accounts of Mobile Attic, Inc. and subsidiary MAFCO according to guidance in Financial Accounting Standards Board Interpretation 46 as revised December 2003 (FIN 46R).

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

Mobile Attic was previously reported using the equity method of accounting. For comparative purposes, the Company made adjustments to the December 31, 2003 Balance Sheet and the Income Statement and Statement of Cash Flows for the period ended December 31, 2003. These adjustments increased December 31, 2003 assets by $15,109,000 and liabilities by $13,394,000. The adjustment had no effect on consolidated stockholders’ equity. Certain accounts in the Income Statement for the period ended December 31, 2003 were adjusted as a result of the consolidation of Mobile Attic, but because the results of Mobile Attic were previously reported under the equity method, the adjustments had no effect on the consolidated results of operations for the period ended December 31, 2003. Cash flow, for the year ended December 31, 2003 from operating activities increased $79,000; from investing activities decreased $7,224,000; and from financing activities increased $7,862,000. Total cash increased $169,000.

(b)	Description of Major Products

NSIC is licensed in the states of Alabama, Florida, Georgia, Mississippi, South Carolina and

Texas and was organized in 1947 to provide life and burial insurance policies to the home service market. Business is now produced by both company and independent agents.

Primary products include ordinary life, accident and health, supplemental hospital, and cancer insurance products.

NSFC is licensed in Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South

Carolina, and Tennessee. In addition NSFC operates on a surplus lines basis in Louisiana,
Missouri, and Texas. NSFC operates in various property and casualty lines, the most

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

significant of which are dwelling property fire and extended coverage, homeowners, mobile homeowners, ocean marine, nonstandard automobile physical damage and liability and nonstandard commercial auto liability.

Omega is licensed in the states of Alabama and Louisiana. Omega operates in property and casualty lines, the most significant of which are homeowners and nonstandard automobile physical damage and liability.

(c) Basis of Presentation

The significant accounting policies followed by the Company and subsidiaries that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) which, as to the subsidiary insurance companies, differ from statutory accounting practices permitted by regulatory authorities.

(d)	Use of Estimates

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

(e)	Investments

The Company’s securities are classified in two categories and accounted for as follows:

•     Securities Held-to-Maturity. Bonds, notes and redeemable preferred stock for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using methods which approximate level yields over the period to maturity.

•     Securities Available-for-Sale. Bonds, notes, common stock and non-redeemable preferred stock not classified as either held-to-maturity, or trading are reported at fair value, adjusted for other-than-temporary declines in fair value. The Company and its subsidiaries have no trading securities.

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

Other invested assets consist principally of state sponsored investments with a portion of the investment yield derived from insurance premium tax credits. These investments are reported at the unpaid principal balance.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(f)	Receivable from Agents

Agent balances are reported at unpaid balances, less a provision for credit losses.

(g)	Accounts Receivable

Accounts receivable are reported at net realizable value. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables and, once these receivables are determined to be uncollectible, they are written off through a charge against an existing allowance account or against earnings.

(h)	Inventory

Inventory consists of finished goods inventory and is carried at the lower of cost (first-in, first-out method) or market.

(i)	Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are charged to expense as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method designed to amortize costs over estimated useful lives. Estimated useful lives range up to 40 years for buildings and from 3-8 years for electronic data processing equipment and furniture and fixtures.

(j)	Fair Value of Financial Instruments

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

	In Thousands of Dollars at December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets and related instruments
Debt and equity securities	$90,124	$89,497	$91,342	$91,029
Mortgage loans	387	387	238	238
Policy loans	793	793	771	771

Liabilities and related instruments
Other policyholder funds	1,309	1,309	1,311	1,311
Long-term debt	22,906	22,906	15,836	15,836

(K)	Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash-on-hand, demand deposits with banks and overnight investments.

(l)	Revenue Recognition

Life insurance premiums are recognized as revenues when due. Property and casualty insurance premiums, less amounts ceded to reinsurers, are recognized on a pro rata basis over the terms of the policies. Reinsurance premiums assumed are recognized as reported by the ceding company.

Mobile Attic, Inc. recognizes leasing revenues from royalties, storage unit rentals and sales on a monthly basis. Revenues from delivery charges are recognized when these services are billed. Mobile Attic executes franchise agreements that set the terms of its arrangement with each franchisee. The franchisee agreement requires the franchisee to pay an initial, non-refundable fee ranging from $35,000 to $55,000 and continuing fees based on percentage of rents. The initial term of the franchise is 20 years and, subject to Mobile Attic’s approval and payment of a renewal fee, a franchise may generally renew its agreement upon its expiration for an additional 10 years.

When an individual franchise is sold, Mobile Attic agrees to provide certain services to the

Franchisee, including training on the operations of the business as well as training on the loading and unloading of the storage containers. Mobile Attic recognizes initial fees as revenue when substantially all initial services required by the franchise agreement are performed, which is generally upon opening of a franchise location.

Mobile Attic sold 15 individual franchise licenses during 2005 and 13 during 2004. Initial fees included in revenues for the years ended December 31, 2005 and 2004 were $625,000 and $350,000, respectively. Deferred revenue at December 31, 2005 and 2004 was $175,000 and $122,500, respectively, and represents that portion of total revenues from franchises not yet open. There were two company-owned locations in operation during the years ended December 31, 2005 and 2004.

As territory is assigned to each franchise sold, Mobile Attic may reach the point where existing markets become saturated and initial franchising revenue declines. Unless new markets are entered, franchise revenues after market saturation will come primarily from renewal fees for existing franchises.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(m)	Deferred Policy Acquisition Costs

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

(n)	Policy Liabilities

The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2005	7% graded to 6%

Mortality assumptions include various percentages of the 1955-60 and 1965-70 Select and

Ultimate Basic Male Mortality Table. Withdrawal assumptions are based on the Company’s experience.

(o)	Claim Liabilities

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

(p)	Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,466,600 (2,466,600 in 2004 and 2003).

(q)	Reinsurance

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage contracts. NSIC retains a maximum of $50,000 of coverage per individual life. The cost of reinsurance is amortized over the contract period of the reinsurance.

(r)	Reclassifications

Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on the previously reported net income or shareholders’ equity.

(s)	Advertising

The Company expenses advertising costs as incurred except for nondirect-response advertising costs, which are expensed the first time the advertising takes place. Advertising costs charged to expense were $250,000 for the year ended December 31, 2005 ($142,000 and $118,000 for the years ended December 31, 2004 and 2003, respectively). Advertising costs capitalized at December 31, 2005 were $192,000.

(t)	Concentration of Credit Risk

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

(u)	Recently Issued Accounting Standards

During 2005, the Financial Accounting Standards Board (FASB) issued the following pronouncements:

SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, changes the requirements for accounting and reporting of a change in accounting principle. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

FIN No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this statement did not have a material impact on the Company’s financial position or results of operation.

SOP 05-01, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection

With Modifications or Exchanges of Insurance Contracts, provides guidance on accounting for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

adoption encouraged. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – VARIABLE INTEREST ENTITIES

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

In December 2005, the Company formed National Security Capital Trust I (the Trust), a statutory trust created under the Delaware Statutory Trust Act, for the sole purpose of issuing, in private placement transactions, $9 million of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $9.3 million of variable rate subordinated debentures issued by the Company. The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust. The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures. The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $9.005 million. The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE’s. The Trust is not consolidated because the Company is not the primary beneficiary of the trust. The Subordinated Debentures, disclosed in Note 8 are reported in the accompanying Consolidated Balance Sheet as a component of long-term debt. The Company’s equity investments in the Trusts total $279,000 and are included in Other Assets.

NOTE 3 - STATUTORY ACCOUNTING PRACTICES

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

Statutory net gains from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

NOTE 3 - STATUTORY ACCOUNTING PRACTICES – CONTINUED

	2005	2004	2003
NSIC - including realized capital (losses) gains of $129, $(56), and $287, respectively	$(101)	$291	$7
NSFC - including realized capital gains of $3,098, $1,847, and $203, respectively	$729	$2,164	$2,526
Omega - including realized capital gains of $180, $35, and $257, respectively	$645	$667	$779

Statutory risk-based adjusted capital:
NSIC - including AVR of $845, $1,153, and $1,180, respectively	$10,776	$11,451	$11,375
NSFC	$27,209	$23,766	$23,104
Omega	$8,016	$7,573	$6,691

The above amounts exclude allocation of overhead from the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands)
	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$8,958	$148	$121	$8,985
Obligations of states and political subdivisions	6,519	134	101	6,552
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	41,227	114	754	40,587
Total fixed maturities	56,704	396	976	56,124
Equity securities	6,374	9,192	397	15,169

Total	$63,078	$9,588	$1,373	$71,293

Held-to-maturity securities:
Corporate debt securities	$244	$-	$47	$197
Obligations of states and political subdivisions	2,280	7	66	2,221
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	16,307	9	530	15,786

Total	$18,831	$16	$643	$18,204

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$10,379	$473	$23	$10,829
Obligations of states and political subdivisions	9,609	446	93	9,962
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	30,176	155	233	30,098
Total fixed maturities	50,164	1,074	349	50,889
Equity securities	8,995	11,590	412	20,173

Total	$59,159	$12,664	$761	$71,062

Held-to-maturity securities:
Obligations of states and political subdivisions	$2,279	$18	$33	$2,264
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	18,001	53	351	17,703

Total	$20,280	$71	$384	$19,967

NOTE 4 - INVESTMENT SECURITIES – CONTINUED

The amortized cost and aggregate fair value of debt securities at December 31, 2005, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$583	585
Due after one year through five years	19,207	19,182
Due after five years through ten years	15,989	15,781
Due after ten years	20,925	20,576

Total	$56,704	$56,124

Held-to-maturity securities:
Due in one year or less	$-	-
Due after one year through five years	2,425	2,323
Due after five years through ten years	6,761	6,498
Due after ten years	9,645	9,383

Total	$18,831	$18,204

For 2005, gross gains of $3,793,000 ($2,219,000 for 2004 and $2,266,000 for 2003) and gross losses of $66,000 ($130,000 for 2004 and $858,000 for 2003) were realized on sales of available-for-sale-securities.

A summary of securities available-for-sale with unrealized losses as of December 31, 2005 and 2004 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				December 31, 2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$3,562	$121	$3,562	$121	16
Obligations of state and
political subdivisions	-	-	3,424	101	3,424	101	17
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	33,426	754	33,426	754	78
Equity securities	-	-	998	397	998	397	7
	$-	$-	$41,410	$1,373	$41,410	$1,373	118

NOTE 4 - INVESTMENT SECURITIES – CONTINUED

	(Dollars in thousands)				December 31, 2004
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$542	$11	$542	$11	$1,084	$22	6
Obligations of state and
political subdivisions	1,457	20	3,489	74	4,946	94	9
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	6,561	78	9,533	154	16,094	232	52
Equity securities	576	23	774	390	1,350	413	8
	$9,136	$132	$14,338	$629	$23,474	$761	75

A summary of securities held-to-maturity with unrealized losses as of December 31, 2005 and 2004 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)			December 31, 2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$244	$47	$244	$47	1
Obligations of state and
political subdivisions	-	-	2,078	66	2,078	66	8
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	15,203	530	15,203	530	43
	$-	$-	$17,525	$643	$17,525	$643	52

	(Dollars in thousands) December 31, 2004
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$-	$-	$-	$-	-
Obligations of state and
political subdivisions	-	-	789	33	789	33	3
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	14,718	351	14,718	351	33
	$-	$-	$15,507	$384	$15,507	$384	36

NOTE 4 - INVESTMENT SECURITIES – CONTINUED

All unrealized losses are reviewed to determine whether the losses are other than temporary. Factors considered include whether the securities are backed by the U.S. Government or its agencies and concerns surrounding the recovery of full principal. Management believes the unrealized losses are market driven and no ultimate loss will occur.

NOTE 5 - NET INVESTMENT INCOME

Major categories of investment income are summarized as follows:

	(Dollars in thousands)
	Year ended December 31,
	2005	2004	2003

Fixed maturities	$3,505	$3,704	$3,618
Equity securities	408	503	528
Mortgage loans on real estate	22	18	19
Investment real estate	23	15	103
Policy loans	56	2	32
Other, principally short-term investments	95	223	(16)
	4,109	4,465	4,284
Less: Investment expenses	145	235	261
Net investment income	$3,964	$4,230	$4,023

An analysis of investment gains follows:	Year ended December 31,
	2005	2004	2003
Net realized investment gains (losses):
Fixed maturities	$132	$431	$627
Other, principally equity securities	3,595	1,731	789
	$3,727	$2,162	$1,416

An analysis of the net (decrease) increase in unrealized appreciation on available-for-sale securities follows:

	Year ended December 31,
	2005	2004	2003

Net (decrease) increase in unrealized appreciation on available-
for-sale securities before deferred tax	$(3,689)	$(339)	$2,520
Deferred income tax	1,145	114	(862)

Net (decrease) increase in unrealized appreciation on available-
for-sale securities	$(2,544)	$(225)	$1,658

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	(Dollars in Thousands)
	2005	2004
Building and improvements	$1,945	$1,876
Electronic data processing equipment	2,027	1,936
Leasing equipment	10,955	15,077
Furniture and fixtures	1,098	1,076
	16,025	19,965
Less accumulated depreciation	3,632	3,058
	$12,393	$16,907

Depreciation expense for the year ended December 31, 2005 was $905,000 ($805,000 for the year ended December 31, 2004 and $686,000 for the year ended December 31, 2003).

NOTE 7 - INCOME TAXES

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Year ended December 31,
	2005	2004	2003

Federal income tax rate applied to pre-tax income	$816	$1,310	$1,927
Dividends received deduction and tax-exempt interest	(183)	(196)	(176)
Small life insurance company deduction	-	-	(18)
Other, net	72	(268)	(168)

Federal income tax expense	$705	$846	$1,565

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

NOTE 7 - INCOME TAXES – CONTINUED

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

	(Dollars in Thousands)
	December 31,
	2005	2004
General insurance expenses	$1,233	$1,178
Unearned premiums	1,061	973
Claim liabilities	255	299
Policy liabilities	70	140
Deferred tax assets	2,619	2,590

Depreciation	(534)	(448)
Deferred policy acquisition costs	(2,233)	(2,116)
Unrealized gains on securities available-for-sale	(2,354)	(3,499)
Deferred tax liabilities	(5,121)	(6,063)

Net deferred tax liability	$(2,502)	$(3,473)

The appropriate income tax effects of changes in temporary differences are as follows:

	Year ended December 31,
	2005	2004	2003

Deferred policy acquisition costs	$117	$138	$196
Policy liabilities	70	69	70
Unearned premiums	(88)	(65)	(263)
General insurance expenses	(55)	(71)	(306)
Alternative minimum tax credit carryforwards	-	-	-
Depreciation	86	313	135
Claim liabilities	44	(20)	30

	$174	$364	$(138)

Under pre-1984 life insurance company tax laws, a portion of NSIC’s gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated “policyholders’ surplus”. The aggregate balance in this account, $3,720,000 at December 31, 2005, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders’ surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders’ surplus. The deferred income tax liability not recognized is approximately $1,270,000 at December 31, 2005.

NOTE 8 –LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

	(Dollars in thousands)
	2005	2004

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal;

maturity December, 2035. Interest payments due quarterly. Unsecured	$9,279	$-

Note payable to bank with an interest rate based on LIBOR
(7.12% at December 31, 2005 and 5.15% at December 31, 2004)
dated March, 2002; maturity March, 2007. Payments of $112,953
due quarterly with balloon payment at maturity. Unsecured	2,439	2,731

Note payable to bank with an interest rate based on prime minus 25 basis points (7.00% at December 31, 2005 and 5.00% at December 31, 2004)
dated June, 2004; maturity June, 2007. Interest payments due quarterly.
Secured by $11,920 of leasing equipment.	11,188	13,105
	$22,906	$15,836

Aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2005 are as follows (dollars in thousands): 2006-$280; 2007-$13,347; 2008-$0; 2009-$0; 2010-$0. The remaining $9,279 is due in 2035.

The subordinated debentures (debentures) have the same maturities and other applicable terms and features as the associated trust preferred securities (TPS). The debentures bear a fixed interest rate until December 15, 2015. Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or any time the debentures are in default. All have stated maturities of thirty years but may be redeemed at any time following the tenth anniversary of issuance. None of the securities require the Company to maintain minimum financial covenants. The Company has guaranteed that amounts paid to the Trust (discussed in Note 2) will be remitted to the holders of the associated TPS. This guarantee, when taken together with the obligations of the Company under the debentures, the Indentures pursuant to which the debentures were issued, and the related trust agreement (including obligations to pay related trust fees, expenses, debt and other obligations with respect to the TPS), provides a full and unconditional guarantee of amounts due the Trust. The amount guaranteed is not expected to at any time exceed the obligations of the TPS, and no additional liability has been recorded related to the guarantee.

NOTE 9 - POLICY AND CLAIM RESERVES

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense for the years ended December 31:

	(Dollars in thousands)
	2005	2004	2003
Claims and claim adjustment expense
reserves at beginning of year	$13,094	$11,343	$11,513
Less reinsurance recoverables on
unpaid losses	2,611	1,232	1,555
Net balances at beginning of year	10,483	10,111	9,958
Provision for claims and claim adjustment
expenses for claims arising in current year	36,660	32,702	27,066
Estimated claims and claim adjustment
expenses for claims arising in prior years	(1,599)	(1,091)	(1,928)
Total increases	35,061	31,611	25,138
Claims and claim adjustment expense
payments for claims arising in:
Current year	29,168	25,837	19,892
Prior years	5,425	5,402	5,093
Total payments	34,593	31,239	24,985
Net balance at end of year	10,951	10,483	10,111
Plus reinsurance recoverables on
unpaid losses	8,560	2,611	1,232
Claims and claim adjustment expense
reserves at end of year	$19,511	$13,094	$11,343

The provision for claims and claim adjustment expenses for prior years (net of reinsurance recoveries) decreased in 2005, 2004 and 2003 because of lower-than-anticipated losses primarily in homeowners and dwelling fire lines of business. As a result of changes in estimates of insured events in prior years, the provision for claims and claim adjustment expenses (net of reinsurance recoveries) decreased in 2005 by an additional $500,000.

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2005, the Company’s estimate of unpaid losses and adjustment expenses for hurricane related claims incurred in 2005 totaled $11.7 million. Net of anticipated reinsurance recoveries, the estimate of unpaid loss and loss adjustment reserves for claims incurred in 2005 totaled $1.1 million at December 31, 2005.

NOTE 10 – REINSURANCE

The Company’s insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term. Property and casualty reinsurance is placed on both a quota-share and excess of loss basis. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of reinsurers to honor their obligations could result in losses to the insurance subsidiaries. The

NOTE 10 – REINSURANCE – CONTINUED

insurance subsidiaries evaluate the financial conditions of their reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvencies. At December 31, 2005, reinsurance receivables with a carrying value of $233,000 ($326,000 at December 31, 2004) and prepaid reinsurance premiums of $196,000 ($467,000 at December 31, 2004) were associated with a single reinsurer. The amounts of recoveries pertaining to reinsurance contracts that were deducted from losses incurred during 2005, 2004 and 2003 were approximately $32,613,000, $11,284,000, and $580,000, respectively. The significant increase in recoveries pertaining to reinsurance contracts in 2005 compared to prior years was due to reinsurance associated with losses incurred from hurricanes Katrina and Rita. The effect of reinsurance on premiums written and earned was as follows:

	(Dollars in Thousands)
	2005
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$6,148	$6,280	$-	$53,718
Assumed	-	-	-
Ceded	(46)	(46)	(6,117)	(6,389)
Net	$6,102	$6,234	$(6,117)	$47,329

	2004
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$6,176	$6,200	$-	$51,618
Assumed	-	-	-	-
Ceded	(27)	(27)	-	(4,806)
Net	$6,149	$6,173	$-	$46,812

	2003
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$5,719	$5,843	$-	$44,666
Assumed	-	-	-	500
Ceded	(44)	(44)	-	(3,429)
Net	$5,675	$5,799	$-	$41,737

NOTE 11 - EMPLOYEE BENEFIT PLAN

In 1989, the Company and its subsidiaries established a retirement savings plan (401K Plan) and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees who have completed one year of service at January 1 or July 1 are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for 2005, 2004, and 2003 amounted to $217,000, $189,000, and $228,000, respectively. The Company contributes matching contributions up to 5% of compensation subject to government limitations.

In 1987, the Company established a non-qualified deferred compensation plan for its Board of Directors. The Board members had an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award. Costs of the deferred compensation plan for 2005, 2004, and 2003 amounted to approximately ($259,000), $208,000, and $421,000, respectively. The directors’ non-qualified deferred compensation plan was frozen on December 31, 2004 and deferrals are no longer allowed. No deferrals of directors’ fees were allowed in 2005 prior to adoption of a new non-qualified plan. A new non-qualified plan became effective January 1, 2006 under which directors are allowed to defer all or a portion of directors’ fees into various investment options. Unlike the previous non-qualified plan, the Company is not exposed to any market risk for investment in the new non-qualified deferred compensation plan for directors. All directors fees for 2005 were paid in cash.

NOTE 12 - REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2005, NSIC’s retained earnings unrestricted for the payment of dividends in 2006 amounted to $993,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2005, NSFC’s retained earnings unrestricted for the payment of dividends in 2006 amounted to $2,721,000.

At December 31, 2005, securities with market values of $3,780,000 ($3,655,000 at December 31, 2004) were deposited with various states pursuant to statutory requirements.

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

NOTE 13 - SHAREHOLDERS’ EQUITY

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

NOTE 13 - SHAREHOLDERS’ EQUITY – CONTINUED

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

NOTE 14 - INDUSTRY SEGMENTS

The Company and its subsidiaries operate primarily in the insurance industry. Premium revenues and operating income by industry segment for the years ended December 31, 2005, 2004 and 2003 are summarized below:

(Dollars in thousands)
	Total	P&C Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2005
Revenues
Net premiums earned	$53,563	$47,329	$6,234	$-
Net investment income	3,964	2,323	1,619	22
Net realized investment gains	3,727	3,278	215	234
Net revenues from leasing operations	3,360	-	-	3,360
Other income (loss)	1,416	1,364	52	-
	$66,030	$54,294	$8,120	$3,616

Income (loss) before income taxes:	$3,540	$2,698	$(271)	$1,113
Interest expense	1,140	15	114	1,011
	$2,400	$2,683	$(385)	$102

Assets	$139,226	$74,967	$45,565	$18,694

Amortization of deferred policy aquisition costs	$2,704	$2,256	$448	$-
Depreciation expense	$905	$100	$347	$458

Capital expenditures	$457	$18	$321	$118

NOTE 14 - INDUSTRY SEGMENTS – CONTINUED

(Dollars in thousands)
	Total	P&C Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2004
Revenues
Net premiums earned	$52,985	$46,812	$6,173	$-
Net investment income	4,230	2,315	2,013	(98)
Net realized investment gains	2,162	1,881	276	5
Net revenues from leasing operations	2,459	-	-	2,459
Other income (loss)	1,312	1,325	9	(22)
	$63,148	$52,333	$8,471	$2,344

Income (loss) before income taxes:	$4,580	$4,224	$216	$140
Interest expense	727	-	30	697
	$3,853	$4,224	$186	$(557)

Assets	$128,631	$65,462	$45,947	$17,222

Amortization of deferred policy acquisition costs	$2,221	$2,115	$106	$-
Depreciation expense	$805	$188	$173	$444

Capital expenditures	$1,327	$130	$663	$534

Year ended December 31, 2003
Revenues
Net premiums earned	$47,536	$41,737	$5,799	$-
Net investment income	4,023	2,131	1,865	27
Net realized investment gains	1,416	460	956
Net revenues from leasing operations	1,433	-	-	1,433
Other income	1,395	1,383	12	-
	$55,803	$45,711	$8,632	$1,460

Income (loss) before income taxes:	$6,260	$5,720	$563	$(23)
Interest expense	632	-	34	598
	$5,628	$5,720	$529	$(621)

Assets	$127,236	$65,225	$45,796	$16,215

Amortization of deferred policy acquisition costs	$1,825	$1,727	$98	$-
Depreciation expense	$686	$74	$312	$300

Capital expenditures	$8,079	$118	$645	$7,316

NOTE 15 - CONTINGENCIES

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

On December 12, 2005, the United States District court for the Middle District of Alabama (the “Court”) entered an order preliminarily approving a proposed settlement of a case pending against a subsidiary of the Company styled Mary W. Williams, et al v. National Security Insurance Company (“Williams Litigation”) and preliminarily certifying such case as a class action. The Williams Litigation relates primarily to claims that a subsidiary of the Company sold industrial burial insurance policies to racial minorities on which it charged higher premiums or provided inferior benefits than premiums charged to or policy benefits provided to similarly situated non-minority policyholders. The Company’s subsidiary has not sold industrial burial insurance for more than 20 years. The proposed settlement provides for the Company’s subsidiary to, among other matters, provide additional policyholder benefits, including premiums adjustments and benefits enhancements on existing policies and additional benefits on matured policies and pay attorneys fees. The Company has previously established litigation reserves with respect to this matter and has taken a policy reserve charge with respect to adjustments to the subject policies that were voluntarily made in 2000. The costs associated with prospective enhancements will be based on actuarial analysis not yet completed and accordingly, no provision has yet been made for them. However, based on preliminary discussions with the Company’s independent consulting actuary and the Alabama Department of Insurance, it is believed that the necessary reserve adjustments in the subsidiary will not have a material adverse impact on the Company’s consolidated financial position.

The class, as preliminarily certified, would not permit any class members to opt out of the settlement and preliminarily enjoins all similar litigation against the Company’s subsidiary. In the settlement, the Company’s subsidiary denied all claims and allegations made in the lawsuit. The proposed settlement is subject to final approval by the Court following a fairness hearing which is presently scheduled to be held on May 11, 2006.

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

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during 2005 was $1,139,000 ($645,000 in 2004, and $611,000 in 2003). Cash paid for income taxes in 2005 was $400,000 ($2,000,000 in 2004, and $400,000 in 2003). In 2003, Mobile Attic acquired $7,134,950 of assets through debt.

NOTE 17 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005, 2004 and 2003 the Company’s affiliate Mobile Attic acquired $2,632,000; $1,389,000; and $7,200,000, respectively, of equipment from Cash Brothers Leasing, Inc. (Cash Brothers). The principal owners of Cash Brothers are also stockholders in Mobile Attic. Cash Brothers is also a distributor of the mobile storage units. During 2005, 2004 and 2003 Mobile Attic paid $103,000; $100,000; and

NOTE 17 - RELATED PARTY TRANSACTIONS – CONTINUED

$83,000, respectively, in commissions to Cash Brothers. At December 31, 2005 and 2004, Mobile Attic had accrued expenses due Cash Brothers of $16,000 and $22,000, respectively.

Mobile Attic also acquired $4,977,000 of equipment from Bridgeville Trailers during the year ended December 31, 2005. Two of the majority shareholders of Bridgeville Trailers each own 25% of Mobile Attic.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
(Dollars in Thousands)

	December 31, 2005			December 31, 2004

			Amount per			Amount per
		Fair	the Balance		Fair	the Balance
	Cost	Value	Sheet	Cost	Value	Sheet
Securities Held to Maturity:

United States government	$16,307	$15,788	$16,307	$18,001	$17,703	$18,001
States, municipalities and
political subdivisions	2,280	2,220	2,280	2,279	2,264	2,279
Public Utilities	-	-	-	-	-	-
Industrial and Miscellaneous	244	196	244	-	-	-
Total Securities Held to Maturity	$18,831	$18,204	$18,831	$20,280	$19,967	$20,280

Securities Available for Sale:

Equity Securities:
Public utilities	$314	$724	$724	$368	$818	$818
Banks and insurance companies	911	2,942	2,942	1,236	4,114	4,114
Industrial and all other	5,150	11,503	11,503	7,391	15,241	15,241
Total equity securities	$6,375	$15,169	$15,169	$8,995	$20,173	$20,173

Debt Securities:
United States government	$41,227	$40,587	$40,587	$29,926	$29,847	$29,847
States, municipalities and
political subdivisions	6,519	6,552	6,552	9,608	9,962	9,962
Public Utilities	398	405	405	707	728	728
Industrial and Miscellaneous	8,560	8,580	8,580	9,923	10,352	10,352
Total Debt Securities	$56,704	$56,124	$56,124	$50,164	$50,889	$50,889

Total Available for Sale	$63,079	$71,293	$71,293	$59,159	$71,062	$71,062

Total Securities	81,910	89,497	90,124	79,439	91,029	91,342
Receivable for securities	677	-	677	-	-	-
Note Receivable From Affiliate	-	-	-	-	-	-
Mortgage loans on real estate	387	-	387	238	-	238
Investment real estate	3,842	-	3,842	1,463	-	1,463
Policy loans	793	-	793	771	-	771
Other invested assets	2,605	-	2,605	2,973	-	2,973
Short term investments	699	-	699	250	-	250
Total investments .	$90,913	$89,497	$99,127	$85,134	$91,029	$97,037

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2005	2004
Assets
Cash	$2,952	$663
Investment in subsidiaries (equity method)
eliminated upon consolidation	51,470	48,739
Other assets	2,025	1,425

Total Assets	$56,447	$50,827

Liabilities and Shareholders’ Equity
Accrued general expenses	$1,174	$1,420
Notes Payable	11,717	2,731

Total Liabilities	$12,891	$4,151

Total Shareholders’ Equity	$43,556	$46,676

Total Liabilities and Shareholders’ Equity	$56,447	$50,827

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Income
From subsidiaries-eliminated upon consolidation
Dividends	$2,500	$2,800	$2,300
Other Income	395	381	142
	2,895	3,181	2,442

Expenses
State taxes	24	7	19
Other expenses	483	722	1,003
	507	729	1,022
Income before income taxes and equity in
undistributed earnings of subsidiaries	2,388	2,452	1,420
Income tax expense (benefit)	105	(357)	(214)

Income before equity in undistributed earnings
of subsidiaries	2,283	2,809	1,634
Equity in undistributed (losses) earnings of subsidiaries	(725)	304	2,456

Net Income	$1,558	$3,113	$4,090

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$1,558	$3,113	$4,090
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	725	(304)	(2,456)
Change in other assets	(321)	(24)	339
Change in other liabilities	(246)	105	275
Net cash provided by
operating activities	1,716	2,890	2,248

Cash flows from investing activities:
Capital contribution to subsidiary	(6,000)	-	-
Net cash (used in)
investing activities	(6,000)	-	-

Cash flows from financing activities:
Proceeds from notes payable	9,279	-	-
Payments on notes payable	(572)	(328)	(321)
Cash dividends	(2,134)	(2,084)	(2,035)
Net cash provided by (used in)
financing activities	6,573	(2,412)	(2,356)

Net increase (decrease) in cash and cash equivalents	2,289	478	(108)

Cash at beginning of year	663	185	293

Cash at end of year	$2,952	$663	$185

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Information of Registrant

Note 1-Basis of Presentation
Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed
Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that this Condensed Financial Information be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the
Registrant’s Annual Report as referenced in Form 10-K, Part II, Item 8, page 31.

Note 2-Cash Dividends from Subsidiaries
Dividends of $2.5 million in 2005, $2.8 million in 2004 and $2.3 million in 2003 were paid to the
Registrant by its subsidiaries.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
(Amounts in thousands)

				Deferred	Future
				Acquisition	Policy	Unearned
				Costs	Benefits	Premiums
At December 31, 2005:
Life and accident and health insurance				$4,089	$25,478	$-
Property and casualty insurance				2,478	-	15,791
Total				$6,567	$25,478	$15,791

At December 31, 2004:
Life and accident and health insurance				$3,961	$24,834	$-
Property and casualty insurance				2,256	-	14,779
Total				$6,217	$24,834	$14,779

At December 31, 2003:
Life and accident and health insurance				$3,702	$23,742	$-
Property and casualty insurance				2,115	-	13,750
Total				$5,817	$23,742	$13,750
					Commissions,
				Benefits,	Amortization	General
				Claims,	of Deferred	Expenses,
		Net		Losses and	Policy	Taxes,
	Premium	Investment	Other	Settlement	Acquisition	Licenses
	Revenue	Income	Income	Expenses	Costs	and Fees
For the year ended December 31, 2005:
Life and accident and health insurance	$6,234	$1,619	$52	$3,904	$1,833	$3,525
Property and casualty insurance	47,329	2,323	1,364	34,337	9,858	6,657
Other	-	22	-	-	-	3,516
Total	$53,563	$3,964	$1,416	$38,241	$11,691	$13,698

For the year ended December 31, 2004:
Life and accident and health insurance	$6,173	$2,013	$9	$4,130	$1,578	$3,268
Property and casualty insurance	46,812	2,315	1,325	30,937	9,289	6,909
Other	-	(98)	(22)	-	-	3,184
Total	$52,985	$4,230	$1,312	$35,067	$10,867	$13,361

For the year ended December 31, 2003:
Life and accident and health insurance	$5,799	$1,865	$11	$2,952	$1,948	$3,040
Property and casualty insurance	41,737	2,131	1,384	24,593	8,778	6,482
Other	-	27	-	-	-	1,022
Total	$47,536	$4,023	$1,395	$27,545	$10,726	$11,904

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Amounts in thousands)

					Percentage
		Ceded	Assumed		of Amount
	Gross	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2005:
Life insurance in force	$217,152	$13,541	$-	$203,611	0.00%

Premiums:
Life insurance and accident and health insurance	6,280	46	-	6,234	0.00%
Property and casualty insurance	53,718	6,389	-	47,329	-

Total premiums	$59,998	$6,435	$-	$53,563	0.00%

For the year ended December 31, 2004:
Life insurance in force	$186,474	$8,441	$-	$178,033	0.00%

Premiums:
Life insurance and accident and health insurance	6,200	27	-	6,173	0.00%
Property and casualty insurance.	51,676	4,864	-	46,812	-

Total premiums	$57,876	$4,891	$-	$52,985	0.00%

For the year ended December 31, 2003:
Life insurance in force	$186,555	$7,803	$-	$178,752	0.00%

Premiums:
Life insurance and accident and health insurance	5,844	45	-	5,799	0.00%
Property and casualty insurance	44,360	3,123	500	41,737	1.20%

Total premiums	$50,204	$3,168	$500	$47,536	1.20%

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

The National Security Group, Inc., as a non-accelerated filer, must be in compliance with Section 404 of The Sarbanes-Oxley Act for yearend 2007. Management is currently performing documentation procedures in preliminary assessment on internal controls over financial reporting in order to document and evaluate the current controls in place in order to form a basis for future testing required for compliance with Section 404 of the Sarbanes-Oxley Act. In the past, management has relied on existing controls although said controls may not have been in unabridged written form.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained on pages 4-5 of The National Security Group’s Proxy Statement dated April 4, 2006, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained on pages 9 and 10 of The National Security Group’s Proxy Statement dated April 4, 2006, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained on page 12 of The National Security Group’s Proxy Statement dated April 4, 2006, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to this item.

Item 13. Certain Relationships and Related Transactions

The information contained on page 7 of The National Security Group’s Proxy Statement dated April 4, 2006, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information contained on page 8 of The National Security Group’s Proxy Statement dated April 4, 2006, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

68

PART IV

Item 15 (a) (1) Exhibits and Financial Statement Schedules

The following consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 beginning on page 31.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Consolidated Notes to the Financial Statements

Item 15 (a) (2)

The following additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K.

Item 15 (a) (3)

The following is a list of the exhibits filed as part of this Form 10-K:

3.	Amended Certificate of Incorporation filed with the Secretary of State of Delaware on August 2, 2004 and By-Laws.

11.	Computation of Earnings Per Share Filed Herewith, See Note 1 to Consolidated Financial
Statements

14.	Code of Ethics, see additional information on page 9 of this report.

21.	Subsidiaries of the registrant.

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

Sarbanes-Oxley Act of 2002

32.1      Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

32.1.1              Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the

Sarbanes Oxley Act of 2002

Item 15 (b)

During the last fiscal quarter of the period covered by this Report, the Company filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Description

November 11, 2005	November 14, 2005	Press release, dated November 11, 2005, issued by The National Security Group, Inc.

November 14, 2005	November 15, 2005	Press release, dated November 14, 2005, issued by The National Security Group, Inc.

December 6, 2005	December 12, 2005	Entry into a material definitive agreement.

December 12, 2005	December 15, 2005	Other Events

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NATIONAL SECURITY GROUP, INC.

/s/ Brian R. McLeod	/s/ William L. Brunson, Jr.
Brian R. McLeod	William L. Brunson, Jr.
Chief Financial Officer and Treasurer	President, Chief Executive Officer and Director

Date: March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 31, 2006.

SIGNATURE

/s/ Winfield Baird	/s/ Mickey L. Murdock
/s/ Carolyn Brunson	/s/ Donald Pittman
/s/ Jack E. Brunson	/s/ Fleming Brooks
/s/ William L. Brunson, Jr.	/s/ Paul C. Wesch
/s/ Fred D. Clark, Jr.	/s/ L. Brunson White
/s/ Frank B. O’Neil	/s/ Walter P. Wilkerson

Certification Chief Executive Officer The National Security Group, Inc.

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

Date: March 24, 2006

/S/ William L. Brunson Jr.

William L. Brunson, Jr. Chief Executive Officer

Certification Chief Financial Officer The National Security Group, Inc.

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

Date: March 24, 2006

/S/ Brian R. McLeod

Brian R. McLeod, CPA Chief Financial Officer

Certification Chief Executive Officer The National Security Group, Inc.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 24, 2006	/S/ William L. Brunson Jr.

Name: William L. Brunson, Jr. Title: Chief Executive Officer

Certification of Chief Financial Officer The National Security Group, Inc.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2 Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 24, 2006	/S/ Brian R. McLeod

Name: Brian R. McLeod, CPA Title: Chief Financial Officer