Form 10-Q
period 2006-05-12
NATIONAL SECURITY GROUP INC
filed 2006-05-15
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2006	Commission File Number 0-18649

The National Security Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

Registrant’s Telephone Number including Area Code (334) 897-2273

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐?

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Act).  (Check One)     Large accelerated Filer [ ]   Accelerated Filer [ ] Non-accelerated Filer [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐&No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 31, 2006
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months
	Ended March 31
	2006	2005

REVENUES
Net premiums earned	$14,491	$13,664
Net investment income	1,165	1,091
Net realized investment gains	609	198
Net revenues from leasing operations	453	602
Other Income	327	360

Total Revenues	17,045	15,915

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	10,680	8,113
Policy acquisition costs	2,569	2,617
General insurance expenses	2,341	1,954
Expenses from leasing operations	441	593
Insurance taxes, licenses and fees	656	549
Interest expense	433	249

Total Benefits and Expenses	17,120	14,075

Income Before Income Taxes and Minority Interest	(75)	1,840

INCOME TAX EXPENSE
Current	23	443
Deferred	81	47
	104	490

(Loss) Income Before Minority Interest	$(179)	$1,350

Loss (Income) of Minority Interest	38	(58)

Net (Loss) Income	$(141)	$1,292

(LOSS) EARNINGS PER COMMON SHARE	$(0.06)	$0.52

DIVIDENDS DECLARED PER SHARE	$0.220	$0.215

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Dollars in thousands)
	As of March 31,	As of December 31,
ASSETS	2006	2005
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2006 - $17,558;
2005 - $18,204)	$18,409	$18,831
Fixed maturities available-for-sale, at estimated fair value (cost: 2006 - $54,711;
2005- $56,704)	53,414	56,124
Equity securities available-for-sale, at estimated fair value (cost: 2006 - $8,118;
2005 - $6,374)	17,529	15,169
Receivable for securities	-	677
Mortgage loans on real estate, at cost	415	387
Investment real estate, at book value (accumulated depreciation: 2006 - $18; 2005 - $18)	3,857	3,842
Policy loans	798	793
Other invested assets	2,605	2,605
Short-term investments	1,307	699

Total Investments	98,334	99,127

Cash	3,093	2,350
Accrued investment income	762	701
Receivable from agents, less allowance for credit losses (2006 - $110; 2005 - $110)	2,376	2,663
Accounts receivable, less allowance for credit losses (2006 - $48; 2005 - $48)	634	2,848
Inventory	2,945	1,238
Reinsurance recoverable	7,351	10,193
Deferred policy acquisition costs	7,232	6,567
Property and equipment, net	11,633	12,393
Other assets	1,434	1,146

Total Assets	$135,794	$139,226
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$16,013	$19,511
Accident and health benefit and loss reserves	742	575
Life and annuity benefit and loss reserves	24,955	24,552
Unearned premiums	17,027	15,791
Policy and contract claims	391	351
Other policyholder funds	1,272	1,309
Long-term debt	21,058	22,906
Other liabilities	8,136	7,284
Deferred income tax	2,525	2,502
Total Liabilities	92,119	94,781
Contingencies	-	-
Minority interest	851	889
Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	5,812	5,860
Retained earnings	29,594	30,278
Total Shareholders’ Equity	42,824	43,556
Total Liabilities and Shareholders’ Equity	$135,794	$139,226

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated
			Other
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2004	$46,676	$30,854	$8,404	$2,467	$4,951

Comprehensive income
Net Income for 2005	1,558	1,558
Other comprehensive income (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $2,504	(2,544)		(2,544)

Total Comprehensive Loss	(986)

Cash dividends	(2,134)	(2,134)

Balance at December 31, 2005	$43,556	$30,278	$5,860	$2,467	$4,951

Comprehensive Income
Net (Loss) three months ended 3/31/2006	(141)	(141)
Other comprehensive income (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $397	(48)		(48)

Total Comprehensive (Loss)	(189)

Cash dividends	(543)	(543)

Balance at March 31, 2006 (Unaudited)	$42,824	$29,594	$5,812	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months
	Ended March 31,
	2006	2005

Cash Flows from Operating Activities
Income from continuing operations	$(141)	$1,292
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Change in accrued investment income	(61)	(20)
Change in reinsurance receivables	2,842	1,158
Change in deferred policy acquisition costs	(665)	(503)
Change in income tax payable	(377)	152
Change in deferred income tax expense	81	(47)
Depreciation expense	182	215
Change in policy liabilities and claims	40	450
Other, net	(25)	(1,243)
Net cash provided by (used in) operating activities	1,876	1,454

Cash Flows from Investing Activities
Cost of investments acquired	(5,134)	(5,881)
Sale and maturity of investments	5,821	6,688
(Purchase) sale of property and equipment	608	(621)

Net cash provided by (used in) investing activities	1,295	186

Cash Flows from Financing Activities
Change in other policyholder funds	(37)	85
Change in notes payable	(1,848)	(77)
Dividends paid	(543)	(530)
Net cash (used in) provided by financing activities	(2,428)	(522)

Net change in cash and cash equivalents	743	1,118

Cash and cash equivalents, beginning of period	2,350	360

Cash and cash equivalents, end of period	$3,093	$1,478

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1-Basis of Presentation

The consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial statements include all adjustments necessary, in the opinion of management, for fair statement of financial position, results of operations and cash flows for the periods reported. These adjustments are all normal recurring adjustments. A summary of the more significant accounting policies are set forth in the notes to the audited consolidated financial statements for the year ended December 31, 2005.

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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 2006 was 2,466,600 and for the period ending March 31, 2005 was 2,466,600.

Note 4-Changes in Shareholder's Equity

During the three months ended March 31, 2006 and 2005, there were no changes in shareholders' equity except for net loss of $(141,000) and $1,292,000 respectively; dividends paid of $543,000 and $530,000 respectively; and unrealized investment losses and gains, net of applicable taxes, of $(48,000) and $(498,000) respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

(in thousands)

	March 31,	January 1,
	2006	2006
General insurance expenses	1,280	1,233
Unearned premiums	1,158	1,061
Claims liabilities	257	255
Policy liabilities	53	70
Deferred tax assets	2,748	2,619

Depreciation	(523)	(534)
Deferred policy acquisition costs	(2,454)	(2,233)
Unrealized gains on securities available-for-sale	(2,296)	(2,354)
Deferred tax liabiliteis	(5,273)	(5,121)
Net deferred tax liability	(2,525)	(2,502)

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Note 7-Contingencies

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

The class, as preliminarily certified, would not permit any class members to opt out of the settlement and preliminarily enjoins all similar litigation against the Company’s subsidiary.  In the settlement, the Company’s subsidiary denied all claims and allegations made in the lawsuit. The proposed settlement is subject to final approval by the Court following a fairness hearing which is presently scheduled to be held on August 22, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of March 31, 2006, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Barfield, Murphy, Shank & Smith. P.C.

Birmingham, Alabama

May 11, 2006

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of March 31, 2006, compared with December 31, 2005 and its results of operations and cash flows for the quarter ending March 31, 2006, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Note Regarding Forward-Looking Statements” contained on Page 3 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

The reader is assumed to have access to the Company’s 2005 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form 10-Q.

Information is presented in whole dollars.

OVERVIEW

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. The Company operates in eleven states with over 60% of total premium revenue generated in the states of Alabama and Mississippi. Over 70% of total premium revenue is generated from dwelling property (fire and extended coverage), homeowners and mobile homeowners lines of business. Property and casualty insurance is the most significant segment accounting for 88.2% of total insurance premium revenue in the first quarter of 2006.

First quarter 2006 results were adversely impacted by a significant increase in frequency of storm and tornado related activity in the Southeastern United States and an increase in frequency of fire losses compared to the first quarter of 2005. The increase in claims led to a GAAP combined ratio of 106% for the quarter, a significant decline from last years first quarter combined ratio of 89.5%. The deterioration in the combined ratio was the primary factor contributing to a net loss for the quarter of $(141,000) compared to net income of $1,292,000 for the same period last year.

Premium revenue growth has slowed to a modest pace with a 6% increase for the first quarter of 2006 compared to the same period last year. Premium revenue growth for the year 2006 is expected to remain in the range of 6% to 8% for the year.

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

The following table sets forth premium revenue by major line of business for the three months ended March 31, 2006 compared to the same period last year:

	Three months ended March 31,		Percent
	2006	2005	increase (decrease)

Life, accident and health operations:
Traditional life insurance	$1,352,387	$1,212,614	11.53%
Accident and health insurance	351,275	346,180	1.47%
Other	-	-	-%
Total life, accident and health	1,703,661	1,558,794	9.29%

Property and Casualty operations:
Dwelling fire & extended coverage	6,286,631	5,526,543	13.75%
Homeowners (Including mobile homeowners)	5,468,201	4,934,841	10.81%
Ocean marine	416,063	478,504	(13.05)%
Other liability	373,609	277,420	34.67%
Private passenger auto liability	692,982	880,072	(21.26)%
Commercial auto liability	161,229	279,355	(42.29)%
Auto physical damage	539,420	724,856	(25.58)%
Reinsurance premium ceded	(1,150,993)	(996,639)	15.49%
Total property and casualty	12,787,141	12,104,951	5.64%

Total earned premium revenue	$14,490,803	$13,663,745	6.05%

Premium revenue in the life insurance subsidiary, NSIC accounts for 11.8% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Revenue from business in-force serviced by home service agents accounts for 44% of total NSIC premium revenue. This has been the primary method of product distribution for NSIC since it’s founding in 1947. Independent agents now account for over 90% of all new business production in NSIC. Revenue from business in-force serviced by independent agents now accounts for 48.7% of total NSIC premium revenue. In addition to the two primary methods of product distribution, approximately 7.3% of premium revenue is generated from the servicing of discontinued books of business and inactive programs. The most significant of these discontinued books of business is a block of policies acquired by NSIC from another carrier in 2000.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased 11.5% in the first three months of 2006 compared to the same period last year. Accident and health insurance premium revenue increased 1.47%. In total NSIC premium revenue is up 9.3% in the first quarter of 2006 compared to the same period last year. A 14.4% increase in premium revenue from the independent agent distribution channel is the primary reason for the increase in first quarter premium revenue in this segment.

Premium revenue in the property/casualty insurance subsidiaries increased 5.6% in the first three months of 2006 compared to the same period last year. After several years of rapid growth from 2001 through 2004, premium revenue has slowed to a more modest pace. Property/casualty premium revenue in the dwelling fire and homeowners lines of business continued to grow at double digit paces for the quarter at 13.75% and 10.81% respectively. The gains in the dwelling lines of business were partially offset by declines in the automobile liability and physical damage lines of business. Increased price competition in the auto lines of business has depressed premium revenue. Reinsurance premium ceded increased 15.5% in the first quarter of 2006 compared to the same period last year which also depressed the rate of growth of net earned premium revenue. The increase in ceded reinsurance premium was primarily due to an 18% increase in catastrophe reinsurance premium effective January 1, 2006 in the dwelling fire and homeowners lines of business, a result of the record hurricane activity in 2005.

As mentioned in the overview of this discussion, we expect our premium revenue growth rate to remain at modest levels of growth over the next year. The personal lines property and casualty insurance business, in which 88% of total premium revenue is derived, has historically been cyclical in nature with periods of intense price competition among insurers followed by periods of increased pricing flexibility. Due to the increase in hurricane activity over the last year, we feel that we are entering a period of increased price flexibility in the coastal market that we serve. Unfortunately, due to regulatory hurdles in developing rates and submitting to various state regulatory agencies, we are unable to adjust the rates we charge as rapidly as reinsurance companies can adjust the rates we pay for catastrophe reinsurance. Because of the inherent lag time in getting rate adjustments submitted and approved, we will experience an increase in cost for reinsurance this year that we will be unable to fully recover through increased pricing of our products.

Revenues from leasing operations:

Revenues from leasing operations are generated by the Company’s 50% owned subsidiary, Mobile Attic, Inc. Mobile Attic’s revenues are generated from the rental of portable storage containers for industrial and household consumers through its dealer network as well as the sale of franchises and storage units to franchisees through its wholly-owned subsidiary Mobile Attic Franchising Company. In the first quarter of 2006 total revenues from leasing operations were down 24.8% to $453,000 compared to $602,000 the same quarter last year. The decrease is attributable to a decrease in franchise fee revenue. Five new franchises were added in the first quarter of 2005 compared to only two new franchises in the first quarter of 2006.

Net investment income:

Net investment income increased 6.8% to $1,165,000 in the first quarter of 2006 compared to $1,091,000 in the first quarter of 2005. The increase in investment income is primarily attributable to the increase in short term interest rates experienced over the last year.

Realized capital gains and losses:

Realized capital gains were up for the quarter due to the disposal of a significant common stock portfolio holding during the quarter. Realized capital gains are subject to significant fluctuations from quarter to quarter and year to year depending on prevailing market conditions and changes in investment mix.

Other income:

Other income decreased 9.1% compared to last year. Other income is primarily composed of insurance related fees. The decrease was primarily due to a decrease in fees associated with the automobile lines of business.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses increased $2,567,000 and had the most significant adverse impact on first quarter earnings. As a percentage of premium revenue, policyholder benefits and settlement expenses were 73.7% in the first quarter of 2006 compared to 59.4% in the first quarter of 2005. As discussed in the overview at the opening of this management discussion and analysis, an increase in claims activity in the property and casualty subsidiaries was the primary factor contributing to this increase in benefits and settlement expenses. Claims and adjustment expenses incurred in the property/casualty subsidiaries totaled 71% of premium revenue for the first quarter of 2006 compared to 55% of premium revenue for the first quarter of 2005. The property and casualty combined ratio was 106% for the quarter compared to 89.5% for the first quarter of 2005.

Two primary factors contributed to the increase in policyholder benefits and settlement expenses:

1.	Fire related losses increased 20% in the first quarter of 2006 compared to the same period last year,

contributing to a $740,000 increase in incurred claims and adding six percentage points to the property and casualty combined ratio. This increase in fire losses was primarily attributable to fire related losses on policies in force less than six months. Claims are customarily higher on new business than on business that has been in force for a number of years. We have incurred spikes in fire related claims in the past which have led to more stringent underwriting guidelines in significantly impacted territories. We are currently evaluating the impact of the first quarter increase in fire related claims activity and will make adjustments in underwriting guidelines where appropriate.

2.

Storm and tornado related claims increased $781,000 in the first quarter of 2006 compared to the same period last year. An increase in the frequency of early springtime tornadoes in Arkansas, North Alabama, North Mississippi and Tennessee was the primary contributor to the increase in storm related claims. Also, the average severity of these storms increased in 2006 to $3,112 per occurrence compared to an average per occurrence of $2,661 in 2005. The higher volume of tornadoes as opposed to straight line winds and hail appears to be the primary contributor to the increase in the average storm claim.

The remaining increase in claims was due to several less individually significant items the most notable of which included an increase in automobile claims of over $150,000, and increase in incurred losses in the mobile homeowners program of $110,000 and an increase in NSIC claims reserve estimate of $458,000.

Policy acquisition costs:

Policy acquisition costs are down $48,000 compared to last year. Policy acquisition costs are directly related to the production of earned premium and as a percentage of premiums earned, policy acquisition costs are down primarily due to a reduction in commission rates on an automobile program operated by a general agent in Alabama and Mississippi.

General insurance expenses:

General expenses as a percent of earned premium were 16.2% in the first quarter of 2006 compared to 14.3% in the first quarter of 2005. The most significant item contributing to this increase was a $75,000 guaranty fund assessment incurred during the quarter.

Taxes, licenses, and fees:

Taxes, licenses and fees are 4.5% of premium revenue in the first quarter of 2006 compared to 4.01% in the first quarter of last year, an increase of $107,000. The most significant item contributing to this increase was non-deductible fees incurred in association with a periodic examination of insurance subsidiaries conducted by the Alabama Department of Insurance.

Interest Expense:

Interest expense increased $184,000 in the first quarter of 2006 compared to last year due to increased interest cost associated with the issuance of $9.2 million in trust preferred securities. The issuance was completed in December of 2005.

Summary:

The Company has a net loss for the 2006 first quarter of $141,000 compared to net income of $1,292,000 for the first quarter of 2005. As discussed under the caption “Policyholder benefits and settlement expenses” earlier in this report, a significant increase in claims incurred in the property and casualty subsidiaries was the primary factor contributing to the decline in earnings.

Investments:

Investments at March 31, 2006 were down $793,000 compared to December 31, 2005. Increased claims activity hampered our ability to increase investments during the quarter as cash flow produced by premium revenue was primarily used to pay claims.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At March 31, 2006 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Income taxes:

Due to the low level of income before taxes for the first quarter of 2006, income taxes are not comparable to prior periods. Income taxes were most significantly impacted by an increase in unearned premium during the quarter, 20% of which is currently taxable under the federal internal revenue code. Deferred income taxes did not change materially during the quarter but deferred income tax also exceeded earnings due to the low level of earnings for the quarter.

Liquidity and capital resources:

At March 31, 2006, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $42,824,000 down $732,000 compared to December 31, 2005. The decrease reflects a net loss of $141,000, a decrease in accumulated unrealized investment gains of $48,000, and dividends paid of $543,000.

The Company has $11.9 million in notes from local banks which management intends to repay over the next five years. The Company also has $9.3 million in trust preferred securities which were issued in December of 2005. These securities currently have a fixed interest rate of 8.83% and a final maturity of December 15, 2035.

The Company had $3,093,000 in cash and cash equivalents at March 31, 2006. Net cash provided by operating activities totaled $1,876,000 in the first quarter of 2006. The increase in cash from operations was primarily attributable to recoveries from reinsurance companies of losses incurred during the 2005 hurricane season.

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

Item 3. Market Risk Disclosures

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the three months ended March 31, 2006. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2005.

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

Item 1A.Risk Factors

There has been no material change in risk factors previously disclosed under Item 1A. of the
Company’s annual report for 2005 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

11. Computation of Earnings Per Share Filed Herewith, See Note 3 to Consolidated Financial Statements

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended March 31, 2006

Date of Report	Date Filed	Description

January 20, 2006	January 20, 2006	Press release, dated January 20, 2006, issued by The National Security Group, Inc.
February 28, 2006	February 28, 2006	Press release, dated February 28, 2006, issued by The National Security Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.

/s/ Brian R. McLeod	/s/ William L. Brunson, Jr.
Brian R. McLeod	William L. Brunson, Jr.
President and Chief Executive Officer	Treasurer and Chief Financial Officer

Dated: May 12, 2006

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

Date: May 12, 2006

/s/ William L. Brunson, Jr. Chief Executive Officer

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

Date: May 12, 2006

/s/ Brian R. McLeod, CPA Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2006

Name:/s/ William L. Brunson, Jr. Title: Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2 Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12. 2006

Name:/s/ Brian R. McLeod, CPA Title: Chief Financial Officer