Form 10-Q
period 2006-06-30
NATIONAL SECURITY GROUP INC
filed 2006-08-14
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2006	Commission File Number 0-18649

The National Security Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐& ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding June 30, 2006
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005

REVENUES
Net premiums earned	$14,755	$13,696	$29,246	$27,360
Net investment income	1,045	1,174	2,210	2,265
Net realized investment gains	540	683	1,149	881
Net revenues from leasing operations	472	988	925	1,590
Other Income	302	386	629	746

Total Revenues	17,114	16,927	34,159	32,842

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	9,566	8,496	20,246	16,609
Policy acquisition costs	2,974	2,948	5,543	5,565
General insurance expenses	2,222	2,123	4,563	3,723
Expenses from leasing operations	456	850	897	1,613
Insurance taxes, licenses and fees	445	658	878	1,207
Interest expense	412	30	1,068	463

Total Benefits and Expenses	16,075	15,105	33,195	29,180

Income Before Income Taxes and Minority Interest	1,039	1,822	964	3,662

INCOME TAX EXPENSE
Current	448	446	471	889
Deferred	(301)	(13)	(220)	34
	147	433	251	923

Income Before Minority Interest	$892	$1,389	$713	$2,739

Loss (Income) of Minority Interest	78	(43)	116	(101)

Net Income	$970	$1,346	$829	$2,638

EARNINGS PER COMMON SHARE	$0.39	$0.55	$0.34	$1.07

DIVIDENDS DECLARED PER SHARE	0.220	0.215	0.440	0.430

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of June 30,	As of December 31,
ASSETS	2006	2005
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2006 - $17,616;
2005 - $18,204)	$18,686	$18,831
Fixed maturities available-for-sale, at estimated fair value (cost: 2006 - $54,506;
2005- $56,704)	52,670	56,124
Equity securities available-for-sale, at estimated fair value (cost: 2006 - $8,235;
2005 - $6,374)	16,780	15,169
Receivable for securities	0	677
Mortgage loans on real estate, at cost	412	387
Investment real estate, at book value (accumulated depreciation: 2006 - $18; 2005 - $18)	3,685	3,842
Policy loans	833	793
Other invested assets	2,643	2,605
Short-term investments	3,764	699

Total Investments	99,473	99,127

Cash	139	2,350
Accrued investment income	687	701
Receivable from agents, less allowance for credit losses (2006 - $121; 2005 - $110)	3,209	2,663
Accounts receivable, less allowance for credit losses (2006 - $48; 2005 - $48)	189	2,848
Inventory	2,513	1,238
Reinsurance recoverable	6,336	10,193
Deferred policy acquisition costs	7,473	6,567
Property and equipment, net	11,472	12,393
Other assets	1,057	1,146

Total Assets	$132,548	$139,226

LIABILITIES AND SHAREHOLDERS' EQUITY

Property and casualty benefit and loss reserves	$14,548	$19,511
Accident and health benefit and loss reserves	804	575
Life and annuity benefit and loss reserves	25,073	24,552
Unearned premiums	18,008	15,791
Policy and contract claims	349	351
Other policyholder funds	1,205	1,309
Short-term debt	11,713	0
Long-term debt	9,279	22,906
Other liabilities	6,746	7,284
Deferred income tax	1,872	2,502

Total Liabilities	89,597	94,781

Contingencies	0	0

Minority interest	774	889

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	0	0
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	4,737	5,860
Retained earnings	30,022	30,278

Total Shareholders' Equity	42,177	43,556

Total Liabilities and Shareholders' Equity	$132,548	$139,226

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated
			Other
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2004	$46,676	$30,854	$8,404	$2,467	$4,951

Comprehensive income
Net Income for 2005	1,558	1,558
Other comprehensive income (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $2,504	(2,544)		(2,544)

Total Comprehensive Loss	(986)

Cash dividends	(2,134)	(2,134)

Balance at December 31, 2005	$43,556	$30,278	$5,860	$2,467	$4,951

Comprehensive Income
Net income six months ended 6/30/2006	829	829
Other comprehensive income (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $776	(1,123)		(1,123)

Total Comprehensive (Loss)	(294)

Cash dividends	(1,085)	(1,085)

Balance at June 30, 2006 (Unaudited)	$42,177	$30,022	$4,737	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months
	Ended June 30,
	2006	2005

Cash Flows from Operating Activities
Income from continuing operations	$829	$2,638
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Change in accrued investment income	14	(8)
Change in reinsurance receivables	3,857	1,153
Change in deferred policy acquisition costs	(906)	(675)
Change in income tax payable	(29)	521
Change in deferred income tax expense	(220)	889
Depreciation expense	367	465
Change in policy liabilities and claims	(1,998)	1,431
Other, net	(1,015)	(2,485)
Net cash provided by (used in) operating activities	899	3,929

Cash Flows from Investing Activities
Cost of investments acquired	(9,987)	(15,384)
Sale and maturity of investments	9,549	14,046
(Purchase) sale of property and equipment	431	(783)

Net cash provided by (used in) investing activities	(7)	(2,121)

Cash Flows from Financing Activities
Change in other policyholder funds	(104)	67
Change in notes payable	(1,914)	(151)
Dividends paid	(1,085)	(1,061)
Net cash (used in) provided by financing activities	(3,103)	(1,145)

Net change in cash and cash equivalents	(2,211)	663

Cash and cash equivalents, beginning of period	2,350	360

Cash and cash equivalents, end of period	$139	$1,023

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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending June 30, 2006 was 2,466,600 and for the period ending June 30, 2005 was 2,466,600.

Note 4-Changes in Shareholder's Equity

During the six months ended June 30, 2006 and 2005, there were no changes in shareholders' equity except for net income of $829,000 and $2,638,000 respectively; dividends paid of $1,085,000 and $1,061,000 respectively; and unrealized investment losses and gains, net of applicable taxes, of $(1,123,000) and $(973,000) respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

(in thousands)

	June 30,	January 1,
	2006	2006
General insurance expenses	665	1,233
Unearned premiums	1,225	1,061
Claims liabilities	235	255
Policy liabilities	14	70
Deferred tax assets	2,139	2,619

Depreciation	(429)	(534)
Deferred policy acquisition costs	(1,638)	(2,233)
Unrealized gains on securities available-for-sale	(1,944)	(2,354)
Deferred tax liabiliteis	(4,011)	(5,121)
Net deferred tax liability	(1,872)	(2,502)

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

Note 8 – Debt

Short-term debt consisted of the following as of June 30, 2006 and December 31, 2005:

	(Dollars in thousands)
	2006	2005

Note payable to bank with an interest rate based on LIBOR (7.96% at June 30, 2006) dated March, 2002; maturity March, 2007. Payments of $112,953 due quarterly with balloon payment at maturity. Unsecured	2,304	-

Note payable to bank with an interest rate based on prime minus 25 basis points (7.57% at June 30, 2006) dated June, 2004; maturity June, 2007. Interest payments due quarterly. Secured by Mobile Attic leasing equipment.	9,409	-
	11,713	-

Long-term debt consisted of the following as of June 30, 2006 and December 31, 2005:

	(Dollars in thousands)
	2006	2005

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. Unsecured	9,279	9,279

Note payable to bank with an interest rate based on LIBOR (7.12% at December 31, 2005) dated March, 2002; maturity March, 2007. Payments of $112,953 due quarterly with balloon payment at maturity. Unsecured	-	2,439

Note payable to bank with an interest rate based on prime minus 25 basis points (7.00% at December 31, 2005) dated June, 2004; maturity June, 2007. Interest payments due quarterly. Secured by Mobile Attic leasing equipment.	-	11,188
	9,279	22,906

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of June 30, 2006, and the related condensed consolidated statements of income and cash flows for the six month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the company’s management.

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

/s/Barfield, Murphy, Shank & Smith. P.C.

Birmingham, Alabama

August 14, 2006

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of June 30, 2006, compared with December 31, 2005 and its results of operations and cash flows for the quarter ending June 30, 2006, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

OVERVIEW

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. The Company operates in eleven states with over 60% of total premium revenue generated in the states of Alabama and Mississippi. Over 70% of total premium revenue is generated from dwelling property (fire and extended coverage), homeowners and mobile homeowners lines of business. Property and casualty insurance is the most significant segment accounting for 88.8% of total insurance premium revenue in the first six months of 2006.

While second quarter 2006 results were much improved over the first quarter of 2006, a very active spring storm season caused results to lag behind the results of the second quarter of 2005. Coupled with a higher frequency of storm and fire related losses in the first quarter, 2006 first six month earnings were down 68.6% compared to the first six months of 2005.

Premium revenue for the 2006 second quarter was up 7.7% compared to the second quarter of 2005. For the year to date, 2006 premium revenue was up 6.9%. The primary source of premium revenue growth continues to be in the property and casualty segment in the dwelling property lines of business. Premium revenue growth for the year 2006 is expected to remain in the range of 6%.

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

The following table sets forth premium revenue by major line of business for the six months ended June 30, 2006 compared to the same period last year:

	Six months ended June 30,		Percent
	2006	2005	increase (decrease)

Life, accident and health operations:
Traditional life insurance	$2,591,227	$2,426,660	6.78%
Accident and health insurance	689,159	677,026	1.79%
Other	-	-	-%
Total life, accident and health	3,280,386	3,103,686	5.69%

Property and Casualty operations:
Dwelling fire & extended coverage	12,598,353	11,221,195	12.27%
Homeowners (Including mobile homeowners)	11,066,221	9,844,093	12.41%
Ocean marine	828,607	901,235	(8.06)%
Other liability	765,734	555,992	37.72%
Private passenger auto liability	1,289,427	1,839,199	(29.89)%
Commercial auto liability	508,655	579,140	(12.17)%
Auto physical damage	986,207	1,343,698	(26.61)%
Reinsurance premium ceded	(2,077,415)	(2,028,205)	2.43%
Total property and casualty	25,965,788	24,256,347	7.05%

Total earned premium revenue	$29,246,174	$27,360,033	6.89%

Premium revenue in the life insurance subsidiary, NSIC accounts for 11.2% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Revenue from business in-force serviced by home service agents accounts for 44% of total NSIC premium revenue. This has been the primary method of product distribution for NSIC since it’s founding in 1947. Independent agents now account for over 90% of all new business production in NSIC. Revenue from business in-force serviced by independent agents now accounts for 48.7% of total NSIC premium revenue. In addition to the two primary methods of product distribution, approximately 7.3% of premium revenue is generated from the servicing of discontinued books of business and inactive programs. The most significant of these discontinued books of business is a block of policies acquired by NSIC from another carrier in 2000.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased 6.8% in the first six months of 2006 compared to the same period last year. Accident and health insurance premium revenue increased 1.79%. In total NSIC premium revenue is up 5.7% in the first six months of 2006 compared to the same period last year. A 13.4% increase in premium revenue from the independent agent distribution channel is the primary reason for the increase in first quarter premium revenue in this segment.

Premium revenue in the property/casualty insurance subsidiaries increased 7.05% in the six months ended June 30, 2006 compared to the same period last year. After several years of rapid growth from 2001 through 2004, premium revenue has slowed to a more modest pace. Property/casualty premium revenue in the dwelling fire and homeowners lines of business continued to grow at double digit paces for the quarter at 12.27% and 12.41% respectively. The gains in the dwelling lines of business were partially offset by declines in the automobile liability and physical damage lines of business. Increased price competition in the auto lines of business has depressed premium revenue. Reinsurance premium ceded increased moderately in the first six months of 2006 compared to the same period last year. An 18% increase in catastrophe reinsurance rates significantly increased catastrophe reinsurance ceded but this increase was partially offset by a decline in ceded reinsurance premium in the ocean marine line of business.

As mentioned in the overview of this discussion, we expect our premium revenue growth rate to remain at modest levels of growth over the next year. The personal lines property and casualty insurance business, in which 89% of total premium revenue is derived, has historically been cyclical in nature with periods of intense price competition among insurers followed by periods of increased pricing flexibility. Due to the increase in hurricane activity over the last year, we feel that we are entering a period of increased price flexibility in the coastal market that we serve. Unfortunately, due to regulatory hurdles in developing rates and submitting to various state regulatory agencies, we are unable to adjust the rates we charge as rapidly as reinsurance companies can adjust the rates we pay for catastrophe reinsurance. Because of the inherent lag time in getting rate adjustments submitted and approved, we will experience an increase in cost for reinsurance this year that we will be unable to fully recover through increased pricing of our insurance products.

Revenues from leasing operations:

Revenues from leasing operations are generated by the Company’s 50% owned subsidiary, Mobile Attic, Inc. Mobile Attic’s revenues are generated from the rental of portable storage containers for industrial and household consumers through its dealer network as well as the sale of franchises and storage units to franchisees through its wholly-owned subsidiary Mobile Attic Franchising Company. Mobile Attic retains ownership of rental storage containers rented through its dealer network. Mobile Attic sells storage containers to franchisee’s and collect rental royalty and marketing support fees from each franchisee.

For the six months ended June 30, 2006 total revenues from leasing operations were down 41.8% to $925,000 compared to $1,590,000 the same period last year. The primary factor leading to the decline in revenue is continued efforts to transition the business from the dealer network to independently owned franchise locations. This transition will serve a twofold purpose of reducing debt in Mobile Attic and transfer tax benefits and incentive to increase utilization rates of storage units to the franchisee. In early 2006, Mobile Attic sold approximately $2,000,000 in corporate owned portable storage units to franchisees. The proceeds of this sale was used to reduce Mobile Attic debt but also reduced direct revenue received by Mobile Attic leading to the decline in leasing revenue for the six months. Mobile Attic will collect a royalty fee for each unit rented by a franchisee but due to the relative immaturity of the franchise business model, it will take some time to build this revenue base.

Net investment income:

Net investment income declined 2.48% to $2,210,000 for the six month period ended June 30, 2006 compared to $2,265,000 for the same period last year. The slight decline in investment income is primarily due to a change in investment mix and short term lag times between the payments of catastrophe related claims by the company subsequent reimbursement by reinsurance companies.

Realized capital gains and losses:

Realized capital gains were down 20.1% for the quarter but are up 30.4% for the year to date. Capital gains are subject to significant variability from period to period due to the amount and timing of disposals of equity investments and overall stock market conditions.

Other income:

Other income decreased 15.7% compared to last year. Other income is primarily composed of insurance related fees. The decrease was primarily due to a decrease in fees associated with the automobile lines of business. The non-standard auto line of business in which the Company operates is subject to significant variability due to competitive market conditions. The Company has experienced a decline in non-standard automobile premium in the last six months leading to the decline in fee revenue associated with this line of business.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses increased $3,637,000 in the first six months of 2006 compared to the same period last year. As a percentage of premium revenue, policyholder benefits and settlement expenses were 69.2% for the six month period ended June 30, 2006 compared to 60.7% for the same period last year. As discussed in the overview at the opening of this management discussion and analysis, an increase in claims activity in the property and casualty subsidiaries was the primary factor contributing to this increase in benefits and settlement expenses.

Two primary factors contributed to the increase in policyholder benefits and settlement expenses:

1.

Fire related losses increased $1.1 million in the first quarter of 2006 compared to the same period last year. In the first quarter of 2006, NSFC experienced a significant increase in frequency of fire losses in the dwelling fire and homeowners lines of business. While frequency declined in the second quarter, fire claims continue to be up significantly compared to last year. Fire related losses were up 20% in the first quarter of 2006 and were up 8% in the second quarter of 2006 compared to the same periods last year.

2.

Wind, tornado and hail losses, primarily concentrated in Arkansas, Tennessee and Georgia is the primary contributor to the increase in claims for the first six months of 2006 compared to last year. Catastrophe related windstorm claims were up $1.2 million in 2006 compared to 2005. Two separate catastrophe events in early April in Arkansas and Tennessee were the primary contributors to the increase in catastrophe losses. Also, NSFC incurred an increase of $981,000 in hail storm related losses during the first six months of 2006. 70% of these hail storm claims were incurred in three separate events in one Georgia County in January and April of 2006.

Policy acquisition costs:

Policy acquisition costs are directly related to the production of earned premium and as a percentage of premiums earned, policy acquisition costs are down primarily due to a reduction in commission rates on an automobile program operated by a general agent in Alabama and Mississippi.

General insurance expenses:

General expenses as a percent of earned premium was up moderately for the quarter at 15.6% of earned premium compared to 15.3% of earned premium for the same period last year. There were no significant changes in the makeup of general expenses.

Taxes, licenses, and fees:

Taxes, licenses and fees are 3.0% of premium revenue in the first six months of 2006 compared to 4.4% in the first six months of last year, a decrease of $329,000. The most significant item contributing to this decrease was non-deductible fees incurred in the prior year associated with a periodic examination of insurance subsidiaries conducted by the Alabama Department of Insurance.

Interest Expense:

Interest expense increased $605,000 in the first six months of 2006 compared to last year due to increased interest cost associated with the issuance of $9.2 million in trust preferred securities. The issuance was completed in December of 2005. Mobile Attic also experienced an increase in interest cost due to rising interest rates of floating rate debt.

Summary:

The Company has net income for the first six months of 2006 of $829,000 compared to net income of $2,638,000 for the first six months of 2005. As discussed under the caption “Policyholder benefits and settlement expenses” earlier in this report, a significant increase in claims incurred in the property and casualty subsidiaries was the primary factor contributing to the decline in earnings.

Investments:

Investments at June 30, 2006 were up $346,000 compared to December 31, 2005. Reimbursements of amounts due to us under catastrophe reinsurance agreements produced additional funds for investment but were partially offset by increased claims payments during the first six months of 2006.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At June 30, 2006 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Income taxes:

Income taxes for the six month period ended June 30, 2006 was 26% of income before tax, down slightly compared to income taxes of 28% for the same period last year.

Liquidity and capital resources:

At June 30, 2006, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $42,177,000 down $1,379,000 compared to December 31, 2005. The decrease reflects a net income of $829,000, a decrease in accumulated unrealized investment gains of $1,123,000, and dividends paid of $1,085,000. The decline in unrealized capital gains is primarily due to market value related decline in debt securities available for sale. The rising short term interest rate environment over the last six months was the primary factor contributing to this decline.

The Company has $20.9 million in short and long term debt. The Company has $11.6 million in debt held by the holding company, National Security Group, Inc (NSG), with $2.3 million of this debt due in March of 2007. The Company intends to retire the $2.3 million in debt at maturity. The remaining $9.3 million in debt of NSG consists of trust preferred securities which were issued in December of 2005. These securities have a fixed interest rate of 8.83% until December of 2015 and a final maturity of December 15, 2035. The Company’s 50% owned subsidiary, Mobile Attic, Inc. holds debt of $9.4 million that is also set to mature in 2007. Mobile Attic intends to refinance this debt prior to maturity and management currently knows of no limitations in Mobile Attic’s ability to refinance this debt prior to maturity.

The Company had $139,000 in cash and cash equivalents at June 30, 2006. Net cash provided by operating activities totaled $2,169,000 in the first six months of 2006. Recoveries of amounts due under catastrophe reinsurance agreements of $3,857,000 was the primary factor contributing to the increase in cash provided by operating activities.

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

The Company experienced substantial losses during the 2005 hurricane season from hurricanes Dennis, Katrina and Rita. The Company maintained catastrophe reinsurance to cover such events. Management relies on hurricane models to establish coverage under catastrophe reinsurance agreements. Based on these models, the Company maintained coverage up to a $37.5 million loss from a single event during 2005. Models indicated that a loss of this magnitude had a 0.4% chance of occurrence in any given year. Losses to date from Katrina have used all but $1,353,000 of available reinsurance under the catastrophe reinsurance agreement with over $9,000,000 of covered losses coming in the form of Mississippi Windstorm Underwriting Association assessments. Management does not expect any significant additional rise in claims from Katrina but should losses exceed the remaining $1,353,000 in catastrophe coverage, we would incur additional losses to cover the losses in excess of $37.5 million.

The company has reinsurance to cover a catastrophe in 2006 up to $42.5 million subject to a $3 million deductible. This facility has not been utilized in the first six months of 2006.

Item 3. Market Risk Disclosures

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the six months ended June 30, 2006. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2005.

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

31.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended June 30, 2006

Date of Report	Date Filed	Description

April 20, 2006	April 20, 2006	Press release, dated April 20, 2006, issued by The National Security Group, Inc.

May 4, 2006	May 12, 2006	Notification of change in transfer agent effective May 4, 2006.

May 12, 2006	May 12, 2006	Press release, dated May 12, 2006, issued by The National Security Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.

/s/ William L. Brunson, Jr.	/s/ Brian R. McLeod
William L. Brunson, Jr.	Brian R. McLeod
Treasurer and Chief Financial Officer	Treasurer and Chief Financial Officer

Dated: August 11, 2006

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

Date: August 11, 2006

/s/William L. Brunson, Jr.
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

Date: August 11, 2006

/s/Brian R. McLeod, CPA
Brian R. McLeod, CPA Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 11, 2006
/s/ William L. Brunson, Jr.
Name:William L. Brunson, Jr. Title: Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2 Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 11. 2006
/s/ Brian R. McLeod, CPA
Name:Brian R. McLeod, CPA Title: Chief Financial Officer