Form 10-Q
period 2006-09-30
NATIONAL SECURITY GROUP INC
filed 2006-11-14
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2006	Commission File Number 0-18649

The National Security Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

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

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005

REVENUES
Net premiums earned	$15,297	$11,969	$44,543	$39,329
Net investment income	1,144	933	3,354	3,198
Net realized investment gains	770	1,394	1,919	2,275
Net revenues from leasing operations	406	700	1,331	2,290
Other Income	308	340	937	1,086

Total Revenues	17,925	15,336	52,084	48,178

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	9,026	15,161	29,272	31,770
Policy acquisition costs	2,980	2,310	8,523	7,875
General insurance expenses	1,968	1,559	6,531	5,282
Expenses from leasing operations	428	889	1,325	2,502
Insurance taxes, licenses and fees	556	650	1,624	1,857
Interest expense	462	169	1,340	632
Total Benefits and Expenses	15,420	20,738	48,615	49,918

Income (Loss) Before Income Taxes and Minority Interest	2,505	(5,402)	3,469	(1,740)

INCOME TAX BENEFIT
Current	822	(1,220)	1,293	(331)
Deferred	(76)	(208)	(296)	(242)
	746	(1,428)	997	(573)

Income (Loss) Before Minority Interest	$1,759	$(3,974)	$2,472	$(1,167)

Loss (Income) of Minority Interest	77	10	193	(91)

Net Income	$1,836	$(3,964)	$2,665	$(1,258)

	$0.74	$(1.61)	$1.08	$(0.51)

DIVIDENDS DECLARED PER SHARE	$0.220	$0.215	$0.660	$0.645

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Dollars in thousands)
	As of September 30,	As of December 31,
ASSETS	2006	2005
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2006 - $17,835;
2005 - $18,204)	$18,476	$18,831
Fixed maturities available-for-sale, at estimated fair value (cost: 2006 - $57,755;
2005- $56,704)	56,892	56,124
Equity securities available-for-sale, at estimated fair value (cost: 2006 - $7,965;
2005 - $6,374)	16,427	15,169
Receivable for securities	398	677
Mortgage loans on real estate, at cost	435	387
Investment real estate, at book value (accumulated depreciation: 2006 - $18; 2005 - $18)	4,262	3,842
Policy loans	841	793
Other invested assets	2,434	2,605
Short-term investments	3,186	699

Total Investments	102,953	99,127

Cash	377	2,350
Accrued investment income	815	701
Receivable from agents, less allowance for credit losses (2006 - $121; 2005 - $110)	3,139
Accounts receivable, less allowance for credit losses (2006 - $48; 2005 - $48)	206	2,848
Inventory	2,333	1,238
Reinsurance recoverable	2,342	10,193
Deferred policy acquisition costs	7,664	6,567
Property and equipment, net	11,536	12,393
Other assets	998	1,146
Net Income	$132,761	$139,226
LIABILITIES AND SHAREHOLDERS' EQUITY

Property and casualty benefit and loss reserves	$12,186	$19,511
Accident and health benefit and loss reserves	859	575
Life and annuity benefit and loss reserves	25,422	24,552
Unearned premiums	18,378	15,791
Policy and contract claims	437	351
Other policyholder funds	1,217	1,309
Short-term debt	11,647	-
Long-term debt	9,279	22,906
Other liabilities	6,473	7,284
Deferred income tax	1,959	2,502
Total Liabilities	87,857	94,781

Contingencies	-	-

Minority interest	696	889

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	5,475
Retained earnings	31,315	30,278
Total Shareholders' Equity	44,208	43,556
Total Liabilities and Shareholders’ Equity	$132,761	$139,226

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated
			Other
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2004	$46,676	$30,854	$8,404	$2,467	$4,951

Comprehensive income
Net Income for 2005	1,558	1,558
Other comprehensive income (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $2,504	(2,544)		(2,544)

Total Comprehensive Loss	(986)

Cash dividends	(2,134)	(2,134)

Balance at December 31, 2005	$43,556	$30,278	$5,860	$2,467	$4,951

Comprehensive Income
Net income nine months ended 9/30/2006	2,665	2,665
Other comprehensive income (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $1,284	(385)		(385)

Total Comprehensive Income	2,280

Cash dividends	(1,628)	(1,628)

Balance at September 30, 2006 (Unaudited)	$44,208	$31,315	$5,475	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months
	Ended September 30,
	2006	2005

Cash Flows from Operating Activities
Income from continuing operations	$2,665	$(1,258)
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Change in accrued investment income	(114)	(7)
Change in reinsurance receivables	7,851	(10,383)
Change in deferred policy acquisition costs	(1,097)	(717)
Change in income tax payable	260	(1,140)
Change in deferred income tax expense	(296)	(242)
Depreciation expense	547	465
Change in policy liabilities and claims	(3,498)	19,160
Other, net	440	(1,339)
Net cash provided by operating activities	6,360	4,539

Cash Flows from Investing Activities
Cost of investments acquired	(13,798)	(19,128)
Sale and maturity of investments	8,451	17,564
Sale (purchase) of property and equipment	316	(568)

Net cash (used in) investing activities	(4,633)	(2,132)

Cash Flows from Financing Activities
Change in other policyholder funds	(92)	(16)
Change in notes payable	(1,980)	777
Dividends paid	(1,628)	(1,591)
Net cash (used in) financing activities	(3,700)	(830)

Net change in cash and cash equivalents	(1,973)	1,577

Cash and cash equivalents, beginning of period	2,350	360

Cash and cash equivalents, end of period	$377	$1,937

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial statements include all adjustments necessary, in the opinion of management, for fair statement of financial position, results of operations and cash flows for the periods reported. These adjustments are all normal recurring adjustments. A summary of the more significant accounting policies are set forth in the notes to the audited consolidated financial statements for the year ended December 31, 2005. The results of operations for the nine-month and three-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments thereto are available on our website at www.nationalsecuritygroup.com by clicking on the “Investors” tab. Also available under the “Investors” tab on the website are the Company’s Code of Ethics which can be accessed under “Corporate Governance” and Section 16 filings which can be accessed under such title.

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

Note 2 – Reinsurance

National Security Fire and Casualty Company ("NSFC"), Omega One Insurance Company (“OMEGA”), and National Security Insurance Company ("NSIC") wholly owned subsidiaries of the Company, reinsure certain portions of insurance risk, which exceed various retention limits. NSFC, OMEGA, and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations.

Note 3 – Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending September 30, 2006 was 2,466,600 and for the period ending September 30, 2005 was 2,466,600.

Note 4 – Changes in Shareholders’ Equity

During the nine months ended September 30, 2006 and 2005, there were no changes in shareholders' equity except for net income (loss) of $2,665,000 and $(1,258,000) respectively; dividends paid of $1,628,000 and $1,591,000 respectively; and reductions of accumulated other comprehensive income (loss), net of applicable taxes, of $(2,280,000) and $(1,962,000) respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 5 - Deferred Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

(in thousands)

	September 30,	January 1,
	2006	2006
General insurance expenses	690	1,233
Unearned premiums	1,250	1,061
Claims liabilities	245	255
Policy liabilities	7	70
Deferred tax assets	2,192	2,619

Depreciation	(367)	(534)
Deferred policy acquisition costs	(1,675)	(2,233)
Unrealized gains on securities available-for-sale	(2,108)	(2,354)
Deferred tax liabilities	(4,150)	(5,121)
Net deferred tax liability	(1,958)	(2,502)

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Note 6 – Contingencies

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

The class, as preliminarily certified, would not permit any class members to opt out of the settlement and preliminarily enjoins all similar litigation against the Company’s subsidiary.  In the settlement, the Company’s subsidiary denied all claims and allegations made in the lawsuit. Following a fairness hearing held on August 22, 2006, the Court, in an order dated August 30, 2006, granted final approval to the proposed settlement.  The effective date of the settlement was

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

September 30, 2006, with a scheduled implementation date of December 29, 2006.

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

Note 7 – Debt

Long-term debt consisted of the following as of September 30, 2006 and December 31, 2005:

	(Dollars in thousands)
	2006	2005

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. Unsecured	9,279	9,279

Note payable to bank with an interest rate based on LIBOR (8.08% at September 30, 2006) dated March, 2002; maturity March, 2007. Payments of $112,953 due quarterly with balloon payment at maturity. Unsecured	2,238	2,439

Note payable to bank with an interest rate based on prime minus 25 basis points (8.00% at September 30, 2006) dated June, 2004; maturity June, 2007. Interest payments due quarterly. Secured by Mobile Attic leasing equipment.	9,409	11,188
	20,926	22,906

Less current portion of long-term debt	(11,647)	-
Long-term debt	9,279	22,906

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Barfield, Murphy, Shank & Smith, P.C.

Birmingham, Alabama

November 10, 2006

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of September 30, 2006, compared with December 31, 2005 and its results of operations and cash flows for the nine month period ending September 30, 2006, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

OVERVIEW

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. The Company operates in eleven states with over 60% of total premium revenue generated in the states of Alabama and Mississippi. Over 70% of total premium revenue is generated from dwelling property (fire and extended coverage), homeowners and mobile homeowners lines of business. Property and casualty insurance is the most significant segment accounting for 88.8% of total insurance premium revenue in the third quarter of 2005.

After record hurricane losses in the third quarter of each of the previous two years, 2006 results for the third quarter were not adversely impacted by any hurricane losses, providing a much needed boost to net income. The lack of hurricane activity propelled us to our first profitable third quarter since 2003. Net income for the three months ended September 30, 2006 was $1,836,000, a significant improvement compared to a loss of $3,964,000 for the same period last year. Of course, Hurricanes Katrina and Rita were the factors contributing to the dismal performance in the third quarter of 2005. Year to date earnings now stand at $2,665,000 compared to a loss of $1,258,000 for the nine month period last year. Third quarter hurricane losses in 2005 totaled $6,099,000 net of reinsurance recoveries and net of tax.

Premium revenue for the three months ended September 30, 2006 totaled $15,297,000, an increase of 27.8% over the same period last year which totaled $11,969,000. For the year to date, 2006 premium revenue was up 13.3%. A growth in property and casualty premium revenue of 14.19% coupled with growth in the life, accident and health insurance segment of 6.4% were the drivers of growth.

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

The following table sets forth premium revenue by major line of business for the nine months ended September 30, 2006 compared to the same period last year:

	Nine months ended September 30,
	2006	2005

Life, accident and health operations:
Traditional life insurance	$3,872,400	$3,613,312
Accident and health insurance	1,107,801	1,067,124
Other	-	-
Total life, accident and health	4,980,200	4,680,436

Property and Casualty operations:
Dwelling fire & extended coverage	19,099,926	17,099,711
Homeowners (Including mobile homeowners)	17,234,798	14,762,654
Ocean marine	1,249,206	1,298,552
Other liability	1,176,698	850,975
Private passenger auto liability	1,818,496	2,558,554
Commercial auto liability	772,675	882,036
Auto physical damage	1,369,384	2,055,661
Reinsurance premium ceded	(3,158,087)	(4,860,105)
Total property and casualty	39,563,095	34,648,039

Total earned premium revenue	$44,543,296	$39,328,474

Premium revenue in the life insurance subsidiary, NSIC accounts for 11.2% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products: employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Revenue from business in-force serviced by home service agents accounts for 42% of total NSIC premium revenue. This has been the primary method of product distribution for NSIC since it’s founding in 1947. Changing demographics has necessitated a need to diversify to alternative means of distribution. In an effort to increase production of new business and penetrate markets in states outside of Alabama, NSIC began appointing independent agents in 1998. Independent agents now account for over 90% of all new business production in NSIC. Revenue from business in-force serviced by independent agents accounts for 50% of total NSIC premium revenue. In addition to the two primary methods of product distribution, approximately 8% of premium revenue is generated from the servicing of discontinued books of business and inactive programs. The most significant of these discontinued books of business is a block of policies acquired by NSIC from another carrier in 2000.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased 7.17% for the nine-month period ending September 30, 2006 compared to the same period last year. Accident and health insurance premium revenue increased 3.81%. In total NSIC premium revenue is up for the year to date in 2006 compared to the same period last year, driven primarily by sales of new products through the independent agent sales force.

The biggest challenge for NSIC in maintaining higher levels of premium growth remains the ability to retain in force business once it is issued, referred to in the industry as persistency. NSIC primarily serves the lower and middle income markets with lower face value life insurance products (typically $50,000 and below) and supplemental accident and health insurance products. While we believe our customers typically view our products as an important part of their financial plan, our products are also viewed by many lower to middle income households as discretionary in nature and are subject to being cancelled for non-payment of premium in the event of a decline in household income due to job loss or other economic factors. NSIC typically loses as much as 40% of new business produced in a year due to non-payment of premium. Over the past two years, our marketing department has been working to penetrate the worksite market of stable industries in our areas of distribution. Worksite marketing typically involves the sale of products at the customer’s place of employment. Payment of premium is typically facilitated through payroll deduction with the employer. We believe that penetrating this market and method of product distribution will improve our persistency as it continues to develop. Premium produced through worksite marketing currently accounts for just over 10% of premium revenue but has been among the fastest growing methods of distribution for NSIC.

Premium revenue in the property/casualty insurance subsidiaries increased 14.19% for the nine months ended September 30, 2006 compared to the same period last year. After several years of rapid growth from 2001 through 2004, premium revenue has slowed to a more modest pace. Property/casualty premium revenue in the dwelling fire and homeowners (including mobile homes) lines of business continued to grow at double digit paces for the quarter at 11.7% and 16.75% respectively. The gains in the dwelling lines of business were partially offset by declines in the automobile liability and physical damage lines of business. Increased price competition in the non-standard auto lines of business in which the Company operates has depressed automobile premium revenue. Reinsurance premium ceded decreased 35.02% for the nine months ended September 30, 2006 compared to the same period last year due to the lack of additional reinstatement premium payments in 2006. Under the Company’s reinsurance contract, whenever a catastrophic event occurs, the Company pays a pro-rata reinstatement premium to reinsurance companies to reinstate layers used in one event to cover a second event. Last year, the property and casualty insurance subsidiaries incurred losses from Hurricane Katrina which triggered a reinstatement premium payment and increased the amount of reinsurance premium ceded.

In order to offset the losses from catastrophic events of the last two years and corresponding increase in the cost of reinsurance, we have found it necessary to increase rates in many of the markets we serve, especially in the Gulf Coast regions of Alabama, Mississippi and Louisiana. Our reinsurance cost increased over 18% in 2006 effective January 1. Unfortunately, we are unable to adjust our rates as rapidly as the reinsurance markets due to the regulatory approvals necessary to implement rate increases and consequently our profit margins decline during this lag time. We also increased our catastrophe deductible by 50% from $2,000,000 to $3,000,000 in order to keep our catastrophe reinsurance rate increase to just 18%. The increased risk we assume along with the increased cost of reinsurance has necessitated numerous adjustments to the rates we charge our customers. We have adjusted or have rate approvals pending in Mississippi and Alabama on our predominant programs, dwelling fire, homeowners and mobile homeowners. Also, in order to mitigate risk in coastal areas, we have found it necessary to increase deductibles. Our standard deductible on virtually all of our coastal exposures have increased to a minimum of $500.

Revenues from leasing operations:

Revenues from leasing operations are generated by the Company’s 50% owned subsidiary, Mobile Attic, Inc. As discussed in the notes to the financial statements, Mobile Attic was previously accounted for using the equity method. Mobile Attic’s revenues are generated from the rental of portable storage containers for industrial and household consumers through its dealer network as well as the sale of franchises and units to franchisees through its wholly-owned subsidiary Mobile Attic Franchising Company. For the period ended September 30, 2006 total revenues from leasing operations were down significantly to $1,331,000 compared to $2,290,000 the same period last year. There are two primary factors leading to the decline in revenue. First is a continued effort to transition the business from the dealer network to independently owned franchise locations. This transition will serve a twofold purpose of reducing debt in Mobile Attic and transfer tax benefits and incentive to increase utilization rates of storage units to the franchisee. In early 2006, Mobile Attic sold approximately $2,000,000 in corporate owned portable storage units to franchisees. The proceeds of this sale was used to reduce Mobile Attic debt but also reduced direct revenue received by Mobile Attic leading to the decline in leasing revenue for the nine months. Mobile Attic will collect a royalty fee for each unit rented by a franchisee but due to the relative immaturity of the franchise business model, it will take some time to build this revenue base. The second major factor contributing to the decline in leasing revenue is a decline in the number of rental containers utilized by a significant retail customer. While it is expected that idle rental units will be redeployed over the next year, the decline in rentals from this customer has caused a temporary decline in rental revenue in the third quarter and this decline is expected to continue into the fourth quarter of 2006.

	Nine months ended September 30,		Percent
	2006	2005	increase (decrease)

Rental Revenue	$895,853	$1,727,000	-48.13%
Franchise Fees	245,000	480,000	-48.96%
Container Sales	189,792	83,000	128.67%

Total	$1,330,646	$2,290,000	-41.89%

Net investment income:

Net investment income is up $156,000 or 4.9% for the year to date compared to last year. Increased short term interest rates along with a 4.1% increase in invested assets during the first nine months of 2006 are the primary factors contributing to the increase in net investment income.

Realized capital gains and losses:

Realized capital gains were $1,919,000 for the nine-month period ending September 30, 2006, down 624,000 from the same period in 2005. Realized gains are generated primarily from the sale of equity portfolio investments of the insurance subsidiaries. An investment committee composed of senior company management manages these investments. We will sell or decrease positions in certain investment holdings only as market conditions warrant which can lead to significant fluctuations in realized capital gains from quarter to quarter and year to year. The higher capital gains generated last year were primarily due to sales of equity investments in the wake of the unprecedented hurricane activity to increase liquidity in order to pay claims.

Other income:

Other income decreased $32,000 compared to last year. Other income is primarily composed of insurance related fees tied to the non-standard auto line of business. The decrease in fees is primarily attributable to the decline in non-standard auto premium production.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses (claims) is significantly improved compared to the three month and nine month periods ended September 30 of last year. For the three month period ended September 30, 2006, claims were $9,026,000, or 59% of premium revenue, a significant turnaround compared to the same period last year when claims totaled 127% of premium revenue. For the nine month period ended September 30, 2006, claims totaled 29,272,000 or 65.7% of premium revenue, compared to $31,770,000 last year which totaled 80.8% of premium revenue. As discussed earlier, Hurricane Katrina and Hurricane Rita made a major adverse impact on the amount of incurred claims last year. In contrast, the third quarter of 2006 was free of any catastrophe related losses. For the year to date in 2006, the property and casualty subsidiaries have only incurred just over $1,000,000 in catastrophe losses due to March and April tornado activity primarily in Arkansas and Tennessee. The catastrophe losses incurred in 2006, while not insignificant, were only a small fraction of the over $40,000,000 in gross losses (prior to reinsurance) incurred during the 2005 hurricane season (based on development through the third quarter of 2006).

Policy acquisition costs:

Policy acquisition costs were 19.13% of premium earned for the nine months ended September 30, 2006, down slightly for the 20.02% of earned premium in the first nine months of last year. The discontinuation of a higher commission rate general agent automobile program is the primary factor contributing to the decline in policy acquisition costs. For the quarter policy acquisition costs were 19.48% of earned premium compared to 19.29% for the same period last year. Last year’s third quarter hurricane losses reduced the accrual estimate for agent bonus commissions which the primary factor contributing to a decline in policy acquisition costs for the quarter. Policy acquisition costs consist primarily of commissions to agents for the sale of insurance products and typically increase or decrease in relation to the direction of premium revenue.

General insurance expenses:

General expenses were 14.6% of premium revenue in the first nine months of 2006 compared to 13.4% for the same period last year. No one major item contributed to the increase but increased postage cost due to the increased production of new business and increased actuarial cost associated with preparing rate increases due to increased reinsurance rates are two of the more notable contributors to increased general insurance expenses.

Taxes, licenses, and fees:

Taxes, licenses and fees were 3.64% of premium revenue for the nine month period ended September 30, 2006 versus 4.72% for the same period in 2005. Increased cost associated with a periodic Alabama Department of Insurance examination was the primary factor contributing to the increase in taxes, licenses and fees in 2005.

Summary:

The Company has a year to date net income of $2,665,000 versus a net loss of $1,258,000 for the same period last year.

The non-existence of the adverse impact of hurricane losses in 2006 is the primary factor contributing to the increase in net income. The total cost, net of reinsurance recoveries, for all three hurricanes in 2005 totaled $6,099,000 net of tax and reduced earnings for the quarter and year to date by $2.47 per share. Hurricane Dennis did not exceed the catastrophe reinsurance deductible so the net loss from Dennis was $620,000 before tax and $409,000 net of tax. Hurricane Katrina losses net of reinsurance and including catastrophe reinstatement premiums totaled $6,411,000 before tax and $4,231,000 net of tax. Hurricane Rita losses net of reinsurance and including catastrophe reinstatement premiums totaled $2,211,000 before tax and $1,459,000 net of tax.

Investments:

Invested assets at September 30, 2006 increased $3,826,000 compared to December 31, 2005. Improved profitability along with increased cash available for investment due to collection of amounts due from reinsurance companies under last year’s catastrophe reinsurance contract are the primary factors contributing to the increase in invested assets.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At September 30, 2006 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Income taxes:

The effective tax rate in the nine months ending September 30, 2006 was 28.7%. The life insurance subsidiary typically has a lower tax rate than the property/casualty subsidiaries. Generally the property/casualty subsidiaries pay a higher effective tax rate due to several factors, including, but not limited to, a tax on 20% of unearned premiums, the discounting of loss reserves for federal income tax purposes, and tax on a portion of income from otherwise “tax-free” bonds. A higher percentage of earnings from property/casualty operations compared to life insurance operations generally lead to a higher effective tax rate.

Liquidity and capital resources:

At September 30, 2006, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $44,208,000 up $652,000 compared to December 31, 2005. The increase reflects current net income of $2,665,000, a decline in accumulated other comprehensive income (primarily unrealized investment gains) of $385,000, and dividends paid of $1,628,000.

The Company has $11.647 million in debt outstanding including notes from local banks of $9.3 million owed by a 50% owned subsidiary, Mobile Attic. Including the $9.3 million owed by Mobile Attic, management expects to refinance all current short term debt of $11.647 million before maturity in the first quarter of 2007.

The company occasionally undertakes short term borrowings through revolving lines of credit to provide more cash flow flexibility while paying claims associated with catastrophic events. NSFC has in place a $2 million revolving line of credit with a local bank. This line of credit will primarily be utilized to compensate for timing differences between our payment of claims to policyholders and the eventual reimbursement of the reinsured portions of claims under our catastrophe reinsurance agreement. The Company has no balance outstanding on this revolving line of credit.

The Company had $3,563,000 in cash and short term investments at September 30, 2006. Net cash provided by operating activities totaled $6,395,000 for the nine months ended September 30, 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the nine months ended September 30, 2006. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2005.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Note 7to the financial statements.

Item 1A.Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A of the
Company’s annual report for 2005 Form 10-K.

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
Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended September 30, 2006

Date of Report	Date Filed	Description

July 25, 2006	July 25, 2006	Press release, dated July 25, 2006 issued by The National Security Group, Inc.
August 11, 2006	August 11, 2006	Press release, dated August 11, 2006, issued by The National Security Group, Inc.
August 31, 2006	September 1, 2006	Press release, dated August 31, 2006, issued by The National Security Group, Inc.

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

Dated: November 14, 2006

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

Date: November 14, 2006

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

Date: November 14, 2006

/s/ Brian R. McLeod, CPA

Brian R. McLeod, CPA Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2006	/s/ William L. Brunson, Jr.

Name: William L. Brunson, Jr. Title: Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2 Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2006	/ s/ Brian R. McLeod, CPA

Name: Brian R. McLeod, CPA Title: Chief Financial Officer