Form 10-Q/A
period 2006-09-30
NATIONAL SECURITY GROUP INC
filed 2006-12-11
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

fThis Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2006 is being filed solely for the purpose of correcting typographical errors in subtotals on the Consolidated Balance Sheet and Consolidated Statement of Cash Flows. The Quarterly Report was filed with the Securities and Exchange Commission on November 14, 2006 by Registrant. Except as described above, no other changes have been made to the Quarterly Report. This Amendment No. 1 to the Quarterly Report continues to speak as of the date of the Quarterly Report, and Registrant has not updated the disclosures contained in this Amendment No. 1 to the Quarterly Report to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report. The filing of this Amendment No. 1 to the Quarterly Report is not a representation that any statements contained in items of the Quarterly Report other than that information being amended hereby are true or complete as of any date subsequent to the date of the Quarterly Report.

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

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Dollars in thousands)
	As of September 30,	As of December 31,
ASSETS	2006	2005
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2006 - $17,835;
2005 - $18,204)	$18,476	$18,831
Fixed maturities available-for-sale, at estimated fair value (cost: 2006 - $57,755;
2005- $56,704)	56,892	56,124
Equity securities available-for-sale, at estimated fair value (cost: 2006 - $7,965;
2005 - $6,374)	16,427	15,169
Receivable for securities	398	677
Mortgage loans on real estate, at cost	435	387
Investment real estate, at book value (accumulated depreciation: 2006 - $18; 2005 - $18)	4,262	3,842
Policy loans	841	793
Other invested assets	2,434	2,605
Short-term investments	3,186	699

Total Investments	103,351	99,127

Cash	377	2,350
Accrued investment income	815	701
Receivable from agents, less allowance for credit losses (2006 - $121; 2005 - $110)	3,139
Accounts receivable, less allowance for credit losses (2006 - $48; 2005 - $48)	206	2,848
Inventory	2,333	1,238
Reinsurance recoverable	2,342	10,193
Deferred policy acquisition costs	7,664	6,567
Property and equipment, net	11,536	12,393
Other assets	998	1,146
Net Income	$132,761	$139,226
LIABILITIES AND SHAREHOLDERS' EQUITY

Property and casualty benefit and loss reserves	$12,186	$19,511
Accident and health benefit and loss reserves	859	575
Life and annuity benefit and loss reserves	25,422	24,552
Unearned premiums	18,378	15,791
Policy and contract claims	437	351
Other policyholder funds	1,217	1,309
Short-term debt	11,647	-
Long-term debt	9,279	22,906
Other liabilities	6,473	7,284
Deferred income tax	1,959	2,502
Total Liabilities	87,857	94,781

Contingencies	-	-

Minority interest	696	889

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	5,475
Retained earnings	31,315	30,278
Total Shareholders' Equity	44,208	43,556
Total Liabilities and Shareholders’ Equity	$132,761	$139,226

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

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months
	Ended September 30,
	2006	2005

Cash Flows from Operating Activities
Income from continuing operations	$2,665	$(1,258)
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Change in accrued investment income	(114)	(7)
Change in reinsurance receivables	7,851	(10,383)
Change in deferred policy acquisition costs	(1,097)	(717)
Change in income tax payable	260	(1,140)
Change in deferred income tax expense	(296)	(242)
Depreciation expense	547	465
Change in policy liabilities and claims	(3,498)	19,160
Other, net	440	(1,339)
Net cash provided by operating activities	6,758	4,539

Cash Flows from Investing Activities
Cost of investments acquired	(13,798)	(19,128)
Sale and maturity of investments	8,451	17,564
Sale (purchase) of property and equipment	316	(568)

Net cash (used in) investing activities	(5,031)	(2,132)

Cash Flows from Financing Activities
Change in other policyholder funds	(92)	(16)
Change in notes payable	(1,980)	777
Dividends paid	(1,628)	(1,591)
Net cash (used in) financing activities	(3,700)	(830)

Net change in cash and cash equivalents	(1,973)	1,577

Cash and cash equivalents, beginning of period	2,350	360

Cash and cash equivalents, end of period	$377	$1,937

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

Dated: December 11, 2006

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

Date: December 11, 2006

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

Date: December 11, 2006

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

Date: December 11, 2006	/s/ William L. Brunson, Jr.

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

Date: December 11, 2006	/ s/ Brian R. McLeod, CPA

Name: Brian R. McLeod, CPA Title: Chief Financial Officer