Form 10-K
period 2006-12-31
NATIONAL SECURITY GROUP INC
filed 2007-03-30
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2006	Commission File Number 0-18649

The National Security Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

Registrant’s Telephone Number including Area Code (334) 897-2273

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $1.00 per shareThe NASDAQ Global Market (EXCHANGE)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐  Accelerated filer  ☐   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 2007, (based upon the bid price of these shares on NASDAQ on such date) was $24,109,315.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding December 31, 2006
Common Stock, $1.00 par value	2,466,600 shares

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 4, 2007 are incorporated by reference into Part III of this Form 10-K Report.

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

•      The Company is subject to regulation by state governments for each of the states in which it conducts business. The Company cannot predict the subject of any future regulatory initiative(s) or its (their) impact on the Company’s business.

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

•      The Company mitigates risk associated with life policies through implementing effective underwriting and reinsurance strategies. These factors mitigate, not eliminate, risk related to mortality and morbidity exposure. The Company has established reserves for claims and future policy benefits based on amounts determined by independent actuaries. There is no assurance that these estimated reserves will prove to be sufficient or that the Company will not incur claims exceeding reserves, which could result in operating losses.

•      The Company mitigates risk associated with property and casualty policies through implementing effective underwriting and reinsurance strategies. The Company obtains reinsurance which increases underwriting capacity and limits the risk associated with policy claims. The Company is subject to credit risk with regard to reinsurers as reinsurance does not alleviate the Company’s liability to its insureds for the ceded risks. The Company utilizes a third party to develop a reinsurance treaty with reinsurers who are reliable and financially stable. However, there is no guarantee that booked reinsurance recoverables will actually be recovered. A reinsurer’s insolvency or inability to make payments due could have a material adverse impact on the financial condition of the Company.

•      The Company’s ability to continue to pay dividends to shareholders is contingent upon profitability and capital adequacy of the insurance subsidiaries. The insurance subsidiaries operate under regulatory restrictions that could limit the ability to fund future dividend payments of the Company. An adverse event or series of events could materially impact the ability of the insurance subsidiaries to fund future dividends and consequently the Board of Directors would have to suspend the declaration of dividends to shareholders.

PART I

Item 1. Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company, we, us, our), an insurance holding company, was incorporated in Delaware on March 20, 1990. The Company, through its property and casualty subsidiaries, primarily writes personal lines coverage including dwelling fire and windstorm, homeowners, mobile homeowners, and personal non-standard automobile lines of insurance in eleven states. The Company, through its life insurance subsidiary, offers a basic line of life and health and accident insurance products in six states. Property-casualty insurance is the most significant segment accounting for 89% of total premium revenues.

The Company’s common stock is traded on the NASDAQ Global Market under the symbol NSEC.

Industry Segment and Geographical Area Information

Property and Casualty Insurance Segment

The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. This segment will be referred to throughout this report as NSFC, property-casualty segment or P&C segment. NSFC is licensed to write insurance in the states of Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia, and operates on a surplus lines basis in the states of Louisiana, Missouri, and Texas. Omega is licensed to write insurance in Alabama and Louisiana. The following table indicates allocation percentages of direct written premium by state for the three years ended December 31, 2006, 2005 and 2004:

State	Percent of direct written premium
	2006	2005	2004
Alabama	35.43%	35.46%	39.62%
Arkansas	8.79%	9.74%	8.25%
Georgia	6.02%	6.42%	6.42%
Louisiana	10.20%	5.29%	7.48%
Mississippi	17.01%	21.38%	20.23%
South Carolina	8.32%	8.68%	7.88%
Florida	0.23%	0.34%	0.43%
Missouri	1.67%	2.20%	1.64%
Oklahoma	4.20%	4.15%	2.77%
Tennessee	6.66%	4.98%	3.71%
Texas	1.47%	1.36%	1.57%
	100.00%	100.00%	100.00%

In general, the property-casualty insurance business involves the transfer by the insured, to an insurance company of all or a portion of certain risks for the payment, by the insured, of a premium to the insurance company. A portion of such risks is often retained by the insured in the form of deductibles, which vary from policy to policy, but are typically in the range of $500 to $1,000 on NSFC and Omega’s primary dwelling and automobile lines of business.

The premiums or payments to be made by the insured for direct products of the property and casualty subsidiaries are based upon expected costs of providing benefits, writing and administering the policies. In determining the premium to be charged, the property and casualty subsidiaries utilize data from past claims experience and anticipated claims estimates along with commissions and general expenses.

The operating results of the property-casualty insurance industry are subject to significant fluctuations from quarter to quarter and from year to year due to the effect of competition on pricing, the frequency and severity of losses incurred in connection with weather-related and other catastrophic events, general economic conditions and other factors such as changes in tax laws and the regulatory environment.

The following table sets forth the premiums earned and pre-tax income during the periods reported for the property and casualty insurance segment:

	Year Ended December 31
	(Amounts In Thousands)
	2006	2005	2004
Net premiums earned:
Fire, Allied lines and Homeowners	$44,871	$38,671	$37,642
Automobile	6,327	6,990	7,468
Other	1,126	1,668	1,702
	$52,324	$47,329	$46,812

Income before taxes	$9,282	$2,698	$4,224

Property and Casualty Loss Reserves

Our property and casualty insurance subsidiaries are required to maintain reserves to cover their ultimate liability for losses and adjustment expenses. The reserves are based on an estimate made by management. Our staff periodically conducts reviews throughout the year of projected loss development information in order to adjust estimates. The liability for loss and adjustment expense reserves consists of an estimated liability for the ultimate settlement of claims that have been reported as well as an estimate of loss and adjustment expenses for incurred claims that have not yet been reported (IBNR). IBNR estimates are based primarily on historical development patterns using quantitative data generated from statistical information and qualitative analysis of legal developments, economic conditions and development caused by events deemed to be infrequent in occurrence.

In addition to loss and loss adjustment expense reserves for specific claims, both reported and unreported, we establish reserves for loss adjustment expenses that are not attributable to specific claims. These reserves consist of estimates for Defense and Cost Containment (DCC) and Adjusting and Other Expenses (AO). These reserves are established for the estimated expenses of internal claims staff and the cost of outside experts, such as attorneys representing our interest, in the final settlement of incurred claims that are still in process of settlement.

We engage an independent actuary to issue an opinion as to the adequacy of reserves that are estimated by management. These opinions are filed with the various insurance regulatory jurisdictions in which we are licensed. In addition to the annual review, our independent actuary conducts an interim review during the year in order to insure that no significant changes have occurred in our loss development that might adversely impact our loss reserving methodology.

The following Loss Reserve Re-estimates table illustrates the change over time of the net reserves established for property-liability insurance claims and claims expense at the end of the last 10 calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows retroactive re-estimates of the original recorded reserve as of the end of each successive year. These re-estimates are the result of the Company’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The third section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that year’s reserve liability. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether the original reserve was adequate to cover the estimated costs of unsettled claims. The Loss Reserve Re-estimates table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2006 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot assert that current year reserve balances will prove to be adequate. Due to the short tail nature of the property and casualty subsidiaries claim liabilities, the Company does not discount loss reserves for the time value of money. Dollar amounts are in thousands.

		1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Gross unpaid losses per
Consolidated Balance Sheet		$19,088	$21,869	$21,528	$18,463	$15,409	$11,489	$11,513	$11,343	$13,094	$19,511	$12,498
Ceded reserves		(9,967)	(7,148)	(5,889)	(3,899)	(3,092)	(2,396)	(1,555)	(1,232)	(2,611)	(8,560)	(1,783)
Net unpaid losses		$9,121	$14,721	$15,639	$14,564	$12,317	$9,093	$9,958	$10,111	$10,483	$10,951	$10,715

Liability re-estimated:	1 year later	11,091	14,158	14,637	11,067	8,847	6,805	7,334	9,186	9,042	10,422
	2 years later	10,691	14,570	12,067	9,261	7,863	6,017	7,165	8,607	9,118
	3 years later	10,940	13,161	11,350	8,931	7,460	5,856	6,906	8,098
	4 years later	10,295	12,936	11,496	8,556	7,236	5,699	6,509
	5 years later	10,310	13,271	11,121	8,422	7,240	5,436
	6 years later	10,862	13,034	11,087	8,519	6,995
	7 years later	10,724	13,104	11,202	8,264
	8 years later	10,785	13,193	10,968
	9 years later	10,930	13,005
	10 years later	10,732

Net deficiency (redundancy)		$1,611	$(1,716)	$(4,671)	$(6,300)	$(5,322)	$(3,657)	$(3,449)	$(2,013)	$(1,365)	$(529)

Cumulative payments:	1 year later	5,227	7,176	5,997	4,423	3,907	3,362	4,342	5,567	5,584	5,962
	2 years later	7,660	9,961	8,079	5,758	5,643	4,416	5,520	6,765	7,006
	3 years later	8,848	10,887	8,997	7,266	6,359	5,076	5,865	7,038
	4 years later	9,117	11,566	10,371	7,744	6,737	5,221	5,945
	5 years later	9,479	12,522	10,557	8,039	6,837	5,106
	6 years later	10,367	12,657	10,779	8,139	6,731
	7 years later	10,473	12,892	10,874	8,028
	8 years later	10,631	12,972	10,763
	9 years later	10,712	12,860
	10 years later	10,601

Net deficiency (redundancy) above		$1,611	$(1,716)	$(4,671)	$(6,300)	$(5,322)	$(3,657)	$(3,449)	$(2,013)	$(1,365)	$(529)

Life Insurance Segment

National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947, conducts the Company’s life insurance business. This segment will be referred to throughout this report as NSIC, Life Company, or Life segment. NSIC is licensed to write insurance in six states: Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas. The following table indicates NSIC’s percentage of direct premiums collected by state for the three years ended December 31, 2006, 2005 and 2004.

State	Percentage of Total Direct Premiums
	2006	2005	2004
Alabama	58.86%	60.62%	65.23%
Georgia	21.05%	20.55%	18.80%
Mississippi	9.89%	9.82%	8.76%
South Carolina	5.37%	4.17%	3.18%
Florida	2.02%	2.35%	2.17%
Texas	2.81%	2.49%	1.86%

NSIC has two primary methods of distribution of insurance products, home service agents and independent agents. The home service distribution method of life insurance products accounts for 41.5% of total premium revenues in the life insurance segment.   Home service life products consists of products marketed directly at the home or other premises of the insured by an employee agent. The home service distribution method has been the Company’s primary method of distribution since the founding of NSIC in 1947. However, over the past six years, the Company has placed its primary emphasis for future growth on alternative methods of distribution. The Company employed 14 home service agents at December 31, 2006.  The independent agent distribution method accounts for 50.6% of total premium revenue in the life insurance segment.  Since NSIC began marketing life, accident and health products through independent agents in 1999 this distribution channel has become the Company’s fastest growing method of distribution.  Approximately 570 agents of the Company’s independent agents produced new business production during 2006.  The remaining 7.9% of premium revenue consists of the following:  a book of premium acquired from a state guaranty association in 2000 (1.4%), premium generated through direct sales of school accident insurance (1.3%), and other miscellaneous business serviced directly through the home office (5.2%).

The products offered by NSIC primarily consist of term and whole life insurance and supplemental accident and health insurance. NSIC does not sell annuities, interest sensitive whole life or universal life insurance products. Term life insurance policies provide death benefits if the insured’s death occurs during the specific premium paying term of the policy. The policies generally do not provide a savings or investment element included as part of the policy premium. Whole-life insurance policies demand a higher premium than term life, but provide death benefits which are payable under effective policies regardless of the time of the insured’s death and have a savings and investment element which may result in the accumulation of a cash surrender value. Accident and health insurance provides coverage for losses sustained through sickness or accident and includes individual hospitalization and accident policies, group supplementary health policies, and specialty products, such as cancer policies. These policies generally provide a specified fixed benefit and therefore have not experienced the escalating health care costs, which many health and accident insurance policies have experienced in recent years.

The following table displays a schedule of 2006 life segment premium produced by product and distribution method (dollars in thousands):

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$138	$-	$96
Ordinary	2,150	2,313	246
Group Life	-	44	78
A&H Group	-	-	100
A&H Other	407	904	74
Total Premium by Distribution Method	$2,695	$3,261	$594

The following table sets forth certain information with respect to the development of the Life Company’s business:

	Year Ended December 31
	(Amounts In Thousands)
	2006	2005	2004
Life insurance in force at end of period:
Ordinary-whole Life	$140,800	$137,100	$112,400
Term Life	46,400	38,400	36,500
Industrial life	30,000	28,100	29,100
Other	-	-	-
	$217,200	$203,600	$178,000

Life insurance issued:
Ordinary-whole life	$39,100	$35,600	$46,150
Term Life	3,700	3,500	3,400
Industrial	-	-	-
Other	-	-	100
	$42,800	$39,100	$49,650

Net premiums earned:
Life insurance	$5,065	$4,819	$4,798
Accident and health insurance	1,485	1,415	1,375
	$6,550	$6,234	$6,173

Life Insurance Segment Reserves

We engage an independent consulting actuary to calculate our reserves for traditional life insurance products. The methodology used requires that the present value of future benefits to be paid under life insurance policies less the present value of future net premiums be calculated. The calculation uses assumptions including estimates of any adverse deviation, investment yields and changes in investment yields, mortality, maintenance expenses and any non-forfeiture options or termination benefits. The assumptions determine the level and sufficiency of reserves and reserves are calculated and reviewed by our consulting actuary at the end of each quarter. The independent consulting actuary also reviews our estimates for other insurance products including claims reserves under accident and health contracts. Management believes that the reserve amounts reflected in the accompanying financial statements are adequate.

Investments

Investment income is a significant portion of the Company’s total income. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company. Investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities. For 2006, investments comprise 79% of total assets and investment income (including realized gains) comprises 10% of total revenues evidencing the significant impact investments can have on financial results. Because the Company’s insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The central theme of the Company’s investment philosophy is to conserve capital resources and assets while meeting the investment requirements of its reserves and providing a reasonable return on investments. This return is generated through current yield from invested assets as well as capital appreciation of investments.

The single most significant investment for the Company is The Mobile Attic, Inc. (Mobile Attic), a joint venture with a local manufacturing firm established in the fourth quarter of 2001. Mobile Attic, through a network of franchises, leases portable storage units in locations across the Southeastern United States. During January of 2004, Mobile Attic established Mobile Attic Franchising Company (MAFCO), a wholly owned subsidiary. The primary focus of MAFCO will be to market Mobile Attic portable storage leasing franchises in the continental United States. The primary customers of Mobile Attic are building contractors, retail establishments, and residential consumers.

When established in 2001, the investment in Mobile Attic was accounted for under the equity method of accounting as management of the Company does not participate in the day-to-day management of Mobile Attic nor does the Company own a controlling interest in Mobile Attic. As discussed in note 2 to the Consolidated Financial Statements, due to preexisting guarantees of Mobile Attic debt, The Financial Accounting Standards Board’s adoption of FIN 46R dictated that the Company consolidate the results of Mobile Attic beginning in the first quarter of 2004.

The Company guarantees Mobile Attic debt totaling $9.4 million. Additional details of investments, including further discussion on the operations of Mobile Attic are discussed in detail in the accompanying management’s discussion and analysis.

Marketing and Distribution

NSIC products are marketed through a field force of agents and service representatives who are employees of the Life Company and through a network of independent agents. The Company’s use of independent agents is expected to be more cost effective in the long term and has become the fastest growing method of distribution. In an effort to boost productivity and better educate agents on the products and services of NSIC, our marketing team routinely holds training sessions across the various regions we serve. We also offer our best agents opportunities to attend retreats at least twice a year to network with the home office staff that helps serve them and our policyholders. In addition, the retreats provide agents with additional knowledge of the products we offer, and serve as a forum for feedback on how we can better serve our agency force and policyholders.

NSFC and Omega products are marketed through a network of independent agents and brokers, who are independent contractors and generally maintain relationships with one or more competing insurance companies. Similar to NSIC, NSFC marketing representatives routinely visit with agents both in their office and at training sessions throughout the regions we serve with the primary objective of educating agents about our products and services.

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by NSIC in 2006 averaged approximately 22% of premiums. Commissions paid by NSFC in 2005 averaged approximately 14% of premiums. During 2006, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2006, NSIC employed 14 home service agents and one manager. NSIC also had approximately 570 independent agents’ actively producing new business.

At December 31, 2006, NSFC had contracts with approximately 1,300 independent agencies in eleven states.

Competition

In both of our insurance segments, we operate in a very competitive environment. There are numerous insurance companies competing in the various states in which we offer our products. Many of the companies with which we compete are much larger, have significantly larger volumes of business, offer much broader ranges of products and have more significant financial resources than we do. We compete directly with many of these companies, not only in the sale of products to consumers, but also in the recruitment and retention of qualified agents. We believe the main areas in which a smaller company, like us, can compete is in the areas of providing niche products in underserved areas of the insurance market at competitive prices while providing excellent service to our agents and policyholders during the entire insurance product lifecycle from policy issuance to final payment of a claim. We pride ourselves on being accessible to our independent agent force and maintain a presence through the efforts of a field marketing staff and easy access to any and all home office staff. We believe we have made significant advancements in developing a competitive advantage, especially over the last five years. We also have longstanding relationships with many of our agents. We believe we compete effectively within the markets we serve and continue to evolve our processes and procedures in order to garner further competitive advantages.

Regulation

Our insurance subsidiaries are directly regulated by the insurance department in our state of domicile, Alabama. We are subject to the Alabama Insurance Holding Company System Regulatory Act and report to the Alabama Department of Insurance. Consequently, we are subject to periodic examination and regulation under Alabama Insurance Laws.

Our insurance subsidiaries are also subject to licensing and supervision by the various governmental agencies in the jurisdictions in which we do business. The nature and extent of such regulation varies, but generally has its source in state statutes which bestow regulatory, supervisory and administrative authority to State Insurance Commissioners and their respective insurance departments. The regulations may require the Company to meet and maintain standards of solvency, comply with licensing requirements, periodically examine market conditions and financial activities and report on the condition of operations and finances. In addition, most of our insurance rates are subject to regulation and approval by regulatory authorities within the respective states in which we offer our products.

Our insurance subsidiaries are subject to various statutory restrictions and limitations relating to the payment of dividends or distributions to stockholders. The restrictions are generally based on certain levels of surplus, net income or operating income as determined by statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends made within the preceding 12 months that do not exceed the greater of (1) 10% of statutory surplus as of the end of the preceding year or (2) for property and casualty insurers, statutory net income for the preceding year or for life companies, statutory net gain from operations. Dividends in excess of the restricted amounts are payable only after obtaining regulatory approval. Future dividends from the insurance subsidiaries may be limited by business or regulatory considerations. The Group relies on the ability of insurance subsidiaries to pay dividends to fund quarterly stockholder dividends and for payment of most operating expenses of the group, including interest and principal payments on debt. We are not currently under any regulatory dividend limitations that may limit our liquidity in the Group. Further discussion of dividend payment capacity of subsidiaries can be found in Note 12 of the Consolidated Financial Statements included herein.

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer’s assets, including investments and an insurer’s liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company’s total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2006, each subsidiary significantly exceeds any levels that would require regulatory actions.

Employees

The Company itself has no management or operational employees. Instead all human resource activities are held by subsidiary National Security Insurance Company. NSIC employed 159 staff members as of December 31, 2006. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with The National Security Insurance Company whereby the Company and the property and casualty subsidiary reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. The Company, through NSIC, was represented by 14 employee agents in Alabama. The Company’s property and casualty subsidiaries had over 1,300 independent agents producing business at December 31, 2006. The Company strives to maintain high employee morale and considers excellent employee relations to be an important factor in the Company’s success.

Additional information with respect to The National Security Group’s business

We maintain a website (www.nationalsecuritygroup.com). The National Security Group, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available through our Internet website, free of charge, as soon as reasonably practical upon having been electronically filed or furnished to the Securities and Exchange Commission.

Our code of ethical conduct is also available on our website and in print to any stockholder who requests copies by contacting The National Security Group, Attn: Investor Relations, P. O. Box 703, Elba, AL 36323.

Any of the materials we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1.800.SEC.0330. Our periodic reports filed with the SEC, which include Forms 3, 4 and 5, Form 10-K, Form 10-Q, Form 8-K and any amendments thereto may also be accessed free of charge from the SEC’s website at www.sec.gov.

Additional information about the Company’s 50% owned subsidiary, The Mobile Attic, Inc., can be found on its website www.mobileattic.com.

Item 1A. Risk Factors

Risk factors are events and uncertainties over which the Company has limited or no control and which can have a material adverse impact on our financial condition or results of operations. We are subject to a variety of risk factors. The following information sets forth our evaluation of the risk factors we deem to be most material. We work to actively manage these risks, but the reader should be cautioned that we are only able to mitigate the impact of most risk factors, not eliminate. Also, there may be other risks which we do not presently deem material that may become material in the future.

Underwriting and product pricing

The insurance subsidiaries maintain underwriting departments that seek to evaluate the risks associated with the issuance of an insurance policy. NSIC accepts standard risks and, to an extent, substandard risks and engages medical doctors who review certain applications for insurance. In the case of the property and casualty subsidiaries, the underwriting staff attempts to assess, in light of the type of insurance sought by an applicant, the risks associated with a prospective insured or insurance situation. Depending upon the type of insurance involved, the process by which the risks are assessed will vary. In the case of automobile liability insurance, the underwriting staff assesses the risks involved in insuring a particular driver, and in the case of dwelling insurance, the underwriting staff assesses the risks involved in insuring a particular dwelling. Where possible, the underwriting staff of the property-casualty insurance subsidiary utilizes standard procedures as guides that quantify the hazards associated with a particular occupancy. In general, the property and casualty subsidiaries specialize in writing nonstandard risks.

The nonstandard market in which the property and casualty subsidiaries operate reacts to general economic conditions in much the same way as the standard market. When insurers’ profits and equity are strong, companies sometimes cut rates or do not seek increases. Also, underwriting rules are less restrictive. As profit and/or capital fall, companies may tighten underwriting rules, and seek rate increases. Premiums in the nonstandard market are higher than the standard market because of the increased risk of the insured, which generally comprises more frequent claims. Drivers of autos who have prior traffic convictions are one such increased risk that warrants higher premiums. Lower valued dwellings and mobile homes also warrant higher premiums because of the nature of the risk. The costs of placing such nonstandard policies and making risk determinations are similar to those of the standard market. The added costs due to more frequent claims servicing is reflected in the generally higher premiums that are charged.

Our ability to maintain profitability is contingent upon our ability to actively manage our rates and underwriting procedures. Premium rate inadequacy may not become apparent quickly and we will incur lag-time to correct. If our rates or underwriting processes become inadequate, our results of operations and financial condition could be adversely impacted.

Approval of rates

Most lines of business written by our property and casualty insurers are subject to prior approval of premium rates in the majority of the states in which we operate. The process of obtaining regulatory approval can be expensive and time consuming and can impair our ability to make necessary rate adjustments due to changes in loss experience, cost of reinsurance or other factors. If our requests to regulatory bodies for rate increases are not approved in an adequate or timely manner, our results of operations and financial condition may be adversely impacted.

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

NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured. NSFC and Omega generally reinsure with third parties any liability in excess of $225,000 on any single policy. In addition, the property and casualty subsidiaries have catastrophe excess reinsurance, which provided protection in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 2006, the property and casualty subsidiaries had catastrophe protection up to a $42.5 million loss. Under the property and casualty subsidiaries reinsurance arrangement in force during 2006, the Company retained the first $3 million of insured losses from any single catastrophic event. The next $14.5 million in insured losses from any single event was 95% reinsured with the Company’s net retention being 5%. The final layer of reinsurance protection provided coverage for 100% of insured losses exceeding $25 million and up to $42.5 million. The amount of catastrophe reinsurance protection purchased by the Company was based on computer modeling of actual Company exposure. The Company generally seeks protection for worst case scenarios based on the computer modeling that mitigates losses up to a 1 in 250 year event further described as a loss that has less than a ½ of 1% chance of occurring in any given year. NSFC and Omega had a provision for one reinstatement (coverage for two catastrophic events) during 2006. NSFC discontinued the 60% quota share reinsurance agreement on ocean marine exposure with additional excess of loss coverage during 2006.

Our inability to procure reinsurance, primarily catastrophe reinsurance, could adversely impact our ability to maintain our level or premium revenue.

Risk of loss from catastrophic events and geographic concentration:

As described above, we maintain catastrophe reinsurance in amounts that provides protection to the Company’s financial condition in all but the most remote likelihood of occurrences. Our most critical catastrophe risk is from hurricanes due to our proximity to the Atlantic Ocean and the Gulf of Mexico. Our results of operations are very likely to be materially impacted in the event of the landfall of a major hurricane striking the Northern Gulf Coast or Southern Atlantic Coast in Georgia or South Carolina where we maintain significant concentrations of business. We are also exposed to the risk of significant tornado activity in many of the states in which we operate. Our most significant catastrophic event risk is the risk of a loss in excess of the Company’s upper catastrophe limit which could adversely impact the Company’s financial condition if such an event occurs.

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2006, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $27.5 million. NSIC believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that these reserves are adequate to provide for future policy benefits. Wakely Actuarial, consulting actuaries, provided actuarial services in calculating reserves.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2006, the property and casualty subsidiaries had reserves for unpaid claims of approximately $12.5 million before subtracting unpaid claims, due from reinsurers of $1.8 million leaving net unpaid claims of $10.7 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2006, 2005 or 2004. The Company believes such reserves are adequate to provide for settlement of claims. Employees of the Company calculate NSFC and Omega loss reserves. Milliman, Inc., an independent actuarial consulting firm, reviews loss reserve estimates and issues a Statement of Actuarial Opinion regarding the adequacy of reserves.

We incur the risk that we may experience excessive losses due to unanticipated claims frequency, severity or both that may not be factored into our loss reserve liabilities. Unexpected frequency and severity can be adversely impacted by outcomes of claims litigation, adverse jury verdicts related to claims settlements and adverse interpretations of insurance policy provisions which results in increased liabilities. We are also subject to the risk of unanticipated assessments from state underwriting associations or windstorm pools related to losses in excess of the association’s or pool’s ability to pay. Such costs are often allocated to companies operating in the jurisdiction of the association or windstorm pool and the likelihood and amount of such assessments are difficult to predict. These events could adversely impact our historical loss reserving methodology and cause financial adjustments that could materially impact our financial condition and results of operations.

Financial Ratings

The insurance subsidiaries are rated by AM Best Company, an insurance company-rating agency. NSFC is rated B++ (Good), Omega is rated B+ (Good) and NSIC is rated B (Fair) by AM Best Company. A downgrade in our AM Best ratings could adversely impact our ability to maintain existing business or generate new business.

Regulation

The insurance subsidiaries are each subject to regulation by the insurance departments of those states in which they are licensed to conduct business. Although the extent of regulation varies from state to state, the insurance laws of the various states generally establish supervisory departments having broad administrative powers with respect to, among other matters, (1) the granting and revocation of licenses to transact business, (2) the licensing of agents, (3) the establishment of standards of financial solvency (including reserves to be maintained) and the nature of investments and (5) in most cases premium rates; the approval of forms and policies; and the form and content of financial statements. The primary purpose of these regulations is the protection of policyholders and do not necessarily confer a benefit upon shareholders.

Many states in which the insurance subsidiaries operate, including Alabama, have laws requiring that insurers become members of guaranty associations. These associations guarantee that benefits due policyholders of insurance companies will continue to be provided even if the insurance company which wrote the business is financially unable to fulfill its obligations. To provide these benefits, the associations assess the insurance companies licensed in a state that write the line of insurance for which coverage is guaranteed. The amount of an insurer’s assessment is generally based on the relationship between that company’s premium volume in the state and the premium volume of all companies writing the particular line of insurance in the state. The Company has paid no material amounts to guaranty associations over the past three years. These payments, when made, are principally related to association costs incurred due to the insolvency of various insurance companies. Future assessments depend on the number and magnitude of insurance company insolvencies and such assessments are therefore difficult to predict.

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

While most regulation is at the state level, the federal government has increasingly expressed an interest in regulating aspects of the insurance industry. All of these regulations at various levels of government increase the cost of conducting business through increased compliance expenses. Also, existing regulations are constantly evolving through administrative and court interpretations and new regulations are often adopted. It is difficult to predict what impact changes in regulation may have on the Company in the future. Changes in regulations could occur that might adversely impact our ability to achieve acceptable levels of profitability and limit our growth.

Competition

The insurance subsidiaries are engaged in a highly competitive business and compete with many insurance companies of substantially greater financial resources, including stock and mutual insurance companies. Mutual insurance companies return profits, if any, to policyholders rather than shareholders; therefore, mutual insurance companies may be able to charge lower net premiums than those charged by stock insurers. Accordingly, stock insurers must attempt to achieve competitive premium rates through greater volume, efficiency of operations and control of expenses.

NSIC primarily markets its life and health insurance products through the home service system and independent producers. Direct competition comes from home service companies and other insurance companies that utilize independent producers to sell insurance products, of which there are many. NSIC’s life and health products also compete with products sold by ordinary life companies. NSIC writes policies primarily in Alabama, Georgia and Mississippi. The market share of the total life and health premiums written is small because of the number of insurers in this highly competitive field. The primary methods of competition in the field are service and price.

Because of the increased costs associated with a home service company, premium rates are generally higher than ordinary products, as a result competition from these ordinary insurers must be met through service. Initial costs of distribution through independent agents are generally more than through home service distribution methods, but lower commissions are paid in years subsequent to the first year of the policy so costs decline rapidly as policies renew after the first year. The primary factor in controlling cost under the independent agent distribution method is maintaining a high persistency rate. The persistency rate is the rate at which new business is maintained in renewal periods subsequent to the first year. If a high persistency rate can be maintained, the overall costs of distribution are lowered due to lower commission rate payments on policies in force subsequent to the first year.

The property and casualty subsidiaries market their products through independent agents and brokers, concentrating primarily on dwelling fire, homeowners and nonstandard auto coverage. NSFC, though one of the larger writers of lower value dwelling fire insurance in Alabama, nevertheless faces a number of competitors in this niche. Moreover, larger general line insurers also compete with NSFC. The market share in states other than Alabama is small. Price is the primary method of competition. Because the Company utilizes independent agents, commission rates and service to the agent are also important factors in whether the independent agent agrees to offer NSFC products over those of its competitors.

Significant changes in the competitive environment in which we operate could materially impact our financial condition or results of operations.

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

Investment Risk and Liquidity

Our invested assets are managed by company personnel. The majority of these investments consist of fixed maturity securities. These securities are subject to price fluctuations due to changes in interest rates and unfavorable changes could materially reduce the market value of the Company’s investment portfolio and adversely impact our financial condition and results of operations. Fixed maturity investments are managed in light of anticipated liquidity needs. Should we experience a significant change in liquidity needs for any reason, we may be forced to sell fixed maturity securities at a loss to cover these liquidity needs. Changes in general economic conditions, the stock market and various other external factors could also adversely impact the value of our investments and consequently our results of operations and financial condition.

Dependence of the Company on Dividends from Insurance Subsidiaries

The Company is an insurance holding company with no significant operations. The primary asset of the Company is its stock in the insurance subsidiaries. The Company relies on dividends from the insurance subsidiaries in order to pay operating expenses and to provide liquidity for the payment of dividends to shareholders. The ability of the insurance subsidiaries to pay dividends is subject to regulatory restrictions discussed in detail in note 12 of the consolidated financial statements included herein. Should the insurance subsidiaries become subject to restrictions imposed by insurance regulations regarding the payment of dividends, the ability of the Company to pay expenses, meet debt service requirements and pay cash dividends to shareholders could be adversely impacted.

Accounting Standards

Our financial statements are prepared based upon generally accepted accounting standards issued by the Financial Accounting Standards Board along with standards set by other regulatory organizations. We are required to adopt newly issued or revised accounting standards that are issued periodically. Future changes could impact accounting treatment applied to financial statements and could have a material adverse impact on the Company’s results of operations and financial conditions. Potential changes in accounting standards that are currently expected to impact the Company are disclosed in the Notes to Financial Statements included herein.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company owns no property. The Life insurance subsidiary owns its principal executive offices located at 661 East Davis Street, Elba, Alabama. The executive offices are shared by the insurance subsidiaries. The building was constructed in 1977 and is approximately 26,000 square feet. The Company believes this space to be adequate for its immediate needs but is currently exploring the feasibility of adding an additional 3,500 square feet to the current office facility projected to be occupied in 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Company is traded in the NASDAQ Global Market. Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ). The trade symbol is NSEC.

The following table sets forth the high and low sales prices per share, as reported by NASDAQ during the period indicated:

	Stock Closing Prices
	High	Low
2006
First Quarter	$ 18.25	$ 15.70
Second Quarter	18.11	15.77
Third Quarter	17.90	15.40
Fourth Quarter	17.47	15.64

2005
First Quarter	$ 23.91	$ 18.23
Second Quarter	24.29	20.65
Third Quarter	22.25	18.10
Fourth Quarter	19.03	15.05

Shareholders

The number of shareholders of the Company’s capital stock as of January 31, 2007, was approximately 1,400.

Dividends

The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

Dividends
Per Share
2006
First Quarter	0.220
Second Quarter	0.220
Third Quarter	0.220
Fourth Quarter	0.225

2005
First Quarter	0.215
Second Quarter	0.215
Third Quarter	0.215
Fourth Quarter	0.220

Discussion regarding dividend restrictions may be found on page 29 of the Managements’ Discussion and Analysis as well as in Note 12 of the consolidated financial statements.

There is a present expectation that dividends will continue to be paid in the future but future dividends are dependent on future earnings, the Company’s financial condition and other factors.

Item 6. Selected Financial Data

Five-Year Financial Information:

(Amounts in thousands, except per share)

Operating results	2006	2005	2004	2003	2002
Net premiums earned	$58,874	$53,563	$52,985	$47,536	$32,631
Net investment income	4,463	3,964	4,230	4,023	4,235
Net realized investment gains	2,615	3,727	2,162	1,416	1,168
Net revenues from leasing operations	1,887	3,360	2,459	1,433	942
Other income	1,211	1,416	1,312	1,395	1,051
Total revenues	$69,050	$66,030	$63,148	$55,803	$40,027
Net Income	$4,250	$1,558	$3,113	$4,090	$908
Net income per share	$1.72	$0.63	$1.26	$1.66	$0.37

Other Selected Financial Data	2006	2005	2004	2003	2002
Total shareholders' equity	$45,379	$43,556	$46,767	$45,872	$42,159
Book value per share	18.39	17.66	18.92	18.60	17.09
Dividends per share	0.885	0.865	0.845	0.825	0.805
Net change in unrealized
capital gains (net of tax)	(244)	(2,544)	(225)	1,658	(1,647)
Total assets	$134,911	$139,226	$128,631	$127,236	$101,602

Quarterly information:

	Premiums	Leasing Revenues	Investment & Other Income	Realized Investment Gains or Losses	Benefits	Net Income	Net Income Per Share
2006
1st QTR	$14,491	$453	$1,492	$609	$10,680	$(141)	$(0.06)
2nd QTR	14,755	472	1,347	540	9,566	970	0.39
3rd QTR	15,297	406	1,452	770	9,026	1,836	0.74
4th QTR	14,331	556	1,383	696	8,724	1,585	0.65
	$58,874	$1,887	$5,674	$2,615	$37,996	$4,250	$1.72

2005
1st QTR	$13,664	$602	$1,451	$198	$8,113	$1,292	$0.52
2nd QTR	13,696	988	1,560	683	8,496	1,346	0.55
3rd QTR	11,969	700	1,273	1,394	15,161	(3,896)	(1.58)
4th QTR	14,234	1,070	1,096	1,452	6,471	2,816	1.14
	$53,563	$3,360	$5,380	$3,727	$38,241	$1,558	$0.63

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries for the three years ended December 31, 2006. This discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included elsewhere herein. Please refer to our note regarding forward-looking statements on page 3 of this report.

Financial results for 2006 marked a significant turnaround compared to the years 2005 and 2004. Results for 2005 were marred by losses incurred from Hurricanes Dennis, Katrina and Rita. This marked the first time in the history of the Company that we incurred losses from three hurricanes in the same year. Results for 2004 were also adversely impacted by Hurricane Ivan. We did not incur any losses from hurricanes in 2006, however the property and casualty subsidiaries still incurred catastrophe related losses from tornadoes and hail storms totaling $2.0 million pre-tax in the first six months of the year. In addition to the storm related losses, the life subsidiary incurred additional charges related to the final settlement of a long-standing class action lawsuit totaling over $1.1 million pre-tax. While the storm related losses were within the range of losses to be expected in an average year, the litigation related expenses reduced net income by $726,000 or $0.29 per share. Despite the adverse impact of the litigation, we were able to post earnings of $4,250,000, our third best year in Company history and an increase of 173% over 2005 earnings of $1,558,000.

RESULTS OF OPERATIONS

The following analysis of the Results of Operations should be read in conjunction with the Consolidated Financial Statements, which begin on Page 34 of this Form 10-K. Primary reference is made to the Consolidated Statements of Income on page 36 and segment information provided in Note 14 to the Consolidated Financial Statements.

Consolidated Results of Operations:

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The year 2006 marked the sixth consecutive year of record premium revenue for the Company. Our premium revenue for 2006 increased 9.9% over levels achieved in 2005. However, premium revenue in 2005 was reduced by catastrophe reinsurance reinstatement premium totaling $2,400,000 as a result of reinstatement provisions of our catastrophe reinsurance contract triggered by Hurricane Katrina. We did not incur any hurricane losses in 2006 and therefore incurred no reduction in earned premium due to charges for catastrophe reinstatement premium. Without the impact of the reduction in 2005 premium revenue for catastrophe reinstatement premium, year over year premium revenue increased by 5.4%. While the rate of growth is significantly below our 17% annualized growth rate experienced since 2000, the reduction of our growth rate has been necessitated by market conditions and a more moderate growth rate is to be expected over the next two years as we work to build capital and recover from the adverse operating conditions caused by the unprecedented hurricane activity experienced in 2005 and 2004. Life segment revenue accounted for 11.1% of consolidated premium revenue while property and casualty segment revenue accounted for 88.9% of consolidated premium, virtually unchanged from the same period last year.

Consolidated income before income taxes increased 134% from $2,400,000 in 2005 to $5,619,000 in 2006. A significant improvement in our property-casualty segment operations due to the lack of hurricane activity was the primary factor contributing to the improved consolidated results. Life segment operations incurred a net loss before taxes in 2006 of ($1,741,000), comparable to the loss incurred in 2005 of ($271,000). Upward revisions in a litigation settlement adversely impacted life operations for both years. However, the longstanding litigation was settled in 2006 and no further material impact is expected going forward. Non-insurance operations consists of the operations of The National Security Group and a 50% owned subsidiary, The Mobile Attic, consolidated under the provisions of FIN 46R.

Consolidated net income for 2006 was $4,250,000 compared to $1,558,000 in 2005. On a per share basis, net income was $1.72 in 2006 compared to $0.63 in 2005. Hurricane losses reduced our 2005 net income by

$6,804,000 or $2.76 per share. Despite the lack of hurricane activity in 2006, we still incurred losses from catastrophic events in the form of tornado and hail losses that totaled $1,386,000 net of tax and reduced 2006 net income by $0.56 per share. These tornado and hail losses were incurred during the January through April time period of 2006. Partially offsetting 2005 hurricane losses, we realized investment gains of $3,727,000 resulting from the sale of investment securities. Realized investment gains in 2006 totaled $2,615,000, down 30% compared to 2005. Our decisions to sell securities and therefore realize investment gains on our investments is dictated by considerations of market conditions and tax implications, among other factors, and are subject to significant fluctuation from period to period.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Total premium revenue for 2005 was $53,563,000, an increase of just over 1% over 2004 premium revenue of $52,985,000. Premium revenue in 2005 included reductions for catastrophe reinsurance reinstatement premium triggered by Hurricane Katrina of $2,400,000 and premium revenue in 2004 included reductions for catastrophe reinsurance reinstatement premium triggered by Hurricane Ivan of $1,400,000. Without the impact of the reinstatement premium charges in both years, premium revenue increased 2.9%. Life segment revenue accounted for 11.6% of consolidated premium revenue while property and casualty segment revenue accounted for 88.4% of consolidated premium.

Consolidated income before income taxes declined 37.7% in 2005 to $2,400,000 compared to $3,853,000 in 2004. Third quarter hurricanes Dennis, Katrina and Rita were the primary factors contributing to the decline in income before taxes in 2005 compared to the same period last year. Gross incurred losses in 2005, before reinsurance recoveries, from the third quarter hurricanes totaled $38,949,000.

After reinsurance recoveries, pre-tax losses and expenses from third quarter hurricanes totaled over $7,909,000 and a catastrophe reinsurance reinstatement premium of $2,400,000 was also incurred in the third and fourth quarters of 2005. Third quarter losses from Hurricanes Dennis, Katrina and Rita were the primary reason for the decline in net income. Losses and related expenses from 2005 hurricanes reduced 2005 net income by $6,804,000 or $2.76 per share.

Consolidated net income for 2005 was $1,558,000 compared to $3,113,000 in 2004, a decline of 49.95%. On a per share basis earnings were $0.63 in 2005 compared to $1.26 in 2004.

Additional details on the sources of premium revenue growth and the impact of individual segments on consolidated income will be discussed in the respective Segment Results of Operations sections that follow.

Industry Segment Data

Certain financial information for The National Security Group’s three segments (Life segment, property and casualty segment, and other (non-insurance) is summarized as follows (amounts in thousands) :

Premium revenues:
	2006	%	2005	%	2004	%
Life, accident and health insurance	$6,550	11.13%	$6,234	11.64%	$6,173	11.65%
Property and casualty insurance	52,324	88.87%	47,329	88.36%	46,812	88.35%
	$58,874	100.00%	$53,563	100.00%	$52,985	100.00%

Income before taxes and minority interest:
	2006	%	2005	%	2004	%
Life, accident and health insurance	$(1,741)	-30.98%	$(271)	-11.29%	$216	5.61%
Property and casualty insurance	9,282	165.19%	2,698	111.42%	4,224	109.63%
Other	(85)	-1.51%	1,113	46.38%	140	3.63%
Interest expense	(1,837)	-32.69%	(1,140)	-47.50%	(727)	-18.87%
	$5,619	100.00%	$2,400	100.00%	$3,853	100.00%

In addition to the preceding table, reference is made to Note 14 of the Consolidated Financial Statements contained in this report for the segment information that follows.

Life and Accident and Health Insurance Operations:

The Company’s life, accident and health insurance business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947. Our life segment is the smaller of our insurance segments contributing 11% and 12% of total insurance premium revenue for 2006 and 2005 respectively.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005:

Premium revenue increased 5% to $6,550,000 in 2006 compared to $6,234,000 in 2005. Insurance products sold through independent agents now account for 50% of total premium revenue, while the home service method of distribution accounts for 41% of total premium revenue. Premium revenue through the independent agent distribution method continues to grow at a healthy pace, with revenue increasing 15% in 2006 compared to 2005. Home service premium revenue has continued its consistent rate of decline, dropping 5.3% in 2006 compared to 2005.

While the rate of overall premium revenue in the life segment has moderated, the quality of business has continued to improve. The lapse rate is a measure of the percentage of business in force that is cancelled during the year due to non-payment of premium or surrender for cash value by the policyholder. In our traditional home service market, the lapse rate has often approached 50%; however, with the shift to the independent agent method of distribution we have experienced significant improvement in our lapse rate. The lapse rate for 2006 was 19.6% a marginal improvement over our lapse rate in 2005 of 20.4%. Our lapse rates will generally be higher than the insurance market as a whole because our products are primarily intended for low to middle income consumers that may face other economic pressures from time to time. With decreases in disposable income during economic downturns, often life and supplemental health insurance products are among the first items to be trimmed from household budgets. Also, lapse rates are significantly higher in the first year after an insurance policy is sold to a consumer. As was discussed last year, during 2005 we became more selective in the appointment of new agents and terminated agreements with agents that produced little new business or had very high lapse rates. We believe these efforts are beginning to show results as our lapse rate continues to improve.

Commission expense, including field servicing cost from the home service method of distribution, as a percent of premium revenue had a moderate decrease of 0.6% in 2006 compared to 2005. Independent agent commission expense and other costs of distribution declined 4.9 percentage points in 2006 compared to 2005. Life insurance commission rates for independent agents are typically front loaded meaning that higher commissions are paid in the early years of a policy and commission rates decline as the policy ages. Because the independent agent method of distribution is a relatively new method of distribution, overall commission rates are skewed higher because the majority of in force policies are still paying the higher commission rates of the early years. Management is continuing to focus on reducing commissions through improving the rate of retention of new and existing business.

NSIC incurred a net loss before taxes of $(1,741,000) in 2006 compared to a net loss of $(271,000) in 2005. Litigation expenses totaling over $1.1 million and $375,000 in 2006 and 2005 respectively were the primary factors contributing to the poor results. The litigation related expenses are primarily related to a longstanding class action lawsuit that was settled in 2006. Due to the nature of this litigation, it has been difficult to predict the ultimate outcome over the last five years and consequently, we have experienced several upward revisions in our estimates. However, the litigation is now settled and no material additional costs are expected to be incurred.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004:

Premium revenue increased to $6,234,000 in 2005 compared to $6,173,000 in 2004, a marginal increase of 1%. As we have discussed over the last few years, we have began a shift to the independent agent method of distribution of NSIC’s products. In 2005, for the first time in Company history, we had more business in-force that was produced by independent agents than was in-force and produced by our traditional home service method of distribution. Independent agent premium revenue grew by 11.5% year over year in 2005 while home service premium revenue declined by 5.5%.

NSIC has had a primary focus on the production of new business in the independent agent method of distribution over the last five years. During the process of establishing this position, NSIC has had very low thresholds for business production and persistency. NSIC has appointments with approximately 300 independent agents that actively produced new business in 2005. During 2005 we did begin the process of implementing new performance standards that will require minimum amounts of premium production and persistency in order to retain a contract with our Company. As a result of these standards, we have become more selective in the appointment of new agents and will discontinue appointments with many current agents. In undertaking this exercise, we will be able to offer more exceptional service to fewer agents and produce higher quality business in the process. This process will take a couple of years to implement but will help improve profitability of NSIC in the future.

Commission expense, including field servicing costs from the home service method of distribution, as a percent of premium revenue increased 2 percentage points in 2005 compared to 2004. This increase was primarily due to increased separation cost associated in reducing home service management personnel. Independent agent commission expense and other costs of distribution declined 3.7 percentage points in 2005 compared to 2004. These costs are expected to continue to decline 3 to 5 percentage points per year for the next couple of years until the renewal book of business reaches a point of maturity that will support short term profitability. Unfortunately, the shift to the independent agent method of distribution is expensive as life insurance commission rates for independent agents are typically front loaded meaning that higher commissions are paid in the early years of a policy and commission rates decline as the policy ages. Because the independent agent method of distribution is a relatively new method of distribution, overall commission rates are skewed higher because the majority of in force policies are still paying the higher commission rates of the early years. Management is continuing to focus on reducing commissions through improving the rate of retention of new and existing business.

NSIC had a net loss before income taxes in 2005 of $(271,000) compared to net income of $216,000 in 2004. Expenses related to ongoing litigation totaled over $375,000 and $250,000 in 2005 and 2004, respectively. As discussed earlier in this report, the litigation that has caused a significant strain on profitability and company resources was settled in December of 2006 and no additional material charges are expected to be incurred in periods beyond 2006.

Property & Casualty Operations:

The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. Property and casualty operations constitute our largest segment composing 89% and 88% of our total premium revenue in 2006 and 2005, respectively.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005:

Property and casualty premium revenues totaled $52,324,000 in 2006 compared to $47,329,000 in 2005, an increase of 10.6%. Catastrophe reinstatement premium charges totaling $2,400,000 reduced 2005 premium revenue by five percentage points. We did not experience any losses that exceeded our catastrophe reinsurance retention limit of $3,000,000 per event in 2006, so no catastrophe reinstatement premium charges were incurred in 2006. Without the reinstatement premium charge in 2005, premium revenue in 2006 increased 5.2% over 2005.

Overall premium revenue growth has moderated significantly over the past two years, compared to our 17% compound annual growth rate experienced since 2000. We expect the trend of more moderate growth to continue in 2007 as we focus on improvement in profitability of all lines of business, institute rate increases dictated by the significant increase in our catastrophe reinsurance protection and rebuild capital levels after the adverse impact of the 2004 and 2005 hurricane seasons.

While the lack of hurricane activity in the Gulf of Mexico and Atlantic Coast were the primary drivers of our improved operating performance, we still incurred significant losses in our two primary lines of business. Our dwelling and homeowners lines of business incurred $2.0 million in tornado and hail storm related losses in the first half of 2006. These events increased our combined ratio for the year by four percentage points.

However, these amounts were within our expectations of losses to be incurred in a more normal year and losses from catastrophe related events were down significantly compared to 2005 and 2004.

We are still working to improve the adequacy of our rates in our core lines of business. Due to the unprecedented hurricane activity in 2004 and 2005, we have experienced a significant increase in the cost of our catastrophe reinsurance. Our catastrophe reinsurance rate in 2006 increased 18%. In order to minimize the impact of the rate increase, we increased our reinsurance retention by 50% to $3 million. Reinsurance rates are not subject to review by state insurance regulators and are more market driven allowing reinsurers to react more rapidly to changing market conditions. Consequently, we incur significant lag time between the time we incur an increase in our cost of reinsurance and the time we are able to reflect these increased costs in our rates. Our rates are subject to review and approval by state regulators and consequently we experience significant delays in our ability to adjust rates. These delays result in lag times of at least six months and can last up to 18 months. Also, we have experienced political climates in some states that make it difficult for us to factor in the full impact of our increased cost of claims and reinsurance. However, we made significant progress in adjusting our rates in 2006 and experienced some moderation in our catastrophe reinsurance rate increases for 2007, so we expect a more favorable pricing environment in 2007.

The primary line of business in which we are continuing to adjust rates in order to improve profitability is our homeowners line of business. This line of business composes 23% of our total property and casualty premium revenue. The line of business has not performed to our expectations with a combined ratio of 112% in 2006. Improving profitability in this line of business will be a primary focus of our rate and underwriting review efforts in 2007.

Our core dwelling fire line of business produced solid results in 2006 with a combined ratio of 93%. The dwelling fire line of business produces 41% of total property and casualty premium revenue and is our largest contributor to underwriting profits.

We routinely evaluate our claims frequency and severity statistics in order to better understand the nature of our risks and aide in the loss reserve liability evaluation process. Claims frequency is a measure of the number of claims incurred during a measurement period regardless of amount. Claims severity is a measure of the average dollar amount of claims during a measurement period.

Claims frequency decreased significantly in 2006 compared to 2005. In 2006, we incurred 6,500 claims compared to over 15,800 claims in 2005. Claims frequency in 2005 was higher due to 8,450, 1,600 and 500 claims from Hurricanes Katrina, Rita and Dennis. Non-hurricane related claims in 2005 totaled 5,250. The increase in claims, not counting hurricanes, from 2005 to 2006 is primarily related to early season hail storm and tornado losses experienced in the first half of 2006. Hail storms significantly increase frequency but usually carry a relatively low severity while tornado claims carry a lower frequency than hurricanes but usually carry a higher average severity than hurricanes.

While the overall frequency of claims declined significantly in 2006 compared to 2005, the more severe spring storm season resulted in a higher frequency of tornado losses elevated the average severity of claims in the dwelling fire and homeowners line of business. The average severity for 2006 was $4,272 per claim compared to $4,086 per claim in 2005, again the increase is primarily attributable to the increased tornado related losses in the first half of 2006 compared to 2005.

While this event had no material impact on our earnings, we did incur an additional assessment from the Mississippi Windstorm Underwriting Association (MWUA) in 2006 totaling over $6,200,000. This assessment was in addition to assessments totaling over $3,000,000 paid in 2005. This assessment was for additional losses incurred by MWUA from Hurricane Katrina in 2005. MWUA is a form of residual market or pooling arrangement that provides coverage to those that are unable to find private insurers willing to insure them. All licensed property and casualty insurers writing applicable coverage are required to participate in these pooling entities. Should the pooling entity incur losses in excess of its ability to pay, the industry participants in the respective states are assessed for the excess losses. Due to the extensive growth and development in the coastal regions of the Gulf of Mexico over the last decade, many of the pools in the states in which we operate, particularly Alabama and Mississippi, have experienced extensive growth. Fortunately, in the case of the MWUA assessment we had adequate reinsurance protection in place and this assessment was covered 100% by our catastrophe reinsurance. We did incur an additional charge for pro-rata reinstatement premium due to the assessment. However, this charge was not material to our earnings.

While the MWUA assessment was covered by our catastrophe coverage and had no impact on 2006 earnings, it is still noteworthy because it brings to light the magnitude of risk that companies incur from coastal pools. First of all, this charge further depleted our remaining reinsurance protection available to cover claims we pay directly for Hurricane Katrina. The assessment brought us to within less than $1,000,000 of depleting our final layer of reinsurance protection. While we do not expect any additional material development associated with Katrina, should we exceed our final layer of coverage, we would incur additional charges to earnings for the losses in excess of our catastrophe reinsurance protection. Also, this assessment exposes the magnitude to which many of the coastal pools maintain inadequate catastrophe reinsurance protection. While some states in which we operate are pursuing changes in the structure of their coastal underwriting pools and seeking additional reinsurance protection, our risk in these pools remains difficult to quantify. We continue to actively pursue options to better manage this risk, however, as discussed earlier in our risk factors section of this report, organizational structure and equitability of state underwriting pools remain a primary concern and focus for us going forward.

Property and casualty income before income taxes was $9,282,000 for 2006 compared to $2,698,000 in 2005. Our combined ratio for 2006 was 95.7% compared to 106.6% in 2005. The combined ratio for 2006 of 95.7% included catastrophe related tornado and hail storm losses totaling over $2,100,000 and adding 4.0% to our combined ratio. Without the impact of hurricanes in 2005, our combined ratio was 89.9%. As discussed previously and as indicated by evaluation of our combined ratio, the significant decline in catastrophe losses was the primary driver of the improved results.

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

While overall premium revenue growth moderated significantly in 2005 compared to 2004, the property and casualty subsidiaries continued to grow primary dwelling property lines of dwelling fire, homeowners and mobile homeowners with growth rates of 11.7%, 7.9% and 13.4% respectively. Offsetting these gains were declines in non-standard private passenger automobile and ocean marine lines of business. We expect the trend of more moderate premium revenue growth to continue in 2006 with premium revenue growth expected to be in the range of 5%.

The 2005 hurricane season was the overriding event that led to a decline in earnings for the year and of course property and casualty operations was the operating segment that bore the full brunt of the 2005 hurricane season. Income before income tax in the segment declined to $2,698,000 in 2005 compared to $4,224,000 in 2004, a decrease of 36.1%.

Claims frequency increased significantly in 2005 compared to 2004 with claims on dwelling lines of business (homeowners and dwelling fire) exceeding 15,800 claims compared to 12,500 claims in 2004. Approximately 8,450 claims were reported from Hurricane Katrina in 2005, very close to the 8,500 claims reported from Hurricane Ivan in 2004. However, the average severity of claims from Hurricane Katrina was much higher with losses averaging over $3,500 each compared to less than $2,000 per occurrence from Hurricane Ivan. The increase in the average loss per claim is due to the widespread impact of this huge storm causing severe damage in coastal areas of Alabama, Louisiana and the most heavily impacted coastal area, Mississippi. The most heavily impacted coastal area for us from Hurricane Ivan was concentrated in Baldwin County, Alabama. Additionally, we paid nearly $3.5 million in underwriting association assessments due to losses from Hurricane Katrina. In addition to Katrina, we incurred over 1,600 claims from Hurricane Rita with an average severity of $3,000 and Hurricane Dennis with over 500 claims and an average severity of $1,300. Non-hurricane related dwelling property claims totaled 5,200 in 2005 which remained consistent with 2004 non-hurricane related claims of just over 5,000. Average severity for all dwelling property claims was $4,000 per occurrence in 2005 compared to $2,900 in 2004. As discussed earlier, 2004 average severity was skewed downward due to lower average claims from Hurricane Ivan. Hurricanes typically cause higher number of claims (frequency) and a lower average cost per claim (severity) than tornado related losses. Tornadoes tend to affect a more isolated area and therefore have a lower frequency but typically cause more structural damage including a higher proportion of total losses;

therefore, severity is greater from tornado losses. Non-catastrophe related dwelling losses typically have an average per loss severity in the $3,500 to $4,000 range for the P&C subsidiaries.

To help add a little perspective to the magnitude of the 2005 hurricane season, we thought it may be useful to give a few statistics. Total insured losses from Hurricane Katrina alone totaled more than the cumulative amount of hurricane losses paid in previous Company history dating back to 1959. Hurricane Katrina was the most expensive Hurricane in Company history, exceeding the previous most costly storm, Hurricane Ivan, by over 200%. Hurricane Rita, which was a bit of an afterthought in the media, was the fourth most costly hurricane in Company history with losses of $5,093,000. Our property and casualty subsidiaries had previously never incurred two major hurricanes in a season until Hurricanes Katrina and Rita in 2005. We had also never incurred consecutive hurricane seasons with a major hurricane until 2004 and 2005 with Ivan (2004), Katrina (2005) and Rita (2005).

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

We are in the process of making several changes to help reduce future storm exposure. We will be reviewing rates and minimum deductibles on over 20 of our programs during 2006. Obviously the risk/reward paradigm for writing in coastal areas of the Southeastern U.S. has shifted in the last two years. While we do not want to abandon areas that we have served successfully for many years, we find it necessary to seek higher margins on our insurance products in certain coastal areas in an effort justify the economic feasibility of continuing to write in these areas. We are increasing marketing efforts in the non-coastal states that we serve in order to gain greater geographic diversity. Of course this opens us up to more significant exposure to other types of risk such as more frequent tornados, hail storms and ice storms but these types of events are generally more geographically concentrated and help mitigate the risk of the widespread exposure posed by Atlantic and Gulf Coast hurricanes.

Another challenge posed by the events of 2005 that will have an impact on future earnings of the property and casualty subsidiaries is the cost that we pay for catastrophe reinsurance. We incurred an increase in catastrophe reinsurance in 2006 of 18% as a result the frequency of storm related losses over the last two years. In addition, we were required to increase our catastrophe deductible by 50% to $3,000,000 in order to limit the increase in catastrophe reinsurance rates to only 18%. This has necessitated that we increase rates in many of the areas we serve. Our reinsurance rate increase took effect January 1, 2006. Unfortunately, due to regulatory hurdles and backlogs created from a large number of other insurers filing revised rates in the affected states as well, we will be unable to reflect the increased reinsurance rates we pay in rates charged to our insureds for up to a year. This will result in a drag on 2006 earnings of approximately $500,000 pre-tax. However, we believe that the short term earnings drag will be offset by increased pricing power and less competition in many of the areas impacted by the 2005 hurricane season.

Property & Casualty Combined Ratio:

A measure used to analyze a property/casualty insurer’s underwriting performance is the combined ratio. It is the sum of two ratios:

a.	The loss and loss expense ratio, which measures losses and loss adjustment expenses incurred as a percentage of premium revenue.

b.

The underwriting expense ratio, which measures underwriting expenses incurred (e.g., agents’ commissions, premium taxes, and other administrative underwriting expenses) as a percentage of premium revenue.

The results of these ratios for the past three years were:

	2006	2005	2004
Loss and LAE Ratio	63.5%	74.4%	68.2%
Underwriting Expense Ratio	32.2%	32.2%	31.4%
Combined Ratio	95.7%	106.6%	99.6%

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

The combined ratio for 2006 improved significantly at 95.7% compared to 106.6% in 2005. No hurricane activity was experienced in 2006 which led to the reduction in the combined ratio.

The combined ratio for 2005 compared to 2004 increased 7 percentage points. This increase was entirely due to losses incurred from Hurricanes Dennis, Katrina and Rita which each added 1.4, 10.7 and 4.6 percentage points to the combined ratio respectively. Hurricane Ivan added 8.9 percentage points to the combined ratio for 2004.

Non-insurance Operations:

The non-insurance operations of the Company consist of our parent company, National Security Group and a 50% owned subsidiary consolidated under the provision of FIN 46R. The National Security Group has no material sources of revenue and relies almost entirely on dividends from the insurance operations to pay expenses. These dividends are eliminated upon consolidation of the subsidiaries in the audited financials included herein. The expenses of the group consist of expenses associated with the public listing of our stock, taxes and fees, and directors’ fees. The most significant expense of the group is interest expense associated with $11,450,000 in debt. This debt is composed of $2,171,000 in borrowing set to mature in 2007. Management has not yet determined whether this debt will be paid in full or refinanced, but we do not expect any difficulties in refinancing should we decide to do so. The remaining $9,279,000 in debt is the proceeds from a trust preferred security offering undertaken in December of 2005. The primary use for these proceeds was to add capital to the property and casualty subsidiaries to allow flexibility in continuing to increase new business production at a moderate rate. Total interest expense for the Group associated with these borrowings in 2006 was $1,005,000 compared to $201,000 in 2005 as the trust preferred offering was not completed until December 15, 2005.

The 50% owned subsidiary, The Mobile Attic, is not considered a major segment of the Company contributing 2.7% of total gross revenue of the Company. Mobile Attic is consolidated under the provision of FIN 46R due to the existence of debt guarantees provided by the Company on $9,409,000 in debt of Mobile Attic. The debt is backed by all of the assets of Mobile Attic and the guarantee of the Company was facilitated in order to obtain more favorable financing for Mobile Attic.

As is disclosed in the notes to the financial statements, we are in discussions to dispose of the majority of our interest in Mobile Attic. While terms of the arrangement have yet to be finalized, any disposal would be contingent upon the release of the Company from any guarantees of Mobile Attic debt. We will release further details in subsequent 8-K filings with the SEC once the consummation of an agreement becomes imminent.

Asset Portfolio Review:

The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. At December 31, 2006, the company’s holdings in debt securities amounted to 76.7% of total investments and 59.8% of total assets. The following is a breakdown of the bond portfolio quality according to National Association of Insurance Commissioners (NAIC) Securities Valuation Office (SVO) rating standards, and the nationally recognized rating organization equivalents of Moody’s and Standard and Poor’s:

SVO Equivalents
SVO Class	Moody's	Standard and Poor's	% of Total Bond Portfolio
1	Aaa to A3	AAA to A-	94.37%
2	Baa to Baa3	BBB+ to BBB-	4.75%
3	Ba1 to Ba3	BB+ to BB-	0.30%
4	B1 to B3	B+ to B-	0.59%
5	Caa to Ca	CCC to C	0.00%
6	Caa to Ca	C1 to D	0.00%

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

The insurance subsidiaries’ fixed maturity securities include mortgage-backed bonds, primarily collateralized mortgage obligations (CMO’s), of $15.1 million and $13.1 million at December 31, 2006 and 2005 respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than were expected at the time of purchase. Securities that are purchased at a premium to par value and prepay faster than expected will incur a reduction in yield or loss. Securities that are purchased at a discount to par value and prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. In order to minimize risk associated with prepayments on collateralized mortgage obligations, the Company typically invests primarily in more predictable planned amortization class (PAC) structures of CMO’s and typically avoids investment in CMO’s priced at significant premiums above par value.

The results with respect to the foregoing investments are as follows:

	Year Ended December 31
	2006	2005	2004
Net investment income	$4,463	$3,964	$4,230
Average current yield on investments	4.4%	4.0%	4.4%
Total return on investments	6.6%	4.1%	6.2%
Net realized gains on investments (before taxes)	2,615	3,727	2,162
Changes in net unrealized gains on investments
(before income taxes)	$(366)	$(3,688)	$(339)

As of December 31, 2006, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

Maturity Schedule (Amounts in thousands)

Maturity	Available for sale	Held to Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,691	$-	$1,691	2.1%
Maturity in 1-5 years	15,366	2,709	18,075	22.1%
Maturity in 5-10 years	19,583	7,503	27,086	33.1%
Maturity after 10 years	26,340	8,552	34,892	42.7%
	$62,980	$18,764	$81,744	100.0%

It should be noted that the above table is maturities based on stated maturity. Due to call and prepayment features inherent in some debt securities, actual repayment will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk.

Liquidity and Capital Resources

Due to regulatory restrictions, the majority of the Company’s cash is required to be invested in investment-grade securities to provide ample protection for policyholders. The liabilities of the property and casualty insurance subsidiaries are of various terms and, therefore, those subsidiaries invest in securities with various maturities spread over periods usually not exceeding 10 years. The liabilities of the life insurance subsidiary are typically of a longer duration, and therefore, a higher percentage of securities in the life insurance subsidiary are invested for periods exceeding 10 years.

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

The National Security Group’s consolidated statement of cash flows indicates that operating activities provided (used) cash of $7,802,000, $(5,449,000), and $886,000 in 2006, 2005, and 2004, respectively. The significant increase in cash flow from operating activities in 2006 was primarily due to the improvement in underwriting results in the property and casualty subsidiaries. The negative cash flow from operations in 2005 was due to the significant increase in hurricane losses. Cash flow from operations in 2004 was also adversely impacted by the significant increase in hurricane claims associated with Hurricane Ivan.

The consolidated statement of cash flows also reflects a (decrease) increase in cash from financing activities of $(4,264,000), $4,934,000, and $(2,274,000), respectively. The decrease in cash flow from financing activities in 2006 reflects the reduction of debt held by Mobile Attic of $1,779,000 and the payment of shareholder dividends of $2,183,000. Cash flow from financing activities in 2005 reflects proceeds from a trust preferred securities offering of $9,279,000, repayment of Mobile Attic debt of $2,209,000 and payment of shareholder dividends of $2,134,000. Cash flow from financing activities in 2004 consists primarily of shareholder dividends of $2,084,000.

Contractual Obligations and Commitments

	Payments due by period
	($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$20,859	$11,580	$-	$-	$9,279
Property and casualty claim reserves	$12,498	$7,623	$3,998	$625	$252

Short term debt obligations consist of $2,171,000 held directly by the Company and $9,409,000 in debt held by Mobile Attic. The Company will most likely seek to refinance the $2,171,000 in debt at maturity. We do not foresee any issues arising that would prevent us from refinancing at rates comparable to what we are now paying. Should the negotiations to sell Mobile Attic materialize, the terms of the sale would include the assumption of Mobile Attic debt by the purchaser and the release of our guarantees of the debt. Otherwise, we expect that Mobile Attic will refinance its debt and we will remain guarantor of the debt until such time that Mobile Attic can obtain more favorable financing on its own.

Included in long term debt held directly by the Company is the issuance of $9,279,000 in subordinated debentures completed on December 15, 2005. The proceeds from the debentures were used to make a $6,000,000 capital infusion in the P&C subsidiary National Security Fire and Casualty with the remainder to be held for general corporate purposes. The subordinated debentures mature December 15, 2035. It is anticipated that principal payments will not be made until the expiration of the fixed rate period on the debt in 2015. For further discussion of the subordinated debentures please review Note 8 to the consolidated financial statements and Form 8-K filed December 12, 2005, which is incorporated herein by reference.

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

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. On December 31, 2006, the Company had no known impairments of assets or changes in operation, which would have a material adverse effect upon liquidity. Approximately 87% of the Company’s insurance subsidiary assets are invested in cash; investment grade fixed income securities, short-term investments and broadly traded equity securities, which are highly liquid. The values of these investments are subject to the conditions of the markets in which they are traded. Past fluctuations in these markets have had little effect on the liquidity of the Company. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

Except as discussed in Note 15 to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in Note 12 to the consolidated financial statements, in 2006, the amount that The National Security Group’s insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $934,000 in the life insurance subsidiary and $4,222,000 in the property/casualty insurance subsidiary. However, that condition poses no current short-term or long-term liquidity concerns for the parent company.

Off-Balance Sheet Arrangements

With the consolidation of 50% owned subsidiary The Mobile Attic, Inc., triggered by preexisting debt guarantees and the adoption of Financial Accounting Standards Board Interpretation 46 (FIN 46R), the Company has no off balance sheet arrangements.

Statutory Risk-Based Capital of Insurance Subsidiaries

The NAIC has adopted Risk-Based Capital (RBC) requirements for life/health and property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. State insurance regulators will use the RBC formula as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the company’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within levels, each of which requires corrective action.

The levels and ratios are as follows:

Ratio of Total Adjusted Capital to
Authorized Control Level RBC
Regulatory Event (Less Than or Equal to)
Company action level 2.0
Regulatory action level 1.5
Authorized control level 1.0
Mandatory control level 0.7

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group’s life/health and property/casualty insurance subsidiaries are all in excess of 6.2 to 1 at December 31, 2006.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $10.30 and $10.78 million at December 31, 2006 and 2005, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 11.7 and 13.3 at December 31, 2006 and 2005 respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $32.6 million and $27.2 million at December 31, 2006 and 2005, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 6.2 and 4.4 at December 31, 2006 and 2005 respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $9.0 million and $8.0 million at December 31, 2006 and 2005, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 21.8 and 17.4 at December 31, 2006 and 2005, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

Application of Critical Accounting Policies

Our consolidated financial statements are based upon the development and application of accounting policies that require management to make significant estimates and assumptions. Accounting policies may be based on (including but not limited to) GAAP authoritative literature, statutory authoritative literature, regulations and industry standards. The Company’s financial results would be directly impacted by changes in assumptions and judgments used to select and apply our accounting policies. It is management’s opinion that the following are some of the more critical judgment areas in regards to the application of our accounting policies and their affect on our financial condition and results of operations.

•Reinsurance Receivables

•Deferred Policy Acquisition Costs

•Deferred Taxes

•Valuation of Investments

•Reserves for losses and loss adjustment expense

•Recognition of Revenue

•Evaluation of Litigation

Reinsurance

As part of our risk management strategy we routinely cede risks associated with insurance policies we underwrite to reinsurers pursuant to contractual agreements. Reinsurance provides protection for individual loss occurrences, including catastrophes, to alleviate fluctuation in the results of our underwriting activities and to limit our net liability for individual risks. The estimated reinsurance recoverable on paid losses, including an estimate for losses incurred but not reported, and amounts paid to reinsurers applicable to unexpired terms of policies in force are reported as assets.

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

At December 31, 2006, the estimated reinsurance recoverable recorded was $2,242,000. The Company does not anticipate any issues with collection of the recorded amount.

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

NSFC and Omega generally reinsure with third parties any liability in excess of $225,000 on any single policy. In addition, the property and casualty subsidiaries have catastrophe excess reinsurance, which protects it in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 2006, the property and casualty subsidiaries had catastrophe protection up to a $42.5 million loss with a retention/deductible of $3 million. Based on an evaluation using actual NSFC and Omega exposures and catastrophe modeling based on a 250 year loss, that is a loss that has a less than ½ of 1% probability of occurring in any given year, the property and casualty subsidiaries would pay (pre-tax) approximately $7.7 million in losses and reinstatement and reinsurers would pay (pre-tax) $38.4 million.

For 2007, the property and casualty subsidiaries maintained catastrophe reinsurance protection in the amount of $42.5 million. However, due to continued increases in rates, we increased our deductible from $3,000,000 to $3,500,000. The increase in the catastrophe reinsurance rate for 2007 was 9%. In addition to the increase in rates, we are currently seeking to add an additional layer or reinsurance protection, increasing our total reinsurance coverage up to $47.5 million. This has become necessary to maintain protection based on changes in computer models given the increase in hurricane frequency and severity in 2004 and 2005. This will provide protection up to at least a 100 year “near term” event as depicted in catastrophe modeling results. The “near term” catastrophe modeling results reflect a predicted increase in storm activity given the current weather pattern and various factors projected to impact our weather patterns in the near term. We believe that maintaining protection to at least a 100 year near term event will be comparable with our past practice of maintaining catastrophe reinsurance protection up to a 250 year event under the previous models.

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

At December 31, 2006, we had recorded $7,922,000 as an asset for DAC in our financial statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, please see Note 1 to our financial statements.

Deferred Income Taxes

Deferred income taxes are created when there are differences between assets and liabilities for tax and financial reporting purposes, as well as tax credits, net operating losses and other carry forwards. SFAS 109 “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that all of the recorded deferred tax assets will not be realized in future periods. This standard requires management to exercise judgment in determining whether or not the deferred tax asset is realizable.

At December 31, 2006, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, please see Note 7 to our financial statements.

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

At December 31, 2006, there were no other-than-temporary impairments. For more information regarding valuation of investments, see Note 1 to our financial statements.

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

At December 31, 2006, the recorded liability for loss and loss and adjustment expense was $12,498,000. We believe this estimate of unpaid losses and loss adjustment expense to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 9 to our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk and default risk. The primary risk related to the Company’s equity portfolio is equity price risk.

Since the Company’s assets and liabilities are largely monetary in nature, the Company’s financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities, changes in the yield curve and equity pricing risks.

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $16.1 million. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S & P 500 Index decreased 10% from its December 31, 2006 value, the fair value of the Company’s common stock would decrease by approximately $1.5 million.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 1 in the consolidated financial statements presents additional disclosures concerning fair values of Financial Assets and Financial Liabilities, and is incorporated by reference herein.

The Company limits the extent of its market risk by purchasing securities that are backed by stable collateral; the majority of the assets are issued by U.S. government sponsored entities. Also, the majority of all of the subsidiaries’ CMO’s are Planned Amortization Class (PAC) bonds. PAC bonds are typically the lowest risk CMO’s, and provide greater cash flow predictability. Such securities with reduced risk typically have a lower yield, but higher liquidity, than higher-risk mortgage backed bonds. To reduce the risk of loss of principal should prepayments exceed expectations, the Company does not purchase mortgage backed securities at significant premiums over par value.

The Company’s investment approach in the equity markets is based primarily on a fundamental analysis of value. This approach requires the investment committee to invest in well managed, primarily dividend paying companies, which have a low debt to capital ratio, above average return on capital for a sustained period of time, and low volatility rating (beta) relative to the market. The dividends provide a steady cash flow to help pay current claim liabilities, and it has been the Company’s experience that by following this investment strategy, long term investment results have been superior to those offered by bonds, while keeping the risk of loss of capital to a minimum relative to the overall equity market.

As for shifts in investment allocations, the major shift has been a move away from corporate bonds and into government agency issues. Corporate spreads have remained extremely tight relative to agency securities. Due to the tight interest rate spreads, the investment committee has not felt compelled from a risk/reward standpoint to increase or maintain the allocation to corporate bonds. Corporate bonds compose just 12.4% of bond investments compared to over 11.8% last year. In contrast, government securities, primarily agency issues, compose 56.5% of bond investments compared to 58.5% last year. Collateralized mortgage obligations, which primarily consist of planned amortization class structures, now compose 18.7% of bond investment compared to 17.4% last year. The Company does not anticipate any further major shifts in fixed income investment allocations in the near future.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	36

Consolidated Statements of Income –
Years Ended December 31, 2006, 2005, and 2004	37

Consolidated Balance Sheets –
December 31, 2006 and 2005	38

Consolidated Statements of Shareholders’ Equity –
Years Ended December 31, 2006, 2005, and 2004	39

Consolidated Statements of Cash Flows –
Years Ended December 31, 2006, 2005, and 2004	40

Notes to Consolidated Financial Statements –
December 31, 2006	41

Financial Statement Schedules:

Schedule I. Summary of Investments –
December 31, 2006 and 2005	63

Schedule II. Condensed Financial Information of Registrant –
December 31, 2006 and 2005	64

Schedule III. Supplementary Insurance Information –
December 31, 2006, 2005, and 2004	68

Schedule IV. Reinsurance –
Years Ended December 31, 2006, 2005, and 2004	69

All other Schedules are not required under related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The National Security Group, Inc.

Elba, Alabama

We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at page 34. These consolidated financial statements and schedules are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Barfield, Murphy, Shank & Smith, P.C.

Birmingham, Alabama

March 28, 2007

CONSOLIDATED STATEMENTS OF INCOME

	(Dollars in thousands
	except per share amounts)
	Year Ended December 31,
	2006	2005	2004
REVENUES
Net premiums earned	$58,874	$53,563	$52,985
Net investment income	4,463	3,964	4,230
Net realized investment gains	2,615	3,727	2,162
Net revenues from leasing operations	1,887	3,360	2,459
Other income	1,211	1,416	1,312
	69,050	66,030	63,148

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	37,996	38,241	35,067
Amortization of deferred policy acquisition costs	1,978	2,704	2,221
Commissions	8,921	8,987	8,646
General insurance expenses	9,141	7,911	8,608
Expenses from leasing operations	1,829	2,404	2,008
Insurance taxes, licenses and fees	1,729	2,243	2,018
Interest expense	1,837	1,140	727
	63,431	63,630	59,295

Income Before Income Taxes and Minority Interest	5,619	2,400	3,853

INCOME TAX EXPENSE
Current	1,907	531	482
Deferred	(349)	174	364
	1,558	705	846

Income Before Minority Interest	4,061	1,695	3,007

Loss (Income) of Minority Interest	189	(137)	106

Net Income	$4,250	$1,558	$3,113

EARNINGS PER COMMON SHARE
Net Income	$1.72	$0.63	$1.26

See accompanying notes to consolidated financial statements

The National Security Group, Inc.
CONSOLIDATED BALANCE SHEETS
	(Dollars in thousands)
	December 31,
ASSETS	2006	2005
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2006 - $18,172;
2005 - $18,204)	$18,764	$18,831
Fixed maturities available-for-sale, at estimated fair value (cost: 2006 - $62,980;
2005- $56,704)	61,935	56,124
Equity securities available-for-sale, at estimated fair value (cost: 2006 - $7,224
2005 - $6,374)	16,119	15,169
Receivable for securities	-	677
Mortgage loans on real estate, at cost	504	387
Investment real estate, at book value (accumulated depreciation: 2006 - $18; 2005 - $18)	4,154	3,842
Policy loans	845	793
Other invested assets	2,346	2,605
Short-term investments	508	699
Total Investments	105,175	99,127
Cash	1,106	2,350
Accrued investment income	786	701
Receivable from agents, less allowance for credit losses (2006 - $110; 2005 - $110)	3,098	2,663
Accounts receivable, less allowance for credit losses (2006 - $10; 2005- $48)	2,047	2,848
Inventory	447	1,238
Reinsurance recoverable	2,242	10,193
Deferred policy acquisition costs	7,922	6,567
Property and equipment, net	11,242	12,393
Other Assets	846	1,146
Total Assets	$134,911	$139,226
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$12,498	$19,511
Accident and health benefit and loss reserves	824	575
Life and annuity benefit and loss reserves	26,265	24,552
Unearned premiums	17,818	15,791
Policy and contract claims	412	351
Other policyholder funds	1,275	1,309
Short-term debt	11,580	-
Long-term debt	9,279	22,906
Accrued income taxes	1,205	99
Other liabilities	5,645	7,185
Deferred income tax	2,031	2,502
Total Liabilities	88,832	94,781
Contingencies	-	-
Minority interest	700	889
Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	5,616	5,860
Retained earnings	32,345	30,278
Total Shareholders' Equity	$45,379	$45,556
Total Liabilities and Shareholders' Equity	$134,911	$139,226

See accompanying notes to consolidated financial statements

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Paid-in
	Total	Income (Loss)	Earnings	Income	Stock	Capital

Balance at December 31, 2003	$45,872		$29,825	$8,629	$2,467	$4,951
Comprehensive income:
Net income for 2004	3,113	3,113	3,113	-	-	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of $1,483	(225)	(225)	-	(225)	-	-
Comprehensive income		2,888
Cash dividends ($0.845 per share)	(2,084)		(2,084)	-	-	-

Balance at December 31, 2004	46,676		30,854	8,404	2,467	4,951
Comprehensive loss:
Net income for 2005	1,558	1,558	1,558	-	-	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of $2,504	(2,544)	(2,544)	-	(2,544)	-	-
Comprehensive loss		(986)
Cash dividends ($0.865 per share)	(2,134)		(2,134)	-	-	-

Balance at December 31, 2005	43,556		30,278	5,860	2,467	4,951
Comprehensive income:
Net income for 2006	4,250	4,250	4,250	-	-	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of $1,845	(244)	(244)	-	(244)	-	-
Comprehensive income		4,006
Cash dividends ($0.885 per share)	(2,183)		(2,183)	-	-	-

Balance at December 31, 2006	$45,379		$32,345	$5,616	$2,467	$4,951

See accompanying notes to consolidated financial statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars in thousands)
	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$4,250	$1,558	$3,113

Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Change in accrued investment income	(85)	43	186
Change in reinsurance recoverable	7,951	(6,875)	(1,519)
Amortization of deferred policy acquisition costs	1,978	2,704	2,221
Change in receivable for securities	677	(677)	-
Net realized gains on investments	(2,615)	(3,727)	(2,162)
Change in accounts receivable	801	(2,103)	(265)
Change in inventory	791	(1,016)	(178)
Policy acquisition costs deferred	(3,333)	(3,054)	(2,621)
Change in prepaid reinsurance premiums	196	271	29
Depreciation expense and amortization/accretion	793	944	700
Change in policy liabilities and claims	(5,051)	8,073	3,396
Change in income tax payable	1,106	99	(1,486)
Change in deferred income taxes	349	174	362
Change in other liabilities	(1,540)	(691)	(1,246)
Loss (Gain) of minority interest	189	(137)	106
Other, net	1,345	(1,035)	250

Net cash provided by (used in) operating activities	7,802	(5,449)	886

Cash flows from investing activities:
Purchases of held-to-maturity securities	(1,484)	(1,193)	(19,379)
Purchases of available-for-sale securities	(24,396)	(23,037)	(4,933)
Proceeds from maturities of held-to-maturity securities	909	2,770	3,176
Proceeds from sales of available-for-sale securities	19,569	22,576	25,687
Proceeds from sales of real estate held for investment	838	189	124
Purchases of real estate held for investment	(821)	(2,451)	-
Purchase of other invested assets	-	-	(3,358)
Proceeds from sales of other invested assets	259	368	385
Net proceeds (purchases) from sale of short-term investments	191	(449)	50
Advances on policy loans, net	(52)	(22)	(41)
Purchase of property and equipment	(331)	(457)	(1,327)
Proceeds from sale of property and equipment	770	-	-
Capitalized software development costs	(234)	4,211	69

Net cash (used in) provided by investing activities	(4,782)	2,505	453

Cash flows from financing activities:
Proceeds from debt	-	9,279	243
Payments on debt	(2,047)	(2,209)	(328)
Change in other policyholder funds	(34)	(2)	(105)
Dividends paid	(2,183)	(2,134)	(2,084)

Net cash (used in) provided by financing activities	(4,264)	4,934	(2,274)

Net (decrease) increase in cash	(1,244)	1,990	(935)

Cash at beginning of year	2,350	360	1,295
Cash at end of year	$1,106	$2,350	$360

See accompanying notes to consolidated financial statements.

Note 1 - SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

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

NSIC is licensed in the states of Alabama, Florida, Georgia, Mississippi, South Carolina and Texas and was organized in 1947 to provide life and burial insurance policies to the homeservice market. Business is now produced by both company and independent agents. Primary products include ordinary life, accident and health, supplemental hospital, and cancer insurance products.

NSFC is licensed in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia. In addition NSFC operates on a surplus lines basis in Louisiana, Missouri, and Texas. NSFC operates in various property and casualty lines, the most significant of which are dwelling property fire and extended coverage, homeowners, mobile homeowners, ocean marine, nonstandard automobile physical damage and liability and nonstandard commercial auto liability.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are reserves for future policy benefits, losses and loss adjustment expenses and deferred policy acquisition costs. Actual results could differ from those estimates.

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Realized gains and losses on the sale of investments available-for-sale are determined using the specific-identification method.

Generally, realized gains and losses on sales of investments are recognized in net income using the specific identification method.

Mortgage loans and policy loans are stated at the unpaid principal balance of such loans. Investment real estate is reported at cost, less allowances for depreciation computed on the straight-line basis. Short-term investments are carried at cost, which approximates market value. Investments with other than temporary impairment in value are written down to estimated realizable values and losses recognized in the determination of net income.

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

Property and equipment is carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Significant cost incurred for internally developed software are capitalized and amortized over estimated useful lives of 3 years. Maintenance, repairs, and minor renovations are charged to expense as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method designed to amortize costs over estimated useful lives. Estimated useful lives range up to 40 years for buildings and from 3-8 years for electronic data processing equipment and furniture and fixtures.

(j)	Fair Value of Financial Instruments

The table below presents the carrying value and fair value of the Company’s financial instruments, as defined in accordance with applicable requirements. Fair values of the Company’s financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

	In Thousands of Dollars at December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets and related instruments
Debt and equity securities	$95,136	$94,545	$90,124	$89,497
Mortgage loans	504	504	387	387
Policy loans	845	845	793	793
Other invested assets	2,346	2,346	2,605	2,605

Liabilities and related instruments
Other policyholder funds	1,275	1,275	1,309	1,309
Long-term debt	20,859	20,859	22,906	22,906

(k)	Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash-on-hand, demand deposits with banks and overnight investments.

(l)	Revenue Recognition

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

Mobile Attic sold 5 individual franchise licenses during 2006 and 15 during 2005. Initial fees included in revenues for the years ended December 31, 2006 and 2005 were $300,000 and $625,000, respectively. Deferred revenue at December 31, 2006 and 2005 was $70,000 and $175,000, respectively, and

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

represents that portion of total revenues from franchises not yet open. There were two company-owned locations in operation during the years ended December 31, 2006 and 2005.

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

(n)	Policy Liabilities

The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2006	7% graded to 6%

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

Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,466,600 (2,466,600 in 2005 and 2004).

(q)	Reinsurance

In the normal course of business, NSFC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. In 2006, NSFC maintained catastrophe reinsurance protection for losses from a single catastrophic event with an upper limit of $42.5 million with a $3 million deductible and 5% coinsurance on reinsured losses up to $17.5 million.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for prospective reinsurance contracts are reported as prepaid reinsurance premiums and amortized over the remaining contract period. In the normal

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

The Company expenses advertising costs as incurred except for nondirect-response advertising costs, which are expensed the first time the advertising takes place. Advertising costs charged to expense were $446,000 for the year ended December 31, 2006 ($250,000 and $142,000 for the years ended December 31, 2005 and 2004, respectively). Advertising costs capitalized at December 31, 2005 were $192,000.

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

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At December 31, 2006 and 2005, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2006, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

(u)	Recently Issued Accounting Standards

During 2006, the Financial Accounting Standards Board (FASB) issued the following pronouncements:

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments eliminates the exception from applying SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to interests on securitized financial assets so similar instruments are accounted for similarly regardless of form. SFAS No. 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS No. 156, Accounting for Servicing of Financial Assets will require entities to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and allows a choice of either the amortization or fair value measurement method for subsequent measurement. The statement is effective for annual periods beginning after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods, financial disclosures, and transition. This interpretation is effective for fiscal

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation may have on its financial position or results of operations at the time it is adopted.

SFAS No. 157, Fair Value Measurements, changes the requirements for accounting and reporting of a change in accounting principle. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this statement at the time it is adopted.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans will require a company to recognize on a prospective basis an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its statement of financial position, to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and to recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur as a component of other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements of the statement are effective for fiscal years ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan or other postretirement plans and as a result the adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

In December 2005, the Company formed National Security Capital Trust I (the Trust), a statutory trust created under the Delaware Statutory Trust Act, for the sole purpose of issuing, in private placement transactions, $9 million of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $9.3 million of variable rate subordinated debentures issued by the Company. The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust. The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures. The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $9.005 million. The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE’s. The Trust is not consolidated

NOTE 2 – VARIABLE INTEREST ENTITIES – CONTINUED

because the Company is not the primary beneficiary of the trust. The Subordinated Debentures, disclosed in Note 8 are reported in the accompanying Consolidated Balance Sheet as a component of long-term debt. The Company’s equity investments in the Trust total $279,000 and are included in Other Assets.

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

Statutory net gains from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2006	2005	2004
NSIC - including realized capital (losses) gains of $561, $129, and $(56), respectively	$(1,580)	$(101)	$291
NSFC - including realized capital gains of $1,803, $3,098, and $1,847, respectively	$4,222	$729	$2,164
Omega - including realized capital gains of $180, $180, and $35, respectively	$621	$645	$667

Statutory risk-based adjusted capital:
NSIC - including AVR of $ 955, $845, and $1,153, respectively	$10,298	$10,776	$11,451
NSFC	$32,583	$27,209	$23,766
Omega	$9,038	$8,016	$7,573

The above amounts exclude allocation of overhead from the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands)
	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$11,521	$39	$133	$11,427
Obligations of states and political subdivisions	5,650	23	92	5,581
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	45,809	60	942	44,927
Total fixed maturities	62,980	122	1,167	61,935
Equity securities	7,224	9,261	366	16,119

Total	$70,204	$9,383	$1,533	$78,054

Held-to-maturity securities:
Corporate debt securities	$244	$6	$-	$250
Obligations of states and political subdivisions	2,787	22	54	2,755
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	15,733	11	577	15,167

Total	$18,764	$39	$631	$18,172

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$8,958	$148	$121	$8,985
Obligations of states and political subdivisions	6,519	134	101	6,552
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	41,227	114	754	40,587
Total fixed maturities	56,704	396	976	56,124
Equity securities	6,374	9,192	397	15,169

Total	$63,078	$9,588	$1,373	$71,293

Held-to-maturity securities:
Obligations of states and political subdivisions	$244	$-	$47	$197
U.S. Treasury securities and obligations of	2,280	7	66	2,221
U.S. government corporations and agencies
	16,307	9	530	15,786

Total	$18,831	$16	$643	$18,204

NOTE 4 - INVESTMENT SECURITIES – CONTINUED

The amortized cost and aggregate fair value of debt securities at December 31, 2006, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$1,691	$1,682
Due after one year through five years	15,366	15,228
Due after five years through ten years	19,583	19,24
Due after ten years	26,340	25,777

Total	$62,980	$61,935

Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	2,709	2,647
Due after five years through ten years	7,503	7,249
Due after ten years	8,552	8,276

Total	$18,764	$18,172

For 2006, gross gains of $2,637,000 ($3,793,000 for 2005 and $2,219,000 for 2004) and gross losses of $86,000 ($66,000 for 2005 and $130,000 for 2004) were realized on sales of available-for-sale-securities.

A summary of securities available-for-sale with unrealized losses as of December 31, 2006 and 2005 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands) December 31, 2006
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$7,780	$133	$7,780	$133	22
Obligations of state and
political subdivisions	-	-	4,817	92	4,817	92	19
U.S. Treasury securities and
obligations of U.S. government	-	-	-	-	-	-	-
corporations and agencies	-	-	40,056	942	40,056	942	97
Equity securities	-	-	1,571	366	1,571	366	9
	$-	$-	$54,224	$1,533	$54,224	$1,533	147

NOTE 4 - INVESTMENT SECURITIES – CONTINUED

	(Dollars in thousands) December 31, 2005
	Less than 12 months		12 months or longer			Total
		Gross			Gross		Gross	Total
	Fair	Unrealized	Fair		Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value		Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$3,562		$121	$3,562	$121	16
Obligations of state and
political subdivisions	-	-	3,424		101	3,424	101	17
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	33,426		754	33,426	754	78
Equity securities	-	-	998		397	998	397	7
	$-	$-	$41,410	$	$ 1,373	$41,410	$1,373	118

A summary of securities held-to-maturity with unrealized losses as of December 31, 2006 and 2005 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands) December 31, 2006
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$-	$-	$-	$-	-
Obligations of state and
political subdivisions	-	-	2,222	54	2,222	54	8
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	14,490	577	14,490	577	43
	$-	$-	$16,712	$631	$16,712	$631	51

	(Dollars in thousands) December 31, 2006
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$244	$47	$244	$47	1
Obligations of state and
political subdivisions	-	-	2,078	66	2,078	66	8
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	15,203	530	15,203	530	43
	$-	$-	$17,525	$643	$17,525	$643	52

NOTE 4 - INVESTMENT SECURITIES – CONTINUED

All unrealized losses are reviewed to determine whether the losses are other than temporary.  Factors considered include whether the securities are backed by the U.S. Government or its agencies and concerns surrounding the recovery of full principal.  Management believes the unrealized losses are market driven and no ultimate loss will occur.

NOTE 5 - NET INVESTMENT INCOME

Major categories of investment income are summarized as follows:

	(Dollars in thousands)
	Year ended December 31,
	2006	2005	2004
Fixed maturities	$3,706	$3,505	$3,704
Equity securities	333	408	503
Mortgage loans on real estate	28	22	18
Investment real estate	60	23	15
Policy loans	58	56	2
Other, principally short-term investments	399	95	223
	4,584	4,109	4,465
Less: Investment expenses	121	145	235
Net investment income	$4,463	$3,964	$4,230
An analysis of investment gains follows:	Year ended December 31,
	2006	2005	2004
Net realized investment gains:
Fixed maturities	$99	$132	$431
Other, principally equity securities	2,516	3,595	1,731
	$2,615	$3,727	$2,162

An analysis of the net increase in unrealized appreciation on available-for-sale securities follows:

	Year ended December 31,
	2006	2005	2004

Net decrease in unrealized appreciation on available-
for-sale securities before deferred tax	$(366)	$(3,689)	$(339)
Deferred income tax	122	1,145	114

Net decrease in unrealized appreciation on available-
for-sale securities	$(244)	$(2,544)	$(225)

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	(Dollars in Thousands)
	2006	2005
Building and improvements	$1,957	$1,945
Electronic data processing equipment	2,093	2,027
Leasing equipment	9,932	10,955
Furniture and fixtures	1,021	1,098
	15,003	16,025
Less accumulated depreciation	3,761	3,632
	$11,242	$12,393

Depreciation expense for the year ended December 31, 2006 was $743,000 ($905,000 for the year ended December 31, 2005 and $805,000 for the year ended December 31, 2004).

NOTE 7 - INCOME TAXES

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Year ended December 31,
	2006	2005	2004

Federal income tax rate applied to pre-tax income	$1,910	$816	$1,310
Dividends received deduction and tax-exempt interest	(149)	(183)	(196)
Other, net	(203)	72	(268)

Federal income tax expense	$1,558	$705	$846

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

NOTE 7 - INCOME TAXES – CONTINUED

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

	(Dollars in Thousands)
	December 31,
	2006	2005
General insurance expenses	$707	$1,233
Unearned premiums	1,212	1,061
Claim liabilities	243	255
Policy liabilities	-	70
Deferred tax assets	2,162	2,619
Depreciation	(216)	(534)
Deferred policy acquisition costs	(1,745)	(2,233)
Unrealized gains on securities available-for-sale	(2,232)	(2,354)
Deferred tax liabilities	(4,193)	(5,121)

Net deferred tax liability	$(2,031)	$(2,502)

The appropriate income tax effects of changes in temporary differences are as follows:

	Year ended December 31,
	2006	2005	2004

Deferred policy acquisition costs	$(488)	$117	$138
Policy liabilities	70	70	69
Unearned premiums	(151)	(88)	(65)
General insurance expenses	526	(55)	(71)
Depreciation	(318)	86	313
Claim liabilities	12	44	(20)
	$(349)	$174	$364

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus". The aggregate balance in this account, $3,720,000 at December 31, 2006, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for

1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred income tax liability not recognized is approximately $1,270,000 at December 31, 2006.

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt consisted of the following as of December 31, 2006 and December 31, 2005:

	2006	2005

Note payable to bank with an interest rate based on LIBOR (8.10% at December 31, 2006 and 7.12% at December 31, 2005) dated March, 2002; maturity March, 2007. Payments of $112,953 due quarterly with balloon payment at maturity. Unsecured	$2,171	$-

Note payable to bank with an interest rate based on prime minus 25 basis points (8.00% at December 31, 2006 and 7.00% at December 31, 2005) dated June, 2004; maturity June, 2007. Interest payments due quarterly. Secured by $9,005 of leasing equipment.	9,409	-
	$11,580	$-

Long-term debt consisted of the following as of December 31, 2006 and December 31, 2005:

	(Dollars in thousands)
	2006	2005

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. Unsecured	$9,279	$9,279

Note payable to bank with an interest rate based on LIBOR (7.12% at December 31, 2005) dated March, 2002; maturity March, 2007. Payments of $112,953 due quarterly with balloon payment at maturity. Unsecured	-	2,439

Note payable to bank with an interest rate based on prime minus 25 basis points (7.00% at December 31, 2005) dated June, 2004; maturity June, 2007. Interest payments due quarterly. Secured by Mobile Attic leasing equipment.	-	11,188
	$9,279	$22,906

Aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2006 are as follows (dollars in thousands): 2007-$11,580; 2008-$0; 2009-$0; 2010-$0 and 2011-$0. The remaining $9,279 is due in 2035.

The subordinated debentures (debentures) have the same maturities and other applicable terms and features as the associated trust preferred securities (TPS). The debentures bear a fixed interest rate until December 15, 2015. Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or any time the debentures are in default. All have stated maturities of thirty years but may be redeemed at any time following the tenth anniversary of issuance. None of the securities require the Company to maintain minimum financial covenants. The Company has guaranteed that amounts paid to the Trust (discussed in Note 2) will be remitted to the holders of the associated TPS. This guarantee, when taken together with the obligations of the Company under the

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT – CONTINUED

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

NOTE 9 - POLICY AND CLAIM RESERVES

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense for the years ended December 31:

	(Dollars in thousands)
	2006	2005	2004
Claims and claim adjustment expense
reserves at beginning of year	$19,511	$13,094	$11,343
Less reinsurance recoverables on
unpaid losses	8,560	2,611	1,232
Net balances at beginning of year	10,951	10,483	10,111
Provision for claims and claim adjustment
expenses for claims arising in current year	32,311	36,660	32,702
Estimated claims and claim adjustment
expenses for claims arising in prior years	1,092	(1,599)	(1,091)
Total increases	33,403	35,061	31,611
Claims and claim adjustment expense
payments for claims arising in:
Current year	26,056	29,168	25,837
Prior years	7,583	5,425	5,402
Total payments	33,639	34,593	31,239
Net balance at end of year	10,715	10,951	10,483
Plus reinsurance recoverables on
unpaid losses	1,783	8,560	2,611
Claims and claim adjustment expense
reserves at end of year	$12,498	$19,511	$13,094

The provision for claims and claim adjustment expenses for prior years (net of reinsurance recoveries) increased in 2006 primarily due to adverse development related to significant storm related losses in a concentrated coverage area in December of 2005 with the ultimate settlement of these claims exceeding preliminary estimates and due to adverse development of a single commercial auto policy with a loss occurring in 2004 and increases in reserves on these claims were made in late 2006. The provision for claims and claim adjustment expenses for prior years (net of reinsurance recoveries) decreased in 2005 and 2004 because of lower-than-anticipated losses primarily in homeowners and dwelling fire lines of business. As a result of changes in estimates of insured events in prior years, the provision for claims and claim adjustment expenses (net of reinsurance recoveries) decreased in 2005 by an additional $500,000.

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2006, the Company’s estimate of unpaid losses and adjustment

NOTE 9 - POLICY AND CLAIM RESERVES – CONTINUED

expenses for hurricane related claims incurred in prior years totaled $1 million. Because all remaining outstanding claims are covered by the companies reinsurance contract, net outstanding losses to the Company total less than $10,000 including an allowance for estimated incurred but not reported losses.

NOTE 10 – REINSURANCE

The Company’s insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term. Property and casualty reinsurance is placed on both a quota-share and excess of loss basis. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of reinsurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvencies. At December 31, 2006, reinsurance receivables with a carrying value of $175,000 ($233,000 at December 31, 2005) and prepaid reinsurance premiums of $16,000 ($196,000 at December 31, 2005) were associated with a single reinsurer. The amounts of recoveries pertaining to reinsurance contracts that were deducted from losses incurred during 2006, 2005 and 2004 were approximately $7,525,000, $32,613,000, and $11,284,000, respectively. The Company did not incur any losses from an event occurring in 2006. Amounts reported as ceded incurred losses in 2006 were due to development of losses from prior year catastrophic losses primarily associated with assessments from the Mississippi Windstorm Underwriting Association stemming from losses associated from Hurricane Katrina in 2005. This assessment, while increasing gross losses, was covered by the Company’s catastrophe reinsurance contract and no net losses were incurred due to this adverse development. The significant increase in recoveries pertaining to reinsurance contracts in 2005 compared to prior years was due to reinsurance associated with losses incurred from Hurricanes Katrina and Rita.

NOTE 10 – REINSURANCE – CONTINUED

The effect of reinsurance on premiums written and earned was as follows:

	(Dollars in Thousands)
	2006
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$6,476	$6,592	$58,712	$56,669
Assumed	-	-	-	-
Ceded	(42)	(42)	(4,165)	(4,345)
Net	$6,434	$6,550	$54,547	$52,324

	2005
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$6,148	$6,280	$54,692	$53,718
Assumed	-	-	-	-
Ceded	(46)	(46)	(6,117)	(6,389)
Net	$6,102	$6,234	$48,575	$47,329

	2004
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$6,176	$6,200	$47,870	$51,618
Assumed	-	-	-	-
Ceded	(27)	(27)	(4,835)	(4,806)
Net	$6,149	$6,173	$43,035	$46,812

NOTE 11 - EMPLOYEE BENEFIT PLAN

In 1989, the Company and its subsidiaries established a retirement savings plan (401K Plan) and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees who have completed six months of service at January 1 or July 1 are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for 2006, 2005, and 2004 amounted to $314,000, $217,000, and $189,000, respectively. The Company contributes matching contributions up to 5% of compensation subject to government limitations.

In 1987, the Company established a non-qualified deferred compensation plan for its Board of Directors. The Board members had an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award. Costs of the deferred compensation plan for 2006, 2005, and 2004 amounted to approximately $198,000, ($259,000), and $208,000, respectively. The directors’ non-qualified deferred compensation plan was frozen on December 31, 2004, and deferrals are no longer allowed. No deferrals of directors’ fees were allowed in 2005 prior to adoption of a new non-qualified plan. A new non-qualified plan became effective January 1, 2006 under which directors are allowed to defer all or a portion of directors’ fees into various investment options.

NOTE 12 - REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2006, NSIC’s retained earnings unrestricted for the payment of dividends in 2007 amounted to $934,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2006, NSFC’s retained earnings unrestricted for the payment of dividends in 2007 amounted to $4,222,000.

At December 31, 2006, securities with market values of $3,827,000 ($3,780,000 at December 31, 2005) were deposited with various states pursuant to statutory requirements.

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

NOTE 14 - INDUSTRY SEGMENTS

The Company and its subsidiaries operate primarily in the insurance industry. Premium revenues and operating income by industry segment for the years ended December 31, 2006, 2005 and 2004 are summarized below:

(Dollars in thousands)
	Total	P&C Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2006
Revenues
Net premiums earned	$58,874	$52,324	$6,550	$-
Net investment income	4,463	2,591	1,785	87
Net realized investment gains	2,615	1,983	582	50
Net revenues from leasing operations	1,887	-	-	1,887
Other income (loss)	1,211	1,208	2	1
	$69,050	$58,106	$8,919	$2,025

Income (loss) before income taxes:	$7,456	$9,282	$(1,741)	$(85)
Interest expense	1,837	-	83	1,754
	$5,619	$9,282	$(1,824)	$(1,839)

Assets	$134,911	$75,893	$45,247	$13,771

Amortization of deferred policy aquisition costs	$1,978	$2,478	$(500)	$-

Depreciation expense	$743	$245	$136	$362

Capital expenditures	$938	$643	$268	$27

NOTE 14 - INDUSTRY SEGMENTS – CONTINUED

(Dollars in thousands)
	Total	P&C Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2005
Revenues
Net premiums earned	$53,563	$47,329	$6,234	$-
Net investment income	3,964	2,323	1,619	22
Net realized investment gains	3,727	3,278	215	234
Net revenues from leasing operations	3,360	-	-	3,360
Other income (loss)	1,416	1,364	52	-
	$66,030	$54,294	$8,120	$3,616

Income (loss) before income taxes:	$3,540	$2,698	$(271)	$1,113
Interest expense	1,140	15	114	1,011
	$2,400	$2,683	$(385)	$102

Assets	$139,226	$74,967	$45,565	$18,694

Amortization of deferred policy aquisition costs	$2,704	$2,256	$448	$-

Depreciation expense	$905	$100	$347	$458

Capital expenditures	$457	$18	$321	$118

NOTE 14 - INDUSTRY SEGMENTS – CONTINUED

(Dollars in thousands)
	Total	P&C Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2004
Revenues
Net premiums earned	$52,985	$46,812	$6,173	$-
Net investment income	4,230	2,315	2,013	(98)
Net realized investment gains	2,162	1,881	276	5
Net revenues from leasing operations	2,459	-	-	2,459
Other income (loss)	1,312	1,325	9	(22)
	$63,148	$52,333	$8,471	$2,344

Income (loss) before income taxes:	$4,580	$4,224	$216	$140
Interest expense	727	-	30	697
	$3,853	$4,224	$186	$(557)

Assets	$128,631	$65,462	$45,947	$17,222

Amortization of deferred policy aquisition costs	$2,221	$2,115	$106	$-
Depreciation expense	$805	$188	$173	$444

Capital expenditures	$1,327	$130	$663	$534

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

On December 12, 2005, the United States District court for the Middle District of Alabama (the “Court”) entered an order preliminarily approving a proposed settlement of a case pending against a subsidiary of the Company styled Mary W. Williams, et al v. National Security Insurance Company (“Williams Litigation”) and preliminarily certifying such case as a class action.  The Williams Litigation related primarily to claims that a subsidiary of the Company sold industrial burial insurance policies to racial minorities on which it charged higher premiums or provided inferior benefits than premiums charged to or policy benefits provided to similarly situated non-minority policyholders.  The Company’s subsidiary has not sold industrial burial insurance for more than 20 years.  Following a fairness hearing held on August 22, 2006, the Court, in an order dated August 30, 2006, granted final approval to the proposed settlement.  The effective date of the settlement was September 30, 2006, with an implementation date of December 29, 2006.  The settlement provided for the Company’s subsidiary to, among other matters, provide additional policyholder benefits, including premium adjustments and benefit enhancements on existing policies and additional benefits on matured policies and pay attorneys fees.  The Company had previously established litigation reserves with respect to this matter and had taken a policy reserve charge with respect to adjustments to the subject policies that were voluntarily made in 2000. The remaining costs associated with this settlement, including costs associated with prospective enhancements, are fully reflected in the attached financial statements for the period ending December 31, 2006.  The class, as certified, did not permit any class

NOTE 15 – CONTINGENCIES - CONTINUED

members to opt out of the settlement and enjoined all similar litigation against the Company’s subsidiary.  In the settlement, the Company’s subsidiary denied all claims and allegations made in the lawsuit.

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

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during 2006 was $1,846,000 ($1,139,000 in 2005 and, $645,000 in 2004). Cash paid for income taxes in 2006 was $300,000 ($400,000 in 2005 and $2,000,000 in 2004). Noncash investing activities in 2006 and 2005 included converting $551,000 and $276,000, respectively, of storage units from furniture and equipment into inventory. Noncash investing activities in 2006 also included converting $746,000 of storage units from inventory into furniture and equipment.

NOTE 17 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006, 2005 and 2004 the Company’s affiliate Mobile Attic acquired $2,861,000; $2,632,000; and $1,389,000, respectively, of equipment from Cash Brothers Leasing, Inc. (Cash Brothers).  The principal owners of Cash Brothers are also stockholders in Mobile Attic.  Cash Brothers is also a distributor of the mobile storage units.  During 2006, 2005 and 2004 Mobile Attic paid $36,000; $103,000; and $100,000, respectively, in commissions to Cash Brothers.  At December 31, 2006 and 2005, Mobile Attic had accrued expenses due Cash Brothers of $10,000 and $16,000, respectively.

Mobile Attic also acquired $4,213,000 and $4,977,000 of equipment from Bridgeville Trailers during the years ended December 31, 2006 and 2005, respectively.  Two of the majority shareholders of Bridgeville Trailers each own 25% of Mobile Attic.

NOTE 18 – SUBSEQUENT EVENT

The Company has entered into discussions with a party regarding the sale of its interest in Mobile Attic, Inc.  The terms of the agreement have yet to be finalized but the consummation of an agreement would be contingent upon a provision to release the Company from any existing debt guarantees of Mobile Attic and consequently an elimination of the requirement to consolidate Mobile Attic under the provisions of FIN 46R.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
(Dollars in Thousands)

	December 31, 2006			December 31, 2005

			Amount per			Amount per
		Fair	the Balance		Fair	The Balance
	Cost	Value	Sheet	Cost	Value	Sheet
Securities Held to Maturity:

United States government	$15,733	$15,167	$15,733	$16,307	$15,788	$16,307
States, municipalities and
political subdivisions	2,787	2,755	2,787	2,280	2,220	2,280
Public Utilities	-	-	-	-	-	-
Industrial and Miscellaneous	244	250	244	244	196	244
Total Securities Held to Maturity.	$18,764	$18,172	$18,764	$18,831	$18,204	$18,831

Securities Available for Sale:

Equity Securities:
Public utilities	$156	$424	$424	$314	$724	$724
Banks and insurance companies	1,819	3,809	3,809	911	2,942	2,942
Industrial and all other	5,249	11,886	11,886	5,150	11,503	11,503
Total equity securities	$7,224	$16,119	$16,119	$6,375	$15,169	$15,169

Debt Securities:
United States government	$45,810	$44,927	$44,927	$41,227	$40,587	$40,587
States, municipalities and
political subdivisions	5,649	5,581	5,581	6,519	6,552	6,552
Public Utilities	1,649	1,649	1,649	398	405	405
Industrial and Miscellaneous	9,872	9,778	9,778	8,560	8,580	8,580
Total Debt Securities	$62,980	$61,935	$61,935	$56,704	$56,124	$56,124

Total Available for Sale	$70,204	$78,054	$78,054	$63,079	$71,293	$71,293

Total Securities	$88,968	$96,226	$96,818	$81,910	$89,497	$90,124
Receivable for securities	-	-	-	677	-	677
Note Receivable From Affiliate	-	-	-	-	-	-
Mortgage loans on real estate	504	-	504	387	-	387
Investment real estate	4,154	-	4,154	3,842	-	3,842
Policy loans	845	-	845	793	-	793
Other invested assets	2,346	-	2,346	2,605	-	2,605
Short term investments	508	-	508	699	-	699
Total investments	$97,325	$96,226	$105,175	$90,913	$89,497	$99,127

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2006	2005
Assets
Cash	$144	$2,952
Investment in subsidiaries (equity method)
eliminated upon consolidation	54,523	51,470
Other assets	3,424	2,025

Total Assets	$58,091	$56,447

Liabilities and Shareholders' Equity
Accrued general expenses	$1,262	$1,174
Notes payable	11,450	11,717

Total Liabilities	$12,712	$12,891

Total Shareholders' Equity	$45,379	$43,556

Total Liabilities and Shareholders' Equity	$58,091	$56,447

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Income
From subsidiaries-eliminated upon consolidation
Dividends	$1,500	$2,500	$2,800
Other income	414	395	381
	1,914	2,895	3,181

Expenses
State taxes	$2	$24	$7
Other expenses	1,434	483	722
	$1,436	$507	$729
Income before income taxes and equity in
undistributed earnings of subsidiaries	$478	$2,388	$2,452
Income tax expense (benefit)	(475)	105	(357)

Income before equity in undistributed earnings
of subsidiaries	$953	$2,283	$2,809
Equity in undistributed (losses) earnings of subsidiaries	3,297	(725)	304

Net income	$4,250	$1,558	$3,113

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$4,250	$1,558	$3,113
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(3,297)	725	(304)
Change in other assets	(1,399)	(321)	(24)
Change in other liabilities	88	(246)	105
Net cash (used in) provided by
operating activities	$(358)	$1,716	$2,890

Cash flows from investing activities:
Capital contribution to subsidiary	$-	$(6,000)	$-
Net cash (used in)
investing activities	$-	$(6,000)	$-

Cash flows from financing activities:
Proceeds from notes payable	$-	$9,279	$-
Payments on notes payable	(267)	(572)	(328)
Cash dividends	(2,183)	(2,134)	(2,084)
Net cash provided by (used in)
financing activities	$(2,450)	$6,573	$(2,412)

Net increase (decrease) in cash and cash equivalents	$(2,808)	$2,289	478

Cash at beginning of year	$2,952	$663	$185

Cash at end of year	$144	$2,952	$663

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Information of Registrant

Note 1-Basis of Presentation
Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed
Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that this Condensed Financial Information be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the
Registrant's Annual Report as referenced in Form 10-K, Part II, Item 8, page 36.

Note 2-Cash Dividends from Subsidiaries
Dividends of $1.5 million in 2006, $2.5 million in 2005, and $2.8 million in 2004 were paid to the
Registrant by its subsidiaries.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
(Amounts in thousands)

				Deferred	Future
				Acquisition	Policy	Unearned
				Costs	Benefits	Premiums
At December 31, 2006:
Life and accident and health insurance				$4,649	$27,501	$-
Property and casualty insurance				3,273	-	17,818
Total				$7,922	$27,501	$17,818

At December 31, 2005:
Life and accident and health insurance				$4,089	$25,478	$-
Property and casualty insurance				2,478	-	15,791
Total				$6,567	$25,478	$15,791

At December 31, 2004:
Life and accident and health insurance				$3,961	$24,834	$-
Property and casualty insurance				2,256	-	14,779
Total				$6,217	$24,834	$14,779

					Commissions,
				Benefits,	Amortization	General
				Claims,	of Deferred	Expenses,
		Net		Losses and	Policy	Taxes,
	Premium	Investment	Other	Settlement	Acquisition	Licenses
	Revenue	Income	Income	Expenses	Costs	and Fees
For the year ended December 31, 2006:
Life and accident and health insurance	$6,550	$1,785	$2	$5,535	$918	$4,291
Property and casualty insurance	52,234	2,591	1,208	32,461	9,981	6,380
Other	-	87	1	-	-	3,865
Total	$58,784	$4,463	$1,211	$37,996	$10,899	14,536

For the year ended December 31, 2005:
Life and accident and health insurance	6,234	1,619	52	3,904	1,833	$3,525
Property and casualty insurance	47,329	2,323	1,364	34,337	9,858	6,657
Other	-	22	-	-	-	3,516
Total	53,563	3,964	1,416	38,241	11,691	$13,698

For the year ended December 31, 2004:
Life and accident and health insurance	$6,173	$2,013	$9	$4,130	$1,578	$3,268
Property and casualty insurance	46,812	2,315	1,325	30,937	9,289	6,909
Other	-	(98)	(22)	-	-	3,184
Total	$52,985	$4,230	$1,312	$35,067	$10,867	$13,361

Note: Investment income and other operating expenses are reported separately by segment and not allocated.

THE NATIONAL SECURITY GROUP, INC
SCHEDULE IV REINSURANCE (CONSOLIDATED)
(Amounts in thousands)

					Percentage
		Ceded	Assumed		of Amount
	Gross	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2006
Life insurance in force	$228,257	$11,076	$-	$217,181	0.00%

Premiums:
Life insurance and accident and health insurance	6,592	42	-	6,550	0.00%
Property and casualty insurance	56,669	4,345	-	52,324	-

Total premiums	$63,261	$4,387	$-	$58,874	0.00%

For the year ended December 31, 2005:
Life insurance in force	$217,152	$13,541	$-	$203,611	0.00%

Premiums:
Life insurance and accident and health insurance	6,280	46	-	6,234	0.00%
Property and casualty insurance	53,718	6,389	-	47,329	-

Total premiums	$59,998	$6,435	$-	$53,563	0.00%

For the year ended December 31, 2004:
Life insurance in force	$186,474	$8,441	$-	$178,033	0.00%

Premiums:
Life insurance and accident and health insurance	6,200	27	-	6,173	0.00%
Property and casualty insurance	51,676	4,864	-	46,812	-

Total premiums	$57,876	$4,891	$-	$52,985	0.00%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Company management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

The National Security Group, Inc., as a non-accelerated filer, must be in compliance with Section 404 of The Sarbanes-Oxley Act for yearend 2007. Management is currently performing documentation procedures in a preliminary assessment on internal controls over financial reporting in order to document and evaluate the current controls in place in order to form a basis for future testing required for compliance with Section 404 of the Sarbanes-Oxley Act. In the past, management has relied on existing controls although said controls may not have been in unabridged written form.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

JACK E. BRUNSON (50) has served as a director since 1999 and as President of the Fire Company since 1997. He also serves on the Boards of Directors of the Fire Company and Omega One. He joined the Company in 1982. Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (48) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He also holds the position of President of the Life Company. He joined the Company in 1983. Mr. Brunson is also a director of the Fire Company, NATSCO, the Life Company, Omega One and The Mobile Attic, Inc. Mr. Brunson is a member of the Alabama State Bar.

MICKEY L. MURDOCK (64) has served as a director since 1976 and as Chief Operating Officer and Senior Vice President. From 1982 to 2002 he served as Chief Financial Officer and Treasurer of the Company. Prior to that time, he served as Vice President and Controller of the Company. He joined the Company in 1970. Mr. Murdock is also a Director of the Life Company, the Fire Company, Omega One, NATSCO, and The Mobile Attic, Inc. Mr. Murdock is a Certified Public Accountant.

BRIAN R. MCLEOD (38) currently serves as Vice President, Chief Financial Officer and Treasurer of the Company. From 1992-2002 he served as controller. He joined the Company in 1992. Mr. McLeod is also a Director of the Life Company, the Fire Company, Omega One, NATSCO, and The Mobile Attic, Inc. Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama. Mr. McLeod is a Certified Public Accountant.

The information contained on pages 4-5 of The National Security Group’s Proxy Statement dated March 29, 2007, with respect to directors of the Company and Corporate Governance, is incorporated herein by reference in response to this item.

The information contained on page 6 of The National Security Group’s Proxy Statement dated March 29, 2007, with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained on page 14 of The National Security Group’s Proxy Statement dated March 29, 2007, with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained on pages 9-11 of The National Security Group’s Proxy Statement dated March 29, 2007, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained on page 7 of The National Security Group’s Proxy Statement dated March 29, 2007, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information contained on page 8 of The National Security Group’s Proxy Statement dated March 29, 2007, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information contained on page 8 of The National Security Group’s Proxy Statement dated March 29, 2007, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 beginning on page 35:

• Report of Independent Registered Public Accounting Firm

• Consolidated Statements of Income

• Consolidated Balance Sheets

• Consolidated Statements of Shareholders’ Equity

• Consolidated Statements of Cash Flows

• Consolidated Notes to the Financial Statements

2. Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

1.	Exhibits filed as part of this Form 10-K:

3.	Amended Certificate of Incorporation filed with the Secretary of State of Delaware on August 2, 2004 and By-Laws.

11.	Computation of Earnings Per Share Filed Herewith, See Note 1 to Consolidated Financial
Statements

14.	Code of Ethics, see additional information on page 9 of this report.

21.	Subsidiaries of the registrant.

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

32.1.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the

Sarbanes Oxley Act of 2002

(b)		During the last fiscal quarter of the period covered by this Report, the Company filed the following Current Reports on Form 8-K:
Date of Report	Date Filed	Description

November 10, 2006	November 13, 2006	Press release, dated November 13, 2006, issued by The National Security Group, Inc.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NATIONAL SECURITY GROUP, INC.

/s/ Brian R. McLeod	/s/ William L. Brunson, Jr.

Brian R. McLeod	William L. Brunson, Jr.
Chief Financial Officer and	President, Chief Executive
Treasurer

Date: March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 28, 2007.

SIGNATURE

/s/ Winfield Baird	/s/ Mickey L. Murdock
/s/ Carolyn Brunson	/s/ Donald Pittman
/s/ Jack E. Brunson	/s/ Fleming Brooks
/s/ William L. Brunson, Jr.	/s/ Paul C. Wesch
/s/ Fred D. Clark, Jr.	/s/ L. Brunson White
/s/ Frank B. O’Neil	/s/ Walter P. Wilkerson

Certification Chief Executive Officer	The National Security Group, Inc.

Exhibit 31.1

Certification Chief Executive Officer	The National Security Group, Inc.

CERTIFICATION

I, William L. Brunson, Jr. certify that:

1.	I have reviewed this annual report on Form 10-K of The National Security Group, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 28, 2007	/s/ William L. Brunson, Jr.

Name: William L. Brunson, Jr. Title: Chief Executive Officer

Certification Chief Financial Officer	The National Security Group, Inc.

Exhibit 31.2

CERTIFICATION

I, Brian R. McLeod, certify that:

1.	I have reviewed this annual report on Form 10-K of The National Security Group, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 28, 2007	/s/ Brian R. McLeod, CPA

Name: Brian R. McLeod, CPA Title: Chief Financial Officer

Certification Chief Executive Officer	The National Security Group, Inc.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2007	/S/ William L. Brunson Jr.

Name: William L. Brunson, Jr. Title: Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2 Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2007	/S/ Brian R. McLeod

Name: Brian R. McLeod, CPA Title: Chief Financial Officer