Form 10-Q
period 2007-03-31
NATIONAL SECURITY GROUP INC
filed 2007-05-15
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2007	Commission File Number 0-18649

The National Security Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 31, 2007
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Three Months
	Ended March 31
	2007	2006

REVENUES
Net premiums earned	$15,557	$14,491
Net investment income	1,213	1,165
Net realized investment gains	206	560
Other Income	301	327

Total Revenues	17,277	16,543

EXPENSES
Policyholder benefits paid or provided	9,208	10,680
Policy acquisition costs	3,061	2,569
General insurance expenses	2,602	2,367
Insurance taxes, licenses and fees	496	656
Interest expense	267	259
Total Expenses	15,634	16,531
Income from Continuing Operations
Before Income Tax Expense	1,643	12

INCOME TAX EXPENSE
Current	405	23
Deferred	(86)	92
	319	115

Income (Loss) From Continuing Operations	1,324	(103)
Loss from Discontinued Operations, Net of Income Tax
Expense Before Minority Interest	(282)	(76)

Minority Interest in Discontinued Operations	141	38
Net Loss from Discontinued Operations	(141)	(38)

Net Income (Loss)	$1,183	$(141)

Basic and diluted earnings (loss) per common share:
Earnings (Loss) Per Share from Continuing Operations	$0.54	$(0.04)
Loss Per Share from Discontinued Operations	(0.06)	(0.02)
Net earnings (loss) per common share	$0.48	$(0.06)

DIVIDENDS DECLARED PER SHARE	$0.225	$0.220

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Dollars in thousands)
	As of March 31,	As of December 31,
ASSETS	2007	2006
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2007 - $18,112;
2006 - $18,172)	$18,569	$18,764
Fixed maturities available-for-sale, at estimated fair value (cost: 2007 - $62,405;
2006- $62,980)	61,692	$61,935
Equity securities available-for-sale, at estimated fair value (cost: 2007 - $6,523
2006 - $7,224)	15,241	16,119
Mortgage loans on real estate, at cost	502	504
Investment real estate, at book value (accumulated depreciation: 2007 - $18; 2006 - $18)	4,427	4,154
Policy loans	849	845
Other invested assets	2,365	2,346
Receivable for securities	405	-
Short-term investments	824	508

Total Investments	104,874	105,175

Cash	262	1,106
Accrued investment income	840	786
Receivable from agents, less allowance for credit losses (2007 - $110; 2006 - $110)	3,574	3,098
Accounts receivable, less allowance for credit losses (2007 - $10; 2006- $10)	1,781	2,047
Inventory	428	447
Reinsurance recoverable	1,887	2,242
Deferred policy acquisition costs	8,341	7,922
Property and equipment, net	11,146	11,242
Other assets	1,105	846

Total Assets	$134,238	$134,911

LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$11,128	$12,498
Accident and health benefit and loss reserves	925	824
Life and annuity benefit and loss reserves	26,439	26,265
Unearned premiums	19,389	17,818
Policy and contract claims	431	412
Other policyholder funds	1,285	1,275
Short-term debt	11,580	11,580
Long-term debt	9,279	9,279
Accrued income taxes	610	1,205
Other liabilities	4,768	5,645
Deferred income tax	1,948	2,031
Total Liabilities	87,782	88,832
Contingencies	-	-

Minority interest	559	700
Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	5,506	5,616
Retained earnings	32,973	32,345
Total Shareholders' Equity	45,897	45,379
Total Liabilities and Shareholders’ Equity	$134,238	$134,911

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated
			Other
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2005	$43,556	$30,278	$5,860	$2,467	$4,951

Comprehensive Income
Net income for 2006	4,250	4,250
Other comprehensive loss (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $1,845	(244)		(244)

Total Comprehensive Income	4,006

Cash dividends	(2,183)	(2,183)

Balance at December 31, 2006	$45,379	$32,345	$5,616	$2,467	$4,951

Comprehensive Income
Net income three months ended 3/31/2007	1,183	1,183
Other comprehensive loss (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $162	(110)		(110)

Total Comprehensive Income	1,073

Cash dividends	(555)	(555)

Balance at March 31, 2007 (Unaudited)	$45,897	$32,973	$5,506	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months
	Ended March 31,
	2007	2006

Cash Flows from Operating Activities
Net income (loss) from continuing operations	$1,324	$(103)
Net loss from discontinued operations	(141)	(38)
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Change in accrued investment income	(54)	(61)
Change in reinsurance receivables	355	2,842
Change in deferred policy acquisition costs	(419)	(665)
Change in income tax payable	(595)	(377)
Change in deferred income tax expense	(86)	92
Depreciation expense	213	182
Change in policy liabilities and claims	(1,076)	40
Other, net	385	(36)
Net cash (used in) provided by operating activities	(94)	1,876

Cash Flows from Investing Activities
Cost of investments acquired	(8,133)	(5,134)
Sale and maturity of investments	8,045	5,821
(Purchase) sale of property and equipment	(117)	608

Net cash (used in) provided by investing activities	(205)	1,295

Cash Flows from Financing Activities
Change in other policyholder funds	10	(37)
Change in notes payable	-	(1,848)
Dividends paid	(555)	(543)
Net cash used in financing activities	(545)	(2,428)

Net change in cash and cash equivalents	(844)	743

Cash and cash equivalents, beginning of period	1,106	2,350

Cash and cash equivalents, end of period	$262	$3,093

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO). NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega). All significant intercompany transactions and accounts have been eliminated. The financial statements have been prepared in accordance with accounting standards generally accepted in the United States (GAAP). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the December 31, 2006 Form 10-K of the Company.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements. Estimates and assumptions are of most significance in determining reserves for future policyholder benefits, reserves for losses and adjustment expenses payable, capitalization and amortization of deferred policy acquisition costs and litigation reserves. Actual results could differ from those estimates.

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

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity or net income as previously reported. The most significant of these reclassification were to reclassify the operations of Mobile Attic to discontinued operations as discussed further in subsequent financial statement notes.

(b)	Recently Issued Accounting Standards

On January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of Statement No.140 which requires entities to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and allows a choice of either the amortization or fair value measurement method for subsequent measurement. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

In September of 2006, the FASB issued SFAS No.157, Fair Value Measurements, which establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value. It also outlines the framework for measuring fair value and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement may have on its financial position and results of operations at the time it is adopted.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No.115, which permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. This statement is effective for fiscal years beginning after November 15, 2007. Early adoption was permitted but the Company elected not to early adopt and is currently evaluating if it will elect the fair value option for any eligible items on the effective date.

On January 1, 2007, the Company adopted Emerging Issues Task Force (EITF) Issue No.06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), which requires disclosure of the accounting policy employed by the Company for any tax assessed by a governmental authority that is directly related to a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues), and that this accounting policy decision be disclosed. The Company has not changed its accounting policy for reporting taxes collected from customers and remitted to governmental authorities. The Company collects taxes from policyholders and reports the premiums collected on a net basis. The amount collected is not material with respect to revenue reported.

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

Note 3 – Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 2007 was 2,466,600 and for the period ending March 31, 2006 was 2,466,600.

Note 4 – Changes in Shareholder's Equity

During the three months ended March 31, 2007 and 2006, there were no changes in shareholders' equity except for net income (loss) of $1,183,000 and $(141,000),respectively; dividends paid of $555,000 and $543,000 respectively; and reductions in accumulated of comprehensive income, principally accumulated unrealized investment gains, net of applicable taxes, of $(110,000) and $(48,000) respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 5 – Income Taxes

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 effective January 1, 2007. As of the date of adoption, the company did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in the Company’s Consolidated Balance Sheet at January 1, 2007. The Company recognizes tax-related interest and penalties as a component of tax expense. The Company does not have any interest or penalties accrued for unrecognized tax benefits at March 31, 2007. The Company files income tax returns in the U.S federal jurisdiction and various states. The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2003. No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Quarter ended March 31,
	2007	2006

Federal income tax rate applied to pre-tax income	$559	$4
Dividends received deduction and tax-exempt interest	(53)	(60)
Other, net	(187)	148

Federal income tax expense	$319	$92

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:
($ in thousands)

	March 31,	January 1,
	2007	2007
General insurance expenses	$641	$707
Unearned premiums	1,318	1,212
Claims liabilities	404	243
Deferred tax assets	$2,363	$2,162

Depreciation	$(207)	$(216)
Deferred policy acquisition costs	(1,870)	(1,745)
Unrealized gains on securities available-for-sale	(2,234)	(2,232)
Deferred tax liabilities	$(4,311)	$(4,193)

Net deferred tax liability	$(1,948)	$(2,031)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

The appropriate income tax effects of changes in temporary differences are as follows:
($ in thousands)

	Quarter ended March 31,
	2007	2006

Deferred policy acquisition costs	$125	$221
Policy liabilities	-	17
Unearned premiums	(107)	(97)
General insurance expenses	66	(47)
Depreciation	(9)	-
Claim liabilities	(161)	(2)
	$(86)	$92

Note 6 – Notes Payable and Long-Term Debt

Short-term debt consisted of the following as of March 31, 2007 and December 31, 2006:

	(Dollars in thousands)
	2007	2006

Note payable to bank with an interest rate based on LIBOR (8.07% at March 31, 2007 and 8.10% at December 31, 2006) dated March, 2002; maturity April, 2007. Unsecured	$2,171	$2,171

Note payable available for sale with an interest rate based on prime minus 25 basis points (8.00% at March 31, 2007 and 8.00% at December 31, 2006) dated June, 2004; maturity June, 2007. Interest payments due quarterly. Secured by $9,290 of leasing equipment.	9,409	9,409
	$11,580	$11,580

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Long-term debt consisted of the following as of March 31, 2007 and December 31, 2006:

	(Dollars in thousands)
	2007	2006
Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. Unsecured	$9,279	$9,279

The subordinated debentures (debentures) have the same maturities and other applicable terms and features as the associated trust preferred securities (TPS). The debentures bear a fixed interest rate until December 15, 2015. Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or any time the debentures are in default. All have stated maturities of thirty years but may be redeemed at any time following the tenth anniversary of issuance. None of the securities require the Company to maintain minimum financial covenants. The Company has guaranteed that amounts paid to National Security Capital Trust I (“the Trust,” which is discussed in detail in Note 2 of the Notes to Consolidated Financial Statements for the year ended December 31, 2006 as filed on form 10-K) will be remitted to the holders of the associated TPS. This guarantee, when taken together with the obligations of the Company under the debentures, the Indentures pursuant to which the debentures were issued, and the related trust agreement (including obligations to pay related trust fees, expenses, debt and other obligations with respect to the TPS), provides a full and unconditional guarantee of amounts due the Trust. The amount guaranteed is not expected to at any time exceed the obligations of the TPS, and no additional liability has been recorded related to the guarantee.

Note 7 – Contingencies

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

On December 12, 2005, the United States District court for the Middle District of Alabama (the “Court”) entered an order preliminarily approving a proposed settlement of a case pending against a subsidiary of the Company styled Mary W. Williams, et al v. National Security Insurance Company (“Williams Litigation”) and preliminarily certifying such case as a class action.  The Williams Litigation related primarily to claims that a subsidiary of the Company sold industrial burial insurance policies to racial minorities on which it charged higher premiums or provided inferior benefits than premiums charged to or policy benefits provided to similarly situated non-minority policyholders.  The Company’s subsidiary has not sold industrial burial insurance for more than 20 years.  Following a fairness hearing held on August 22, 2006, the Court, in an order dated August 30, 2006, granted final approval to the proposed settlement.  The effective date of the settlement was September 30, 2006, with an implementation date of December 29, 2006.  The settlement provided for the Company’s subsidiary to, among other matters, provide additional policyholder benefits, including premium adjustments and benefit enhancements on existing policies and additional benefits on matured policies and pay attorneys fees.  The Company had

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

previously established litigation reserves with respect to this matter and had taken a policy reserve charge with respect to adjustments to the subject policies that were voluntarily made in 2000. The remaining costs associated with this settlement, including costs associated with prospective enhancements, were reflected in the attached financial statements for the period ending December 31, 2006.  The class, as certified, did not permit any class members to opt out of the settlement and enjoined all similar litigation against the Company’s subsidiary.  In the settlement, the Company’s subsidiary denied all claims and allegations made in the lawsuit.

The company establishes and maintains reserves on contingent liabilities.  While management believes adequate accruals have been established in known cases, in many instances, it is not feasible to predict the ultimate outcome with any degree of accuracy.  While a resolution of these matters may significantly impact consolidated earnings and the Company’s consolidated financial position, it remains management’s opinion, based on information presently available, that the ultimate resolution of these matters will not have a material impact on the Company’s consolidated financial position.

Note 8 – Discontinued Operations

In the first quarter of 2007, the Company classified its investment in consolidated subsidiary Mobile Attic as available for sale as it became apparent that a transfer would occur within one year and consequently reclassified the results of the operations of Mobile Attic to discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The income statements at March 31, 2007 and 2006 have been adjusted to reflect the separately distinguishable component in discontinued operations.

Revenues and pretax losses related to Mobile Attic are as follows:
($ in thousands)

	March 31,	March 31,
	2007	2006
Revenues from leasing operations	$269	$453
Capital gains	(7)	49
Other income	2	-
Total revenues	264	502

Expenses from leasing operations	358	415
Interest	188	174
Total expenses	546	589

Pretax loss before elimination of minority interest	$(282)	$(87)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Assets and liabilities available for sale related to Mobile Attic are as follows:
($ in thousands)

	March 31,	December 31,
	2007	2006
Assets available for sale	$11,403	$11,688
Liabilities available for sale	$10,249	$10,251

The assets of Mobile Attic available for sale consist primarily of portable storage leasing equipment. The liabilities of Mobile Attic available for sale consist primarily of short term debt.

Note 9 – Subsequent Events

In April of 2007, the Company entered into an agreement to sell the majority of its interest in Mobile Attic. Under the terms of the agreement, the Company will retain a minority ownership interest in Mobile Attic, not to exceed 5%. The Company will no longer be involved in the operations of Mobile Attic. Under the terms of the agreement, assets outlined in the preceding note along with other immaterial amounts were transferred to the acquirer. Also, the acquirer refinanced all outstanding debt, also disclosed in the preceding note, of Mobile Attic releasing the Company from all debt guarantees. Total cash proceeds received by the Company in conjunction with the sale totaled $2,700,000.

In April of 2007, the Company retired outstanding short term debt due to a local bank totaling $2,200,000.

In May of 2007, the Company entered into a commitment to issue $3,000,000 in subordinated debentures. The debentures will be issued in June of 2007 with a final maturity in 30 years at an interest rate yet to be determined but expected to be in the range of 8.25% and 8.75%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of March 31, 2007, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006, and condensed consolidated statements of cash flows for the three-month periods then ended. These consolidated financial statements are the responsibility of the company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Barfield, Murphy, Shank, & Smith, P.C.

Birmingham, Alabama

May 15, 2007

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of March 31, 2007, compared with December 31, 2006 and its results of operations and cash flows for the quarter ending March 31, 2007, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

This discussion will primarily consist of an analysis of the two segments of our operations. The life segment consists of the operations of our life insurance subsidiary, National Security Insurance Company (NSIC). The property and casualty (P&C) segment consists of the operations of our two property and casualty insurance subsidiaries, National Security Fire & Casualty Company (NSFC) and Omega One Insurance Company (Omega).

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Note Regarding Forward-Looking Statements” contained on Page 3 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.

The reader is assumed to have access to the Company’s 2006 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 6 of this form

10-Q.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

OVERVIEW

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. The Company operates in eleven states with over 60% of total premium revenue generated in the states of Alabama and Mississippi. Over 70% of total premium revenue is generated from dwelling property (fire and extended coverage), homeowners and mobile homeowners lines of business. Property and casualty insurance is the most significant segment accounting for 88.6% of total insurance premium revenue in the first quarter of 2007.

Our first quarter 2007 results were significantly improved compared to the first quarter of 2006. All of our insurance subsidiaries posted positive contributions to net income for the quarter. Net income increased $1,324,000 over the first quarter of 2006 from a net loss of $(141,000) in 2006 to net income of $1,183,000 for the first quarter of 2007.

Improved operating results in the property and casualty subsidiary was the primary catalyst leading to the improvement in net income. Catastrophe related losses were comparable in both years. In 2006 we incurred over $650,000 in catastrophe related losses primarily associated with hail storms in Georgia. In 2007, we incurred $631,000 in losses primarily associated with a tornado outbreak on March 1 in South Alabama. The improvement in property and casualty results was due to improvement in the loss ratio in several lines of business with the most significant improvement occurring in the homeowners program in Louisiana. The decrease in claims led to a GAAP combined ratio of 92% for the quarter, a significant decline from last year’s first quarter combined ratio of 106%. The improvement in the combined ratio was the primary factor contributing to net income for the quarter of $1,183,000 compared to a net loss of $(141,000) for the same period last year.

Our premium revenue growth has continued on a track of modest growth with an increase of 7% for the first quarter of 2007 compared to the first quarter of 2006. In the first quarter of 2007, premium revenue in the property and casualty segment grew 7.77% compared to the same quarter last year. Premium revenue growth for the year 2007 is expected to remain in the range of 6% to 8% for the year.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

The primary component of our revenues is insurance premium revenue generated by our life and P&C insurance operations. Life segment revenue consists of life, accident and health insurance policies issued in the states of Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas. P&C segment revenue consists primarily of dwelling fire, homeowners, and private passenger auto insurance but we also offer commercial auto and ocean marine insurance in select markets. The P&C segment operates in the states of Alabama, Arkansas, Florida (ocean marine only), Georgia, Louisiana, Mississippi, Missouri, Oklahoma, South Carolina, Tennessee and Texas.

The following table sets forth premium revenue by major line of business for the three months ended March 31, 2007 compared to the same period last year:

	Three months ended March 31,		Percent
	2007	2006	increase (decrease)

Life, accident and health operations:
Traditional life insurance	$1,390,814	$1,352,387	2.84%
Accident and health insurance	385,704	351,275	9.80%
Other	-	-	-%
Total life, accident and health	1,776,518	1,703,661	4.28%

Property and Casualty operations:
Dwelling fire & extended coverage	6,509,672	6,286,631	3.55%
Homeowners (Including mobile homeowners)	6,736,409	5,468,201	23.19%
Ocean marine	450,880	416,063	8.37%
Other liability	398,409	373,609	6.64%
Private passenger auto liability	477,660	692,982	(31.07)%
Commercial auto liability	190,493	161,229	18.15%
Auto physical damage	257,600	539,420	(52.24)%
Reinsurance premium ceded	(1,240,952)	(1,150,993)	7.82%
Total property and casualty	13,780,171	12,787,141	7.77%

Total earned premium revenue	$15,556,689	$14,490,803	7.36%

Premium revenue in the life segment accounts for 11.4% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Revenue from business in-force serviced by home service agents accounted for 39% of total NSIC premium revenue in the quarter. This has been the primary method of product distribution for NSIC since it’s founding in 1947. Independent agents now account for over 90% of all new business production in NSIC. Revenue from business in-force serviced by independent agents now accounts for 53% of total NSIC premium revenue. In addition to the two primary methods of product distribution, approximately 8% of premium revenue is generated from the servicing of discontinued books of business and inactive programs. The most significant of these discontinued books of business is a block of policies acquired by NSIC from another carrier in 2000.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased 2.8% in the first three months of 2007 compared to the same period last year. Accident and health insurance premium revenue increased 9.8%. In total NSIC premium revenue is up 4.3% in the first quarter of 2007 compared to the same period last year. A 16.7% increase in premium revenue from the independent agent distribution channel is the primary reason for the increase in first quarter premium revenue in this segment. We will continue to maintain the home service distribution method but it is not expected to generate premium revenue growth.

Premium revenue in the P&C segment increased 7.8% in the first three months of 2007 compared to the same period last year. After several years of rapid growth from 2001 through 2004, premium revenue has slowed to a more modest pace. Segment revenue in the dwelling fire program has slowed from last years double digit growth rates to 3.6%. Our homeowners lines of business continued to grow at a double digit pace for the quarter at 23.2% but we expect this rate of growth to moderate later this year as we have implemented some more stringent underwriting guidelines in order to improve profitability. The gains in the dwelling lines of business were partially offset by declines in the automobile liability and physical damage lines of business which declined 31% and 52% respectively. Increased price competition in the auto lines of business has depressed premium revenue but we are expecting to launch a product upgrade in the sec ond half of 2007 that is expected to improve the competitive position of our auto insurance product line. Reinsurance premium ceded increased 7.8% in the first quarter of 2007 compared to the same period last year which also depressed the rate of growth of net earned premium revenue. The increase in ceded reinsurance premium was primarily due to a 9% increase in our catastrophe reinsurance rate effective January 1, 2007 in the dwelling fire and homeowners lines of business, a ramification of the unprecedented hurricane activity in 2004 and 2005.

As mentioned in the overview of this discussion, we expect our overall premium revenue growth rate to remain at modest levels of growth over the next year. The personal lines property and casualty insurance business, in which 89% of total premium revenue is derived, has historically been cyclical in nature with periods of intense price competition among insurers followed by periods of increased pricing flexibility. Due to the increase in hurricane activity over the last year, we are in a cycle where we have been able to obtain significant increases in our rates. Unfortunately, much of the increase has been offset by increased rates that we pay for catastrophe reinsurance. Also, due to regulatory hurdles in developing rates and submitting to various state regulatory agencies, we are unable to adjust the rates we charge as rapidly as reinsurance companies can adjust the rates we pay for catastrophe reinsurance. We have attempted to proactively manage our premium rate adjustments in order to minimize lag time between rate increases we incur on our catastrophe reinsurance and rate adjustments we obtain as a result of these increases. Because we have to obtain rate adjustments in each state in which we operate, we have had mixed results in relation to our ability to obtain quick and adequate rate adjustments. However, overall we feel that we have been able to adequately adjust our rates as needed in the changing environment.

Net investment income:

Net investment income increased 4.1% to $1,213,000 in the first quarter of 2007 compared to $1,165,000 in the first quarter of 2006. This increase is primarily attributable to a 5% increase in invested assets during 2006.

Realized capital gains and losses:

Realized capital gains were down for the quarter as fewer common stock holdings were sold in the first quarter of 2007 compared to the first quarter of 2006. Realized capital gains are subject to significant fluctuations from quarter to quarter and year to year depending on prevailing market conditions and changes in investment mix.

Other income:

Other income decreased 8.0% compared to last year. Other income is primarily composed of insurance related fees in the P&C segment. The decrease was primarily due to a decrease in fees associated with the automobile lines of business.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses decreased $1,472,000 due to a significant decrease in claims activity in the property and casualty subsidiaries and also a decrease in claims in the life subsidiary. As a percentage of premium revenue, policyholder benefits and settlement expenses were 59.2% in the first quarter of 2007 compared to 73.7% in the first quarter of 2006. In the first quarter of 2006, we incurred an extraordinary number of hail related claims. Claims related to hail storm losses were down $305,000 in 2007 compared to the first quarter of 2006. Wind related losses were in line with last year as a percentage of premium revenue despite the increase in wind losses related to a March 2007 tornado outbreak in Alabama. The other major contributor to the decline in first quarter losses in the P&C segment was the auto line of business. The line experienced a 40% decline in total premium revenue; however, incurred losses on the line of business declined 74%, or over $750,000.

Policy acquisition costs:

Policy acquisition costs are up $492,000 in the first quarter of 2007 compared to the first quarter of 2006. The increase is partially associated with an increase in premium revenue. The remaining increase is the result of an adjustment in the deferred acquisition cost estimate in the life subsidiary in the first quarter of 2006. This adjustment also contributed to the deferred acquisition cost expense amortization being lower than normal. The total effect of this adjustment was approximately $250,000. Policy acquisition costs in the property and casualty subsidiary, which makes up 85% of total acquisition cost, declined as a percentage of total revenue in the quarter to 18.96% compared to 19.56% in the first quarter of 2006. The elimination of fees paid to general agents to service a block of automobile business is the primary contributor to the decline in policy acquisition cost in the P&C segment.

General and administrative expenses:

General expenses as a percent of earned premium were 16.72% in the first quarter of 2007 compared to 16.33% in the first quarter of 2006. An increase in expenses in the holding company was the primary factor contributing to the slight increase in general expenses. Holding company costs consist primarily of director fees, public company listing fees, and audit related expenses. General expenses were also slightly higher in the property and casualty segment due to increased cost of bringing the operations previously handled by a general agent in-house during 2006. These increased costs were partially offset by a decrease in commissions paid to the general agent. General expenses in the life subsidiary declined $123,000 primarily due to the elimination of litigation cost related to a longstanding class action lawsuit settled in 2006.

Taxes, licenses, and fees:

Taxes, licenses and fees declined to 3.2% of total premium revenue in the first quarter of 2007 compared to 4.5% in the first quarter of last year. The most significant item contributing to this decrease was a decline in fees incurred in association with a periodic examination of insurance subsidiaries conducted by the Alabama Department of Insurance completed in April of 2006. The P&C subsidiaries have also began utilizing insurance premium tax credits in the states of Alabama and Georgia that have contributed to reduction in the amount of insurance premium tax expense in those states.

Interest Expense:

Interest expense is in line with last year as outstanding principal balances on long term trust preferred securities were unchanged in 2007 compared to 2006.

Summary:

We had consolidated net income of $1,183,000 in the first quarter of 2007 compared to a net loss of $141,000 in the first quarter of 2006. The primary driver of the improvement in net income was a significant reduction in the combined ratio in the P&C segment. The combined ratio declined from 105% in the first quarter of 2006 to 92% in the first quarter of 2007. A reduction in hail storm related claims coupled with a significant reduction in claims in the automobile line of business were the primary contributors to the improvement in the combined ratio. Life segment operations also began to turnaround in the first quarter of 2007 as the ongoing cost of a longstanding litigation matter was settled in 2006.

Investments:

Investments at March 31, 2007 were down $301,000 compared to December 31, 2006. The lack of positive cash flow from operations for the quarter was the primary reason for total invested assets remaining at approximately the same level throughout the quarter.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At March 31, 2007 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Income taxes:

Income taxes increased for the quarter due to increase in income from operations. Additional information related to the changes in income taxes between current and deferred components can be found in Note 5 of the consolidated financial statements.

Liquidity and capital resources:

At March 31, 2007, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $45,897,000 up $518,000 compared to December 31, 2006. The increase reflects a net income of $1,183,000, a decrease in accumulated unrealized investment gains of $110,000, and dividends paid of $555,000.

The Company has $11.5 million in note payable consisting of $9.3 million in trust preferred securities which were issued in December of 2005 and $2.2 million in short term bank debt that was repaid in April. While the short term debt was repaid, we do intend to issue another $3.0 million in trust preferred securities in June of 2007 in order to maintain flexibility in our liquidity position in the holding company. These securities will have a 30 year final maturity.

In addition to the debt discussed in the preceding paragraph, Mobile Attic held $9.4 million in debt. This debt was classified as “held for sale” at March 31, 2007 due to the impending sale of our interest in the Mobile Attic subsidiary. The sale of Mobile Attic was completed in April of 2007 and we have been released from our guarantees of the debt of Mobile Attic. As a result of the sale of Mobile Attic, we will no longer be required to consolidate the operations of Mobile Attic and the $9.4 million in debt will no longer be carried on our balance sheet.

The Company had $262,000 in cash and cash equivalents at March 31, 2007. Net cash used by operating activities totaled $94,000 in the first quarter of 2007. The decrease in cash from operations was primarily due to payments that reduced unpaid insurance claims during the period by $1,076,000.

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

Item 3. Market Risk Disclosures

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the three months ended March 31, 2007. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2006.

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

Item 1A.Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the
Company’s annual report for 2006 on Form 10-K.

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

31.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended March 31, 2007

Date of Report	Date Filed	Description

January 22, 2007	January 22, 2007	Press release, dated January 22, 2007, issued by The National Security Group, Inc.
February 23, 2007	February 23, 2007	Press release, dated February 23, 2007, issued by The National Security Group, Inc.
February 26, 2007	February 26, 2007	Press release, dated February 26, 2007, issued by The National Security Group, Inc.

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

Dated: May 15, 2007

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

Date: May 15, 2007

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

Date: May 15, 2007

/s/ Brian R. McLeod

Brian R. McLeod, CPA Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William L. Brunson, Jr.
Date: May 15, 2007

Name: William L. Brunson, Jr. Title: Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2 Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian R. McLeod
Date: May 15. 2007

Name: Brian R. McLeod, CPA Title: Chief Financial Officer