Form 10-Q
period 2007-06-30
NATIONAL SECURITY GROUP INC
filed 2007-08-14
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2007	Commission File Number 0-18649

The National Security Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐&No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding June 30, 2007
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006

REVENUES
Net premiums earned	$14,892	$14,755	$30,449	$29,246
Net investment income	1,200	1,045	2,413	2,210
Net realized investment gains	327	540	533	1,100
Other Income	258	302	559	629

Total Revenues	16,677	16,642	33,954	33,185

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	10,124	9,566	19,332	20,246
Policy acquisition costs	3,174	2,974	6,235	5,543
General insurance expenses	1,997	2,196	4,599	4,563
Insurance taxes, licenses and fees	587	412	1,083	1,068
Interest expense	244	262	511	521

Total Expenses	16,126	15,410	31,760	31,941

Income from Continuing Operations	551	1,232	2,194	1,244
Before Income Tax Expense

INCOME TAX EXPENSE
Current	214	448	619	471
Deferred	(3)	(264)	(89)	(172)
	211	184	530	299

Income From Continuing Operations	340	1,048	1,664	945
Loss from Discontinued Operations, Net of Income Tax
Expense Before Minority Interest	-	(156)	(282)	(232)
Minority Interest in Discontinued Operations	-	78	141	116
Gain from Disposal of Discontinued Operations	1,460	-	1,460	-
Net Income from Discontinued Operations	1,460	(78)	1,319	(116)

Net Income	$1,800	$970	$2,983	$829

Basic and Diluted Earnings (Loss) Per Common Share:
Earnings Per Share from Continuing Operations	$0.14	$0.42	$0.67	$0.38
Earnings (Loss) Per share from Discontinued Operations	0.59	(0.03)	0.54	(0.04)
Net Earnings Per Common Share	$0.73	$0.39	$1.21	$0.34

DIVIDENDS DECLARED PER SHARE	$0.225	$0.220	$0.450	$0.440

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Dollars in thousands)
	As of June 30,	As of December 31,
ASSETS	2007	2006
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2007 - $16,858;
2006 - $18,172)	$17,588	$18,764
Fixed maturities available-for-sale, at estimated fair value (cost: 2007 - $63,099;
2006- $62,980)	61,570	61,935
Equity securities available-for-sale, at estimated fair value (cost: 2007 - $6,523
2006 - $7,224)	15,473	16,119
Mortgage loans on real estate, at cost	500	504
Investment real estate, at book value (accumulated depreciation: 2007 - $18; 2006 - $18)	4,381	4,154
Policy loans	869	845
Other invested assets	2,400	2,346
Short-term investments	4,678	508

Total Investments	107,459	105,175

Cash	1,561	1,106
Accrued investment income	768	786
Policy receivables, less allowance for credit losses (2007 - $110; 2006 - $110)	5,302	3,098
Accounts receivable, less allowance for credit losses (2007 - $0; 2006- $10)	-	2,047
Inventory	-	447
Reinsurance recoverable	1,350	2,242
Deferred policy acquisition costs	8,543	7,922
Property and equipment, net	2,243	11,242
Other assets	1,203	846
Total Assets	$128,429	$134,911
LIABILITIES AND SHAREHOLDERS' EQUITY

Property and casualty benefit and loss reserves	$11,218	$12,498
Accident and health benefit and loss reserves	876	824
Life and annuity benefit and loss reserves	27,115	26,265
Unearned premiums	21,563	17,818
Policy and contract claims	486	412
Other policyholder funds	1,278	1,275
Short-term debt	98	11,580
Long-term debt	12,372	9,279
Accrued income taxes	1,499	1,205
Other liabilities	3,264	5,645
Deferred income tax	1,824	2,031

Total Liabilities	81,593	88,832

Contingencies	-	-

Minority interest	-	700

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	5,200	5,616
Retained earnings	34,218	32,345
Total Shareholders’ Equity	46,836	45,379
Total Liabilities and Shareholders’ Equity	$128,429	$134,911

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated
			Other
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2005	$43,556	$30,278	$5,860	$2,467	$4,951

Comprehensive Income
Net income for 2006	4,250	4,250
Other comprehensive loss (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $1,845	(244)		(244)

Total Comprehensive Income	4,006

Cash dividends	(2,183)	(2,183)

Balance at December 31, 2006	$45,379	$32,345	$5,616	$2,467	$4,951

Comprehensive Income
Net income six months ended 6/30/2007	2,983	2,983
Other comprehensive loss (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $379	(416)		(416)

Total Comprehensive Income	2,567

Cash dividends	(1,110)	(1,110)

Balance at June 30, 2007 (Unaudited)	$46,836	$34,218	$5,200	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months
	Ended June 30,
	2007	2006

Cash Flows from Operating Activities
Income from continuing operations	$1,664	$945
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Change in accrued investment income	18	14
Change in reinsurance receivables	892	3,857
Change in deferred policy acquisition costs	(621)	(906)
Change in income tax payable	294	(29)
Deferred income tax expense	(89)	(172)
Depreciation expense	245	367
Change in policy liabilities and claims	(304)	(1,998)
Change in accounts receivable of discontinued operations	266	2,659
Change in inventory of discontinued operations	19	(1,275)
Other operating cash provided by discontinued operations	(101)	(217)
Other, net	(1,467)	(2,346)
Net cash provided by operating activities	816	899

Cash Flows from Investing Activities
Cost of investments acquired	(15,261)	(9,987)
Sale and maturity of investments	12,459	9,549
Purchase of property and equipment	(205)	(339)
Sale of property and equipment of discontinued operations	33	770
Net cash provided by investing activities of discontinued operations	2,700	-
Net cash used in investing activities	(274)	(7)

Cash Flows from Financing Activities
Change in other policyholder funds	3	(104)
Proceeds from short-term debt	98	-
Proceeds from issuance of long-term debt	3093	-
Change in notes payable	(2,171)	(1,914)
Dividends paid	(1,110)	(1,085)
Net cash used in financing activities	(87)	(3,103)

Net change in cash and cash equivalents	455	(2,211)

Cash and cash equivalents, beginning of period	1,106	2,350

Cash and cash equivalents, end of period	$1,561	$139

Significant Non-Cash Transactions
Change in accounts receivable of discontinued operations	$1,781	$-
Change in inventory of discontinued operations	428	-
Change in property and equipment of discontinued operations	8,844	-
Change in notes payable of discontinued operations	(9,409)	-
Net Significant Non-Cash Transactions	$1,644	$-

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO). NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega). All significant inter-company transactions and accounts have been eliminated. The financial statements have been prepared in accordance with accounting standards generally accepted in the United States (GAAP). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the December 31, 2006 Form 10-K of the Company.

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

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity or net income as previously reported. The most significant of these reclassifications were to reclassify the operations of Mobile Attic to discontinued operations as discussed further in subsequent financial statement notes.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

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

On January 1, 2007, the Company adopted Emerging Issues Task Force (EITF) Issue No.06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (Gross versus Net Presentation), which requires disclosure of the accounting policy employed by the Company for any tax assessed by a governmental authority that is directly related to a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues), and that this accounting policy decision be disclosed. The Company has not changed its accounting policy for reporting taxes collected from customers and remitted to governmental authorities. The Company collects taxes from policyholders and reports the premiums collected on a net basis. The amount collected is not material with respect to revenue reported.

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

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending June 30, 2007 was 2,466,600 and shares outstanding for the period ending June 30, 2006 was 2,466,600.

Note 4-Changes in Shareholder's Equity

During the six months ended June 30, 2007 and 2006, there were no changes in shareholders' equity except for net income of $2,983,000 and $829,000 respectively; dividends paid of $1,110,000 and $1,085,000 respectively; and reductions of accumulated other comprehensive income, net of applicable taxes, of $(416,000) and $(1,123,000) respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 5 – Income Taxes

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 effective January 1, 2007. As of the date of adoption, the company did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in the Company’s Consolidated Balance Sheet at January 1, 2007. The Company recognizes tax-related interest and penalties as a component of tax expense. The Company does not have any interest or penalties accrued for unrecognized tax benefits at June 30, 2007. The Company files income tax returns in the U.S.federal jurisdiction and various states. The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2003. No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Six months ended June 30,
	2007	2006

Federal income tax rate applied to pre-tax income	$746	$423
Dividends received deduction and tax-exempt interest	(202)	(221)
Other, net	(14)	97

Federal income tax expense	$530	$299

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

(in thousands)

	June 30,	January 1,
	2007	2007
General insurance expenses	$697	$707
Unearned premiums	1,466	1,212
Claims liabilities	237	243
Deferred tax assets	$2,400	$2,162

Depreciation	$(194)	$(216)
Deferred policy acquisition costs	(1,916)	(1,745)
Unrealized gains on securities available-for-sale	(2,114)	(2,232)
Deferred tax liabilities	$(4,224)	$(4,193)

Net deferred tax liability	$(1,824)	$(2,031)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

The appropriate income tax effects of changes in temporary differences are as follows:

(in thousands)

	Quarter ended June 30,
	2007	2006

Deferred policy acquisition costs	$172	$(595)
Policy liabilities	-	57
Unearned premiums	(254)	(164)
General insurance expenses	9	568
Depreciation	(22)	(58)
Claim liabilities	6	20
	$(89)	$(172)

Note 6 – Notes Payable and Long-Term Debt

Short-term debt consisted of the following as of June 30, 2007 and December 31, 2006:

	(Dollars in thousands)
	2007	2006

Revolving credit facility of subsidiary National Security Insurance Company in the amount of $900,000. Facility used to finance office expansion project. Interest rate of Prime minus 50 basis points and maturing April, 2008. Unsecured.	$98	$-

Note payable to bank with an interest rate based on LIBOR (8.07% at March 31, 2007 and 8.10% at December 31, 2006) dated March, 2002; maturity April, 2007. Unsecured.	-	2,171

Note payable available for sale with an interest rate based on prime minus 25 basis points (8.00% at March 31, 2007 and 8.00% at December 31, 2006) dated June, 2004; maturity June, 2007. Interest payments due quarterly. Secured by $9,290 of leasing equipment.	-	9,409
	$98	$11,580

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Long-term debt consisted of the following as of June 30, 2007 and December 31, 2006:

	(Dollars in thousands)
	2007	2006
Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month London Interbank Offered Rate (LIBOR) plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. Unsecured.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. Unsecured.	3,093	-
	$12,372	$9,279

The subordinated debentures (debentures) have the same maturities and other applicable terms and features as the associated trust preferred securities (TPS). The debentures issued December 15, 2005 bear a fixed interest rate until December 15, 2015. Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or any time the debentures are in default. All have stated maturities of thirty years but may be redeemed at any time following the expiration of the fixed interest rate period. None of the securities require the Company to maintain minimum financial covenants. The Company has guaranteed that amounts paid to National Security Capital Trust I (“the Trust,” which is discussed in detail in Note 2 of the Notes to Consolidated Financial Statements for the year ended December 31, 2006 as filed on form 10-K) will be remitted to the holders of the associated TPS. The guarantee, when taken together with the obligations of the Company under the debentures, the Indentures pursuant to which the debentures were issued, and the related trust agreement (including obligations to pay related trust fees, expenses, debt and other obligations with respect to the TPS), provides a full and unconditional guarantee of amounts due the Trust. The amount guaranteed is not expected to at any time exceed the obligations of the TPS, and no additional liability has been recorded related to the guarantee.

Pursuant to a Placement Agreement dated June 13, 2007 among the The National Security Group, Inc.. (the “Company”), National Security Capital Trust II (the “Trust II”), and certain underwriters, the Company issued and sold in a private placement $3,000,000 in aggregate principal amount of trust preferred securities (liquidation amount $1,000 per security) (the “Capital Securities”) issued by the Trust II. The sale closed on June 21, 2007. The Capital Securities were purchased pursuant to a Subscription Agreement among Trust II, the Company and one of the underwriters. The debentures issued June 21, 2007 bear a floating interest rate. The Capital Securities will mature on June 15, 2037 and may be called by the Company at any time after June 15, 2012. The Capital Securities require quarterly distributions by Trust II to the holder of the Capital Securities. These distributions will be payable quarterly at a floating interest rate equal to the 3 Month London Interbank Offered Rate (“LIBOR”) plus 3.40% per annum.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

The Trust II simultaneously issued 93 shares of Trust II’s common securities (the “Common Securities”) to the Company for a purchase price of $93,000, which constituted all of the issued and outstanding common securities of the Trust. The Trust II used the proceeds from the sale of the Capital Securities together with the proceeds from the sale of the Common Securities to purchase $3,093,000 in aggregate principal amount of unsecured junior subordinated deferrable interest debentures due June 15, 2037 issued by the Company (the “Debentures”). The Debentures were issued to THE NATIONAL SECURITY GROUP, INC. pursuant to an Indenture (the “Indenture”) between the Company and Wilmington Trust Company, as trustee. The terms of the Debentures are substantially the same as the terms of the Capital Securities. So long as an “Event of Default” has not occurred and is continuing under the Indenture, the Company has the right to defer payments of interest on the Debentures by extending the interest payment period on the Debentures for up to 20 quarterly periods. The terms of the Capital Securities are governed by an Amended and Restated Declaration of Trust (the “Trust Agreement”) among the Company, as depositor, Wilmington Trust Company as institutional trustee and Delaware trustee and the Administrative Trustees named therein and the holders from time to time of undivided beneficial interests in the assets of the Trust II. The Company guarantees the payment of the Capital Securities under a Guarantee Agreement between the Company and Wilmington Trust Company (the “Guarantee Agreement”). The obligations of the Company under the Guarantee Agreement constitute unsecured obligations of the Company and rank subordinate and junior to all senior debt of the Company.

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

On December 12, 2005, the United States District court for the Middle District of Alabama (the “Court”) entered an order preliminarily approving a proposed settlement of a case pending against a subsidiary of the Company styled Mary W. Williams, et al v. National Security Insurance Company (“Williams Litigation”) and preliminarily certifying such case as a class action.  The Williams Litigation related primarily to claims that a subsidiary of the Company sold industrial burial insurance policies to racial minorities on which it charged higher premiums or provided inferior benefits than premiums charged to or policy benefits provided to similarly situated non-minority policyholders.  The Company’s subsidiary has not sold industrial burial insurance for more than 20 years.  Following a fairness hearing held on August 22, 2006, the Court, in an order dated August 30, 2006, granted final approval to the proposed settlement.  The effective date of the settlement was September 30, 2006, with an implementation date of December 29, 2006.  The settlement provided for the Company’s subsidiary to, among other matters, provide additional policyholder benefits, including premium adjustments and benefit enhancements on existing policies and additional benefits on matured policies and pay attorneys’ fees.  The Company had previously established litigation reserves with respect to this matter and had taken a policy reserve charge with respect to adjustments to the subject policies that were voluntarily made in 2000. The remaining costs associated with this settlement, including costs associated with prospective enhancements, were reflected in the attached financial statements for the period ending December 31, 2006.  The class, as certified, did not permit any class members to opt out of the settlement and enjoined all similar litigation against the Company’s subsidiary.  In the settlement, the Company’s subsidiary denied all claims and allegations made in the lawsuit.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

based on information presently available, that the ultimate resolution of these matters will not have a material impact on the Company’s consolidated financial position.

Note 8 – Discontinued Operations

In the first quarter of 2007, the Company classified its investment in consolidated subsidiary Mobile Attic as available for sale as it became apparent that a transfer would occur within one year and consequently reclassified the results of the operations of Mobile Attic to discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In April of 2007, the Company entered into an agreement to sell the majority of its interest in Mobile Attic. Under the terms of the agreement, the Company will retain a minority ownership interest in Mobile Attic, not to exceed 5%. The Company will no longer be involved in the operations of Mobile Attic. Under the terms of the agreement, assets outlined below along with other immaterial amounts were transferred to the acquirer. Also, the acquirer refinanced all outstanding debt, also disclosed below, of Mobile Attic releasing the Company from all debt guarantees. Total net cash proceeds received by the Company in conjunction with the sale totaled $2,700,000.

Assets and liabilities available for sale at December 31, 2006 related to Mobile Attic are as follows:

($ in thousands)

December 31,
2006
Assets available for sale	$11,688
Liabilities available for sale	$10,251

The assets of Mobile Attic available for sale consist primarily of portable storage leasing equipment. The liabilities of Mobile Attic available for sale consist primarily of short term debt. The transaction to dispose of Mobile Attic was completed in April 2007, consequently, no assets or liabilities associated with Mobile Attic remained on the Balance Sheet at June 30, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007, and cash flows for the six-month periods ended June 30, 2007 and 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2007. These interim financial statements are the responsibility of the company´s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2006, and the related consolidated statements of income, shareholders´ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Barfield, Murphy, Shank, & Smith, P.C.

Birmingham, Alabama

August 14, 2007

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of June 30, 2007, compared with December 31, 2006 and its results of operations and cash flows for the three and six month periods ending June 30, 2007, compared with the same periods last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Information is presented in whole dollars rounded to the nearest thousand.

OVERVIEW

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. With home office operations in Alabama, we operate in eleven states with over 60% of total premium revenue generated in the states of Alabama and Mississippi. Over 70% of our total premium revenue is generated from dwelling property (fire and extended coverage), homeowners and mobile homeowners lines of business. Property and casualty insurance is the most significant segment accounting for 88.7% and 88.8% of total insurance premium revenue in the first six months of 2007 and 2006 respectively. Life segment revenue accounted for 11.3% and 11.2% of total insurance premium revenue in the first six months of 2007 and 2006 respectively.

In April of 2007 we sold the majority of our 50% stake in a non-insurance investment, The Mobile Attic, Inc (MA). Due to the existence of financial guarantees extended by the Company on MA loans, we accounted for the operations of MA under the provisions of FIN 46R which dictated that we consolidate MA results even though we did not hold a controlling interest. Since our investment in MA was accounted for using consolidation, the disposal of MA has been accounted for as discontinued operations. Net cash proceeds from the transaction totaled $2.7 million and the after tax gain realized in the second quarter was $1.46 million.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Three wholly owned subsidiaries, National Security Insurance Company (NSIC), National Security Fire & Casualty Company (NSFC), and Omega One Insurance Company (Omega) generate premium revenue of the Company. NSIC is a life, accident and health insurance company. NSFC and Omega write property and casualty lines of insurance, primarily dwelling fire and homeowners (including mobile homes).

The following table sets forth premium revenue by major line of business for the six months ended June 30, 2007 compared to the same period last year:

	Six months ended June 30,		Percent
	2007	2006	increase (decrease)

Life, accident and health operations:
Traditional life insurance	$2,696,748	$2,591,227	4.07%
Accident and health insurance	752,972	689,159	9.26%
Other	-	-	-%
Total life, accident and health	3,449,720	3,280,386	5.16%

Property and Casualty operations:
Dwelling fire & extended coverage	13,208,658	12,598,353	4.84%
Homeowners (Including mobile homeowners)	12,936,621	11,066,221	16.90%
Ocean marine	881,049	828,607	6.33%
Other liability	794,584	765,734	3.77%
Private passenger auto liability	768,688	1,289,427	(40.39)%
Commercial auto liability	371,552	508,655	(26.95)%
Auto physical damage	479,824	986,207	(51.35)%
Reinsurance premium ceded	(2,441,748)	(2,077,415)	17.54%
Total property and casualty	26,999,228	25,965,789	3.98%

Total earned premium revenue	$30,448,948	$29,246,175	4.11%

Premium revenue in the life insurance subsidiary, NSIC accounts for 11.3% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Revenue from business in-force serviced by home service agents accounts for 39% of total NSIC premium revenue. This has been a primary method of product distribution for NSIC since it’s founding in 1947. Independent agents now account for over 90% of all new business production in NSIC. Revenue from business in-force serviced by independent agents now accounts for 54.4% of total NSIC premium revenue. In addition to the two primary methods of product distribution, approximately 6.6% of premium revenue is generated from the servicing of discontinued books of business and inactive programs. The most significant of these discontinued books of business is a block of policies acquired by NSIC from another carrier in 2000.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased 4.1% in the first six months of 2007 compared to the same period last year. Accident and health insurance premium revenue increased 9.3%. In total NSIC premium revenue is up 5.2% in the first six months of 2007 compared to the same period last year. A 15.9% increase in premium revenue from the independent agent distribution channel is the primary reason for the increase in year to date premium revenue in this segment in 2007 compared to 2006.

Premium revenue in the property/casualty insurance subsidiaries increased 3.98% in the six months ended June 30, 2007 compared to the same period last year. For the three months ended June 30, 2007, premium revenue increased less than 1%. A slowdown in the rates of growth in both the dwelling fire and homeowners lines of business was the primary contributor to the second quarter slowdown in premium revenue growth. The implementation of more stringent underwriting guidelines instituted to restore underwriting profitability in the homeowners line of business was the primary factor leading to the decline in the rate of premium revenue growth. The dwelling fire line of business is the largest contributor to property/casualty premium revenue followed closely by the homeowners line of business. The dwelling fire line of business increased 4.84% in the first six months of 2007 compared to the same period last year. The homeowners program continued to grow at a double digit pace increasing 16.9% year to date in 2007 compared to the same period last year; however the pace of growth in the homeowners line of business was down significantly from the 23.2% rate in the first quarter compared to the first quarter of 2006. Together, these two dwelling programs account for 89% of gross earned premium of the property/casualty subsidiaries.

The gains in the dwelling lines of business were partially offset by declines in the automobile liability and physical damage lines of business. Increased price competition in the auto lines of business has depressed premium revenue. However, the property/casualty subsidiaries launched a new auto program during the third quarter of 2007 in Alabama. The new program is expected to put us in a better competitive position in the auto market. Due to the time involved in educating our agents and marketing the new auto program, the new auto program is not expected to make a significant contribution to earned premium revenue until 2008.

Reinsurance premium ceded increased 17.5% in the first six months of 2007 compared to the same period last year. Reinsurance ceded is primarily composed of the cost of catastrophe reinsurance on homeowners and dwelling fire products in the property/casualty subsidiaries. A 9% increase in catastrophe reinsurance rates coupled with continued premium growth in the dwelling lines of business is the primary factor contributing to the increase in reinsurance ceded.

We expect our premium revenue growth rate to remain at modest levels of growth over the next year. The personal lines property and casualty insurance business, in which 89% of total premium revenue is derived, has historically been cyclical in nature with periods of intense price competition among insurers followed by periods of increased pricing flexibility. Due to the increased frequency of severe hurricanes on 2004 and 2005, we have incurred a significant increase in our cost of catastrophe reinsurance. We have instituted rate increases on the affected programs, however, we have experienced some lag time between the time our catastrophe reinsurance rates increased and the time we were able to get our new rates approved with the higher cost of reinsurance factored into the rates. While we are constantly reviewing and adjusting rates on some portion of our programs, we have instituted rate adjustments in virtually all of our dwelling property programs to reflect the increased cost of reinsurance. However, another severe storm striking the Gulf Coast or East Coast of the United States could cause our reinsurance rates to continue to rise and cause our currently filed rates on our dwelling fire and homeowners programs to once again become inadequate.

Net investment income:

Net investment income increased 9% for the first six months of 2007 compared to the same period last year primarily due to an increase in invested assets of 8.5% that has occurred over the last 18 months. We are also benefiting from a moderately higher interest rate environment for intermediate term investments over the last year, though interest rates continue to be volatile.

Realized capital gains and losses:

Realized capital gains were down for the quarter and year to date primarily due to fewer disposals of equity securities. Our approach to investing in the equity markets is based primarily on fundamental analysis and value based principles. We typically take positions in securities and hold the positions for long periods of time. Consequently, realized capital gains can fluctuate significantly from period to period.

Other income:

Other income decreased 11.1% for the first six months of 2007 compared to the same period last year. Other income is primarily composed of insurance related fees. The decrease was primarily due to a decrease in fees associated with the automobile lines of business. The non-standard auto line of business in which the Company operates is subject to significant variability due to competitive market conditions. The Company has experienced a decline in non-standard automobile premium in the last six months leading to the decline in fee revenue associated with this line of business.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses decreased $914,000 in the first six months of 2007 compared to the same period last year. As a percentage of premium revenue, policyholder benefits and settlement expenses were 63.5% for the six month period ended June 30, 2007 compared to 69.2% in the same period of 2006. The improvement in the six month results for 2007 is primarily due to a $603,000 decline in tornado and windstorm catastrophe losses. Catastrophe related losses for the first six months of 2007 totaled $859,000 compared to $1,462,000 for the first six months of 2006.

For the three months ended June 30, 2007, policyholder benefits were 67.98% of earned premium compared to 64.83% for the same period in 2006. Catastrophe losses for the period in 2006 totaled $1,309,000 compared to only $204,000 in the second quarter of 2007. However, a second quarter 2007 spike in fire related losses led to the increase in policyholder benefits for the three months ended June 30, 2007 compared to the same period last year.

As mentioned previously in this discussion, management has began a phase-in of more stringent underwriting guidelines, primarily on the homeowners line of business, in order to reduce claims expense and improve underwriting profitability of the property/casualty segment.

Policy acquisition costs:

Policy acquisition costs are directly related to the production of earned premium. As a percentage of premiums earned, policy acquisition costs were 20.47% for the six months ended June 30, 2007 versus 18.95% for the same period last year. In 2006 policy acquisition costs were lower due to the result of an adjustment in the deferred acquisition cost estimate in the life subsidiary. This adjustment contributed to the deferred acquisition cost expense amortization being lower than normal.

For the three month period ended June 30, 2007, policy acquisition cost was 21.3% of premium revenue compared to 20.15% for the same period last year. This increase is primarily due to a moderate increase in the accrual for estimated contingent commissions paid to property and casualty agents.

General insurance expenses:

General expenses as a percent of earned premium are down moderately for the quarter and year to date in 2007 primarily due to a decline in litigation related expenses related to a longstanding class action lawsuit which was settled in 2006.

Taxes, licenses and fees:

Taxes, licenses and fees are 3.5% of premium revenue in the first six months of 2007, virtually unchanged compared to 3.65% in the first six months of last year.

Interest Expense:

Interest expense decreased moderately due to the payoff of a maturing bank loan in April of 2007.

Income taxes:

Income taxes for the six month period ended June 30, 2007 was 24% of income before tax, unchanged from last year.

Discontinued Operations:

As discussed earlier, in April of 2007 we disposed of the majority of our investment in Mobile Attic. The sale included all assets of Mobile Attic and the buyer assumed all Mobile Attic liabilities. Proceeds in excess of assets sold and liabilities assumed by the seller totaled $2,700,000. The net of tax gain on the sale of Mobile Attic was $1,460,000. After deducting a loss from discontinued operations for the first quarter of 2007, net income from discontinued operations for Mobile Attic for the six months ended June 30, 2007 totaled $1,319,000.

The income statement for the quarter and year to date ended June 30, 2006 contain adjustments to reclassify the operations of Mobile Attic to the discontinued operations section.

Additional details of the transaction are disclosed on Form 8-K dated April 10, 2007.

Summary:

Net income for the first six months of 2007 totaled $2,983,000 compared to $829,000 for the same period in 2006. Net income from discontinued operations for 2007 totaled $1,319,000 compared to a loss from discontinued operations of $(116,000) last year. The sale of Mobile Attic was the primary factor leading to the increase in earnings from discontinued operations.

Net income from continuing operations for the six months ended June 30, 2007 was $1,664,000 compared to $945,000 for the same period last year. A decrease in incurred losses for the year to date in 2007 for the property/casualty subsidiaries was the primary factor leading to the increase in net income from continuing operations.

Investments:

Investments at June 30, 2007 were up $2,284,000 compared to December 31, 2006. Positive cash flow from operations along with the investment of proceeds provided by the sale of Mobile Attic was the primary contributor to the increase in invested assets.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At June 30, 2007 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Policy receivables:

Policy receivables include amounts due from agents and amounts due from policyholders, primarily for balances booked but deferred and not yet due. Policy receivables have increased due to a change in the method of policy issuance by the Company. Historically, the Company has issued insurance policies with expiration dates that correspond to the associated quarterly, semi-annual or annual payment method, commonly referred to as a continuous policy.

In 2006, the Company began the implementation of a new policy administration system. The new system issues annual policies regardless of mode of payment selected by the policyholder. Consequently, amounts are booked as receivable from the customer when the policy is issued for the entire annual policy period and the receivable is reduced as monthly, quarterly or semi-annual installments are made. The phase-in of this new system will cause an increase in policy receivables and a corresponding increase in unearned premiums. In the first six months of 2007, policy receivables increased $2,204,000 primarily due to the increased issuance of annual policies by the new policy administration system.

Accounts receivable:

Accounts receivable included amounts due to Mobile Attic. Accounts receivable were sold in April of 2007 in the sale of Mobile Attic.

Inventory:

Inventory was held by Mobile Attic. Inventory was sold in the April 2007 transaction to dispose of our interest in Mobile Attic.

Property and Equipment:

Property and equipment declined due to the sale of property and equipment of Mobile Attic in the April 2007 transaction in which we disposed of substantially all of our interest in an investment in Mobile Attic.

Unearned premiums:

Unearned premiums increased 21% in the first six months of 2007. As previously discussed, the implementation of a new policy administration system, which began in 2006 and is currently being phased into our operations, is increasing the number of policies issued on an annual basis and consequently is increasing our unearned premium liability. The new system is causing a corresponding increase in policy receivables. The new administration system does not impact our revenue recognition process and therefore will have no material impact on our income statement.

Short term debt:

Short term debt decreased due to the payoff of all Mobile Attic debt previously guaranteed by the Company as a condition to the sale of Mobile Attic in a transaction completed in April of 2007. Also, short term debt totaling $2.2 million held by the Company was paid off in May of 2007. Remaining short term debt at June 30, 2007 is the balance on a $900,000 revolving credit facility put in place to fund construction of an office expansion by a subsidiary, National Security Insurance Company.

Long term debt:

Long term debt increased due to the issuance of $3.1 million in trust preferred securities by the Company. The issuance was completed in June of 2007 and was undertaken to provide capital flexibility to fund growth of the property and casualty insurance subsidiaries.

Liquidity and capital resources:

At June 30, 2007, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $46,836,000 up $1,457,000 compared to December 31, 2006. The increase reflects net income of $2,983,000, a decrease in accumulated unrealized investment gains of $416,000 and dividends paid of $1,110,000.

At June 30, 2007, the Company had $12,470,000 in short and long term debt, a decrease of $8,389,000 since December 31, 2006. The decrease in debt was primarily due to relief from debt obligations associated with the disposal of Mobile Attic. Also, The Company paid off $2.3 million in debt in the holding company in April of 2007 but initiated another long term borrowing which was completed in June of 2007 totaling $3.0 million. In addition to the new long term borrowing, a subsidiary, National Security Insurance Company set up a $900,000 revolving line of credit during the second quarter. The purpose of the loan is to provide cash flow flexibility in paying for construction in progress on a new addition to the home office of the insurance subsidiaries. This loan is expected to be paid in full once construction in completed in late 2007.

Long term debt consists of a $9.3 million loan with a fixed interest rate until December of 2015 and a final maturity of December 15, 2035 and a $3.1 million loan with a floating interest rate and a final maturity of June 15, 2007.

The Company had $1,561,000 in cash and cash equivalents at June 30, 2007. Net cash provided by operating activities totaled $816,000 in the first six months of 2007. Income from insurance operations and proceeds from receivables associated with the sale of Mobile Attic were the primary sources of cash flow for the quarter.

The liquidity requirements of the Company are primarily met by funds provided from operations of the life insurance and property/casualty subsidiaries. The Company receives funds from its subsidiaries consisting of dividends, payments for federal income taxes and reimbursement of expenses incurred at the corporate level for the subsidiaries. These funds are used to pay stockholder dividends, corporate interest, corporate administrative expenses, federal income taxes and for funding investments in subsidiaries.

The Company’s subsidiaries require cash in order to fund policy acquisition costs, claims, other policy benefits, interest expense, general expenses and dividends to the Company. Premium and investment income, as well as maturities, calls, and sales of invested assets, provide the primary sources of cash for both subsidiaries. A significant portion of the Company’s investment portfolio consists of readily marketable securities, which can be sold for cash.

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

With the addition of a $5 million reinsurance layer in July of 2007, the company has reinsurance to cover a catastrophe in 2007 up to $47.5 million subject to a $3.5 million deductible. This catastrophe reinsurance facility was not utilized in the first six months of 2007.

Item 3. Market Risk Disclosures

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the six months ended June 30, 2007. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on May 4, 2007. The following proposals were adopted by the margins indicated:

1. The election as directors of the FOUR (4) nominees listed below to serve 3-year terms, and until heir successors are duly elected and qualified

Nominee	For
Carolyn Brunson	95.4%
Frank B. O'Neil	98.7%
Donald Pittman	99.9%
L. Brunson White	94.2%

2.    To ratify selection of Barfield, Murphy, Shank & Smith, PC of Birmingham, Alabama as the Company’s independent auditors for 2007. There were no revocations of proxies, and votes representing 2,049,681 shares were cast in favor of the auditing firm selected.

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

31.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended June 30, 2007

Date of Report	Date Filed	Description

April 10, 2007	April 10, 2007	Press release, dated April 20, 2007, issued by The National Security Group, Inc.
April 19, 2007	May 1, 2007	Press release, dated May 1, 2007, issued by The National Security Group, Inc.

May 14, 2007	May 14, 2007	Press release, dated May 14, 2007, issued by The National Security Group, Inc.

June 13, 2007	June 13, 2007	Entry into a material definitive agreement.

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

Dated: August 14, 2007

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

Date: August 14, 2007

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

Date: August 14, 2007

/s/ Brian R. McLeod, CPA

Brian R. McLeod, CPA Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1 Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2007	/s/ William L. Brunson, Jr.

Name: William L. Brunson, Jr. Title: Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2 Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14. 2007	/s/ Brian R. McLeod, CPA

Name: Brian R. McLeod, CPA Title: Chief Financial Officer