Form 10-Q
period 2007-09-30
NATIONAL SECURITY GROUP INC
filed 2007-11-14
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2007	Commission File Number 0-18649

The National Security Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐&No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding September 30, 2007
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Dollars in thousands)
	As of September 30,	As of December 31,
ASSETS	2007	2006
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2007 - $16,434;
2006 - $18,172)	$16,853	$18,764
Fixed maturities available-for-sale, at estimated fair value (cost: 2007 - $59,602;
2006- $62,980)	59,265	61,935
Equity securities available-for-sale, at estimated fair value (cost: 2007 - $7,097
2006 - $7,224)	16,011	16,119
Mortgage loans on real estate, at cost	496	504
Investment real estate, at book value (accumulated depreciation: 2007 - $18; 2006 - $18)	4,507	4,154
Policy loans	900	845
Other invested assets	2,267	2,346
Short-term investments	8,059	508

Total Investments	108,358	105,175

Cash	3,764	1,106
Accrued investment income	801	786
Policy receivables, less allowance for credit losses (2007 - $110; 2006 - $110)	6,453	3,098
Accounts receivable, less allowance for credit losses (2007 - $0; 2006- $10)	-	2,047
Inventory	-	447
Reinsurance recoverable	1,239	2,242
Deferred policy acquisition costs	8,756	7,922
Property and equipment, net	2,453	11,242
Other assets	1,217	846

Total Assets	$133,041	$134,911

LIABILITIES AND SHAREHOLDERS' EQUITY

Property and casualty benefit and loss reserves	$10,912	$12,498
Accident and health benefit and loss reserves	902	824
Life and annuity benefit and loss reserves	27,283	26,265
Unearned premiums	22,884	17,818
Policy and contract claims	636	412
Other policyholder funds	1,291	1,275
Short-term debt	466	11,580
Long-term debt	12,372	9,279
Accrued income taxes	1,804	1,205
Other liabilities	4,201	5,645
Deferred income tax	1,912	2,031

Total Liabilities	84,663	88,832

Contingencies	-	-

Minority interest	-	700

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	5,792	5,616
Retained earnings	35,168	32,345

Total Shareholders' Equity	48,378	45,379

Total Liabilities and Shareholders' Equity	$133,041	$134,911

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2007	2006	2007	2006

REVENUES
Net premiums earned	$15,913	$15,297	$46,362	$44,543
Net investment income	1,216	1,144	3,629	3,354
Net realized investment (losses) gains	(4)	770	529	1,870
Other Income	261	308	820	937

Total Revenues	17,386	17,519	51,340	50,704

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	8,927	9,026	28,259	29,272
Policy acquisition costs	3,091	2,980	9,326	8,523
General insurance expenses	2,222	1,968	6,821	6,531
Insurance taxes, licenses and fees	797	556	1,880	1,624
Interest expense	296	269	807	790

Total Expenses	15,333	14,799	47,093	46,740

Income from Continuing Operations	2,053	2,720	4,247	3,964
Before Income Tax Expense

INCOME TAX EXPENSE (BENEFIT)
Current	635	823	1,254	1,294
Deferred	(87)	(16)	(176)	(188)
	548	807	1,078	1,106

Income From Continuing Operations	1,505	1,913	3,169	2,858
Loss from Discontinued Operations, Net of Income Tax
Expense Before Minority Interest	-	(154)	(282)	(386)
Minority Interest in Discontinued Operations	-	77	141	193
Gain from Disposal of Discontinued Operations	-	-	1,460	-
Net Income from Discontinued Operations	-	(77)	1,319	(193)

Net Income	$1,505	$1,836	$4,488	$2,665

Basic and Diluted Earnings (Loss) Per Common Share:
Earnings Per Share from Continuing Operations	$0.61	$0.77	$1.28	$1.16
Earnings (Loss) Per share from Discontinued Operations	-	(0.03)	0.54	(0.08)
Net Earnings Per Common Share	$0.61	$0.74	$1.82	$1.08

DIVIDENDS DECLARED PER SHARE	$0.225	$0.220	$0.675	$0.660

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated
			Other
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2005	$43,556	$30,278	$5,860	$2,467	$4,951

Comprehensive Income
Net income for 2006	4,250	4,250
Other comprehensive loss (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $1,845	(244)		(244)

Total Comprehensive Income	4,006

Cash dividends	(2,183)	(2,183)

Balance at December 31, 2006	$45,379	$32,345	$5,616	$2,467	$4,951

Comprehensive Income
Net income nine months ended 9/30/2007	4,488	4,488
Other comprehensive gain (net of tax)
Unrealized gain on securities, net of
reclassification adjustment of $377	176		176

Total Comprehensive Income	4,664

Cash dividends	(1,665)	(1,665)

Balance at September 30, 2007 (Unaudited)	$48,378	$35,168	$5,792	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months
	Ended September 30,
	2007	2006

Cash Flows from Operating Activities
Income from continuing operations	$3,169	$2,858
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Change in accrued investment income	(15)	(114)
Change in reinsurance receivables	1,003	7,851
Change in deferred policy acquisition costs	(834)	(1,097)
Change in income tax payable	599	260
Deferred income tax benefit	(176)	(188)
Depreciation expense	440	350
Change in policy liabilities and claims	(266)	(3,498)
Change in accounts receivable of discontinued operations	266	2,642
Change in inventory of discontinued operations	19	(1,095)
Other operating cash provided by discontinued operations	(101)	218
Other, net	(104)	(1,429)
Net cash provided by operating activities	4,000	6,758

Cash Flows from Investing Activities
Cost of investments acquired	(22,205)	(13,798)
Sale and maturity of investments	19,176	8,451
Purchase of property and equipment	(785)	(442)
Sale of property and equipment of discontinued operations	33	758
Net cash provided by investing activities of discontinued operations	2,700	-
Net cash used in investing activities	(1,081)	(5,031)

Cash Flows from Financing Activities
Change in other policyholder funds	16	(92)
Proceeds from short-term debt	466	-
Proceeds from issuance of long-term debt	3,093	-
Change in notes payable	(2,171)	(1,980)
Dividends paid	(1,665)	(1,628)
Net cash used in financing activities	(261)	(3,700)

Net change in cash and cash equivalents	2,658	(1,973)

Cash and cash equivalents, beginning of period	1,106	2,350

Cash and cash equivalents, end of period	$3,764	$377

Significant Non-Cash Transactions
Change in accounts receivable of discontinued operations	$1,781	$-
Change in inventory of discontinued operations	428	-
Change in property and equipment of discontinued operations	8,844	-
Change in notes payable of discontinued operations	(9,409)	-
Net Significant Non-Cash Transactions	$1,644	$-

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

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

The most significant reinsurance program maintained by the Company is a catastrophe reinsurance program covering portions of catastrophic property and casualty losses. NSFC and Omega maintain a catastrophe reinsurance agreement to cover losses from catastrophic events, primarily hurricanes. Under the agreement, the Company pays the first $3.5 million in covered losses from a catastrophic event. Under layer 1 of the reinsurance program, reinsurers pay 95% of covered losses in excess of $3.5 million up to $10 million. Under layer 2 of the reinsurance program, reinsurers pay 95% of covered losses in excess of $10 million up to $17.5 million. Under layer 3 of the reinsurance program, reinsurers pay 100% of covered losses in excess of $17.5 million up to $42.5 million. In July of 2007, the Company added an additional layer of coverage to the reinsurance program. Under layer 4, reinsurers pay 100% of covered losses in excess of $42.5 million up to $47.5 million. All reinsurers under the program carry A.M. Best ratings of A- (Excellent) or higher.

Note 3 – Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending September 30, 2007 was 2,466,600 and for the period ending September 30, 2006 was 2,466,600.

Note 4 – Changes in Shareholders’ Equity

During the nine months ended September 30, 2007 and 2006, there were no changes in shareholders' equity except for net income of $4,488,000 and $2,665,000 respectively; dividends paid of $1,665,000 and $1,628,000 respectively; and reductions of accumulated other comprehensive income (loss), net of applicable taxes, of $176,000 and $(385,000), respectively.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 5 – Income Taxes

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 effective January 1, 2007. As of the date of adoption, the Company did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in the Company’s Consolidated Balance Sheet at January 1, 2007. The Company recognizes tax-related interest and penalties as a component of tax expense. The Company does not have any interest or penalties accrued for unrecognized tax benefits at September 30, 2007. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2003. No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Nine months ended September 30,
	2007	2006

Federal income tax rate applied to pre-tax income	$1,444	$1,348
Dividends received deduction and tax-exempt interest	(260)	(315)
Other, net	(106)	73

Federal income tax expense	$1,078	$1,106

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

(in thousands)

	September 30,	January 1,
	2007	2007
General insurance expenses	$712	$707
Unearned premiums	1,556	1,212
Claims liabilities	229	243
Deferred tax assets	$2,497	$2,162

Depreciation	$(163)	$(216)
Deferred policy acquisition costs	(1,958)	(1,745)
Unrealized gains on securities available-for-sale	(2,288)	(2,232)
Deferred tax liabilities	$(4,409)	$(4,193)

Net deferred tax liability	$(1,912)	$(2,031)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

The appropriate income tax effects of changes in temporary differences are as follows:

(in thousands)

	Quarter ended September 30,
	2007	2006

Deferred policy acquisition costs	$213	$(558)
Policy liabilities	-	63
Unearned premiums	(344)	(189)
General insurance expenses	(5)	544
Depreciation	(54)	(58)
Claim liabilities	14	10
	$(176)	$(188)

Note 6 – Notes Payable and Long-Term Debt

Short-term debt consisted of the following as of September 30, 2007 and December 31, 2006:

	(Dollars in thousands)
	2007	2006

Revolving credit facility of subsidiary National Security Insurance Company in the amount of $900,000. Facility used to finance office expansion project. Interest rate of Prime minus 50 basis points and maturing April, 2008. Unsecured.	$466	$-

Note payable to bank with an interest rate based on LIBOR (8.07% at March 31, 2007 and 8.10% at December 31, 2006) dated March, 2002; maturity April, 2007. Unsecured.	-	2,171

Note payable available for sale with an interest rate based on prime minus 25 basis points (8.00% at March 31, 2007 and 8.00% at December 31, 2006) dated June, 2004; maturity June, 2007. Interest payments due quarterly. Secured by $9,290 of leasing equipment.	-	9,409
	$466	$11,580

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Long-term debt consisted of the following as of September 30, 2007 and December 31, 2006:

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

The subordinated debentures (debentures) have the same maturities and other applicable terms and features as the associated trust preferred securities (TPS). The debentures issued December 15, 2005 bear a fixed interest rate until December 15, 2015. Payment of interest may be deferred for up to 20 consecutive quarters; however,stockholder dividends cannot be paid during any extended interest payment period or any time the debentures are in default. All have stated maturities of thirty years but may be redeemed at any time following the expiration of the fixed interest rate period. None of the securities require the Company to maintain minimum financial covenants. The Company has guaranteed that amounts paid to National Security Capital Trust I (“the Trust,” which is discussed in detail in Note 2 of the Notes to Consolidated Financial Statements for the year ended December 31, 2006 as filed on form 10-K) will be remit ted to the holders of the associated TPS. The guarantee, when taken together with the obligations of the Company under the debentures, the Indentures pursuant to which the debentures were issued, and the related trust agreement (including obligations to pay related trust fees, expenses, debt and other obligations with respect to the TPS), provides a full and unconditional guarantee of amounts due the Trust. The amount guaranteed is not expected to at any time exceed the obligations of the TPS, and no additional liability has been recorded related to the guarantee.

Pursuant to a Placement Agreement dated June 13, 2007 among the The National Security Group, Inc. (the “Company”), National Security Capital Trust II (the “Trust II”), and certain underwriters, the Company issued and sold in a private placement $3,000,000 in aggregate principal amount of trust preferred securities (liquidation amount $1,000 per security) (the “Capital Securities”) issued by the Trust II. The sale closed on June 21, 2007. The Capital Securities were purchased pursuant to a Subscription Agreement among Trust II, the Company and one of the underwriters. The debentures issued June 21, 2007 bear a floating interest rate. The Capital Securities will mature on June 15, 2037 and may be called by the Company at any time after June 15, 2012. The Capital Securities require quarterly distributions by Trust II to the holder of the Capital Securities. These distributions will be payable quarterly at a floating interest rate equal to the 3 Month London Interbank Offered Rate (“LIBOR”) plus 3.40% per annum.

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

The Company’s property & casualty subsidiaries are defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita in Mississippi, Louisiana and Alabama.  These actions include individual lawsuits and purported statewide class action lawsuits, although to date no class has been certified in any action. These actions make a number of allegations of underpayment of hurricane-related claims, including allegations that the flood exclusion found in the Company’s subsidiaries’ policies, and in certain actions other insurance companies’ policies, is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage sustained. The various suits seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.  All of these matters are in various stages of development and the Company’s subsidiaries intend to vigorously defend them.  The outcome of these disputes is currently uncertain.

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

The assets of Mobile Attic available for sale consist primarily of portable storage leasing equipment. The liabilities of Mobile Attic available for sale consist primarily of short term debt. The transaction to dispose of Mobile Attic was completed in April 2007, consequently, no assets or liabilities associated with Mobile Attic remained on the Balance Sheet at September 30, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of September 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Barfield, Murphy, Shank & Smith, P.C.

Birmingham, Alabama

November 13, 2007

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of September 30, 2007, compared with December 31, 2006 and its results of operations and cash flows for the nine month period ending September 30, 2007, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Information in this management discussion and analysis is presented in whole dollars.

OVERVIEW

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. The Company has three primary wholly owned subsidiaries, two operating in the property and casualty insurance segment and one operating in the life, accident and health insurance segment. Our insurance companies operate primarily in the Southeastern United States. A brief summary of the subsidiaries follows:

National Security Fire and Casualty Company (NSFC) is a property and casualty insurance company and is the largest of the insurance subsidiaries. NSFC operates primarily in the personal lines segment of the property and casualty insurance market. NSFC has been in operation since 1959. Insurance premium earned in NSFC accounts for over 85% of net premium revenue of the Company. NSFC is licensed and underwrites property and casualty insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee. NSFC also underwrites insurance on a non-admitted or surplus lines basis in the states of Louisiana, Missouri, and Texas.

Omega One Insurance Company (Omega) is a property and casualty insurance company incorporated in 1992. Omega is a wholly owned subsidiary of NSFC and is the smallest of the insurance subsidiaries accounting for less than 5% of premium revenue. Omega is licensed and underwrites property and casualty insurance in the states of Alabama and Louisiana. There is no material product differentiation between those products underwritten by NSFC and Omega as both underwrite similar lines of business. Due to the small amount of premium revenue produced by Omega and the fact that Omega is a wholly owned subsidiary of NSFC underwriting similar lines of business, all references to NSFC in the remainder of this report will include the insurance operations of both NSFC and Omega.

National Security Insurance Company (NSIC) is a life, accident and health insurance company. NSIC is our oldest insurance company and has been underwriting insurance products since 1947. The underwriting of life insurance products in NSIC accounts for 8.6% of our total premium revenue and the underwriting of accident and health insurance products accounts for 2.5% of our total premium revenue. Due to the relatively small amount of premium revenue in each line of business produced by NSIC, all references in the remainder of this management discussion and analysis to NSIC will include the combined life, accident and health insurance operations.

All of the insurance subsidiaries are Alabama domiciled insurance companies and therefore the Alabama Department of Insurance is the primary insurance regulator. However, each subsidiary is subject to regulation by the respective insurance regulators of each state in which it is licensed to transact business. Insurance rates charged by each of the insurance subsidiaries are typically reviewed and approved by each insurance department for the respective state to which the rates will apply.

All of our insurance companies have been assigned ratings by A.M. Best. The property and casualty group has been assigned a group rating of “B++” (Good) with a stable outlook. In addition, A.M. Best has assigned an issuer credit rating of “bbb” with a stable outlook. NSFC, the largest of the insurance subsidiaries, carries the same A.M. Best ratings as the group. Omega carries an A.M. Best rating of “B+” (Good) with a stable outlook and an issuer credit rating of “bbb-“ with a stable outlook. The life insurance subsidiary, NSIC, has been assigned a rating of “B” (Fair) with a stable outlook and an issuer credit rating of “bb” with a stable outlook. All ratings are reviewed at least annually by A.M. Best with the latest ratings effective February 23, 2007 and have remained unchanged over the past ten years.

The two primary segments in which we report insurance operations are the personal lines property and casualty insurance segment (NSFC) and the life, accident and health insurance segment (NSIC). Our income is principally derived from written premiums received less claims paid, sales commissions to agents, costs of underwriting and insurance taxes and fees.

We also derive income from investments which includes interest and dividend income and gains and losses on investment holdings. There is no material difference in the philosophy of the management of the investment portfolios as to types of investments that are undertaken and common management oversees the investments of both the property and life segment portfolios therefore the internal management of investments is typically accomplished at the consolidated group level as opposed to the individual insurance segment level.

Critical Accounting Policies

We prepared the accompanying financial statements in the Form 10-Q in accordance with accounting principles generally accepted in the United States of America (GAAP). The use of GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates are particularly significant due to the impact these estimates have on our financial statements and because of the likelihood that new information may become available subsequent to the release of our financial statements that may cause management to revise estimates. The most significant items subject to management judgment include reserves for incurred but unpaid property and casualty insurance losses and loss adjustment expenses, reserves for future policy benefits on life insurance contracts, deferred policy acquisition costs, valuation of investments and reserves related to litigation.

Reserves for incurred but unpaid property and casualty insurance losses and loss adjustment expenses are management’s best estimates at a given point in time of what we ultimately expect to pay claimants. These estimates typically consist of case loss reserves for reported claims, reserves for claims estimated to have been incurred during the reporting period but not yet reported to us (IBNR), and reserves for associated loss adjustment expense. These reserves are based on known facts and circumstances, analysis of historical trends and emergence patterns, and settlement patterns. Our staff conducts periodic reviews of projected loss information by line of business in order to assist management in making estimates of reserves for ultimate losses and loss adjustment expenses.

Reserves for future policy benefits on life insurance contracts are determined according to the provisions of Statement of Financial Accounting Standard No. 60. The methodology used requires that the present value of future benefits to be paid to or on behalf of policy holders less the present value of future net premiums be determined. The determination requires the use of assumptions including provisions for adverse deviation, expected yields on investments, mortality, terminations and maintenance expenses. These assumptions determine the level and sufficiency of reserves. The Company uses the services of a consulting life insurance actuary to aide in the review of these assumptions and calculation of life insurance reserves for future policy benefits.

Deferred policy acquisition costs consist primarily of commissions, certain underwriting and marketing expenses and premium taxes in which the costs have been deferred to future periods. Policy acquisition costs deferred for property and casualty insurance products are amortized over the period in which the related premiums are earned. The costs considered material components of deferred policy acquisition costs for property and casualty insurance products primarily relate to sales and servicing commissions paid to agents and insurance premium taxes. Policy acquisition costs deferred for life insurance products are amortized over the premium payment period of the related policies using assumptions consistent with those used in conjunction with the calculation of policy benefit reserves.

The valuation of debt and equity securities are typically based on quoted market prices as of the balance sheet date. Unrealized gains and losses on investments are carried at fair value, net of applicable income taxes, and are reflected in stockholders’ equity as a component of accumulated other comprehensive income and therefore, have no impact on net income. The cost basis of investment securities sold are usually determined by using the first-in, first-out methodology except that some equity securities with multiple lots may use the specific identification method. The investment committee monitors the investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Evaluations of potential impairment of investments involve judgment with consideration of the magnitude of the decline, the reason for the decline and the prospect for the fair value to recover in the near term. Declines primarily associated with broad market conditions or industry related events are typically considered to be temporary provided our intent is to hold the investment for a period of time sufficient to allow for recovery or maturity. When a decline in fair value of an investment below its cost is considered to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated fair value.

We are subject to litigation in the normal course of our insurance operations. Management evaluates the merits of each case and determines the need for establishing a reserve for potential settlement and associated legal costs of defending the Company against the allegations. Reserves are re-evaluated at least quarterly and adjusted based on latest available information. Litigation reserves involve considerable uncertainty due to the potential impact of future events and potential for adverse development due to legal climates of jurisdictions in which lawsuits are filed. While we believe current reserves are adequate based on available information there can be no assurance that actual outcomes will not differ from the current assessments made by management.

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Life, accident and health premium revenue is produced through a network of approximately 200 independent agents appointed by NSIC. Property and casualty premium revenue is underwritten by NSFC and is produced through a network of approximately 1200 independent agents. Insurance premium revenue for the period ended September 30, 2007 were up 4.1% for both the quarter and year to date with no significant change in the business mix between NSIC and NSFC.

The following table sets forth premium revenue by major line of business for the nine months ended September 30, 2007 compared to the same period last year:

	Nine months ended September 30,
		% of		% of	% increase
	2007	Total	2006	Total	(decrease)
Life, accident and health operations:
Traditional life insurance	$4,024,516	8.7%	$3,872,400	8.7%	3.9%
Accident and health insurance	1,165,801	2.5%	1,107,801	2.5%	5.2%
Total life, accident and health	5,190,317	11.2%	4,980,201	11.2%	4.2%

Property and Casualty operations:
Dwelling fire & extended coverage	20,133,357	43.4%	19,099,926	42.9%	5.4%
Homeowners (Including mobile homeowners)	20,184,177	43.5%	17,234,798	38.7%	17.1%
Ocean marine	1,286,697	2.8%	1,249,206	2.8%	3.0%
Other liability	1,194,583	2.6%	1,176,698	2.6%	1.5%
Private passenger auto liability	1,064,212	2.3%	1,818,496	4.1%	-41.5%
Commercial auto liability	525,627	1.1%	772,675	1.7%	-32.0%
Auto physical damage	651,293	1.4%	1,369,384	3.1%	-52.4%
Reinsurance premium ceded	(3,868,575)	-8.3%	(3,158,087)	-7.1%	22.5%
Total property and casualty	41,171,371	88.8%	39,563,096	88.8%	4.1%

Total earned premium revenue	$46,361,688	100.0%	$44,543,297	100.0%	4.1%

Premium revenue in the life insurance subsidiary, NSIC accounts for 11.2% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products: employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Revenue from business in-force serviced by home service agents accounts for 42% of total NSIC premium revenue. This has been the primary method of product distribution for NSIC since it’s founding in 1947. Changing demographics has necessitated a need to diversify to alternative means of distribution. In an effort to increase production of new business and penetrate markets in states outside of Alabama, NSIC began appointing independent agents in 1998. Independent agents now account for over 90% of all new business production in NSIC. Revenue from business in-force serviced by independent agents accounts for 54% of total NSIC premium revenue. In addition to the two primary methods of product distribution, approximately 6% of premium revenue is generated from the servicing of discontinued books of business and inactive programs. The most significant of these discontinued books of business is a block of policies acquired by NSIC from another carrier in 2000.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased 3.9% for the nine-month period ending September 30, 2007 compared to the same period last year. Accident and health insurance premium revenue increased 5.2%. In total NSIC premium revenue is up 4.2% for the year to date in 2007 compared to the same period last year, driven primarily by sales of new products through the independent agent sales force.

The mix of business between life insurance and accident and health insurance is unchanged compared to last year with life insurance composing 8.7% of total consolidated premium revenue and accident and health insurance composing 2.5% of total revenue.

The biggest challenge for NSIC in maintaining higher levels of premium growth remains the ability to retain in force business once it is issued, referred to in the industry as persistency. NSIC primarily serves the lower and middle income markets with lower face value life insurance products (typically $50,000 and below) and supplemental accident and health insurance products. While we believe our customers typically view our products as an important part of their financial plan, our products are also viewed by many lower to middle income households as discretionary in nature and are subject to being cancelled for non-payment of premium in the event of a decline in household income due to job loss or other economic factors. NSIC typically loses as much as 40% of new business produced in a year due to non-payment of premium. Over the past two years, our marketing department has been working to penetrate the worksite market of stable industries in our areas of distribution. Worksite marketing typically involves the sale of products at the customer’s place of employment. Payment of premium is typically facilitated through payroll deduction with the employer. We believe that penetrating this market and method of product distribution will improve our persistency as it continues to develop. Premium produced through worksite marketing currently accounts for just over 10% of life segment premium revenue.

Premium revenue in the property/casualty insurance subsidiaries increased 4.1% for the nine months ended September 30, 2007 compared to the same period last year. After several years of rapid growth, premium revenue has slowed to a more modest pace.

Premium revenue in the dwelling fire line of business increased 5.5%, or just over $1,000,000 in the first nine months of 2007 compared to the same period last year.

The homeowners line of business continues to grow at a double digit rate with an increase of 17.1% or nearly $3,000,000 in the first nine months of 2007 compared to the same period last year. Approximately 50% of the increase in homeowners business is attributable to an increase in new business from the state of Louisiana. Since hurricanes Katrina and Rita hit the state in 2005, many carriers have reduced or eliminated new business production in the state leading to favorable market conditions for growth of new business in the state. However, doing business in the state continues to carry considerable political and legal risk as the overall climate in the state is considered to be adversarial toward the insurance industry. However, we have operated in the state for many years and believe that many of the adverse conditions will improve and the insurance market has favorable long term prospects. Also, we are operating primarily on a surplus lines basis in Louisiana which allows more flexibility in setting rates, allowing us a greater opportunity charge an adequate rate to help offset the operating risk in the state. While our growth in the state has been significant since Hurricanes Katrina and Rita, we will continue to closely monitor the operating environment in the state and our own financial performance and take appropriate action to reduce our exposure should the need arise. The remaining $1.5 million increase in homeowners business is spread among our mobile homeowners and homeowners insurance products and is spread among various states.

Increased price competition in the non-standard auto lines of business in which the Company operates has depressed automobile premium revenue. Private passenger auto liability insurance declined 41.7% and auto physical damage insurance declined 52.7%. However, the private passenger auto line of business is only a small percentage of our total book of business composing only 3.7% and 7.2% of total premium revenue in 2007 and 2006 respectively. In addition to increase price competition, we temporarily halted our marketing efforts to produce new private passenger auto insurance premium pending the launch of a new web based auto insurance policy issuance and administration system. This new system was launched in the second quarter of 2007 and should lead to a turnaround in private passenger auto insurance production as agents are educated on the new system and an improved private passenger auto insurance product is launched. These efforts are expected to lead to a turnaround in private passenger auto business production beginning in 2008.

Reinsurance premium ceded increased 22.5% in the first nine months of 2007 compared to the same period last year due to an increase in new business production primarily associated with the homeowners line of business and a 9.5% increase in the rate of our catastrophe reinsurance premium.

Net investment income:

Net investment income is up $72,000 for the quarter and $275,000 for the year to date in 2007 compared to the same period last year primarily due to modest increases in interest rates in the first half of 2007.

Realized capital gains and losses:

Realized investment gains totaled $529,000 in the first nine months of 2007, down significantly from the $1,870,000 realized in the first nine months of 2006. Realized gains are generated primarily from the sale of equity portfolio investments of the insurance subsidiaries. An investment committee composed of senior company management manages these investments. We will sell or decrease positions in certain investment holdings only as market conditions warrant which can lead to significant fluctuations in realized capital gains from quarter to quarter and year to year.

Other income:

Other income decreased $117,000 in the first nine months compared to last year and $47,000 for the quarter. Other income is primarily composed of insurance related fees tied to the non-standard auto line of business. The decrease in fees is primarily attributable to the decline in non-standard auto premium production.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses (claims) are significantly improved compared to the three month and nine month periods ended September 30 of last year. For the three month period ended September 30, 2007, claims were $8,927,000, or 56.1% of premium revenue, a decline of 2.9 percentage points compared to third quarter of last year which totaled 59% of premium revenue. For the nine month period ended September 30, 2007, claims totaled $28,259,000 or 60.95% of premium revenue, compared to $29,272,000 last year which totaled 65.72% of premium revenue. The improvement in the loss ratio is primarily attributable to across the board improvements in dwelling fire and homeowners lines of business.

Also notable, for the second year in a row, the third quarter was free of any significant catastrophe related losses. For the year to date in 2007, catastrophe related losses were $650,000 down from the $1,025,000 in catastrophe related losses incurred in the first nine months of 2006. No hurricane related losses have been incurred in either of the last two years. Catastrophe related losses in both years were the result of March and April tornado related activity.

Policy acquisition costs:

Policy acquisition costs for the third quarter of 2007 as a percent of earned premium was unchanged compared to last year at 19.4% of premium revenue. For the year to date, policy acquisition costs are moderately higher at 20.1% of premium revenue compared to 19.1% last year. An increase in the estimate for agents bonus commissions is the primary reason for the increase in policy acquisition cost for the year to date.

General insurance expenses:

General expenses for the third quarter of 2007 were slightly higher at 13.96% of premium revenue compared to 12.9% last year, an increase of $254,000. Increased corporate level expenses and compliance costs were the primary contributor to the increase in general expenses.

Taxes, licenses, and fees:

Insurance taxes licenses and fees were 5% of premium revenue for the third quarter of 2007 compared to 3.6% last year and 4.05% for the year to date in 2007 compared to 3.65% for the same period last year. A change in the estimate municipal license fees in the states of Georgia and South Carolina was the primary factor contributing to the increase in insurance taxes licenses and fees for the quarter and year to date. While the cost of these fees did not change and the overall impact on the financials was not material, the change in the method of estimation increased the accrual of expense for these fees and led to a one time spike in expenses for the quarter and year to date.

Interest expense:

Interest expense increased for the quarter and year to date by $27,000 and $17,000 respectively. We refinanced $2.3 million in short term debt in June of 2007 and borrowed an additional $700,000 though the issuance of a total of $3 million in trust preferred securities which moderately increased our interest cost for the quarter and year to date.

Income taxes:

The effective tax rate for the three month period ended September 30, 2007 was 26.6% compared to 29.6% for the same period last year and the effective tax rate for the nine month period ended September 30, 2007 was 25.4% compared to 27.9% for the same period last year. An increase in the allocation of tax free bonds during 2007 in the investment portfolio is the primary factor contributing to the decrease in the effective tax rate.

Discontinued operations:

As discussed earlier, in April of 2007 we disposed of the majority of our investment in Mobile Attic. The sale included all assets of Mobile Attic and the buyer assumed all Mobile Attic liabilities. Proceeds in excess of assets sold and liabilities assumed by the seller totaled $2,700,000. The net of tax gain on the sale of Mobile Attic was $1,460,000. After deducting a loss from discontinued operations for the first quarter of 2007, net income from discontinued operations for Mobile Attic for the nine months ended September 30, 2007 totaled $1,319,000.

The income statement for the quarter and year to date ended September 30, 2006 contain adjustments to reclassify the operations of Mobile Attic to the discontinued operations section.

Additional details of the transaction are disclosed on Form 8-K dated April 10, 2007.

Summary:

Premium revenue for the third quarter of 2007 totaled $15,913,000 an increase of 4% over the third quarter of 2006 which totaled $15,297,000. For the year to date, premium revenue totaled $46,362,000, also an increase of 4% compared to the year to date in 2006 of $44,543,000. Increased premium revenue in the homeowners line of business served to offset declines in premium revenue in the private passenger auto line of business to generate the net increase of 4% in premium revenue for the quarter and year to date.

Net investment income increased $72,000 in the third quarter of 2007 to $1,216,000 compared to last year and increased for the year to date in 2007 by $275,000 to $3,629,000 due to a moderate increase in invested assets and improvements in portfolio yields.

The Company has net income from continuing operations for the third quarter of 2007 of $1,505,000 compared to $1,913,000 for the third quarter of 2006. Income from insurance operations was comparable to last year with the most significant change being a reduction in realized capital gains. A loss from discontinued operations was incurred in the third quarter of 2006 from Mobile Attic of $77,000 compared to $0 in the third quarter of 2007 due to the completion of the sale of Mobile Attic in the second quarter of 2007.

For the year to date in 2007, the Company has income from continuing operations of $3,169,000 compared to $2,858,000 in 2006. The $1,341,000 decrease in realized capital gains is offset by a reduction in loss and loss adjustment expenses from 65.72% of earned premium in the first nine months of 2006 to 60.95% of earned premium in the first nine months of 2007.

For the year to date in 2007, the Company has net income from discontinued operations of $1,319,000 primarily associated with a net of tax gain on disposal of Mobile Attic of $1,460,000. The Company sold its stake in Mobile Attic in the second quarter of 2007. Mobile Attic had a year to date loss from discontinued operations of $193,000 in 2006.

For the first nine months of 2007, the Company has net income of $4,488,000 compared to $2,665,000 for the first nine months of 2006. The most significant item contributing to the increase in net income was the gain on disposal from discontinued operations associated with the disposal of Mobile Attic. However, improved underwriting results in the property and casualty insurance subsidiary also contributed to a 10.8% increase in income from continuing operations.

Investments:

Invested assets at September 30, 2007 increased $3,363,000 compared to December 31, 2006. The increase was primarily attributable to an increase in market prices of available for sale securities coupled with an increase in net new investments of just over $1,000,000.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At September 30, 2007 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default. The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not material to the Company’s financial condition.

In light of the meltdown in certain segments of the credit markets during August and September of 2007, we have undertaken a review of our entire fixed income investment portfolio. We do own considerable amounts of mortgage related debt securities in our investment portfolio; however we have no material exposure to the most heavily impacted segment of the credit market dealing primarily with private label sub-prime mortgage backed securities. The majority of our mortgage security related holdings (including CMO’s) were issued by the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Association (FHLMC). We have not experienced changes in market values of these securities other than those caused by factors impacting interest rates markets overall. We did not write down any securities in the quarter due to other than temporary declines in market value and do not anticipate any material write downs due to the current situation related to sub-prime mortgage crisis.

We also do not own any collateralized debt obligations (CDO’s) related to credit card receivables or other segments of the consumer credit market that may face pressure in the event of an economic downturn. While we do own corporate bonds in our portfolio that could face pressure in an economic slowdown, corporate bonds currently compose less than 15% of our bond portfolio and is primarily comprised of investment grade issues with issuers having total debt to capital levels of less than 40%. The majority of our bond investment portfolio remains in government, agency and insured municipal bond investments that we believe positions us well should we enter an economic downturn.

Liquidity and capital resources:

At September 30, 2007, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $48,378,000 up $2,999,000 compared to December 31, 2006. The increase reflects current net income of $4,488,000, an increase in accumulated other comprehensive income (primarily unrealized investment gains) of $176,000, and dividends paid of $1,665,000.

The Company has $12.84 million in debt outstanding consisting primarily of $12.372 million in long term debt from the proceeds of two separate trust preferred securities issuances, the latest of which totaled $3.0 million and was completed in June of 2007. The Company currently does not anticipate any material new borrowings.

Short term debt of $466,000 is associated with a line of credit from a local bank secured by NSIC. The proceeds of the credit line are being used to fund construction cost of an expansion of the home office facilities. The total available under the credit line is $900,000 and the debt is expected to be retired in full no later than the first quarter of 2008.

The Company had $3,764,000 in cash and short term investments at September 30, 2007. Net cash provided by operating activities totaled $4,000,000 for the nine months ended September 30, 2007 and was primarily generated by operations of the property and casualty insurance subsidiaries.

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

The Company’s business is concentrated primarily in the Southeastern United States. Accordingly, unusually severe storms or other disasters in the Southeastern United States might have a more significant effect on the Company than on a more geographically diversified insurance company. However, the Company maintains a catastrophe reinsurance program to limit the effect of such catastrophic events on the Company’s financial condition. The Company deductible under the terms of the reinsurance contract totals $3.5 million however; the Company maintains cash and short term investments in sufficient amounts to cover the deductible payment in the event of a catastrophic event.

Discussion of dividend policy:

We have historically maintained a pattern of increasing dividends to shareholders on an annual basis with the increase customarily occurring in November of each year. Since 2002, this increase in per share dividends has amounted to a $0.02 per share annual increase in dividends paid per share. In 2007, the Board of Directors of the Company, upon the recommendation of management, voted to forego the customary ½ cent increase in the quarterly dividend. Instead, the board voted to keep the dividend the same as had been paid in the previous quarters of 2007 at .225 per share. Several factors entered into this decision; however the most significant factor was our current high payout ratio and lack of significant capital growth to support future premium revenue growth initiatives. We have set a target dividend payout ratio of 30 to 35% of earnings, a level that we have exceeded for many years. It is important that we increase earnings to the point of supporting the dividend at the current level to allow us to provide our stockholders with current income but also allow for the growth of our capital in order to support our future growth initiatives important for the long term health of the Company. We believe our current earnings are sufficient to support our dividend at the current level but we elected to pass on this year’s per share dividend increase to allow more time for our earnings base to “catch-up” with the current dividend payout. We are also aware that we have a streak of annual dividend increases that dates back over 20 years. While we did forego our customary November dividend increase, we will still payout over $2,219,000 in dividends this year, or .90 per share, a modest increase over last years total dividend payouts for the year of $2,183,000 or .885 per share. We intend to revaluate our dividend payout no later than the fourth quarter of next year and based on our current evaluation of the future operations, we do not foresee a reduction in quarterly dividend payments from the current level and it is our current intent to resume a modest level of dividend growth. It should be noted that, while no material increase or decrease in the quarterly dividend is currently anticipated, dividends are declared and paid on a quarterly basis and is subject to review quarterly by the Company Board of Directors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the nine months ended September 30, 2007. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2006.

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

.

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
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

11. Computation of Earnings Per Share Filed Herewith, See Note 3 to Consolidated Financial
Statements.

31.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, filed herewith.

b. Reports on Form 8-K during the quarter ended September 30, 2007

Date of Report	Date Filed	Description

July 23, 2007	July 23, 2007	Press release, dated July 23, 2007 issued by The National Security Group, Inc.
August 13, 2007	August 13, 2007	Press release, dated August 13, 2007, issued by The National Security Group, Inc.

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

Dated: November 13, 2007