Form 10-K
period 2007-12-31
NATIONAL SECURITY GROUP INC
filed 2008-03-31
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2007	Commission File Number 0-18649

The National Security Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

Registrant’s Telephone Number including Area Code (334) 897-2273

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $1.00 per shareThe NASDAQ Global Market (EXCHANGE)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  o    No    x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  o    No    x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   x    No   o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     o  Accelerated filer   o   Non-accelerated filer   x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  o    No    x

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 2008, (based upon the bid price of these shares on NASDAQ on such date) was $17,395,859

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding December 31, 2007
Common Stock, $1.00 par value	2,466,600 shares

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 1, 2008 are incorporated by reference into Part III of this Form 10-K Report which will be filed with the Securities and Exchange Commission no later than 120 days from December 31, 2007.

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

PART I

Item 1. Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company, NSG, we, us, our), an insurance holding company, was incorporated in Delaware on March 20, 1990. The Company, through its three wholly owned subsidiaries, operates in two industry segments; property and casualty, and life insurance. The property and casualty subsidiaries of the Company, National Security Fire and Casualty (NSFC), and Omega One Insurance Company (Omega), primarily write personal lines coverage including dwelling fire and windstorm, homeowners, mobile homeowners, and personal non-standard automobile lines of insurance in eleven states. Property-casualty insurance is the most significant industry segment accounting for 89% of total premium revenues. The Company’s life insurance subsidiary, National Security Insurance Company, offers a basic line of life and health and accident insurance products in six states.

The Company’s common stock is traded on the NASDAQ Global Market under the symbol NSEC.

The Company’s website address is: www.nationalsecuritygroup.com

Industry Segment and Geographical Area Information

Property and Casualty Insurance Segment

The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. This segment will be referred to throughout this report as NSFC, property-casualty segment or P&C segment. NSFC is licensed to write insurance in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia, and operates on a surplus lines basis in the states of Louisiana, Missouri, and Texas. Omega is licensed to write insurance in Alabama and Louisiana. The following table indicates allocation percentages of direct written premium by state for the three years ended December 31, 2007, 2006 and 2005:

State	Percent of direct written premium
	2007	2006	2005
Alabama	32.87%	35.43%	35.46%
Arkansas	8.23%	8.79%	9.74%
Georgia	7.08%	6.02%	6.42%
Louisiana	10.74%	10.20%	5.29%
Mississippi	15.73%	17.01%	21.38%
South Carolina	10.16%	8.32%	8.68%
Florida	0.20%	0.23%	0.34%
Missouri	1.07%	1.67%	2.20%
Oklahoma	5.44%	4.20%	4.15%
Tennessee	6.80%	6.66%	4.98%
Texas	1.68%	1.47%	1.36%
	100.00%	100.00%	100.00%

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

The operating results of the property-casualty insurance industry are subject to significant fluctuations from quarter to quarter and from year to year. These fluctuations are often due to the effect of competition on pricing, unpredictable losses incurred in connection with weather-related and other catastrophic events, general economic conditions, and other factors, such as changes in tax laws and the regulatory environment.

The following table sets forth the premiums earned and pre-tax income during the periods reported for the property and casualty insurance segment:

	Year Ended December 31
	(Amounts In Thousands)
	2007	2006	2005
Net premiums earned:
Fire, Allied lines and Homeowners	$49,460	$44,871	$38,671
Automobile	4,504	6,327	6,990
Other	1,255	1,126	1,668
	$55,219	$52,324	$47,329

Income before taxes	$8,594	$8,598	$2,687

Property and Casualty Loss Reserves

Our property and casualty insurance subsidiaries are required to maintain reserves to cover their ultimate liability for losses and adjustment expenses. Our staff periodically conducts reviews throughout the year of projected loss development information in order to adjust estimates. The liability for loss and adjustment expense reserves consists of an estimated liability for the ultimate settlement of claims that have been reported as well as an estimate of loss and adjustment expenses for incurred claims that have not yet been reported (IBNR). IBNR estimates are based primarily on historical development patterns using quantitative data generated from statistical information and qualitative analysis of legal developments, economic conditions and development caused by events deemed to be infrequent in occurrence. The reserves are based on an estimate made by management. Management estimates are based on an analysis historical paid and incurred loss development patterns for the previous ten loss years. Prior year period-to-period loss development factors are applied to latest reported loss reserve estimates in order to estimate the ultimate incurred losses for each given loss year. The amount of loss reserves estimated in excess of current reported case losses are recorded as IBNR reserves.

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

We engage a consulting actuary to issue an opinion as to the adequacy of statutory insurance reserves that are estimated by management. These opinions are filed with the various insurance regulatory jurisdictions in which we are licensed. In addition to the annual review, we conduct interim reviews during the year in order to insure that no significant changes have occurred in our loss development that might adversely impact our loss reserving methodology.

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

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2007 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate. Due to the short tail nature of the property and casualty subsidiaries claim liabilities, the Company does not discount loss reserves for the time value of money. Dollar amounts are in thousands.

		1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Gross unpaid losses per
Consolidated Balance Sheet		$21,869	$21,528	$18,463	$15,409	$11,489	$11,513	$11,343	$13,094	$19,511	$12,498	$11,973
Ceded reserves		(7,148)	(5,889)	(3,899)	(3,092)	(2,396)	(1,555)	(1,232)	(2,611)	(8,560)	(1,783)	(555)
Net unpaid losses		$14,721	$15,639	$14,564	$12,317	$9,093	$9,958	$10,111	$10,483	$10,951	$10,715	$11,418

Liability re-estimated:	1 year later	$14,158	$14,637	$11,067	$8,847	$6,805	$7,334	$9,186	$9,042	$11,844	$11,817
	2 years later	14,570	12,067	9,261	7,863	6,017	7,165	8,607	9,118	11,827
	3 years later	13,161	11,350	8,931	7,460	5,856	6,906	8,098	8,669
	4 years later	12,936	11,496	8,556	7,236	5,699	6,509	7,863
	5 years later	13,271	11,121	8,422	7,240	5,436	6,499
	6 years later	13,034	11,087	8,519	6,995	5,413
	7 years later	13,104	11,202	8,264	6,961
	8 years later	13,193	10,968	8,245
	9 years later	13,005	10,972
	10 years later	13,033

Net deficiency (redundancy)		$(1,688)	$(4,667)	$(6,319)	$(5,356)	$(3,680)	$(3,459)	$(2,248)	$(1,814)	$876	$1,102

Cumulative payments:	1 year later	$7,176	$5,997	$4,423	$3,907	$3,362	$4,342	$5,567	$5,584	$7,384	$6,438
	2 years later	9,961	8,079	5,758	5,643	4,416	5,520	6,765	7,006	9,063
	3 years later	10,887	8,997	7,266	6,359	5,076	5,865	7,038	7,521
	4 years later	11,566	10,371	7,744	6,737	5,221	5,945	7,274
	5 years later	12,522	10,557	8,039	6,837	5,106	6,136
	6 years later	12,657	10,779	8,139	6,731	5,164
	7 years later	12,892	10,874	8,028	6,773
	8 years later	12,972	10,763	8,067
	9 years later	12,860	10,804
	10 years later	12,866

Net deficiency (redundancy) above		$(1,688)	$(4,667)	$(6,319)	$(5,356)	$(3,680)	$(3,459)	$(2,248)	$(1,814)	$876	$1,102

Life Insurance Segment

National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947, conducts the Company’s life insurance business. This segment will be referred to throughout this report as NSIC, Life Company, or Life segment. NSIC is licensed to write insurance in six states: Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas. The following table indicates NSIC’s percentage of direct premiums collected by state for the three years ended December 31, 2007, 2006 and 2005.

State	Percentage of Total Direct Premiums
	2007	2006	2005
Alabama	56.95%	58.86%	60.62%
Georgia	22.08%	21.05%	20.55%
Mississippi	10.04%	9.89%	9.82%
South Carolina	6.28%	5.37%	4.17%
Florida	1.96%	2.02%	2.35%
Texas	2.69%	2.81%	2.49%
	100.00%	100.00%	100.00%

NSIC has two primary methods of distribution of insurance products, home service (career) agents and independent agents. The home service distribution method of life insurance products accounts for 37.2% of total premium revenues in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent. The home service distribution method has been the Company’s primary method of distribution since the founding of NSIC in 1947. However, over the past seven years, the Company has placed its primary emphasis for future growth on alternative methods of distribution. The Company employed 11 career agents and one regional manager at December 31, 2007. The independent agent distribution method accounts for 53.7% of total premium revenue in the life insurance segment. Since NSIC began marketing life, accident and health products through independent agents in 1999 this distribution channel has become the Company’s fastest growing and primary method of distribution. Approximately 917 agents of the Company’s independent agents produced new business during 2007. The remaining 9.1% of premium revenue consists of the following:  a book of premium acquired from a state guaranty association in 2000 (1.8%), premium generated through direct sales of school accident insurance (1.1%), and other miscellaneous business serviced directly through the home office (6.2%).

NSIC’s primary products are life insurance, both term and whole life, and health and accident insurance. NSIC does not sell annuities, interest sensitive whole life or universal life insurance products. Term life insurance policies provide death benefits if the insured’s death occurs during the specific premium paying term of the policy. The policies generally do not provide a savings or investment element included as part of the policy premium. Whole-life insurance policies demand a higher premium than term life, but provide death benefits which are payable under effective policies regardless of the time of the insured’s death and have a savings and investment element which may result in the accumulation of a cash surrender value. Our accident and health insurance policies provide coverage for losses sustained through sickness or accident and include individual hospitalization and accident policies, group supplementary health policies, and specialty products, such as cancer policies. Our line of health and accident products feature specified fixed benefits, so rapidly rising health care costs do not have as great an impact on our health and accident line as they do on comparable products offered by other companies.

The following table displays a schedule of 2007 life segment premium produced by product and distribution method (dollars in thousands):

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$123	$-	$69
Ordinary	2,026	2,861	296
Group Life	-	34	86
A&H Group	-	-	92
A&H Other	384	990	70
Total Premium by Distribution Method	$2,533	$3,885	$613

The following table sets forth certain information with respect to the development of the Life Company’s business:

	Year Ended December 31
	(Amounts In Thousands)
	2007	2006	2005
Life insurance in force at end of period:
Ordinary-whole Life	$174,800	$140,800	$137,100
Term Life	26,000	46,400	38,400
Industrial life	29,000	30,000	28,100
Other	-	-	-
	$229,600	$217,200	$203,600

Life insurance issued:
Ordinary-whole life	$36,700	$39,100	$35,600
Term Life	9,400	8,000	3,500
Industrial	-	-	-
Other	-	-	-
	$46,100	$47,100	$39,100

Net premiums earned:
Life insurance	$5,495	$5,065	$4,819
Accident and health insurance	1,536	1,485	1,415
	$7,031	$6,550	$6,234

Life Insurance Segment Reserves

We engage a consulting actuary to calculate our reserves for traditional life insurance products. The methodology used requires that the present value of future benefits to be paid under life insurance policies less the present value of future net premiums be calculated. The calculation uses assumptions including estimates of any adverse deviation, investment yields and changes in investment yields, mortality, maintenance expenses and any non-forfeiture options or termination benefits. The assumptions determine the level and sufficiency of reserves and reserves are calculated and reviewed by our consulting actuary at the end of each quarter. The independent consulting actuary also reviews our estimates for other insurance products including claims reserves under accident and health contracts. Management believes that the reserve amounts reflected in the accompanying financial statements are adequate.

Investments

A significant percentage of the total income for the Company is tied to the performance of its investments. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company. Our investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities. At December 31, 2007, investments comprise 80% of total assets and investment income (including realized gains) comprises 9% of total revenues evidencing the significant impact investments can have on financial results. Because the Company’s insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The Company’s investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

The single most significant investment for the Company was The Mobile Attic, Inc. (Mobile Attic), a joint venture with a local manufacturing firm established in the fourth quarter of 2001. The Company sold the majority of its 50% stake in Mobile Attic in April of 2007, retaining a 5% interest. The Company realized a net of tax gain on the disposal of $1,460,000.

Marketing and Distribution

As mentioned earlier in this report, NSIC products are marketed through a field force of agents and career agents who are employees of the Life Company and through a network of independent agents. The Company’s use of independent agents is expected to be more cost effective in the long term and has become the fastest growing method of distribution. In an effort to boost productivity and better educate agents on the products and services of NSIC, the Life Company marketing team travels extensively throughout our service areas holding training sessions for agents. We also offer our best agents opportunities to attend retreats at least twice a year to network with the home office staff that help serve them and our policyholders. In addition, the retreats provide agents with additional knowledge of the products we offer, and serve as a forum for feedback on how we can better serve our agency force and policyholders.

NSFC and Omega products are marketed through a network of independent agents and brokers, who are independent contractors and generally maintain relationships with one or more competing insurance companies. NSFC employs three field marketing representatives who visit in the offices of our independent agent force regularly to give the agents opportunities for feedback. Our NSFC marketing representatives also host training seminars throughout our service area. The goal of these seminars is to educate the independent agent sales force about our products and services.

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by NSIC in 2007 averaged approximately 22% of premiums. Commissions paid by NSFC in 2007 averaged approximately 14% of premiums. During 2007, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2007, NSIC employed 11 career agents and one regional manager. NSIC also had approximately 550 independent agents actively producing new business.

At December 31, 2007, NSFC had contracts with approximately 1,300 independent agencies in eleven states.

Competition

In both of our insurance segments, we operate in a very competitive environment. There are numerous insurance companies competing in the various states in which we offer our products. Many of the companies with which we compete are much larger, have significantly larger volumes of business, offer much broader ranges of products and have more significant financial resources than we do. We compete directly with many of these companies, not only in the sale of products to consumers, but also in the recruitment and retention of qualified agents. We believe the main areas in which a smaller company, like us, can compete is in the areas of providing niche products in underserved areas of the insurance market at competitive prices while providing excellent service to our agents and policyholders during the entire insurance product lifecycle from policy issuance to final payment of a claim. We pride ourselves on being accessible to our independent agent force and maintain a presence through the efforts of a field marketing staff and easy access to any and all home office staff. We believe we have made significant advancements in developing a competitive advantage, especially over the last decade. We also have longstanding relationships with many of our agents. We believe we compete effectively within the markets we serve and continue to evolve our processes and procedures in order to garner further competitive advantages.

NSFC and Omega’s primary insurance products are dwelling fire, homeowners, including mobile homeowners, and private passenger auto coverage. Dwelling fire and homeowners, collectively referred to as the dwelling property line of business, is the largest segment of property and casualty operations composing 94% of total property and casualty premium revenue. We focus on providing niche insurance products within the markets we serve. We are in the top twenty dwelling property insurance carriers in our two largest states, Alabama and Mississippi. However, due to the large concentration of business among the top five carriers our total combined market share in these two states is less than 2%.

We have actively sought competitive advantages over the last five years in the area of technological advancement. We have replaced our primary policy administration systems in both our property and casualty and life insurance subsidiaries. We replaced our legacy policy administration system in our life subsidiary in 2002. In late 2006 and throughout 2007 we began the process in transitioning to a new policy administration system in our property and casualty subsidiary.

The new property and casualty administration system is an internally developed end-to-end system that we believe will significantly enhance our ability to compete with larger carriers in the market we serve. The system features a web based portal that allows our independent agents to rate, quote and issue policies directly in their office. The new system streamlines the underwriting process with automation of many previous manual processes and greatly enhances our agents ability to provide excellent service to their clients. The system also enhances the efficiency of our underwriting process allowing for a more thorough evaluation of risks. While the conversion process will continue into 2008, we believe this new system will greatly enhance our ability to remain competitive in the markets we serve.

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

Our insurance subsidiaries are subject to various statutory restrictions and limitations relating to the payment of dividends or distributions to stockholders. The restrictions are generally based on certain levels of surplus, net income or operating income as determined by statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends made within the preceding 12 months that do not exceed the greater of (1) 10% of statutory surplus as of the end of the preceding year or (2) for property and casualty insurers, statutory net income for the preceding year or for life companies, statutory net gain from operations. Dividends in excess of the restricted amounts are payable only after obtaining regulatory approval. Future dividends from the insurance subsidiaries may be limited by business or regulatory considerations. The Group relies on the ability of the insurance subsidiaries to pay dividends to fund quarterly stockholder dividends and for payment of most operating expenses of the group, including interest and principal payments on debt. We are not currently under any regulatory dividend limitations that may limit our liquidity in the Group. Further discussion of dividend payment capacity of subsidiaries can be found in Note 12 of the Consolidated Financial Statements included herein.

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer’s assets, including investments and an insurer’s liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company’s total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2007, each subsidiary significantly exceeds any levels that would require regulatory actions.

A.M. Best Rating

A.M. Best Company is a leading provider of insurance company financial strength ratings and insurance company issuer credit ratings. Best’s financial strength ratings and issuer credit ratings provide an independent opinion based on comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. The property and casualty companies currently carry an A.M. Best group financial strength rating of B++ (Good) with a stable outlook. This rating has remained the same for the past ten years. The property and casualty group maintains an issuer credit rating of “bbb” with a stable outlook. National Security Insurance Company maintains a company specific financial strength rating of B (Fair) with a stable outlook and an issuer credit rating of “bb” with a stable outlook. For the latest ratings, access www.ambest.com.

Employees

The Company itself has no management or operational employees. Instead all human resource activities are held by subsidiary National Security Insurance Company. NSIC employed 164 staff members as of December 31, 2007. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with The National Security Insurance Company whereby the Company and the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. The Company, through NSIC, is represented by 14 employee agents in Alabama. The Company’s property and casualty subsidiaries had over 1,300 independent agents producing business at December 31, 2007.

The success of the Company is largely dependent upon its relations with its employees. High employee morale is critical to the accomplishment of our mission. Our mission statement declares that we will strive to: 1) Provide financial assurance to policyholders in times of emergencies, crisis or financially difficult times such as fires, natural disasters, accidents, sickness, death, and retirement; 2) Provide a rate of return on invested capital to shareholders equal to or better than industry standards; and 3) Provide an environment in which all employees are enabled, encouraged, and stimulated to perform continuously at their highest level of productivity and creativity thereby attaining the highest possible level of job satisfaction.

The Company has placed an increased emphasis on employee education in recent years. This has resulted in the Company offering financial incentives to employees desiring to further their education, and the establishment of a Plan for Employee Progress (PEP) program. The PEP program rewards employees who take advantage of training opportunities and who excel in the performance of their duties. The potential rewards for successful participants in the program include salary increases and promotions within the Company.

Additional information with respect to The National Security Group’s business

We maintain a website (www.nationalsecuritygroup.com ). The National Security Group, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available through our Internet website, free of charge, as soon as reasonably practical upon having been electronically filed or furnished to the Securities and Exchange Commission.

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

Item 1A. Risk Factors

Risk factors are events and uncertainties over which the Company has limited or no control and which can have a material adverse impact on our financial condition or results of operations. We are subject to a variety of risk factors. The following information sets forth our evaluation of the risk factors we deem to be most material. We work to actively manage these risks, but the reader should be cautioned that we are only able to mitigate the impact of most risk factors, not eliminate the risk. Also, there may be other risks which we do not presently deem material that may become material in the future.

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

NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured. NSFC and Omega generally reinsure with third parties any liability in excess of $225,000 on any single policy. In addition, the property and casualty subsidiaries have catastrophe excess reinsurance, which provided protection in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 2007, the property and casualty subsidiaries had catastrophe protection up to a $47.5 million loss. Under the property and casualty subsidiaries reinsurance arrangement in force during 2007, the Company retained the first $3.5 million of insured losses from any single catastrophic event. The next $17.5 million in insured losses from any single event was 95% reinsured with the Company’s net retention being 5%. The third layer of reinsurance protection provided coverage for 100% of insured losses exceeding $17.5 million and up to $42.5 million. In July of 2007, the Company added an additional layer of coverage to the reinsurance program. The fourth layer of reinsurance protection provided coverage for 100% of insured losses in excess of $42.5 million up to $47.5 million. The amount of catastrophe reinsurance protection purchased by the Company was based on computer modeling of actual Company exposure. The Company generally seeks catastrophe protection for scenarios based on the computer modeling that mitigates losses up to a near term 1 in 100 year event, further described as an amount at which the probability of not exceeding is not less than 99%. NSFC and Omega had a provision for one reinstatement (coverage for two catastrophic events) during 2007.

Our inability to procure reinsurance, primarily catastrophe reinsurance, could adversely impact our ability to maintain our level or premium revenue.

Risk of loss from catastrophic events and geographic concentration

As described above, we maintain catastrophe reinsurance in amounts that provides protection to the Company’s financial condition in all but the most remote likelihood of occurrences. Our most critical catastrophe risk is from hurricanes due to our proximity to the Atlantic Ocean and the Gulf of Mexico. Our results of operations are very likely to be materially impacted in the event of the landfall of a major hurricane striking the Northern Gulf Coast or Southern Atlantic Coast in Georgia or South Carolina where we maintain significant concentrations of business. We are also exposed to the risk of significant tornado activity in many of the states in which we operate. Our most significant catastrophic event risk is the risk of a loss in excess of the Company’s upper catastrophe limit which could adversely impact the Company’s financial condition if such an event occurs. We are also subject to assessments from windstorm underwriting pools in various states. These risks are often difficult to measure and in the event of a major catastrophe, could exceed the upper limits of our available reinsurance protection.

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2007, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $28.5 million. We believe that such reserves for future policy benefits are adequate to provide for future policy benefits.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2007, the property and casualty subsidiaries had reserves for unpaid claims of approximately $12 million before subtracting unpaid claims, due from reinsurers of $560 thousand leaving net unpaid claims of $11.5 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2007, 2006 or 2005. The Company believes such reserves are adequate to provide for settlement of claims.

We incur the risk that we may experience excessive losses due to unanticipated claims frequency, severity or both that may not be factored into our loss reserve liabilities. Unexpected frequency and severity can be adversely impacted by outcomes of claims litigation; adverse jury verdicts related to claims settlements and adverse interpretations of insurance policy provisions which results in increased liabilities. We are also subject to the risk of unanticipated assessments from state underwriting associations or windstorm pools related to losses in excess of the associations or pool’s ability to pay. Such costs are often allocated to companies operating in the jurisdiction of the association or windstorm pool and the likelihood and amount of such assessments are difficult to predict. These events could adversely impact our historical loss reserving methodology and cause financial adjustments that could materially impact our financial condition and results of operations.

Financial Ratings

The insurance subsidiaries are rated by AM Best Company, an insurance company-rating agency. NSFC is rated B++ (Good), Omega is rated B+ (Good) and NSIC is rated B (Fair) by AM Best Company. A downgrade in our AM Best ratings could adversely impact our ability to maintain existing business or generate new business.

Regulation

The insurance subsidiaries are each subject to regulation by the insurance departments of those states in which they are licensed to conduct business. Although the extent of regulation varies from state to state, the insurance laws of the various states generally establish supervisory departments having broad administrative powers with respect to, among other matters: the granting and revocation of licenses to transact business, the licensing of agents, the establishment of standards of financial solvency (including reserves to be maintained), the nature of investments and in most cases premium rates, the approval of forms and policies, and the form and content of financial statements. The primary purpose of these regulations is the protection of policyholders. Compliance with regulations does not necessarily confer a benefit upon shareholders.

Many states, in which the insurance subsidiaries operate, including Alabama, have laws requiring that insurers become members of guaranty associations. These associations guarantee that benefits due policyholders of insurance companies will continue to be provided even if the insurance company which wrote the business is financially unable to fulfill its obligations. To provide these benefits, the associations assess the insurance companies licensed in a state that write the line of insurance for which coverage is guaranteed. The amount of an insurer’s assessment is generally based on the relationship between that company’s premium volume in the state and the premium volume of all companies writing the particular line of insurance in the state. The Company has paid no material amounts to guaranty associations over the past three years. These payments, when made, are principally related to association costs incurred due to the insolvency of various insurance companies. Future assessments depend on the number and magnitude of insurance company insolvencies and such assessments are therefore difficult to predict.

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

Technology

Our insurance subsidiaries are dependent on computer technology and internet based platforms in the delivery of insurance products. Our ability to innovate and manage technological change is a key to remaining competitive in the insurance industry. A breakdown in major systems or failure to maintain up to date technology could adversely impact our ability to write new business and service existing policyholders which would adversely impact our results of operations and financial condition.

Key Personnel

As a small company within the insurance industry, we could be adversely impacted by the loss of key personnel. Our ability to remain competitive is contingent upon our ability to attract and retain qualified personnel in all aspects of our operations.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal executive offices, owned by NSIC, are located at 661 East Davis Street, Elba, Alabama. The executive offices are shared by the insurance subsidiaries. The building was constructed in 1977 and is approximately 30,700 square feet. The Company completed a major expansion and renovation project in early 2008, adding an additional 4,684 square feet and renovating 3,017 square feet of the existing structure. The Company believes this space to be adequate for its immediate needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Company is traded in the NASDAQ Global Market. Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ). The trade symbol is NSEC.

The following table sets forth the high and low sales prices per share, as reported by NASDAQ during the period indicated:

	Stock Closing Prices
	High	Low
2007
First Quarter	$18.25	$16.75
Second Quarter	19.87	17.31
Third Quarter	19.00	15.76
Fourth Quarter	18.72	16.68

2006
First Quarter	$18.25	$15.70
Second Quarter	18.11	15.77
Third Quarter	17.90	15.40
Fourth Quarter	17.47	15.64

Shareholders

The number of shareholders of the Company’s capital stock as of January 31, 2008, was approximately 1,400.

Dividends

The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

Dividends
Per Share
2007
First Quarter	0.225
Second Quarter	0.225
Third Quarter	0.225
Fourth Quarter	0.225

2006
First Quarter	0.220
Second Quarter	0.220
Third Quarter	0.220
Fourth Quarter	0.225

Discussion regarding dividend restrictions may be found on page 32 of the Managements’ Discussion and Analysis as well as in Note 12 of the consolidated financial statements.

The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions. Total shareholder dividends paid in 2007 totaled $2,220,000 which was primarily funded by the insurance subsidiaries. Dividends from the insurance subsidiaries are subject to approval of the regulator in the state of domicile, the Alabama Department of Insurance.

There is a present expectation that dividends will continue to be paid in the future but future dividends are dependent on future earnings, the Company’s financial condition and other factors evaluated periodically by management and the Board of Directors.

Item 6. Selected Financial Data

Five-Year Financial Information:

(Amounts in thousands, except per share)

Operating results	2007	2006	2005	2004	2003

Net premiums earned	$62,250	$58,874	$53,563	$52,985	$47,536
Net investment income	4,749	4,463	3,964	4,230	4,023
Net realized investment gains	1,493	2,565	3,493	2,162	1,416
Other income	1,071	1,211	1,416	1,312	1,395
Total revenues	$69,563	$67,113	$62,436	$60,689	$54,370
Net Income	$6,040	$4,250	$1,558	$3,113	$4,090
Net income per share	$2.45	$1.72	$0.63	$1.26	$1.66

Other Selected Financial Data	2007	2006	2005	2004	2003
Total shareholders’ equity	$48,447	$45,379	$43,556	$46,676	$45,872
Book value per share	$19.64	$18.39	$17.66	$18.92	$18.60
Dividends per share	$0.900	$0.885	$0.865	$0.845	$0.825
Net change in unrealized
capital gains (net of tax)	$(664)	$(244)	$(2,544)	$(225)	$1,658
Total assets	$135,585	$134,911	$139,226	$128,631	$127,236

Quarterly information:

	Premiums	Investment & Other Income	Realized Investment Gains or Losses	Benefits	Net Income (Loss)	Net Income (Loss) Per Share
2007
1st QTR	$15,557	$1,514	$206	$9,208	$1,183	$0.48
2nd QTR	14,892	1,458	327	10,124	1,800	0.73
3rd QTR	15,913	1,477	(4)	8,927	1,505	0.61
4th QTR	15,888	1,371	964	9,419	1,552	0.63
	$62,250	$5,820	$1,493	$37,678	$6,040	$2.45

2006
1st QTR	$14,491	$1,492	$560	$10,680	$(141)	$(0.06)
2nd QTR	14,755	1,347	540	9,566	970	0.39
3rd QTR	15,297	1,452	770	9,026	1,836	0.74
4th QTR	14,331	1,383	695	8,724	1,585	0.65
	$58,874	$5,674	$2,565	$37,996	$4,250	$1.72

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSG) and its subsidiaries for the three years ended December 31, 2007. This discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included elsewhere herein. Please refer to our note regarding forward-looking statements on page 3 of this report.

Financial results for the year 2007 marked the second consecutive year of considerable improvement. Results for 2005 were marred by losses incurred from Hurricanes Dennis, Katrina and Rita. Two primary major factors contributed to our improved results in 2007. First, our property and casualty insurance operations continued to improve as the year was, for the most part, free of significant storm activity other than some early spring tornadoes. Second, we realized a one time gain on the disposition of the majority of our interest in a 50% owned subsidiary, The Mobile Attic, Inc. in April of 2007. Through this transaction, we posted a gain on disposal of $1.5 million pushing our consolidated net income to a record $6.04 million easily topping 2006 results.

We also continued to restore capital and build assets lost during the 2004 and 2005 hurricane seasons. We ended the year with shareholders’ equity of $48.45 million which pushed us past pre-hurricane levels last seen in mid-2004. Invested assets increased $3 million due to positive cash flows of $3.8 million from our insurance operations.

RESULTS OF OPERATIONS

The following analysis of the Results of Operations should be read in conjunction with the Consolidated Financial Statements, which begin on Page 37 of this Form 10-K. Primary reference is made to the Consolidated Statements of Income on page 41 and related Notes to Consolidated Financial Statements which begin on Page 44.

Consolidated Results of Operations:

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

We reached another milestone in premium revenue in 2007 posting a seventh consecutive year of record premium revenue, an increase of 5.7% over 2006 levels. Growth in the dwelling fire and homeowners lines of business in the property and casualty subsidiaries were the primary contributors to the growth in premium revenue. While the rate of growth is significantly below our 15% annualized growth rate experienced since 2000, the reduction of our growth rate has been necessitated by market conditions. As discussed last year, the more moderate growth rate is in-line with our expectations and is expected to persist over the next two years as we continue to build capital and recover from the adverse operating conditions caused by the unprecedented hurricane activity experienced in 2005 and 2004.

Consolidated income before taxes increased 10.15% from $6,254,000 in 2006 to $6,889,000 in 2007. Just as in 2006, increased earnings in the property and casualty subsidiary were the primary contributor to the increase in earnings for 2007. Life segment operations had modest income before taxes in 2007 of $108,000, compared to a net loss before taxes in 2006 of $(1,122,000). The improvement in life segment operations is primarily due to the 2006 settlement of longstanding litigation. Non-insurance operations consist of the operations of The National Security Group, Inc.

Net income for the year increased 42.12% to $6,040,000, or $2.45 per share, compared with net income of 4,250,000, or $1.72 per share for 2006. Net income from continuing operations was $4,721,000 compared to $4,439,000 in 2006, an increase of 6.35%. Again, increased earnings in the property and casualty subsidiaries were the primary contributor to the increase in net income from continuing operations. A decline in realized investment gains from $2,565,000 in 2006 to $1,493,000 in 2007 was primarily due to fewer disposals in the equity investment portfolio of the company. The decline in realized capital gains was offset by net income from discontinued operations of $1,319,000 which consisted of a gain on disposal of the majority of a 50% investment in Mobile Attic, Inc. in the second quarter of 2007. The Company maintained a 5% interest in Mobile Attic at 12/31/2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The year 2006 marked the sixth consecutive year of record premium revenue for the Company. Our premium revenue for 2006 increased 9.9% over levels achieved in 2005. However, premium revenue in 2005 was reduced by catastrophe reinsurance reinstatement premium totaling $2,400,000 as a result of reinstatement provisions of our catastrophe reinsurance contract triggered by Hurricane Katrina. We did not incur any hurricane losses in 2006 and therefore incurred no reduction in earned premium due to charges for catastrophe reinstatement premium. Without the impact of the reduction in 2005 premium revenue for catastrophe reinstatement premium, year over year premium revenue increased by 5.2%.

Consolidated income before income taxes increased 212% from $2,002,000 in 2005 to $6,254,000 in 2006. A significant improvement in our property-casualty segment operations due to the lack of hurricane activity was the primary factor contributing to the improved consolidated results. Life segment operations incurred a net loss before taxes in 2006 of $(658,000), significantly higher than the loss incurred in 2005 of $(297,000). Upward revisions in a litigation settlement adversely impacted life operations for both years. However, the longstanding litigation was settled in 2006.

Consolidated net income for 2006 was $4,250,000 compared to $1,558,000 in 2005. On a per share basis, net income was $1.72 in 2006 compared to $0.63 in 2005. Hurricane losses reduced our 2005 net income by $6,804,000 or $2.76 per share. Despite the lack of hurricane activity in 2006, we still incurred losses from catastrophic events in the form of tornado and hail losses that totaled $1,386,000 net of tax and reduced 2006 net income by $0.56 per share. These tornado and hail losses were incurred during the January through April time period of 2006. Partially offsetting 2005 hurricane losses, we realized investment gains of $3,493,000 resulting from the sale of investment securities. Realized investment gains in 2006 totaled $2,565,000, down 27% compared to 2005. Our decisions to sell securities and therefore realize investment gains on our investments is dictated by considerations of market conditions, short term liquidity needs and tax implications, among other factors, and are subject to significant fluctuation from period to period.

Industry Segment Data

Certain financial information for The National Security Group’s three segments (Life segment, property and casualty segment, and other non-insurance) is summarized as follows (amounts in thousands) :

Premium revenues:
	2007	%	2006	%	2005	%
Life, accident and health insurance	$7,031	11.29%	$6,550	11.13%	$6,234	11.64%
Property and casualty insurance	55,219	88.71%	52,324	88.87%	47,329	88.36%
	$62,250	100.00%	$58,874	100.00%	$53,563	100.00%

Life and Accident and Health Insurance Operations:

The Company’s life, accident and health insurance business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947. Our life segment is the smaller of our insurance segments contributing 11% of total insurance premium revenue for both 2007 and 2006. Premium revenues and operating income for the life segment for the years ended December 31, 2007, 2006 and 2005 are summarized below:

	2007	2006	2005
REVENUE
Net premiums earned	$7,031	$6,550	$6,234
Net investment income	1,796	1,785	1,619
Net realized investment gains	143	582	215
Other income	6	2	52
	8,976	8,919	8,120

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	5,489	5,535	3,904
Amortization of deferred policy acquisition costs	(715)	(500)	448
Commissions	1,565	1,418	1,384
General and administrative expenses	2,168	3,217	2,283
Insurance taxes, licenses and fees	293	288	372
Interest expense	68	83	114
	8,868	10,041	8,505

Income Before Income Taxes and Minority Interest	108	(1,122)	(385)

INCOME TAX EXPENSE (BENEFIT)
Current	734	(332)	(228)
Deferred	(603)	(132)	140
	131	(464)	(88)

Income From Continuing Operations	(23)	(658)	(297)
Net Income from Discontinued Operations	-	-	-

NET INCOME	$(23)	$(658)	$(297)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006:

Premium revenue in the life and accident and health segment totaled $7,031,000 in 2007 compared to $6,550,000 in 2006, an increase of over 7%. Continued growth in the independent agent method of distribution was the primary contributing factor with an increase in premium revenue just under 15%. The growth in the independent agent distribution method helped offset the moderate decrease in premium revenue of 3% in the traditional home service method of distribution.

While the overall rate of premium revenue growth in the life segment has moderated, the quality of business has continued to improve. The lapse rate is a measure of the percentage of business in force that is cancelled during the year due to non-payment of premium or surrender for cash value by the policyholder. In our traditional home service market, the lapse rate has often approached 50%; however, with the shift to the independent agent method of distribution we have experienced significant improvement in our lapse rate. The lapse rate for 2007 was 14.9% a significant improvement over our lapse rate in 2006 of 19.6%. Our lapse rates will generally be higher than the insurance market as a whole because our products are primarily intended for low to middle income consumers that may face other economic pressures from time to time. With decreases in disposable income during economic downturns, often life and supplemental health insurance products are among the first items to be trimmed from household budgets. Also, lapse rates are significantly higher in the first year after an insurance policy is sold to a consumer. We remain cautious about our ability to continue to show improvement in our lapse rate as the current economic downturn we are experiencing could adversely impact our ability to retain business.

NSIC posted a net loss of $23,000 in 2007 compared to a net loss of $658,000 in 2006. Increased charges associated with a litigation settlement were the primary factor contributing to the higher net loss in 2006. Results for 2007 were adversely impacted by higher claims settlements with approximately $300,000 associated with a program discontinued in early 2007 and another $250,000 associated with final charges associated with the litigation settlement reached during 2006.

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

Commission expense, including field servicing cost from the home service method of distribution, as a percent of premium revenue had a moderate decrease of 0.6% in 2006 compared to 2005. Independent agent commission expense and other costs of distribution declined 4.9 percentage points in 2006 compared to 2005. Life insurance commission rates for independent agents are typically front loaded. This means that higher commissions are paid in the early years of a policy and commission rates decline as the policy ages. Because the independent agent method of distribution is a relatively new method of distribution, overall commission rates are skewed higher because the majority of in force policies are still paying the higher commission rates of the early years. Management is continuing to focus on reducing commissions through improving the rate of retention of new and existing business.

NSIC incurred a net loss of $(658,000) in 2006 compared to a net loss of $(297,000) in 2005. Litigation expenses totaling over $1.1 million and $375,000 in 2006 and 2005 respectively were the primary factors contributing to the poor results. The litigation related expenses are primarily related to a longstanding class action lawsuit that was settled in 2006. Due to the nature of this litigation, it was difficult to predict the ultimate outcome over the last five years and consequently, we have experienced several upward revisions in our estimates.

Property & Casualty Operations:

The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. Property and casualty operations constitute our largest segment composing 89% of our total premium revenue in 2007 and 2006. Premium revenues and operating income for the life segment for the years ended December 31, 2007, 2006 and 2005 are summarized below:

	2007	2006	2005
REVENUE
Net premiums earned	$55,219	$52,324	$47,329
Net investment income	2,823	2,591	2,323
Net realized investment gains	1,350	1,983	3,278
Other income	1,065	1,208	1,364
	60,457	58,106	54,294

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	32,189	32,461	34,337
Amortization of deferred policy acquisition costs	3,274	2,478	2,256
Commissions	7,788	7,503	7,603
General and administrative expenses	6,580	5,625	5,525
Insurance taxes, licenses and fees	2,032	1,441	1,871
Interest expense	-	-	15
	51,863	49,508	51,607

Income Before Income Taxes and Minority Interest	8,594	8,598	2,687

INCOME TAX EXPENSE (BENEFIT)
Current	1,718	2,623	571
Deferred	869	130	(6)
	2,587	2,753	565

Income From Continuing Operations	6,007	5,845	2,122
Net Income from Discontinued Operations	-	-	-

NET INCOME	$6,007	$5,845	$2,122

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006:

Property and casualty premium revenues totaled $55,219,000 in 2007 compared to $52,324,000 in 2006, an increase of 5.5%.

A primary focus in 2007 was working toward improving profitability in all dwelling property lines. The mobile homeowners program showed significant improvement from an underwriting loss of $(237,063) in 2006 to an underwriting income of $583,760 in 2007. The dwelling fire program ended 2007 with underwriting income up almost 60% compared to the same period last year. In addition, the ocean marine program made a significant turnaround ending 2007 with an underwriting income of $371,538 compared to a loss from underwriting of $(393,434) in 2006.

NSFC ended 2006 with four dwelling lines operating with an underwriting loss. During 2007 the company focused on rate adjustments where needed as well as an in-depth analysis of profitability by product which decreased the number of programs with underwriting losses from four in 2006 to two in 2007. The two programs experiencing underwriting losses were the limited homeowners program and the St. Louis taxicab program. The limited homeowners program and taxicab program ended 2007 with underwriting losses of $(2,238,721) and $(261,769), respectively compared to $(2,234,888) and $(72,707), respectively for the same period last year. A primary reason for the significant losses in the limited homeowners program was a high frequency of fire related losses. The taxicab program settled several large litigation claims which negatively impacted the results for this line of business. A primary focus in 2008 will be working toward improving results in the limited homeowners line of business as well as continued profitability in the other lines of business.

Due to the unprecedented hurricane activity in 2004 and 2005, we have experienced a significant increase in the cost of our catastrophe reinsurance over the last three years. Our catastrophe reinsurance rate increased 12.8% from 2006 to 2007. In order to minimize the impact of the rate increase, we increased our reinsurance deductible by 50% to $3 million in 2006 and 16.7% to $3.5 million in 2007. We also added an additional layer of reinsurance protection during 2007 which increased our coverage from an ultimate loss payout of $42.5 million to $47.5 million. Reinsurance rates are not subject to review by state insurance regulators and are more market driven allowing reinsurers to react more rapidly to changing market conditions. Consequently, we incur significant lag time between the time we incur an increase in our cost of reinsurance and the time we are able to reflect these increased costs in our rates. Our rates are subject to review and approval by state regulators and consequently we often experience significant delays in our ability to adjust rates. These delays result in lag times of at least six months and can last up to 18 months. Also, we have experienced political climates in some states that make it difficult for us to factor in the full impact of our increased cost of claims and reinsurance especially in many coastal areas of the Southeast US. However, we made significant progress in adjusting our rates in 2007 and experienced some moderation in our catastrophe reinsurance rates for 2008, so we expect a more favorable pricing environment in 2008 particularly in our homeowners program which has significantly underperformed.

Several of the property and casualty programs showed improved results with a decline in the loss ratio. The core line of business is the dwelling fire program which ended 2007 with a loss ratio of 56.2% compared to 59.5% for the same period last year. Additional noteworthy programs were the mobile homeowners and ocean marine lines of business which ended 2007 with loss ratios of 55.6% and 31%, respectively compared to 70% and 91.5%, respectively for 2006.

We routinely evaluate our claims frequency and severity statistics in order to better understand the nature of our risks and aid in the loss reserve liability evaluation process. Claims frequency is a measure of the number of claims incurred during a measurement period regardless of amount. Claims severity is a measure of the average dollar amount of claims during a measurement period.

Throughout 2007, the frequency of claims declined as compared to 2006 however the severity of claims increased. During 2007, the company incurred 5,633 dwelling and homeowner claims compared to 6,469 for the same period last year; a decrease of 836 claims. Gross claims for 2007 totaled $28,662,000 which was $1,021,000 more than 2006. The severity of claims increased from an average claim payment of $4,272 in 2006 to $5,088 in 2007 primarily due to an increase in larger fire losses.

Due to the increased cost of litigation associated with Hurricane Katrina claims in the states of Louisiana and Mississippi, we continued to incur adverse claims development associated with this storm. At December 31, 2007 our total projected (paid and unpaid) claims associated with Katrina were expected to exceed our available catastrophe reinsurance protection by approximately $300,000. The total remaining open claims total less than one tenth of 1% of the total claims reported during Hurricane Katrina. These remaining open claims (less than 100 claims) are in various stages of litigation. While we believe current reserves are adequate to cover remaining costs associated with settlement of these claims, due to the uncertainty of the litigation environment related to Hurricane Katrina claims we can not be certain that we will not have any additional adverse development.

Property and casualty income before income taxes was $8,594,000 for 2007 compared to $8,598,000 in 2006. Our combined ratio for 2007 was 94.2% compared to 95.7% in 2006. The combined ratio for 2007 of 94.2% included catastrophe related tornado and hail storm losses totaling over $921,000 and adding 1.7% to our combined ratio. The primary reason for the reduction in the combined ratio was a decline in catastrophe related losses. In 2006 catastrophe related tornado and hail storm losses totaled $1,386,000.

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

While the lack of hurricane activity in the Gulf of Mexico and Atlantic Coast were the primary drivers of our improved operating performance, we still incurred significant losses in our two primary lines of business. Our dwelling and homeowners lines of business incurred $2.0 million in tornado and hail storm related losses in the first half of 2006 ($1,386,000 net of tax). These events increased our combined ratio for the year by four percentage points. However, these amounts were within our expectations of losses to be incurred in a more normal year and losses from catastrophe related events were down significantly compared to 2005 and 2004.

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

While the overall frequency of claims declined significantly in 2006 compared to 2005, the more severe spring storm season resulted in a higher frequency of tornado losses elevating the average severity of claims in the dwelling fire and homeowners line of business. The average severity for 2006 was $4,272 per claim compared to $4,086 per claim in 2005. Again, the increase is primarily attributable to the increased tornado related losses in the first half of 2006 compared to 2005.

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

Property and casualty income before income taxes was $8,598,000 for 2006 compared to $2,687,000 in 2005. Our combined ratio for 2006 was 95.7% compared to 106.6% in 2005. The combined ratio for 2006 of 95.7% included catastrophe related tornado and hail storm losses totaling over $2,100,000 which added 4.0% to our combined ratio. Without the impact of hurricanes in 2005, our combined ratio was 89.9%. As discussed previously and as indicated by evaluation of our combined ratio, the significant decline in catastrophe losses was the primary driver of the improved results.

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

The results of these ratios for the past three years were:

	2007	2006	2005
Loss and LAE Ratio	53.3%	63.5%	74.4%
Underwriting Expense Ratio	40.9%	32.2%	32.2%
Combined Ratio	94.2%	95.7%	106.6%

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

The combined ratio for 2007 improved slightly at 94.2% compared to 95.7% in 2006. No hurricane activity was experienced in 2007 along with reduced tornado and hail storm losses led to the reduction in the combined ratio.

The combined ratio for 2006 compared to 2005 improved 10.9 percentage points. No hurricane activity during 2006 led to the reduction in the combined ratio.

Non-insurance Operations:

	2007	2006	2005
REVENUE
Net premiums earned	$-	$-	$-
Net investment income	130	87	22
Net realized investment gains	-	-	-
Other income	-	1	-
	130	88	22

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	-	-	-
Amortization of deferred policy acquisition costs	-	-	-
Commissions	-	-	-
General and administrative expenses	931	299	103
Insurance taxes, licenses and fees	-	-	-
Interest expense	1,012	1,011	219
	1,943	1,310	322

Income Before Income Taxes and Minority Interest	(1,813)	(1,222)	(300)

INCOME TAX EXPENSE (BENEFIT)
Current	(641)	(384)	188
Deferred	91	(90)	(84)
	(550)	(474)	104

Income From Continuing Operations	(1,263)	(748)	(404)
Net Income from Discontinued Operations	1,319	(189)	137

NET INCOME	$56	$(937)	$(267)

The non-insurance operations of the Company consist of our parent company, The National Security Group, Inc. The National Security Group has no material sources of revenue and relies almost entirely on dividends from the insurance operations to pay expenses. These dividends are eliminated upon consolidation of the subsidiaries in the audited financials included herein. The expenses of the group consist of expenses associated with the public listing of our stock, taxes and fees, and directors’ fees. The most significant expense of the group is interest expense associated with $12,372,000 in debt. This debt is composed of two trust preferred securities offerings, the first being $9,279,000 issued in the December 2005 and the second being $3,093,000 issued in June 2007. The primary use for these proceeds was to add capital to the property and casualty subsidiaries to allow flexibility in continuing to increase new business production at a moderate rate. Total interest expense for the Group associated with these borrowings in 2007 was $1,012,000 compared to $1,011,000 in 2006.

Discontinued Operations:

Discontinued operations consist of the operations of Mobile Attic Inc. On April 5, 2007, The National Security Group, Inc. entered into an agreement with a private investment group to sell ninety percent of its fifty percent equity interest in Mobile Attic, Inc. Total cash proceeds from the sale were $2,700,000 and the net gain on the disposal totaled $1,460,000. Under the terms of the agreement, NSG transferred assets of approximately $11,688,000 consisting primarily of portable storage leasing equipment. NSG was also released from debt obligations totaling $10,251,000 consisting primarily of short term debt used to finance portable storage leasing equipment.

For 2007, total net income from discontinued operations totaled $1,319,000 compared to a net loss from discontinued operations of $189,000 in 2006. The gain on disposal of Mobile Attic was the primary difference contributing to net income from discontinued operations in 2007.

For 2006, Mobile Attic posted a net loss from discontinued operations of $189,000 compared to net income of $137,000 in 2005. A decline in leasing revenues due to a decline in rental rates of a major customer was the primary factor contributing to the decline in profitability from 2005 to 2006.

Asset Portfolio Review:

The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. At December 31, 2007, the company’s holdings in debt securities amounted to 77.7% of total investments and 62% of total assets. The following is a breakdown of the bond portfolio quality according to the nationally recognized rating organization equivalents of  Standard and Poor’s:

Investment Portfolio

S&P or Equivalent Ratings	% of Total Bond Portfolio
AAA	81.67%
AA	0.25%
AA-	1.71%
A+	1.56%
A	5.70%
A-	0.59%
BBB+	1.83%
BBB	2.86%
BBB-	2.54%
BB+	0.29%
BB	0.00%
BB-	0.00%
B+	0.00%
B	0.28%
B-	0.73%

The Company classifies fixed maturity securities in accordance with Financial Accounting Standards Board Statement 115 and has classified a portion of its fixed maturity securities portfolio as “available-for-sale,” with the remainder being classified as “held-to-maturity.” The fixed maturity securities classified as “available-for-sale” are carried at fair value and changes in fair values, net of related income taxes, are charged or credited to shareholders’ equity (see Note 4 to the consolidated financial statements).

The insurance subsidiaries’ fixed maturity securities include mortgage-backed bonds, primarily collateralized mortgage obligations (CMO’s), of $24.2 million and $21.6 million at December 31, 2007 and 2006 respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than were expected at the time of purchase. Securities that are purchased at a premium to par value and prepay faster than expected will incur a reduction in yield or loss. Securities that are purchased at a discount to par value and prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. In order to minimize risk associated with prepayments on collateralized mortgage obligations, the Company typically invests primarily in more predictable planned amortization class (PAC) structures of CMO’s and typically avoids investment in CMO’s priced at significant premiums above par value.

At December 31, 2007 less than 1% of total investments in the fixed income portfolio was classified as below investment grade. Due to the high concentration of government and agency securities, we have experienced no material write-downs during 2007 in values of investments in the fixed income portfolio.

The results with respect to the foregoing investments are as follows:

	Year Ended December 31
	2007	2006	2005
Net investment income	$4,749	$4,463	$3,964
Average current yield on investments	4.5%	4.4%	4.0%
Total return on investments	4.8%	6.3%	3.8%
Net realized gains on investments (before taxes)	$1,493	$2,565	$3,493
Changes in net unrealized gains on investments
(before income taxes)	$(1,103)	$(366)	$(3,689)

As of December 31, 2007, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

Maturity Schedule (Amounts in thousands)

Maturity	Available for sale	Held to Maturity	Total	Percentage of Total
Maturity in less than 1 year	$4,203	$325	$4,528	5.3%
Maturity in 1-5 years	10,857	2,778	13,635	16.1%
Maturity in 5-10 years	19,951	7,303	27,254	32.2%
Maturity after 10 years	32,377	6,904	39,281	46.4%
	$67,388	$17,310	$84,698	100.0%

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

The liquidity requirements for the Company are primarily met by funds generated from operations of the life insurance and property/casualty insurance subsidiaries. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash for both the life and property/casualty businesses, while applications of cash are applied by both businesses to the payment of policy benefits, the cost of acquiring new business (principally commissions), operating expenses, purchases of new investments, and in the case of life insurance, policy loans.

The National Security Group’s consolidated statement of cash flows indicates that operating activities provided (used) cash of $3,833,000, $7,802,000, and $(5,449,000) in 2007, 2006, and 2005, respectively. The considerable decrease in cash flow from operating activities in 2007 is primarily due to reduction in amounts recovered under reinsurance contracts by the property and casualty subsidiaries. The significant increase in cash flow from operating activities in 2006 was primarily due to the improvement in underwriting results in the property and casualty subsidiaries and significant recoveries from reinsurers associated with prior year hurricanes. The negative cash flow from operations in 2005 was due to the significant increase in hurricane losses.

The consolidated statement of cash flows also reflects a (decrease) increase in cash from financing activities of $(364,000), $(4,264,000), and $4,934,000, respectively. Cash flows from financing activities in 2007 reflect proceeds from a trust preferred securities offering of $3,093,000, repayment of debt of $2,171,000 and shareholder dividends of $2,220,000. The decrease in cash flow from financing activities in 2006 reflects the reduction of debt held by Mobile Attic of $1,779,000 and the payment of shareholder dividends of $2,183,000. Cash flow from financing activities in 2005 reflects proceeds from a trust preferred securities offering of $9,279,000, repayment of Mobile Attic debt of $2,209,000 and payment of shareholder dividends of $2,134,000.

	Payments due by period
	($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$13,272	$900	$-	$-	$12,372
Property and casualty claim reserves	$11,973	$7,302	$3,830	$599	$242

Short term debt obligations consist of a $900,000 revolving line of credit. The line of credit is due in April 2008 and management anticipates repaying the line of credit at maturity.

Included in long term debt held by the Company is the issuance of $9,279,000 in subordinated debentures completed on December 15, 2005. The proceeds from the debentures were used to make a $6,000,000 capital infusion in the P&C subsidiary National Security Fire and Casualty with the remainder to be held for general corporate purposes. The subordinated debentures mature December 15, 2035. It is anticipated that principal payments will not be made until the expiration of the fixed rate period on the debt in 2015. Also included in long-term debt is the issuance of $3,093,000 in subordinated debentures completed June 21, 2007. The proceeds from the debentures were used to fund general corporate expenses thereby reducing the amount of dividends to the Group paid by the P&C subsidiary National Security Fire & Casualty thereby continuing to restore capital in the P&C subsidiary National Security Fire and Casualty to pre-hurricane levels. The second issue matures June 15, 2037 and may be redeemed following the fifth anniversary of issuance. For further discussion of the subordinated debentures please review Note 8 to the consolidated financial statements and Form 8-Ks filed June 14, 2007 and December 12, 2005, which is incorporated herein by reference.

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

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. On December 31, 2007, the Company had no known impairments of assets or changes in operation, which would have a material adverse effect upon liquidity. Approximately 76% of the Company’s insurance subsidiary assets are invested in cash, investment grade fixed income securities, short-term investments and broadly traded equity securities, which are highly liquid. The values of these investments are subject to the conditions of the markets in which they are traded. Past fluctuations in these markets have had little effect on the liquidity of the Company. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

Except as discussed in Note 15 to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in Note 12 to the consolidated financial statements, in 2008, the amount that The National Security Group’s insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $889,000 in the life insurance subsidiary and $4,609,000 in the property/casualty insurance subsidiary. However, that condition poses no current short-term or long-term liquidity concerns for the parent company.

Off-Balance Sheet Arrangements

The Company has no material off balance sheet arrangements.

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
Regulatory action level 1.5
Authorized control level 1.0
Mandatory control level 0.7

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group’s life/health and property/casualty insurance subsidiaries are all in excess of 5.3 to 1 at December 31, 2007.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $9.9 and $10.3 million at December 31, 2007 and 2006, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 11.8 and 11.7 at December 31, 2007 and 2006 respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $34.1 million and $32.6 million at December 31, 2007 and 2006, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 5.3 and 6.2 at December 31, 2007 and 2006 respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $9.6 million and $9.0 million at December 31, 2007 and 2006, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 24.4 and 21.8 at December 31, 2007 and 2006, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

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

• Deferred Policy Acquisition Costs

• Deferred Taxes

• Valuation of Investments

• Reserves for losses and loss adjustment expense

• Recognition of Revenue

• Evaluation of Litigation

Reinsurance

As part of our risk management strategy, we routinely cede risks associated with insurance policies we underwrite to reinsurers pursuant to contractual agreements. Reinsurance provides protection for individual loss occurrences, including catastrophes, to alleviate fluctuation in the results of our underwriting activities and to limit our net liability for individual risks. The estimated reinsurance recoverable on paid losses, including an estimate for losses incurred but not reported, and amounts paid to reinsurers applicable to unexpired terms of policies in force are reported as assets.

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

At December 31, 2007, the estimated reinsurance recoverable recorded was $917,000. The Company does not anticipate any issues with collection of the recorded amount.

The reinsurance related amounts recorded have been estimated based upon management’s interpretation of the related reinsurance treaty. Areas in which judgment has been used regarding said estimates include: assessing the financial viability and credit quality of each reinsurer as well as the ability of each reinsurer to pay amounts owed.

There is a possibility that the actual amounts recovered from reinsurers could be materially less than the estimates recorded. This possibility could result in a material adverse impact on our financial condition and results of operations. Reinsurers may dispute claims under reinsurance treaties, such as the calculated amount of reinsurance recoverable. Management does not anticipate any issues with recoverability of reinsurance balances based on current evaluations of collectability.

NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured.

NSFC and Omega generally reinsure with third parties any liability in excess of $225,000 on any single policy. In addition, the property and casualty subsidiaries have catastrophe excess reinsurance, which protects it in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 2007, the property and casualty subsidiaries had catastrophe protection up to a $47.5 million loss with a retention/deductible of $3.5 million. This provided protection up to at least a 100 year “near term” event as depicted in catastrophe modeling results. The “near term” catastrophe modeling results reflect a predicted increase in storm activity given the current weather pattern and various factors projected to impact our weather patterns in the near term. We believe that maintaining protection to at least a 100 year near term event will be comparable with our past practice of maintaining catastrophe reinsurance protection up to a 250 year event under the previous models. Based on an evaluation using actual NSFC and Omega exposures and catastrophe modeling based on a 100 year loss, that is a probable maximum loss in which we have a 99% probability of not exceeding in any given year, the property and casualty subsidiaries would pay (pre-tax) approximately $8.7 million in losses and reinstatement and reinsurers would pay (pre-tax) $42.3 million. No significant changes in reinsurance coverage are expected during 2008. However, we will continue to evaluate the cost of expanding the upper limits of our coverage with a goal of lowering our value at risk related to probable maximum losses as upper limit coverage becomes more cost effective.

For more information regarding reinsurance, please see Note 10 to our consolidated financial statements.

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

At December 31, 2007, we had recorded $8,993,000 as an asset for DAC in our financial statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, please see Note 1 to our financial statements.

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

At December 31, 2007, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, please see Note 7 to our financial statements.

Valuation of Investments

Investments are recorded at fair value based upon quoted prices when available. Quoted prices are available for every investment debt and equity security included in the financial statements. Periodically, the carrying values of an individual investment may become temporarily impaired because of time value, volatility, credit quality and existing market conditions. Management evaluates investments to determine whether the impairment is other-than-temporary. Evaluation criteria include credit quality of security, severity of decrease between cost and market value, length of time of the impairment and likelihood that the impairment will reverse in the near future. This evaluation requires significant assumptions, estimates and judgments by management. If the impairment is determined to be other-than-temporary, the investment is written down to the current fair value and a realized loss is recorded on the income statement. We have very limited exposure to less liquid and difficult to value investments such as collateralized debt obligations and private label mortgage backed securities.

At December 31, 2007, there were no other-than-temporary impairments. For more information regarding valuation of investments, see Note 1 to our financial statements.

Loss and Loss Adjustment Expense

Property and casualty loss reserves are maintained to cover the estimated unpaid liability for losses and loss adjustment expenses with respect to reported and unreported incurred claims. Loss reserves are an estimation based on actuarial projection techniques common in the insurance industry. Reserves are management’s expectations of what the settlement and administration of claims will cost. Management estimated reserves are based on historical settlement patterns, estimated salvage and subrogation, and an appraisal of the related facts and circumstances. Management’s reserve estimates are reviewed by consulting actuaries to determine their adequacy and reasonableness.

At December 31, 2007, the recorded liability for loss and loss and adjustment expense was $11,973,000. We believe this estimate of unpaid losses and loss adjustment expense to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 9 to our financial statements.

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

Since the Company’s assets and liabilities are largely monetary in nature, the Company’s financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities and changes in the yield curve and equity pricing risks.

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $15 million. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S & P 500 Index decreased 10% from its December 31, 2007 value, the fair value of the Company’s common stock would decrease by approximately $1.34 million.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 1 in the consolidated financial statements presents additional disclosures concerning fair values of Financial Assets and Financial Liabilities and is incorporated by reference herein.

The Company limits the extent of its market risk by purchasing securities that are backed by stable collateral, the majority of the assets are issued by U.S. government sponsored entities. Also, the majority of all of the subsidiaries’ CMO’s are Planned Amortization Class (PAC) bonds. PAC bonds are typically the lowest risk CMO’s, and provide greater cash flow predictability. Such securities with reduced risk typically have a lower yield, but higher liquidity, than higher-risk mortgage backed bonds. To reduce the risk of losing principal should prepayments exceed expectations, the Company does not purchase mortgage backed securities at significant premiums over par value.

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

As for shifts in investment allocations, the company has moderately increased allocations to corporate and tax free bonds. The improved yield spreads on corporate bonds has made this segment more attractive and the risk of investing in corporate bonds versus government bonds is more appropriately priced in our opinion. We have also increased our allocation to tax free securities to further enhance after tax returns given our improved earnings performance over the last two years.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	38

Consolidated Balance Sheets –
December 31, 2007 and 2006	39

Consolidated Statements of Income –
Years Ended December 31, 2007, 2006, and 2005	41

Consolidated Statements of Shareholders’ Equity –
Years Ended December 31, 2007, 2006, and 2005	42

Consolidated Statements of Cash Flows –
Years Ended December 31, 2007, 2006, and 2005	43

Notes to Consolidated Financial Statements –
December 31, 2007	44

Financial Statement Schedules:

Schedule I. Summary of Investments –
December 31, 2007 and 2006	67

Schedule II. Condensed Financial Information of Registrant –
December 31, 2007 and 2006	68

Schedule III. Supplementary Insurance Information –
December 31, 2007, 2006, and 2005	72

Schedule IV. Reinsurance –
Years Ended December 31, 2007, 2006, and 2005	73

Schedule V. Allowance for Uncollected Premiums and Other Receivables –
Years Ended December 31, 2007, 2006, and 2005	74
All other Schedules are not required under related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The National Security Group, Inc.

Elba, Alabama

We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at page 37. These consolidated financial statements and schedules are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Barfield, Murphy, Shank & Smith, P.C.

Birmingham, Alabama

March 28, 2008

The National Security Group, Inc.

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	December 31,
ASSETS	2007	2006

Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2007 - $17,155;
2006 - $18,172)	$17,310	$18,764
Fixed maturities available-for-sale, at estimated fair value (cost: 2007 - $67,388;
2006- $62,980)	66,777	61,935
Equity securities available-for-sale, at estimated fair value (cost: 2007 - $7,635
2006 - $7,224)	14,991	16,119
Mortgage loans on real estate, at cost	492	504
Investment real estate, at book value (accumulated depreciation: 2007 - $18; 2006 - $18)	4,586	4,154
Policy loans	920	845
Other invested assets	2,103	2,346
Short-term investments	1,027	508

Total Investments	108,206	105,175

Cash	3,299	1,106
Accrued investment income	794	786
Policy receivables, less allowance for credit losses (2007 - $110; 2006 - $110)	8,801	3,098
Accounts receivable, less allowance for credit losses (2007 - $0; 2006- $10)	570	2,047
Inventory	-	447
Reinsurance recoverable	917	2,242
Deferred policy acquisition costs	8,993	7,922
Property and equipment, net	2,930	11,242
Other assets	1,075	846

Total Assets	$135,585	$134,911

See accompanying notes to consolidated financial statements

The National Security Group, Inc.

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	December 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2007	2006

Property and casualty benefit and loss reserves	$11,973	$12,498
Accident and health benefit and loss reserves	926	824
Life and annuity benefit and loss reserves	27,538	26,265
Unearned premiums	22,442	17,818
Policy and contract claims	608	412
Other policyholder funds	1,309	1,275
Short-term debt	900	11,580
Long-term debt	12,372	9,279
Accrued income taxes	1,079	1,205
Other liabilities	6,760	5,645
Deferred income tax	1,231	2,031

Total Liabilities	87,138	88,832

Contingencies	-	-

Minority interest	-	700

Shareholders’ Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	4,864	5,616
Retained earnings	36,165	32,345

Total Shareholders’ Equity	48,447	45,379

Total Liabilities and Shareholders’ Equity	$135,585	$134,911

See accompanying notes to consolidated financial statements

The National Security Group, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	(Dollars in thousands
	except per share amounts)
	Year Ended December 31,
	2007	2006	2005
REVENUES
Net premiums earned	$62,250	$58,874	$53,563
Net investment income	4,749	4,463	3,964
Net realized investment gains	1,493	2,565	3,493
Other income	1,071	1,211	1,416
	69,563	67,113	62,436

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	37,678	37,996	38,241
Amortization of deferred policy acquisition costs	2,559	1,978	2,704
Commissions	9,353	8,921	8,987
General and administrative expenses	9,679	9,141	7,911
Insurance taxes, licenses and fees	2,325	1,729	2,243
Interest expense	1,080	1,094	348
	62,674	60,859	60,434

Income from Continuing Operations
Before Income Tax Expense	6,889	6,254	2,002

INCOME TAX EXPENSE (BENEFIT)
Current	1,811	1,907	531
Deferred	357	(92)	50
	2,168	1,815	581

Income From Continuing Operations	4,721	4,439	1,421
(Loss) Income from Discontinued Operations, Net of Income Tax
Expense Before Minority Interest	(282)	(378)	274
Minority Interest in Discontinued Operations	141	189	(137)
Gain from Disposal of Discontinued Operations	1,460	-	-
Net Income (Loss) from Discontinued Operations	1,319	(189)	137

Net Income	$6,040	$4,250	$1,558

Basic and Diluted Earnings (Loss) Per Common Share:
Earnings Per Share from Continuing Operations	$1.91	$1.80	$0.58
Earnings (Loss) Per share from Discontinued Operations	0.54	(0.08)	0.05
Net Earnings Per Common Share	$2.45	$1.72	$0.63

See accompanying notes to consolidated financial statements

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Paid-in
	Total	Income (Loss)	Earnings	Income	Stock	Capital

Balance at December 31, 2004	$46,676		$30,854	$8,404	$2,467	$4,951
Comprehensive loss:
Net income for 2005	1,558	1,558	1,558	-	-	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of $2,504	(2,544)	(2,544)	-	(2,544)	-	-
Comprehensive loss		(986)
Cash dividends ($0.865 per share)	(2,134)		(2,134)	-	-	-

Balance at December 31, 2005	43,556		30,278	5,860	2,467	4,951
Comprehensive income:
Net income for 2006	4,250	4,250	4,250	-	-	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of $1,845	(244)	(244)	-	(244)	-	-
Comprehensive income		4,006
Cash dividends ($0.885 per share)	(2,183)		(2,183)	-	-	-

Balance at December 31, 2006	45,379		32,345	5,616	2,467	4,951
Comprehensive income:
Net income for 2007	6,040	6,040	6,040	-	-	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of$1,014	(664)	(664)	-	664	-	-
Unrealized loss on interest rate swap	(88)	(88)	-	(88)	-	-
Comprehensive income		5,288
Cash dividends ($0.90 per share)	(2,220)		(2,220)	-	-	-

Balance at December 31, 2007	$48,447		$36,165	$6,192	$2,467	$4,951

See accompanying notes to consolidated financial statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars in thousands)
	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Income from continuing operations	$4,721	$4,439	$1,421

Adjustments to reconcile income from continuing operations to net cash provided by (used in)
operating activities:
Change in accrued investment income	(8)	(85)	43
Change in reinsurance recoverable	1,325	7,951	(6,875)
Amortization of deferred policy acquisition costs	2,559	1,978	2,704
Change in receivable for securities	-	677	(677)
Net realized gains on investments	(1,493)	(2,565)	(3,493)
Policy acquisition costs deferred	(3,630)	(3,333)	(3,054)
Change in prepaid reinsurance premiums	13	196	271
Depreciation expense and amortization/accretion	363	536	590
Change in policy liabilities and claims	850	(5,051)	8,073
Change in income tax payable	(126)	1,106	99
Deferred income taxes	(357)	92	(50)
Change in other liabilities	1,115	(1,540)	(691)
Change in accounts receivable of discontinued operations	266	801	(2,103)
Change in inventory of discontinued operations	19	791	(1,016)
Other operating cash provided by discontinued operations	(101)	653	207
Other, net	(1,683)	1,156	(898)

Net cash provided by (used in) operating activities	3,833	7,802	(5,449)

Cash flows from investing activities:
Purchases of held-to-maturity securities	-	(1,484)	(1,193)
Purchases of available-for-sale securities	(25,875)	(24,396)	(23,037)
Proceeds from maturities of held-to-maturity securities	1,082	909	2,770
Proceeds from sales of available-for-sale securities	22,429	19,569	22,576
Proceeds from sales of real estate held for investment	570	838	189
Purchases of real estate held for investment	(722)	(821)	(2,451)
Purchase of other invested assets	-	-	-
Proceeds from sales of other invested assets	243	259	368
Net (purchases) proceeds from sale of short-term investments	(519)	191	(449)
Advances on policy loans, net	(75)	(52)	(22)
Capitalized software development costs	-	(234)	-
Purchase of property and equipment	(1,147)	(330)	(339)
Proceeds from sale of property and equipment	5	5	309
Proceeds from sale of property and equipment of discontinued operations	33	764	3,784
Net cash provided by investing activities of discontinued operations	2,700	-	-

Net cash (used in) provided by investing activities	(1,276)	(4,782)	2,505

Cash flows from financing activities:
Proceeds from short-term debt	900	-	-
Proceeds from issuance of long-term debt	3,093	-	9,279
Payments on debt	(2,171)	(2,047)	(2,209)
Change in other policyholder funds	34	(34)	(2)
Dividends paid	(2,220)	(2,183)	(2,134)

Net cash (used in) provided by financing activities	(364)	(4,264)	4,934

Net increase (decrease) in cash	2,193	(1,244)	1,990

See accompanying notes to consolidated financial statements.

Note 1 - SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

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

NSFC is licensed in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia. In addition NSFC operates on a surplus lines basis in Louisiana, Missouri, and Texas. NSFC operates in various property and casualty lines, the most significant of which are dwelling property fire and extended coverage, homeowners, mobile homeowners, ocean marine, nonstandard automobile physical damage and liability and commercial auto liability.

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

preferred stock not classified as either held-to-maturity, or trading are reported at fair value, adjusted for other-than-temporary declines in fair value.

•	Trading Securities. The Company and its subsidiaries have no trading securities.

Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of shareholders’ equity until realized.

Realized gains and losses on the sale of investments available-for-sale are determined using the specific-identification method.

Generally, realized gains and losses on sales of other investments are recognized in net income using the specific identification method.

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

Property and equipment is carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Significant cost incurred for internally developed software are capitalized and amortized over estimated useful lives of 3 years. Maintenance, repairs, and minor renovations are charged to expense as incurred. Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method designed to amortize costs over estimated useful lives. Estimated useful lives range up to 40 years for buildings and from 3-8 years for electronic data processing equipment and furniture and fixtures.

(j)	Fair Value of Financial Instruments

The table below presents the carrying value and fair value of the Company’s financial instruments, as defined in accordance with applicable requirements. Fair values of the Company’s financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. In cases where quoted

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

	In Thousands of Dollars at December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets and related instruments
Debt and equity securities	$99,078	$98,923	$95,136	$94,545
Mortgage loans	492	492	504	504
Policy loans	920	920	845	845
Other invested assets	2,103	2,103	2,346	2,346

Liabilities and related instruments
Other policyholder funds	1,309	1,309	1,275	1,275
Short-term debt	900	900	11,580	11,580
Long-term debt	12,372	12,372	9,279	9,279

(k)	Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash-on-hand, demand deposits with banks and overnight investments.

(l)	Revenue Recognition

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

:

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(n)	Policy Liabilities

The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2007	7% graded to 6%

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

Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,466,600 (2,466,600 in 2006 and 2005).

(q)	Reinsurance

In the normal course of business, NSFC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. In 2007, NSFC maintained a catastrophe reinsurance agreement to cover losses from catastrophic events, primarily hurricanes. Under the agreement, the Company pays the first $3.5 million in covered losses from a catastrophic event. Under layer 1 of the reinsurance program, reinsurers pay 95% of covered losses in excess of $3.5 million up to $10 million. Under layer 2 of the reinsurance program, reinsurers pay 95% of covered losses in excess of $10 million up to $17.5 million. Under layer 3 of the reinsurance program, reinsurers pay 100% of covered losses in excess of $17.5 million up to $42.5 million. In July of 2007, the Company added an additional layer of coverage to the reinsurance program. Under layer 4, reinsurers pay 100% of covered losses in excess of $42.5 million up to $47.5 million. All reinsurers under the program carry A.M. Best ratings of A- (Excellent) or higher.

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(s)	Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $193,000 for the year ended December 31, 2007 ($195,000 and $113,000 for the years ended December 31, 2006 and 2005, respectively).

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

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At December 31, 2007 and 2006, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2007, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

(u)	Recently Issued Accounting Standards

During 2007, the Financial Accounting Standards Board (FASB) issued the following pronouncements:

SFAS No. 141 (revised 2007), Business Combinations, SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 (revised 2007) also amends consolidation procedures in ARB 51 for consistency with the requirements of SFAS No. 160. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – VARIABLE INTEREST ENTITIES

In December 2003, the FASB issued Revised FIN 46 (FIN 46R) to clarify certain aspects of FIN 46 including the determination of who is the primary beneficiary of a variable interest entity (VIE). FIN 46R postponed the effective date as to when companies are required to apply the provisions prospectively for all variable interest entities in existence prior to January 31, 2003 until the first financial reporting period that ends after March 15, 2004. However, for entities that are considered to be special purpose entities, the effective date of FIN 46R is financial reporting periods after December 15, 2003. The Company does not have an interest in any special purpose entities. See note 16 for information regarding the Company’s investment in Mobile Attic, Inc.

In December 2005, the Company formed National Security Capital Trust I (the Trust), a statutory trust created under the Delaware Statutory Trust Act, for the sole purpose of issuing, in private placement transactions, $9 million of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $9.3 million of variable rate subordinated debentures issued by the Company. The Company owns all voting securities of the Trust and the

NOTE 2 – VARIABLE INTEREST ENTITIES – CONTINUED

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

In June 2007, the Company formed National Security Capital Trust II for the sole purpose of issuing, in private placement transactions, $3 million of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $3.093 unsecured junior subordinated deferrable interest debentures. The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust. The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures. The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $2.995 million. The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE’s. The Trust is not consolidated because the Company is not the primary beneficiary of the trust. The Subordinated Debentures, disclosed in Note 8 are reported in the accompanying Consolidated Balance Sheet as a component of long-term debt. The Company’s equity investments in the Trust total $93,000 and are included in Other Assets.

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

Statutory net gains (losses) from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2007	2006	2005
NSIC - including realized capital gains of $193, $561, and $129, respectively	$(351)	$(1,580)	$(101)
NSFC - including realized capital gains of $1,368, $1,803, and $3,098, respectively	$4,609	$4,222	$729
Omega - including realized capital (losses) gains of $(6), $180, and $180, respectively	$697	$621	$645

Statutory risk-based adjusted capital:
NSIC - including AVR of $1,022, $ 955, and $845, respectively	$9,912	$10,298	$10,776
NSFC	$34,122	$32,583	$27,209
Omega	$9,640	$9,038	$8,016

The above amounts exclude allocation of overhead from the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands)
	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$5,365	$86	$554	$14,897
Mortgage backed securities	18,762	70	365	18,467
Obligations of states and political subdivisions	10,144	35	144	10,035
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	23,117	288	27	23,378
Total fixed maturities	67,388	479	1,090	66,777
Equity securities	7,635	8,098	742	14,991

Total	$75,023	$8,577	$1,832	$81,768

Held-to-maturity securities:
Corporate debt securities	$170	$6	$-	$176
Mortgage backed securities	5,688	5	187	5,506
Obligations of states and political subdivisions	2,710	27	34	2,703
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	8,742	54	26	8,770

Total	$17,310	$92	$247	$17,155

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$11,521	$39	$133	$11,427
Mortgage backed securities	15,183	2	373	14,812
Obligations of states and political subdivisions	5,650	23	92	5,581
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	30,626	58	569	30,115
Total fixed maturities	62,980	122	1,167	61,935
Equity securities	7,224	9,261	366	16,119

Total	$70,204	$9,383	$1,533	$78,054

Held-to-maturity securities:
Corporate debt securities	$244	$6	$-	$250
Mortgage backed securities	6,750	9	239	6,520
Obligations of states and political subdivisions	2,787	22	54	2,755
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	8,983	2	338	8,647
Total
	$18,764	$39	$631	$18,172

NOTE 4 - INVESTMENT SECURITIES – CONTINUED

The amortized cost and aggregate fair value of debt securities at December 31, 2007, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$4,203	$4,200
Due after one year through five years	10,857	10,793
Due after five years through ten years	19,951	19,720
Due after ten years	32,377	32,064

Total	$67,388	$66,777

Held-to-maturity securities:
Due in one year or less	$325	$324
Due after one year through five years	2,778	2,782
Due after five years through ten years	7,303	7,331
Due after ten years	6,904	6,718

Total	$17,310	$17,155

For 2007, gross gains of $1,466,000 ($2,637,000 for 2006 and $3,793,000 for 2005) and gross losses of $207,000 ($86,000 for 2006 and $66,000 for 2005) were realized on sales of available-for-sale-securities.

A summary of securities available-for-sale with unrealized losses as of December 31, 2007 and 2006 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				December 31, 2007
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$2,873	$130	$5,751	$424	$8,624	$554	27
Mortgage backed securities	6,953	232	6,824	133	13,777	365	36
Obligations of state and
political subdivisions	2,750	88	3,643	56	6,393	144	21
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	5,137	27	5,137	27	12
Equity securities	802	176	1,173	566	1,975	742	9
	$13,378	$626	$22,528	$1,206	$35,906	$1,832	105

NOTE 4 - INVESTMENT SECURITIES – CONTINUED

	(Dollars in thousands)				December 31, 2006
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$7,780	$133	$7,780	$133	22
Mortgage backed securities	-	-	14,610	373	14,610	373	36
Obligations of state and
political subdivisions	-	-	4,817	92	4,817	92	19
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	25,446	569	25,446	569	61
Equity securities	-	-	1,571	366	1,571	366	9
	$-	$-	$54,224	$1,533	$54,224	$1,533	147

A summary of securities held-to-maturity with unrealized losses as of December 31, 2007and 2006 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				December 31, 2007
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$-	$-	$-	$-	-
Mortgage backed securities	-	-	4,733	187	4,733	187	17
Obligations of state and
political subdivisions	290	9	906	25	1,196	34	5
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	4,579	26	4,579	26	12
	$290	$9	$10,218	$238	$10,508	$247	34

	(Dollars in thousands)				December 31, 2006
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$-	$-	$-	$-	-
Mortgage backed securities	-	-	6,075	239	6,075	239	19
Obligations of state and
political subdivisions	-	-	2,222	54	2,222	54	8
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	8,415	338	8,415	338	24
	$-	$-	$16,712	$631	$16,712	$631	51

NOTE 4 - INVESTMENT SECURITIES – CONTINUED

All unrealized losses are reviewed to determine whether the losses are other than temporary. Factors considered include whether the securities are backed by the U.S. Government or its agencies and concerns surrounding the recovery of full principal. Management has evaluated each security in a significant unrealized loss position. Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized. The Company has no material exposure to sub-prime mortgage loans and less than 1% of the fixed income investment portfolio is rated below investment grade.

NOTE 5 - NET INVESTMENT INCOME

Major categories of investment income are summarized as follows:

	(Dollars in thousands)
	Year ended December 31,
	2007	2006	2005
Fixed maturities	$4,182	$3,706	$3,505
Equity securities	335	333	408
Mortgage loans on real estate	39	28	22
Investment real estate	132	60	23
Policy loans	63	58	56
Other, principally short-term investments	409	399	95
	5,160	4,584	4,109
Less: Investment expenses	411	121	145
Net investment income	$4,749	$4,463	$3,964
An analysis of investment gains (losses) follows:	Year ended December 31,
	2007	2006	2005
Net realized investment (losses) gains:
Fixed maturities	$(85)	$99	$132
Other, principally equity securities	1,578	2,466	3,361
	$1,493	$2,565	$3,493

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)
	Year ended December 31,
	2007	2006	2005

Net change in unrealized appreciation on available-
for-sale securities before deferred tax	$(1,103)	$(366)	$(3,689)
Deferred income tax	439	122	1,145

Net change in unrealized appreciation on available-
for-sale securities	$(664)	$(244)	$(2,544)

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	(Dollars in Thousands)
	2007	2006
Building and improvements	$2,994	$1,957
Electronic data processing equipment	2,333	2,093
Furniture and fixtures	1,044	1,021
	6,371	5,071
Less accumulated depreciation	3,441	2,834
	2,930	2,237
Property and equipment of discontinued operations	-	9,932
Less accumulated depreciation of discontinued operations	-	927
	$2,930	$11,242

Depreciation expense for the year ended December 31, 2007 was $538,000 ($486,000 for the year ended December 31, 2006 and $551,000 for the year ended December 31, 2005).

NOTE 7 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 effective January 1, 2007. As of the date of adoption, the company did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in the Company’s Consolidated Balance Sheet at January 1, 2007. The Company recognizes tax-related interest and penalties as a component of tax expense. The Company does not have any interest or penalties accrued for unrecognized tax benefits at December 31, 2007. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2003. No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

	(Dollars in Thousands)
	December 31,	December 31,
	2007	2006
General insurance expenses	$838	$707
Unearned premiums	1,523	1,212
Claims liabilities	258	243
Deferred tax assets	2,619	2,162

Depreciation	(158)	(216)
Deferred policy acquisition costs	(1,899)	(1,745)
Unrealized gains on securities available-for-sale	(1,793)	(2,232)
Deferred tax liabilities	(3,850)	(4,193)

Net deferred tax liability	$(1,231)	$(2,031)

NOTE 7 - INCOME TAXES – CONTINUED

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Year ended December 31,
	2007	2006	2005

Federal income tax rate applied to pre-tax income	$2,342	$2,126	$681
Dividends received deduction and tax-exempt interest	(196)	(149)	(183)
Other, net	22	(162)	83

Federal income tax expense	$2,168	$1,815	$581

The appropriate income tax effects of changes in temporary differences are as follows:

	Year ended December 31,
	2007	2006	2005

Deferred policy acquisition costs	$(154)	$(488)	$117
Policy liabilities	-	70	70
Unearned premiums	311	(151)	(88)
General insurance expenses	131	526	(55)
Depreciation	53	(61)	(38)
Claim liabilities	16	12	44
	$357	$(92)	$50

Under pre-1984 life insurance company tax laws, a portion of NSIC’s gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated “policyholders’ surplus”. The aggregate balance in this account, $3,720,000 at December 31, 2007, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders’ surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders’ surplus. The deferred income tax liability not recognized is approximately $1,270,000 at December 31, 2007.

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt consisted of the following as of December 31, 2007 and December 31, 2006:

	(Dollars in thousands)
	2007	2006

Revolving credit facility of subsidiary National Security Insurance Company in the amount of $900. Facility used to finance office expansion project. Interest rate of Prime minus 50 basis points (6.75% at December 31, 2007) and maturing April, 2008. Unsecured.	$900	$-

Note payable to bank with an interest rate based on LIBOR (8.10% at December 31, 2006) dated March, 2002; maturity March, 2007. Payments of $113 due quarterly with balloon payment at maturity. Unsecured.	-	2,171

Note payable to bank with an interest rate based on prime minus 25 basis points (8.00% at December 31, 2006) dated June, 2004; maturity June, 2007. Interest payments due quarterly. Secured by $9,005 of leasing equipment.	-	9,409
	$900	$11,580

Long-term debt consisted of the following as of December 31, 2007 and December 31, 2006:

	(Dollars in thousands)
	2007	2006

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	-
	$12,372	$9,279

The $9,279,000 of subordinated debentures is due in 2035 and $3,093,000 of subordinated debentures is due in 2037.

The subordinated debentures (debentures) have the same maturities and other applicable terms and features as the associated trust preferred securities (TPS). Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or any time the debentures are in default. All have stated maturities of thirty years. None of the securities require the Company to maintain minimum financial covenants. The Company has guaranteed that amounts paid to the Trusts (discussed in Note 2) will be remitted to the holders of the associated TPS. This guarantee, when taken together with the obligations of the Company under the debentures, the Indentures pursuant to which the debentures were issued, and the related trust agreement (including obligations to pay related trust fees, expenses, debt and other obligations with respect to the TPS), provides a full and unconditional guarantee of amounts due the Trusts. The amount guaranteed is not expected to at any time exceed the obligations of the TPS, and no additional liability has been recorded related to the guarantee.

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT – CONTINUED

On September 13, 2007, The Company entered into a 5 year swap effective September 17, 2007 with a notional amount of $3 million and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued on June 21, 2007. Commencing December 17, 2007, under the terms of the swap, the Company will pay interest at the three-month LIBOR rate plus 3.4% and receive interest at the fixed rate of 8.34%. A loss of $88,000 is included in other comprehensive income related to the swap agreement.

NOTE 9 - POLICY AND CLAIM RESERVES

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense for the years ended December 31:

	(Dollars in thousands)
	2007	2006	2005
Claims and claim adjustment expense
reserves at beginning of year	$12,498	$19,511	$13,094
Less reinsurance recoverables on
unpaid losses	1,783	8,560	2,611
Net balances at beginning of year	10,715	10,951	10,483
Provision for claims and claim adjustment
expenses for claims arising in current year	31,831	32,311	36,660
Estimated claims and claim adjustment
expenses for claims arising in prior years	1,096	1,092	(1,599)
Total increases	32,927	33,403	35,061
Claims and claim adjustment expense
payments for claims arising in:
Current year	25,792	26,056	29,168
Prior years	6,432	7,583	5,425
Total payments	32,224	33,639	34,593
Net balance at end of year	11,418	10,715	10,951
Plus reinsurance recoverables on
unpaid losses	555	1,783	8,560
Claims and claim adjustment expense
reserves at end of year	$11,973	$12,498	$19,511

The increase in provision for claims and claim adjustment expenses for prior years (net of reinsurance recoveries) for 2007 is primarily related to losses from Hurricane Katrina exceeding catastrophe reinsurance coverage. The 2006 increase in provision for claims and claim adjustment expenses for prior years (net of reinsurance recoveries) was caused by adverse development related to significant storm related losses in a concentrated coverage area in December of 2005 with the ultimate settlement of these claims exceeding preliminary estimates and due to adverse development of a single commercial auto policy with a loss occurring in 2004. Increases in reserves on these claims were made in late 2006.

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however,

NOTE 9 - POLICY AND CLAIM RESERVES – CONTINUED

hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2007, the Company’s estimate of unpaid losses and adjustment expenses for hurricane related claims incurred in prior years totaled $690,000 before reinsurance. Because the Company has exhausted its catastrophe coverage for Hurricane Katrina any additional development will not be covered by reinsurance. The Company maintains case reserves of $300,000 for losses in excess of catastrophe reinsurance.

NOTE 10 – REINSURANCE

The Company’s insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term. Property and casualty reinsurance is placed on both a quota-share and excess of loss basis. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of reinsurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvencies. At December 31, 2007, reinsurance receivables with a carrying value of $14,000 ($175,000 at December 31, 2006) and prepaid reinsurance premiums of $3,000 ($16,000 at December 31, 2006) were associated with a single reinsurer. The amounts of recoveries pertaining to reinsurance contracts that were deducted from losses incurred during 2007, 2006 and 2005 were approximately $383,000, $7,525,000, and $32,613,000, respectively. The Company did not incur any losses from an event occurring in 2007. Amounts reported as ceded incurred losses in 2007 were due to development of losses from prior year catastrophic losses primarily associated with prior year catastrophes.

NOTE 10 – REINSURANCE – CONTINUED

The effect of reinsurance on premiums written and earned was as follows:

	(Dollars in Thousands)
	2007
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$6,893	$7,081	$65,004	$60,442
Assumed	-	-	-	-
Ceded	(50)	(50)	(5,211)	(5,223)
Net	$6,843	$7,031	$59,793	$55,219

	2006
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$6,476	$6,592	$58,712	$56,669
Assumed	-	-	-	-
Ceded	(42)	(42)	(4,165)	(4,345)
Net	$6,434	$6,550	$54,547	$52,324

	2005
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$6,148	$6,280	$54,692	$53,718
Assumed	-	-	-	-
Ceded	(46)	(46)	(6,117)	(6,389)
Net	$6,102	$6,234	$48,575	$47,329

NOTE 11 - EMPLOYEE BENEFIT PLAN

In 1989, the Company and its subsidiaries established a retirement savings plan (401K Plan) and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees who have completed six months of service the beginning of any calendar quarter are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for 2007, 2006, and 2005 amounted to $229,000, $207,000, and $217,000, respectively. The Company contributes matching contributions up to 5% of compensation subject to government limitations.

NOTE 11 - EMPLOYEE BENEFIT PLAN – CONTINUED

In 1987, the Company established a non-qualified deferred compensation plan for its Board of Directors. The Board members had an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award. The directors’ non-qualified deferred compensation plan was frozen on December 31, 2004, and deferrals are no longer allowed. A new non-qualified plan became effective January 1, 2006 under which directors are allowed to defer all or a portion of directors’ fees into various investment options. Costs of the deferred compensation plan for 2007, 2006, and 2005 amounted to approximately ($23,000), $147,000, and ($259,000), respectively.

NOTE 12 - REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2007, NSIC’s retained earnings unrestricted for the payment of dividends in 2008 amounted to $889,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2007, NSFC’s retained earnings unrestricted for the payment of dividends in 2008 amounted to $4,609,000.

At December 31, 2007, securities with market values of $3,357,000 ($3,827,000 at December 31, 2006) were deposited with various states pursuant to statutory requirements.

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

NOTE 14 - INDUSTRY SEGMENTS

The Company and its subsidiaries operate primarily in the insurance industry. Selected balance sheet information by industry segment for the years ended December 31, 2007 and 2006 is summarized below:

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
December 31, 2007

Selected Assets
Investments	$108,206	$67,322	$38,859	$2,025

Reinsurance recoverable	$917	$917	$-	$-

Deferred policy acquisition costs	$8,993	$3,312	$5,681	$-

Total Assets	$135,585	$81,354	$48,182	$6,049

Total Liabilities	$87,138	$40,259	$32,801	$14,078

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
December 31, 2007

Selected Assets
Investments	$105,175	$66,800	$38,375	$-

Reinsurance recoverable	$2,242	$2,242	$-	$-

Deferred policy acquisition costs	$7,922	$3,273	$4,649	$-

Total Assets	$134,911	$75,893	$45,247	$13,771

Total Liabilities	$88,832	$37,530	$29,882	$21,420

NOTE 14 - INDUSTRY SEGMENTS – CONTINUED

Premium revenues and operating income by industry segment for the years ended December 31, 2007, 2006 and 2005 are summarized below:

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2007
REVENUE
Net premiums earned	$62,250	$55,219	$7,031	$-
Net investment income	4,749	2,823	1,796	130
Net realized investment gains	1,493	1,350	143	-
Other income	1,071	1,065	6	-
	69,563	60,457	8,976	130

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	37,678	32,189	5,489	-
Amortization of deferred policy acquisition costs	2,559	3,274	(715)	-
Commissions	9,353	7,788	1,565	-
General and administrative expenses	9,679	6,580	2,168	931
Insurance taxes, licenses and fees	2,325	2,032	293	-
Interest expense	1,080	-	68	1,012
	62,674	51,863	8,868	1,943

Income Before Income Taxes and Minority Interest	6,889	8,594	108	(1,813)

INCOME TAX EXPENSE (BENEFIT)
Current	1,811	1,718	734	(641)
Deferred	357	869	(603)	91
	2,168	2,587	131	(550)

Income From Continuing Operations	4,721	6,007	(23)	(1,263)
Net Income from Discontinued Operations	1,319	-	-	1,319

NET INCOME	$6,040	$6,007	$(23)	$56

NOTE 14 - INDUSTRY SEGMENTS – CONTINUED

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2006
REVENUE
Net premiums earned	$58,874	$52,324	$6,550	$-
Net investment income	4,463	2,591	1,785	87
Net realized investment gains	2,565	1,983	582	-
Other income	1,211	1,208	2	1
	67,113	58,106	8,919	88

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	37,996	32,461	5,535	-
Amortization of deferred policy acquisition costs	1,978	2,478	(500)	-
Commissions	8,921	7,503	1,418	-
General and administrative expenses	9,141	5,625	3,217	299
Insurance taxes, licenses and fees	1,729	1,441	288	-
Interest expense	1,094	-	83	1,011
	60,859	49,508	10,041	1,310

Income Before Income Taxes and Minority Interest	6,254	8,598	(1,122)	(1,222)

INCOME TAX EXPENSE (BENEFIT)
Current	1,907	2,623	(332)	(384)
Deferred	(92)	130	(132)	(90)
	1,815	2,753	(464)	(474)

Income From Continuing Operations	4,439	5,845	(658)	(748)
Net Income from Discontinued Operations	(189)	-	-	(189)

NET INCOME	$4,250	$5,845	$(658)	$(937)

NOTE 14 - INDUSTRY SEGMENTS – CONTINUED

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2005
REVENUE
Net premiums earned	$53,563	$47,329	$6,234	$-
Net investment income	3,964	2,323	1,619	22
Net realized investment gains	3,493	3,278	215	-
Other income	1,416	1,364	52	-
	62,436	54,294	8,120	22

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	38,241	34,337	3,904	-
Amortization of deferred policy acquisition costs	2,704	2,256	448	-
Commissions	8,987	7,603	1,384	-
General and administrative expenses	7,911	5,525	2,283	103
Insurance taxes, licenses and fees	2,243	1,871	372	-
Interest expense	348	15	114	219
	60,434	51,607	8,505	322

Income Before Income Taxes and Minority Interest	2,002	2,687	(385)	(300)

INCOME TAX EXPENSE (BENEFIT)
Current	531	571	(228)	188
Deferred	50	(6)	140	(84)
	581	565	(88)	104

Income From Continuing Operations	1,421	2,122	(297)	(404)
Net Income from Discontinued Operations	137	-	-	137

NET INCOME	$1,558	$2,122	$(297)	$(267)

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

NOTE 15 – CONTINGENCIES – CONTINUED

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

NOTE 16 – DISCONTINUED OPERATIONS

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

NOTE 16 – DISCONTINUED OPERATIONS – CONTINUED

The assets of Mobile Attic available for sale consist primarily of portable storage leasing equipment. The liabilities of Mobile Attic available for sale consist primarily of short term debt. The transaction to dispose of Mobile Attic was completed in April 2007, consequently, no material assets or liabilities associated with Mobile Attic remained on the Balance Sheet at December 31, 2007.

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during 2007 was $1,072,000 ($1,846,000 in 2006 and $1,139,000 in 2005). Cash paid for income taxes in 2007 was $2,330,000 ($300,000 in 2006 and $400,000 in 2005). Significant noncash transactions included $1,781,000 reduction in accounts receivable of discontinued operations; $428,000 reduction of inventory of discontinued operations; $8,844,000 reduction in property and equipment of discontinued operations; and $9,409,000 reduction of notes payable of discontinued operations.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
(Dollars in Thousands)

	December 31, 2007			December 31, 2006

			Amount per			Amount per
		Fair	the Balance		Fair	the Balance
	Cost	Value	Sheet	Cost	Value	Sheet
Securities Held to Maturity:

United States government	$8,742	$8,770	$8,742	$8,983	$8,647	$8,983
States, municipalities and
political subdivisions	2,710	2,703	2,710	2,787	2,755	2,787
Mortgage backed securities	5,688	5,506	5,688	6,750	6,520	6,750
Public Utilities	-	-	-	-	-	-
Industrial and Miscellaneous	170	176	170	244	250	244
Total Securities Held to Maturity	$17,310	$17,155	$17,310	$18,764	$18,172	$18,764

Securities Available for Sale:

Equity Securities:
Public utilities	$-	$-	$-	$156	$424	$424
Banks and insurance companies	1,918	3,900	3,900	1,819	3,809	3,809
Industrial and all other	5,717	11,091	11,091	5,249	11,886	11,886
Total equity securities	$7,635	$14,991	$14,991	$7,224	$16,119	$16,119

Debt Securities:
United States government .	$23,117	$23,378	$23,378	$30,626	$30,115	$30,115
States, municipalities and
political subdivisions	10,144	10,035	10,035	5,650	5,581	5,581
Mortgage backed securities	18,762	18,467	18,467	15,183	14,812	14,812
Public Utilities	1,944	1,852	1,852	1,649	1,649	1,649
Industrial and Miscellaneous	13,421	13,045	13,045	9,872	9,778	9,778
Total Debt Securities	$67,388	$66,777	$66,777	$62,980	$61,935	$61,935

Total Available for Sale	$75,023	$81,768	$81,768	$70,204	$78,054	$78,054

Total Securities	$92,333	$98,923	$99,078	$88,968	$96,226	$96,818
Mortgage loans on real estate	492	-	492	504	-	504
Investment real estate	4,586	-	4,586	4,154	-	4,154
Policy loans	920	-	920	845	-	845
Other invested assets	2,103	-	2,103	2,346	-	2,346
Short term investments	1,027	-	1,027	508	-	508
Total investments	$101,461	$98,923	$108,206	$97,325	$96,226	$105,175

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2007	2006
Assets
Cash	$832	$144
Investment in subsidiaries (equity method)
eliminated upon consolidation	55,991	54,523
Other assets	5,515	3,424

Total Assets	$62,338	$58,091

Liabilities and Shareholders' Equity
Accrued general expenses	$1,519	$1,262
Notes payable	12,372	11,450

Total Liabilities	$13,891	$12,712

Total Shareholders' Equity	$48,447	$45,379

Total Liabilities and Shareholders' Equity	$62,338	$58,091

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(Amounts in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Income

Dividends (eliminated upon consolidation)	$3,000	$1,500	$2,500
Other income	316	414	395
	3,316	1,914	2,895

Expenses
State taxes	1	2	24
Other expenses	1,978	1,434	483
	1,979	1,436	507
Income before income taxes and equity in
undistributed earnings of subsidiaries	1,337	478	2,388
Income tax expense (benefit)	129	(475)	105

Income before equity in undistributed earnings
of subsidiaries and discontinued operations	1,208	953	2,283
Equity in undistributed (losses) earnings of subsidiaries	3,513	3,486	(862)
Net income from discontinued operations	1,319	(189)	137

Net income	$6,040	$4,250	$1,558

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2006	2006	2005
Cash flows from operating activities:
Income from continuing operations	$4,721	$4,439	$1,421
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(3,513)	(3,486)	862

Change in other assets	(2,091)	(1,399)	(321)
Change in other liabilities	169	88	(246)
Net cash (used in) provided by
operating activities	(714)	(358)	1,716

Cash flows from investing activities:
Capital contribution to subsidiary	-	-	(6,000)
Net cash provided by investing activities of discontinued operations	2,700	-	-
Net cash provided by (used in)
investing activities	2,700	-	(6,000)

Cash flows from financing activities:
Proceeds from notes payable	3,093	-	9,279
Payments on notes payable	(2,171)	(267)	(572)
Cash dividends	(2,220)	(2,183)	(2,134)
Net cash (used in) provided by
financing activities	(1,298)	(2,450)	6,573

Net increase (decrease) in cash and cash equivalents	688	(2,808)	2,289

Cash at beginning of year	144	2,952	663

Cash at end of year	$832	$144	$2,952

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Information of Registrant

Note 1-Basis of Presentation
Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed
Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that this Condensed Financial Information be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the
Registrant’s Annual Report as referenced in Form 10-K, Part II, Item 8, page 37.

Note 2-Cash Dividends from Subsidiaries
Dividends of $3.0 million in 2007, $1.5 million in 2006, and $2.5 million in 2005, were paid to the
Registrant by its subsidiaries.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
(Amounts in thousands)

				Deferred	Future
				Acquisition	Policy	Unearned
				Costs	Benefits	Premiums
At December 31, 2007:
Life and accident and health insurance . . . . . . . . . . . . . . .				$5,681	$29,072	$-
Property and casualty insurance . . . . . ... . . . . . . . . . . . .				3,312	-	22,442
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .				$8,993	$29,072	$22,442

At December 31, 2006:
Life and accident and health insurance . . . . . . . . . . . . . . .				$4,649	$27,501	$-
Property and casualty insurance . . . . . ... . . . . . . . . . . . .				3,723	-	17,818
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .				$7,922	$27,501	$17,818

At December 31, 2005:
Life and accident and health insurance . . . . . . . . . . . . . . .				$4,089	$25,478	$-
Property and casualty insurance . . . . . ... . . . . . . . . . . . .						15,791
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .				$6,567	$25,478	$15,791

					Commissions,
				Benefits,	Amortization	General
				Claims,	of Deferred	Expenses,
		Net		Losses and	Policy	Taxes,
	Premium	Investment	Other	Settlement	Acquisition	Licenses
	Revenue	Income	Income	Expenses	Costs	and Fees
For the year ended December 31, 2007:
Life and accident and health insurance	$7,031	$1,796	$6	$5,489	$850	$2,529
Property and casualty insurance . . . . . .	55,219	2,823	1,065	32,189	11,062	8,612
Other . . . . . . . . .	-	130	-	-	-	1,943
Total . . . .. . . .	$62,250	$4,749	$1,071	$37,678	$11,912	$13,084

For the year ended December 31, 2006:
Life and accident and health insurance	$6,550	$1,785	$2	$5,535	$918	$3,588
Property and casualty insurance . . . . . .	52,234	2,591	1,208	32,461	9,981	7,066
Other . . . . . . . . .	-	-	1	-	-	1,310
Total . . . .. . . .	$58,874	$4,463	$1,211	$37,996	$10,899	$11,964

For the year ended December 31, 2005:
Life and accident and health insurance	$6,234	$1,619	$52	$3,904	$1,832	$2,769
Property and casualty insurance . . . . . .	47,329	2,323	1,364	34,337	9,859	7,411
Other . . . . . . . . .	-	-	-	-	-	322
Total . . . .. . . .	$53,563	$3,964	$1,416	$38,241	$11,691	$10,502

Note: Investment income and other operating expenses are reported separately by segment and not allocated.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Amounts in thousands)

					Percentage
		Ceded	Assumed		of Amount
	Gross	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2007
Life insurance in force . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$240,691	$11,061	$-	$229,630	0.00%

Premiums:
Life insurance and accident and health insurance . . . . . . .	7,081	50	-	7,031	0.00%
Property and casualty insurance . . . . . . . . . . . . . . . . . . . .	60,442	5,223	-	55,219	-

Total premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$67,523	$5,273	$-	$62,250	0.00%

For the year ended December 31, 2006
Life insurance in force . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$228,257	$11,076	$-	$217,181	0.00%

Premiums:
Life insurance and accident and health insurance . . . . . . .	6,592	42	-	6,550	0.00%
Property and casualty insurance . . . . . . . . . . . . . . . . . . . .	56,669	4,345	-	52,324	_

Total premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$63,261	$4,387	$-	$58,874	0.00%

For the year ended December 31, 2005:
Life insurance in force . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$217,152	$13,541	$-	$203,611	0.00%

Premiums:
Life insurance and accident and health insurance . . . . . . .	6,280	46	-	6,234	0.00%
Property and casualty insurance . . . . . . . . . . . . . . . . . . . .	53,718	6,389	-	47,329	-

Total premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$59,998	$6,435	$-	$53,563	0.00%

Schedule V — Allowance for Uncollectible Premiums and Other Receivables
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Balance, January 1	$120	$158	$110
Additions	0	0	48
Deletions	10	38	0

Balance, December 31	$110	$120	$158

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Report on Internal Control over Financial Reporting

Management of The National Security Group, Inc. is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).

The Company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

JACK E. BRUNSON (50) has served as a director since 1999 and as President of NSFC since 1997. He also serves on the Boards of Directors of NSFC and Omega. He joined the Company in 1982. Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (49) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He also holds the position of President of NSIC. He joined the Company in 1983. Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega. Mr. Brunson is a member of the Alabama State Bar.

MICKEY L. MURDOCK (65) has served as a director since 1976 and is currently Senior Vice President of NSIC. From 2002 to 2007 he served as Chief Operating Officer of the Company. From 1982 to 2002 he served as Chief Financial Officer and Treasurer of the Company. Prior to that time, he served as Vice President and Controller of the Company. He joined the Company in 1970. Mr. Murdock is also a Director of NSIC, NSFC, Omega and NATSCO. Mr. Murdock is a Certified Public Accountant.

BRIAN R. MCLEOD (39) currently serves as Vice President, Chief Financial Officer and Treasurer of the Company. From 1992-2002 he served as controller. He joined the Company in 1992. Mr. McLeod is also a Director of NSIC, NSFC, Omega and NATSCO. Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama. Mr. McLeod is a Certified Public Accountant.

The information contained on pages 4-5 of The National Security Group’s Proxy Statement dated March 31, 2008, with respect to directors of the Company and Corporate Governance, is incorporated herein by reference in response to this item.

The information contained on page 6 of The National Security Group’s Proxy Statement dated March 31, 2008, with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained on page 14 of The National Security Group’s Proxy Statement dated March 31, 2008, with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained on pages 9-11 of The National Security Group’s Proxy Statement dated March 31, 2008, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained on page 7 of The National Security Group’s Proxy Statement dated March 31, 2008, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information contained on page 8 of The National Security Group’s Proxy Statement dated March 31, 2008, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information contained on page 8 of The National Security Group’s Proxy Statement dated March 31, 2008, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 beginning on page 37:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income

•	Consolidated Balance Sheets

•	Consolidated Statements of Shareholders’ Equity

•	Consolidated Statements of Cash Flows

•	Consolidated Notes to the Financial Statements

2.	Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.		Page
Schedule I	Summary of Investments	67
Schedule II	Condensed Financial Information of the Registrant	68
Schedule III	Supplementary Insurance Information (Consolidated)	72
Schedule IV	Reinsurance (Consolidated)	73
Schedule V	Allowance for Uncollective Premiums and Other Receivables (Consolidated)	74

3.	Exhibits filed as part of this Form 10-K:

3.	Amended Certificate of Incorporation filed with the Secretary of State of Delaware on August 2, 2004 and By-Laws.

11.	Computation of Earnings Per Share Filed Herewith, See Note 1 to Consolidated Financial
Statements

14.	Code of Ethics, see additional information on page 9 of this report.

21.	Subsidiaries of the registrant.

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

32.	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

(b)		During the last fiscal quarter of the period covered by this Report, the Company filed the following Current Reports on Form 8-K:
Date of Report	Date Filed	Description

November 13, 2007	November 13, 2007	Press release, dated November 13, 2007, issued by The National Security Group, Inc.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NATIONAL SECURITY GROUP, INC.

/s/ Brian R. McLeod	/s/ William L. Brunson, Jr.
Brian R. McLeod	William L. Brunson, Jr.
Chief Financial Officer and	President, Chief Executive
Treasurer	Officer and Director

Date: March 28, 2008

POWER OF ATTORNEY

Know all by these present, that the undersigned hereby constitutes and appoints Brian R. McLeod, with full power of substitution and/or revocation, the undersigned’s true and lawful attorney-in-fact: to execute for and on behalf of the undersigned, in the undersigned’s capacity as a director of National Security Group, inc. (the “Company”), any and all forms (including, without limitation Form 10-K) required or desired to be executed by or on behalf of the Company pursuant to section 13 or 15(D) of the Securities Exchange Act of 1934, as amended, after said form has been approved by the Company’s audit committee; to do and perform any and all acts for and on behalf of the undersigned which may be necessary or desirable to complete and execute any such Form and timely file such Form with the appropriate governmental authority (including, without limitation, the United States Securities and Exchange Commission) and any stock exchange or similar authority; and Take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required by, the undersigned, it being understood that the documents executed by any such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact’s discretion.

The undersigned hereby grants to each such attorney-in-fact full power and authority to do and perform any and every act and thing whatsoever requisite, necessary, or proper to be done in the exercise of any of the rights and powers herein granted, as fully to all intents and purposes as the undersigned might or could do if personally present, with full power of substitution or revocation, hereby ratifying and confirming all that such attorney-in-fact, or such attorney-in-fact’s substitute or substitutes, shall lawfully do or cause to be done by virtue of this Power of Attorney and the rights and powers herein granted. The undersigned acknowledges that the foregoing attorneys-in-fact, and each of them, in serving in such capacity at the request of the undersigned, are not assuming, nor is the Company assuming, any of the undersigned’s responsibilities to comply with section 13 or 15(D) of the Securities Exchange Act of 1934, as amended.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 28, 2008.

SIGNATURE

/s/ Winfield Baird	/s/ Mickey L. Murdock
/s/ Carolyn Brunson	/s/ Donald Pittman
/s/ Jack E. Brunson	/s/ Fleming Brooks
/s/ William L. Brunson, Jr.	/s/ Paul C. Wesch
/s/ Fred D. Clark, Jr.	/s/ L. Brunson White
/s/ Frank B. O’Neil	/s/ Walter P. Wilkerson

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, William L. Brunson, Jr., certify that:

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 28, 2008

/s/ William L. Brunson, Jr.
William L. Brunson, Jr.
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 28, 2008

/s/ Brian R. McLeod
Brian R. McLeod
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

We, W. L. Brunson, Jr., President and Chief Executive Officer of The National Security Group, Inc. and Brian R. McLeod, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1) The Annual Report on Form 10-K of the Company for the annual period December 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William L. Brunson, Jr.
William L. Brunson, Jr.
President and Chief Executive Officer

/s/Brian R. McLeod
Brian. R. McLeod
Chief Financial Officer

Dated: March 28, 2008