Form 10-Q
period 2008-03-31
NATIONAL SECURITY GROUP INC
filed 2008-05-15
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2008

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to	.

Commission File Number 0-18649

The National Security Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

Registrant’s Telephone Number including Area Code (334) 897-2273

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ?    No  ☐?

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Act).  (Check One) :    Large accelerated filer ☐??Accelerated filer ☐         Non-accelerated filer ☐?Smaller reporting company ?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐&#61472;&#61472;No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding May 15, 2008
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Dollars in thousands)
	As of March 31,	As of December 31,
ASSETS	2008	2007
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2008 - $13,880;
2007 - $17,155)	$13,876	$17,310
Fixed maturities available-for-sale, at estimated fair value (cost: 2008 - $67,036;
2007- $67,388)	66,999	66,777
Equity securities available-for-sale, at estimated fair value (cost: 2008 - $7,635
2007 - $7,635)	13,968	14,991
Mortgage loans on real estate, at cost	489	492
Investment real estate, at book value (accumulated depreciation: 2008 - $18; 2007 - $18)	4,636	4,586
Policy loans	925	920
Other invested assets	4,560	2,103
Short-term investments	519	1,027

Total Investments	105,972	108,206

Cash	4,398	3,299
Accrued investment income	868	794
Policy receivables, less allowance for credit losses (2008 - $42; 2007 - $110)	15,002	8,801
Accounts receivable, less allowance for credit losses (2008 - $0; 2007- $10)	-	570
Reinsurance recoverable	728	917
Deferred policy acquisition costs	8,946	8,993
Property and equipment, net	3,012	2,930
Other assets	939	1,075

Total Assets	$139,865	$135,585

	(Dollars in thousands)
	As of March 31,	As of December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007
	(unaudited)

Property and casualty benefit and loss reserves	$12,948	$11,973
Accident and health benefit and loss reserves	967	926
Life and annuity benefit and loss reserves	27,705	27,538
Unearned premiums	29,051	22,442
Policy and contract claims	563	608
Other policyholder funds	1,313	1,309
Short-term debt	900	900
Long-term debt	12,372	12,372
Accrued income taxes	790	1,079
Other liabilities	5,347	6,760
Deferred income tax	418	1,231

Total Liabilities	92,374	87,138

Contingencies	-	-

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	3,681	4,864
Retained earnings	36,392	36,165

Total Shareholders' Equity	47,491	48,447

Total Liabilities and Shareholders' Equity	$139,865	$135,585

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts)

	Three Months
	Ended March 31
	2008	2007

REVENUES
Net premiums earned	$16,586	$15,557
Net investment income	1,321	1,213
Net realized investment gains	66	206
Other Income	321	301

Total Revenues	18,294	17,277

EXPENSES
Policyholder benefits paid or provided	10,560	9,208
Policy acquisition costs	3,253	3,061
General insurance expenses	2,615	2,602
Insurance taxes, licenses and fees	494	496
Interest expense	286	267
Total Expenses	17,208	15,634

Income from Continuing Operations
Before Income Tax Expense	1,086	1,643

INCOME TAX EXPENSE
Current	711	405
Deferred	(407)	(86)
	304	319

Income From Continuing Operations	782	1,324
Loss from Discontinued Operations, Net of Income Tax
Expense Before Minority Interest	-	(282)

Minority Interest in Discontinued Operations	-	141
Net Loss from Discontinued Operations	-	(141)

Net Income (Loss)	$782	$1,183

Basic and diluted earnings (loss) per common share:
Earnings from Continuing Operations Per Share	$0.32	$0.54
Loss from Discontinued Operations Per Share	-	(0.06)
Net earnings (loss) per common share	$0.32	$0.48

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated
			Other
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2006	$45,379	$32,345	$5,616	$2,467	$4,951

Comprehensive Income
Net income for 2007	6,040	6,040
Other comprehensive loss (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $1,014	(664)		(664)
Unrealized loss on interest rate swap	(88)		(88)

Total Comprehensive Income	5,288

Cash dividends	(2,220)	(2,220)

Balance at December 31, 2007	$48,447	$36,165	$4,864	$2,467	$4,951

Comprehensive Income
Net income three months ended 3/31/2008	782	782
Other comprehensive loss (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $47	(1,041)		(1,041)
Unrealized loss on interest rate swap	(142)		(142)

Total Comprehensive Loss	(401)

Cash dividends	(555)	(555)

Balance at March 31, 2008 (Unaudited)	$47,491	$36,392	$3,681	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months
	Ended March 31,
	2008	2007

Cash Flows from Operating Activities
Income from continuing operations	$782	$1,183
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Change in accrued investment income	(74)	(54)
Change in reinsurance receivables	189	355
Change in deferred policy acquisition costs	47	(419)
Change in income tax payable	(289)	(595)
Change in deferred income tax expense	-	(86)
Depreciation expense	123	213
Change in policy liabilities and claims	1,183	(1,076)
Other, net	(344)	385
Net cash provided by (used in) operating activities	1,617	(94)

Cash Flows from Investing Activities
Cost of investments acquired	(10,620)	(8,133)
Sale and maturity of investments	11,917	8,045
(Purchase) sale of property and equipment	(1,256)	(117)

Net cash provided by (used in) investing activities	41	(205)

Cash Flows from Financing Activities
Change in other policyholder funds	(4)	10
Change in notes payable	-	-
Dividends paid	(555)	(555)
Net cash (used in) provided by financing activities	(559)	(545)

Net change in cash and cash equivalents	1,099	(844)

Cash and cash equivalents, beginning of period	3,299	1,106

Cash and cash equivalents, end of period	$4,398	$262

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO). NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega). All significant intercompany transactions and accounts have been eliminated. The financial statements have been prepared in accordance with accounting standards generally accepted in the United States (GAAP). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the December 31, 2007 Form 10-K of the Company.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. This statement is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact this statement will have on its financial statements.

Note 2 – Reinsurance

National Security Fire and Casualty Company ("NSFC"), Omega One Insurance Company (“OMEGA”), and National Security Insurance Company ("NSIC") wholly owned subsidiaries of the Company, reinsure certain portions of insurance risk, which exceed various retention limits. NSFC, OMEGA, and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations. The most significant of our reinsurance contracts, our catastrophe reinsurance protection, was renewed on January 1, 2008. We maintain a $3.5 million deductible under the catastrophe reinsurance program with single event coverage up $47.5 million with one reinstatement.

Note 3 – Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 2008 was 2,466,600 and for the period ending March 31, 2007 was 2,466,600.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 4 – Changes in Shareholder's Equity

During the three months ended March 31, 2008 and 2007, there were no changes in shareholders' equity except for net income of $782,000 and $1,183,000, respectively; dividends paid of $555,000 and $555,000 respectively; and reductions in accumulated other comprehensive income, principally accumulated unrealized investment gains, net of applicable taxes, of $(1,183,000) and $(110,000) respectively.

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

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Quarter ended March 31,
	2008	2007

Federal income tax rate applied to pre-tax income	$369	$559
Dividends received deduction and tax-exempt interest	(69)	(53)
Other, net	4	(187)

Federal income tax expense	$304	$319

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

(in thousands)

	March 31,	January 1,
	2008	2008
General insurance expenses	$767	$838
Unearned premiums	1,972	1,523
Claims liabilities	284	258
Deferred tax assets	$3,023	$2,619

Depreciation	$(139)	$(158)
Deferred policy acquisition costs	(1,915)	(1,899)
Unrealized gains on securities available-for-sale	(1,387)	(1,793)
Deferred tax liabilities	$(3,441)	$(3,850)

Net deferred tax liability	$(418)	$(1,231)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

The appropriate income tax effects of changes in temporary differences are as follows:

(in thousands)

	Quarter ended March 31,
	2008	2007

Deferred policy acquisition costs	$16	$125
Policy liabilities	-	-
Unearned premiums	(449)	(107)
General insurance expenses	71	66
Depreciation	(19)	(9)
Claim liabilities	(26)	(161)
	$(407)	$(86)

Note 6 – Notes Payable and Long-Term Debt

Short-term debt consisted of the following as of March 31, 2008 and December 31, 2007:

(in thousands)

	2008	2007

Revolving credit facility of subsidiary National Security Insurance Company in the amount of $900. Facility used to finance office expansion project. Interest rate of Prime minus 50 basis points (6.75% at December 31, 2007) and maturing April, 2008. Unsecured.	$900	$900

Long-term debt consisted of the following as of March 31, 2008 and December 31, 2007:

	(Dollars in thousands)
	2008	2007
Subordinated debentures issued on December 15, 2005 with fixed interest rates of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity Decmeber, 2035. Interest Payments are due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$12,372	$12,372

The $9,279,000 of subordinated debentures is due in 2035 and $3,093,000 of subordinated debentures is due in 2037.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

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

On September 13, 2007, The Company entered into a 5 year swap effective September 17, 2007 with a notional amount of $3 million and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued on June 21, 2007. Commencing December 17, 2007, under the terms of the swap, the Company will pay interest at the three-month LIBOR rate plus 3.4% and receive interest at the fixed rate of 8.34%. A loss of $230,000 is included in other comprehensive income related to the swap agreement.

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

Note 8 – Discontinued Operations

In the first quarter of 2007, the Company classified its investment in consolidated subsidiary Mobile Attic as available for sale as it became apparent that a transfer would occur within one year and consequently reclassified the results of the operations of Mobile Attic to discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The income statements at March 31, 2008 and 2007 have been adjusted to reflect the separately distinguishable component in discontinued operations.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Revenues and pretax losses related to Mobile Attic are as follows:

(in thousands)

	March 31,	March 31,
	2008	2007
Revenues from leasing operations	$-	$269
Capital gains	-	(7)
Other income	-	2
Total revenues	-	264

Expenses from leasing operations	-	358
Interest	-	188
Total expenses	-	546

Pretax loss before elimination of minority interest	$-	$(282)

The transaction to dispose of Mobile Attic was completed in April 2007, consequently, no material assets or liabilities associated with Mobile Attic remained on the Balance Sheet at December 31, 2007 or March 30, 2008.

Note 9 – Subsequent Events

The property and casualty subsidiary continued to experience an increased frequency of catastrophe related losses related to tornado and windstorm activity into the second quarter of 2008. In the second quarter of 2008 we have incurred over $1.3 million in tornado related losses as of May 15, 2008. Based on current estimates, these losses will result in an adverse impact on second quarter earnings totaling approximately $850,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of March 31, 2008, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2008 and 2007, and condensed consolidated statements of cash flows for the three-month periods then ended. These consolidated financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. and subsidiary as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Barfield, Murphy, Shank & Smith. P.C.

Birmingham, Alabama
May 15, 2008

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of March 31, 2008, compared with December 31, 2007 and its results of operations and cash flows for the quarter ending March 31, 2008, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Note Regarding Forward-Looking Statements” contained on Page 3 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

The reader is assumed to have access to the Company’s 2007 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 7 of this form 10-Q.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

OVERVIEW

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. The Company operates in eleven states with over 60% of total premium revenue generated in the states of Alabama and Mississippi. Over 70% of total premium revenue is generated from dwelling property (fire and extended coverage), homeowners and mobile homeowners lines of business. Property and casualty insurance is the most significant segment accounting for 92.4% of total insurance premium revenue in the first quarter of 2008.

Our first quarter 2008 net income was down 33.9% compared to the first quarter of 2007. Although all of our insurance subsidiaries posted positive contributions to net income for the quarter, net income decreased from $1,183,000 in 2007 to $782,000 in 2008. The most significant factor contributing to the decline in net income was a rash of first quarter tornado and wind related losses in the property and casualty subsidiaries.

Operating results in the property and casualty subsidiaries were negatively impacted by the increased storm activity during the first quarter of 2008. Catastrophe related losses were incurred from six different storm systems which produced numerous tornadoes in addition to heavy wind and hail. The storms affected eight of the states in which the property and casualty subsidiaries operate resulting in total incurred losses related to the catastrophes of $1,816,000 compared to $631,000 for the same period last year. The loss ratio for the property and casualty subsidiary was 63.7% compared to 59.8% for same period last year.

Premium revenue continued to grow at a moderate rate with an increase of 6.6% for the first quarter of 2008 compared to the first quarter of 2007. Premium revenue growth for the year 2008 is expected to remain in the range of 5% to 7% for the year.

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

The following table sets forth premium revenue by major line of business for the three months ended March 31, 2008 compared to the same period last year:

	Three months ended March 31,		Percent
	2008	2007	increase (decrease)

Life, accident and health operations:
Traditional life insurance	$1,479,292	$1,390,814	6.36%
Accident and health insurance	379,537	385,704	(1.60)%
Other	-	-	-%
Total life, accident and health	1,858,829	1,776,518	4.63%

Property and Casualty operations:
Dwelling fire & extended coverage	7,087,302	6,509,672	8.87%
Homeowners (Including mobile homeowners)	7,257,137	6,736,409	7.73%
Ocean marine	387,793	450,880	(13.99)%
Other liability	387,933	398,409	(2.63)%
Private passenger auto liability	479,485	477,660	0.38%
Commercial auto liability	143,511	190,493	(24.66)%
Auto physical damage	198,320	257,600	(23.01)%
Reinsurance premium ceded	(1,214,251)	(1,240,952)	(2.15)%
Total property and casualty	14,727,230	13,780,171	6.87%

Total earned premium revenue	$16,586,059	$15,556,689	6.62%

Premium revenue in the life segment accounts for 11.2% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Revenue from business in-force serviced by home service agents accounted for 37% of total NSIC premium revenue in the quarter. This has been the primary method of product distribution for NSIC since it’s founding in 1947. Independent agents now account for over 87% of all new business production in NSIC. Revenue from business in-force serviced by independent agents now accounts for 54% of total NSIC premium revenue. In addition to the two primary methods of product distribution, approximately 9.9% of premium revenue is generated from the servicing of discontinued books of business and inactive programs. The most significant of these discontinued books of business is a block of policies acquired by NSIC from another carrier in 2000.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased 6.4% in the first three months of 2008 compared to the same period last year. Accident and health insurance premium revenue decreased 1.6%. In total NSIC premium revenue is up 4.6% in the first quarter of 2008 compared to the same period last year. A 9.95% increase in premium revenue from the independent agent distribution channel is the primary reason for the increase in first quarter premium revenue in this segment. We will continue to maintain the home service distribution method but it is expected to continue to decline at a modest pace of 3% to 5%.

Premium revenue in the P&C segment increased 6.9% in the first three months of 2008 compared to the same period last year. The past couple of years ended with premium revenue at a more moderate growth rate (between 7% and 10%) as compared to the more rapid rate of premium growth the company experienced from 2001 to 2004. The dwelling fire program ended the first quarter of 2008 with premium revenue up 8.9% compared to the same period last year. Over the past year we have continued to take additional corrective action to improve the underwriting performance of our homeowners line of business. While we have started to see improvement in underwriting profitability as a result of the corrective actions, we have also experienced a decline in our premium revenue growth rate. Premium revenue in the homeowners line of business declined from a growth rate of 23.2% in 2007 to a more moderate growth rate of 7.7% in 2008.

The gains in premium revenue in the dwelling and homeowners lines of business were partially offset by declines in the automobile physical damage line of business which declined 23% compared to the same period last year. The automobile programs in the property and casualty segment were upgraded and converted to a new policy administration system during the latter part of 2007 and the first quarter of 2008. Due to a very competitive current rate environment the auto program is expected to grow only marginally during 2008.

Reinsurance premium ceded increased 1.9% in the first quarter of 2008 compared to the same period last year. We experienced a stabilization in our catastrophe reinsurance contract renewal for 2008. Our retention remained unchanged for 2008 with a $3.5 million deductible and coverage up to $47.5 million for a single event with one reinstatement.

As mentioned in the overview of this discussion, we expect our overall premium revenue growth rate to remain at modest levels of growth over the next year. The personal lines property and casualty insurance business, in which 92% of total premium revenue is derived, has historically been cyclical in nature with periods of intense price competition among insurers followed by periods of increased pricing flexibility. Due to the increase in hurricane activity over the last few years, we are in a cycle where we have been able to obtain significant increases in our rates. Unfortunately, much of the increase has been offset by increased rates that we pay for catastrophe reinsurance over the past three years. Also, due to regulatory hurdles in developing rates and submitting to various state regulatory agencies, we are unable to adjust the rates we charge as rapidly as reinsurance companies can adjust the rates we pay for catastrophe reinsurance. We have attempted to proactively manage our premium rate adjustments in order to minimize lag time between rate increases we incur on our catastrophe reinsurance and rate adjustments we obtain as a result of these increases. Because we have to obtain rate adjustments in each state in which we operate, we have had mixed results in relation to our ability to obtain quick and adequate rate adjustments. However, due to the recent stabilization of our catastrophe reinsurance rates, we feel that we have been able to adequately adjust our rates as needed in the changing environment.

Net investment income:

Net investment income increased 8.9% to $1,321,000 in the first quarter of 2008 compared to $1,213,000 in the first quarter of 2007. Due to a steepening of the yield curve over the past nine months and increased interest rate spreads on corporate and municipal bonds, we have been able to moderately increase investment income even though rates on US Government bonds has declined over much of this time period.

Realized capital gains and losses:

Realized capital gains were down for the quarter as no common stock holdings were sold in the first quarter of 2008 compared to the first quarter of 2007. Realized capital gains are subject to significant fluctuations from quarter to quarter and year to year depending on prevailing market conditions and changes in investment mix.

Other income:

Other income increased 6.6% compared to last year. Other income increased moderately primarily due to the collection of a one time servicing fee in the life insurance subsidiary of $50,000.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses increased 14.7% from $9,208,000 in 2007 to $10,560,000 in 2008. The primary reason for the increase as compared to 2007 relates to the increase in storm related losses in the property and casualty subsidiaries. Storm related losses were widespread in the first quarter impacting states in which we operate from Oklahoma to Georgia. First quarter 2008 catastrophe related losses totaled over $1.8 million.

Policy acquisition costs:

Policy acquisition costs are up $192,000 in the first quarter of 2008 compared to the first quarter of 2007. The increase in policy acquisition cost is directly correlated to the increase in premium revenue and as a percentage of premium revenue is unchanged compared to last year at 19.6%.

General and administrative expenses:

General expenses as a percent of earned premium were 15.7% in the first quarter of 2008 compared to 16.7% in the first quarter of 2007. We are continuing to experience moderate cost savings due to technology initiatives over the last five years. We are not experiencing material increases in overhead cost while premium revenue is continuing to grow at an annual rate of around 5%.

Taxes, licenses, and fees:

Taxes, licenses and fees incurred no material change in the first quarter of 2008 compared to the same period last year.

Interest Expense:

Interest expense is in line with last year as outstanding principal balances on short term debt and long term trust preferred securities were not materially different in 2008 compared to 2007.

Summary:

We had consolidated net income of $782,000 in the first quarter of 2008 compared to $1,183,000 in the first quarter of 2007. The primary reason for the decline in net income was the increase in losses related to the significant storm activity during the first quarter of 2008. The losses related to the storms contributed to the 3.9 percentage point increase in the loss ratio compared to the same time period in 2007.

Investments:

Investments at March 31, 2008 were down $2.5 million compared to December 31, 2007. A decline in market value of available for sale securities was the primary factor contributing to the decline in investments during the quarter. The equity portfolio declined in value approximately 7% for the quarter as recessionary pressures and bad economic news placed downward pressure on financial markets.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At March 31, 2008 less than 1% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Income taxes:

Income taxes decreased for the quarter due to a decrease in income from operations. Additional information related to the changes in income taxes between current and deferred components can be found in Note 5 of the consolidated financial statements.

Liquidity and capital resources:

At March 31, 2008, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $47,491,000 down $956,000 compared to December 31, 2007. The decrease reflects net income of $782,000, a decrease in accumulated realized investment gains of $1,041,000, an unrealized loss on an interest rate swap of $142,000 and dividends paid of $555,000. The decrease in accumulated unrealized investment gains was due to declines in market value of available for sale securities, principally in the equity portfolio.

The Company has $900,000 in short term debt that is expected to be retired in the second quarter. We also have $12.3 million in long term debt consisting of trust preferred securities issued in 2005 and 2007. The trust preferred securities have 30 year final maturities and will mature in 2035 and 2037. No principal prepayments are expected to be paid in 2008.

The Company had $4,398,000 in cash and cash equivalents at March 31, 2008. Net cash provided by operating activities totaled $1,617,000 in the first quarter of 2008. The increase was primarily associated with the collection of an outstanding receivable in the holding company. Very little positive cash flow was generated by the insurance subsidiaries due to extremely high claim frequency in the first quarter associated with numerous tornado and windstorm catastrophe claims.

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

The Company’s business is concentrated primarily in the Southeastern United States. Accordingly, unusually severe storms or other disasters in the Southeastern United States might have a more significant effect on the Company than on a more geographically diversified insurance company. Unusually severe storms, other natural disasters and other events could have an adverse impact on the Company’s financial condition and operating results. However, the Company maintains a catastrophe reinsurance program to limit the effect of such catastrophic events on the Company’s financial condition. Even though we experienced a significant increase in catastrophe related losses in the first quarter, no single event reached our catastrophe deductible limit of $3.5 million, consequently no recoveries from reinsurers of catastrophe related losses are expected related to first quarter events.

Item 3. Market Risk Disclosures

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. We experienced a decline in the value of our equity portfolio of approximately 7% in the first quarter of 2008.

For further information regarding market risk reference is made to the Company’s Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Note 7 to the financial statements.

Item 1A.Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the
Company’s annual report for 2007 on Form 10-K.

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

31.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended March 31, 2008

Date of Report	Date Filed	Description

January 22, 2008	January 22, 2008	Press release, dated January 22, 2008, issued by The National Security Group, Inc.
February 28, 2008	February 28, 2008	Press release, dated February 28, 2008, issued by The National Security Group, Inc.
March 26, 2008	March 26, 2008	Press release, dated March 26, 2008, issued by The National Security Group, Inc.

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

Dated: May 15, 2008

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

Dated: May 15, 2008

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

Dated: May 15, 2008

/s/ Brian R. McLeod
Brian R. McLeod
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William L. Brunson, Jr.
Date: May 15, 2008

Name: William L. Brunson, Jr. Title: Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian R. McLeod
Date: May 15. 2008

Name: Brian R. McLeod, CPA Title: Chief Financial Officer