Form 10-Q
period 2008-06-30
NATIONAL SECURITY GROUP INC
filed 2008-08-14
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Act).  (Check One)     Large accelerated Filer [ ]   Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding August 14, 2008
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Dollars in thousands)
	As of June 30,	As of December 31,
ASSETS	2008	2007
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2008 - $13,230;
2007 - $17,155)	$13,435	$17,310
Fixed maturities available-for-sale, at estimated fair value (cost: 2008 - $65,756;
2007- $67,388)	63,946	66,777
Equity securities available-for-sale, at estimated fair value (cost: 2008 - $8,037
2007 - $7,635)	13,351	14,991
Mortgage loans on real estate, at cost	500	492
Investment real estate, at book value (accumulated depreciation: 2008 - $18; 2007 - $18)	4,970	4,586
Policy loans	919	920
Other invested assets	7,511	2,103
Short-term investments	797	1,027

Total Investments	105,429	108,206

Cash	59	3,299
Accrued investment income	848	794
Policy receivables, less allowance for credit losses (2008 - $40; 2007 - $110)	17,362	8,801
Accounts receivable, less allowance for credit losses (2008 - $0; 2007- $10)	-	570
Reinsurance recoverable	828	917
Deferred policy acquisition costs	10,044	8,993
Property and equipment, net	2,950	2,930
Deferred income tax asset	96	-
Other assets	1,309	1,075
Total Assets	$138,925	$135,585

The Notes to Financial Statements are an integral part of these statements

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

	(Dollars in thousands)
	As of June 30,	As of December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007
	(unaudited)

Property and casualty benefit and loss reserves	$13,349	$11,973
Accident and health benefit and loss reserves	1,011	926
Life and annuity benefit and loss reserves	27,850	27,538
Unearned premiums	32,873	22,442
Policy and contract claims	551	608
Other policyholder funds	1,324	1,309
Short-term debt	-	900
Long-term debt	12,372	12,372
Accrued income taxes	101	1,079
Other liabilities	4,231	6,760
Deferred income tax liability	-	1,231

Total Liabilities	93,662	87,138

Contingencies	-	-

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	2,043	4,864
Retained earnings	35,802	36,165
Total Shareholders' Equity	45,263	48,447
Total Liabilities and Shareholders' Equity	$138,925	$135,585

The Notes to Financial Statements are an integral part of these statements

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007

REVENUES
Net premiums earned	$13,968	$14,892	$30,554	$30,449
Net investment income	1,241	1,200	2,562	2,413
Net realized investment gains	82	327	148	533
Other Income	352	258	673	559

Total Revenues	15,643	16,677	33,937	33,954

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	10,812	10,124	21,372	19,332
Policy acquisition costs	2,633	3,174	5,886	6,235
General insurance expenses	1,864	1,997	4,479	4,599
Insurance taxes, licenses and fees	264	587	758	1,083
Interest expense	292	244	578	511
Total Expenses
	15,865	16,126	33,073	31,760

(Loss) Income from Continuing Operations	(222)	551	864	2,194
Before Income Tax Expense

INCOME TAX EXPENSE
Current	(186)	214	525	619
Deferred	-	(3)	(407)	(89)
	(186)	211	118	530

(Loss) Income From Continuing Operations	(36)	340	746	1,664
Loss from Discontinued Operations, Net of Income Tax
Expense Before Minority Interest	-	-	-	(282)
Minority Interest in Discontinued Operations	-	-	-	141
Gain from Disposal of Discontinued Operations	-	1,460	-	1,460
Net Income from Discontinued Operations	-	1,460	-	1,319

Net Income	$(36)	$1,800	$746	$2,983

Basic and Diluted (Loss) Earnings Per Common Share:
(Loss) Earnings Per Share from Continuing Operations	$(0.01)	$0.14	$0.30	$0.67
Earnings Per share from Discontinued Operations	-	0.59	-	0.54
Net (Loss) Earnings Per Common Share	$(0.01)	$0.73	$0.30	$1.21

DIVIDENDS DECLARED PER SHARE	$0.225	$0.225	$0.450	$0.450

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated
			Other
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2006	$45,379	$32,345	$5,616	$2,467	$4,951

Comprehensive Income
Net income for 2007	6,040	6,040
Other comprehensive loss (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $1,014	(664)		(664)
Unrealized loss on interest rate swap	(88)		(88)

Total Comprehensive Income	5,288

Cash dividends	(2,220)	(2,220)

Balance at December 31, 2007	$48,447	$36,165	$4,864	$2,467	$4,951

Comprehensive Income
Net income six months ended 6/30/2008	746	746
Other comprehensive loss (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $109	(2,806)		(2,806)
Unrealized loss on interest rate swap	(15)		(15)

Total Comprehensive Loss	(2,075)

Cash dividends	(1,109)	(1,109)

Balance at June 30, 2008 (Unaudited)	$45,263	$35,802	$2,043	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months
	Ended June 30,
	2008	2007

Cash Flows from Operating Activities
Income from continuing operations	$746	$1,664
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Change in accrued investment income	(54)	18
Change in reinsurance receivables	89	892
Change in deferred policy acquisition costs	(1,051)	(621)
Change in income tax payable	(978)	294
Deferred income tax expense	407	(89)
Depreciation expense	240	245
Change in policy liabilities and claims	1,716	(304)
Change in accounts receivable of discontinued operations	-	266
Change in inventory of discontinued operations	-	19
Other operating cash provided by discontinued operations	-	(101)
Other, net	(1,461)	(1,467)
Net cash (used in) provided by operating activities	(346)	816

Cash Flows from Investing Activities
Cost of investments acquired	(23,217)	(15,261)
Sale and maturity of investments	22,536	12,459
Purchase of property and equipment	(219)	(205)
Sale of property and equipment of discontinued operations	-	33
Net cash provided by investing activities of discontinued operations	-	2,700
Net cash used in investing activities	(900)	(274)

Cash Flows from Financing Activities
Change in other policyholder funds	15	3
Proceeds from short-term debt	-	98
Proceeds from issuance of long-term debt	-	3,093
Change in notes payable	(900)	(2,171)
Dividends paid	(1,109)	(1,110)
Net cash used in financing activities	(1,994)	(87)

Net change in cash and cash equivalents	(3,240)	455

Cash and cash equivalents, beginning of period	3,299	1,106

Cash and cash equivalents, end of period	$59	$1,561

Significant Non-Cash Transactions
Change in accounts receivable of discontinued operations	$-	$1,781
Change in inventory of discontinued operations	-	428
Change in property and equipment of discontinued operations	-	8,844
Change in notes payable of discontinued operations	-	(9,409)
Net Significant Non-Cash Transactions	$-	$1,644

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. This statement is effective for fiscal years beginning after November 15, 2008. We do not expect SFAS No. 161 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending June 30, 2008 was 2,466,600 and shares outstanding for the period ending June 30, 2007 was 2,466,600.

Note 4-Changes in Shareholder's Equity

During the six months ended June 30, 2008 and 2007, there were no changes in shareholders' equity except for net income of $746,000 and $2,983,000 respectively; dividends paid of $1,109,000 and $1,110,000 respectively; and reductions in accumulated other comprehensive income, consisting of accumulated unrealized investment gains, net of applicable taxes, of $(2,805,000) and $(416,000), respectively, as well as an unrealized loss on swap of $(15,000) for 2008.

Note 5 – Income Taxes

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 effective January 1, 2007. As of the date of adoption, the company did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in the Company’s Consolidated Balance Sheet at January 1, 2007. The Company recognizes tax-related interest and penalties as a component of tax expense. The Company does not have any interest or penalties accrued for unrecognized tax benefits at June 30, 2007. The Company files income tax returns in the U.S.federal jurisdiction and various states. The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2003. The Internal Revenue Service recently completed an examination of the Company’s 2005 Federal Income Tax Return. No material adjustments were made.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Six months ended June 30,
	2008	2007

Federal income tax rate applied to pre-tax income	$294	$746
Dividends received deduction and tax-exempt interest	(25)	(202)
Other, net	(151)	(14)

Federal income tax expense	$118	$530

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

(in thousands)

	June 30,	January 1,
	2008	2008
General insurance expenses	$786	$838
Unearned premiums	2,232	1,523
Claims liabilities	294	258
Deferred tax assets	$3,312	$2,619

Depreciation	$(126)	$(158)
Deferred policy acquisition costs	(2,221)	(1,899)
Unrealized gains on securities available-for-sale	(869)	(1,793)
Deferred tax liabilities	$(3,216)	$(3,850)

Net deferred tax asset (liability)	$96	$(1,231)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

The appropriate income tax effects of changes in temporary differences are as follows:

(in thousands)

	Quarter ended June 30,
	2008	2007

Deferred policy acquisition costs	$(318)	$172
Policy liabilities	-	-
Unearned premiums	709	(254)
General insurance expenses	(52)	9
Depreciation	32	(22)
Claim liabilities	36	6
	$407	$(89)

Note 6 – Notes Payable and Long-Term Debt

Short-term debt consisted of the following as of June 30, 2008 and December 31, 2007:

(in thousands)

	2008	2007

Revolving credit facility of subsidiary National Security Insurance Company in the amount of $900. Facility used to finance office expansion project. Interest rate of Prime minus 50 basis points (6.75% at December 31, 2007) and matured April, 2008. Unsecured.	$-	$900

Long-term debt consisted of the following as of June 30, 2008 and December 31, 2007:

	(Dollars in thousands)
	2008	2007
Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$12,372	$12,372

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

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

On September 13, 2007, The Company entered into a 5 year swap effective September 17, 2007 with a notional amount of $3 million and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued on June 21, 2007. Commencing December 17, 2007, under the terms of the swap, the Company will pay interest at the three-month LIBOR rate plus 3.4% and receive interest at the fixed rate of 8.34%. A loss of $15,000 is included in other comprehensive income related to the swap agreement.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

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

Note 9 – Fair Value of Financial Assets and Financial Liabilities

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 1 assets and liabilities consist of money market fund deposits and certain of our marketable debt and equity instruments, including equity instruments offsetting deferred compensation, that are traded in an active market with sufficient volume and frequency of transactions.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 2 assets include certain of our marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Level 2 assets also include marketable equity instruments with security-specific restrictions that would transfer to the buyer, marketable debt instruments priced using indicator prices which represent non-binding market consensus prices that can be corroborated by observable market quotes, as well as derivative contracts and debt instruments priced using inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Marketable debt instruments in this category generally include commercial paper, bank time deposits, repurchase agreements for fixed-income instruments, and a majority of floating-rate notes, corporate bonds, and municipal bonds.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

THE NATIONAL SECURITY GROUP, INC

NOTES TO FINANCIAL STATEMENTS

(Continued)

Level 3 assets and liabilities include marketable debt instruments, non-marketable equity investments, derivative contracts, and company issued debt whose values are determined using inputs that are both unobservable and significant to the values of the instruments being measured. Level 3 assets also include marketable debt instruments that are priced using indicator prices that we were unable to corroborate with observable market quotes.

Marketable debt instruments in this category generally include asset-backed securities and certain of our floating-rate notes, corporate bonds, and municipal bonds.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2008	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Fixed maturities available-for-sale	$63,946	$12,285	$50,959	$702
Short-term investments	797	500	297
Equity securities available-for-sale	13,351	12,352		999

Total Financial Assets	$78,094	$25,137	$51,256	$1,701

Financial Liabilities	-	-	-	-

Total Financial Liabilities	$-	$-	$-	$-

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008:

	For the quarter ended June 30, 2008
	Fixed Maturities Available for sale	Equity Securities Available for Sale
(In Thousands)
Six months ended June 30, 2008
Beginning balance	$735	$999
Total gains or losses (realized and
unrealized):
Included in earnings	-	-
Included in other comprehensive income	(33)	-
Purchases, sales, issuances and settlements,
net	-	-
Transfers in/(out) of Level 3	-	-
Ending balance	$702	$999
The amount of total gains or losses for the
period included in earnings attributable to the
change in unrealized gains or losses relating
to assets and liabilities still held as of
June 30, 2008	$-	$-

For the quarter ended June 30, 2008, there were no assets or liabilities measured at fair values on a nonrecurring bases.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. The Company did not elect the fair value option for any eligible items.

Note 10 – Segments

The Company’s property and casualty insurance operations comprise one business segment.  The property and casualty insurance segment consists of seven lines of business:  dwelling fire and extended coverage, homeowners (including mobile homeowners), ocean marine, other liability, private passenger auto liability, commercial auto liability and auto physical damage. Management organizes the business utilizing a niche strategy focusing on lower valued dwellings as well as higher risk automobile products. Our Chief Operating Decision Makers (President, Chief Financial Officer and Chief Executive Officer) review results and operating plans making decisions on resource allocations on a company-wide basis. The Company’s products are primarily produced through agents within the states in which we operate.

The Company’s life and accident and health operations comprise the second business segment. The life and accident and health insurance segment consists of two lines of business: traditional life insurance and accident and health insurance.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

The following table presents the Company’s gross premiums written and earned for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross premiums written:
Life, accident and health operations:
Traditional life insurance	$1,351	$1,291	$2,744	$2,604
Accident and health insurance	365	365	746	753
Total life, accident and health	1,716	1,656	3,490	3,357

Property and Casuatly operations:
Dwelling fire & extended coverage	8,009	7,190	18,854	14,554
Homeowners (Including mobile homeowners)	8,127	7,952	18,373	15,422
Ocean Marine	328	553	484	839
Other liability	374	412	903	861
Private passenger auto liability	24	191	481	711
Commercial auto liability	146	182	290	372
Auto physical damage	-	111	169	419
Reinsurance premium ceded	(955)	(1,243)	(2,168)	(2,433)
Total property and casualty	16,053	15,348	37,386	30,745

Total premiums written	$17,769	$17,004	$40,876	$34,102

Gross premiums earned:
Life, accident and health operations:
Traditional life insurance	$1,376	$1,306	$2,855	$2,697
Accident and health insurance	365	367	745	753
Total life, accident and health	1,741	1,673	3,600	3,450

Property and Casuatly operations:
Dwelling fire & extended coverage	6,256	6,700	13,343	13,209
Homeowners (Including mobile homeowners)	6,011	6,201	13,268	12,937
Ocean Marine	337	430	725	881
Other liability	313	396	701	794
Private passenger auto liability	88	291	567	769
Commercial auto liability	146	181	290	371
Auto physical damage	21	222	219	480
Reinsurance premium ceded	(945)	(1,202)	(2,159)	(2,442)
Total property and casualty	12,227	13,219	26,954	26,998

Total premiums earned	$14,671	$15,568	$30,554	$30,449

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of June 30, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008, and cash flows for the six-month periods ended June 30, 2008 and 2007 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2008. These interim financial statements are the responsibility of the company’s management.

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

August 14, 2 008

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of June 30, 2008, compared with December 31, 2007 and its results of operations and cash flows for the three and six month periods ending June 30, 2008, compared with the same periods last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. The following report contains forward-looking statements that are not strictly historical and that involve risks and uncertainties. Such statements include any statements containing the words “expect,” “plan,” “estimate,” “anticipate” or other words of a similar nature. Management cautions investors about forward-looking statements. Forward-looking statements involve certain evaluation criteria, such as risks, uncertainties, estimates, and/or assumptions made by individuals informed of the Company and industries in which we operate. Any variation in the preceding evaluation criteria could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Note Regarding Forward-Looking Statements” contained on Page 3 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission

The reader is assumed to have access to the Company’s 2007 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 7 of this form 10-Q.

Information is presented in whole dollars rounded to the nearest thousand.

OVERVIEW

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. With home office operations in Alabama, we operate in eleven states with over 60% of total premium revenue generated in the states of Alabama and Mississippi. Over 70% of our total premium revenue is generated from dwelling property (fire and extended coverage), homeowners and mobile homeowners lines of business. Property and casualty insurance is the most significant segment accounting for 88.2% and 88.7% of total insurance premium revenue in the first six months of 2008 and 2007 respectively. Life segment revenue accounted for 11.8% and 11.3% of total insurance premium revenue in the first six months of 2008 and 2007 respectively.

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

The following table sets forth premium revenue by major line of business for the six months ended June 30, 2008 compared to the same period last year:

	Six months ended June 30,		Percent
	2008	2007	increase (decrease)

Life, accident and health operations:
Traditional life insurance	$2,855,223	$2,696,748	5.88%
Accident and health insurance	744,640	752,972	(1.11)%
Total life, accident and health	3,599,863	3,449,720	4.35%

Property and Casualty operations:
Dwelling fire & extended coverage	13,343,363	13,208,658	1.02%
Homeowners (Including mobile homeowners)	13,268,327	12,936,621	2.56%
Ocean marine	725,285	881,049	(17.68)%
Other liability	701,134	794,584	(11.76)%
Private passenger auto liability	567,104	768,688	(26.22)%
Commercial auto liability	290,028	371,552	(21.94)%
Auto physical damage	218,497	479,824	(54.46)%
Reinsurance premium ceded	(2,159,272)	(2,441,748)	(11.57)%
Total property and casualty	26,954,466	26,999,228	(0.17)%

Total earned premium revenue	$30,554,329	$30,448,948	0.35%

Premium revenue in the life insurance subsidiary, NSIC accounts for 11.8% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home. Revenue from business in-force serviced by home service agents accounts for 39% of total NSIC premium revenue. This has been a primary method of product distribution for NSIC since it’s founding in 1947. Independent agents now account for over 90% of all new business production in NSIC. Revenue from business in-force serviced by independent agents now accounts for 55.9% of total NSIC premium revenue. In addition to the two primary methods of product distribution, approximately 6.6% of premium revenue is generated from the servicing of discontinued books of business and inactive programs. The most significant of these discontinued books of business is a block of policies acquired by NSIC from another carrier in 2000.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. As set forth in the preceding table, traditional life insurance premium revenue increased 5.9% in the first six months of 2008 compared to the same period last year. Accident and health insurance premium revenue decreased 1.1%. In total NSIC premium revenue is up 4.4% in the first six months of 2008 compared to the same period last year. An 8.7% increase in premium revenue from the independent agent distribution channel is the primary reason for the increase in year to date premium revenue in this segment in 2008 compared to 2007.

The property/casualty insurance subsidiaries ended the first half of 2008 with net premium revenue earned down moderately at 0.17% compared to the first half of 2007. The Company has been experiencing slowing rates of growth over the past two years due to the implementation of tighter underwriting standards and a decline in the number of new independent agent appointments. We were expecting our rate of premium growth to continue to moderate but remain in the low single digits for the remainder of this year. However, we are finding the current economic environment to not be conducive in maintaining our moderate growth rate expectations. Over the last two quarters we have observed an increase in lapse rates compared to last year which we believe to be primarily due to increased pressure on consumer budgets. Due to current economic conditions we now expect the trend of a moderate decline in premium revenue to continue into the second half to 2008 with full year premium revenue estimated to be two to four percent below last year.

Reinsurance premium ceded decreased 11.6% in the first six months of 2008 compared to the same period last year.  Reinsurance ceded is primarily composed of the cost of catastrophe reinsurance on homeowners and dwelling fire products in the property/casualty subsidiaries. Our catastrophe reinsurance contracts were renewed in January of 2008 with no significant changes in coverage amounts. Due to a lack of major storm activity in the United States over the last two years, catastrophe reinsurance rates have stabilized and we obtained a slight decline in our catastrophe reinsurance rates in the 2008 contract renewal.

Net investment income:

Net investment income increased 6.2% for the first six months of 2008 compared to the same period last year. We have experienced a decline in total invested assets over the last six months primarily due to declines in market values of equity investments. We have also been unable to grow invested assets in the first half of 2008 due to increased claim activity which has hampered our ability to generate positive cash flow from insurance operations to invest. However, due to increased spreads on corporate bonds, we have been able to maintain a moderate increase in investment income.

Realized capital gains and losses:

Realized capital gains were down for the quarter and year to date primarily due to fewer disposals of equity securities. Our approach to investing in the equity markets is based primarily on fundamental analysis and value based principles. We typically take positions in securities and hold the positions for long periods of time. Consequently, realized capital gains can fluctuate significantly from period to period. The current investment environment has been very unfavorable for equity investments and our allocation to equity investments is below historical levels therefore, we have had limited opportunity to benefit from realized gains due to price appreciation in our equity portfolio.

Other income:

Other income increased $114,000 for the first six months of 2008 compared to the same period last year. Other income is primarily composed of insurance related fees.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses increased $2,040,000 in the first six months of 2008 compared to 2007. Catastrophe related tornado and windstorm losses incurred during the first six months increased $3.5 million over last year and adverse development on prior year catastrophic events, primarily Hurricane Katrina, added another $360,000 to the increase in claim costs in the first half of 2008. Partially offsetting these increases was a decline in the frequency of fire related losses leading to a decline of over $2.5 million in fire related insurance claims compared to last year.

Current year incurred catastrophe related losses added 14.4 percentage points to the six month period loss ratio of 69.95% while catastrophe related storm losses added only 2.6 percentage points to the loss ratio of 63.49% in 2007. Without the impact of catastrophe related losses, our underlying loss ratio improved 5.34 percentage points due primarily to a decline in the frequency of fire related losses.

The property/casualty subsidiaries incurred numerous storm related losses in the first half of 2008 due to a string of wind and tornado events that began in late January and continued through May. The storm activity caused damage from strong wind, hail and tornados generating losses in nine of the states in which our companies produce business. The dwelling property and homeowners lines of business were severely impacted by these events with catastrophe losses exceeding $4.4 million in the first six months of 2008 compared to slightly over $800,000 in 2007. While the frequency of storm activity increased significantly in the first half of 2008, none of the storms officially classified as catastrophic events reached the level of severity to trigger coverage under our catastrophe reinsurance contract.

For the three months ended June 30, 2008, policyholder benefits were 77.4% of earned premium compared to 67.98% for the same period in 2007. Catastrophe losses for the period in 2008 totaled $2,113,000 compared to only $204,000 in the second quarter of 2007.

Policy acquisition costs:

Policy acquisition costs are directly related to the production of earned premium. As a percentage of premiums earned, policy acquisition costs were 19.26% for the six months ended June 30, 2008 versus 20.48% for the same period last year. The decrease in policy acquisition costs is related to the reduction in contingent commission accrual estimates due to the decline in property and casualty underwriting profitability.

For the three month period ended June 30, 2008, policy acquisition cost was 18.9% of earned premium revenue compared to 21.3% for the same period last year. The revision in the estimate for contingent commission accruals was the primary reason for the decline in policy acquisition cost for the quarter.

General and administrative expenses:

General and administrative expenses are down moderately for the six month period at 14.66% of earned premium compared to 15.1% in 2007. The moderate decline is primarily due to a slight decline in administrative expenses in the holding company.

General and administrative expenses are unchanged for the three month period ended June 30, 2008 compared to the same period last year at 13.3% of earned premium.

Taxes, licenses and fees:

Taxes, licenses and fees totaled 2.5% of earned premium revenue for the first six months of 2008 compared to 3.6% last year. A decline in regulatory assessments was the primary reason for the decline in taxes, licenses and fees compared to the first six months of last year.

Interest Expense:

Interest expense increased $67,000 in the first six months of 2008 compared to the same period last year. Increased interest expense associated with a short term bank loan was the primary reason for the increase in interest expense for the period. The loan was paid off early in the second quarter of 2008.

Interest expense increased $48,000 for the quarter ended June 30, 2008 compared to the same period last year due to the previously mentioned short term bank loan which was repaid by the end of the second quarter.

Income taxes:

Income taxes as a percentage of pre-tax income decreased significantly in the first six months of 2008 at 13.66% compared to 24.16% for the same period last year. Due to poor underwriting results in the property and casualty subsidiary, a larger percentage of earnings was generated in the much smaller life insurance subsidiary which has a significantly lower effective tax rate.

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

Summary:

Net income from Continuing Operations totaled $746,000 for the six months ended June 30, 2008 compared to $1,664,000 for the same period last year. As covered earlier in this discussion, increased claims related expenses incurred due to a much higher frequency of storm related losses was the primary factor contributing to the decline in net income from continuing operations.

Net income was $746,000 for the six months ended June 30, 2008 or $0.30 per share compared to $2,983,000 or $1.21 per share for the same period last year. Net income from Discontinued Operations attributable to the sale of our investment in Mobile Attic in April of 2007 added $1,319,000, or $0.54 per share to last year’s earnings.

Investments:

Investments at June 30, 2008 were down $2,777,000 compared to December 31, 2007. Decline in market value of equity securities was the primary factor contributing to the decline in equity investments. A lack of positive cash flow from insurance operations also limited our ability to grow invested assets during the first half of 2008.

While we have incurred declines in market values of securities primarily in our equity portfolio and to a lesser extent in our bond portfolio, we have not incurred any material adverse consequences related to investments in our bond portfolio. Our conservative approach in the debt markets has limited our exposure to sub-prime mortgage backed securities and collateralized debt obligations which have led to significant write downs in asset values for many companies. Our bond portfolio remains composed of over 98% investment grade securities and we currently have no securities in default. We also have no securities in our portfolio which, in our judgment based on currently available information, we deem to be other than temporarily impaired.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At June 30, 2008 less than 2% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Other invested assets increased $5,400,000 compared to December 31, 2007.  The increase was due to a $2,500,000 million allocation to corporate owned life insurance (COLI) completed in February of 2008 and a $3,000,000 allocation to Alabama premium tax credits.  These investments were primarily undertaken to improve after tax returns on invested assets and in the case of the COLI to insure the lives of certain key employees of the organization to provide a life insurance benefit to the Company in the event of the death of certain key employees.

Policy receivables:

Policy receivables include amounts due from agents and amounts due from policyholders, primarily for balances booked but deferred and not yet due. Policy receivables have increased due to a change in the method of policy issuance by the Company. Historically, the Company has issued insurance policies with expiration dates that correspond to the associated quarterly, semi-annual or annual payment method, commonly referred to as a continuous policy. In 2006, the Company began the implementation of a new policy administration system. The new system issues annual policies regardless of mode of payment selected by the policyholder. Consequently, amounts are booked as receivable from the customer when the policy is issued for the entire annual policy period and the receivable is reduced as monthly, quarterly or semi-annual installments are made. The phase-in of this new system will cause an increase in policy receivables and a corresponding increase in unearned premiums. In late 2007 we began the process of implementing this new system in our largest states of Alabama and Mississippi which has led to a significant increase in policy receivables and corresponding increase in unearned premium in the first six months of 2008. Since we are well over half way through the conversion process in our two largest states, we do not expect any further material increase in policy receivables going forward.

Accounts receivable:

Accounts receivable included remaining amounts due from Mobile Attic. This receivable balance was collected in 2008.

Property and Equipment:

There has been no material change in property and equipment in the first six months of 2008 compared to December 31, 2007.

Unearned premiums:

As discussed previously under policy receivables, unearned premiums increased due to a change in our policy administration system to begin issuing annual contracts in our property and casualty subsidiaries (six months for auto) regardless of mode of payment. This change has led to an increase in policy receivables for contracts paid on other than an annual basis and is offset by a corresponding increase in unearned premium set to match the annual contract period. This change has no impact on earned premium or any other component of operating results and impacts these two balance sheet items only.

Short term debt:

Short term debt consisted of a $900,000 loan from a local bank and was paid off during the second quarter of 2008.

Long term debt:

Long term debt consists of previously issued trust preferred securities and is unchanged from December 31, 2007.

Liquidity and capital resources:

At June 30, 2008, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $45,263,000 down $3,184,000 compared to December 31, 2007. The decrease reflects net income of $746,000, a decrease in accumulated unrealized investment gains associated with available for sale securities of $2,805,000, a loss on an interest rate swap of $15,000 and dividends paid of $1,109,000.

At June 30, 2008, the Company had $12,372,000 in long term debt, unchanged since December 31, 2007.

Long term debt consists of a $9.3 million loan with a fixed interest rate until December of 2015 and a final maturity of December 15, 2035 and a $3.1 million loan with a floating interest rate and a final maturity of June 15, 2037.

The Company had $59,000 in cash and cash equivalents at June 30, 2008. Net cash used in operating activities totaled $346,000 in the first six months of 2008 primarily due to increased property and casualty claim expenses.

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

With the addition of a $15 million reinsurance layer in July of 2008, the company has reinsurance to cover a single catastrophic event in 2008 up to $57.5 million subject to a $3.5 million deductible. This catastrophe reinsurance facility was not utilized in the first six months of 2008 as none of the catastrophic events incurred exceeded our retention limit of $3.5 million per event.

Item 3. Market Risk Disclosures

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the six months ended June 30, 2008. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2007.

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

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the six month period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Note 7 to the financial statements.

Item 1A.Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the
Company’s annual report for 2008 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on May 1, 2008. The following proposals were adopted by the margins indicated:
1. The election as directors of the FIVE (5) nominees listed below to serve 3-year terms, and until heir successors are duly elected and qualified

Nominee	For
Winfield Baird	91.8%
W. L. Brunson, Jr.	91.8%
Fred Clark, Jr.	91.8%
Mickey L. Murdock	91.8%
Paul Wesch	91.8%

2.    To ratify selection of Barfield, Murphy, Shank & Smith, PC of Birmingham, Alabama as the Company’s independent auditors for 2008. There were no revocations of proxies, and votes representing 2,209,500 shares were cast in favor of the auditing firm selected.

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

31.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended June 30, 2008

Date of Report	Date Filed	Description

May 1, 2008	May 1, 2008	Press release, dated May 1, 2008, issued by The National Security Group, Inc.
May 16, 2008	May 16, 2008	Press release, dated May 16, 2008, issued by The National Security Group, Inc.

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

Dated: August 14, 2008

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

Dated: August 14, 2008

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

Dated: August 14, 2008

/s/ Brian R. McLeod
Brian R. McLeod
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1Certification of Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of the National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William L. Brunson, Jr.
Date: August 14, 2008

Name: William L. Brunson, Jr. Title: Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, the undersigned officer of The National Security Group, Inc. (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian R. McLeod
Date: August 14. 2008

Name: Brian R. McLeod, CPA Title: Chief Financial Officer