Form 10-Q
period 2008-09-30
NATIONAL SECURITY GROUP INC
filed 2008-11-14
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐&#61472;No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding November 14, 2008
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(Dollars in thousands)
	As of September 30,	As of December 31,
ASSETS	2008	2007
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2008 - $12,836;
2007 - $17,155)	$13,071	$17,310
Fixed maturities available-for-sale, at estimated fair value (cost: 2008 - $63,604;
2007- $67,388)	59,053	66,777
Equity securities available-for-sale, at estimated fair value (cost: 2008 - $6,309
2007 - $7,635)	11,380	14,991
Mortgage loans on real estate, at cost	496	492
Investment real estate, at book value (accumulated depreciation: 2008 - $18; 2007 - $18)	4,987	4,586
Policy loans	943	920
Other invested assets	7,066	2,103
Short-term investments	250	1,027

Total Investments	97,246	108,206

Cash	2,884	3,299
Accrued investment income	867	794
Policy receivables, less allowance for credit losses (2008 - $40; 2007 - $110)	14,940	8,801
Accounts receivable, less allowance for credit losses (2008 - $0; 2007- $10)	-	570
Reinsurance recoverable	5,980	917
Deferred policy acquisition costs	10,164	8,993
Property and equipment, net	2,859	2,930
Deferred income tax asset	1,122	0
Accrued income tax recoverable	3,239	-
Other assets	1,461	1,075

Total Assets	$140,762	$135,585

The Notes to Financial Statements are an integral part of these statements

	(Dollars in thousands)
	As of September 30,	As of December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007
	(unaudited)

Property and casualty benefit and loss reserves	$23,411	$11,973
Accident and health benefit and loss reserves	1,054	926
Life and annuity benefit and loss reserves	27,947	27,538
Unearned premiums	34,240	22,442
Policy and contract claims	540	608
Other policyholder funds	1,334	1,309
Short-term debt	-	900
Long-term debt	12,372	12,372
Accrued income taxes	-	1,079
Deferred income tax liability	-	1,231
Other liabilities	4,758	6,760

Total Liabilities	105,656	87,138

Contingencies	-	-

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive (loss) income	(613)	4,864
Retained earnings	28,301	36,165

Total Shareholders' Equity	35,106	48,447

Total Liabilities and Shareholders' Equity	$140,762	$135,585

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007

REVENUES
Net premiums earned	$11,707	$15,913	$42,261	$46,362
Net investment income	1,332	1,216	3,894	3,629
Net realized investment (losses) gains	(1,452)	(4)	(1,304)	529
Other Income	254	261	927	820

Total Revenues	11,841	17,386	45,778	51,340

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	15,795	8,927	37,167	28,259
Policy acquisition costs	3,437	3,091	9,323	9,326
General insurance expenses	2,099	2,222	6,578	6,821
Insurance taxes, licenses and fees	540	797	1,298	1,880
Interest expense	282	296	860	807
Total Expenses
	22,153	15,333	55,226	47,093

(Loss) Income from Continuing Operations	(10,312)	2,053	(9,448)	4,247
Before Income Tax Expense

INCOME TAX (BENEFIT) EXPENSE
Current	(3,220)	635	(2,695)	1,254
Deferred	(147)	(87)	(554)	(176)
	(3,367)	548	(3,249)	1,078

(Loss) Income From Continuing Operations	(6,945)	1,505	(6,199)	3,169
Loss from Discontinued Operations, Net of Income Tax
Expense Before Minority Interest	-	-	-	(282)
Minority Interest in Discontinued Operations	-	-	-	141
Gain from Disposal of Discontinued Operations	-	-	-	1,460
Net Income from Discontinued Operations	-	-	-	1,319

Net (Loss) Income	$(6,945)	$1,505	$(6,199)	$4,488

Basic and Diluted (Loss) Earnings Per Common Share:
(Loss) Earnings Per Share from Continuing Operations	$(2.82)	$0.61	$(2.51)	$1.28
Earnings Per share from Discontinued Operations	-	-	-	0.54
Net (Loss) Earnings Per Common Share	$(2.82)	$0.61	$(2.51)	$1.82

DIVIDENDS DECLARED PER SHARE	$0.225	$0.225	$0.675	$0.675

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

			Accumulated
			Other
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2006	$45,379	$32,345	$5,616	$2,467	$4,951

Comprehensive Income
Net income for 2007	6,040	6,040
Other comprehensive loss (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $1,014	(664)		(664)
Unrealized loss on interest rate swap	(88)		(88)

Total Comprehensive Income	5,288

Cash dividends	(2,220)	(2,220)

Balance at December 31, 2007	$48,447	$36,165	$4,864	$2,467	$4,951

Comprehensive Income
Net income nine months ended 9/30/2008	(6,199)	(6,199)
Other comprehensive loss (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $736	(5,433)		(5,433)
Unrealized loss on interest rate swap	(44)		(44)

Total Comprehensive Loss	(11,676)

Cash dividends	(1,665)	(1,665)

Balance at September 30, 2008 (Unaudited)	$35,106	$28,301	$(613)	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months
	Ended September 30,
	2008	2007

Cash Flows from Operating Activities
(Loss) Income from continuing operations	$(6,199)	$3,169
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Change in accrued investment income	(73)	(15)
Change in reinsurance receivables	(5,063)	1,003
Change in deferred policy acquisition costs	(1,171)	(834)
Change in income tax payable	(4,318)	599
Deferred income tax benefit	(554)	(176)
Depreciation expense	343	440
Change in policy liabilities and claims	11,907	(266)
Change in policy receivables	(6,139)	(3,355)
Change in unearned premium	11,798	5,066
Change in accounts receivable of discontinued operations	-	266
Change in inventory of discontinued operations	-	19
Other operating cash provided by discontinued operations	-	(101)
Other, net	(593)	(1,815)
Net cash (used in) provided by operating activities	(62)	4,000

Cash Flows from Investing Activities
Cost of investments acquired	(25,141)	(22,205)
Sale and maturity of investments	27,567	19,176
Purchase of property and equipment	(239)	(785)
Sale of property and equipment of discontinued operations		33
Net cash provided by investing activities of discontinued operations	-	2,700
Net cash provided by (used in) investing activities	2,187	(1,081)

Cash Flows from Financing Activities
Change in other policyholder funds	25	16
Proceeds from short-term debt	-	466
Proceeds from issuance of long-term debt	-	3,093
Change in notes payable	(900)	(2,171)
Dividends paid	(1,665)	(1,665)
Net cash used in financing activities	(2,540)	(261)

Net change in cash and cash equivalents	(415)	2,658

Cash and cash equivalents, beginning of period	3,299	1,106

Cash and cash equivalents, end of period	$2,884	$3,764

Significant Non-Cash Transactions
Change in accounts receivable of discontinued operations	$-	$1,781
Change in inventory of discontinued operations	-	428
Change in property and equipment of discontinued operations	-	8,844
Change in notes payable of discontinued operations	-	(9,409)
Net Significant Non-Cash Transactions	$-	$1,644

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect SFAS 163 to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company adopted the provisions of FSP No. 157-3 effective September 30, 2008.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

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

Under our catastrophe reinsurance program, we retain the first $3,500,000 in losses from each event. We maintain reinsurance in four layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	95% of $ 6,500,000 in excess of $ 3,500,000
Second Layer	95% of $ 7,500,000 in excess of $10,000,000
Third Layer	100% of $25,000,000 in excess of $17,500,000
Fourth Layer	100% of $15,000,000 in excess of $42,500,000

Total Coverage $57,500,000

Note 3 – Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending September 30, 2008 was 2,466,600 and for the period ending September 30, 2007 was 2,466,600.

Note 4 – Changes in Shareholders’ Equity

During the nine months ended September 30, 2008 and 2007, there were no changes in shareholders' equity except for net (loss)/income of ($6,199,000) and $4,488,000 respectively; dividends paid of $1,665,000 and $1,665,000 respectively; and reductions of accumulated other comprehensive income (loss), net of applicable taxes, of ($5,477,000) and $176,000, respectively. Other comprehensive income consists of unrealized loss on securities and unrealized loss on interest rate swap.

Note 5 – Income Taxes

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 effective January 1, 2007. As of the date of adoption, the company did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in the Company’s Consolidated Balance Sheet at January 1, 2007. The Company recognizes tax-related interest and penalties as a component of tax expense. The Company does not have any interest or penalties accrued for unrecognized tax benefits at September 30, 2008. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2003. The Internal Revenue Service recently completed an examination of the Company’s 2005 Federal Income Tax Return. No material adjustments were made.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Nine months ended September 30,
	2008	2007

Federal income tax rate applied to pre-tax income	$(3,212)	$1,444
Dividends received deduction and tax-exempt interest	(191)	(260)
Other, net	154	(106)

Federal income tax (benefit) expense	$(3,249)	$1,078

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

(in thousands)

	September 30,	January 1,
	2008	2008
General insurance expenses	$795	$838
Unearned premiums	2,326	1,523
Claims liabilities	370	(1,793)
Unrealized losses on securities available-for-sale	6	-
Deferred tax assets	$3,497	$568

Depreciation	$(113)	$(158)
Deferred policy acquisition costs	(2,262)	(1,899)
Unrealized gains on securities available-for-sale	-	(1,793)
Deferred tax liabilities	$(2,375)	$(3,850)

Net deferred tax asset (liability)	$1,122	$(3,282)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

The appropriate income tax effects of changes in temporary differences are as follows:

(in thousands)

	Quarter ended September 30,
	2008	2007

Deferred policy acquisition costs	$363	$213
Unearned premiums	(803)	(344)
General insurance expenses	43	(5)
Depreciation	(45)	(54)
Claim liabilities	(112)	14
	$(554)	$(176)

Note 6 – Notes Payable and Long-Term Debt

Short-term debt consisted of the following as of September 30, 2008 and December 31, 2007:

(in thousands)

	2008	2007

Revolving credit facility of subsidiary National Security Insurance Company in the amount of $900. Facility used to finance office expansion project. Interest rate of Prime minus 50 basis points (6.75% at December 31, 2007) and matured April, 2008. Unsecured.	$-	$900

Long-term debt consisted of the following as of September 30, 2008 and December 31, 2007:

	(Dollars in thousands)
	2008	2007
Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279
Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$12,372	$12,372

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

The subordinated debentures (debentures) have the same maturities and other applicable terms and features as the associated trust preferred securities (TPS). Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or any time the debentures are in default. All have stated maturities of thirty years. None of the securities require the Company to maintain minimum financial covenants. The Company has guaranteed that amounts paid to the Trusts (discussed in Note 2 to the financial statements presented in our 10-K for the year ended December 31, 2007) will be remitted to the holders of the associated TPS. This guarantee, when taken together with the obligations of the Company under the debentures, the Indentures pursuant to which the debentures were issued, and the related trust agreement (including obligations to pay related trust fees, expenses, debt and other obligations with respect to the TPS), provides a full and unconditional guarantee of amounts due the Trusts. The amount guaranteed is not expected to at any time exceed the obligations of the TPS, and no additional liability has been recorded related to the guarantee.

On September 13, 2007, The Company entered into a five year swap effective September 17, 2007 with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued on June 21, 2007. Commencing December 17, 2007, under the terms of the swap, the Company will pay interest at the three-month LIBOR rate plus 3.4% and receive interest at the fixed rate of 8.34%. A loss of $44,000 is included in other comprehensive income related to the swap agreement.

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

Note 8 – Discontinued Operations

In the first quarter of 2007, the Company classified its investment in consolidated subsidiary Mobile Attic as available for sale as it became apparent that a transfer would occur within one year and consequently reclassified the results of the operations of Mobile Attic to discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In April of 2007, the Company entered into an agreement to sell the majority of its interest in Mobile Attic. Under the terms of the agreement, the Company will retain a minority ownership interest in Mobile Attic, not to exceed 5%. The Company will no longer be involved in the operations of Mobile Attic. THE

NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Under the terms of the agreement, assets outlined below, along with other immaterial amounts were transferred to the acquirer. Also, the acquirer refinanced all outstanding debt, also disclosed below, of Mobile Attic releasing the Company from all debt guarantees. Total net cash proceeds received by the Company in conjunction with the sale totaled $2,700,000.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Fixed maturities available-for-sale	$59,053	$10,292	$48,061	$700
Short-term investments	250	-	250	-
Equity securities available-for-sale	11,380	10,381	-	999

Total Financial Assets	$70,683	$20,673	$48,311	$1,699

Financial Liabilities	-	-	-	-

Total Financial Liabilities	$-	$-	$-	$-

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008:

	For the quarter ended September 30, 2008
	Fixed Maturities Available for sale	Equity Securities Available for Sale
(In Thousands)
Nine months ended September 30, 2008
Beginning balance	$702	$999
Total gains or losses (realized and
unrealized):
Included in earnings	-	-
Included in other comprehensive income	(2)	-
Purchases, sales, issuances and settlements,
net	-	-
Transfers in/(out) of Level 3	-	-
Ending balance	$700	$999
The amount of total gains or losses for the
period included in earnings attributable to the
change in unrealized gains or losses relating
to assets and liabilities still held as of
September 30, 2008	$-	$-

For the quarter ended September 30, 2008, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

The following table presents the Company’s gross premiums written and earned for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross premiums written:
Life, accident and health operations:
Traditional life insurance	$1,346	$1,294	$4,090	$3,898
Accident and health insurance	396	412	1,142	1,165
Total life, accident and health	1,742	1,706	5,232	5,063

Property and Casuatly operations:
Dwelling fire & extended coverage	6,626	7,456	25,480	22,010
Homeowners (Including mobile homeowners)	6,382	7,923	24,755	23,345
Ocean Marine	437	531	921	1,370
Other liability	374	424	1,277	1,285
Private passenger auto liability	4	300	485	1,011
Commercial auto liability	275	154	565	526
Auto physical damage	(20)	128	149	547
Reinsurance premium ceded	(2,771)	(1,422)	(4,939)	(3,855)
Total property and casualty	11,307	15,494	48,693	46,239

Total premiums written	$13,049	$17,200	$53,925	$51,302

Gross premiums earned:
Life, accident and health operations:
Traditional life insurance	$1,374	$1,328	$4,229	$4,025
Accident and health insurance	403	413	1,148	1,166
Total life, accident and health	1,777	1,741	5,377	5,191

Property and Casuatly operations:
Dwelling fire & extended coverage	6,185	6,924	19,528	20,133
Homeowners (Including mobile homeowners)	5,526	7,247	18,794	20,184
Ocean Marine	308	406	1,033	1,287
Other liability	366	401	1,067	1,195
Private passenger auto liability	77	295	644	1,064
Commercial auto liability	275	155	565	526
Auto physical damage	(33)	171	186	651
Reinsurance premium ceded	(2,774)	(1,427)	(4,933)	(3,869)
Total property and casualty	9,930	14,172	36,884	41,171

Total premiums earned	$11,707	$15,913	$42,261	$46,362

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of September 30, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. and subsidiaries as of December 31, 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Barfield, Murphy, Shank & Smith, P.C.

Birmingham, Alabama

November 13, 2008

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of September 30, 2008, compared with December 31, 2007 and its results of operations and cash flows for the nine month period ending September 30, 2008, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Note Regarding Forward-Looking Statements” contained on Page 3included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

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

National Security Fire and Casualty Company (NSFC) is a property and casualty insurance company and is the largest of the insurance subsidiaries. NSFC operates primarily in the personal lines segment of the property and casualty insurance market. NSFC has been in operation since 1959. Insurance premium earned in NSFC accounts for over 82% of net premium revenue of the Company. NSFC is licensed and underwrites property and casualty insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee. NSFC also underwrites insurance on a non-admitted or surplus lines basis in the states of Louisiana, Missouri, and Texas.

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

National Security Insurance Company (NSIC) is a life, accident and health insurance company. NSIC is our oldest insurance company and has been underwriting insurance products since 1947. The underwriting of life insurance products in NSIC accounts for 10% of our total premium revenue and the underwriting of accident and health insurance products accounts for 3% of our total premium revenue. Due to the relatively small amount of premium revenue in each line of business produced by NSIC, all references in the remainder of this management discussion and analysis to NSIC will include the combined life, accident and health insurance operations.

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

All of our insurance companies have been assigned ratings by A.M. Best. The property and casualty group has been assigned a group rating of “B++” (Good) with a stable outlook. In addition, A.M. Best has assigned an issuer credit rating of “bbb” with a stable outlook. NSFC, the largest of the insurance subsidiaries, carries the same A.M. Best ratings as the group. Omega carries an A.M. Best rating of “B+” (Good) with a stable outlook and an issuer credit rating of “bbb-“ with a stable outlook. The life insurance subsidiary, NSIC, has been assigned a rating of “B” (Fair) with a stable outlook and an issuer credit rating of “bb” with a stable outlook. All ratings are reviewed at least annually by A.M. Best with the latest ratings effective March 24, 2008 and have remained unchanged over the past ten years.

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

The valuation of debt and equity securities are typically based on quoted market prices as of the balance sheet date. Unrealized gains and losses on investments are carried net of applicable income taxes, and are reflected in stockholders’ equity as a component of accumulated other comprehensive income and therefore, have no impact on net income. The cost basis of investment securities sold are usually determined by using the first-in, first-out methodology except that some equity securities with multiple lots may use the specific identification method. The investment committee monitors the investment portfolio and conducts quarterly reviews of investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Evaluations of potential impairment of investments involve judgment with consideration of the magnitude of the decline, the reason for the decline and the prospect for the fair value to recover in the near term. Declines primarily associated with broad market conditions or industry related events are typically considered to be temporary provided our intent is to hold the investment for a period of time sufficient to allow for recovery or maturity. When a decline in fair value of an investment below its cost is considered to be other than temporary, a charge is reflected in income for the difference between the cost or amortized cost and the estimated fair value.

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

CONSOLIDATED RESULTS OF OPERATIONS

Premium revenues:

Life, accident and health premium revenue is produced through a network of approximately 200 independent agents appointed by NSIC. Property and casualty premium revenue is underwritten by NSFC and is produced through a network of approximately 1200 independent agents. Insurance premium revenue for the period ended September 30, 2008 was down 26.4% for the quarter and 8.8% year to date with no significant change in the business mix between NSIC and NSFC. The decline in premium revenue for the year to date was driven by decline in the two largest sources of property and casualty premium revenue, dwelling fire and homeowners insurance. However, premium revenue for the quarter and consequently, the year to date as also significantly impacted by an increase in ceded premium associated with catastrophe reinsurance reinstatement premium triggered by Hurricane Gustav.

The following table sets forth premium revenue by major line of business for the nine months ended September 30, 2008 compared to the same period last year:

	Nine months ended September 30,
		% of		% of	% increase
	2008	Total	2007	Total	(decrease)
Life, accident and health operations:
Traditional life insurance	$4,229,304	10.0%	$4,024,516	8.7%	5.1%
Accident and health insurance	1,148,226	2.7%	1,165,801	2.5%	-1.5%
Total life, accident and health	5,337,530	12.6%	5,190,317	11.2%	2.8%

Property and Casualty operations:
Dwelling fire & extended coverage	19,527,709	46.3%	20,133,357	43.4%	-3.0%
Homeowners (Including mobile homeowners)		44.5%	20,184,177	43.5%	-6.9%
Ocean marine	1,032,756	2.4%	1,286,697	2.8%	-19.7%
Other liability	1,066,949	2.5%	1,194,583	2.6%	-10.7%
Private passenger auto liability	643,944	1.5%	1,064,212	2.3%	-39.5%
Commercial auto liability	564,731	1.3%	525,627	1.1%	7.4%
Auto physical damage	186,180	0.4%	651,293	1.4%	-71.4%
Reinsurance premium ceded	(4,932,848)	-11.7%	(3,868,575)	-8.3%	27.5%
Total property and casualty	36,883,652	87.4%	41,171,371	88.8%	-10.4%

Total earned premium revenue	$42,221,182	100.0%	$46,361,688	100.0%	-8.9%

Premium revenue in the life insurance subsidiary, NSIC accounts for 12.7% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products: employee agents and independent agents.  Employee agents primarily consist of home service agents that sell policies and collect premium primarily in the insured’s home.  Revenue from business in-force serviced by home service agents accounts for 35% of total NSIC premium revenue.  This has been the primary method of product distribution for NSIC since it’s founding in 1947.  Changing demographics has necessitated a need to diversify to alternative means of distribution.  In an effort to increase production of new business and penetrate markets in states outside of Alabama, NSIC began appointing independent agents in 1998.  Independent agents now account for over 87% of all new business production in NSIC.  Revenue from business in-force serviced by independent agents accounts for 56% of total NSIC premium revenue.  In addition to the two primary methods of product distribution, approximately 8% of premium revenue is generated from the servicing of discontinued books of business and inactive programs.  The most significant of these discontinued books of business is a block of policies acquired by NSIC from another carrier in 2000.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products.  As set forth in the preceding table, traditional life insurance premium revenue increased 5.1% for the nine-month period ending September 30, 2008 compared to the same period last year.  Accident and health insurance premium revenue decreased 1.5%. In total NSIC premium revenue is up 3.6% for the year to date in 2008 compared to the same period last year, driven primarily by sales of new products through the independent agent sales force.

The biggest challenge for NSIC in maintaining higher levels of premium growth remains the ability to retain in force business once it is issued, referred to in the industry as persistency.  NSIC primarily serves the lower and middle income markets with lower face value life insurance products (typically $50,000 and below) and supplemental accident and health insurance products.  While we believe our customers typically view our products as an important part of their financial plan, our products are also viewed by many lower to middle income households as discretionary in nature and are subject to being cancelled for non-payment of premium in the event of a decline in household income due to job loss or other economic factors.  NSIC typically loses as much as 40% of new business produced in a year due to non-payment of premium.  Over the past two years, our marketing department has been working to penetrate the worksite market of stable industries in our areas of distribution.  Worksite marketing typically involves the sale of products at the customer’s place of employment.  Payment of premium is typically facilitated through payroll deduction with the employer.  We believe that penetrating this market and method of product distribution will improve our persistency as it continues to develop.  Premium produced through worksite marketing currently accounts for approximately 12% of life segment premium revenue.

Premium revenue in the property/casualty insurance subsidiaries decreased 10.4% for the nine months ended September 30, 2008 compared to the same period last year.  The primary reasons for the decline relate to an overall decrease in the production of new business as well as the increase in ceded premium from the payment of reinstatement premium triggered by Hurricane Gustav. Additional factors contributing to the slowing premium revenue growth compared to prior years relates to the implementation of stricter underwriting standards and fewer new independent agent appointments.

Premium revenue in the dwelling fire line of business decreased 3.0%, or just over $605,000 in the first nine months of 2008 compared to the same period last year.  In addition, the homeowners program ended third quarter 2008 with a 6.9% year to date decline in premium revenue compared to 2007. These lines of business composed 43.4% and 43.5%, respectively of premium revenue in 2007 compared to 46.2% and 44.5%, respectively during 2008. The current economic environment along with soft market conditions are the primary factors that have contributed to the decrease on premium revenue. We have experience increased lapse rates that we primarily attribute to current economic conditions as policyholders are typically lower to middle income households and are likely to feel the pinch on household budgets more rapidly in an economic downturn.

Reinsurance premium ceded increased 27.5% in the first nine months of 2008 compared to the same period last year. The primary reason for the increase was the payment of reinstatement premiums triggered by Hurricane Gustav.

Net investment income:

Net investment income is up $116,000 for the quarter and $265,000 for the year to date in 2008 compared to the same period last year primarily due to an increase in book yields on debt securities in 2008.

Realized capital gains and losses:

Realized investment losses totaled $1,304,000 in the first nine months of 2008, down significantly from the realized investment gains of $529,000 realized in the first nine months of 2007. Realized losses were generated primarily from the recognition of other than temporary impairments totaling $1,722,000. The other than temporary impairment losses realized were partially offset by realized capital gain on equity investments of $418,000. In determining whether or not unrealized losses are other-than-temporary impairments, the Company does not use set thresholds as exclusive reliance on thresholds removes the ability of management to apply its judgment, a concept that is inherent to the analysis of impairments. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management utilizes positive and negative information on an investment by investment basis to make the determination as to whether an unrealized loss is other-than-temporary. Impairment losses recognized on bond investments totaled $805,000 and consisted of $566,000 in losses on bonds of Lehman Brothers and $239,000 in losses on Washington Mutual bonds. In addition to losses in the bond portfolio, the Company realized losses of $453,000 and $464,000 respectively on preferred stock holdings of Federal Home Loan Mortgage Corporation and Federal National Mortgage Corporation respectively. Realized gains are generated primarily from the sale of equity portfolio investments of the insurance subsidiaries. An investment committee composed of senior company management manages these investments. We will sell or decrease positions in certain investment holdings only as market conditions warrant which can lead to significant fluctuations in realized capital gains from quarter to quarter and year to year.

Other income:

Other income increased $107,000 in the first nine months compared to last year and declined $7,000 for the quarter. Other income is primarily composed of insurance related fees tied to the non-standard auto line of business. The decrease in fees is primarily attributable to the decline in non-standard auto premium production.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses (claims) have increased significantly compared to the three month and nine month periods ended September 30 of last year. For the three month period ended September 30, 2008, claims were $15,795,000, or 134.9% of premium revenue, an increase of 76.9% compared to third quarter of last year which totaled $8,927,000, or 56.1% of premium revenue. For the nine month period ended September 30, 2008, claims totaled $37,167,000 or 87.9% of premium revenue, compared to $28,259,000 last year which totaled 60.95% of premium revenue. The increase in claims is primarily attributable to third quarter hurricane losses from Hurricanes Gustav and Ike. Hurricane losses from insurance claims incurred from Hurricane Gustav and Hurricane Ike, net of reinsurance, totaled $8,940,000.

Year to date incurred losses and incurred adjustment expenses in the property and casualty companies totaled $33,600,000 compared to $24,900,000 for the same period last year. The primary reason for the significant increase was the unprecedented storm activity during the first half of 2008 combined with the losses related to both Hurricane Gustav and Hurricane Ike. Nineteen storms classified as catastrophic events by the Property Claims Service affected the property and casualty companies. These storms were characterized by significant damage from tornadoes and high wind. As of September 30, 2008, the losses from these storms totaled $18,600,000 before reinsurance. Hurricane Gustav made landfall on the Louisiana coast with winds of 110 miles per hour on September 1, 2008. Incurred losses and incurred adjustment expenses from this storm added $10,100,000 to total incurred claims through the end of third quarter 2008. Less than two weeks later, Hurricane Ike made landfall on the Texas coast as a category two storm on September 13, 2008. The impact of this storm generated incurred losses and incurred adjustment expenses totaling $3,500,000 as of September 30, 2008. While the company maintains reinsurance to mitigate the effects of catastrophic events such as Hurricanes Gustav and Ike, the Company incurs 100% of losses from each event up to a $3,500,000 retention per event under its catastrophe reinsurance agreement. Upon penetration of the first layer of coverage, beginning at losses in excess of $3,500,000 per event, the company retains 5% co-insurance on losses up to $17,500,000 before 100% reinsurance coverage begins until the maximum reinsurance payout of $57,500,000 has been paid.

Policy acquisition costs:

Policy acquisition costs for the third quarter of 2008 totaled 29% of net premium revenue earned compared to 19% last year. The increase in the ratio of acquisition cost to premium revenue was primarily caused by the increase in net reinsurance premium ceded due to the triggering of a catastrophe reinstatement premium caused by Hurricane Gustav. For the year to date in 2008, policy acquisition costs are 22% of premium revenue compared to 20% for the same period last year. Again, the year to date increase in policy acquisition costs as a percent of premium revenue is the reduction in premium revenue caused by the additional ceded premium paid to reinstate catastrophe reinsurance coverage after the occurrence of Hurricane Gustav.

General insurance expenses:

General expenses

General expenses for the third quarter totaled 18% of premium revenue compared to 14% for the same period last year.

Again, the decrease in earned premium due to an increase in reinsurance ceded due to a catastrophe reinstatement premium is the primary factor contributing to the increase in general expenses as a percent of premium revenue for the quarter. For the year to date in 2008, general expenses totaled 16% of premium revenue compared to 15% for the same period last year and the decrease in year to date earned premium due to additional catastrophe reinstatement premium was the primary factor contributing to the increase in general expenses as a percent of earned premium.

Taxes, licenses, and fees:

Insurance taxes, licenses and fees decreased $257,000 for the quarter and $582,000 for the year to date. The decrease is due to declines in premium revenue for the quarter and year to date.

Interest expense:

Interest expense for the third quarter of 2008 decreased $14,000. This decrease is primarily attributable to the repayment of a $900,000 bank credit line earlier in 2008. Interest expense is up $53,000 for the year due to a higher average balance outstanding on the credit line in the first five months of 2008 compared to 2007.

Income taxes:

The effective tax rate for the three month period ended September 30, 2008 was 32.7% compared to 26.7% for the same period last year and the effective tax rate for the nine month period ended September 30, 2008 was 34.4% compared to 25.4% for the same period last year. Significant losses sustained in the property and casualty subsidiaries have generated significant tax benefits for the quarter and year to date in 2008. Because the effective tax rate in the property and casualty subsidiaries is higher than in the life subsidiary coupled with the higher percentage of total net losses generated from property and casualty subsidiaries the effective tax rate increased in 2008 compared to 2007. Because the property and casualty companies posted profitable results in each of the prior two years, it is expected that the tax benefit of any net operating losses for 2008 will be recovered immediately through carry back provisions of the Federal Tax Code.

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

Summary:

Premium revenue for the third quarter of 2008 totaled $11,707,000 a decrease of 26% over third quarter 2007 which totaled $15,913,000. For the year to date, premium revenue totaled $42,261,000, a decrease of 8.8% compared to the year to date in 2007 of $46,362,000. The decrease in earned premium in 2008 is primarily attributable to decreases in the property and casualty subsidiaries two largest lines of business, dwelling fire and homeowners, of 3.0% and 6.9% respectively coupled with a 27.5% increase in reinsurance ceded premium caused primarily by a catastrophe reinstatement premium triggered by Hurricane Gustav in the third quarter of 2008.

Net investment income increased $116,000 in the third quarter of 2008 to $1,332,000 compared to last year and increased for the year to date in 2008 by $265,000 to $3,894,000 due to an increase in the average book yield of bond investments. Net investment income is expected to decline in the fourth quarter as invested assets have decreased due to increased cash outflows to pay hurricane claims.

The Company has a net loss from continuing operations for the third quarter of 2008 of ($6,945,000) compared to net income of $1,505,000 for the third quarter of 2007. The most significant factors affecting net income were hurricane losses and the recognition of other than temporary impairments.

For the year to date in 2008, the Company has a loss from continuing operations of ($6,199,000) compared to income of $3,169,000 in 2007. Third quarter hurricane and investment losses were the primary factors contributing to the year to date loss in 2008.

For the year to date in 2007, the Company had net income from discontinued operations of $1,319,000 primarily associated with a net of tax gain on disposal of Mobile Attic of $1,460,000. The Company sold its stake in Mobile Attic in the second quarter of 2007.

For the first nine months of 2008, the Company has a net loss of $6,199,000 compared to income of $4,488,000 for the first nine months of 2007. The most significant items contributing to the decline in net income were losses from Hurricanes Gustav and Ike discussed earlier under policyholder benefits.

Investments:

Invested assets at September 30, 2008 declined $10,960,000 compared to December 31, 2007. Approximately $2,500,000 of the decrease in invested assets is due to increased liquidity needs associated with the payment of hurricane claims. Approximately $2,300,000 of the decrease in investments was due to a decline in the value of equity investments. The remaining decrease in the value of investments totaling $6,100,000 was primarily due to declines in market value of fixed income investments. Out of the $6,100,000 total decline in value of fixed income investments, $1,700,000 in impairments were deemed other than temporary. These investments consisted of bonds of Lehman Brothers, Washington Mutual and preferred stock of Federal Home Loan Mortgage Corporation and Federal National Mortgage Corporation. The remaining decline in value of fixed income investments totaling approximately $4,400,000 consisted of declines in market values of available for sale securities. The Company has evaluated each of the remaining securities in a loss position and based on currently available information does not consider these investments to be other than temporarily impaired and expects to recover the decline in value of these investments prior to sell or maturity.

We held fixed maturities and equity securities with unrealized losses representing declines that we considered temporary at September 30, 2008 and December 31, 2007 as follows:

	September 30, 2008
	(Dollars in thousands)
	Total
		Gross	Total
	Fair	Unrealized	Securities in a
	Value	Losses	Loss Position
Fixed maturities
Corporate	$22,049	$4,423	64
Mortgage backed securities	8,255	261	31
Obligations of state and
political subdivisions	9,974	1,129	32
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2,333	23	5
Equity securities	1,896	703	12
	$44,507	$6,539	144

	December 31, 2007
	(Dollars in thousands)
	Total
		Gross	Total
	Fair	Unrealized	Securities in a
	Value	Losses	Loss Position
Fixed maturities
Corporate	$8,624	$554	27
Mortgage backed securities	13,777	365	36
Obligations of state and
political subdivisions	6,393	144	21
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	5,137	27	12
Equity securities	1,975	742	9
	$35,906	$1,832	105

In determining whether or not unrealized losses are other-than-temporary impairments, the Company does not use set thresholds as exclusive reliance on thresholds removes the ability of management to apply its judgment, a concept that is inherent to the analysis of impairments. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management utilizes positive and negative information on an investment by investment basis to make the determination as to whether an unrealized loss is other-than-temporary. Items that are considered include: the nature of the investment, the cause or causes of the impairment, the number of investment positions that are in an unrealized loss position, the severity and duration of the impairment, industry analyst reports, credit ratings, volatility of the security’s fair value, whether the securities are backed by the U.S. Government or its agencies, the Company’s intent and ability to hold the security and other factors deemed relevant by management. Management has evaluated each security in a significant unrealized loss position. Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized. As of September 30, 2008 we determined that our investments in preferred stock issued by Freddie Mac and Fannie Mae as well as debt securities issued by Lehman Brothers and Washington Mutual which were trading below cost had declined on an other than temporary basis. We included losses of $1,722,000 in net realized investment gains (losses) for these investments in the three months and nine months ended September 30, 2008.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (commonly referred to as “Junk Bonds”). At September 30, 2008 the Company has no material exposure to sub-prime mortgage loans and approximately 1.5% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default. The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not material to the Company’s financial condition.

In light of the recent financial crisis in the credit market, we have undertaken a review of our entire fixed income investment portfolio. We do own considerable amounts of mortgage related debt securities in our investment portfolio; however, we have no material exposure to the most heavily impacted segment of the credit market dealing primarily with private label sub-prime mortgage backed securities. The majority of our mortgage security related holdings (including CMO’s) were issued by the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Association (FHLMC). We have not experienced changes in market values of these securities other than those caused by factors impacting interest rate markets overall.

We also do not own any collateralized debt obligations (CDO’s) related to credit card receivables or other segments of the consumer credit market that may face pressure in the event of an economic downturn. However, we do own a $1,500,000 bond investment in consumer finance company American General, a subsidiary of AIG. This debt has incurred a significant decline in market value due to recent market turmoil and its association as a subsidiary of maligned American International Group (AIG). These securities are currently investment grade and based on presently available information, we do not expect to incur impairment charges on these securities. However, we did incur a net of tax decrease in capital of approximately $600,000 associated with mark to market declines in value of these securities. While we do own corporate bonds in our portfolio that could face additional pressure in a prolonged economic slowdown, corporate bonds currently compose less than 15% of our bond portfolio and is primarily comprised of investment grade issues with issuers having total debt to capital levels of less than 40%. The majority of our bond investment portfolio remains in government, agency and insured municipal bond investments that we believe positions us well for the long term. We also face no immediate liquidity issues that would force us to sell assets at currently distressed prices in order to meet short term liquidity needs.

Liquidity and capital resources:

At September 30, 2008, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $35,106,000 down $13,341,000 compared to December 31, 2007. Hurricane losses and realized investment losses due to impairment write downs coupled with declines in market values of fixed income and equity securities were the primary factors contributing to the decline in the Company’s total equity capital. Capital position was impacted by a decline in market value of the Company’s investment portfolio of approximately 5% which led to a decline in accumulated unrealized capital gains of $5,433,000. Also affecting the Company’s capital position were an unrealized loss on interest rate swap of $44,000 and dividends paid of $1,665,000. While the decline in the Company’s capital position due to these unprecedented events of the last quarter have been significant, the Company remains well capitalized at levels that are sufficient to support current business plans.

The Company has $12,372,000 in debt outstanding consisting long term debt from the proceeds of two separate trust preferred securities issuances, the latest of which totaled $3,000,000 and was completed in June of 2007. The Company currently does not anticipate any new borrowings.

The Company had $3,134,000 in cash and short term investments at September 30, 2008. Net cash used by operating activities totaled $62,000 for the nine months ended September 30, 2008 and was primarily generated by operations of the property and casualty insurance subsidiaries. Liquidity needs will increase early in the fourth quarter as the large majority of claim payments associated with Hurricanes Gustav and Ike will be paid. However, the Company is well positioned to manage current liquidity needs and does not expect to have to sell significant amounts of investments at current distressed prices in order to pay claims.

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

The Company’s business is concentrated primarily in the Southeastern United States. Accordingly, unusually severe storms or other disasters in the Southeastern United States might have a more significant effect on the Company than on a more geographically diversified insurance company. However, the Company maintains a catastrophe reinsurance program to limit the effect of such catastrophic events on the Company’s financial condition. The Company deductible under the terms of the reinsurance contract totals $3,500,000 however; the Company maintains cash and short term investments in sufficient amounts to cover the deductible payment in the event of a catastrophic event.

Discussion of dividend policy:

In a press release issued in October of 2008, The National Security Group, Inc. informed shareholders of a revision in the Company’s dividend policy. The material content of this press release follows:

The Company has a 30-year history of providing a steady return on investment through the payment of dividends to shareholders. These dividends have contributed significantly to total shareholder return and have provided a steady, predictable income stream that is important to a large portion of our shareholder base.

Three significant events have occurred in 2008 that have forced us to revise our dividend policy. First, we have encountered an unusually high frequency of catastrophe related losses. In the first half of 2008 we incurred over $2,900,000 (net of tax) in tornado and windstorm-related losses. In September of 2008 we incurred significant losses from Hurricanes Gustav and Ike, primarily in Louisiana and Texas. Losses from these two storms will cost in excess of $5,900,000 net of reinsurance. The unprecedented frequency of storm activity will significantly reduce our 2008 earnings and capital position. While we remain adequately capitalized, we must focus on restoring capital levels in order to focus on long term growth and maximization of shareholder value.

Second, the recent adverse developments in the financial markets have affected our investments. We will incur charges to third quarter earnings of $1,200,000 (net of tax) for other than temporary impairments to investments we hold in our portfolio. We will also incur reductions to our capital due to mark to market accounting rules that will adversely affect many of our corporate bond holdings and equity investments. We expect to ultimately recover substantially all of the reductions not related to other than temporary impairments, but will incur near term reductions in our capital position that must be addressed now.

Third, due to the unprecedented events that have unfolded in the global financial markets over the last few months we believe the ability to raise new capital in the financial sector, especially for smaller public companies, is going to be severely restricted. Further, if capital becomes available, we believe it will be more expensive. Therefore, we believe it prudent to adopt a more conservative dividend payout policy in order to rebuild the balance sheet strength of the Company. We are confident this will ultimately maximize long-term shareholder value.

As a consequence of these events, we are undertaking a comprehensive plan to restore and grow capital to help us take advantage of the opportunities that lie ahead. As part of this plan the Board of Directors has adopted a new dividend policy effective for 2009 under which our anticipated quarterly dividend payouts will be reduced from $0.225 per share to $0.15 per share. The Board will work with management each year to determine if our financial position will allow for any enhanced dividends to be paid, based upon the operating results of the Company and our anticipated near term capital needs. We believe these changes are in the best long term interests of the Company and our shareholders, and strike a compromise between maintaining a return to shareholders and ensuring a solid capital position for the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. The Company has incurred material losses in its investment portfolio in the first nine months of 2008 due to interest rate changes, defaults on certain securities and changes in value of equity investments. These changes are discussed in detail under Item 2 of this Form 10-Q. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2007.

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

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine month period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

b. Reports on Form 8-K during the quarter ended September 30, 2008

Date of Report	Date Filed	Description

September 8, 2008	September 8, 2008	Press release, dated September 8, 2008, issued by The National Security Group, Inc.
August 14, 2008	August 18, 2008	Press release, dated August 14, 2008, issued by The National Security Group, Inc.
August 14, 2008	August 15, 2008	Press release, dated August 14, 2008, issued by The National Security Group, Inc.
July 21, 2008	July 21, 2008	Press release, dated July 21, 2008, issued by The National Security Group, Inc.

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

Dated: November 13, 2008