Form 10-K
period 2008-12-31
NATIONAL SECURITY GROUP INC
filed 2009-03-31
CIK 865058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  ☒          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to_________

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

 Common Stock, par value $1.00 per share          The NASDAQ Global Market (EXCHANGE)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filler,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐  Accelerated filer  ☐   Non-accelerated filer  ☐    Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $15,850,514

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 27, 2009
Common Stock, $1.00 par value	2,466,600 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.

Definitive proxy statement for the 2009 Annual Meeting of Stockholders to be held May 15, 2009 is incorporated by reference into Part III of this report. The proxy statement will be filed no later than 120 days from December 31, 2008.

2.	Current Report on Form 8-K for event occurring on February 27th, 2009 is incorporated into Part IV of this report.
3.	Current Reports on Form 8-K for events occurring on December 18, 2008 is incorporated into Parts II and IV of this report.
4.	Current Reports on Form 8-K for events occurring on October 21, 2008 is incorporated into Parts II and IV of this report.

PART I

Item 1. Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company, NSG, we, us, our), an insurance holding company, was incorporated in Delaware on March 20, 1990. Our common stock is traded on the NASDAQ Global Market under the symbol NSEC.

Pursuant to regulations of the United States Securities and Exchange Commission (SEC), we are considered a “Smaller Reporting Company” as defined by SEC rules that became effective in the first quarter of 2008. We have elected to utilize an “a le carte” scaled disclosure which permits smaller reporting companies to elect to comply with scaled financial and non-financial disclosure requirements on an item by item basis. The most significant reporting difference permitted under the scaled disclosures which we have utilized is to include two years of audited financial statements.

The Company, through its three wholly owned subsidiaries, operates in two industry segments; property and casualty insurance and life insurance.

The property and casualty subsidiaries of the Company, National Security Fire and Casualty (NSFC), and Omega One Insurance Company (Omega), primarily write personal lines coverage including dwelling fire and windstorm, homeowners, mobile homeowners, and personal non-standard automobile lines of insurance in eleven states. Property-casualty insurance is the most significant industry segment accounting for 88% of total premium revenues.

The Company’s life insurance subsidiary, National Security Insurance Company, offers a basic line of life and health and accident insurance products in six states.

The majority of our assets and investments are held in the operating insurance companies.

The Company’s website address is: www.nationalsecuritygroup.com. The “Investors” section of our website (http://www.nationalsecuritygroup.com/public/Investors/Investors.aspx) provides numerous resources for investors seeking additional information about us. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K are made available on our website soon after filing with the SEC. Additionally, stock trades by insiders as filed on Forms 3, 4, and 5 are posted to the website after filing with the SEC. The website also provides information regarding corporate governance, stock quotes and press releases. Investors are encouraged to visit our website for additional information about the Company.

Cautionary Statement Regarding Forward-Looking Statements

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

▪

The insurance industry is highly competitive and the Company encounters significant competition in all lines of business from other insurance companies. Many of the competing companies have more abundant financial resources than the Company.

▪	Insurance is a highly regulated industry. It is possible that legislation may be enacted which would have an adverse effect on the Company’s business.

▪

The Company is subject to regulation by state governments for each of the states in which it conducts business. The Company cannot predict the subject of any future regulatory initiative(s) or its (their) impact on the Company’s business.

▪

The Company is rated by various insurance rating agencies. If a rating is downgraded from its current level by one of these agencies, sales of the Company’s products and stock could be adversely impacted.

▪	The Company’s financial results are adversely affected by increases in policy claims received by the Company. While a manageable risk, this fluctuation is often unpredictable.

▪

The Company’s investments are subject to a variety of risks. Investments are subject to defaults and changes in market value. Market value can be affected by changes in interest rates, market performance and the economy.

▪

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

▪

The Company mitigates risk associated with property and casualty policies through implementing effective underwriting and reinsurance strategies. The Company obtains reinsurance which increases underwriting capacity and limits the risk associated with policy claims. The Company is subject to credit risk with regard to reinsurers as reinsurance does not alleviate the Company’s liability to its insured’s for the ceded risks. The Company utilizes a third party to develop a reinsurance treaty with reinsurers who are reliable and financially stable. However, there is no guarantee that booked reinsurance recoverable will actually be recovered. A reinsurer’s insolvency or inability to make payments due could have a material adverse impact on the financial condition of the Company.

▪

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

Industry Segment and Geographical Area Information

Property and Casualty Insurance Segment

The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. This segment will be referred to throughout this report as NSFC, property-casualty segment or P&C segment. NSFC is licensed to write insurance in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia, and operates on a surplus lines basis in the states of Louisiana, Missouri, and Texas. Omega is licensed to write insurance in Alabama and Louisiana. The following table indicates allocation percentages of direct written premium by state for the two years ended December 31, 2008 and 2007:

State	Percent of direct written premium
	2008	2007
Alabama	36.39%	32.87%
Arkansas	9.62%	8.23%
Georgia	5.28%	7.08%
Louisiana	11.42%	10.74%
Mississippi	19.22%	15.73%
South Carolina	8.16%	10.16%
Florida	0.21%	0.20%
Missouri	1.23%	1.07%
Oklahoma	3.11%	5.44%
Tennessee	3.71%	6.80%
Texas	1.65%	1.68%
	100.00%	100.00%

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

The following table sets forth the premiums earned and pre-tax income during the periods reported for the property and casualty insurance segment:

	Year Ended December 31
	(Amounts In Thousands)
	2008	2007
Net premiums earned:
Fire, Allied lines and Homeowners	$46,741	$49,460
Automobile	1,633	4,504
Other	934	1,255
	$49,308	$55,219

(Loss) Income before taxes	$(5,649)	$8,594

Property and Casualty Loss Reserves

Our property and casualty insurance subsidiaries are required to maintain reserves to cover their ultimate liability for losses and adjustment expenses. Our staff periodically conducts reviews throughout the year of projected loss development information in order to adjust estimates. The liability for loss and adjustment expense reserves consists of an estimated liability for the ultimate settlement of claims that have been reported as well as an estimate of loss and adjustment expenses for incurred claims that have not yet been reported (IBNR). IBNR estimates are based primarily on historical development patterns using quantitative data generated from statistical information and qualitative analysis of legal developments, economic conditions and development caused by events deemed to be infrequent in occurrence. The reserves are based on an estimate made by management. Management estimates are based on an analysis of historical paid and incurred loss development patterns for the previous ten loss years. Prior year period-to-period loss development factors are applied to latest reported loss reserve estimates in order to estimate the ultimate incurred losses for each given loss year. The amount of loss reserves estimated in excess of current reported case losses are recorded as IBNR reserves.

In addition to loss and loss adjustment expense reserves for specific claims, both reported and unreported, we establish reserves for loss adjustment expenses that are not attributable to specific claims. These reserves consist of estimates for Defense and Cost Containment (DCC) and Adjusting and Other Expenses (AO). These reserves are established for the estimated expenses of internal claims staff and the cost of outside experts, such as attorneys representing our interest, in the final settlement of incurred claims that are still in process of settlement. We conduct annual and interim reviews over the course of each year in order to insure that no significant changes have occurred in our loss development that might adversely impact our loss reserving methodology.

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

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2008 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate. Due to the short tail nature of the property and casualty subsidiaries’ claim liabilities, the Company does not discount loss reserves for the time value of money. Dollar amounts are in thousands.

		1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Gross unpaid losses per
Consolidated Balance Sheet		$21,528	$18,463	$15,409	$11,489	$11,513	$11,343	$13,094	$19,511	$12,498	$11,973	$14,436
Ceded reserves		(5,889)	(3,899)	(3,092)	(2,396)	(1,555)	(1,232)	(2,611)	(8,560)	(1,783)	(555)	(2,421)
Net unpaid losses		$15,639	$14,564	$12,317	$9,093	$9,958	$10,111	$10,483	$10,951	$10,715	$11,418	$12,015

Cumulative net payments:	1 year later	$5,997	$4,423	$3,907	$3,362	$4,342	$5,567	$5,584	$7,384	$6,438	4,797
	2 years later	8,079	5,758	5,643	4,416	5,520	6,765	7,006	9,063	8,103
	3 years later	8,997	7,266	6,359	5,076	5,865	7,038	7,521	10,198
	4 years later	10,371	7,744	6,737	5,221	5,945	7,274	7,811
	5 years later	10,557	8,039	6,837	5,106	6,136	7,351
	6 years later	10,779	8,139	6,731	5,164	6,167
	7 years later	10,874	8,028	6,773	5,180
	8 years later	10,763	8,067	6,789
	9 years later	10,804	8,088
	10 years later	10,826

Net Liability re-estimated:	1 year later	$14,637	$11,067	$8,847	$6,805	$7,334	$9,186	$9,042	$11,844	$11,817	$9,046
	2 years later	12,067	9,261	7,863	6,017	7,165	8,607	9,118	11,827	11,061
	3 years later	11,350	8,931	7,460	5,856	6,906	8,098	8,669	12,161
	4 years later	11,496	8,556	7,236	5,699	6,509	7,863	8,404
	5 years later	11,121	8,422	7,240	5,436	6,499	7,629
	6 years later	11,087	8,519	6,995	5,413	6,313
	7 years later	11,202	8,264	6,961	5,297
	8 years later	10,968	8,245	6,897
	9 years later	10,972	8,193
	10 years later	10,921

Net cumulative redundancy (deficiancy)		$4,718	$6,371	$5,420	$3,796	$3,645	$2,482	$2,079	$(1,210)	$(346)	$2,372

Our reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

For the Years Ended December 31,
	2008		2007
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
	*Loss and LAE reserves are in thousands
↓10.0%	$ 12,992	↑2.75%	$ 10,776	↑1.63%
↓ 7.5%	13,353	↑2.06%	11,075	↑1.22%
↓ 5.0%	13,714	↑1.38%	11,374	↑0.82%
↓ 2.5%	14,075	↑0.68%	11,674	↑0.41%
Reported	14,436	-	11,973	-
↑ 2.5%	14,796	↓ 0.69%	12,272	↓ 0.41%
↑ 5.0%	15,157	↓ 1.37%	12,572	↓ 0.82%
↑ 7.5%	15,519	↓ 2.06%	12,871	↓ 1.22%
↑10.0%	15,879	↓ 2.75%	13,170	↓ 1.63%

While our reserve estimates have had more significant variability in the past, we believe that the scenarios presented above are most reasonably likely as our methodology has become more seasoned and we have maintained continuity of staff involved in the reserving process.

Life Insurance Segment

National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947, conducts the Company’s life insurance business. This segment will be referred to throughout this report as NSIC, Life Company, or Life segment. NSIC is licensed to write insurance in six states: Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas. The following table indicates NSIC’s percentage of direct premiums collected by state for the two years ended December 31, 2008 and 2007:

State	Percentage of Total Direct Premiums
	2008	2007
Alabama	57.25%	56.95%
Georgia	21.79%	22.08%
Mississippi	10.13%	10.04%
South Carolina	6.21%	6.28%
Florida	1.90%	1.96%
Texas	2.72%	2.69%
	100.00%	100.00%

NSIC has two primary methods of distribution of insurance products, home service (career) agents and independent agents. The home service distribution method of life insurance products accounts for 35.3% of total premium revenues in the life insurance segment.   Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent. The home service distribution method has been the Company’s primary method of distribution since the founding of NSIC in 1947. However, over the past eight years, the Company has placed its primary emphasis for future growth on alternative methods of distribution. The Company employed 10 career agents and one regional manager at December 31, 2008.  The independent agent distribution method accounts for 56.2% of total premium revenue in the life insurance segment.  Since NSIC began marketing life, accident and health products through independent agents in 1999 this distribution channel has become the Company’s fastest growing and primary method of distribution.  Approximately 725 agents of the Company’s independent agents produced new business during 2008.  The remaining 8.5% of premium revenue consists of the following:  a book of premium acquired from a state guaranty association in 2000 (1.7%), premium generated through direct sales of school accident insurance (.9%), and other miscellaneous business serviced directly through the home office (5.9%).

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

The following table displays a schedule of 2008 life segment premium produced by product and distribution method (dollars in thousands):

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$111	$-	$85
Ordinary	2,054	2,967	77
Group Life	-	14	80
A&H Group	-	-	84
A&H Other	358	1,037	89
Total Premium by Distribution Method	$2,523	$4,018	$415

The following table sets forth certain information with respect to the development of the Life Company’s business:

	Year Ended December 31
	(Amounts In Thousands)
	2008	2007
Life insurance in force at end of period:
Ordinary-whole Life	$167,000	$174,800
Term Life	25,000	26,000
Industrial life	22,200	28,800
Other	-	-
	$214,200	$229,600

Life insurance issued:
Ordinary-whole life	$40,000	$36,700
Term Life	4,300	9,400
Industrial	-	-
Other	-	-
	$44,300	$46,100

Net premiums earned:
Life insurance	$5,389	$5,495
Accident and health insurance	1,567	1,536
	$6,956	$7,031

Life Insurance Segment Reserves

We engage Wakely Actuarial Services of Clearwater, Florida as consulting actuary to calculate our reserves for traditional life insurance products. The methodology used requires that the present value of future benefits to be paid under life insurance policies less the present value of future net premiums be calculated. The calculation uses assumptions including estimates of any adverse deviation, investment yields and changes in investment yields, mortality, maintenance expenses and any non-forfeiture options or termination benefits. The assumptions determine the level and sufficiency of reserves and reserves are calculated and reviewed by our consulting actuary at the end of each quarter. The independent consulting actuary also reviews our estimates for other insurance products including claims reserves under accident and health contracts. Management believes that the reserve amounts reflected in the accompanying financial statements are adequate.

Investments

A significant percentage of the total income for the Company is tied to the performance of its investments. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company. Our investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities. At December 31, 2008, investments comprise 72% of total assets and investment income (including realized gains) comprises 6% of total revenues evidencing the significant impact investments can have on financial results. Because the Company’s insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The Company’s investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

Marketing and Distribution

As mentioned earlier in this report, NSIC products are marketed through a field force of agents and career agents who are employees of the Life Company and through a network of independent agents. The Company’s use of independent agents is expected to be more cost effective in the long term and has become the fastest growing method of distribution. In an effort to boost productivity and better educate agents on the products and services of NSIC, the Life Company marketing team travels extensively throughout our service areas holding training sessions for agents. We also offer our best agents the opportunity to attend annual retreats to network with the home office staff that help serve them and our policyholders. In addition, the retreat provides agents with additional knowledge of the products we offer, and serves as a forum for feedback on how we can better serve our agency force and policyholders.

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

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by NSIC in 2008 averaged approximately 7% of premiums. Commissions paid by NSFC in 2008 averaged approximately 16% of premiums. During 2008, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2008, NSIC employed 10 career agents and one regional manager. NSIC also had approximately 450 independent agents actively producing new business.

At December 31, 2008, NSFC had contracts with approximately 1,300 independent agencies in eleven states.

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

NSFC and Omega’s primary insurance products are dwelling fire, homeowners, including mobile homeowners, and private passenger auto coverage. Dwelling fire and homeowners, collectively referred to as the dwelling property line of business, is the largest segment of property and casualty operations composing 95% of total property and casualty premium revenue. We focus on providing niche insurance products within the markets we serve. We are in the top twenty dwelling property insurance carriers in our two largest states, Alabama and Mississippi. However, due to the large concentration of business among the top five carriers our total combined market share in these two states is less than 2%.

We have actively sought competitive advantages over the last six years in the area of technological advancement. We have replaced our primary policy administration systems in both our property and casualty and life insurance subsidiaries. We replaced our legacy policy administration system in our life subsidiary in 2002. In late 2006 and throughout 2007 we began the process in transitioning to a new policy administration system in our property and casualty subsidiary. In 2008 we began development of a new property and casualty claims administration system.

The new property and casualty administration system is an internally developed end-to-end system that we believe will significantly enhance our ability to compete with larger carriers in the market we serve. The system features a web based portal that allows our independent agents to rate, quote and issue policies directly in their office. The new system streamlines the underwriting process with automation of many previous manual processes and greatly enhances our agents’ ability to provide excellent service to their clients. The system also enhances the efficiency of our underwriting process allowing for a more thorough evaluation of risks.

Our new property and casualty claims administration system is expected to be launched in early 2010.

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

Our insurance subsidiaries are subject to various statutory restrictions and limitations relating to the payment of dividends or distributions to stockholders. The restrictions are generally based on certain levels of surplus, net income or operating income as determined by statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends made within the preceding 12 months that do not exceed the greater of (1) 10% of statutory surplus as of the end of the preceding year or (2) for property and casualty insurers, statutory net income for the preceding year or for life companies, statutory net gain from operations for the preceding year. Dividends in excess of the restricted amounts are payable only after obtaining regulatory approval. Future dividends from the insurance subsidiaries may be limited by business or regulatory considerations. The Group relies on the ability of the insurance subsidiaries to pay dividends to fund quarterly stockholder dividends and for payment of most operating expenses of the group, including interest and principal payments on debt. We are not currently under any regulatory dividend limitations that may limit our liquidity in the Group. Further discussion of dividend payment capacity of subsidiaries can be found in Note 13 of the Consolidated Financial Statements included herein.

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer’s assets, including investments and an insurer’s liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company’s total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2008, each subsidiary significantly exceeds any levels that would require regulatory actions.

A.M. Best Rating

A.M. Best Company is a leading provider of insurance company financial strength ratings and insurance company issuer credit ratings. Best’s financial strength ratings and issuer credit ratings provide an independent opinion based on comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. The property and casualty companies currently carry an A.M. Best group financial strength rating of B++ (Good) with a stable outlook. This rating has remained the same for the past eleven years. The property and casualty group maintains an issuer credit rating of “bbb” with a stable outlook. National Security Insurance Company maintains a company specific financial strength rating of B (Fair) with a stable outlook and an issuer credit rating of “bb” with a stable outlook. For the latest ratings, access www.ambest.com.

Employees

 The Company itself has no management or operational employees. Instead all human resource activities are within subsidiary National Security Insurance Company. NSIC employed 164 staff members as of December 31, 2008. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with The National Security Insurance Company whereby the Company and the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. The Company, through NSIC, is represented by 10 employee agents in Alabama. The Company’s property and casualty subsidiaries had over 1,300 independent agents producing business at December 31, 2008. We consider our employee relations to be good.

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

Item 1A. Risk Factors

As a “Smaller Reporting Company” we are not required to provide any disclosure under Item 1A. In providing these risk factors, we do not represent, and no inference should be drawn, that the disclosures so provided comply with all requirements of Item 1A if we were subject to them. Risk factors are events and uncertainties over which the Company has limited or no control and which can have a material adverse impact on our financial condition or results of operations. We are subject to a variety of risk factors. The following information sets forth our evaluation of the risk factors we deem to be most material. We work to actively manage these risks, but the reader should be cautioned that we are only able to mitigate the impact of most risk factors, not eliminate the risk. Also, there may be other risks which we do not presently deem material that may become material in the future.

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

 Reinsurance arrangements also decrease premiums retained by the issuing company since that company pays the reinsuring company a portion of total premiums based upon the amount of liability reinsured. NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured. NSFC and Omega generally reinsure with third parties any liability in excess of $225,000 on any single policy. In addition, the property and casualty subsidiaries have catastrophe excess reinsurance, which provided protection in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane. In 2008, the property and casualty subsidiaries had catastrophe protection up to a $57.5 million loss. Under the property and casualty subsidiaries reinsurance arrangement in force during 2008, the Company retained the first $3.5 million of insured losses from any single catastrophic event. The next $17.5 million in insured losses from any single event was 95% reinsured with the Company’s net retention being 5%. The third layer of reinsurance protection provided coverage for 100% of insured losses exceeding $17.5 million and up to $42.5 million. In July of 2008, the Company added an additional layer of coverage to the reinsurance program. The fourth layer of reinsurance protection provided coverage for 100% of insured losses in excess of $42.5 million up to $57.5 million. The amount of catastrophe reinsurance protection purchased by the Company was based on computer modeling of actual Company exposure. The Company generally seeks catastrophe protection for scenarios based on the computer modeling that mitigates losses up to a near term 1 in 100 year event, further described as an amount at which the probability of not exceeding is not less than 99%. NSFC and Omega had a provision for one reinstatement (coverage for two catastrophic events) during 2008.

Our inability to procure reinsurance, primarily catastrophe reinsurance, could adversely impact our ability to maintain our level of premium revenue. The increased frequency of catastrophic events also increases our cost of reinsurance pressuring the profit margins of our insurance products.

Risk of loss from catastrophic events and geographic concentration

As described above, we maintain catastrophe reinsurance in amounts that provides protection to the Company’s financial condition in all but the most remote likelihood of occurrences. Our most critical catastrophe risk is from hurricanes due to our proximity to the Atlantic Ocean and the Gulf of Mexico. Our results of operations are very likely to be materially impacted in the event of the landfall of a major hurricane striking the Northern Gulf Coast or Southern Atlantic Coast in Georgia or South Carolina where we maintain significant concentrations of business. We are also exposed to the risk of significant tornado activity in many of the states in which we operate. Our most significant catastrophic event risk is the risk of a loss in excess of the Company’s upper catastrophe limit which could adversely impact the Company’s financial condition if such an event occurs. We are also subject to assessments from windstorm underwriting pools in various states. These risks are often difficult to measure and in the event of a major catastrophe, could exceed the upper limits of our available reinsurance protection. As experienced in 2008, we also face risk from a high frequency of catastrophe events. While these events may not reach the lower limits of our catastrophe reinsurance protection, a large number of smaller events can materially impact our results of operations.

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2008, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $29.3million. We believe that such reserves for future policy benefits are adequate to provide for future policy benefits.

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

The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2008, the property and casualty subsidiaries had reserves for unpaid claims of approximately $14.4 million before subtracting unpaid claims, due from reinsurers of $2.4 million leaving net unpaid claims of $12 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2008 or 2007. The Company believes such reserves are adequate to provide for settlement of claims.

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

Most states have enacted legislation or adopted administrative rules and regulations covering such matters as the acquisition of control of insurance companies, transactions between insurance companies and the persons controlling them. The National Association of Insurance Commissioners has recommended model legislation on these subjects and all states where the Company’s subsidiaries transact business have adopted, with some modifications, that model legislation. Among the matters regulated by such statutes are the payments of dividends. These regulations have a direct impact on the Company since its cash flow is substantially derived from dividends from its subsidiaries. However, the Company has not had nor does it foresee a problem obtaining the necessary funds to operate because of the regulation. Statutory limitations of dividend payments by subsidiaries are disclosed in Note 13 to the accompanying Consolidated Financial Statements.

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

Because of the increased costs associated with a home service company, premium rates are generally higher than ordinary products; as a result competition from these ordinary insurers must be met through service. Initial costs of distribution through independent agents are generally more than through home service distribution methods, but lower commissions are paid in years subsequent to the first year of the policy so costs decline rapidly as policies renew after the first year. The primary factor in controlling cost under the independent agent distribution method is maintaining a high persistency rate. The persistency rate is the rate at which new business is maintained in renewal periods subsequent to the first year. If a high persistency rate can be maintained, the overall costs of distribution are lowered due to lower commission rate payments on policies in force subsequent to the first year.

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

Impact of economic and credit market conditions on our investments

Our investment portfolio is exposed to economic and financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. Events that have unfolded in the current economic crisis have had a material impact on the valuations of our investments. Recent economic and credit market conditions have adversely affected the ability of some issuers of investment securities to repay their obligations and have affected and may further affect the values of investment securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.

Dependence of the Company on Dividends from Insurance Subsidiaries

The Company is an insurance holding company with no significant operations. The primary asset of the Company is its stock in the insurance subsidiaries. The Company relies on dividends from the insurance subsidiaries in order to pay operating expenses and to provide liquidity for the payment of dividends to shareholders. The ability of the insurance subsidiaries to pay dividends is subject to regulatory restrictions discussed in detail in note 13 of the consolidated financial statements included herein. Should the insurance subsidiaries become subject to restrictions imposed by insurance regulations regarding the payment of dividends, the ability of the Company to pay expenses, meet debt service requirements and pay cash dividends to shareholders could be adversely impacted. Additionally, should business conditions in the current economic environment persist, we could be forced to further limit or suspend dividend payments in order to protect our capital position.

Low common stock trading volume and liquidity limitations

We are a small public company with a large percentage of common stock outstanding owned by founding family members, employees, officers and directors. Consequently, our average daily trading volume is very low with no shares traded on some days and only a few hundred shares trading in a typical day. This low trading volume can lead to significant volatility in our share price and limit a shareholders ability to dispose of large quantities of stock in a short period of time.

Debt covenants

Should we become unable to remain current on interest payments on our long term debt, under our debt covenants we would be forced to suspend the payment of dividends to stockholders until interest payments are again current.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal executive offices, owned by NSIC, are located at 661 East Davis Street, Elba, Alabama. The executive offices are shared by the insurance subsidiaries. The building was constructed in 1977 with an addition added in 2008. The Company expansion and renovation project completed in early 2008, added an additional 4,684 square feet and renovated 3,017 square feet of the existing structure. The executive offices total approximately 30,700 square feet. The Company believes this space to be adequate for its immediate needs.

The Company’s subsidiaries own certain real estate investment properties. We own approximately 2,750 acres of undeveloped timberland in Pike, Coffee and Covington counties in Alabama. The only depreciable improvements on this land include a small pavilion with current accumulated depreciation of $18,000. The timber is accounted for as a natural resource and depleted in accordance with SFAS 19, which identifies total costs as including acquisition costs, exploration costs, development costs, production costs and support equipment and facilities cost.  We include in total costs timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth.  We allocate total cost of the timberland over periods benefited by means of depletion.

We also own approximately 101 acres of undeveloped commercial real estate in Greenville, Alabama. We sell undeveloped lots from this development and the development has no depreciable improvements.

Capitalized along with the cost of the timberland and the Greenville property are site preparation costs, including clearing, filling and leveling of land. There are no improvements such as paving, parking lots or fencing that would be recorded as land improvements and depreciated over the appropriate useful life.

Item 3. Legal Proceedings

The Company and its subsidiaries are named as parties to litigation related to the conduct of their insurance operations. Further information regarding details of pending suits can be found in Note 16 to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Company is traded in the NASDAQ Global Market. Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ). The trade symbol is NSEC.

The following table sets forth the high and low sales prices per share, as reported by NASDAQ during the period indicated:

	Stock Closing Prices
	High	Low
2008
First Quarter	$17.74	$15.25
Second Quarter	16.76	14.77
Third Quarter	16.73	13.67
Fourth Quarter	13.79	5.16

2007
First Quarter	$18.25	$16.75
Second Quarter	19.87	17.31
Third Quarter	19.00	15.76
Fourth Quarter	18.72	16.68

Shareholders

The number of shareholders of the Company’s common stock was approximately 1,400 and the Company had 2,466,600 shares of common stock outstanding on January 31, 2009.

Dividends

The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

Dividends
Per Share
2008
First Quarter	0.225
Second Quarter	0.225
Third Quarter	0.225
Fourth Quarter	0.225

2007
First Quarter	0.225
Second Quarter	0.225
Third Quarter	0.225
Fourth Quarter	0.225

Discussion regarding dividend restrictions may be found on page 35 of the Managements’ Discussion and Analysis as well as in Note 13 of the consolidated financial statements.

The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions. Total shareholder dividends paid in 2008 totaled $2,220,000. Dividends from the insurance subsidiaries are subject to approval of the regulator in the state of domicile, the Alabama Department of Insurance.

There is a present expectation that dividends will continue to be paid in the future but future dividends are dependent on future earnings, the Company’s financial condition and other factors evaluated periodically by management and the Board of Directors.

The Company announced a revision to its dividend policy including an anticipated reduction in future quarterly dividends beginning in the first quarter of 2009. Additional discussion regarding the revision can be found on Form 8-K filed October 21, 2008 and is incorporated herein by reference.

Item 6. Selected Financial Data

Five-Year Financial Information:

(Amounts in thousands, except per share)

Operating results	2008	2007	2006	2005	2004

Net premiums earned	$56,264	$62,250	$58,874	$53,563	$52,985
Net investment income	4,911	4,749	4,463	3,964	4,230
Net realized investment (losses) gains	(1,049)	1,493	2,565	3,493	2,162
Other income	1,107	1,071	1,211	1,416	1,312
Total revenues	$61,233	$69,563	$67,113	$62,436	$60,689

Net Income	$(5,204)	$6,040	$4,250	$1,558	$3,113
Net income per share	$(2.11)	$2.45	$1.72	$0.63	$1.26

Other Selected Financial Data	2008	2007	2006	2005	2004

Total shareholders' equity	$34,648	$48,447	$45,379	$43,556	$46,676
Book value per share	$14.04	$19.64	$18.39	$17.66	$18.92
Dividends per share	$0.900	$0.900	$0.885	$0.865	$0.845
Net change in unrealized
capital gains (net of tax)	$(6,147)	$(664)	$(244)	$(2,544)	$(225)
Total assets	$124,890	$135,585	$134,911	$139,226	$128,631

Quarterly Information:

	Premiums	Investment & Other Income	Realized Investment Gains (Losses)	Benefits	Net Income (Loss)	Net Income (Loss) Per Share
2008
1st QTR	$16,586	$1,642	$66	$10,560	$782	$0.32
2nd QTR	13,968	1,593	82	10,812	(36)	(0.01)
3rd QTR	11,707	1,586	(1,452)	15,795	(6,945)	(2.82)
4th QTR	14,003	1,197	255	7,579	995	0.40
	$56,264	$6,018	$(1,049)	$44,746	$(5,204)	$(2.11)

2007
1st QTR	$15,557	$1,514	$206	$9,208	$1,183	$0.48
2nd QTR	14,892	1,458	327	10,124	1,800	0.73
3rd QTR	15,913	1,477	(4)	8,927	1,505	0.61
4th QTR	15,888	1,371	964	9,419	1,552	0.63
	$62,250	$5,820	$1,493	$37,678	$6,040	$2.45

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSG) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the two year period ended December 31, 2008.

This discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included in this Form 10-K. Please refer to our note regarding forward-looking statements on page 4 of this report.

Summary of Consolidated Results of Operations

Condensed revenue and income information follows:

	Three Months		Year
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
Premium Earned	$14,003,000	$15,888,000	$56,264,000	$62,250,000
Investment Income	1,017,000	1,120,000	4,911,000	4,749,000
Realized Investment Gains (Losses)	255,000	964,000	(1,049,000)	1,493,000
Other Income	180,000	251,000	1,107,000	1,071,000
Total Revenues	15,455,000	18,223,000	61,233,000	69,563,000
Income (Loss) from Continuing Operations	995,000	1,552,000	(5,204,000)	4,721,000
Income from Discontinued Operations	-	-	-	1,319,000
Net Income (Loss)	$995,000	$1,552,000	$(5,204,000)	$6,040,000

Income (Loss) Per Share from Continuing Operations	$0.40	$0.63	$(2.11)	$1.91
Income Per Share from Discontinued Operations	-	-	-	0.54
Net Income (Loss) Per Share	$0.40	$0.63	$(2.11)	$2.45

Total revenues for the year decreased 11.97% to $61,233,000 compared to $69,563,000 for 2007. Leading the decrease in total revenue was a 9.62% decline in premium revenue to $56,264,000 in 2008 compared to $62,250,000 for the year 2007. The decline in revenue in the property and casualty subsidiaries combined with an increase in ceded premiums due to catastrophe reinsurance reinstatements were the primary contributors to the decline in premium revenue.

Net loss for the year ended December 31, 2008 was $(5,204,000), or $(2.11) per share compared to net income of $6,040,000, or $2.45 per share for 2007.

Net loss from continuing operations of the insurance subsidiaries was $(5,204,000) for the year ended December 31, 2008 compared to net income from continuing operations of $4,721,000 for the same period in 2007. Significant factors contributing to the 2008 net loss included catastrophe related losses and loss adjustment expenses combined with charges for other-than-temporary impairments in the Company’s investment portfolio.

The Company incurred significant tornado and hurricane related catastrophe losses during 2008. Nineteen named windstorm and tornado related catastrophe events occurred in the first half 2008. Gross losses and loss adjustment expenses from these catastrophes were over $4,903,000. During the third quarter of 2008, the Company incurred substantial losses due to Hurricane Gustav and Hurricane Ike. The Company incurred total gross losses and loss adjustment expenses from Hurricane Gustav of $14,140,000 ($4,032,000 after reinsurance recoveries). With respect to Hurricane Ike, the Company incurred total gross losses and loss adjustment expenses of $4,271,000 ($3,539,000 after reinsurance recoveries). Net of reinsurance, total 2008 pre-tax income was reduced by $12,474,000 from catastrophe related losses and loss adjustment expenses. Net of tax, catastrophe related losses totaled $8,233,000 and reduced net income by $3.33 per share.

Also impacting the net loss from continuing operations was the recognition of $2,973,000 ($2,239,000 or $0. 90 per share, after tax) in other-than-temporary impairments. These write-downs were related to the Company’s fixed income investments in American General Financial, Freddie Mac, Fannie Mae, Lehman Brothers, Harborview Financial and Washington Mutual.

The Company had no net income from discontinued operations in 2008. In 2007, net income from discontinued operations of $1,319,000 consisted of a gain on disposal of a 50% owned subsidiary, Mobile Attic, Inc. in the second quarter of 2007.

Fourth quarter 2008 net income declined 35.88% to $995,000, or $0.40 per share, compared to $1,552,000 or $0.63 per share for the quarter ended December 31, 2007. The recognition of other than temporary impairments on Harborview Mortgage and American General Financial in the amount of $1,196,000 ($972,000 or $0.39 per share net of tax) were the primary contributors to the decline in fourth quarter 2008 net income.

Results of Operations for Years Ended December 31, 2008 and 2007

Net premiums earned totaled $56,264,000 in 2008 compared to $62,250,000 in 2007, a decline of 9.6%. The most significant factors leading to the reduction in premium revenue were a decline in property and casualty premium in the dwelling fire and homeowners lines of business and an increase of $1,335,000 in ceded reinsurance premiums primarily due to the payment of catastrophe reinsurance reinstatement premium triggered by Hurricane Gustav.

Net investment income increased $162,000 from $4,749,000 in 2007 to $4,911,000 in 2008. A slight increase in income associated with investment real estate was the primary factor contributing to the increase in investment income.

Net realized capital losses totaled $1,049,000 in 2008 compared to capital gains of $1,493,000 in 2007. The recognition of other than temporary impairments on fixed income investments in American General Financial, Freddie Mac, Fannie Mae, Lehman Brothers, Harborview Financial and Washington Mutual were the primary factors contributing to the net realized capital loss in 2008. Other than temporary impairments recognized in 2008 totaled $2,973,000. No other than temporary impairments were recognized in 2007. The remaining net realized investments gains in both years resulted from investment portfolio turnover and reallocations.

Other income increased $36,000 due primarily to increased fees from automobile insurance policies issued in 2008.

Policyholder benefit expenses increased 18.8% from $37,678,000 in 2007 to $44,746,000 in 2008. The property and casualty subsidiaries incurred tornado and windstorm related catastrophe losses in the first half of 2008 totaling $4.9 million. Net losses from Hurricane Gustav and Hurricane Ike, which both occurred in the third quarter of 2008, totaled $4,032,000 and $3,539,000 respectively. Net of reinsurance, total 2008 catastrophe related losses were $12,474,000. We incurred only $921,000 in catastrophe related losses in 2007.

Other expenses decreased $762,000 primarily due to declines in commission expense associated with agent bonus commissions and a reduction in deferred compensation expenses.

Interest expense increased $67,000 due to interest associated with a short term loan that was repaid in mid 2008. Our 2008 income tax benefit totaled $2,610,000 compared to income tax expense of $2,168,000 in 2007. Our 2008 operating loss was primarily due to catastrophe related losses in the property and casualty subsidiaries. It is expected that tax benefits generated by the 2008 net operating loss will be fully recovered through the utilization of net operating loss carry backs to tax years 2007 and 2006.

The Company had no net income from discontinued operations in 2008. In 2007, net income from discontinued operations of $1,319,000 consisted of a gain on disposal of a 50% owned subsidiary, Mobile Attic, Inc. in the second quarter of 2007.

Stockholder Equity and Book Value per Share

Stockholders equity for the year ended December 31, 2008 was $34,648,000 compared to $48,447,000 at December 31, 2007, a decrease of $13,799,000 or 28.48%. The change in stockholders equity is composed of dividends paid to shareholders of $2,220,000 and a net loss of $5,204,000 as well as a decline in accumulated other comprehensive income due to declines in investment portfolio market values. The accumulated loss in other comprehensive income totaled $6,375,000 which includes an unrealized loss of $228,000 on an interest rate swap and an unrealized loss on securities of $6,147,000. Year end book value per share, defined as stockholders equity divided by common shares outstanding of 2,466,600, was $14.04 at December 31, 2008 compared to $19.64 at December 31, 2007. Underwriting losses in the property and casualty insurance operations and declines in investment portfolio fair value were the two primary factors contributing to the decline in stockholder’s equity.

Industry Segment Data

Certain financial information for The National Security Group’s two operating segments (Life segment, property and casualty segment) and holding company level expenses is summarized as follows (amounts in thousands) :

Premium revenues:
	2008	%	2007	%

Life, accident and health insurance	$6,956	12.36%	$7,031	11.29%
Property and casualty insurance	49,308	87.64%	55,219	88.71%
	$56,264	100.00%	$62,250	100.00%

The property and casualty segment composed 87.64% of total premium revenue in 2008 compared to 88.71% in 2007. The property and casualty segment is primarily composed of dwelling fire and homeowners lines of business. The property and casualty segment consists of the operations of National Security Fire and Casualty Company (NSFC) and Omega One Insurance Company (Omega).

The life segment composed 12.36% of premium revenue compared to 11.29% in 2007. The life segment consists of the operations of National Security Insurance Company (NSIC).

Both the property and casualty segment and life segment experienced contractions in premium revenue in 2008. The continued deterioration of economic conditions led to increased lapse rates of existing policies and limited our ability to issue new business.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses) associated with the insurance holding Company.

Life and Accident and Health Insurance Operations:

The Company’s life, accident and health insurance business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947. Our life segment is the smaller of our insurance segments contributing 12% of total insurance premium revenue in 2008 and 11% in 2007. Premium revenues and operating income for the life segment for the years ended December 31, 2008 and 2007 are summarized below (amounts in thousands):

	2008	2007
REVENUE
Net premiums earned	$6,956	$7,031
Net investment income	1,940	1,796
Net realized investment (losses) gains	(1,423)	143
Other income	60	6
	7,533	8,976

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	5,027	5,489
Amortization of deferred policy acquisition costs	1,032	(715)
Commissions	490	1,565
General and administrative expenses	1,614	2,168
Insurance taxes, licenses and fees	288	293
Interest expense	61	68
	8,512	8,868

(Loss) Income Before Income Taxes	(979)	108

INCOME TAX (BENEFIT) EXPENSE
Current	(281)	734
Deferred	161	(603)
	(120)	131

NET LOSS	$(859)	$(23)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007:

NSIC ended 2008 with premium revenue of $6,956,000 compared to $7,031,000 for the same period last year; a decrease of 1%. Although premium revenue was down slightly overall, revenue in the independent agent method of distribution was over $4,000,000 with premium revenue up 7.4% as compared to 2007. The home service method of distribution ended 2008 with a decline in premium revenue of 2.8% compared to the prior year.

Premium revenue in the life segment remained in a mode of moderate decline in 2008. The current economic downturn combined with the customer base we service with our products contributed to the overall negative impact on potential premium revenue growth. Our typical customer is in the middle income to lower income levels. This group tends to be most severely impacted by economic downturns and reduces our customer’s ability to purchase certain insurance products. Our customers also encounter competing alternatives for their spending dollars and sometimes are forced to reduce or eliminate certain insurance coverage when they have a reduction in household income.

NSIC premium accounted for 92% of total revenue for 2008. As mentioned above, NSIC operates using two primary methods of distribution: home service employee agents and independent agents. While the company has used the traditional home service distribution process since its founding in 1947, the independent agent distribution method has become the largest book of business for the life company. For 2008, the home service and independent agent distribution methods accounted for 35.3% and 56.2%, respectively of NSIC premium revenue.

NSIC ended 2008 with year to date net loss of $(859,000) compared to a year to date net loss of $(23,000) for the same period last year. The primary factor contributing to the increase in net losses was an increase in unrealized capital losses due to other than temporary impairments on investments securities.

Life insurance income was also reduced by other than temporary impairment losses totaling $1,358,000 during 2008. For information regarding management’s method of determining investment impairment, please see the other than temporary impairment and credit quality section under investments on page 30.

Property & Casualty Operations:

The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. Property and casualty operations constitute our largest segment composing 88% and 89% of our total premium revenue in 2008 and 2007, respectively. Premium revenues and operating income for the P&C segment for the years ended December 31, 2008 and 2007 are summarized below:

	2008	2007
REVENUE
Net premiums earned	$49,308	$55,219
Net investment income	2,852	2,823
Net realized investment gains	372	1,350
Other income	1,047	1,065
	53,579	60,457

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	39,719	32,189
Amortization of deferred policy acquisition costs	3,312	3,274
Commissions	7,772	7,788
General and administrative expenses	7,265	6,580
Insurance taxes, licenses and fees	1,159	2,032
Interest expense	1	-
	59,228	51,863

(Loss) Income Before Income Taxes	(5,649)	8,594

INCOME TAX (BENEFIT) EXPENSE
Current	(2,919)	1,718
Deferred	867	869
	(2,052)	2,587

NET (LOSS) INCOME	$(3,597)	$6,007

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007:

Premium revenues for the property and casualty segment were down 12% compared to the same period last year. The primary reasons for the decline were the increase in ceded premium related to the reinstatement premium for the catastrophe reinsurance agreement as well as the overall decline the company has experienced in new business over the past year.

The property and casualty segment incurred an increase in ceded premium triggered by Hurricane Gustav. Reinstatement premium related to this catastrophe increased ceded premium by over $1,335,000 during 2008. In addition, premium revenue declined due to a reduction in new business production. The primary factor leading to the decline in new business production is the downturn in the overall economy. Our customer base consists primarily of middle to lower income individuals that are particularly adversely impacted by the current economic downturn. We also continue to enhance underwriting standards which further limits new business production as we become more selective of the risks we undertake. Our rate structures are also routinely reviewed and continue to be closely monitored to ensure the P&C companies are charging the appropriate rates for each product offered. Due to increased cost of reinsurance these reviews lead to significant rate increases in many of our coverage areas, further limiting our ability to grow new business but is intended to lead to improved underwriting profitability.

The slowing premium revenue growth affected both the dwelling fire and homeowner’s lines of business. The dwelling fire program was up moderately at 1.8% while the homeowners program was down 4.7% compared to the same period last year. The reasons listed above were the primary factors contributing to the moderate rate of growth in the dwelling program and decline in the homeowners program.

The P&C segment ended 2008 with a year to date pre-tax net loss from underwriting of $8,872,000 compared to a pre-tax underwriting income of $4,421,000 for the same period last year. The unprecedented tornado and windstorm activity during the first half of 2008 combined with the losses incurred from Hurricanes Gustav and Ike during September led to the underwriting losses for the year. The P&C companies were slammed with nineteen storms in the first half of 2008 which increased losses by almost $5,000,000. None of the storms were individually significant enough to reach our layers of reinsurance protection but cumulatively, significantly adversely impacted our underwriting profitability. The reinsurance agreement for 2008 was structured with retention of $3,500,000 and the company retaining 5% of losses between $3,500,000 and $17,500,000. Two additional layers provide 100% coverage up to $57,500,000 with one reinstatement. Gross losses and loss adjustment expenses incurred from Hurricane Gustav totaled $14,140,000 ($4,032,000 after reinsurance recoveries) while gross losses and loss adjustment expenses incurred from Hurricane Ike totaled $4,271,000 ($3,539,000 after reinsurance recoveries). Net of reinsurance, total 2008 pre-tax income was reduced by $12,474,000 from catastrophe related losses and loss adjustment expenses. Net of tax, catastrophe related losses totaled $8,233,000 and reduced net income by $3.33 per share.

The catastrophe losses were the primary reason for the year to date underwriting losses in the dwelling and mobile homeowner lines of business. These programs ended 2008 with underwriting losses of $(2,551,000) and $(9,802,000), respectively compared to underwriting income (loss) of $2,983,000 and $(272,000), respectively for 2007.

We routinely evaluate our claims frequency and severity statistics in order to better understand the nature of our risks and aid in the loss reserve liability evaluation process. Claims frequency is a measure of the number of claims incurred during a measurement period regardless of amount. Claims severity is a measure of the average dollar amount of claims during a measurement period. The severity of claims related to the nineteen catastrophic storms affecting the P&C companies during 2008 totaled approximately $2,400 per claim while the average severity of claims related to Hurricanes Gustav and Ike totaled $2,900 and $3,400, respectively.

The P&C segment continued to be involved in litigation pertaining to claims from Hurricane Katrina which slammed into Louisiana and Mississippi in August 2005. During 2008, the claims associated with Hurricane Katrina exceeded the $37,500,000 million limit of the reinsurance agreement in affect during 2005. As of December 31, 2008, claims related to Hurricane Katrina exceeded the reinsurance cap by just under $1,000,000. The primary reason the company exceeded the maximum reinsurance available under the contract was due to assessments by the Mississippi Windstorm Underwriting Association totaling over $9,600,000. Although the reinsurance for this catastrophe has been exhausted and the ultimate outcome of these claims is unknown, the company believes it maintains adequate reserves for the open claims based on information available at the present time. Additional adverse development related to the claims in litigation is possible and therefore these files are carefully monitored on a continuous basis. The company currently has 59 open claims related to Hurricane Katrina.

We have a small commercial auto program that showed improved results ending 2008 with a year to date underwriting income of $305,000 compared to an underwriting loss of $(262,000) for the same period last year. The primary reason for the improved results was a reduction in average severity as one litigation claim in 2007 led to significantly higher incurred losses in the program. The loss ratio in this program decreased from 102.9% in 2007 to 18.4% in 2008; an 84.5 percentage point decrease.

The P&C segment was also impacted by the write-down of other than temporary impairments. During 2008, other than temporary impairment losses totaled $1,254,000 in NSFC and $361,000 in Omega One. For information regarding management’s method of determining investment impairment, please see the other than temporary impairment and credit quality section under investments on page 30.

The combined ratio for 2008 was negatively impacted by the unprecedented storm activity, the decrease in premium revenue and the other than temporary impairments recognized during the year. For 2008, the combined ratio was 120% compared to 93.9% for 2007. The components of this ratio are broken out in the table below under the section Property and Casualty Combined Ratio.

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

The results of these ratios for the past two years were:

	2008	2007
Loss and LAE Ratio	80.5%	53.3%
Underwriting Expense Ratio	39.5%	40.9%
Combined Ratio	120.0%	94.2%

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

As discussed previously, catastrophe losses related to tornado and windstorm outbreaks in the first half of 2008 coupled with losses in September from Hurricane Gustav and Hurricane Ike were the primary factors contributing to the significant increase in the combined ratio. Tornado and windstorm losses totaling $4,903,000 incurred in the first half of 2008 added 9.9 percentage points to the combined ratio. Losses, net of reinsurance recoveries, from Hurricane Gustav totaled $4,032,000 and added 8.2 percentage points to the 2008 combined ratio. Losses, net of reinsurance recoveries, from Hurricane Ike totaled $3,539,000 and added 7.2 percentage points to the 2008 combined ratio.

Non-insurance Operations:

	2008	2007
REVENUE
Net premiums earned	$-	$-
Net investment income	119	130
Net realized investment gains	2	-
Other income	-	-
	121	130

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	-	-
Amortization of deferred policy acquisition costs	-	-
Commissions	-	-
General and administrative expenses	222	931
Insurance taxes, licenses and fees	-	-
Interest expense	1,085	1,012
	1,307	1,943

Loss Before Income Taxes	(1,186)	(1,813)

INCOME TAX (BENEFIT) EXPENSE
Current	(295)	(641)
Deferred	(143)	91
	(438)	(550)

Loss From Continuing Operations	(748)	(1,263)
Net Income from Discontinued Operations	-	1,319

NET (LOSS) INCOME	$(748)	$56

The non-insurance operations of the Company consist of our parent company, The National Security Group, Inc. The National Security Group has no material sources of revenue and relies almost entirely on dividends from the insurance operations to pay expenses. These dividends are eliminated upon consolidation of the subsidiaries in the audited financials included herein. The expenses of the group consist of expenses associated with the public listing of our stock, taxes and fees, and directors’ fees. The most significant expense of the group is interest expense associated with $12,372,000 in debt. This debt is composed of two trust preferred securities offerings, the first being $9,279,000 issued in the December 2005 and the second being $3,093,000 issued in June 2007. The primary use for these proceeds was to add capital to the property and casualty. Total interest expense for the Group associated with these borrowings in 2008 was $1,085,000 compared to $1,012,000 in 2007.

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

Investments:

The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. At December 31, 2008, the company’s holdings in debt securities amounted to 76.7% of total investments and 55.3% of total assets. The following is a breakdown of the bond portfolio quality according to the nationally recognized rating organization equivalents of Standard and Poor’s:

Bond Portfolio Ratings

S&P or Equivalent Ratings	% of Total Bond Portfolio
AAA	71.77%
AA	9.40%
AA-	0.63%
A+	3.88%
A	8.21%
A-	0.63%
BBB+	1.61%
BBB	3.63%
BB	0.18%
In default	0.06%

A summary of debt and equity securities available for sale with unrealized losses as of December 31, 2008 along with related fair value, aggregated by length of time that the investments have been in a continuous unrealized loss position follows:

	(Dollars in thousands) December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$9,904	$1,337	$4,396	$940	$14,300	$2,277	45
Mortgage backed securities	315	5	1,868	19	2,183	24	9
Private label mortgage backed
securities	412	87	4,354	1,282	4,766	1,369	11
Obligations of state and
political subdivisions	3,745	332	4,812	543	8,557	875	25
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	295	1	-	-	295	1	1
Equity securities	981	446	731	582	1,712	1,028	12
	$15,652	$2,208	$16,161	$3,366	$31,813	$5,574	103

Other than temporary impairments and credit quality

At December 31, 2008 less than 1% of total investments in the fixed income portfolio were classified as below investment grade. In determining whether or not unrealized losses are other-than-temporary impairments, the Company does not use set thresholds as exclusive reliance on thresholds removes the ability of management to apply its judgment, a concept that is inherent to the analysis of impairments. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management utilizes positive and negative information on an investment by investment basis to make the determination as to whether an unrealized loss is other-than-temporary. Items that are considered include: the nature of the investment, the cause or causes of the impairment, the number of investment positions that are in an unrealized loss position, the severity and duration of the impairment, industry analyst reports, credit ratings, volatility of the security’s fair value, whether the securities are backed by the U.S. Government or its agencies, the Company’s intent and ability to hold the security and other factors deemed relevant by management. Management has evaluated each security in a significant unrealized loss position. Most unrealized losses in the fixed income portfolio are interest rate and market driven as opposed to credit quality driven and management believes, based on current information, that no ultimate loss will be realized on the securities not considered to the other than temporarily impaired. The Company has no material exposure to sub-prime mortgage loans and less than 2% of the fixed income investment portfolio is rated below investment grade.

For the year ended December 31, 2008, $2,973,000 in “other than temporary” impairments were realized by the Company. Of the remaining securities in loss positions at December 31, 2008, the most significant securities in a loss position were in the equity portfolio. Six securities were in accumulated loss positions for greater than 12 months. The single largest accumulated loss in the equity portfolio totaled $128,000. The second and third largest loss positions totaled $114,000 and $104,000, respectively. In evaluating whether or not the loss positions in the equity portfolio were other than temporary impairments, Management evaluated financial information on each company and reviewed analyst reports from at least two independent sources. Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were temporary impairments.

The amortized cost and aggregate fair value of debt securities at December 31, 2008, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$2,370	$2,333
Due after one year through five years	11,872	11,680
Due after five years through ten years	18,663	17,433
Due after ten years	28,891	26,661

Total	$61,796	$58,107

Held-to-maturity securities:
Due in one year or less	$88	$85
Due after one year through five years	2,009	2,036
Due after five years through ten years	5,092	5,137
Due after ten years	3,763	3,737

Total	$10,952	$10,995

The amortized cost and aggregate fair values of investment securities are as follows:

	(Dollars in thousands)
	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$21,153	$84	$2,277	$18,960
Mortgage backed securities	11,101	257	24	11,334
Private label mortgage backed securities	6,590	2	1,369	5,223
Obligations of states and political subdivisions	13,401	81	875	12,607
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	9,551	433	1	9,983
Total fixed maturities	61,796	857	4,546	58,107
Equity securities	5,467	3,130	1,028	7,569
Total	$67,263	$3,987	$5,574	$65,676
Held-to-maturity securities:
Corporate debt securities	$88	$-	$3	$85
Mortgage backed securities	4,087	20	41	4,066
Private label mortgage backed securities	249	-	1	248
Obligations of states and political subdivisions	2,141	34	14	2,161
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	4,387	48	-	4,435
Total	$10,952	$102	$59	$10,995

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$15,365	$86	$554	$14,897
Mortgage backed securities	12,486	64	208	12,342
Private label mortgage backed securities	6,275	5	156	6,124
Obligations of states and political subdivisions	10,144	35	144	10,035
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	23,118	288	27	23,379
Total fixed maturities	67,388	478	1,089	66,777
Equity securities	7,635	8,098	742	14,991
Total	$75,023	$8,576	$1,831	$81,768
Held-to-maturity securities:
Corporate debt securities	$170	$6	$-	$176
Mortgage backed securities	5,399	4	187	5,216
Private label mortgage backed securities	289	1	-	290
Obligations of states and political subdivisions	2,710	27	34	2,703
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	8,742	54	26	8,770
Total	$17,310	$92	$247	$17,155

Mortgage backed security investments

The insurance subsidiaries’ fixed maturity securities include residential mortgage-backed securities (RMBS) of $22.0 million and $ 24.4 million at amortized value at December 31, 2008 and 2007 respectively. The fair value of the RMBS portfolio was $ 20.9 million and $ 24.0 million at December 31, 2008 and 2007 respectively. We own no commercial mortgage backed securities or material amounts of sub-prime RMBS’s in our investment portfolio.

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

As for the composition of the RMBS portfolio, agency mortgage backed securities compose 69% and 74% of the RMBS portfolio at December 31, 2008 and 2007, respectively. The remainder of the RMBS portfolio is composed of private label mortgage backed securities. These securities consist primarily of conventional 15 and 30 year loans with an average borrower FICO score of 740. We own no mortgage backed securities backed by subprime loans and less than 1% of the RMBS portfolio is composed of loans subject to rate resets. One security in the private label mortgage backed security portfolio is rated below investment grade and it composes less than 1% of the RMBS portfolio.

Investment portfolio income

Investment returns with respect to the investment portfolio for the years ended December 31, 2008 and 2007 follows:

	Year Ended December 31,
	2008	2007
Net investment income	$4,911	$4,749
Average current yield on investments	4.9%	4.5%
Total return on investments	-4.5%	4.8%
Net realized (losses) gains on investments (before taxes)	$(1,049)	$1,493
Change in accumulated net unrealized gains
(before income taxes)	$(8,335)	$(1,103)

Unrealized capital losses on investments of $(8,335,000), was primarily due to decreases in value of corporate debt securities and private label mortgage backed securities available for sale. As discussed previously, management evaluated these investments for potential other than temporary impairments and believes that, based on currently available information, the securities will ultimately recover and the Company has the intent and ability to hold until recovery.

The most significant change in investment income in 2008 compared to 2007 was an increase in realized capital losses and an increase in unrealized capital losses. The most significant component contributing to the realized capital losses in 2008 were other than temporary impairment charges totaling $2,973,000. Details of the individual issuers composing the other than temporary impairment charges are as follows:

Other than Temporary Impairments

Issuer	PAR Value	OTTI Loss

Lehman Brothers	$625,000	$(583,000)
Washington Mutual	250,000	(239,000)
Harborview Mortgage	403,260	(234,000)
American General	1,500,000	(961,000)
FHLMC 5.66% PFD	478,800	(469,000)
FNMA PFD	500,000	(487,000)
	$3,757,060	$(2,973,000)

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

  As of December 31, 2008, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

Maturity Schedule (Amounts in thousands)

Maturity	Available for sale	Held to Maturity	Total	Percentage of Total
Maturity in less than 1 year	$2,370	$88	$2,458	3.4%
Maturity in 1-5 years	11,872	2,009	13,881	19.1%
Maturity in 5-10 years	18,663	5,092	23,755	32.6%
Maturity after 10 years	28,891	3,763	32,654	44.9%
	$61,796	$10,952	$72,748	100.0%

It should be noted that the above table represents maturities based on stated maturity. Due to call and prepayment features inherent in some debt securities, actual repayment will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk.

The National Security Group’s consolidated statement of cash flows indicates that operating activities (used) provided cash of $(6,445,000) and $4,070,000 in 2008 and 2007, respectively. The considerable decrease in cash flow from operating activities in 2008 compared to 2007 is primarily due to an increase in payments of insurance claims associated with various catastrophe losses incurred during the year, most notably among the catastrophe events were Hurricane Ike and Hurricane Gustav which both occurred in September of 2008.

The consolidated statement of cash flows reflects cash provided by investing activities of $9,258,000 in 2008 and used in investing activities of $(1,513,000) in 2007. The provision of cash from investing activities in 2008 was primarily due to liquidity needs generated by increased claim activity in the property and casualty subsidiaries. In 2007 positive cash flow generated by insurance operations led to an increase in cash used in investing activities as more investments were purchased.

The consolidated statement of cash flows also reflects a decrease in cash from financing activities of $(3,085,000) and $(364,000) respectively. Cash flows from financing activities in 2008 reflect the repayment of $900,000 in short term debt and dividend payments to shareholders of $2,220,000. Cash flows from financing activities in 2007 reflect proceeds from a trust preferred securities offering of $3,093,000, repayment of debt of $2,171,000 and shareholder dividends of $2,220,000.

The following table reflects the anticipated cash flows associated with our short and long term contractual obligations as of December 31, 2008:

Contractual Obligations and Commitments

	Payments due by period
	($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt obiligations[1]	$12,372	$-	$-	$-	$12,372

Interest on debt obligations[1]	$30,548	$1,077	$3,231	$2,154	$24,086

Property and casualty claim reserves[2]	$14,436	$8,804	$4,618	$722	$292

Future life insurance obligations[3]	$70,279	$4,118	$10,476	$6,084	$49,601

*to be calculated

[1] Long-term debt, consisting of two separate issues of trust preferred securities, is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2008 for each issue. Interest on long-term debt is accrued and settled quarterly. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 9, Notes Payable and Long-term Debt, in the notes to consolidated financial statements.

[2] The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated.

[3] Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies inforce at December 31, 2008. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of Life’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

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

In estimating the time interval for payment of property and casualty claim reserves, the Company utilized historical payment patterns. By the nature of the insurance contracts under which these liabilities exist, there can be no certainty that actual payments will fall in the periods indicated above. However, management believes that current liquidity and capital resources are sufficient to pay these obligations as they come due. Also, due to the relatively short-tail nature of the majority of the Company’s claim liabilities, management can conclude with a reasonable level of confidence that historical patterns indicate that approximately 70% of claim liabilities at the end of a given year are settled within the following two year period.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

Except as discussed in Note 16 to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in Note 13 to the consolidated financial statements, in 2008, the amount that The National Security Group’s insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $820,000 in the life insurance subsidiary and $2,678,000 in the property/casualty insurance subsidiary. Due to a decline in capital position in the subsidiaries, the ability of the subsidiaries to pay dividends to the parent company has been reduced. However, the decreased capital levels pose no short term threat to our ability to fund the obligations of the parent company. Should capital levels continue to decline in 2009, the threat of further stockholder dividend reductions could materialize.

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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group’s life/health and property/casualty insurance subsidiaries are all in excess of 4.0 to 1 at December 31, 2008.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $8.4 and $9.9 million at December 31, 2008 and 2007, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 11.4 and 11.8 at December 31, 2008 and 2007 respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $26.8 million and $34.1 million at December 31, 2008 and 2007, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 4.0 and 5.3 at December 31, 2008 and 2007 respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $9.1 million and $9.6 million at December 31, 2008 and 2007, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 25.2 and 24.4 at December 31, 2008 and 2007, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

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

▪ Reinsurance Receivables

▪ Deferred Policy Acquisition Costs

▪ Deferred Taxes

▪ Valuation of Investments

▪ Reserves for losses and loss adjustment expense

▪ Recognition of Revenue

▪ Evaluation of Litigation

Reinsurance

Risk management involves ceding risks to reinsurers for policies underwritten based on contractual agreements. The reinsurance purchased helps provide protection by individual loss or catastrophic event when claims exceed specified amounts. Although the reinsurance protects our company in the event a loss penetrates into a particular reinsurance agreement; ultimate responsibility for claim settlement rests with our company if any reinsurer defaults on payments due. We record an asset for reinsurance recoverable on the financials for amounts due from reinsurers and monitor the balances due by reinsurer to ensure the asset is ultimately going to be collectible. If we discover an amount due may not be received we remove the balance and charge it to an allowance for doubtful accounts or charge it off to expense based on the information available at the time.

When a claim is made under a policy we have reinsured, we initially pay the full amount owed to the policyholder or claimant. Subsequently, we initiate the process to recover any amounts due from reinsurers in accordance with the terms of applicable reinsurance treaties.

Reinsurance is maintained by the life and accident and health segment for losses that exceed $50,000 for any one insured.

NSFC and Omega generally reinsure with third parties any liability in excess of $225,000 on any single policy. In addition, the property and casualty segment holds a catastrophe contract which covers losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeds the $3.5 million retention stated in the contract, reinsurers will reimburse the company 95% (5% co-pay) of gross losses and loss adjustment expenses paid up to $ 17.5 million (layer one and layer two of the contract). If losses exceed $ 17.5 million, the contract allows for 100% reimbursement of losses and loss adjustment expenses up to $57.5 million. Any losses above the $57.5 million cap are the responsibility of our company. The contract in place during 2008 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed. The contract provided protection up to at least a 100 year “near term” event as depicted in catastrophe modeling results. The “near term” catastrophe modeling results reflect a predicted increase in storm activity given the current weather pattern and various factors projected to impact our weather patterns in the near term. We believe that maintaining protection to at least a 100 year near term event will be comparable with our past practice of maintaining catastrophe reinsurance protection up to a 250 year event under the previous models. During 2008, our company incurred losses from Hurricane Gustav which reached the first and second layer of the catastrophe contract. In addition, Hurricane Ike losses and loss adjustment expenses also exceeded $3.5 million forcing the company to use the reinstatement under the contract to cover losses for this storm as well.

At December 31, 2008, the estimated reinsurance recoverable recorded was $4,146,000 compared to $917,000 for the same period last year. The Company does not anticipate any issues with collection of the recorded amount.

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

For more information regarding reinsurance, please see the Notes to our consolidated financial statements.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs (DAC) are those costs incurred in connection with acquiring new business or renewing existing business. DAC is primarily comprised of commissions, premium taxes, and underwriting costs associated with issuing new policies. In accordance with generally accepted accounting principles, these costs are not expensed in their entirety at policy inception, rather they are recorded as an asset and amortized over the lives of the policies.

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

At December 31, 2008 and 2007, the Company recorded $9,825,000 and $8,993,000, respectively, as an asset for DAC in the financial statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, please see Note 1 to our financial statements.

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

At December 31, 2008, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, please see Note 8 to our financial statements.

Valuation of Investments

Investments are recorded at fair value based upon quoted prices when available. Quoted prices are available for most investment debt and equity securities included in the financial statements. Further discussion of fair value methodology is discussed in note 6 to the consolidated financial statements. Periodically, the carrying values of an individual investment may become temporarily impaired because of time value, volatility, credit quality and existing market conditions. Management evaluates investments to determine whether the impairment is other-than-temporary. Evaluation criteria include credit quality of security, severity of decrease between cost and market value, length of time of the impairment and likelihood that the impairment will reverse in the near future. This evaluation requires significant assumptions, estimates and judgments by management. If the impairment is determined to be other-than-temporary, the investment is written down to the current fair value and a realized loss is recorded on the income statement. We have very limited exposure to less liquid and difficult to value investments such as collateralized debt obligations.

Loss and Loss Adjustment Expense

Property and casualty loss reserves are maintained to cover the estimated unpaid liability for losses and loss adjustment expenses with respect to reported and unreported incurred claims. Loss reserves are an estimation based on actuarial projection techniques common in the insurance industry. Reserves are management’s expectations of what the settlement and administration of claims will cost. Management estimated reserves are based on historical settlement patterns, estimated salvage and subrogation, and an appraisal of the related facts and circumstances. Management’s reserve estimates are reviewed by consulting actuaries to determine their adequacy and reasonableness. The reserve analysis performed by management is reviewed by the actuaries during the third quarter each year with a final comprehensive review and actuarial sign off performed at year-end.

At December 31, 2008 and 2007, the recorded liability for loss and loss and adjustment expense was $14,436,000 and $11,973,000, respectively. The increase for 2008 was the result of higher claim activity from the nineteen tornado and windstorm events that affected the P&C companies in addition to the substantial losses incurred from both Hurricanes Gustav and Ike. We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 10 to our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Under smaller reporting company rules we are not required to disclose information required under Item 7A. However, in order to provide information to our investors, we have elected to provide information related to market risk.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $7.6 million. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S & P 500 Index decreased 10% from its December 31, 2008 value, the fair value of the Company’s common stock would decrease by approximately $750,000.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 1 and 6 in the consolidated financial statements presents additional disclosures concerning fair values of Financial Assets and Financial Liabilities and is incorporated by reference herein.

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

.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Financial Statements

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets –
December 31, 2008 and 2007	42

Consolidated Statements of Operations –
Years Ended December 31, 2008 amd 2007	44

Consolidated Statements of Shareholders’ Equity –
Years Ended December 31, 2008 and 2007	45

Consolidated Statements of Cash Flows –
Years Ended December 31, 2008 and 2007	46

Notes to Consolidated Financial Statements –
December 31, 2008	47

Financial Statement Schedules:

Schedule I. Summary of Investments –
December 31, 2008 and 2007	70

Schedule II. Condensed Financial Information of Registrant –
December 31, 2008 and 2007	71

Schedule III. Supplementary Insurance Information –
December 31, 2008 and 2007	75

Schedule IV. Reinsurance –
Years Ended December 31, 2008 and 2007	76

Schedule V. Allowance for Uncollected Premiums and Other Receivables –
Years Ended December 31, 2008 and 2007	77

All other Schedules are not required under related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The National Security Group, Inc.

Elba, Alabama

We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Barfield, Murphy, Shank & Smith, P.C

Birmingham, Alabama

March 27, 2009

The National Security Group, Inc.

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	December 31,
ASSETS	2008	2007

Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2008 - $10,995;
2007 - $17,155)	$10,952	$17,310
Fixed maturities available-for-sale, at estimated fair value (cost: 2008 - $61,796;
2007- $67,388)	58,107	66,777
Equity securities available-for-sale, at estimated fair value (cost: 2008 - $5,467
2007 - $7,635)	7,569	14,991
Trading Securities	253	237
Receivable for securities	513	-
Mortgage loans on real estate, at cost	502	492
Investment real estate, at book value (accumulated depreciation: 2008 - $18; 2007 - $18)	4,754	4,586
Policy loans	968	920
Other invested assets	6,514	2,103
Short-term investments	-	1,027

Total Investments	90,132	108,443

Cash	3,027	3,299
Accrued investment income	804	794
Policy receivables, less allowance for credit losses (2008 - $59; 2007 - $110)	9,179	8,801
Accounts receivable, less allowance for credit losses (2008 - $0; 2007- $0)	-	570
Reinsurance recoverable	4,146	917
Deferred policy acquisition costs	9,825	8,993
Property and equipment, net	2,844	2,930
Deferred income tax asset	1,839	-
Accrued income tax recoverable	2,321	-
Other assets	773	838

Total Assets	$124,890	$135,585

See accompanying notes to consolidated financial statements

The National Security Group, Inc.

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007

Property and casualty benefit and loss reserves	$14,436	$11,973
Accident and health benefit and loss reserves	1,222	926
Life and annuity benefit and loss reserves	28,045	27,538
Unearned premiums	27,764	22,442
Policy and contract claims	503	608
Other policyholder funds	1,344	1,309
Short-term debt	-	900
Long-term debt	12,372	12,372
Accrued income taxes	-	1,079
Deferred income tax	-	1,231
Other liabilities	4,556	6,760

Total Liabilities	90,242	87,138

Contingencies	-	-

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive (loss) income	(1,511)	4,864
Retained earnings	28,741	36,165

Total Shareholders' Equity	34,648	48,447

Total Liabilities and Shareholders' Equity	$124,890	$135,585

See accompanying notes to consolidated financial statements

The National Security Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Dollars in thousands
	except per share amounts)
	Year Ended December 31,
	2008	2007
REVENUES
Net premiums earned	$56,264	$62,250
Net investment income	4,911	4,749
Net realized investment (losses) gains	(1,049)	1,493
Other income	1,107	1,071
	61,233	69,563

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	44,746	37,678
Amortization of deferred policy acquisition costs	4,344	2,559
Commissions	8,262	9,353
General and administrative expenses	9,101	9,679
Insurance taxes, licenses and fees	1,447	2,325
Interest expense	1,147	1,080
	69,047	62,674

(Loss) Income from Continuing Operations
Before Income Tax (Benefit) Expense	(7,814)	6,889

INCOME TAX (BENEFIT) EXPENSE
Current	(3,495)	1,811
Deferred	885	357
	(2,610)	2,168

(Loss) Income From Continuing Operations	(5,204)	4,721
Loss from Discontinued Operations, Net of Income Tax
Expense Before Minority Interest	-	(282)
Minority Interest in Discontinued Operations	-	141
Gain from Disposal of Discontinued Operations	-	1,460
Net Income from Discontinued Operations	-	1,319

Net (Loss) Income	$(5,204)	$6,040

Basic and Diluted (Loss) Earnings Per Common Share:
(Loss) Earnings Per Share from Continuing Operations	$(2.11)	$1.91
Earnings Per share from Discontinued Operations	-	0.54
Net (Loss) Earnings Per Common Share	$(2.11)	$2.45

See accompanying notes to consolidated financial statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Paid-in
	Total	Income (Loss)	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2006	$45,379		$32,345	$5,616	$2,467	$4,951
Comprehensive income:
Net income for 2007	6,040	6,040	6,040	-	-	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of$1,014	(664)	(664)	-	(664)	-	-
Unrealized loss on interest rate swap	(88)	(88)	-	(88)	-	-
Comprehensive income		5,288
Cash dividends ($0.90 per share)	(2,220)		(2,220)	-	-	-
Balance at December 31, 2007	48,447		36,165	4,864	2,467	4,951
Comprehensive loss:
Net loss for 2008	(5,204)	(5,204)	(5,204)	-	-	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of($978)	(6,147)	(6,147)	-	(6,147)	-	-
Unrealized loss on interest rate swap	(228)	(228)	-	(228)	-	-
Comprehensive loss		(11,579)
Cash dividends ($0.90 per share)	(2,220)		(2,220)	-	-	-
Balance at December 31, 2008	$34,648		$28,741	$(1,511)	$2,467	$4,951

See accompanying notes to consolidated financial statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Dollars in thousands)
	Year ended December 31,
	2008	2007
Cash flows from operating activities:
(Loss) Income from continuing operations	$(5,204)	$4,721

Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Change in accrued investment income	(10)	(8)
Change in reinsurance recoverable	(3,229)	1,325
Amortization of deferred policy acquisition costs	4,344	2,559
Change in receivable for securities	(513)	-
Net realized losses (gains) on investments	1,049	(1,493)
Policy acquisition costs deferred	(5,176)	(3,630)
Change in prepaid reinsurance premiums	-	13
Depreciation expense and amortization/accretion	409	363
Change in net policy liabilities and claims	8,105	(229)
Change in accrued income taxes	(3,400)	(126)
Deferred income taxes	(885)	(357)
Change in other liabilities	(2,204)	1,115
Change in accounts receivable of discontinued operations	-	266
Change in inventory of discontinued operations	-	19
Other operating cash provided by discontinued operations	-	(101)
Other, net	269	(367)

Net cash (used in) provided by operating activities	(6,445)	4,070

Cash flows from investing activities:
Purchases of available-for-sale securities	(22,514)	(25,875)
Proceeds from maturities of held-to-maturity securities	6,377	1,082
Proceeds from sales of available-for-sale securities	28,938	22,429
Proceeds from sales of real estate held for investment	720	570
Purchases of real estate held for investment	(446)	(722)
Purchase of other invested assets	(5,671)	-
Proceeds from other invested assets	1,259	243
Net proceeds (purchases) from sale of trading securities and short-term investments	1,011	(756)
Advances on policy loans, net	(48)	(75)
Purchase of property and equipment	(368)	(1,147)
Proceeds from sale of property and equipment	-	5
Proceeds from sale of property and equipment of discontinued operations	-	33
Net cash provided by investing activities of discontinued operations	-	2,700

Net cash provided by (used in) investing activities	9,258	(1,513)

Cash flows from financing activities:
(Repayment of) Proceeds from short-term debt	(900)	900
Proceeds from issuance of long-term debt	-	3,093
Payments on debt	-	(2,171)
Change in other policyholder funds	35	34
Dividends paid	(2,220)	(2,220)

Net cash used in financing activities	(3,085)	(364)

Net (decrease) increase in cash	(272)	2,193

Cash at beginning of year	3,299	1,106

Cash at end of year	$3,027	$3,299

See accompanying notes to consolidated financial statements.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

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

(b)	Description of Business

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

(c) Basis of Presentation

The significant accounting policies followed by the Company and subsidiaries that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) which, as to the subsidiary insurance companies, differ from statutory accounting practices permitted by regulatory authorities.

The Company is incorporated under the laws of the State of Delaware. Its Common Stock is traded on the NASDAQ Global Market under the ticker symbol NSEC. Pursuant to the regulations of the United States Securities and Exchange Commission (SEC), the Company is considered a “Smaller Reporting Company” as defined by SEC Rule 12b-2 of the Exchange Act. The Company has elected to comply with the new scaled disclosure requirements of Regulation S-K and only two years of financial statements are included herein. The Company previously used a non-accelerated filer status.

(d)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are reserves for future policy benefits, liabilities for losses and loss adjustment expenses, reinsurance recoverable asset on associated loss and loss adjustment expense liabilities, deferred policy acquisition costs, deferred income tax assets and liabilities, and assessments of other than temporary impairments on investments. Actual results could differ from those estimates.

(e)	Concentration of Risk

The Company’s property and casualty segment is licensed or operates on a surplus lines basis in 13 states. However, over 60% of segment revenue is generated in the states of Alabama, Mississippi and Louisiana, subjecting the company to significant geographic concentration. Consequently, adverse weather conditions or changes in the legal, regulatory or economic environment could adversely impact the Company.

The Company’s life, accident and health insurance segment composing nearly 12% of consolidated revenues is licensed in six states. However, over 75% of segment revenue is generated in the states of Alabama and Georgia. Consequently changes in the legal, regulatory or economic environment could adversely impact the Company.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

For the year ended December 31, 2008 and 2007, there was one agency in the property and casualty segment that individually produced greater than 5% of the Company’s direct written premium.

(f)	Investments

The Company’s securities are accounted for as follows:

•	Securities Held-to-Maturity. Bonds, notes and redeemable preferred stock for which

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

•	Trading Securities. Trading securities are classified as such on the balance sheet and reported at fair value.
  Unrealized investment gains and losses on investments, net of tax, on securities available-for-sale are reflected directly in shareholders’ equity as a component of accumulated other comprehensive income, and accordingly, have no effect on net income until realized.

Changes in fair value of trading securities are recognized in net income.

Realized gains and losses on the sale of investments available-for-sale are determined using the specific-identification method.

Interest on fixed income securities is credited to income as it accrues on the principal amounts outstanding adjusted for amortization of premiums and accretion of discounts computed utilizing the effective interest rate method. Premiums and discounts on mortgage backed securities are amortized or accreted using anticipated prepayments with changes in anticipated prepayments accounted for prospectively. The model used to determine anticipated prepayment assumptions for mortgage backed securities uses separate home sale, refinancing, curtailment and pay-off assumptions derived from a variety of industry sources. Mortgage-backed security valuations are subject to prospective adjustments in yield due to changes in prepayment assumptions. The utilization of the prospective method will result in a recalculated effective yield that will equate the carrying amount of the investment to the present value of the projected future cash flows. The recalculated yield is used to accrue income on investments for subsequent periods.

Generally, realized gains and losses on sales of other investments are recognized in net income using the specific identification method.

Mortgage loans and policy loans are stated at the unpaid principal balance of such loans. Investment real estate is reported at cost, less allowances for depreciation computed on the straight-line basis.

Investment real estate consists primarily of timberland and undeveloped commercial real estate. Real estate is carried at cost.

Other investments consist primarily of investments in notes and equity investments in limited liability companies and company owned life insurance. The Company has no influence or control over the operating or financial policies of the investee limited liability companies and consequently, these investments are accounted for using the cost method. The Company owns life insurance contracts on certain management employees. The life insurance contracts are carried at their current cash surrender value. Changes in cash surrender values are included in income in the current period. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash and short-term investments are carried at cost, which approximates market value.

Investments with other than temporary impairment in value are written down to estimated realizable values and losses recognized in the determination of net income. The fair value of the investment becomes its new cost basis.

(g)	Fair Values of Financial Instruments

The Company uses the following methods and assumptions to estimate fair values:

Investments – Fixed income security fair values are based on quoted market prices when available. If not available, fair values are based on values obtained from investment brokers and independent pricing services.

Equity security fair values are based on quoted market prices.

Multiple observable inputs are not available for certain of our investments, primarily private placements and limited partnerships. Management values these investments either using non-binding broker quotes or pricing models that utilize market based assumptions that have limited observable inputs.

Receivables and reinsurance recoverable – The carrying amounts reported approximate fair value.

Interest rate swaps – The estimated fair value of the interest rate swaps is based on valuations received from financial institution counterparties.

Trust preferred securities obligations and line of credit obligations – The carrying amounts reported for these instruments are equal to the principal balance outstanding and approximate their fair value.

(h)	Policy receivables

Receivable balances are reported at unpaid balances, less a provision for credit losses.

(i)	Accounts Receivable

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

(j)	Property and Equipment

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

(k)	Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash-on-hand, demand deposits with banks and overnight investments.

(l)	Premium Revenue

Life insurance premiums are recognized as revenues when due. Property and casualty insurance premiums include direct writings plus reinsurance assumed less reinsurance ceded and are recognized on a pro rata basis over the terms of the policies. Unearned premiums represent that portion of direct premiums written that are applicable to the unexpired terms of policies in force and is reported as a liability. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers and is reported as an asset.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(m)	Deferred Policy Acquisition Costs

The costs of acquiring new insurance business are deferred and amortized over the lives of the policies. Deferred costs include commissions, premium taxes, other agency compensation and expenses, and other underwriting expenses directly related to the level of new business produced.

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

(n)	Policy Liabilities

The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2008	7% graded to 6%

Mortality assumptions include various percentages of the 1955-60 and 1965-70 Select and Ultimate Basic Male Mortality Table. Withdrawal assumptions are based on the Company’s experience.

(o)	Claim Liabilities

The liability for unpaid claims represents the estimated liability for claims reported to the Company and its subsidiaries plus claims incurred but not yet reported and the related adjustment expenses. The liabilities for claims and related adjustment expenses are determined using case-basis evaluations and statistical analyses and represent estimates of the ultimate net cost of all losses incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid claims and related adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in the period in which they are determined.

(p)	Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,466,600 (2,466,600 in 2007).

(q)	Reinsurance

In the normal course of business, NSFC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. In 2008, NSFC maintained a catastrophe reinsurance agreement to cover losses from catastrophic events, primarily hurricanes.

Under the catastrophe reinsurance program, the Company retains the first $3.5 million in losses from each event. Reinsurance is maintained in four layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	95% of $6,500,000 in excess of $3,500,000
Second Layer	95% of $7,500,000 in excess of $10,000,000
Third Layer	100% of $25,000,000 in excess of $17,500,000
Fourth Layer	100% of $15,000,000 in excess of $42,500,000

Layers 1-3 cover events occurring from January1-December 31 of the contract year. The Company placed the 4th layer in July allowing an interim review of exposure and projected storm patterns for the current contract

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

year. The 4th layer covers events occurring from July 1-June 30 of the contract year. All reinsurers under the program carry A.M. Best ratings of A- (Excellent) or higher.

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

(r)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of the Company’s assets and liabilities and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period the new rate is enacted.

(s)	Reclassifications

Reclassifications have been made in the 2007 financial statements and notes to conform to the presentation of the 2008 financial statements.

(t)	Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to expense were $186,000 for the year ended December 31, 2008 ($193,000 for the year ended December 31, 2007). Advertising cost consists primarily of agent conventions expense and print media.

(u)	Concentration of Credit Risk

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

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At December 31, 2008 and 2007, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2008, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

(v)	Recently Issued Accounting Standards

During 2008, the Financial Accounting Standards Board (FASB) issued the following pronouncements:

FASB Staff Position 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active clarifies the application of SFAS No. 157 in a market that is not active and provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157 and became effective upon issuance, including prior periods for which financial statements have not been issued. The application of FSP 157-3 did not have a material impact on the Company’s statements of operations and financial condition.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and credit-risk related contingent features in derivative instruments. SFAS 161 is to be applied prospectively and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. In years after initial adoption, SFAS 161 requires comparative disclosures only for periods subsequent to initial adoption. SFAS 161 is a disclosure standard and as such is not expected to impact the Company’s consolidated financial statements when adopted.

SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles—identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60—requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds a passive interest in a limited partnership that is considered to be a Variable Interest Entity (VIE) under the provisions of FIN 46(R). The Company is not the primary beneficiary of the entity and is not required to consolidate under FIN 46(R). The entity is a private placement investment fund formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnership. The carrying value of the investment totals $250,000 and is included as a component of Other Invested Assets.

In December 2005, the Company formed National Security Capital Trust I, a statutory trust created under the Delaware Statutory Trust Act, for the sole purpose of issuing, in private placement transactions, $9 million of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $9.3 million of variable rate subordinated debentures issued by the Company. The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust. The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures. The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $9.005 million. The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE’s. The Trust is not consolidated because the Company is not the primary beneficiary of the trust. The Subordinated Debentures, disclosed in Note 9, are reported in the accompanying Consolidated Balance Sheet as a component of long-term debt. The Company’s equity investments in the Trust total $279,000 and are included in Other Assets.

NOTE 2 – VARIABLE INTEREST ENTITIES - CONTINUED

In June 2007, the Company formed National Security Capital Trust II for the sole purpose of issuing, in private placement transactions, $3 million of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $3.093 unsecured junior subordinated deferrable interest debentures. The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust. The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures. The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $2.995 million. The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE’s. The Trust is not consolidated because the Company is not the primary beneficiary of the trust. The Subordinated Debentures, disclosed in Note 9, are reported in the accompanying Consolidated Balance Sheet as a component of long-term debt. The Company’s equity investments in the Trust total $93,000 and are included in Other Assets.

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

Statutory net gains (losses) from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2008	2007
NSIC - including realized capital (losses) gains of $(1,509) and $193, respectively	$(442)	$(351)
NSFC - including realized capital gains of $615 and $1,368, respectively	$(5,730)	$4,609
Omega - including realized capital (losses) of $(231) and $(6), respectively	$(344)	$697

Statutory risk-based adjusted capital:
NSIC - including AVR of $191 and $1,022, respectively	$8,396	$9,912
NSFC	$26,783	$34,122
Omega	$9,087	$9,640

The above amounts exclude allocation of overhead from the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands)
	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$21,153	$84	$2,277	$18,960
Mortgage backed securities	11,101	257	24	11,334
Private label mortgage backed securities	6,590	2	1,369	5,223
Obligations of states and political subdivisions	13,401	81	875	12,607
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	9,551	433	1	9,983
Total fixed maturities	61,796	857	4,546	58,107
Equity securities	5,467	3,130	1,028	7,569

Total	$67,263	$3,987	$5,574	$65,676

Held-to-maturity securities:
Corporate debt securities	$88	$-	$3	$85
Mortgage backed securities	4,087	20	41	4,066
Private label mortgage backed securities	249	-	1	248
Obligations of states and political subdivisions	2,141	34	14	2,161
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	4,387	48	-	4,435

Total	$10,952	$102	$59	$10,995

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$15,365	$86	$554	$14,897
Mortgage backed securities	12,486	64	208	12,342
Private label mortgage backed securities	6,275	5	156	6,124
Obligations of states and political subdivisions	10,144	35	144	10,035
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	23,118	288	27	23,379
Total fixed maturities	67,388	478	1,089	66,777
Equity securities	7,635	8,098	742	14,991

Total	$75,023	$8,576	$1,831	$81,768

Held-to-maturity securities:
Corporate debt securities	$170	$6	$-	$176
Mortgage backed securities	5,399	4	187	5,216
Private label mortgage backed securities	289	1	-	290
Obligations of states and political subdivisions	2,710	27	34	2,703
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	8,742	54	26	8,770

Total	$17,310	$92	$247	$17,155

NOTE 4 - INVESTMENT SECURITIES – CONTINUED

The amortized cost and aggregate fair value of debt securities at December 31, 2008, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$2,370	$2,333
Due after one year through five years	11,872	11,680
Due after five years through ten years	18,663	17,433
Due after ten years	28,891	26,661
Total	$61,796	$58,107

Held-to-maturity securities:
Due in one year or less	$88	$85
Due after one year through five years	2,009	2,036
Due after five years through ten years	5,092	5,137
Due after ten years	3,763	3,737

Total	$10,952	$10,995

A summary of securities available-for-sale with unrealized losses as of December 31, 2008 and 2007 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands) December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$9,904	$1,337	$4,396	$940	$14,300	$2,277	45
Mortgage backed securities	315	5	1,868	19	2,183	24	9
Private label mortgage backed
securities	412	87	4,354	1,282	4,766	1,369	11
Obligations of state and
political subdivisions	3,745	332	4,812	543	8,557	875	25
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	295	1	-	-	295	1	1
Equity securities	981	446	731	582	1,712	1,028	12
	$15,652	$2,208	$16,161	$3,366	$31,813	$5,574	103

NOTE 4 - INVESTMENT SECURITIES – CONTINUED

	(Dollars in thousands) December 31, 2007
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$2,873	$130	$5,751	$424	$8,624	$554	27
Mortgage backed securities	3,208	75	6,824	133	10,032	208	30
Private label mortgage backed
securities	3,745	156			3,745	156	6
Obligations of state and
political subdivisions	2,750	88	3,643	56	6,393	144	21
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	5,137	27	5,137	27	12
Equity securities	802	176	1,173	566	1,975	742	9
	$13,378	$625	$22,528	$1,206	$35,906	$1,831	105

For 2008, gross gains of $2,070,000 ($1,466,000 for 2007) and gross losses of $611,000 ($207,000 for 2007) were realized on sales of available-for-sale-securities.

A summary of securities held-to-maturity with unrealized losses as of December 31, 2008 and 2007 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands) December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$84	$3	$-	$-	$84	$3	1
Mortgage backed securities	-	-	2,408	41	2,408	41	7
Private label mortgage backed
securities	249	1	-	-	249	1	1
Obligations of state and
political subdivisions	-	-	646	14	646	14	2
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	-	-	-	-	-
Equity securities	-	-	-	-	-	-	-
	$333	$4	$3,054	$55	$3,387	$59	11

	(Dollars in thousands) December 31, 2007
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$-	$-	$-	$-	-
Mortgage backed securities	-	-	4,733	187	4,733	187	17
Private label mortgage backed
securities	-	-	-	-	-	-	-
Obligations of state and
political subdivisions	290	9	906	25	1,196	34	5
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	4,579	26	4,579	26	12
	$290	$9	$10,218	$238	$10,508	$247	34

NOTE 4 - INVESTMENT SECURITIES – CONTINUED

In determining whether or not unrealized losses are other-than-temporary impairments, the Company does not use set thresholds as exclusive reliance on thresholds removes the ability of management to apply its judgment, a concept that is inherent to the analysis of impairments. All unrealized losses are reviewed to determine whether the losses are other than temporary. Management utilizes positive and negative information on an investment by investment basis to make the determination as to whether an unrealized loss is other-than-temporary. Items that are considered include: the nature of the investment, the cause or causes of the impairment, the number of investment positions that are in an unrealized loss position, the severity and duration of the impairment, industry analyst reports, credit ratings, volatility of the security’s fair value, whether the securities are backed by the U.S. Government or its agencies, the Company’s intent and ability to hold the security and other factors deemed relevant by management. Management has evaluated each security in a significant unrealized loss position. Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized. The Company has no material exposure to sub-prime mortgage loans and less than 2% of the fixed income investment portfolio is rated below investment grade.

For the year ended December 31, 2008, $2,973,000 in other than temporary impairments was realized by the Company. Of the remaining securities in loss positions at December 31, 2008, the most significant securities in a loss position were in the equity portfolio. Six securities were in accumulated loss positions for greater than 12 months. The single largest accumulated loss in the equity portfolio totaled $128,000. The second and third largest loss positions totaled $114,000 and $104,000, respectively. In evaluating whether or not the loss positions in the equity portfolio were other than temporary impairments, Management evaluated financial information on each company and reviewed analyst reports from at least two independent sources. Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were temporary impairments.

NOTE 5 - NET INVESTMENT INCOME

Major categories of investment income are summarized as follows:

	(Dollars in thousands)
	Year ended December 31,
	2008	2007

Fixed maturities	$4,679	$4,182
Equity securities	364	335
Mortgage loans on real estate	32	39
Investment real estate	65	132
Policy loans	68	63
Other, principally short-term investments	45	409
	5,253	5,160
Less: Investment expenses	342	411
Net investment income	$4,911	$4,749

An analysis of investment gains (losses) follows:	Year ended December 31,
	2008	2007
Net realized investment (losses) gains:
Fixed maturities	$179	$(85)
Equity securities	1,313	1,343
Other, principally real estate	432	235
Other than temporary impairments	(2,973)	-
	$(1,049)	$1,493

NOTE 5 - NET INVESTMENT INCOME - CONTINUED

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)
	Year ended December 31,
	2008	2007

Net change in unrealized appreciation on available-
for-sale securities before deferred tax	$(8,335)	$(1,103)
Deferred income tax	2,188	439

Net change in unrealized appreciation on available-
for-sale securities	$(6,147)	$(664)

NOTE 6 – FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact business and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

NOTE 6 – FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES - CONTINUED

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Fixed maturities available-for-sale	$58,107	$9,726	$47,729	$652
Short-term investments	-	-	-	-
Trading securities	-	-	-	-
Equity securities available-for-sale	7,569	6,836	-	733

Total Financial Assets	$65,676	$16,562	$47,729	$1,385

Financial Liabilities
Interest rate swap	$316	$-	$-	$316

Total Financial Liabilities	$316	$-	$-	$316

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

	For the year ended December 31, 2008
	Fixed Maturities	Equity Securities	Interest
(In Thousands)	Available for sale	Available for Sale	Rate Swap
Year ended December 31, 2008
Beginning balance	$702	$999	$(88)
Total gains or losses (realized and
unrealized):
Included in earnings	-	-	-
Included in other comprehensive income	(50)	(266)	(228)
Purchases, sales, issuances and settlements,
net	-	-	-
Transfers in/(out) of Level 3	-	-	-
Ending balance	$652	$733	$(316)
The amount of total gains or losses for the
period included in earnings attributable to the
change in unrealized gains or losses relating
to assets and liabilities still held as of
December 31, 2008	$-	$-	$-

For the year ended December 31, 2008, there were no assets or liabilities measured at fair values on a nonrecurring basis.

NOTE 6 – FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES - CONTINUED

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. The Company did not elect the fair value option for any eligible items.

	In Thousands of Dollars at December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets and related instruments
Debt and equity securities	$76,628	$76,671	$99,078	$98,923
Mortgage loans	502	502	492	492
Policy loans	968	968	920	920
Other invested assets	6,514	6,514	2,103	2,103

Liabilities and related instruments
Other policyholder funds	1,344	1,344	1,309	1,309
Short-term debt	-	-	900	900
Long-term debt	12,372	12,372	12,372	12,372

NOTE 7 - PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	(Dollars in Thousands)
	2008	2007
Building and improvements	$3,196	$2,994
Electronic data processing equipment	2,549	2,333
Furniture and fixtures	1,085	1,044
	6,830	6,371
Less accumulated depreciation	3,986	3,441
	$2,844	$2,930

Depreciation expense for the year ended December 31, 2008 was $454,000 ($538,000 for the year ended December 31, 2007).

NOTE 8 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 effective January 1, 2007. As of the date of adoption, the company did not have any gross unrecognized tax benefits that would exceed a materiality threshold and therefore, there was no reduction to Retained Earnings in the Company’s Consolidated Balance Sheet at January 1, 2007. The Company recognizes tax-related interest and penalties as a component of tax expense. The Company incurred $52,000 and $0 in interest and penalties as of December 31, 2008 and 2007, respectively. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2003. The Internal Revenue Service completed an examination during 2008 of the Company’s 2005 Federal Income Tax Return. No material adjustments were made as a result of this examination. No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. The Company changed from a net deferred tax liability position of $1,231,000 in 2007 to a net deferred tax asset position of $1,839,000 in 2008.

NOTE 8 - INCOME TAXES - CONTINUED

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

	(Dollars in Thousands)
	December 31,	December 31,
	2008	2007
General insurance expenses	$769	$838
Unearned premiums	1,885	1,523
Claims liabilities	337	258
Unrealized losses on securities available-for-sale	392	-
Other than temporary impairments on securities owned	734	-
Deferred tax assets	4,117	2,619

Depreciation	(118)	(158)
Deferred policy acquisition costs	(2,160)	(1,899)
Unrealized gains on securities available-for-sale	-	(1,793)
Deferred tax liabilities	(2,278)	(3,850)

Net deferred tax asset (liability)	$1,839	$(1,231)

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Year ended December 31,
	2008	2007

Federal income tax rate applied to pre-tax income	$(2,657)	$2,342
Dividends received deduction and tax-exempt interest	(137)	(196)
Other, net	184	22

Federal income tax (benefit) expense	$(2,610)	$2,168

The appropriate income tax effects of changes in temporary differences are as follows:

	Year ended December 31,
	2008	2007

Deferred policy acquisition costs	$(261)	$(154)
Other-than-temporary impairments	734	-
Unearned premiums	362	311
General insurance expenses	(69)	131
Depreciation	40	53
Claim liabilities	79	16

	$885	$357

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus". The aggregate balance in this account, $3,720,000 at December 31, 2008, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred income tax liability not recognized is approximately $1,270,000 at December 31, 2008.

NOTE 9 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt consisted of the following as of December 31, 2008 and December 31, 2007:

	(Dollars in thousands)
	2008	2007

Revolving credit facility of subsidiary National Security Insurance Company in the amount of $900. Facility used to finance office expansion project. Interest rate of Prime minus 50 basis points (6.75% at December 31, 2007) and matured in April, 2008. Unsecured.	$-	$900

Long-term debt consisted of the following as of December 31, 2008 and December 31, 2007:

	(Dollars in thousands)
	2008	2007

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$12,372	$12,372

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

On September 13, 2007, The Company entered into a 5 year swap effective September 17, 2007 with a notional amount of $3 million and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued on June 21, 2007. Commencing December 17, 2007, under the terms of the swap, the Company will pay interest at the three-month LIBOR rate plus 3.4% and receive interest at the fixed rate of 8.34%. A loss of $228,000 ($88,000 for 2007) is included in other comprehensive income related to the swap agreement.

NOTE 10 - POLICY AND CLAIM RESERVES

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense for the years ended December 31:

	(Dollars in thousands)
	2008	2007
Claims and claim adjustment expense
reserves at beginning of year	$11,973	$12,498
Less reinsurance recoverables on
unpaid losses	555	1,783
Net balances at beginning of year	11,418	10,715
Provision for claims and claim adjustment
expenses for claims arising in current year	43,284	31,831
Estimated claims and claim adjustment
expenses for claims arising in prior years	(2,374)	1,096
Total increases	40,910	32,927
Claims and claim adjustment expense
payments for claims arising in:
Current year	35,516	25,792
Prior years	4,797	6,432
Total payments	40,313	32,224
Net balance at end of year	12,015	11,418
Plus reinsurance recoverables on
unpaid losses	2,421	555
Claims and claim adjustment expense
reserves at end of year	$14,436	$11,973

The decrease in provision for claims and claim adjustment expenses for prior years (net of reinsurance recoveries) for 2008 is primarily due to reductions in incurred but not reported loss reserves on dwelling property lines of business. The 2007 increase in provision for claims and claim adjustment expenses for prior years (net of reinsurance recoveries) is primarily due to adverse loss development on Hurricane Katrina claims from the 2005 loss year. In 2007, total incurred losses from Hurricane Katrina accumulated to levels that exceeded the upper limits of the Companies catastrophe reinsurance coverage leading to additional adverse development.

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2008, the Company’s estimate of unpaid losses and adjustment expenses for hurricane related claims incurred in 2008 totaled $460,000. At December 31, 2008, the Company’s estimate of unpaid losses and adjustment expenses for hurricane related claims incurred in prior years totaled $758,000 before reinsurance ($690,000 in 2007). Because the Company has exhausted its catastrophe coverage for Hurricane Katrina any additional development will not be covered by reinsurance. The Company maintains case reserves of $594,000 for losses in excess of catastrophe reinsurance ($300,000 in 2007).

NOTE 11 – REINSURANCE

The Company’s insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term. Property and casualty reinsurance is placed on both a quota-share and excess of loss basis. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of reinsurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurers and monitor concentrations

NOTE 11 – REINSURANCE – CONTINUED

of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvencies. At December 31, 2008, the largest reinsurance recoverable of a single reinsurer was $607,000. Reinsurance receivables with a carrying value of $14,000 and prepaid reinsurance premiums of $3,000 at December 31, 2007 were associated with a single reinsurer. The amounts of recoveries pertaining to reinsurance contracts that were deducted from losses incurred during 2008 and 2007 were approximately $12,582,000 and $383,000, respectively. The Company incurred gross losses of $18,411,000 (ceded losses of $10,840,000) from covered events occurring in 2008. Amounts reported as ceded incurred losses in 2008 were related to Hurricanes Gustav and Ike as well as due to development of losses from prior year catastrophes.

The effect of reinsurance on premiums written and earned was as follows:

	(Dollars in Thousands)
	2008
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$7,049	$7,003	$61,197	$55,866
Assumed	-	-	-	-
Ceded	(47)	(47)	(6,487)	(6,558)
Net	$7,002	$6,956	$54,710	$49,308

	2007
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$6,893	$7,081	$65,004	$60,442
Assumed	-	-	-	-
Ceded	(50)	(50)	(5,211)	(5,223)
Net	$6,843	$7,031	$59,793	$55,219

NOTE 12 - EMPLOYEE BENEFIT PLAN

In 1989, the Company and its subsidiaries established a retirement savings plan (401K Plan) and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees who have completed six months of service at the beginning of any calendar quarter are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matches for 2008 and 2007 amounted to $255,000 and $229,000, respectively. The Company contributes matching contributions up to 5% of compensation subject to government limitations.

In 1987, the Company established a non-qualified deferred compensation plan for its Board of Directors. The Board members had an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award. The directors’ non-qualified deferred compensation plan was frozen on December 31, 2004, and deferrals are no longer allowed. A new non-qualified plan became effective January 1, 2006 under which directors are allowed to defer all or a portion of directors’ fees into various investment options. Costs of the deferred compensation plans for 2008 and 2007 amounted to approximately ($349,000) and ($23,000), respectively.

NOTE 13 - REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2008, NSIC’s retained earnings unrestricted for the payment of dividends in 2009 amounted to $820,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2008, NSFC’s retained earnings unrestricted for the payment of dividends in 2009 amounted to $2,678,000.

At December 31, 2008, securities with market values of $3,812,000 ($3,357,000 at December 31, 2007) were deposited with various states pursuant to statutory requirements.

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

NOTE 14 - SHAREHOLDERS’ EQUITY

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

NOTE 15 - INDUSTRY SEGMENTS

The Company and its subsidiaries operate primarily in the insurance industry. Selected balance sheet information by industry segment for the years ended December 31, 2008 and 2007 is summarized below:

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
December 31, 2008

Selected Assets
Investments	$90,132	$56,422	$33,200	$510

Reinsurance recoverable	$4,146	$4,146	$-	$-

Deferred policy acquisition costs	$9,825	$4,037	$5,788	$-

Total Assets	$124,890	$78,802	$43,653	$2,435

Total Liabilities	$90,242	$45,476	$31,627	$13,139

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
December 31, 2007

Selected Assets
Investments	$108,206	$67,322	$38,859	$2,025

Reinsurance recoverable	$917	$917	$-	$-

Deferred policy acquisition costs	$8,993	$3,312	$5,681	$-

Total Assets	$135,585	$81,354	$48,182	$6,049

Total Liabilities	$87,138	$40,259	$32,801	$14,078

NOTE 15- INDUSTRY SEGMENTS – CONTINUED

Premium revenues and operating income by industry segment for the years ended December 31, 2008 and 2007 are summarized below:

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2008
REVENUE
Net premiums earned	$56,264	$49,308	$6,956	$-
Net investment income	4,911	2,852	1,940	119
Net realized investment (losses) gains	(1,049)	372	(1,423)	2
Other income	1,107	1,047	60	-
	61,233	53,579	7,533	121

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	44,746	39,719	5,027	-
Amortization of deferred policy acquisition costs	4,344	3,312	1,032	-
Commissions	8,262	7,772	490	-
General and administrative expenses	9,101	7,265	1,614	222
Insurance taxes, licenses and fees	1,447	1,159	288	-
Interest expense	1,147	1	61	1,085
	69,047	59,228	8,512	1,307

Loss Before Income Taxes	(7,814)	(5,649)	(979)	(1,186)

INCOME TAX EXPENSE (BENEFIT)
Current	(3,495)	(2,919)	(281)	(295)
Deferred	885	867	161	(143)
	(2,610)	(2,052)	(120)	(438)

NET LOSS	$(5,204)	$(3,597)	$(859)	$(748)

NOTE 15- INDUSTRY SEGMENTS – CONTINUED

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2007
REVENUE
Net premiums earned	$62,250	$55,219	$7,031	$-
Net investment income	4,749	2,823	1,796	130
Net realized investment gains	1,493	1,350	143	-
Other income	1,071	1,065	6	-
	69,563	60,457	8,976	130

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	37,678	32,189	5,489	-
Amortization of deferred policy acquisition costs	2,559	3,274	(715)	-
Commissions	9,353	7,788	1,565	-
General and administrative expenses	9,679	6,580	2,168	931
Insurance taxes, licenses and fees	2,325	2,032	293	-
Interest expense	1,080	-	68	1,012
	62,674	51,863	8,868	1,943

Income Before Income Taxes and Minority Interest	6,889	8,594	108	(1,813)

INCOME TAX EXPENSE (BENEFIT)
Current	1,811	1,718	734	(641)
Deferred	357	869	(603)	91
	2,168	2,587	131	(550)

Income From Continuing Operations	4,721	6,007	(23)	(1,263)
Net Income from Discontinued Operations	1,319	-	-	1,319

NET INCOME	$6,040	$6,007	$(23)	$56

NOTE 16 - CONTINGENCIES

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

NOTE 17– DISCONTINUED OPERATIONS

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

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during 2008 was $1,085,000 ($1,080,000 in 2007). Cash paid for income taxes in 2008 was $500,000 ($2,330,000 in 2007). In 2007, significant noncash transactions included $1,781,000 reduction in accounts receivable of discontinued operations; $428,000 reduction of inventory of discontinued operations; $8,844,000 reduction in property and equipment of discontinued operations; and $9,409,000 reduction of notes payable of discontinued operations.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
(Dollars in Thousands)

	December 31, 2008			December 31, 2007

			Amount per			Amount per
		Fair	the Balance		Fair	the Balance
	Cost	Value	Sheet	Cost	Value	Sheet
Securities Held to Maturity:

United States government . . . . . . . . . . .	$4,387	$4,435	$4,387	$8,742	$8,770	$8,742
States, municipalities and
political subdivisions . . .	2,141	2,161	2,141	2,710	2,703	2,710
Mortgage backed securities . . . . . . . . . . .	4,087	4,066	4,087	5,399	5,216	5,399
Private label mortgage backed securities . .	249	248	249	289	290	289
Public Utilities . . . . . . . . . . . . . . . . . . .	-	-	-	-	-	-
Industrial and Miscellaneous . . . . . . . . .	88	85	88	170	176	170
Total Securities Held to Maturity . . . . . . .	$10,952	$10,995	$10,952	$17,310	$17,155	$17,310

Securities Available for Sale:

Equity Securities:
Public utilities . . . . . . . . . . . . . . . . . .	$-	$-	$-	$-	$-	$-
Banks and insurance companies . . . . . .	1,256	1,699	1,699	1,918	3,900	3,900
Industrial and all other . . . . . . . . . . . . . .	4,211	5,870	5,870	5,717	11,091	11,091
Total equity securities . . . . . . . . . . . . .	$5,467	$7,569	$7,569	$7,635	$14,991	$14,991

Debt Securities:
United States government . . . . . . . . . . .	$9,551	$9,983	$9,983	$23,118	$23,379	$23,379
States, municipalities and
political subdivisions . . .	13,401	12,607	12,607	10,144	10,035	10,035
Mortgage backed securities . . . . . . . . . . .	11,101	11,334	11,334	12,486	12,342	12,342
Private label mortgage backed securities . .	6,590	5,223	5,223	6,275	6,124	6,124
Public Utilities . . . . . . . . . . . . . . . . . . .	549	554	554	1,944	1,852	1,852
Industrial and Miscellaneous . . . . . . . . .	20,604	18,406	18,406	13,421	13,045	13,045
Total Debt Securities . . . . . . . . . . . . . .	$61,796	$58,107	$58,107	$67,388	$66,777	$66,777

Total Available for Sale . . . . . . . . .	$67,263	$65,676	$65,676	$75,023	$81,768	$81,768

Total Securities . . . . . . . . . . . . . . ..	$78,215	$76,671	$76,628	$92,333	$98,923	$99,078
Trading Securities. . . . . . . . . . . . . . . . .. . . . . . .	354	253	253	225	237	237
Receivable for securities. . . . . . . . . . . . .	513	513	513	-	-	-
Mortgage loans on real estate . . . . . . . . . . . . .	502	502	502	492	492	492
Investment real estate . . . . . . . . . . . . . . . . . . . .	4,754	4,754	4,754	4,586	4,586	4,586
Policy loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .	968	968	968	920	920	920
Other invested assets. . . . . . . . . . . . . . . . . . . .	6,514	6,514	6,514	2,103	2,103	2,103
Short term investments . . . . . . . . . . . . . . . . . . .	-	-	-	1,027	-	1,027
Total investments . . .	$91,820	$90,175	$90,132	$101,686	$107,261	$108,443

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2008	2007
Assets
Cash	$454	$832
Investment in subsidiaries (equity method)
eliminated upon consolidation	45,380	55,991
Other assets	2,269	5,515

Total Assets	$48,103	$62,338

Liabilities and Shareholders' Equity
Accrued general expenses	$1,083	$1,519
Notes payable	12,372	12,372

Total Liabilities	13,455	13,891

Total Shareholders' Equity	34,648	48,447

Total Liabilities and Shareholders' Equity	$48,103	$62,338

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(Amounts in thousands)
	For the Years Ended
	December 31,
	2008		2007
Income

Dividends (eliminated upon consolidation)	$-		$3,000
Other income	119		316
	$119	#	3,316

Expenses
State taxes	1		1
Other expenses	1,300		1,978
	1,301		1,979
Income before income taxes and equity in
undistributed earnings of subsidiaries	(1,182)		1,337
Income tax (benefit) expense	(437)		129

(Loss) Income before equity in undistributed earnings
of subsidiaries and discontinued operations	(745)		1,208
Equity in undistributed (losses) earnings of subsidiaries	(4,459)		3,513
Net income from discontinued operations	-		1,319

Net (loss) income	$(5,204)		$6,040

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	For the Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
(Loss) income from continuing operations	$(5,204)	$4,721
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	4,459	(3,513)

Change in other assets	3,246	(2,091)
Change in other liabilities	(659)	169
Net cash provided by (used in)
operating activities	1,842	(714)

Cash flows from investing activities:
Net cash provided by investing activities of discontinued operations	-	2,700
Net cash provided by
investing activities	-	2,700

Cash flows from financing activities:
Proceeds from notes payable	-	3,093
Payments on notes payable	-	(2,171)
Cash dividends	(2,220)	(2,220)
Net cash used in
financing activities	(2,220)	(1,298)

Net (decrease) increase in cash and cash equivalents	(378)	688

Cash at beginning of year	832	144

Cash at end of year	$454	$832

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Information of Registrant

Note 1-Basis of Presentation
Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed
Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that this Condensed Financial Information be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the
Registrant's Annual Report as referenced in Form 10-K, Part II, Item 8, page 40.

Note 2-Cash Dividends from Subsidiaries
No dividends were received from subsidiaries during 2008. In 2007, dividends of $3.0 million were paid to the
Registrant by its subsidiaries.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
(Amounts in thousands)

				Deferred	Future
				Acquisition	Policy	Unearned
				Costs	Benefits	Premiums
At December 31, 2008:
Life and accident and health insurance . . . . . . . . . . . . . .				$5,788	$29,770	$44
Property and casualty insurance . . . . . ... . . . . . . . . . . . .				4,037	-	27,720
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .				$9,825	$29,770	$27,764

At December 31, 2007:
Life and accident and health insurance . . . . . . . . . . . . . .				$5,681	$29,072	$-
Property and casualty insurance . . . . . ... . . . . . . . . . . . .				3,312	-	22,442
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .				$8,993	$29,072	$22,442

					Commissions,
				Benefits,	Amortization	General
				Claims,	of Deferred	Expenses,
		Net		Losses and	Policy	Taxes,
	Premium	Investment	Other	Settlement	Acquisition	Licenses
	Revenue	Income	Income	Expenses	Costs	and Fees
For the year ended December 31, 2008:
Life and accident and health insurance	$6,956	$1,940	$60	$5,027	$1,522	$1,963
Property and casualty insurance . . . . . .	49,308	2,852	1,047	39,719	11,084	8,425
Other . . . . . . . . .	-	119	-	-	-	160
Total . . . .. . . .	$56,264	$4,911	$1,107	$44,746	$12,606	$10,548

For the year ended December 31, 2007:
Life and accident and health insurance	$7,031	$1,796	$6	$5,489	$850	$2,529
Property and casualty insurance . . . . . .	55,219	2,823	1,065	32,189	11,062	8,612
Other . . . . . . . . .	-	130	-	-	-	863
Total . . . .. . . .	$62,250	$4,749	$1,071	$37,678	$11,912	$12,004

Note: Investment income and other operating expenses are reported separately by segment and not allocated.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Amounts in thousands)

					Percentage
		Ceded	Assumed		of Amount
	Gross	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2008
Life insurance in force . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$214,160	$10,115	$-	$204,045	0.00%

Premiums:
Life insurance and accident and health insurance . . . .	7,003	47	-	6,956	0.00%
Property and casualty insurance . . . . . . . . . . . . . . . . . .	55,866	6,558	-	49,308	-

Total premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$62,869	$6,605	$-	$56,264	0.00%

For the year ended December 31, 2007
Life insurance in force . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$240,691	$11,061	$-	$229,630	0.00%

Premiums:
Life insurance and accident and health insurance . . . ..	7,081	50	-	7,031	0.00%
Property and casualty insurance . . . . . . . . . . . . . . . . ..	60,442	5,223	-	55,219	-

Total premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$67,523	$5,273	$-	$62,250	0.00%

The National Security Group, Inc

Schedule V — Allowance for Uncollectible Premiums and Other Receivables
For the years ended December 31, 2008 and 2007

	2008	2007
	(Dollars in thousands)

Balance, January 1	$110	$120
Additions	0	0
Deletions	51	10

Balance, December 31	$59	$110

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Current Reports on Form 8-K for events occurring on December 18, 2008 regarding the appointment of new auditors for the year ended December 31, 2009 is incorporated by reference.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

JACK E. BRUNSON (51) has served as a director since 1999 and as President of NSFC since 1997. He also serves on the Boards of Directors of NSFC and Omega. He joined the Company in 1982. Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (50) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He also holds the position of President of NSIC. He joined the Company in 1983. Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega. Mr. Brunson is a member of the Alabama State Bar.

BRIAN R. MCLEOD (40) currently serves as Vice President of Finance & Operations, CFO and Treasurer of the Company. From 1992-2002 he served as controller. He joined the Company in 1992. Mr. McLeod is a Director of NSIC, NSFC, Omega and NATSCO. Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama. Mr. McLeod is a Certified Public Accountant.

MICKEY L. MURDOCK (66) has served as a director since 1976 and is currently Senior Vice President of NSIC. From 2002 to 2007 he served as Chief Operating Officer of the Company. From 1982 to 2002 he served as Chief Financial Officer and Treasurer of the Company. Prior to that time, he served as Vice President and Controller of the Company. He joined the Company in 1970. Mr. Murdock is a Director of NSIC, NSFC, Omega and NATSCO. Mr. Murdock is also a director of PowerSouth Energy Cooperative in Andalusia, Alabama. Mr. Murdock is a Certified Public Accountant.

The information contained in The National Security Group’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 15th, 2009 with respect to directors of the Company and Corporate Governance, is incorporated herein by reference in response to this item.

The information contained in The National Security Group’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 15th, 2009 with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained in The National Security Group’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 15th, 2009 with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained in The National Security Group’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 15th, 2009, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in The National Security Group’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 15th, 2009, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information contained in The National Security Group’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 15th, 2009, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information contained in The National Security Group’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 15th, 2009, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:

• Report of Independent Registered Public Accounting Firm

• Consolidated Statements of Income – Years ended December 31, 2008 and 2007

• Consolidated Balance Sheets – December 31, 2008 and 2007

• Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2008 and 2007

• Consolidated Statements of Cash Flows – Years ended December 31, 2008 and 2007

• Consolidated Notes to the Financial Statements

2. Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.

Schedule I	Summary of Investments
Schedule II	Condensed Financial Information of the Registrant
Schedule III	Supplementary Insurance Information (Consolidated)
Schedule IV	Reinsurance (Consolidated)
Schedule V	Allowance for Uncollective Premiums and Other Receivables (Consolidated)

3.	Exhibits filed as part of this Form 10-K:

11.	Computation of Earnings Per Share Filed Herewith, See Note 1 to Consolidated Financial
Statements.

14.	Code of Ethics, see additional information in Part 1, Item 1 of this report.

21.	Subsidiaries of the registrant.

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

32.	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

(b)	During the last fiscal quarter of the period covered by this Report, the Company filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Description

October 21, 2008	October 21, 2008	Press release regarding revised estimtaes of hurricane losses.
October 21, 2008	October 21, 2008	Press release announcing quarterly dividend and change in dividend policy.
October 31, 2008	October 30, 2008	Press release announcing financial results for period ended September 30, 2008.
December 23, 2008	December 23, 2008	Press release announcing change in auditor after completion of December 31, 2008 audit.
December 23, 2008	December 23, 2008	Press release announcing appointment of auditor for December 31, 2009 audit.

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

Date: March 27, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 27, 2009.

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

Dated: March 27, 2009

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

Dated: March 27, 2009

/s/ Brian R. McLeod
Brian R. McLeod
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  We, W. L. Brunson, Jr., President and Chief Executive Officer of The National Security Group, Inc. and Brian R. McLeod, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1) The Annual Report on Form 10-K of the Company for the annual period December 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William L. Brunson, Jr.
William L. Brunson, Jr.
President and Chief Executive Officer

/s/Brian R. McLeod
Brian. R. McLeod
Chief Financial Officer

Dated: March 27, 2009