Form 10-Q
period 2009-03-31
NATIONAL SECURITY GROUP INC
filed 2009-05-15
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2009

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

Registrant's Telephone Number including Area Code (334) 897-2273

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Act). (Check One) :

   Large accelerated filer ☐        Accelerated filer ☐                 Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding May 15, 2009
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
ASSETS	2009	2008
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2009 - $8,210;
2008 - $10,995)	$8,074	$10,952
Fixed maturities available-for-sale, at estimated fair value (cost: 2009 - $66,294;
2008- $61,796)	62,184	58,107
Equity securities available-for-sale, at estimated fair value (cost: 2009 - $5,467
2008 - $5,467)	7,107	7,569
Trading securities	244	253
Receivable for securities sold	-	513
Mortgage loans on real estate, at cost	853	502
Investment real estate, at book value (accumulated depreciation: 2009 - $18; 2008 - $18)	4,781	4,754
Policy loans	989	968
Company owned life insurance	4,264	1,957
Other invested assets	4,499	4,557

Total Investments	92,995	90,132

Cash	516	3,027
Accrued investment income	899	804
Policy receivables, less allowance for credit losses (2009 - $62; 2008 - $59)	8,834	9,179
Reinsurance recoverable	4,393	4,146
Deferred policy acquisition costs	9,954	9,825
Property and equipment, net	2,712	2,844
Deferred income tax asset	1,940	1,839
Accrued income tax recoverable	1,607	2,321
Other assets	1,204	773

Total Assets	$125,054	$124,890

	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2009	2008
	(unaudited)

Property and casualty benefit and loss reserves	$12,739	$14,436
Accident and health benefit and loss reserves	1,060	1,222
Life and annuity benefit and loss reserves	28,291	28,045
Unearned premiums	26,915	27,764
Policy and contract claims	562	503
Other policyholder funds	1,360	1,344
Long-term debt	12,372	12,372
Other liabilities	6,710	4,556

Total Liabilities	90,009	90,242

Contingencies	-	-

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 10,000,000 shares authorized
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive loss	(2,225)	(1,511)
Retained earnings	29,852	28,741

Total Shareholders' Equity	35,045	34,648

Total Liabilities and Shareholders' Equity	$125,054	$124,890

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months
	Ended March 31
	2009	2008

REVENUES
Net premiums earned	$15,220	$16,586
Net investment income	1,237	1,321
Net realized investment gains	1	66
Other income	141	321

Total Revenues	16,599	18,294

EXPENSES
Policyholder benefits paid or provided	7,792	10,560
Policy acquisition costs	3,092	3,253
General insurance expenses	2,704	2,615
Insurance taxes, licenses and fees	457	494
Interest expense	277	286
Total Expenses
	14,322	17,208

Income Before Income Taxes	2,277	1,086

INCOME TAX EXPENSE
Current	712	711
Deferred	84	(407)
	796	304

Net Income	1,481	782

EARNINGS PER COMMON SHARE	$0.60	$0.32

DIVIDENDS DECLARED PER SHARE	$0.150	$0.225

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share amounts)

			Accumulated
			Other		Additional
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2008	$34,648	$28,741	$(1,511)	$2,467	$4,951

Comprehensive Income
Net income three months ended 3/31/2009	1,481	1,481
Other comprehensive loss (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $3	(699)		(699)
Unrealized loss on interest rate swap	(15)		(15)

Total Comprehensive Income	767

Cash dividends	(370)	(370)

Balance at March 31, 2009 (Unaudited)	$35,045	$29,852	$(2,225)	$2,467	$4,951

The Notes to the Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months
	Ended March 31,
	2009	2008

Cash Flows from Operating Activities
Net income	$1,481	$782
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Change in receivable for securities sold	513	-
Change in accrued investment income	(95)	(74)
Change in reinsurance recoverables	(247)	189
Change in deferred policy acquisition costs	(129)	47
Change in accrued income taxes	714	(289)
Change in deferred income tax asset	84	407
Depreciation expense	141	123
Change in policy liabilities and claims	(2,058)	1,183
Other, net	1,810	(751)
Net cash provided by operating activities	2,214	1,617

Cash Flows from Investing Activities
Cost of investments acquired	(11,600)	(10,620)
Sale and maturity of investments	7,238	11,917
(Purchase) sale of property and equipment	(9)	(1,256)

Net cash provided by used in investing activities	(4,371)	41

Cash Flows from Financing Activities
Change in other policyholder funds	16	(4)
Change in notes payable	-	-
Dividends paid	(370)	(555)
Net cash used in financing activities	(354)	(559)

Net change in cash and cash equivalents	(2,511)	1,099

Cash and cash equivalents, beginning of period	3,027	3,299

Cash and cash equivalents, end of period	$516	$4,398

The Notes to the Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO). NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (OMEGA). All significant intercompany transactions and accounts have been eliminated. The consolidated financial statements have been prepared in accordance with accounting standards generally accepted in the United States (GAAP). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the December 31, 2008 Form 10-K of the Company.

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

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total shareholders' equity or net income as previously reported.

(b)	Recently Issued Accounting Standards

FASB Staff Position (FSP) EITF 99-20-1,Amendments to the Impairment Guidance of EITF Issue No.99-20, was issued in January 2009 to amend the impairment guidance in EITF Issue No. 99-20,Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets . EITF 99-20 specifies that an impairment is considered other-than-temporary if, based on an estimate of cash flows that a market participant would use in determining the current fair value, there has been an adverse change in those estimated cash flows. FSP EITF 99-20-1 alters this guidance by specifying that an impairment be considered other-than-temporary if it is "probable" there has been an adverse change in the holder's estimated cash flows from those previously projected. The National Security Group, Inc. adopted FSP EITF 99-20-1 as of December 31, 2008 and considered the guidance provided therein in its impairment evaluations performed as of December 31, 2008 and March 31, 2009. There was no material effect from adoption.

Note 2 – Reinsurance

NSFC, OMEGA and NSIC wholly owned subsidiaries of the Company, reinsure certain portions of insurance risk, which exceed various retention limits. NSFC, OMEGA, and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations. The most significant of our reinsurance contracts, our catastrophe reinsurance protection, was renewed on January 1, 2009. We maintain a $3.5 million deductible under the catastrophe reinsurance program with single event coverage up $57.5 million with one reinstatement.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

We maintain reinsurance in four layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	95% of $ 6,500,000 in excess of $ 3,500,000
Second Layer	95% of $ 7,500,000 in excess of $10,000,000
Third Layer	100% of $25,000,000 in excess of $17,500,000
Fourth Layer	100% of $15,000,000 in excess of $42,500,000

Total Coverage $57,500,000

Note 3 – Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending March 31, 2009 and 2008 were 2,466,600.

Note 4 – Changes in Shareholder's Equity

During the three months ended March 31, 2009 and 2008, there were no changes in shareholders' equity except for net income of $1,481,000 and $782,000, respectively; dividends paid of $370,000 and $555,000, respectively; and changes in accumulated other comprehensive loss, principally accumulated unrealized investment gains, net of applicable taxes, of $(714,000) and $(1,183,000), respectively.

Note 5 – Income Taxes

The Company recognizes tax-related interest and penalties as a component of tax expense. The Company incurred $0 in interest and penalties as of both March 31, 2009 and December 31, 2008. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2003. The Internal Revenue Service completed an examination during 2008 of the Company's 2005 Federal Income Tax Return. No material adjustments were made as a result of this examination. No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Quarter ended March 31,
	2009	2008

Federal income tax rate applied to pre-tax income	$774	$369
Dividends received deduction and tax-exempt interest	(63)	(69)
Other, net	85	4

Federal income tax expense	$796	$304

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

(in thousands)

	March 31,	December 31,
	2009	2008
General insurance expenses	$764	$769
Unearned premiums	1,827	1,885
Claims liabilities	296	337
Unrealized losses on securities available-for-sale	577	392
Other than temporary impairments on securities owned	734	734
Deferred tax assets	$4,198	$4,117

Depreciation	$(101)	$(118)
Deferred policy acquisition costs	(2,157)	(2,160)
Unrealized gains on securities available-for-sale	-	-
Deferred tax liabilities	$(2,258)	$(2,278)

Net deferred tax asset	$1,940	$1,839

The appropriate income tax effects of changes in temporary differences are as follows:

(in thousands)

	Quarter ended March 31,
	2009	2008

Deferred policy acquisition costs	$3	$16
Unearned premiums	(58)	(449)
General insurance expenses	(5)	71
Depreciation	17	(19)
Claim liabilities	(41)	(26)

	$(84)	$(407)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Note 6 –Long-Term Debt

Long-term debt consisted of the following as of March 31, 2009 and December 31, 2008:

( in thousands)

	2009	2008
Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$12,372	$12,372

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

On September 13, 2007, the Company entered into a 5 year swap effective September 17, 2007 with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued on June 21, 2007. Commencing December 17, 2007, under the terms of the swap, the Company will pay interest at the three-month LIBOR rate plus 3.4% and receive interest at the fixed rate of 8.34%. A valuation loss of $331,000 is included in accumulated other comprehensive income related to the swap agreement.

On March 19, 2009, the Company entered into a forward swap effective September 17, 2012, which will also hedge against changes in cash flows following the termination of the 5 year swap agreement discussed previously. Commencing September 17, 2012, under the terms of the forward swap, the Company will pay interest at the three-month LIBOR rate plus 3.4% and receive interest at the fixed rate of 7.02%. This forward swap will effectively fix the interest rate on $3,000,000 in debt until September of 2019.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

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

The Company's property & casualty subsidiaries are defending a number of matters filed in the aftermath of Hurricanes Katrina and Rita in Mississippi, Louisiana and Alabama. These actions include individual lawsuits and purported statewide class action lawsuits, although to date no class has been certified in any action. These actions make a number of allegations of underpayment of hurricane-related claims,  including allegations that the flood exclusion found in the Company's subsidiaries' policies, and in certain actions other insurance companies' policies, is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage sustained. The various suits seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief. All of these matters are in various stages of development and the Company's subsidiaries intend to vigorously defend them. The outcome of these disputes is currently uncertain.

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

Note 8 – Fair Value of Financial Assets and Financial Liabilities

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

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities consist of money market fund deposits and certain of our marketable debt and equity instruments, including equity instruments offsetting deferred compensation, that are traded in an active market with sufficient volume and frequency of transactions.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Financial Assets
Fixed maturities available-for-sale	$62,184	$8,822	$52,791	$571
Trading securities	244	244	-	-
Equity securities available-for-sale	7,107	6,374	-	733

Total Financial Assets	$69,535	$15,440	$52,791	$1,304

Financial Liabilities
Interest rate swap	$331	$-	$-	$331

Total Financial Liabilities	$331	$-	$-	$331

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009:

	For the quarter ended March 31, 2009
	Fixed Maturities Available-for-Sale	Equity Securities Available-for-Sale	Interest Rate Swap
(In Thousands)

Beginning balance	$652	$733	$(316)
Total gains or losses (realized and
unrealized):
Included in earnings	-	-	-
Included in other comprehensive income	(81)	-	(15)
Purchases, sales, issuances and settlements,
net	-	-	-
Transfers in/(out) of Level 3	-	-	-
Ending balance	$571	$733	$(331)
The amount of total gains or losses for the
period included in earnings attributable to the
change in unrealized gains or losses relating
to assets and liabilities still held as of
March 31, 2009	$-	$-	$-

For the quarter ended March 31, 2009, there were no assets or liabilities measured at fair values on a nonrecurring bases.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. The Company did not elect the fair value option for any eligible items.

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is exposed to certain risks in the normal course of its business operations. The primary risk that is managed through the use of derivatives is interest rate risk on floating rate borrowings. This risk is managed through the use of interest rate swaps which are designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss on the interest rate swap is included as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings. The Company does not hold or issue derivatives that are not designated as hedging instruments.

The Company's interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position. The aggregate fair value of interest rate swaps in a net liability position on March 31, 2009 is $331,000 for which the Company has posted collateral of $449,000. The fair value of the interest rate swap in a net liability position is included in Other Liabilities on the balance sheet.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Note 9 – Segments

The Company's property and casualty insurance operations comprise one business segment. The property and casualty insurance segment consists of seven lines of business:  dwelling fire and extended coverage, homeowners (including mobile homeowners), ocean marine, other liability, private passenger auto liability, commercial auto liability and auto physical damage. Management organizes the business utilizing a niche strategy focusing on lower valued dwellings as well as higher risk automobile products. Our Chief Operating Decision Makers (President, Chief Financial Officer and Chief Executive Officer) review results and operating plans making decisions on resource allocations on a company-wide basis. The Company's products are primarily produced through agents within the states in which we operate.

The Company's life and accident and health operations comprise the second business segment. The life and accident and health insurance segment consists of two lines of business: traditional life insurance and accident and health insurance.

The following table presents the Company's gross premiums written and earned for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended
	March 31,
	2009	2008
Gross premiums written:
Life, accident and health operations:
Traditional life insurance	$1,348	$1,393
Accident and health insurance	431	381
Total life, accident and health	1,779	1,774

Property and Casualty operations:
Dwelling fire & extended coverage	7,028	10,845
Homeowners (Including mobile homeowners)	6,841	10,246
Ocean marine	294	156
Other liability	355	529
Private passenger auto liability	144	457
Commercial auto liability	159	144
Auto physical damage	91	169
Reinsurance premium ceded	(1,528)	(1,213)
Total property and casualty	13,384	21,333

Total premiums written	$15,163	$23,107

Gross premiums earned:
Life, accident and health operations:
Traditional life insurance	$1,397	$1,479
Accident and health insurance	444	380
Total life, accident and health	1,841	1,859

Property and Casualty operations:
Dwelling fire & extended coverage	7,028	7,087
Homeowners (Including mobile homeowners)	6,841	7,257
Ocean marine	294	388
Other liability	355	388
Private passenger auto liability	144	479
Commercial auto liability	158	144
Auto physical damage	91	198
Reinsurance premium ceded	(1,532)	(1,214)
Total property and casualty	13,379	14,727

Total premiums earned	$15,220	$16,586

REVIEW REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of March 31, 2009, and the related condensed consolidated statements of income, shareholders’ equity and cash flows for the three-month period ended March 31, 2009. These condensed consolidated financial statements are the responsibility of the Company’s management. The condensed consolidated statements of income and cash flows for the three-month period ended March 31, 2008 were reviewed by other auditors whose review report dated May 15, 2008, was included the Form 10-Q for the quarterly period ended March 31, 2008, as filed with the Securities and Exchange Commission.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements as of and for the three-month period ended March 31, 2009 for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet of The National Security Group, Inc as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited in accordance with auditing standards of the Public Company Accounting Oversight Board by other auditors whose report dated March 27, 2009 was included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, and expressed an unqualified opinion on those consolidated financial statements. The information set forth in the accompanying condensed balance sheet as of December 31, 2008 was derived from those consolidated financial statements.

/s/ Warren, Averett, Kimbrough & Marino, LLC

Birmingham, Alabama

May 15, 2009

Item 2.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of March 31, 2009, compared with December 31, 2008 and its results of operations and cash flows for the quarter ending March 31, 2009, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See "Cautionary Statement Regarding Forward-Looking Statements" contained on Page 4included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.

The reader is assumed to have access to the Company's 2008 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 7 of this form 10-Q.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. The Company operates in eleven states with over 60% of total premium revenue generated in the states of Alabama and Mississippi. Over 91.5% of total premium revenue is generated from dwelling property (fire and extended coverage), homeowners and mobile homeowners lines of business. Property and casualty insurance is the most significant segment accounting for 88.3% of total insurance premium revenue in the first quarter of 2009.

Our first quarter 2009 net income was up 89% compared to the first quarter of 2008. Net income increased from $782,000 in 2008 to $1,481,000 in 2009. The primary contributing factor to the increase was the $2.8 million decline in policyholder benefits paid or provided due to a decrease in storm related claims in our property and casualty subsidiary.

The property and casualty segment ended the first quarter of 2009 with losses related to catastrophes down from $1,816,000 in 2008 to $546,000 in 2009. The primary reason for the decline was the significant reduction in wind and tornado related storm events in 2009 as compared to the same period last year. Through the first quarter of 2008, five storms classified as catastrophes had affected eight of the states where the property and casualty subsidiaries conduct business. In comparison, the first quarter of 2009 had only two catastrophe related weather events affecting the property and casualty segment which caused significantly less damage than storms in 2008.

Premium revenue decreased 8.23% for the first quarter of 2009 compared to the first quarter of 2008. Premium revenue declines for 2009 are expected to continue and will likely fall in the range of 6% to 9% for the year. The decline in premium revenue is primarily attributable to the current recessionary economic environment as policy lapse rates have increased and a drop in new business production has occurred. We expect the trend of moderate declines in premium revenue to continue through the remainder of 2009. In addition to an unfavorable economic environment, our reduced capital position has limited our ability to retain levels of current property insurance exposure in coastal areas. Reducing our coastal exposure will lead to further declines in premium revenue but will reduce risk of additional insurance claims related capital deterioration.

CONSOLIDATED RESULTS OF OPERATIONS

     Premium revenues:

 The primary component of our revenues is insurance premium revenue generated by our life and P&C insurance operations. Life segment revenue consists of life, accident and health insurance policies issued in the states of Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas. P&C segment revenue consists primarily of dwelling fire, homeowners, and private passenger auto insurance but we also offer commercial auto and ocean marine insurance in select markets. The P&C segment operates in the states of Alabama, Arkansas, Florida (ocean marine only), Georgia, Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, South Carolina, Tennessee, Texas and West Virginia.

The following table sets forth premium revenue by major line of business for the three months ended March 31, 2009 compared to the same period last year:

	Three months ended March 31,		Percent
	2009	2008	increase (decrease)

Life, accident and health operations:
Traditional life insurance	$1,397,000	$1,479,000	(5.54)%
Accident and health insurance	444,000	380,000	16.84%
Total life, accident and health	1,841,000	1,859,000	(0.97)%

Property and Casualty operations:
Dwelling fire & extended coverage	7,028,000	7,087,000	(0.83)%
Homeowners (Including mobile homeowners)	6,841,000	7,257,000	(5.73)%
Ocean marine	294,000	388,000	(24.23)%
Other liability	355,000	388,000	(8.51)%
Private passenger auto liability	144,000	479,000	(69.94)%
Commercial auto liability	158,000	144,000	9.72%
Auto physical damage	91,000	198,000	(54.04)%
Reinsurance premium ceded	(1,532,000)	(1,214,000)	26.19%
Total property and casualty	13,379,000	14,727,000	(9.15)%

Total earned premium revenue	$15,220,000	$16,586,000	(8.24)%

The Company ended the first quarter of 2009 with premium revenue of $15,220,236; down from $16,586,059 in 2008 to for an overall decline of 8.23%. While revenue in both segments was down, the property and casualty segment showed the largest decreases as compared to first quarter 2008. The following provides information related to the declines for both the life segment and the property and casualty segment.

Premium revenue in the life segment accounts for 12.1% of total premium income of the Company. NSIC has two primary methods of distribution of insurance products, employee agents and independent agents. Employee agents consist largely of home service agents that sell policies and collect premium primarily in the insured's home. Revenue from business in-force serviced by home service agents accounted for 33.4% of total NSIC premium revenue for the quarter. This has been the primary method of product distribution for NSIC since it's founding in 1947. Independent agents now account for over 87% of all new business production in NSIC. Revenue from business in-force serviced by independent agents now accounts for 60% of total NSIC premium revenue. Premium revenue generated from the servicing of discontinued books of business and inactive programs contributed approximately 3.7% of total revenue in the life segment during the first quarter of 2009 compared to approximately 9.9% for the same period last year.

Premium revenue in NSIC consists of traditional life insurance products and supplemental accident and health products. The preceding table presents the breakdown of premium revenue for the life segment between traditional life insurance products which decreased 5.58% and the accident and health insurance products which increased 16.96% compared to first quarter of 2008. The independent agent distribution channel produced slightly more than 10% of the first quarter 2009 revenue for the life segment which was comparable to the 9.95% contribution for the same period last year. As mentioned previously, premium revenue generated by the home service distribution channel declined as a percentage of total NSIC premium revenue. As compared to first quarter of 2008, premium revenue from the home service distribution channel in 2009 was down 6.3%. We will continue to maintain the home service distribution method but it is expected to continue to decline at a modest pace of 5% to 8% during 2009.

Premium revenue in the property and casualty segment was down for the first quarter of 2009 compared to 2008. The P&C segment ended March 2008 with net premiums earned of $14,727,230 compared to $13,379,501 for 2009; a decline of 9.15%. The primary reason for the decrease was the slower growth rate experienced by the P&C companies related to new business production. The decline, which is partially a result of the economic constraints imposed on the middle and lower income households we serve, is expected to continue during 2009.

The Company is conducting in depth reviews of risk concentrations primarily in Alabama and Louisiana coastal areas which may leave the Company susceptible to substantial losses in the wake of a large catastrophic event. Management continues to monitor this information and is making changes necessary to limit exposure. Several measures have already been implemented including reducing new business writing by several agents to limit the coastal exposure in both Louisiana and Alabama. Because of the measures taken by the company to encourage slower growth and more profitable business, net premiums earned will likely continue to be down with the expected range between 6% and 9% for 2009.

The property and casualty segment experienced declines in premium revenue in all lines of business with the exception of the commercial auto program. The property lines of business consist of our dwelling program and homeowners program which showed year to date declines in premium revenue of .83% and 5.73%, respectively. The declines experienced in these programs will persist throughout the year as we continue to seek reductions of coastal business to mitigate risk. The overall weakened economy will also play a role in the continued reduction of premium revenue during the year.

Reinsurance premium ceded increased 26.19% in the first quarter of 2009 compared to the same period last year. The primary reason for the increase relates to the rate increases we experienced from 2008 to 2009. The cost of the coverage provided under our catastrophe reinsurance contract for the first three layers increased over 33% as compared to the rates paid for the same period last year. Our retention remained unchanged for 2009 with a $3.5 million deductible and coverage up to $57.5 million for a single event with one reinstatement.

As mentioned in the overview of this discussion, we expect our overall premium revenue to remain in a decline mode with an overall annual decrease of 6% to 9% as compared to the same period last year. The personal lines property and casualty insurance business, in which 88% of total premium revenue is derived, has historically been cyclical in nature with periods of intense price competition among insurers followed by periods of increased pricing flexibility. P&C margins were compressed in the first quarter of 2009 due to the price increases in our catastrophe coverage and the lag time in our ability to increase our rates. Also, due to regulatory hurdles in developing rates and submitting to various state regulatory agencies, we are unable to adjust the rates we charge as rapidly as reinsurance companies can adjust the rates we pay for catastrophe reinsurance. We have attempted to proactively manage our premium rate adjustments in order to minimize lag time between rate increases we incur on our catastrophe reinsurance and rate adjustments we obtain as a result of these increases. Because we have to obtain rate adjustments in each state in which we operate, we have had mixed results in relation to our ability to obtain quick and adequate rate adjustments.

Net investment income:

Net investment income decreased from $1,321,000 in the first quarter of 2008 to $1,237,000 in the first quarter of 2009; a 6% decline. A decline in invested assets in the first quarter of 2009 compared to the first quarter of 2008 is the primary factor leading to the decline in invested assets. Invested assets were down compared to the same quarter last year due to increased claims activity from hurricanes Gustav and Ike. Claims settlements from these two storms reduced cash flow available for investment and reduced invested assets in the third and fourth quarters of 2008.

Realized capital gains and losses:

Realized capital gains were $1,094 during the first quarter of 2009 compared to $66,000 for the same period last year. Realized capital gains are subject to significant fluctuations from quarter to quarter and year to year depending on prevailing market conditions and changes in investment mix.

Other income:

Other income was $141,000 for the first quarter of 2009 compared to $321,000 for the first quarter of 2008; a decrease of 56.1%. Other income is composed primarily of insurance related billing and policy fees. In the first quarter of 2009 these fees decreased due to a decline in written premium. Also, in 2008 there was a one-time servicing fee in the life insurance subsidiary of $50,000 which increased other income for 2008.

Policyholder benefits and settlement expenses:

Policyholder benefits and settlement expenses decreased to $7,792,000 in 2009 compared to $10,560,000 in 2008; a decline of 26.2%. The primary reason for the decline relates to the decrease in losses from the property and casualty segment. During the first quarter of 2008, the P&C segment was impacted by five catastrophic events which increased incurred losses by over $1.8 million. The storm related losses were widespread and impacted eight of the states in which we operate from Oklahoma to Georgia. Furthermore, during 2008 the P&C segment incurred an additional $238,000 of losses related to adverse claims development related to Hurricane Katrina which topped out of the 2005 catastrophe reinsurance coverage at the end of 2007. The combination of these events left the property and casualty segment with a much higher incurred loss total. In contrast, during the first quarter of 2009, the property and casualty segment was impacted by only two catastrophe related wind and tornado events which added an additional $546,000 to incurred losses.

Policy acquisition costs:

Policy acquisition costs decreased to $3,092,000 in the first quarter of 2009 from $3,253,000 in the first quarter of 2008. Both the first quarter of 2009 and 2008 ended with policy acquisition costs of 20% of earned premiums. General and administrative expenses:

General expenses as a percent of earned premium were 17.8% in the first quarter of 2009 compared to 15.8% in the first quarter of 2008. The Company is currently undergoing an intensive review of cost saving measures related to general expenses. A major area of review relates to company staffing and payroll expenses. We are currently working toward reducing company payroll through attrition of employees as well as re-assigning employees to other areas of the company as the need arises. Furthermore, other general expense items are being analyzed to determine their necessity to the company as well as how costs can be reduced to achieve general expenses at a more acceptable percentage of premium. The primary factor contributing to the increase in general expenses was an accrual for legal fees of $140,000 related to a litigation matter which was closed during the first quarter of 2009.

Taxes, licenses, and fees:

Taxes, licenses and fees were 3% of earned premium for both first quarter 2009 and first quarter 2008.

Interest Expense:

Interest expense is in line with last year. Interest expense as of first quarter 2009 was $277,000 compared to $286,000 for the same period last year; a decline of $9,000. Short-term notes payable of $900,000 were repaid in 2008 accounting for the slight decline.

Summary:

We had consolidated net income of $1,481,000 in the first quarter of 2009 compared to $782,000 in the first quarter of 2008. The primary reason for the increase in net income was the decrease in losses related to significant storm activity as compared to the same period last year. During first quarter 2008, five catastrophic wind and tornado events occurred increasing incurred losses by over $1.8 million. Furthermore, the property and casualty segment booked an additional $238,000 of claims development related to Hurricane Katrina claims which were not reinsured. The impact of these events increased the year to date loss ratio for 2008 by 3.2 percentage points as compared to 2007. In contrast, losses were incurred from only two catastrophic weather events during the first quarter 2009 increasing losses by just over $546,000. Overall, the loss ratio for 2009 was down 12.6 percentage points compared to the same period in 2008.

Investments:

Investments at March 31, 2009 were up $2.9 million compared to December 31, 2008. Positive cash flow from insurance operations and stabilization of pricing in many of our available for sale securities were the primary factors contributing to the increase in invested assets.

The Company considers any fixed income investment with a Standard & Poor's rating of BB+ or lower to be below investment grade (Commonly referred to as "Junk Bonds"). At March 31, 2009 less than 2% of the Company's investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company's financial condition.

Income taxes:

Income taxes expense increased from $304,000 in first quarter 2008 to $796,000 in first quarter 2009. The primary reason for the increase was related to the increase of over $1.2 million in income from operations. Additional information related to the changes in income taxes between current and deferred components can be found in Note 5 of the consolidated financial statements.

Liquidity and capital resources:

At March 31, 2009, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $35,045,000 up $397,000 compared to December 31, 2008. The increase reflects net income of $1,481,000, a decrease in accumulated unrealized investment gains of $699,000, an unrealized loss on an interest rate swap of $15,000 and dividends paid of $370,000. The decrease in accumulated unrealized investment gains was due to declines in market value of available for sale securities, principally in the equity portfolio. The major equity indexes hit twelve year lows in March of 2009 and the Company maintains a portion of the investment portfolio in equity securities. However, reductions in equity allocations over the past five years limited the downside risk to our capital position despite additional pressures on the overall equity market during the first quarter of 2009.

The Company has $12.3 million in long term debt consisting of trust preferred securities issued in 2005 and 2007. The trust preferred securities have 30 year final maturities and will mature in 2035 and 2037. No principal prepayments are expected to be paid in 2009.

The Company had $516,000 in cash and cash equivalents at March 31, 2009. Net cash provided by operating activities totaled $2,215,000 in the first quarter of 2009. The increase in cash flow from operations was primarily due to favorable underwriting results in the property and casualty insurance subsidiaries.

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

The Company's subsidiaries require cash in order to fund policy acquisition costs, claims, other policy benefits, interest expense, general expenses, and dividends to the Company. Premium and investment income, as well as maturities, calls, and sales of invested assets, provide the primary sources of cash for both subsidiaries. A significant portion of the Company's investment portfolio consists of readily marketable securities, which can be sold for cash.

The Company's business is concentrated primarily in the Southeastern United States. Accordingly, unusually severe storms or other disasters in the Southeastern United States might have a more significant effect on the Company than on a more geographically diversified insurance company. Unusually severe storms, other natural disasters and other events could have an adverse impact on the Company's financial condition and operating results. However, the Company maintains a catastrophe reinsurance program to limit the effect of such catastrophic events on the Company's financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

For further information regarding market risk, reference is made to the Company's Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Note 7 to the financial statements.

Item 1A.Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the
Company's annual report for 2008 on Form 10-K.

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

31.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended March 31, 2009

Date of Report	Date Filed	Description

January 16, 2009	January 20, 2009	Press release, dated January 19, 2009, issued by The National Security Group, Inc.

February 27, 2009	February 27, 2009	Press release, dated February 27, 2009, issued by The National Security Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.

/s/ William L. Brunson, Jr.	/s/ Brian R. McLeod
William L. Brunson, Jr.	Brian R. McLeod
President and Chief Executive Officer	Vice President and Chief Financial Officer

Dated: May 15, 2009