Form 10-Q
period 2009-06-30
NATIONAL SECURITY GROUP INC
filed 2009-08-14
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009

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

 (Check One) :    Large accelerated filer ☐          Accelerated filer ☐               Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding August 14, 2009
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)

	June 30,	December 31,
ASSETS	2009	2008
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2009 - $6,884;
2008 - $10,995)	$6,794	$10,952
Fixed maturities available-for-sale, at estimated fair value (cost: 2009 - $66,330;
2008- $61,796)	65,112	58,107
Equity securities available-for-sale, at estimated fair value (cost: 2009 - $5,467
2008 - $5,467)	7,682	7,569
Trading securities	282	253
Receivable for securities sold	-	513
Mortgage loans on real estate, at cost	849	502
Investment real estate, at book value (accumulated depreciation: 2009 - $18; 2008 - $18)	4,791	4,754
Policy loans	995	968
Company owned life insurance	4,684	1,957
Other invested assets	4,307	4,557

Total Investments	95,496	90,132

Cash	283	3,027
Accrued investment income	899	804
Policy receivables, less allowance for credit losses (2009 - $34; 2008 - $59)	10,928	9,179
Reinsurance recoverable	3,925	4,146
Deferred policy acquisition costs	10,197	9,825
Property and equipment, net	2,563	2,844
Deferred tax asset	1,440	1,839
Accrued income tax recoverable	2,294	2,321
Other assets	1,095	773

Total Assets	$129,120	$124,890

The Notes to Financial Statements are an integral part of these statements

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2009	2008
	(unaudited)

Property and casualty benefit and loss reserves	$13,383	$14,436
Accident and health benefit and loss reserves	1,086	1,222
Life and annuity benefit and loss reserves	28,459	28,045
Unearned premiums	28,833	27,764
Policy and contract claims	548	503
Other policyholder funds	1,343	1,344
Long-term debt	12,372	12,372
Other liabilities	5,819	4,556

Total Liabilities	91,843	90,242

Contingencies	-	-

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 3,000,000 and 10,000,000 shares authorized, respectively,
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income (loss)	285	(1,511)
Retained earnings	29,574	28,741

Total Shareholders' Equity	37,277	34,648

Total Liabilities and Shareholders' Equity	$129,120	$124,890

The Notes to Financial Statements are an integral part of these statements

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008

REVENUES
Net premiums earned	$15,373	$13,968	$30,593	$30,554
Net investment income	1,374	1,241	2,611	2,562
Net realized investment (losses) gains	(231)	82	(230)	148
Other Income	192	352	333	673

Total Revenues	16,708	15,643	33,307	33,937

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	11,314	10,812	19,106	21,372
Policy acquisition costs	3,285	2,633	6,377	5,886
General insurance expenses	1,682	1,864	4,386	4,479
Insurance taxes, licenses and fees	523	264	980	758
Interest expense	288	292	565	578
Total Expenses
	17,092	15,865	31,414	33,073

(Loss) Income Before Income Taxes	(384)	(222)	1,893	864

INCOME TAX (BENEFIT) EXPENSE
Current	(287)	(186)	425	525
Deferred	(189)	-	(105)	(407)
	(476)	(186)	320	118

Net Income	$92	$(36)	$1,573	$746

NET EARNINGS (LOSS) PER COMMON SHARE	$0.04	$(0.01)	$0.64	$0.30

DIVIDENDS DECLARED PER SHARE	$0.150	$0.225	$0.300	$0.450

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except per share amounts)

			Accumulated
			Other		Additional
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2008	$34,648	$28,741	$(1,511)	$2,467	$4,951

Comprehensive Income
Net income six months ended 6/30/2009	1,573	1,573
Other comprehensive income (net of tax)
Unrealized gain on securities, net of
reclassification adjustment of ($184)	1,584		1,584
Unrealized gain on interest rate swap	212		212

Total Comprehensive Income	3,369

Cash dividends	(740)	(740)

Balance at June 30, 2009 (Unaudited)	$37,277	$29,574	$285	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months
	Ended June 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$1,573	$746
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Change in accrued investment income	(95)	(54)
Change in reinsurance recoverable	221	89
Change in deferred policy acquisition costs	(372)	(1,051)
Change in accrued income tax recoverable	27	(978)
Deferred tax asset	105	407
Depreciation expense	292	240
Change in policy liabilities and claims	(1,410)	1,716
Other, net	1,347	(1,461)
Net cash provided (used in) by operating activities	1,688	(346)

Cash Flows from Investing Activities
Cost of investments acquired	(17,171)	(23,217)
Sale and maturity of investments	13,527	22,536
Purchase of property and equipment	(47)	(261)
Sale of property and equipment	-	42
Net cash used in investing activities	(3,691)	(900)

Cash Flows from Financing Activities
Change in other policyholder funds	(1)	15
Change in notes payable	-	(900)
Dividends paid	(740)	(1,109)
Net cash used in financing activities	(741)	(1,994)

Net change in cash and cash equivalents	(2,744)	(3,240)

Cash and cash equivalents, beginning of period	3,027	3,299

Cash and cash equivalents, end of period	$283	$59

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO). NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega). All significant inter-company transactions and accounts have been eliminated. The financial statements have been prepared in accordance with accounting standards generally accepted in the United States (GAAP). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the December 31, 2008 Form 10-K of the Company.

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

(b)	Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification (the Codification) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which approves the Codification as the single source of authoritative accounting principles for nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change existing GAAP. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for our company in the interim period ending September 30, 2009 and it is not expected to have an effect on results of operations or financial position. In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation (FIN) 46(R), which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS 167

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

and has not yet determined the impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, which requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on the reporting entity’s financial position, performance, and cash flows; and a transferor’s continuing involvement (if any) in the transferred assets. SFAS 166 eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. It is not expected to have an effect on results of operations or financial position.

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which they should be recognized and the disclosures that should be made. SFAS 165 is effective for fiscal years, and interim periods within those fiscal years, ending on or after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009.

In April 2009, the FASB issued three related FASB Staff Positions (FSPs):

•

FSP FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which provides guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.

FSP FAS 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments (OTTI) replaces existing guidance that requires an impairment of a debt security be considered as other-than-temporary unless management is able to assert both the intent and the ability to hold the impaired security until recovery of value. The revised guidance regarding classification of an impairment as other-than-temporary requires: an entity to assert it has no intent to sell the security and that it is not more likely than not that the entity will be required to sell the security before recovery of its anticipated amortized cost basis. The FSP also establishes the concept of credit loss. Credit loss is defined in the FSP as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The FSP states that “in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income. Transition provisions of the FSP require a cumulative effect adjustment to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income “if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.”

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

•

FSP FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments requiring publicly traded companies to include disclosures about the fair value of financial instruments whenever summarized financial information for interim reporting periods are issued.

Each of these FSPs is effective for interim and annual periods ending after June 15, 2009. We adopted the FSPs on the effective date. As of April 1, 2009 the Company had no debt securities with non-credit impairment losses. Adoption of FSP-157-4, FSP-115-2 and FSP 107-1 did not have a material effect on the results of operations or financial position.

Note 2 – Reinsurance

NSFC, Omega and NSIC wholly owned subsidiaries of the Company, reinsure certain portions of insurance risk, which exceed various retention limits. NSFC, OMEGA, and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations. The most significant of our reinsurance contracts, our catastrophe reinsurance protection, was renewed on January 1, 2009. We maintain a $3.5 million deductible under the property catastrophe reinsurance program with single event coverage up $57.5 million with one reinstatement.

We maintain reinsurance in four layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	95% of $ 6,500,000 in excess of $ 3,500,000
Second Layer	95% of $ 7,500,000 in excess of $10,000,000
Third Layer	100% of $25,000,000 in excess of $17,500,000
Fourth Layer	100% of $15,000,000 in excess of $42,500,000

Total Coverage $57,500,000

Note 3-Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the periods ended June 30, 2009 and 2008 was 2,466,600.

Note 4-Changes in Shareholder's Equity

During the six months ended June 30, 2009 and 2008, there were no changes in shareholders' equity except for

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

net income of $1,573,000 and $746,000 respectively; dividends paid of $740,000 and $1,109,000 respectively; and changes in accumulated other comprehensive income, principally accumulated unrealized investment gains (losses), net of applicable taxes, of $1,796,000 and $(2,821,000) respectively.

Note 5 – Investments

In determining whether or not unrealized losses are other-than-temporary impairments, the Company does not use set thresholds as exclusive reliance on thresholds removes the ability of management to apply its judgment, a concept that is inherent to the analysis of impairments. All unrealized losses are reviewed to determine whether the losses are other-than-temporary. Management utilizes positive and negative information on an investment by investment basis to make the determination as to whether an unrealized loss is other-than-temporary. Items that are considered include: the nature of the investment, the cause or causes of the impairment, the number of investment positions that are in an unrealized loss position, the severity and duration of the impairment, industry analyst reports, credit ratings, volatility of the security’s fair value, whether the securities are backed by the U.S. Government or its agencies, the Company’s intent and ability to hold the security and other factors deemed relevant by management. Management has evaluated each security in a significant unrealized loss position. Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized. The Company has no material exposure to sub-prime mortgage loans and less than 2% of the fixed income investment portfolio is rated below investment grade. For the quarter ended June 30, 2009, $283,000 in other-than-temporary impairments was realized by the Company. There was no impairment loss recognized in the first six months of the prior year.

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)

	6/30/2009	12/31/2008

	(unaudited)
Net change in unrealized appreciation on available-
for-sale securities before deferred tax	$2,088	$(8,335)
Deferred income tax	(504)	2,188

Net change in unrealized appreciation on available-
for-sale securities	$1,584	$(6,147)

The increase in unrealized appreciation is directly attributable to recoveries in the market values of available-for-sale debt securities.

Note 6 – Income Taxes

The Company recognizes tax-related interest and penalties as a component of tax expense. The Company incurred $0 in interest and penalties as of both June 30, 2009 and December 31, 2008. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2003. The

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Internal Revenue Service completed an examination during 2008 of the Company’s 2005 Federal Income Tax Return. No material adjustments were made as a result of this examination. No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Six months ended June 30,
	2009	2008

Federal income tax rate applied to pre-tax income	$644	$294
Dividends received deduction and tax-exempt interest	(91)	(25)
Other, net	(233)	(151)

Federal income tax expense	$320	$118

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

(in thousands)

	June 30,	January 1,
	2009	2009
General insurance expenses	$842	$769
Unearned premiums	1,960	1,885
Claims liabilities	308	337
Unrealized losses on securities available-for-sale	-	392
Other than temporary impairments on securities owned	790	734
Deferred tax assets	$3,900	$4,117

Depreciation	$(100)	$(118)
Deferred policy acquisition costs	(2,248)	(2,160)
Unrealized gains on securities available-for-sale	(112)	-
Deferred tax liabilities	$(2,460)	$(2,278)

Net deferred tax asset (liability)	$1,440	$1,839

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

The appropriate income tax effects of changes in temporary differences are as follows:

(in thousands)

	Quarter ended June 30,
	2009	2008

Deferred policy acquisition costs	$88	$318
Unearned premiums	(75)	(709)
General insurance expenses	(73)	52
Depreciation	(18)	(32)
Claim liabilities	29	(36)
Other than temporary impairments	(56)	-

	$(105)	$(407)

Note 7 – Long-Term Debt

Long-term debt consisted of the following as of June 30, 2009 and December 31, 2008:

( in thousands)

	2009	2008
Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured. Due in 2035.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured. Due in 2037.	3,093	3,093
	$12,372	$12,372

The subordinated debentures (debentures) have the same maturities and other applicable terms and features as the associated trust preferred securities (TPS). Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or any time the debentures are in default. All have stated maturities of thirty years. None of the securities require the Company to maintain minimum financial covenants. The Company has guaranteed that amounts paid to the Trusts will be remitted to the holders of the associated TPS. This guarantee, when taken together with the obligations of the Company under the debentures, the Indentures pursuant to which the debentures were issued, and the related trust agreement (including obligations to pay related trust fees, expenses, debt and other obligations with respect to the TPS), provides a full and unconditional guarantee of amounts due the Trusts. The amount guaranteed is not expected to at any time exceed the obligations of the TPS, and no additional liability has been recorded related to the guarantee.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

On September 13, 2007, the Company entered into a 5 year swap effective September 17, 2007 with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued on June 21, 2007. Commencing December 17, 2007, under the terms of the swap, the Company will pay interest at the three-month LIBOR rate plus 3.4% and receive interest at the fixed rate of 8.34%. A valuation loss of $104,000 is included in accumulated other comprehensive income related to the swap agreement.

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

Note 8 – Contingencies

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

In 2007, the Company sold substantially all of its interest in a consolidated subsidiary, Mobile Attic, Inc. On July 9, 2009, the Company moved to intervene in a complaint filed by the purchaser of Mobile Attic against the founder and former president/CEO of Mobile Attic and others, regarding the plaintiff’s purchase of shares of Mobile Attic. The Company filed a proposed complaint in intervention requesting the Court to find that the Company is not liable for indemnity under the Stock Purchase Agreement, or in the alternative, to award damages to the Company for any loss suffered as a result of the fraudulent actions of the former president/CEO of Mobile Attic and as a result of the negligence of Mobile Attic and its auditors in the preparation of Mobile Attic’s financial statements. No amount has been accrued in these financial statements since the outcome of this matter is uncertain and the amount of liability, if any, cannot be determined.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Marketable debt instruments in this category generally include asset-backed securities and certain of our floating-rate notes, corporate bonds, and municipal bonds.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Financial Assets
Fixed maturities available-for-sale	$65,112	$8,421	$56,134	$557
Trading securities	282	282	-	-
Equity securities available-for-sale	7,682	6,949	-	733

Total Financial Assets	$73,076	$15,652	$56,134	$1,290

Financial Liabilities
Interest rate swap	$104	$-	$-	$104

Total Financial Liabilities	$104	$-	$-	$104

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

	For the six months ended June 30, 2009
	Fixed Maturities	Equity Securities	Interest Rate
(In Thousands)	Available-for-Sale	Available-for-Sale	Swap

Beginning balance	$652	$733	$(316)
Total gains or losses (realized and
unrealized):
Included in earnings	-	-	-
Included in other comprehensive income	(95)	-	212
Purchases, sales, issuances and settlements,
net	-	-	-
Transfers in/(out) of Level 3	-	-	-
Ending balance	$557	$733	$(104)
The amount of total gains or losses for the
period included in earnings attributable to the
change in unrealized gains or losses relating
to assets and liabilities still held as of
June 30, 2009	$-	$-	$-

For the quarter ended June 30, 2009, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The aggregate fair value of interest rate swaps in a net liability position on June 30, 2009 was $104,000 for which the Company has posted collateral of $501,000.  The fair value of the interest rate swap in a net liability position is included in Other Liabilities on the balance sheet.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Continued)

Note 10 – Segments

The Company’s property and casualty insurance operations comprise one business segment.  The property and casualty insurance segment consists of seven lines of business:  dwelling fire and extended coverage, homeowners (including mobile homeowners), ocean marine, other liability, private passenger auto liability, commercial auto liability and auto physical damage. Management organizes the business utilizing a niche strategy focusing on lower valued dwellings as well as higher risk automobile products. Our Chief Operating Decision Makers (President, Chief Financial Officer and Chief Executive Officer) review results and operating plans making decisions on resource allocations on a company-wide basis. The Company’s products are primarily produced through agents within the states we operate.

The Company’s life and accident and health operations comprise the second business segment. The life and accident and health insurance segment consists of two lines of business: traditional life insurance and accident and health insurance.

The following table presents the Company’s gross premiums written and earned for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross premiums written:
Life, accident and health operations:
Traditional life insurance	$1,305	$1,351	$2,653	$2,744
Accident and health insurance	466	365	897	746
Total life, accident and health	1,771	1,716	3,550	3,490

Property and Casuatly operations:
Dwelling fire & extended coverage	7,060	8,009	14,088	18,854
Homeowners (Including mobile homeowners)	7,553	8,127	14,394	18,373
Ocean Marine	328	328	622	484
Other liability	312	374	667	903
Private passenger auto liability	307	24	451	481
Commercial auto liability	115	146	274	290
Auto physical damage	181	-	272	169
Reinsurance premium ceded	(1,205)	(955)	(2,733)	(2,168)
Total property and casualty	14,651	16,053	28,035	37,386

Total premiums written	$16,422	$17,769	$31,585	$40,876

Gross premiums earned:
Life, accident and health operations:
Traditional life insurance	$1,345	$1,376	$2,742	$2,855
Accident and health insurance	467	365	911	745
Total life, accident and health	1,812	1,741	3,653	3,600

Property and Casuatly operations:
Dwelling fire & extended coverage	7,002	6,256	14,030	13,343
Homeowners (Including mobile homeowners)	6,557	6,011	13,398	13,268
Ocean Marine	323	337	617	725
Other liability	350	313	705	701
Private passenger auto liability	219	88	363	567
Commercial auto liability	176	146	334	290
Auto physical damage	111	21	202	219
Reinsurance premium ceded	(1,177)	(945)	(2,709)	(2,159)
Total property and casualty	13,561	12,227	26,940	26,954

Total premiums earned	$15,373	$13,968	$30,593	$30,554

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of June 30, 2009, and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2009, shareholders’ equity for the six-month period ended June 30, 2009 and cash flows for the six-month period ended June 30, 2009. The condensed consolidated statements of income for the three and six-month periods ended June 30, 2008 and cash flows for the six-month period ended June 30, 2008 were reviewed by other auditors whose report dated August 14, 2008 was included in the Form 10-Q for the period ended June 30, 2008. These consolidated financial statements are the responsibility of the company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet of The National Security Group, Inc. and subsidiary as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); have previously been audited in accordance with auditing standards of the Public Company Accounting Oversight Board by another firm whose report dated March 27, 2009, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Warren Averett Kimbrough & Marino, LLC

Birmingham, Alabama

August 14, 2009

Item 2.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of June 30, 2009, compared with December 31, 2008 and its results of operations for the three- and six-month periods ending June 30, 2009 and cash flows for the six-month period ended June 30, 2009, compared with the same periods last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Cautionary Statement Regarding Forward-Looking Statements” contained on Page 4included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.

The reader is assumed to have access to the Company’s 2008 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 19 of this Form 10-Q.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. The Company operates in eleven states with over 60% of total premium revenue generated in the states of Alabama and Mississippi. Approximately 90% of total premium revenue is generated from dwelling property (fire and extended coverage), homeowners and mobile homeowners lines of business. Property and casualty insurance is the most significant segment accounting for 88.1% of total insurance premium revenue in the first half of 2009.

For the three months ended June 30, 2009, net income was $92,000 compared to a net loss of $36,000 for the same period last year. Increased spring storm activity was the primary factor contributing to reduced earnings for the second quarter in both 2009 and 2008.

Year-to-date net income was $1,573,000 for the first half of 2009 compared to $746,000 for the same period last year; an increase of 110.9%. The primary reason for the increase in net income for the six-month period ended June 30, 2009 compared to last year was much improved first quarter results in 2009. The first quarter of 2008 results were adversely impacted by a significantly higher frequency of windstorm events. While we also experienced a much higher frequency of windstorm events in the second quarter of 2009, in the first quarter of 2009, the frequency of windstorm events was greatly diminished.

Property and casualty loss reserves are maintained to cover the estimated unpaid liability for losses and loss adjustment expenses with respect to reported and unreported incurred claims. Loss reserves are estimations based on projection techniques common in the insurance industry. Reserves are management’s expectations of what the settlement and administration of claims will cost. Management’s estimated reserves are based on historical settlement patterns, estimated salvage and subrogation, and an appraisal of the related facts and circumstances.

Our year-to-date loss reserve liability in the property and casualty segment was $13,383,000 as of June 30, 2009 which was down $1,053,000 from December 31, 2008. The primary reason for the decline from year end was the reduction in storm related losses incurred the first six months of 2009 compared to 2008. Furthermore, during the third quarter of 2008, NSFC and Omega incurred substantial losses from both Hurricanes Gustav and Ike which both made U.S. landfall in September 2008. These storms increased loss reserves at year-end 2008 as claims were still being both reported and settled.

A better first quarter in 2009 helped propel six month results for the period ended June 30, 2009 up 100% despite disappointing second quarter results in both 2009 and 2008. The increase in first half 2009 earnings was primarily attributable to a decrease in smaller high frequency windstorm catastrophe losses. In 2008, we incurred catastrophe related windstorm losses, primarily strong thunderstorm and tornado related losses, totaling over $4,400,000. Conversely, while losses remained elevated due to an increase in losses during the second quarter, in the first six months of 2009 we incurred similar losses totaling $2,029,000, a decrease of over $2,300,000. The decrease in windstorm losses in the first six months of 2009 was partially offset by an increase in fire related losses.

The property and casualty loss ratio for the six months ended June 30, 2009 was 65.6% compared to 68.3% for the prior period. The 2009 catastrophe related losses added 7.9 percentage points to the loss ratio while 2008 catastrophe claims added 16.8 percentage points to the 2008 loss ratio. The property programs (composed of dwelling fire and homeowners lines of business) were impacted by the current year catastrophic events adding $916,000 and $1,111,000, respectively, to the incurred loss totals for the year. The 2009 year-to-date loss ratio was also impacted by incurred losses related to adverse development of claims from Hurricane Katrina which occurred in August 2005. Incurred losses from Hurricane Katrina have exceeded the upper limits of our catastrophe reinsurance coverage by $1,346,000 to date, with $641,000 of additional development incurred in the first six months of 2009.

While overall P&C losses were down for the first half of the current year, non-catastrophe related losses for 2009 were up compared to the same period last year. Non-catastrophe related losses through June 2009 totaled $14,558,000 while 2008 non-catastrophe related losses totaled $11,946,000; an increase of 21.9%. The primary cause of the increase in non-catastrophe losses was an increase in losses from smaller storms, both wind and hail, that were not large enough to be classified as catastrophe events. These storms were primarily high frequency isolated thunderstorms that generated wind and hail related losses. Wind and hail claims incurred from storms not widespread enough to be classified as catastrophe events during the first half of 2009 totaled $4,255,000 compared to $3,206,000 for the same period last year; an increase of $1,049,000 or 32.7%. The majority of these claims were incurred in four states with Mississippi, Oklahoma and South Carolina each incurring 13% of the losses and another 41% incurred in Alabama.

CONSOLIDATED RESULTS OF OPERATIONS

 Premium revenues:

Three wholly owned subsidiaries, National Security Insurance Company (NSIC), National Security Fire & Casualty Company (NSFC), and Omega One Insurance Company (Omega) generate premium revenue of the Company. NSIC is a life, accident and health insurance company operating in the states of Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas. NSFC and Omega (the property and casualty segment) produces revenue primarily consisting of dwelling fire, homeowners, and private passenger automobile. This segment also offers commercial automobile and ocean marine insurance in selected regions. The P&C segment operates in the states of Alabama, Arkansas, Florida (ocean marine only), Georgia, Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, South Carolina, Tennessee, Texas and West Virginia.

The following table sets forth premium revenue by major line of business for the six months ended June 30, 2009 compared to the same period last year:

	Six months ended June 30,		Percent
	2009	2008	increase (decrease)

Life, accident and health operations:
Traditional life insurance	$2,742,000	$2,855,000	(3.96)%
Accident and health insurance	911,000	745,000	22.28%
Total life, accident and health	3,653,000	3,600,000	1.47%

Property and Casualty operations:
Dwelling fire & extended coverage	14,030,000	13,343,000	5.15%
Homeowners (Including mobile homeowners)	13,398,000	13,268,000	0.98%
Ocean marine	617,000	725,000	(14.90)%
Other liability	705,000	701,000	0.57%
Private passenger auto liability	363,000	567,000	(35.98)%
Commercial auto liability	334,000	290,000	15.17%
Auto physical damage	202,000	219,000	(7.76)%
Reinsurance premium ceded	(2,709,000)	(2,159,000)	25.47%
Total property and casualty	26,940,000	26,954,000	(0.05)%

Total earned premium revenue	$30,593,000	$30,554,000	0.13%

The life segment finished the three-month period ended June 30, 2009 with premium revenue of $1,812,000 compared to $1,741,000 for the three-month period ended June 30, 2008. The increase in the second quarter of 2009 as compared to the same period last year was the result of a 27.9% increase in revenue produced from our accident and health insurance products.

Year-to-date premium revenue in the life segment (NSIC), accounted for 11.9% of total income of the Company during 2009 remaining comparable to the 11.8% of premium revenue it produced for the same period last year. NSIC produces business selling its insurance products primarily using two methods of distribution: independent agents and employee agents. Independent agents account for approximately 90% of all new business production in NSIC and income from business serviced by independent agents now accounts for 71.6% of total NSIC premium revenue. Employee agents primarily consist of home service agents that sell policies and collect premium principally in the insured’s home. The home service distribution method has been a primary method of product distribution for NSIC since its founding in 1947. Revenue from business serviced by home service agents accounted for 28.4% of total NSIC premium revenue during the first half of 2009. The remaining premium revenue was generated from the servicing of discontinued books of business and inactive programs which contributed approximately 4.4% to NSIC income.

NSIC premium revenue is generated from the traditional life insurance products and supplemental accident and health products offered to its customers. The preceding table provides the year-to-date breakdown of premium revenue for the life segment between these two products. The traditional life insurance products decreased 3.96% in the first six months of 2009 while the accident and health insurance products increased 22.42% compared to the same period last year. The increase in A&H premium revenue was predominantly the result of income produced from the new cancer product that was first introduced in July of 2008. A 10.7% increase in premium revenue from the independent agent distribution channel was the primary reason for the increase in year-to-date premium revenue in this segment in 2009 compared to 2008. In total, NSIC premium revenue earned was up 1.5% in the first six months of 2009 compared to the same period last year.

In our property and casualty segment, premium revenue for the second quarter was $13,561,000 compared to $12,930,000 for the same period last year; an increase of 4.9%.

Year-to-date premium revenue in the property and casualty segment was in line with last year at $26,940,000 in June 2009 compared to $26,954,000 in June 2008; a decrease of less than 1%. We expect the trend of low single digits declines in premium revenue to continue in the second half of 2009 primarily due to continuing efforts to reduce exposure along the coasts of Alabama, Mississippi and Louisiana.

Reinsurance premium ceded in the property and casualty segment was up in 2009 compared to 2008. The ceded premium as of June 2009 was $2,709,000 compared to $2,159,000 for the same period last year; an increase of over 25%. The increase in reinsurance premium ceded was primarily due to increased costs associated with the catastrophe reinsurance contract held by the P&C segment. Rates increased at contract renewal (January 2009), 27.7% from 2008. Reinsurance premium ceded will also increase during the second half of 2009 due to the expansion of the upper limits of coverage under our catastrophe reinsurance program. Effective July 1, 2009 the upper limits of our last layer of reinsurance was increased from $15 million to $30 million providing coverage to an upper limit of $72.5 million. Based on results from our primary catastrophe models, the increased limits provides coverage well in excess of our indicated near term 100 year event estimate of $56 million. We elected to increase the upper limit of our coverage beyond the 100 year event estimate primarily due to the concentration of risk we have in coastal areas of Alabama. The expansion of reinsurance coverage in the second half of 2009 will increase total reinsurance cost for the year by approximately $700,000.

Net investment income:

Net investment income for the three months ended June 30, 2009 increased $133,000 or 10.7% to $1,374,000. The Company experienced an increase of 1.9% in investment income for the first six months of 2009 as compared to the same time period last year. An increase in average invested assets over the first six months of 2009 was the primary factor contributing to the increase in investment income in the three and six-month periods ended June 30, 2009 compared to the same period last year.

Realized capital gains and losses:

For the second quarter 2009, the Company realized net investment losses totaling $231,000 compared to net realized investment gains of $82,000 for the same period last year. The primary reason for the second quarter realized losses was the write down in security values due to other-than-temporary impairments in both the life and property and casualty segments.

For the six-month period ended June 30, 2009, we incurred net realized investment losses of $230,000 compared to net realized investment gains of $148,000 for the same period last year. The primary reason for the realized investment loss in 2009 relates to the other-than-temporary impairments recognized in both the life and P&C segments during the second quarter of 2009. The life segment recognized losses on other than temporary impairments totaling $195,000 due to the write down in value of a CIT Group bond while the property and casualty segment recognized losses on other-than-temporary impairments totaling $88,000 due to the write down of a General Motors asset backed security.

Other income:

Other income declined $160,000 in the second quarter of 2009 compared to the same period last year and declined $340,000 for the six-month period ended June 30, 2009 compared to the same period last year. Other income consists primarily of billing fees generated from personal lines auto business. A decline in premium revenue in this line of business is the primarily factor contributing to the decline in other income.

Policyholder benefits and settlement expenses:

For the three months ended June 30, 2009, the Company incurred policyholder benefits and settlement expenses totaling $11,314,000 compared to $10,812,000 for the same period last year. The principal reason for the increase in the second quarter of 2009 compared to the second quarter of 2008 relates to the increase in claim activity experienced in the property and casualty segment. While catastrophe related losses were down overall for the six-month period compared to the prior year, the second quarter of 2009 was plagued with an increase in non-catastrophic wind and hail losses from smaller storms as well as an increase in frequency of fire related losses compared to the same period last year.

For the six-month period ended June 30, 2009, policyholder benefits and settlement expenses declined $2,266,000 compared to the same period in 2008. The primary reason for the decline in incurred losses in the current year compared to the prior year was the decrease in P&C segment catastrophe related losses in the first three months of the year. During 2008, the P&C segment was impacted by fifteen catastrophic events through June which increased incurred losses by $4,415,000. In contrast, the property and casualty segment was affected by ten storm related events classified as catastrophic in the first half of 2009 which increased incurred losses by $1,966,000.

The 2009 catastrophe losses added 7.9 percentage points to the loss ratio for the six-month period. In comparison, the catastrophe losses incurred during 2008 for the same period added an additional 16.8 percentage points to the loss ratio for that year. Alternatively, the non-catastrophe related losses as of June 2009 were $13,667,000 compared to $11,776,000 for the same period last year; an increase of 16.1%. An increase in frequency of total fire losses as well as wind and hail related losses were the primary reasons for the higher non-catastrophe loss total in the current year compared to the prior year.

Policy acquisition costs:

For the three-month period ended June 30, 2009, policy acquisition cost was 21.4% of premium revenue compared to 18.9% for the same period last year. For the six-month period ended June 30, 2009, policy acquisition cost was 20.84% of premium revenue compared to 19.26% for the same period last year. An increase in the estimate for agent profit sharing bonuses in 2009 was the primary factor contributing to the increase in policy acquisition costs for both the three- and six-month periods ended June 30, 2009 compared to the same periods last year.

General and administrative expenses:

For the three months ended June 30, 2009 general and administrative expenses were $1,682,000 compared to $1,864,000 for the same period last year; a decline of $182,000 or 9.8%. As discussed below, the primary reason for the decline in the current period relates the measures taken by management to better control expenses and more fully utilize current staff.

General and administrative expenses were down slightly for the six-month period at 14.3% of premium revenue compared to 14.7% of premium revenue in 2008. The Company has placed a primary focus for the year on decreasing general and administrative expenses in both the life and property and casualty segments. We have sought to reduce expenses across the Company through staff reductions and closer scrutiny of all expense categories. We expect these efforts to continue through the remainder of 2009.

Taxes, licenses and fees:

The Company incurred taxes, licenses and fees totaling $523,000 for the second quarter of 2009 compared to $264,000 for the same period last year.

Year-to-date taxes, licenses and fees totaled 3.2% of premium revenue for the first six months of 2009 compared to 2.5% last year. The primary reason for the increase in taxes for the quarter and year to date is due to an increase in production from states with higher premium tax rates in the first half of 2009.

Interest Expense:

Interest expense decreased $4,000 for the quarter ended June 30, 2009, compared to the same period last year. As discussed below, a short-term bank loan which was repaid by the end of the second quarter 2008 was the primary reason for the decline in the current year as compared to the same period last year.

Interest expense declined $13,000 in the first six months of 2009 compared to the same period last year. During the first half of 2008, a short term bank loan was paid off which left the prior year number slightly inflated. A reduction in notes payable in 2009 compared to 2008 was the primary reason for the reduction in interest expense.

Income taxes:

For the three-month period ended June 30, 2009, the Company generated income tax benefits of $476,000 compared to income tax benefits of $186,000 in the same period last year. The income tax benefits were primarily due to losses generated in the property and casualty segment in each period. The income tax benefit exceeded consolidated pre-tax losses for the three-month period needed June 30, 2009 due to a recovery in value of the company owned life insurance (COLI) investment which recovered over $450,000 in value in the second quarter, therefore reducing pre-tax losses.

For the six-month period ended June 30, 2009, income tax expense totaled $320,000, resulting in an effective tax rate of 16.9%, compared to $118,000, resulting in an effective tax rate of 13.7%, for the same period last year. The higher effective tax rate in 2009 was due to a higher proportion of income generated in the property and casualty segment. Due to the benefits of the small life deduction in the life subsidiary, NSIC has a significantly lower effective tax rate compared to the property and casualty segment. Therefore, the higher the proportion of earnings in the life segment, the lower the effective tax rate. Due to increased storm activity in 2008 and to a lesser extent, in 2009, NSIC generated a higher share of pre-tax income resulting in a lower effective tax rate.

Summary:

For the three months ended June 30, 2009, the Company produced net income totaling $92,000 ($0.04 net earnings per common share) compared to a net loss of $36,000 ($0.01 net loss per common share) for the same period in the prior year. Catastrophe related losses were down during the second quarter of 2009, however small storms caused an increase in claims related to wind and hail damage. In addition, the property and casualty segment incurred an increase in the frequency of fire losses during the second quarter of 2009.

The Company ended the first six months of 2009, with net income totaling $1,573,000 ($0.64 net earnings per common share) compared to $746,000 ($0.30 net earnings per common share) for the same period last year. The primary reason for the improved results compared to 2008 was the decline in catastrophe losses related to tornado and wind related weather events primary during the first quarter of 2009.

Investments:

Total invested assets increased 5.95% from $90,132,000 at December 31, 2008 to $95,496,000 at June 30, 2009. Much improved market conditions over the second quarter of 2008 was the primary factor contributing to the increase in invested assets. Market value of debt securities increased over $2.5 million in the first six months of 2009 accounting for the most significant increase in invested assets. The Company's investment in company owned life insurance increased $2.7 millon as a result of an additional investment of $2.5 millon and a recovery in value of $227,000.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At June 30, 2009 less than 2% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has one bond in the investment portfolio in default. The bond in default is a General Motors security with a carrying value of $88,000 which was written off as an impairment loss in the second quarter of 2009.

The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not significant to the Company’s financial condition.

Policy receivables:

Policy receivables primarily consist of balances due from customers and agents which are premium revenues booked but deferred. Policy receivables were $10,928,000 as of June 2009 up $1,749,000 from the $9,179,000 receivable as of December 2008. This increase was primarily due to the completion of our conversion of our property insurance business to a new policy administration system which issues all property business under annual contracts regardless of payment mode. Our legacy system issued policy contracts with varying lengths of three months to one year depending on premium payment mode.

Property and Equipment:

There has been no material change in property and equipment in the first six months of 2009 compared to December 31, 2008.

Unearned premiums:

As discussed previously under “policy receivables”, the conversion of our property and casualty administration system, which has now been completed, caused some variability in contract related assets and liabilities due to differing contract lengths. All property insurance policies are now annual contracts and all auto insurance policies are six months in length.

Long-term debt:

The long-term debt of the Company was $12,372,000 as of June 30, 2009, which was unchanged from December 31, 2008. Long-term debt consists of two issuances of subordinated debentures. The first issuance, totaling $9,279,000 completed on December 15, 2005 matures on December 15, 2035 and the second issuance totaling $3,093,000 completed on June 21, 2007 matures on June 21, 2037.

Liquidity and capital resources:

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. The primary sources of liquidity and capital resources for our Company are funds from operations, net cash flows generated from underwriting results, investment income and maturing investments.

At June 30, 2009, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $37,277,000 up $2,629,000 compared to December 31, 2008. The increase reflects net income of $1,573,000, an increase in accumulated unrealized investment gains associated with available-for-sale securities of $1,584,000, a gain on an interest rate swap of $212,000 and dividends paid of $740,000.

The Company had $283,000 in cash and cash equivalents at June 30, 2009. Net cash provided by operating activities totaled $1,416,000 for the first six months of 2009 primarily due to $1,573,000 in year-to-date net income.

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

Contingencies:

In 2007, the Company sold substantially all of its interest in its consolidated subsidiary, Mobile Attic, Inc., to Bagley Family Revocable Trust (the “Purchaser”). See Note 17 to the Consolidated Financial Statements included in the Company’s Form 10K for the year ended December 31, 2008. The Company, Peter L. Cash and Russell L. Cash (collectively the “Sellers”) sold to Purchaser 61% of the outstanding stock of Mobile Attic under the terms of a Stock Purchase Agreement dated April 5, 2007, executed by James W. Bagley on behalf of Purchaser, Sellers and Mobile Attic (the “Stock Purchase Agreement”). Under the terms of the Stock Purchase Agreement, the Sellers made certain warranties to Purchaser regarding the financial condition of Mobile Attic and agreed to jointly and severally indemnify Purchaser for any damages resulting from a breach of any of the warranties.

On January 9, 2009, Purchaser filed a complaint against Peter L. Cash and others in the U.S. District Court for the Middle District of Alabama, Southern Division, in which Purchaser asserted, among other claims, a claim for damages resulting from a breach of certain of the warranties regarding the financial statements of Mobile Attic and other financial information provided by Mobile Attic. Purchaser then notified the Company of its claim for breach of warranty under the Stock Purchase Agreement and requested indemnity from the Company. On July 9, 2009, the Company moved to intervene in the action and filed a proposed complaint in intervention requesting the Court to find that the Company is not liable for indemnity under the Stock Purchase Agreement, or in the alternative, to award damages to the Company for any loss suffered as a result of the negligenceof Mobile Attic and it auditors in the preparatioj of Mobile Attic's financial statements. No amount has been accrued in these financial statements since the outcome of this matter is uncertain adn the amount of liability, if any, cannot be determined.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk. The primary risk related to the Company’s equity portfolio is equity price risk. There have been no material changes to the Company’s market risk for the six months ended June 30, 2009. For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the six-month period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Note 8 to the financial statements.

Item 1A.Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. Of the
Company’s annual report for 2008 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on May 15, 2009. The following proposals were adopted by the margins indicated:
1. The election as directors of the FOUR (4) nominees listed below to serve 3-year terms, and until heir successors are duly elected and qualified

Nominee	For
Winfield Baird	2,143,921
Fleming G. Brooks	2,144,731
Jack E. Brunson	2,142,581
Walter Wilkerson	2,144,731

2.    To ratify selection of Warren, Averett, Kimbrough & Marino of Birmingham, Alabama as the Company’s independent auditors for 2009. There were no revocations of proxies, and votes representing 2,156,831 shares were cast in favor of the auditing firm selected.

3.    To approve an amendment to the Certificate of Incorporation regarding number of authorized but unissued shares. There were no revocations of proxies, and votes representing 2,113,406 shares were cast in favor of the amendment.

4.    To approve The National Security Group, Inc. 2009 Equity Incentive Plan. There were no revocations of proxies, and votes representing 1,510,739 shares were cast in favor of the 2009 Equity Incentive Plan.

Item 5. Other Information
None

Item 6. Exhibits

a. Exhibits

3.1 Amended Certificate of Incorporation

10.1 The National Security Group, Inc. 2009 Equity Incentive Plan (filed as an exhibit to the 2009 Shareholder’s Proxy Statement filed on April 16, 2009)

11. Computation of Earnings Per Share Filed Herewith, See Note 3 to Consolidated Financial Statements

31.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended June 30, 2009

Date of Report	Date Filed	Description

April 22, 2009	April 23, 2009	Press release, dated April 23, 2009, issued by The National Security Group, Inc.

April 27, 2009	April 27, 2009	Press release, dated April 27, 2009, issued by The National Security Group, Inc.

May 14, 2009	May 14, 2009	Press release, dated May 14, 2009, issued by The National Security Group, Inc.

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

Dated: August 14, 2009