Form 10-Q
period 2009-09-30
NATIONAL SECURITY GROUP INC
filed 2009-11-13
CIK 865058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding November 13, 2009
Common Stock, $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENDSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
ASSETS	2009	2008
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2009 - $6,304;
2008 - $10,995)	$6,119	$10,952
Fixed maturities available-for-sale, at estimated fair value (cost: 2009 - $68,211;
2008- $61,796)	69,490	58,107
Equity securities available-for-sale, at estimated fair value (cost: 2009 - $5,467
2008 - $5,467)	8,662	7,569
Trading securities	322	253
Receivable for securities sold	-	513
Mortgage loans on real estate, at cost	1,044	502
Investment real estate, at book value (accumulated depreciation: 2009 - $18; 2008 - $18)	4,808	4,754
Policy loans	999	968
Company owned life insurance	5,115	1,957
Other invested assets	4,045	4,557

Total Investments	100,604	90,132

Cash	1,825	3,027
Accrued investment income	961	804
Policy receivables, less allowance for credit losses (2009 - $33; 2008 - $59)	10,420	9,179
Reinsurance recoverable	2,098	4,146
Deferred policy acquisition costs	10,394	9,825
Property and equipment, net	2,506	2,844
Deferred tax asset	467	1,839
Accrued income tax recoverable	2,401	2,321
Other assets	1,041	773

Total Assets	$132,717	$124,890

The Notes to Financial Statements are an integral part of these statements

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2009	2008
	(unaudited)

Property and casualty benefit and loss reserves	$13,473	$14,436
Accident and health benefit and loss reserves	1,277	1,222
Life and annuity benefit and loss reserves	28,463	28,045
Unearned premiums	29,249	27,764
Policy and contract claims	497	503
Other policyholder funds	1,357	1,344
Long-term debt	12,372	12,372
Other liabilities	5,604	4,556

Total Liabilities	92,292	90,242

Contingencies	-	-

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 3,000,000 and 10,000,000 shares authorized, respectively,
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income (loss)	3,152	(1,511)
Retained earnings	29,855	28,741

Total Shareholders' Equity	40,425	34,648

Total Liabilities and Shareholders' Equity	$132,717	$124,890

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008

REVENUES
Net premiums earned	$14,357	$11,707	$44,950	$42,261
Net investment income	1,376	1,332	4,214	3,616
Net realized investment gains (losses)	79	(1,452)	(151)	(1,026)
Other Income	208	254	541	927

Total Revenues	16,020	11,841	49,554	45,778

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	9,131	15,795	28,237	37,167
Policy acquisition costs	3,485	3,437	9,862	9,323
General expenses	2,203	2,099	6,816	6,578
Taxes, licenses and fees	376	540	1,356	1,298
Interest expense	277	282	842	860
Total Expenses
	15,472	22,153	47,113	55,226

Income (Loss) Before Income Taxes	548	(10,312)	2,441	(9,448)

INCOME TAX (BENEFIT) EXPENSE
Current	(107)	(3,220)	318	(2,695)
Deferred	4	(147)	(101)	(554)
	(103)	(3,367)	217	(3,249)

Net Income (Loss)	$651	$(6,945)	$2,224	$(6,199)

NET EARNINGS (LOSS) PER COMMON SHARE	$0.26	$(2.82)	$0.90	$(2.51)

DIVIDENDS DECLARED PER SHARE	$0.150	$0.225	$0.450	$0.675

The Notes to Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

			Accumulated
			Other		Additional
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2008	$34,648	$28,741	$(1,511)	$2,467	$4,951

Comprehensive Income
Net income nine months ended 9/30/2009	2,224	2,224
Other comprehensive income (net of tax of $1,528)
Unrealized gain on securities, net of
reclassification adjustment of ($138)	4,533		4,533
Unrealized gain on interest rate swap	130		130

Total Comprehensive Income	6,887

Cash dividends	(1,110)	(1,110)

Balance at September 30, 2009 (Unaudited)	$40,425	$29,855	$3,152	$2,467	$4,951

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months
	Ended September 30,
	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$2,224	$(6,199)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Change in accrued investment income	(157)	(73)
Change in reinsurance recoverable	2,048	(5,063)
Change in deferred policy acquisition costs	(569)	(1,171)
Change in accrued income tax recoverable	(80)	(4,318)
Deferred tax asset	101	(554)
Depreciation expense	359	343
Change in policy liabilities and claims	(252)	11,907
Other, net	262	5,066
Net cash provided by (used in) operating activities	3,936	(62)

Cash Flows from Investing Activities
Cost of investments acquired	(24,613)	(25,141)
Sale and maturity of investments	20,584	27,567
Purchase of property and equipment	(13)	(239)
Sale of property and equipment	1	-
Net cash (used in) provided by investing activities	(4,041)	2,187

Cash Flows from Financing Activities
Change in other policyholder funds	13	25
Change in notes payable	-	(900)
Dividends paid	(1,110)	(1,665)
Net cash used in financing activities	(1,097)	(2,540)

Net change in cash and cash equivalents	(1,202)	(415)

Cash and cash equivalents, beginning of period	3,027	3,299

Cash and cash equivalents, end of period	$1,825	$2,884

The Notes to the Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries: National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO). NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega). All significant inter-company transactions and accounts have been eliminated. These condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the December 31, 2008 Form 10-K of the Company.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements. Estimates and assumptions are of most significance in determining reserves for future policyholder benefits, reserves for losses and adjustment expenses payable, capitalization and amortization of deferred policy acquisition costs, valuation of assets, and litigation reserves. Actual results could differ from those estimates.

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity or net income as previously reported.

(b)	Recently Issued Accounting Standards

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (ASC), which combined and superseded all existing non-SEC accounting and reporting standards under GAAP and became the single official source for authoritative GAAP guidance combined with guidance issued by the U.S. Securities and Exchange Commission (SEC). The FASB no longer issues new standards in the previous formats. Instead, amendments to the Codification are made by issuing “Accounting Standards Updates” (ASU). The Codification did not change existing GAAP. Accordingly, the issuance of the codification did not impact the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU 2009-05 “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 updated ASC Section 820-10 (“Fair Value Measurements”) to provide additional guidance on how to measure liabilities at fair value for which a quoted price in an active market is not available . In this situation a company can either use the quoted price of an identical liability when traded as an asset or the quoted price of similar liabilities when traded as assets. As of September 30, 2009, the only liability measured at fair value was an interest rate swap discussed in Note 7. The Company does not expect the adoption of ASU 2009-05 to have a material impact on the Company’s results of operations or financial position.

Note 2 – Reinsurance

NSFC, Omega and NSIC, wholly-owned subsidiaries of the Company, reinsure certain portions of insurance risk which exceed various retention limits. NSFC, OMEGA, and NSIC are liable for these amounts in the event assuming companies are unable to meet their obligations. The most significant of our reinsurance contracts, our catastrophe reinsurance protection, was renewed on January 1, 2009. An expanded fourth layer with coverage up to $72.5 million was renewed in July 2009. We maintain a $3.5 million deductible under the property catastrophe reinsurance program with single event coverage up $72.5 million with one reinstatement.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

We maintain reinsurance in four layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	95% of $ 6,500,000 in excess of $ 3,500,000
Second Layer	95% of $ 7,500,000 in excess of $10,000,000
Third Layer	100% of $25,000,000 in excess of $17,500,000
Fourth Layer	100% of $30,000,000 in excess of $42,500,000

Total Coverage $72,500,000

Note 3 – Calculation of Earnings Per Share

Earnings per share were based on net income divided by the weighted average common shares outstanding. The weighted average number of shares outstanding for the period ending September 30, 2009 and 2008 was 2,466,600.

Note 4 – Changes in Shareholders’ Equity

During the nine months ended September 30, 2009 and 2008, there were no changes in shareholders' equity except for net income/(loss) of $2,224,000 and ($6,199,000), respectively; dividends paid of $1,110,000 and $1,665,000 respectively; and reductions of accumulated other comprehensive income (loss), net of applicable taxes, of $4,663,000 and ($5,477,000), respectively. Other comprehensive income consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Note 5 – Investments

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands)
	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$29,852	$1,790	$874	$30,768
Mortgage backed securities	7,574	328	45	7,857
Private label mortgage backed securities	7,384	56	876	6,564
Obligations of states and political subdivisions	15,051	571	53	15,569
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	8,350	386	4	8,732
Total fixed maturities	68,211	3,131	1,852	69,490
Equity securities	5,467	3,931	736	8,662

Total	$73,678	$7,062	$2,588	$78,152

Held-to-maturity securities:
Corporate debt securities	$-	$-	$-	$-
Mortgage backed securities	3,320	105	19	3,406
Private label mortgage backed securities	203	3	-	206
Obligations of states and political subdivisions	2,140	83	2	2,221
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	456	15	-	471

Total	$6,119	$206	$21	$6,304

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$21,153	$84	$2,277	$18,960
Mortgage backed securities	11,101	257	24	11,334
Private label mortgage backed securities	6,590	2	1,369	5,223
Obligations of states and political subdivisions	13,401	81	875	12,607
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	9,551	433	1	9,983
Total fixed maturities	61,796	857	4,546	58,107
Equity securities	5,467	3,130	1,028	7,569

Total	$67,263	$3,987	$5,574	$65,676

Held-to-maturity securities:
Corporate debt securities	$88	$-	$3	$85
Mortgage backed securities	4,087	20	41	4,066
Private label mortgage backed securities	249	-	1	248
Obligations of states and political subdivisions	2,141	34	14	2,161
U.S. Treasury securities and obligations of

U.S. Government corporations and agencies	4,387	48	-	4,435
Total	$10,952	$102	$59	$10,995

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

The amortized cost and aggregate fair value of debt securities at September 30, 2009, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$986	$903
Due after one year through five years	16,875	17,757
Due after five years through ten years	22,109	23,068
Due after ten years	28,241	27,762

Total	$68,211	$69,490

Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	1,106	1,142
Due after five years through ten years	1,974	2,055
Due after ten years	3,039	3,107

Total	$6,119	$6,304

A summary of securities available-for-sale with unrealized losses as of September 30, 2009 and December 31, 2008 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)
	September 30, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$2,930	$101	$6,920	$773	$9,850	$874	26
Mortgage backed securities	312	16	89	29	401	45	2
Private label mortgage backed
securities	484	8	3,990	868	4,474	876	12
Obligations of state and
political subdivisions	-	-	1,313	53	1,313	53	4
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	560	4	-	-	560	4	2
Equity securities	-	-	2,357	736	2,357	736	11
	$4,286	$129	$14,669	$2,459	$18,955	$2,588	57

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

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

A summary of securities held-to-maturity with unrealized losses as of September 30, 2009 and December 31, 2008 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

(Dollars in thousands)
September 30, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$-	$-	$-	$-	-
Mortgage backed securities	-	-	399	19	399	19	2
Private label mortgage backed
securities	-	-	-	-	-	-	-
Obligations of state and
political subdivisions	-	-	355	2	355	2	1
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	-	-	-	-	-
Equity securities	-	-	-	-	-	-	-
	$-	$-	$754	$21	$754	$21	3

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

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

According to the most recent accounting guidance, for securities in an unrealized loss position, the Company is required to assess whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, the Company is required to recognize an other-than-temporary impairment with the entire unrealized loss reported in earnings. For securities in an unrealized loss position that do not meet these conditions, the Company assesses whether the impairment of a security is other-than-temporary. If the impairment is determined to be other-than-temporary, the Company is required to separate the other-than-temporary impairments into two components: the amount representing the credit loss and the amount related to all other factors. The credit loss is the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of other-than-temporary impairments is reported in earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.

Management has evaluated each security in a significant unrealized loss position. Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized. The Company has no material exposure to sub-prime mortgage loans and less than 2% of the fixed income investment portfolio is rated below investment grade. For the nine months ended September 30, 2009, $286,000 in other-than-temporary impairments were realized by the Company. All of the other-than-temporary impairments are deemed credit losses and recorded in earnings. Impairment losses of $1,722,000 were realized in the first nine months of 2008.

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)

	September 30 ,2009	December 31, 2008

	(unaudited)
Net change in unrealized appreciation on available-
for-sale securities before deferred tax	$6,061	$(8,335)
Deferred income tax	(1,528)	2,188

Net change in unrealized appreciation on available-
for-sale securities	$4,533	$(6,147)

The increase in unrealized appreciation is directly attributable to recoveries in the market values of available-for-sale debt securities.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Note 6 – Income Taxes

The Company recognizes tax-related interest and penalties as a component of tax expense. The Company incurred $-0- in interest and penalties as of both September 30, 2009 and December 31, 2008. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2006. The Internal Revenue Service completed an examination during 2008 of the Company’s 2005 Federal Income Tax Return. No material adjustments were made as a result of this examination. No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes. The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Nine months ended September 30,
	2009	2008

Federal income tax rate applied to pre-tax income	$830	$(3,212)
Dividends received deduction and tax-exempt interest	(180)	(191)
Company owned life insurance	(223)	95
Small life deduction	(204)	-
Other, net	(6)	59

Federal income tax expense	$217	$(3,249)

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

(in thousands)

	September 30,	January 1,
	2009	2009
General insurance expenses	$875	$769
Unearned premiums	1,988	1,885
Claims liabilities	320	337
Unrealized losses on securities available-for-sale	-	392
Other than temporary impairments on securities owned	772	734
Deferred tax assets	$3,955	$4,117

Depreciation	$(104)	$(118)
Deferred policy acquisition costs	(2,303)	(2,160)
Unrealized gains on securities available-for-sale	(1,081)	-
Deferred tax liabilities	$(3,488)	$(2,278)

Net deferred tax asset (liability)	$467	$1,839

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

The appropriate income tax effects of changes in temporary differences are as follows:

(in thousands)

	Quarter ended September 30,
	2009	2008

Deferred policy acquisition costs	$143	$363
Unearned premiums	(103)	(803)
General insurance expenses	(106)	43
Depreciation	(14)	(45)
Claim liabilities	17	(112)
Other than temporary impairments	(38)	-

	$(101)	$(554)

Note 7 – Long-Term Debt

Long-term debt consisted of the following as of September 30, 2009 and December 31, 2008:

( in thousands)

	2009	2008
Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured. Due in 2035.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured. Due in 2037.	3,093	3,093
	$12,372	$12,372

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

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

The swaps entered into in 2007 and 2009 have fair values of $270,000 (liability) and $84,000 (asset), respectively, for a net liability of $186,000 which is reported as a component of other liabilities on the balance sheet. A net valuation gain of $130,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.

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

In 2007, the Company sold substantially all of its interest in a consolidated subsidiary, Mobile Attic, Inc. On July 9, 2009, the Company moved to intervene in a complaint filed by the purchaser of Mobile Attic against the founder and former president/CEO of Mobile Attic and others, regarding the plaintiff’s purchase of shares of Mobile Attic. The Company filed a proposed complaint in intervention requesting the Court to find that the Company is not liable for indemnity under the Stock Purchase Agreement, or in the alternative, to award damages to the Company for any loss suffered as a result of the fraudulent actions of the former president/CEO of Mobile Attic and as a result of the negligence of Mobile Attic and its auditors in the preparation of Mobile Attic’s financial statements. The Court has subsequently granted the Company’s motion to intervene and the Company is in the initial stages of discovery. No amount has been accrued in these financial statements since the outcome of this matter is uncertain and the amount of liability, if any, cannot be determined.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Note 9 – Fair Value of Financial Assets and Financial Liabilities

The Company has adopted recently issued accounting standards related to fair value measurements. These standards define fair value, establish a framework for measuring fair value, outline a fair value hierarchy based on inputs used to measure fair value, and enhance disclosure requirements for fair value measurements. These standards do not change existing guidance as to whether or not an instrument is carried at fair value. The Company has determined that its fair value measurements are in accordance with the requirements of these new accounting standards. The implementation of the new accounting standards has not had any impact on the Company’s consolidated financial condition or results of operations.

The Company categorizes assets and liabilities carried at their fair value based upon a fair value hierarchy:

Level 1 – Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investments
Fixed maturities available-for-sale	$69,490	$8,734	$60,171	$585
Trading Securities	322	322	-	-
Equity securities available-for-sale	8,662	7,929	-	733

Total Financial Assets	$78,474	$16,985	$60,171	$1,318

Financial Liabilities
Other Liabilities
Interest rate swap	$186	$-	$-	$186

Total Financial Liabilities	$186	$-	$-	$186

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

	For the nine-months ended September 30, 2009
	Fixed Maturities	Equity Securities	Interest Rate
(In Thousands)	Available-for-Sale	Available-for-Sale	Swap

Beginning balance	$652	$733	$(316)
Total gains or losses (realized and
unrealized):
Included in earnings	-	-	-
Included in other comprehensive income	(67)	-	130
Purchases, sales, issuances and settlements,
net	-	-	-
Transfers in/(out) of Level 3	-	-	-
Ending balance	$585	$733	$(186)
The amount of total gains or losses for the
period included in earnings attributable to the
change in unrealized gains or losses relating
to assets and liabilities still held as of
September 30, 2009	$-	$-	$-

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

For the quarter ended September 30, 2009, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The aggregate fair value of interest rate swaps in a net liability position on September 30, 2009 was $186,000 for which the Company has posted collateral of $501,000.  The fair value of the interest rate swap in a net liability position is included in Other Liabilities on the balance sheet.

Note 10 – Segments

The Company’s property and casualty insurance operations comprise one business segment.  The property and casualty insurance segment consists of seven lines of business:  dwelling fire and extended coverage, homeowners (including mobile homeowners), ocean marine, other liability, private passenger auto liability, commercial auto liability and auto physical damage. Management organizes the business utilizing a niche strategy focusing on lower valued dwellings as well as non-standard automobile products. Our Chief Operating Decision Makers (President, Chief Financial Officer and Chief Executive Officer) review results and operating plans making decisions on resource allocations on a company-wide basis. The Company’s products are primarily produced through agents within the states in which we operate.

The Company’s life and accident and health operations comprise the second business segment. The life and accident and health insurance segment consists of two lines of business: traditional life insurance and accident and health insurance.

The following table presents the Company’s gross premiums written and earned for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross premiums written:
Life, accident and health operations:
Traditional life insurance	$1,343	$1,346	$3,996	$4,090
Accident and health insurance	511	396	1,408	1,142
Total life, accident and health	1,854	1,742	5,404	5,232

Property and Casuatly operations:
Dwelling fire & extended coverage	6,636	6,626	20,724	25,480
Homeowners (Including mobile homeowners)	6,927	6,382	21,321	24,755
Ocean Marine	478	437	1,100	921
Other liability	315	374	982	1,277
Private passenger auto liability	459	4	910	485
Commercial auto liability	134	275	408	565
Auto physical damage	229	(20)	501	149
Reinsurance premium ceded	(2,254)	(2,771)	(4,987)	(4,939)
Total property and casualty	12,924	11,307	40,959	48,693

Total premiums written	$14,778	$13,049	$46,363	$53,925

Gross premiums earned:
Life, accident and health operations:
Traditional life insurance	$1,336	$1,374	$4,078	$4,229
Accident and health insurance	515	403	1,426	1,148
Total life, accident and health	1,851	1,777	5,504	5,377

Property and Casuatly operations:
Dwelling fire & extended coverage	7,015	6,185	21,045	19,528
Homeowners (Including mobile homeowners)	6,437	5,526	19,835	18,794
Ocean Marine	338	308	955	1,033
Other liability	345	366	1,050	1,067
Private passenger auto liability	300	77	663	644
Commercial auto liability	149	275	483	565
Auto physical damage	179	(33)	381	186
Reinsurance premium ceded	(2,257)	(2,774)	(4,966)	(4,933)
Total property and casualty	12,506	9,930	39,446	36,884

Total premiums earned	$14,357	$11,707	$44,950	$42,261

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Note 11 – Subsequent Events

There were no subsequent events requiring adjustment to the  condensed consolidated financial statements or disclosure through November 13, 2009, the date that the Company’s condensed consolidated financial statements were issued.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of September 30, 2009, and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2009, shareholders’ equity for the nine-month period ended September 30, 2009 and cash flows for the nine-month period ended September 30, 2009. The condensed consolidated statements of income for the three and nine-month periods ended September 30, 2008 and cash flows for the nine-month period ended September 30, 2008 were reviewed by other auditors whose report dated November 13, 2008 was included in the Form 10-Q for the period ended September 30, 2008. These consolidated financial statements are the responsibility of the company’s management.

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

November 13, 2009

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of September 30, 2009, compared with December 31, 2008 and its results of operations for the three- and nine-month periods ending September 30, 2009 and cash flows for the nine-month period ended September 30, 2009, compared with the same periods last year. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

The reader is assumed to have access to the Company’s 2008 Annual Report. This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 20 of this Form

10-Q.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents. The Company operates in eleven states with over 60% of total premium revenue generated in the states of Alabama and Mississippi. Property and casualty insurance is the most significant segment accounting for 87.8% of total insurance premium revenue during the first nine months of 2009. Life segment revenue accounts for 12.2% of total insurance premium revenue.

National Security Insurance Company (NSIC) is a life, accident and health insurance company. The underwriting of life insurance products in NSIC accounts for 9.1% of our total premium revenue and the underwriting of accident and health insurance products accounts for 3.2% of our total premium revenue. Due to the relatively small amount of premium revenue in each line of business produced by NSIC, all references in the remainder of this management discussion and analysis to NSIC will include the combined life, accident and health insurance operations and compose the life segment of the Company. NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina and Texas.

Omega One Insurance Company (Omega) is a property and casualty insurance company incorporated in 1992. Omega is a wholly owned subsidiary of NSFC and is the smallest of the insurance subsidiaries accounting for less than 5% of premium revenue. Omega is licensed and underwrites property and casualty insurance in the states of Alabama and Louisiana. There is no material product differentiation between those products underwritten by NSFC and Omega as both primarily underwrite personal lines insurance. Due to the small amount of premium revenue produced by Omega and the fact that Omega is a wholly owned subsidiary of NSFC underwriting similar lines of business, all references to NSFC in the remainder of this report will include the insurance operations of both NSFC and Omega and composes the property and casualty (P&C) segment.

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

All of our insurance companies have been assigned ratings by A.M. Best. The property and casualty group has been assigned a group rating of “B++” (Good) with a negative outlook. In addition, A.M. Best has assigned an issuer credit rating of “bbb” with a negative outlook. NSFC, the largest of the insurance subsidiaries, carries the same A.M. Best ratings as the group. Omega carries an A.M. Best rating of “B+” (Good) with a stable outlook and an issuer credit rating of “bbb-“ with a stable outlook. The life insurance subsidiary, NSIC, has been assigned a rating of “B” (Fair) with a stable outlook and an issuer credit rating of “bb” with a stable outlook. All ratings are reviewed at least annually by A.M. Best with the latest ratings effective April 22, 2009.

The two primary segments in which we report insurance operations are the personal lines property and casualty insurance segment (NSFC) and the life, accident and health insurance segment (NSIC). Our income is principally derived from earned premiums received less claims paid, sales commissions to agents, costs of underwriting and insurance taxes and fees. We also derive income from investments which includes interest and dividend income and gains and losses on investment holdings.

CONSOLIDATED RESULTS OF OPERATIONS

Summary:

For the quarter ended September 30, 2009, the Company had net income of $651,000 compared to a net loss of $6,945,000 for the same period last year. The most significant factor contributing to the improvement in 2009 was the lack of hurricane activity. Third quarter of 2008 results were adversely impacted by losses incurred from Hurricanes Gustav and Ike.

For the nine-months ended September 30, 2009, the Company had net income of $2,224,000 compared to a net loss of $6,199,000 for the same period last year. Third quarter 2008 hurricane losses coupled with a high frequency of non-hurricane related catastrophe losses in the first nine months of 2008 were the primary factors contributing to the poor results in 2008.

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

Premium revenue:

Premium revenue increased $2.65 million to $14,357,000 compared to $11,707,000 for the three months ended September 30, 2008. Catastrophe reinsurance premium ceded decreased 2008 net premium revenue in the third quarter by an additional $1.6 million due to catastrophe reinstatement premium payments triggered by Hurricane Gustav.

Investment income:

Investment income in the third quarter of 2009 was $1,376,000, an increase of $44,000 compared to the same period last year.

Realized investment gains and losses:

Realized investment gains totaled $79,000 compared to realized investment losses of $1,452,000 for the three months ended September 30, 2008.

Other income:

For the three months ended September 30, 2009 other income was $208,000 compared to $254,000 for the same period last year; a decrease of $46,000. The primary reason for the decrease in other income was the decline in policy and payment fees related to the automobile program in the P&C segment. In addition, billing fees related to the property lines of business declined with the largest decreases in our two largest states; Alabama and Mississippi.

Policyholder benefits:

For the three months ended September 30, 2009, the Company incurred policyholder benefits and settlement expenses totaling $9,131,000 compared to $15,795,000 for the same period last year. Incurred losses in the third quarter of 2008 were significantly higher than the current year due to the impact of Hurricanes Gustav and Ike which both struck the Gulf Coast during September 2008. The Company incurred no hurricane related losses in the three months ended September 30, 2009.

Policy acquisition cost:

For the three-month period ended September 30, 2009, policy acquisition cost was 24.3% of premium revenue compared to 29.4% for the same period last year. The primary factor contributing to the elevated ratio of policy acquisition cost to earned premium in 2008 was the increase in ceded premium associated with catastrophe reinstatement cost triggered by Hurricane Gustav.

General expenses:

General expenses for the three months ended September 30, 2009 totaled $2,203,000 or 15.3% of premium revenue compared to $2,099,000 or 17.9% of premium revenue for the same period last year. The decline in general expenses as a percentage of premium revenue is directly related to the reduction of earned premium for catastrophe reinstatement cost incurred related to Hurricane Gustav for the quarter ended September 30, 2008. The dollar increase is directly related to expenses of the holding company, most significantly expenses related to deferred compensation and legal fees.

Taxes, licenses and fees:

Taxes, licenses and fees totaled $376,000 compared to $540,000 for the quarter ended September 30, 2008. An adjustment in accrual estimates for the year is the primary reason for the decline in taxes, licenses and fees for the quarter.

Interest expense:

Interest expense is $277,000 for the quarter ended September 30, 2009, virtually unchanged for the same period last year.

Income taxes:

For the three-month period ended September 30, 2009, the Company generated an income tax benefit of $103,000 compared to an income tax benefit of $3,367,000 in the same period last year. Pre-tax income of $548,000 included a non-taxable increase in value of company owned life insurance of $208,000. Also, an adjustment in expense allocation during the quarter between the life insurance subsidiary and the P&C subsidiaries resulted in a decline in the effective tax rate on a consolidated basis for the quarter due to the effects of the small life deduction. These two items resulted in a decrease in the Company’s current income tax accrual for the quarter.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008  Premium revenues:

For the nine months ended September 30, 2009, premiums earned were $44,950,000 compared to $42,261,000 for the same period last year; an increase of 6.4%. NSIC ended the first nine months of 2009 with premium revenue of $5,504,000 compared to $5,377,000 for the same period last year. Year-to-date premiums earned for NSIC were up due to a $278,000 increase related to increased production related to a new cancer product launched in July 2008. The P&C segment ended the first nine months of 2009 with year-to-date earned premiums of $39,446,000 compared to $36,884,000 for the same period last year; an increase of 6.9%. An increase in production associated with dwelling property lines of business and a decrease in ceded earned premium were the primary factors contributing to the increase in earned premium.

Investment income:

Investment income for the nine months ended September 30, 2009 was $4,214,000 compared to $3,616,000 for the same period last year. The increase in investment income in 2009 was primarily due to a recovery in the value of a company owned life insurance investment.

Capital gains:

Realized capital losses were significantly less at $151,000 for the first nine months of 2009 compared to capital losses $1,026,000 for the same period last year. Net realized losses for the current period were primarily comprised of $286,000 in other-than-temporary impairments and $129,000 in net realized gains from the sale of investments. Likewise, realized losses for the same period last year were generated primarily from the recognition of $1,722,000 in other-than-temporary impairments which were partially offset by realized capital gain on equity investments of $418,000.

Other income:

Other income decreased $386,000 in the first nine months of 2009 compared to the same period last year. Other income is primarily composed of insurance related fees tied to the non-standard auto line of business as well as billing fees generated from our property lines of business.

Policyholder benefits and settlement expenses:

Year-to-date policyholder benefits and settlement expenses for 2009 were $28,237,000 compared to $37,167,000 for the same period last year; a decrease of 24%. Through the third quarter of 2009, the P&C segment was impacted by ten non-hurricane catastrophes which totaled $2,033,000. In contrast, the P&C segment was impacted by nineteen non-hurricane catastrophes through third quarter of 2008 totaling $4,916,000. These amounts primarily consisted of tornado and windstorm related losses. The non-hurricane catastrophe losses added 5.3 percentage points to the 2009 loss ratio and 13.2 percentage points to the 2008 loss ratio.

The P&C segment’s year-to-date incurred losses and loss adjustment expenses from Hurricane Gustav totaled $10.1 million through the end of third quarter 2008. In addition, Hurricane Ike generated incurred losses and incurred adjustment expenses totaling $3.5 million as of September 30, 2008. The net losses and loss adjustment expenses retained by the Company related to these two hurricanes added 19.7 percentage points to the 2008 loss ratio. While the Company maintains reinsurance to mitigate the effects of catastrophic events such as Hurricanes Gustav and Ike, the Company incurs 100% of losses from each event up to a retention of $3.5 million per event under its catastrophe reinsurance agreement. The 2009 hurricane season has been quiet with no storms affecting the P&C segment. However, the P&C segment has been impacted by year-to-date incurred loss and loss adjustment expense development resulting from Hurricane Katrina (which struck the Louisiana coast in August 2005) totaling $498,000. These claims are not reinsured due to exceeding the upper limit on the coverage for the 2005 catastrophe contract.

Policy acquisition costs:

For the nine-month period ended September 30, 2009, policy acquisition cost was 22% of premium revenue compared to 22.1% for the same period last year.

General expenses:

General expenses for the nine months ended September 30, 2009 totaled $6,816,000 compared to $6,578,000 for the same period last year. General expenses as a percent of earned premium were virtually unchanged at 15.16% and 15.56% for the year-to-date periods ended September 30, 2009 and 2008 respectively.

Taxes, licenses, and fees:

Taxes, licenses and fees were $1,356,000 for the nine-month period ended September 30, 2009 compared to $1,298,000 for the same period last year. As a percent of earned premium, taxes, licenses and fees were virtually unchanged at 3.02% and 3.07% for the year-to-date periods ended September 30, 2009 and 2008, respectively.

Interest expense:

Interest expense totaled $842,000 compared to $860,000 for the nine-months ended September 30, 2008. The decrease in interest expense was primarily due to the repayment of a line of credit during the first half of 2008.

Income taxes:

For the nine-month period ended September 30, 2009, income tax expense totaled $217,000 compared to a benefit of $3,249,000 for the same period last year. Income tax expense in the current year results in an effective tax rate of 8.89% and is primarily the result of income generated from tax free investments and an increase in income in the life insurance subsidiary which has a lower statutory effective tax rate due to the small life insurance company deduction. Significant losses sustained in the property and casualty subsidiaries generated significant tax benefits for the year to date in 2008.

Investments:

Invested assets at September 30, 2009 increased $10,472,000 compared to December 31, 2008. Much improved market conditions contributed to a recovery of approximately $4,968,000 in market value of fixed maturity available-for-sale securities. Approximately $1,093,000 of the increase in invested assets is attributable to a recovery in the value of equity investments. The value of the Company’s investment in company owned life insurance increased in value by $658,000.

In addition to increases in market values of available-for-sale securities, the Company used positive cash flow primarily from operations to increase investment purchases by $4,029,000.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”). At September 30, 2009 the Company has no material exposure to sub-prime mortgage loans and approximately 2% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company currently has no bonds in the investment portfolio in default. The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities. Management believes the level of such investments is not material to the Company’s financial condition.

Liquidity and capital resources:

At September 30, 2009, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $40,425,000, up $5,777,000 compared to December 31, 2008. Recoveries in market values of fixed maturities and equity securities totaling $4,533,000 (net of tax) were the primary factors contributing to the improved equity position. Additional factors contributing to the change in equity were year-to-date net income of $2,224,000, a gain on the interest rate swap of $130,000 and dividends paid of $1,110,000.

The Company has $12,372,000 in debt outstanding consisting of long-term debt from the proceeds of two separate trust preferred securities issuances, the latest of which totaled $3,000,000 and was completed in June 2007. The Company currently does not anticipate any new borrowings.

The Company had $1,825,000 in cash and short-term investments at September 30, 2009. Net cash provided by operating activities totaled $3,936,000 for the nine-months ended September 30, 2009 primarily due to year-to-date net income of $2,224,000 and reinsurance recoveries of $2,048,000. The liquidity requirements of the Company are primarily met by funds provided from operations of the life insurance and property/casualty subsidiaries. The Company receives funds from its subsidiaries consisting of dividends, payments for federal income taxes, and reimbursement of expenses incurred at the corporate level for the subsidiaries. These funds are used to pay stockholder dividends, corporate interest, corporate administrative expenses, federal income taxes, and for funding investments in subsidiaries.

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

The Company’s business is concentrated primarily in the Southeastern United States. Accordingly, unusually severe storms or other disasters in the Southeastern United States might have a more significant effect on the Company than on a more geographically diversified insurance company. However, the Company maintains a catastrophe reinsurance program to limit the effect of such catastrophic events on the Company’s financial condition. The Company deductible under the terms of the reinsurance contract totals $3.5 million however; the Company maintains cash and short-term investments in sufficient amounts to cover the deductible payment in the event of a catastrophic event.

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

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine month period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

b. Reports on Form 8-K during the quarter ended September 30, 2009

Date of Report	Date Filed	Description

August 14, 2009	August 18, 2009	Press release, dated August 14, 2009, issued by The National Security Group, Inc.

July 17, 2009	July 22, 2009	Press release, dated July 22, 2009, issued by The National Security Group, Inc.

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

Dated: November 13, 2009