Form 10-K
period 2009-12-31
NATIONAL SECURITY GROUP INC
filed 2010-03-26
CIK 865058

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      □ Yes    □ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filler,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer     Non-accelerated filer    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $15,850,514

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 26, 2010
Common Stock, $1.00 par value	2,466,600 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.
Definitive proxy statement for the 2010 Annual Meeting of Stockholders to be held May 14, 2010 is incorporated by reference into Part III of this report.  The proxy statement will be filed no later than 120 days from December 31, 2009.

2.	Current Report on Form 8-K for event occurring on February 26, 2010 is incorporated into Part IV of this report.

 PART I

Item 1.  Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company, NSG, we, us, our), an insurance holding company, was incorporated in Delaware on March 20, 1990.  Our common stock is traded on the NASDAQ Global Market under the symbol NSEC.

Pursuant to regulations of the United States Securities and Exchange Commission (SEC), we are considered a “Smaller Reporting Company” as defined by SEC rules that became effective in the first quarter of 2008.  We have elected to utilize an “a la carte” scaled disclosure which permits smaller reporting companies to elect to comply with scaled financial and non-financial disclosure requirements on an item by item basis.  The most significant reporting difference permitted under the scaled disclosures which we have utilized is to include two years of audited financial statements.

The Company, through its three wholly owned subsidiaries, operates in two industry segments; property and casualty insurance and life insurance.

The property and casualty subsidiaries of the Company, National Security Fire and Casualty (NSFC), and Omega One Insurance Company (Omega), primarily write personal lines coverage including dwelling fire and windstorm, homeowners, mobile homeowners, and personal non-standard automobile lines of insurance in eleven states. Property and casualty insurance is the most significant industry segment accounting for 89% of total premium revenues.

The Company’s life insurance subsidiary, National Security Insurance Company, offers a basic line of life and health and accident insurance products in six states.

The majority of our assets and investments are held in the operating insurance companies.

The Company’s website address is: www.nationalsecuritygroup.com.  The “Investors” section of our website (http://www.nationalsecuritygroup.com/public/Investors/Investors.aspx) provides numerous resources for investors seeking additional information about us.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K are made available on our website soon after filing with the SEC.  Additionally, stock trades by insiders as filed on Forms 3, 4, and 5 are posted to the website after filing with the SEC.  The website also provides information regarding corporate governance, stock quotes and press releases.  Investors are encouraged to visit our website for additional information about the Company.

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

▪
The Company mitigates risk associated with property and casualty policies through implementing effective underwriting and reinsurance strategies.  The Company obtains reinsurance which increases underwriting capacity and limits the risk associated with policy claims.  The Company is subject to credit risk with regard to reinsurers as reinsurance does not alleviate the Company’s liability to its insured’s for the ceded risks.  The Company utilizes a third-party to develop a reinsurance treaty with reinsurers who are reliable and financially stable.  However, there is no guarantee that booked reinsurance recoverable will actually be recovered.  A reinsurer’s insolvency or inability to make payments due could have a material adverse impact on the financial condition of the Company.

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

Industry Segment and Geographical Area Information

Property and Casualty Insurance Segment

The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. This segment will be referred to throughout this report as NSFC, property-casualty segment or P&C segment.  NSFC is licensed to write insurance in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia, and operates on a surplus lines basis in the states of Louisiana, Missouri, and Texas. Omega is licensed to write insurance in Alabama and Louisiana.  The following table indicates allocation percentages of direct written premium by state for the two years ended December 31, 2009 and 2008:

State	Percent of Direct Written Premium
	2009	2008
Alabama	32.53%	36.39%
Arkansas	7.61%	9.62%
Georgia	6.34%	5.28%
Louisiana	14.24%	11.42%
Mississippi	16.43%	19.22%
South Carolina	9.59%	8.16%
Florida	0.18%	0.21%
Missouri	0.93%	1.23%
Oklahoma	3.98%	3.11%
Tennessee	5.94%	3.71%
Texas	2.23%	1.65%
	100.00%	100.00%

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

The operating results of the property-casualty insurance industry are subject to significant fluctuations from quarter-to-quarter and from year-to-year.   These fluctuations are often due to the effect of competition on pricing, unpredictable losses incurred in connection with weather-related and other catastrophic events, general economic conditions and other factors, such as changes in tax laws and the regulatory environment.

The following table sets forth the premiums earned and pre-tax income during the periods reported for the property and casualty insurance segment:

	Year Ended December 31
	(Amounts In Thousands)
	2009	2008
Net premiums earned:
Fire, Allied lines and Homeowners	$49,310	$46,741
Automobile	2,206	1,633
Other	879	934
	$52,395	$49,308

Income (Loss) before taxes	$6,617	$(5,649)

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

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods.  Company management believes that the reserves established at the end of 2009 are adequate.  However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate.  Due to the short tail nature of the property and casualty subsidiaries’ claim liabilities, the Company does not discount loss reserves for the time value of money.  Dollar amounts are in thousands.

		1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Gross unpaid losses per
Consolidated Balance Sheet		$18,463	$15,409	$11,489	$11,513	$11,343	$13,094	$19,511	$12,498	$11,973	$14,436	$12,646
Ceded reserves		(3,899)	(3,092)	(2,396)	(1,555)	(1,232)	(2,611)	(8,560)	(1,783)	(555)	(2,421)	(549)
Net unpaid losses		$14,564	$12,317	$9,093	$9,958	$10,111	$10,483	$10,951	$10,715	$11,418	$12,015	$12,097

Cumulative net payments:	1 year later	$4,423	$3,907	$3,362	$4,342	$5,567	$5,584	$7,384	$6,438	4,797	5636
	2 years later	5,758	5,643	4,416	5,520	6,765	7,006	9,063	8,103	6,496
	3 years later	7,266	6,359	5,076	5,865	7,038	7,521	10,198	9,652
	4 years later	7,744	6,737	5,221	5,945	7,274	7,811	11,439
	5 years later	8,039	6,837	5,106	6,136	7,351	8,018
	6 years later	8,139	6,731	5,164	6,167	7,390
	7 years later	8,028	6,773	5,180	6,183
	8 years later	8,067	6,789	5,193
	9 years later	8,088	6,822
	10 years later	8,121

Net Liability re-estimated:	1 year later	11,067	8,847	6,805	7,334	9,186	9,042	11,844	11,817	9,046	9438
	2 years later	9,261	7,863	6,017	7,165	8,607	9,118	11,827	11,061	8,739
	3 years later	8,931	7,460	5,856	6,906	8,098	8,669	12,161	11,121
	4 years later	8,556	7,236	5,699	6,509	7,863	8,404	12,337
	5 years later	8,422	7,240	5,436	6,499	7,629	8,274
	6 years later	8,519	6,995	5,413	6,313	7,570
	7 years later	8,264	6,961	5,297	6,314
	8 years later	8,245	6,897	5,308
	9 years later	8,193	6,928
	10 years later	8,227

Net cumulative redundancy (deficiency)		$6,337	$5,389	$3,785	$3,644	$2,541	$2,209	$(1,386)	$(406)	$2,679	2,577

Our reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

For the Years Ended December 31,
	2009		2008
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
	*Loss and LAE reserves are in thousands
↓10.0%	$ 11,381	↑3.07%	$ 12,992	↑2.75%
↓ 7.5%	11,698	↑2.30%	13,353	↑2.06%
↓ 5.0%	12,014	↑1.54%	13,714	↑1.38%
↓ 2.5%	12,330	↑0.77%	14,075	↑0.68%
Reported	12,646	-	14,436	-
↑ 2.5%	12,962	↓ 0.77%	14,796	↓ 0.69%
↑ 5.0%	13,278	↓ 1.54%	15,157	↓ 1.37%
↑ 7.5%	13,594	↓ 2.30%	15,519	↓ 2.06%
↑10.0%	13,911	↓ 3.07%	15,879	↓ 2.75%

While our reserve estimates have had more significant variability in the past, we believe that the scenarios presented above are most reasonably likely as our methodology has become more seasoned and we have maintained continuity of staff involved in the reserving process.

Life Insurance Segment

National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947, conducts the Company’s life insurance business.  This segment will be referred to throughout this report as NSIC, Life Company, or Life segment.  NSIC is licensed to write insurance in six states: Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas.  The following table indicates NSIC’s percentage of direct premiums collected by state for the two years ended December 31, 2009 and 2008:

State	Percentage of Total Direct Premiums
	2009	2008
Alabama	57.02%	57.25%
Georgia	21.54%	21.79%
Mississippi	10.20%	10.13%
South Carolina	7.09%	6.21%
Florida	2.56%	1.90%
Texas	1.59%	2.72%
	100.00%	100.00%

NSIC has two primary methods of distribution of insurance products, home service (career) agents and independent agents.  The home service distribution method of life insurance products accounts for 33.4% of total premium revenues in the life insurance segment.   Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent.  The home service distribution method has been the Company’s primary method of distribution since the founding of NSIC in 1947.  However, over the past nine years, the Company has placed its primary emphasis for future growth on alternative methods of distribution.  The Company employed 12 career agents and one regional manager at December 31, 2009.  The independent agent distribution method accounts for 62% of total premium revenue in the life insurance segment.  Since NSIC began marketing life, accident and health products through independent agents in 1999 this distribution channel has become the Company’s fastest growing and primary method of distribution.  Approximately 1,580 agents of the Company’s independent agents produced new business during 2009.  The remaining 4.6% of premium revenue consists of the following:  a book of premium acquired from a state guaranty association in 2000 (1%), premium generated through direct sales of school accident insurance (1%), and other miscellaneous business serviced directly through the home office (3.9%).

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

The following table displays a schedule of 2009 life segment premium produced by product and distribution method (dollars in thousands):

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$100	$-	$76
Ordinary	1,975	3,040	29
Group Life	-	14	73
A&H Group	-	-	90
A&H Other	332	1,405	65
Total Premium by Distribution Method	$2,407	$4,459	$333

The following table sets forth certain information with respect to the development of the Life Company’s business:

	Year Ended December 31
	(Amounts In Thousands)
	2009	2008
Life insurance in force at end of period:
Ordinary-whole life	$168,400	$167,000
Term life	25,000	25,000
Industrial life	21,600	22,200
Other	-	-
	$215,000	$214,200

Life insurance issued:
Ordinary-whole life	$39,000	$40,000
Term life	-	4,300
Industrial life	-	-
Other	-	-
	$39,000	$44,300

Net premiums earned:
Life insurance	$5,282	$5,389
Accident and health insurance	1,917	1,567
	$7,199	$6,956

Life Insurance Segment Reserves

We engage Wakely Actuarial Services of Clearwater, Florida as consulting actuary to calculate our reserves for traditional life insurance products.  The methodology used requires that the present value of future benefits to be paid under life insurance policies less the present value of future net premiums be calculated.  The calculation uses assumptions including estimates of any adverse deviation, investment yields and changes in investment yields, mortality, maintenance expenses and any non-forfeiture options or termination benefits.  The assumptions determine the level and sufficiency of reserves and reserves are calculated and reviewed by our consulting actuary at the end of each quarter.  The independent consulting actuary also reviews our estimates for other insurance products including claims reserves under accident and health contracts.  Management believes that the reserve amounts reflected in the accompanying consolidated financial statements are adequate.

Investments

A significant percentage of the total income for the Company is tied to the performance of its investments.  Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company.  Our investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities.  At December 31, 2009, investments comprise 78.2% of total assets and investment income (including realized gains) comprises 9% of total revenues evidencing the significant impact investments can have on financial results.   Because the Company’s insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements.  The Company’s investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

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

Agents receive compensation for their sales efforts.  In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission.  Commissions paid by NSIC in 2009 averaged approximately 8% of premiums.  Commissions paid by NSFC in 2009 averaged approximately 14% of premiums.  During 2009, no one independent agent accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries.  NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business.  This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2009, NSIC employed 10 career agents and one regional manager.  NSIC also had approximately 400 independent agents actively producing new business.

At December 31, 2009, NSFC had contracts with approximately 1,300 independent agencies in eleven states.

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

We have actively sought competitive advantages over the last seven years in the area of technological advancement.  We have replaced our primary policy administration systems in both our property and casualty and life insurance subsidiaries.  We replaced our legacy policy administration system in our life subsidiary in 2002.  In late 2006 and throughout 2007 we began the process in transitioning to a new policy administration system in our property and casualty subsidiary.  In 2008, we began development of the current property and casualty claims administration system.

The property and casualty administration system is an internally developed end-to-end system that we believe enhances our ability to compete with larger carriers in the market we serve.  The system features a web based portal that allows our independent agents to rate, quote and issue policies directly in their office.  The system streamlines the underwriting process with automation of many previous manual processes and enhances our agents’ ability to provide excellent service to their clients.  The system also enhances the efficiency of our underwriting process allowing for a more thorough evaluation of risks.

Our new property and casualty claims administration system was launched in early 2010 and consolidated eleven different legacy claims systems providing a consistent user interface for our claims examiners.  The new claims system automates processes and workflows throughout the claims process and provides a single view of the activity that has occurred on a claim.  The system also has an adjuster web portal, which allows adjusters to view policy limits, see reserve history and policy information, and view prior claims and loss history.  Communications between adjusters and examiners is centralized on the web portal allowing for any messages to be viewed securely as part of the claims history.  Computerized field checks for staff adjusters was also implemented enforcing reserve and policy limits while reducing the error rates of the previously used hand written checks issued in the field.

During 2010, we hope to automate ISO A+ Reports and MVR Reports as well as begin a salvage and subrogation recovery and tracking project.  Mortgage companies will have a web portal in the first half of 2010 providing the important information they need while reducing call volume into our customer service center.  Our Company has a clear vision of how technology can be utilized in our business.  We hope to gain competitive advantage through technological improvements while providing superior service to our policyholders and agents.

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

Our insurance subsidiaries are subject to various statutory restrictions and limitations relating to the payment of dividends or distributions to stockholders.  The restrictions are generally based on certain levels of surplus, net income or operating income as determined by statutory accounting practices.  Alabama law permits dividends in any year which, together with other dividends made within the preceding 12 months that do not exceed the greater of (1) 10% of statutory surplus as of the end of the preceding year or (2) for property and casualty insurers, statutory net income for the preceding year or for life companies, statutory net gain from operations for the preceding year.  Dividends in excess of the restricted amounts are payable only after obtaining regulatory approval.  Future dividends from the insurance subsidiaries may be limited by business or regulatory considerations.  The Company relies on the ability of the insurance subsidiaries to pay dividends to fund quarterly stockholder dividends and for payment of most operating expenses of the group, including interest and principal payments on debt.  We are not currently under any regulatory dividend limitations that may limit our liquidity in the Company.  Further discussion of dividend payment capacity of subsidiaries can be found in Note 13 of the Consolidated Financial Statements included herein.

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC).  These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio.  The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized.  Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer’s assets, including investments and an insurer’s liabilities.  Risk based capital rules provide for different levels of action depending on the ratio of a company’s total adjusted capital to its “authorized control level” RBC.  Based on calculations made by each of our insurance subsidiaries at December 31, 2009, each subsidiary significantly exceeds any levels that would require regulatory actions.

A.M. Best Rating

A.M. Best Company is a leading provider of insurance company financial strength ratings and insurance company issuer credit ratings.  Best’s financial strength ratings and issuer credit ratings provide an independent opinion based on comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  The property and casualty companies currently carry an A.M. Best group financial strength rating of B++ (Good) with a negative outlook.  This rating of B++ has remained the same for the past twelve years.  The property and casualty group maintains an issuer credit rating of “bbb” with a stable outlook.  National Security Insurance Company maintains a company specific financial strength rating of B (Fair) with a stable outlook and an issuer credit rating of “bb” with a stable outlook.  For the latest ratings, access www.ambest.com.

Employees

The Company itself has no management or operational employees. Instead, all human resource activities are within subsidiary National Security Insurance Company.  NSIC employed 134 staff members as of December 31, 2009.  The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with The National Security Insurance Company whereby the Company and the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. The Company, through NSIC, is represented by 10 employee agents in Alabama.  The Company’s property and casualty subsidiaries had approximately 1,300 independent agents producing business at December 31, 2009.  We consider our employee relations to be good.

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

 NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured.  NSFC and Omega generally reinsure with third-parties any liability in excess of $225,000 on any single policy.  In addition, the property and casualty subsidiaries have catastrophe excess reinsurance, which provided protection in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane.  In 2009, the property and casualty subsidiaries had catastrophe protection up to a $72.5 million loss.  Under the property and casualty subsidiaries reinsurance arrangement in force during 2009, the Company retained the first $3.5 million of insured losses from any single catastrophic event.  The next $17.5 million in insured losses from any single event was 95% reinsured with the Company’s net retention being 5%.  The third layer of reinsurance protection provided coverage for 100% of insured losses exceeding $17.5 million and up to $42.5 million.  In July of 2009, the Company added an additional layer of coverage to the reinsurance program.  The fourth layer of reinsurance protection provided coverage for 100% of insured losses in excess of $42.5 million up to $72.5 million.  The amount of catastrophe reinsurance protection purchased by the Company was based on computer modeling of actual Company exposure.  The Company generally seeks catastrophe protection for scenarios based on the computer modeling that mitigates losses up to a near term 1 in 100 year event, further described as an amount at which the probability of not exceeding is not less than 99%.  NSFC and Omega had a provision for one reinstatement (coverage for two catastrophic events) during 2009.

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

Climate change

Scientific evidence supports that there have been and continue to be significant changes in climate including temperature, precipitation and wind resulting from various natural factors, processes, and human activities.  Rising temperatures and changes in weather patterns could impact storm frequency and severity in our coverage areas.  Increases in storm frequency and severity could negatively impact reinsurance costs impacting product pricing and the areas in which we offer our products.  With respect to our property and casualty segment, climate change may impact the types of storms that impact our coverage areas as well as the frequency and severity of storms thereby impacting reinsurance placement and affordability. With respect to our life insurance segment, climate change may impact life expectancies thereby influencing mortality assumptions used in pricing assumptions and reserve calculations.  Climate change could impact future product offerings, exclusions and/or policy limitations.

The Company may be impacted by domestic legislation and regulation related to climate change.  Governmental mandates could impede our ability to make a profit with our current product offerings, limit the products we can offer and/or impact the geographic locations in which we offer our products.

The impact of climate change cannot be quantified at this time.

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies.  These reserves are calculated to be sufficient to meet policy and contract obligations as they arise.  Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued.  As of December 31, 2009, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $30.2 million.  We believe that such reserves for future policy benefits are adequate to provide for future policy benefits.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance.  Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported.  The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims.  Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits.  The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates.  The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy.  As of December 31, 2009, the property and casualty subsidiaries had reserves for unpaid claims of approximately $12.6 million before subtracting unpaid claims, due from reinsurers of $549,000 leaving net unpaid claims of $12.1 million.  The reserves are not discounted for the time value of money.  No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2009 or 2008.  The Company believes such reserves are adequate to provide for settlement of claims.

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

Most states have enacted legislation or adopted administrative rules and regulations covering such matters as the acquisition of control of insurance companies, transactions between insurance companies and the persons controlling them.  The National Association of Insurance Commissioners has recommended model legislation on these subjects and all states where the Company’s subsidiaries transact business have adopted, with some modifications, that model legislation.  Among the matters regulated by such statutes are the payments of dividends.  These regulations have a direct impact on the Company since its cash flow is substantially derived from dividends from its subsidiaries.  However, the Company has not had nor does it foresee a problem obtaining the necessary funds to operate because of the regulation.  Statutory limitations of dividend payments by subsidiaries are disclosed in Note 13 of the accompanying Consolidated Financial Statements.

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

The property and casualty subsidiaries market their products through independent agents and brokers, concentrating primarily on dwelling fire, homeowners and nonstandard auto coverage.  NSFC, though one of the larger writers of lower value dwelling fire insurance in Alabama, nevertheless faces a number of competitors in this niche market.  Moreover, larger general line insurers also compete with NSFC.  The market share in states other than Alabama is small.  Price is the primary method of competition.  Because the Company utilizes independent agents, commission rates and service to the agent are also important factors in whether the independent agent agrees to offer NSFC products over those of its competitors.

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

The Company’s subsidiaries own certain real estate investment properties.  We own approximately 2,950 acres of undeveloped timberland in Pike, Coffee and Covington counties in Alabama.  The only depreciable improvements on this land include a small pavilion with current accumulated depreciation of $18,000.  The timber is accounted for as a natural resource and depleted in accordance with applicable accounting standards, which identify total costs as including acquisition costs, exploration costs, development costs, production costs and support equipment and facilities cost.  We include in total costs timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth.  We allocate total cost of the timberland over periods benefited by means of depletion.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Company is traded in the NASDAQ Global Market.  Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ).  The trade symbol is NSEC.

The following table sets forth the high and low sales prices per share, as reported by NASDAQ during the period indicated:

	Stock Closing Prices
	High	Low
2009
First Quarter	$7.14	$5.87
Second Quarter	10.85	6.76
Third Quarter	9.08	7.50
Fourth Quarter	11.10	7.61

2008
First Quarter	$17.74	$15.25
Second Quarter	16.76	14.77
Third Quarter	16.73	13.67
Fourth Quarter	13.79	5.16

Shareholders
The number of shareholders of the Company’s common stock was approximately 1,300 and the Company had 2,466,600 shares of common stock outstanding on March 26, 2010.

Dividends
The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

Dividends
Per Share
2009
First Quarter	$0.15
Second Quarter	$0.15
Third Quarter	$0.15
Fourth Quarter	$0.15

2008
First Quarter	$0.225
Second Quarter	$0.225
Third Quarter	$0.225
Fourth Quarter	$0.225

Discussion regarding dividend restrictions may be found on page 36 of the Managements’ Discussion and Analysis as well as in Note 13 of the consolidated financial statements.

The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions.  Total shareholder dividends paid in 2009 totaled $1,480,000.  Dividends from the insurance subsidiaries are subject to approval of the regulator in the state of domicile, the Alabama Department of Insurance.

There is a present expectation that dividends will continue to be paid in the future but future dividends are dependent on future earnings, the Company’s financial condition and other factors evaluated periodically by management and the Board of Directors.

Item 6.  Selected Financial Data

Five-Year Financial Information:
             (Amounts in thousands, except per share)

Operating results	2009	2008	2007	2006	2005

Net premiums earned	$59,594	$56,264	$62,250	$58,874	$53,563
Net investment income	5,289	4,368	4,749	4,463	3,964
Net realized investment (losses) gains	357	(1,049)	1,493	2,565	3,493
Other income	764	1,107	1,071	1,211	1,416
Total revenues	$66,004	$60,690	$69,563	$67,113	$62,436

Net income (loss)	$4,224	$(5,204)	$6,040	$4,250	$1,558
Net income (loss) per share	$1.71	$(2.11)	$2.45	$1.72	$0.63

Other Selected Financial Data	2009	2008	2007	2006	2005

Total shareholders' equity	$41,168	$34,648	$48,447	$45,379	$43,556
Book value per share	$16.69	$14.04	$19.64	$18.39	$17.66
Dividends per share	$0.600	$0.900	$0.900	$0.885	$0.865
Net change in unrealized
capital gains (net of tax)	$3,520	$(6,147)	$(664)	$(244)	$(2,544)
Total assets	$131,396	$124,890	$135,585	$134,911	$139,226

Quarterly Information:

	Premiums	Investment & Other Income	Realized Investment Gains (Losses)	Claims and Benefit Payments	Net Income (Loss)	Net Income (Loss) Per Share
2009
1st QTR	$15,220	$1,378	$1	$7,792	$1,481	$0.60
2nd QTR	15,373	1,566	(231)	11,314	92	0.04
3rd QTR	14,357	1,584	79	9,131	651	0.26
4th QTR	14,644	1,525	508	7,602	2,000	0.81
	$59,594	$6,053	$357	$35,839	$4,224	$1.71

2008
1st QTR	$16,586	$1,642	$66	$10,560	$782	$0.32
2nd QTR	13,968	1,593	82	10,812	(36)	(0.01)
3rd QTR	11,707	1,586	(1,452)	15,795	(6,945)	(2.82)
4th QTR	14,003	654	255	7,579	995	0.40
	$56,264	$5,475	$(1,049)	$44,746	$(5,204)	$(2.11)

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSG) and its subsidiaries.  We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies.  In general the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required.  In accordance with the scaled disclosure requirements, this discussion covers the two year period ended December 31, 2009.

The National Security Group, Inc. is made up of two segments: the Life segment and the P&C segment.  The Company’s life, accident and health insurance business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947.  The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992.

This discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included in this Form 10-K.  Please refer to our note regarding forward-looking statements on page 4 of this report.

Summary of Consolidated Results of Operations

Condensed revenue and income information follows:

	Year
	Ended December 31,
	2009	2008
Premium Earned	$59,594,000	$56,264,000
Investment Income	5,289,000	4,368,000
Realized Investment Gains (Losses)	357,000	(1,049,000)
Other Income	764,000	1,107,000
Total Revenues	66,004,000	60,690,000
Net Income (Loss)	$4,224,000	$(5,204,000)

Net Income (Loss) Per Share	$1.71	$(2.11)

For the year ended December 31, 2009 total revenues were $66,004,000 compared to $60,690,000 for the same period last year; an increase of 8.8%.   Earned premium increases in the P&C segment and Life segment as well as the recovery of value in our overall investment portfolio were the primary contributing factors to the increase in total revenue for 2009 over 2008.

The Company ended 2009 with net income totaling $4,224,000 compared to a net loss of $5,204,000 in 2008.  The Company ended 2009 with net income per share of $1.71 compared to a net loss per share of $2.11 in 2008.  The significant decline in storm activity during 2009 in addition to the lack of any major catastrophes were primary reasons for improved operating results in the current year compared to the prior year.  In addition, our investment portfolio made a noteworthy turnaround with market values of securities increasing and the reduction in other-than-temporary impairment losses recognized.  Furthermore, as mentioned above, the Company also ended 2009 with increases in premiums earned in both the P&C segment and the Life segment compared to the same period last year.

Results of Operations for Years Ended December 31, 2009 and 2008

The Company ended 2009 with premiums earned totaling $59,594,000 compared to $56,264,000 for the same period last year.  Premium revenue is generated from our two operating segments: P&C segment and Life segment.  The P&C segment accounts for approximately 88% of total premium revenue production while our Life segment contributes the remaining 12%.  The P&C segment operates in personal lines insurance products primarily generating premium revenue from dwelling fire, allied lines and homeowners policies.  Our Life segment produces premium revenue primarily from life, accident and critical illness insurance policies.

Net investment income totaled $5,289,000 in 2009 compared to $4,368,000 in 2008; an increase of $921,000.  We currently hold $5,000,000 in company owned life insurance (COLI).  The change in value related to this investment lead to investment income totaling $740,000 in 2009 compared to investment losses of $543,000 for the same period last year.  The COLI income was the primary reason for the overall increase in investment income.

Net realized investment gains totaled $357,000 in 2009 compared to investment losses of $1,049,000 in 2008.  The primary reason for the improved results was the significant change in losses recognized from other-than-temporary impairment write-downs.  During 2009, the Company recognized losses from other-than-temporary impairments totaling $443,000 compared to $2,973,000 during 2008.  Realized investment gains increased $369,000 from fixed maturities compared to 2008 while realized gains decreased by $1,079,000 for equity securities compared to 2008.

Other income was $764,000 as of December 31, 2009 compared to $1,107,000 for the same period last year; a $343,000 decrease.  Other income consists primarily of billing, payment and policy fees related to the issuance of our property and automobile insurance policies as well as miscellaneous income.

Policyholder benefit expenses decreased 19.9%, ending 2009 at $35,839,000 compared to $44,746,000 for the same period last year.  The primary reason for the $8,907,000 decline was the reduction in claim activity in the P&C segment.  During 2009, we did not incur any hurricane losses in any of our coverage areas while in 2008 we incurred net losses from Hurricane Gustav and Hurricane Ike totaling $4,032,000 and $3,539,000 respectively.  Furthermore, catastrophe losses from tornado and windstorm activity were less frequent in 2009 leaving the P&C segment with losses from these events totaling $2,328,000 compared to $4,916,000 in 2008.

General and administrative expenses increased $1,838,000 in 2009 compared to the same period last year.  The single most significant factor contributing to the increase in general expenses was an increase in director’s non-qualified deferred compensation at the holding company level.  The phantom stock plan increased in value with the recovery in our stock price and led to an increase in expenses.  We also incurred increased legal fees in the holding company in 2009.

Interest expense decreased $21,000 in 2009 compared to 2008.  The largest portion of interest expense relates to our non-insurance operations. Additional information regarding the long-term debt generating the interest expense can be found in Note 9 to the consolidated financial statements.

The Company incurred income tax expenses totaling $1,252,000 compared to an income tax benefit of $2,610,000 in 2008.  The tax benefit from 2008 was fully recovered through the utilization of net operating loss carry backs applied to tax years 2007 and 2006.

Due to the decrease in storm activity as well as profitable underwriting results, the Company ended 2009 with net income totaling $4,224,000 compared to a net loss in 2008 of $5,204,000.  The P&C and Life segments contributed $5,151,000 and $464,000, respectively to net income in 2009, while we incurred a net loss of $1,391,000 from non-insurance operations.

Stockholder Equity and Book Value per Share

Stockholders equity for the year ended December 31, 2009 was $41,168,000 compared to $34,648,000 at December 31, 2008, an increase of $6,520,000 or 18.8%.  The change in stockholders equity is composed of dividends paid to shareholders of $1,480,000 and net income of $4,224,000 as well as accumulated other comprehensive income totaling $3,520,000 and unrealized gains on interest rate swap totaling $256,000.  The increase in accumulated income was primarily the result of increases in the value of our investment portfolio.  Stockholders equity for the year ended December 31, 2008 was significantly reduced by underwriting losses in the property and casualty insurance operations and declines in investment portfolio fair value.  Year end book value per share, defined as stockholders equity divided by common shares outstanding of 2,466,600, was $16.69 at December 31, 2009 compared to $14.04 at December 31, 2008.

Industry Segment Data

Certain financial information for The National Security Group’s two operating segments (Life segment, property and casualty segment) and holding company level expenses is summarized as follows (amounts in thousands):

Premium revenues:
	2009	%	2008	%

Life, accident and health insurance	$7,199	12.08%	$6,956	12.36%
Property and casualty insurance	52,395	87.92%	49,308	87.64%
	$59,594	100.00%	$56,264	100.00%

The property and casualty segment composed 87.92% of total premium revenue in 2009 compared to 87.64% in 2008.  The property and casualty segment is primarily composed of dwelling fire, allied lines and homeowners lines of business.  The life segment composed 12.08% of premium revenue in 2009 compared to 12.36% in 2008 with revenue produced primarily from life insurance products.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses) associated with the insurance holding Company.

Life and Accident and Health Insurance Operations:

Our life segment is the smaller of our insurance segments contributing 12.08% of total insurance premium revenue in 2009 and 12.36% in 2008.  Premium revenues and operating income for the life segment for the years ended December 31, 2009 and 2008 are summarized below (amounts in thousands):

	2009	2008
REVENUE
Net premiums earned	$7,199	$6,956
Net investment income	2,114	1,940
Net realized investment gains (losses)	234	(1,423)
Other income	3	60
	9,550	7,533

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	4,931	5,027
Amortization of deferred policy acquisition costs	276	1,032
Commissions	546	490
General and administrative expenses	2,543	1,614
Insurance taxes, licenses and fees	244	288
Interest expense	49	61
	8,589	8,512

(Loss) Income Before Income Taxes	961	(979)

INCOME TAX EXPENSE (BENEFIT)
Current	105	(281)
Deferred	392	161
	497	(120)

NET INCOME (LOSS)	$464	$(859)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008:

NSIC premium accounted for 12.08% of total consolidated premium revenue for 2009.  As mentioned above, NSIC operates using two primary methods of distribution: home service employee agents and independent agents.  While the company has used the traditional home service distribution method since its founding in 1947, the independent agent distribution method has become the largest source of renewal business and new business production over the past decade.  For 2009, the home service and independent agent distribution methods accounted for 33.4% and 62%, respectively of NSIC premium revenue.

NSIC ended 2009 with premium revenue of $7,199,000 compared to $6,956,000 for the same period last year; an increase of 3.5%.  The increase in premium revenue was primarily due to an increase of 11% in premiums in the independent agent’s method of distribution compared to 2008.  Premium revenue in the home service agent method of distribution declined 4.6% compared to 2008.  The decline in premium revenue related to the home service agents distribution method was primarily the result of a shift in our primary focus to the independent agent distribution method.

Significant products contributing to the increase in premium revenue were our new cancer product launched in the fourth quarter of 2008 and renewal premiums from our ordinary life line of business.  Minimum standards regarding retention rates have helped to increase our persistency in the independent method of distribution.

Net investment income totaled $2,114,000 as of December 31, 2009 compared to $1,940,000 for the same period last year. Investment income in NSIC is generated from securities held in our investment portfolio as well as mortgage and policy loan interest.  Investment income increased $174,000 in 2009 compared to 2008 primarily due to an overall increase in NSIC’s invested assets.

NSIC ended 2009 with net realized investment gains totaling $234,000 compared to realized losses of $1,423,000 in 2008.  The primary reason for the improved results in the current year was the reduced amount recognized for other-than-temporary impairment losses.  During 2009 NSIC recognized $293,000 in other-than-temporary impairment losses compared to $1,358,000 for the same period last year.

Policyholder benefit expenses decreased $96,000 ending 2009 at $4,931,000 compared to $5,027,000 for the same period last year.  The reduction in policyholder benefits was primarily attributable to a $167,000 reduction in benefit payments under accident and health contracts.

General and administrative expenses and deferred policy acquisition costs (DAC) increased a net $173,000 in 2009 compared to 2008.  While deferred policy acquisition costs in the Life segment decreased $756,000 from 2008, general and administrative expenses increased $929,000 from 2008.  The primary reason for the change in the allocation between general expenses and DAC was a downward adjustment in the estimate of expenses capitalized as a component of DAC.

The Life segment incurred income tax expenses totaling $497,000 compared to an income tax benefit of $120,000 in 2008.  Income tax expense as a percent of pretax income increased due to an increase in deferred taxes.  The current tax benefit from 2008 was fully recovered through the utilization of net operating loss carry backs applied to tax years 2007 and 2006.

NSIC ended 2009 with year to date net income of $464,000 compared to a year to date net loss of $859,000 for the same period last year.  The primary factor contributing to the increase in net income was the lack of impairment losses in the investment portfolio. Net realized capital gains totaled $234,000 in 2009 compared to net realized capital losses, primarily associated with other than temporary impairments, of $1,423,000 in 2008.  A much improved investment climate was the primary factor contributing to the turnaround in realized capital gains.

Property & Casualty Operations:

Property and casualty operations constitute our largest segment composing 87.92% and 87.64% of our total premium revenue in 2009 and 2008, respectively.  Premium revenues and operating income for the P&C segment for the years ended December 31, 2009 and 2008 are summarized below:

	2009	2008
REVENUE
Net premiums earned	$52,395	$49,308
Net investment income	3,125	2,852
Net realized investment gains	120	372
Other income	761	1,047
	56,401	53,579

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	30,908	39,719
Amortization of deferred policy acquisition costs	3,397	3,312
Commissions	7,317	7,772
General and administrative expenses	6,775	7,265
Insurance taxes, licenses and fees	1,387	1,159
Interest expense	-	1
	49,784	59,228

Income (Loss) Before Income Taxes	6,617	(5,649)

INCOME TAX EXPENSE (BENEFIT)
Current	1,369	(2,919)
Deferred	97	867
	1,466	(2,052)

NET INCOME (LOSS)	$5,151	$(3,597)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008:

Property and casualty segment premium revenue for 2009 increased 6.3% compared to 2008.  The stabilization of renewal rates, moderate rate increases in our largest states and a reduction in ceded reinsurance due to a lack of catastrophe reinstatement premium payments were the primary factors contributing to the 6.3% increase.

Production of premium revenue in the P&C segment is primarily driven by our dwelling fire, allied lines and homeowner lines of business.  The following table provides net premiums earned by line of business:

	Net Premium Earned	% of NPE	Net Premium Earned	% of NPE
Line of Business	2009	2009	2008	2008
Dwelling Fire	$20,023,000	38.2%	$20,572,000	41.7%
Allied Lines	5,501,000	10.5%	5,113,000	10.4%
Homeowners	23,787,000	45.4%	21,056,000	42.7%
Ocean Marine	879,000	1.7%	934,000	1.9%
Private Passenger Automobile	1,586,000	3.0%	976,000	2.0%
Commercial Automobile	619,000	1.2%	657,000	1.3%
	$52,395,000	100.0%	$49,308,000	100.0%

Improvement in operating results was a primary focus area during 2009.  We took a critical look at our rating methodology in the dwelling line of business as well as the homeowners programs offered by the P&C companies.  We made efforts to improve underwriting margins but continue to face regulatory hurdles to properly compensate for our risk, especially in coastal areas.  In addition to our focus on improving property underwriting results, we expanded our tiered Medalist automobile program into Louisiana.  The private passenger automobile program, though only 3% of total premium revenue in 2009, experienced a 62.5% increase in net premiums earned compared to the same period last year.  Net premiums earned were down slightly in our dwelling fire program but the homeowners programs ended 2009 with net premium earned up 13% compared to 2008.

Net investment income totaled $3,125,000 in 2009 compared to $2,852,000 in 2008; an increase of $273,000.  The increase in investment income in the P&C segment was primarily attributable to the change in value of the company owned life insurance (COLI) investment.

The P&C segment ended 2009 with realized capital gains totaling $120,000 compared to $372,000 for the same period last year.  A reduction in the number of securities sold at a gain during 2009 compared to 2008 was the primary reason for the decline in realized capital gains.  The P&C segment was less impacted by the write-down of other than temporary impairments in 2009 versus 2008.  During 2009, other- than-temporary impairment losses totaled $151,000 compared to $1,615,000 in 2008.  For information regarding management’s method of determining investment impairment, please see the other-than-temporary impairment and credit quality section under investments on page 30.

Other income, which primarily consists of billing, payment and policy fees related to our property and automobile business decreased $286,000 from 2008.  The decline in dwelling fire premium revenue led to a reduction in billing fees which caused the decrease in other income for 2009 compared to the same period last year.

The most significant improvement in the P&C segment was the significant improvement in our loss ratio.  Policyholder benefit payments declined to 59% of premiums earned in 2009, compared to 80.6% in 2008.   Policyholder benefit expenses decreased to $30,908,000 in 2009 from $39,719,000 in 2008, a decline of 22%.  During 2008 the company incurred loss and loss adjustment expenses totaling $14,140,000 ($4,032,000 after reinsurance recoveries) from Hurricane Gustav and $4,271,000 ($3,539,000 after reinsurance recoveries) from Hurricane Ike.  In addition, in 2008 the P&C segment experienced unusually high loss frequency from tornado and storm related activity totaling $4,916,000.  Fortunately, the storm activity affecting the Company during 2009 was substantially less amounting to $2,268,000 in loss and loss adjustment expenses for the current year. The Company experienced no hurricane losses in 2009.

We routinely evaluate our claims frequency and severity statistics in order to better understand the nature of our risks and aid in the loss reserve liability evaluation process.  Claims frequency is a measure of the number of claims incurred during a measurement period regardless of amount.  Claims severity is a measure of the average dollar amount of claims during a measurement period.  During 2009, tornado and storm related frequency was significantly below levels we experienced throughout 2008.  Non-hurricane catastrophe losses totaled $2,328,000 in 2009 compared to $4,916,000 in 2008.  The severity of claims related to catastrophes affecting the P&C companies during 2009 totaled approximately $2500 per claim.  The severity of claims related to the nineteen non-hurricane catastrophes affecting the P&C companies during 2008 totaled approximately $2,400 per claim while the average severity of claims related to Hurricanes Gustav and Ike totaled $2,900 and $3,400, respectively.

The P&C segment continued to be involved in litigation pertaining to claims from Hurricane Katrina which impacted our coverage areas in Louisiana and Mississippi in August 2005.  During 2008, the claims associated with Hurricane Katrina exceeded the $37,500,000 million upper limit of the reinsurance agreement in affect during 2005.  As of December 31, 2009, cumulative claims related to Hurricane Katrina exceeded the reinsurance upper limit by $1,574,000.  Although the reinsurance for this catastrophe has been exhausted and the ultimate outcome of these claims is unknown, the company believes it maintains adequate reserves for the open claims based on information available at the present time.  Additional adverse development related to the claims in litigation is possible and therefore these claims are carefully monitored on a continuous basis.  Adverse development related to the 53 remaining open Katrina claims increased 2009 incurred losses by $579,000.

There was no significant change in deferred policy acquisition costs which totaled $3,397,000 in 2009 (6.48% of premium revenue) compared to $3,312,000 in 2008 (6.72% of premium revenue).  Deferred policy acquisition cost consists of amortization of previously capitalized distribution costs, primarily commissions.

Commission expense for 2009 totaled 13.97% of premium revenue compared to 15.76% of premium revenue in 2008.  Commission expenses totaled $7,317,000 in 2009 compared to $7,772,000 in 2008; a 5.8% decrease.  Implementation of a new profit sharing bonus calculation during 2009 was the driver of the reduction in overall commission expenses.  The company increased the threshold to be attained by agents in order to qualify for the bonus and altered the calculation base of the bonus to utilize earned as opposed to written premium.  We did however open the profit sharing bonus to premium generated related to the automobile line of business.

General expenses totaled $6,775,000, or 12.93% of premium revenue, in 2009 compared to $7,265,000, or 14.73% of premium revenue, in 2008.  Cost saving initiatives related to reductions in postage cost and salary expenses were the primary contributors to the decrease in general expenses.  During 2009 we increased the amount of information available to our agents on our website and reduced routine mailings of this information, resulting in a 30% reduction in postage costs.  We also continue to leverage the benefits of new technology investments in order to achieve greater levels of efficiency in our home office operations, thus reducing salary costs.

The combined ratio for 2009 was 96% compared to 120% for the same period last year.  Improved operating results, less storm activity and the lack of hurricanes impacting our coverage areas were primary factors leading to the decline in 2009 compared to 2008.  The combined ratio for 2008 was adversely impacted by losses incurred from hurricanes Gustav and Ike and a very active spring storm season.  The components of this ratio are broken out in the table below under the section Property and Casualty Combined Ratio.

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

The results of these ratios for the past two years were:

	2009	2008
Loss and LAE Ratio	59.0%	80.5%
Underwriting Expense Ratio	36.0%	39.5%
Combined Ratio	95.0%	120.0%

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

During 2009, the P&C segment experienced improved results primarily due to the reduction in tornado and storm related losses as well as the lack of hurricane activity during the year.  The $2,328,000 in losses incurred from non-hurricane catastrophes during 2009 added 4.4 percentage points to our combined ratio.  In comparison, tornado and windstorm losses totaling $4,903,000 incurred in the first half of 2008 added 9.9 percentage points to the combined ratio.  Losses, net of reinsurance recoveries, from Hurricane Gustav totaled $4,032,000 and added 8.2 percentage points to the 2008 combined ratio.  Losses, net of reinsurance recoveries, from Hurricane Ike totaled $3,539,000 and added 7.2 percentage points to the 2008 combined ratio.

Non-insurance Operations:

	2009	2008
REVENUE
Net premiums earned	$-	$-
Net investment income	50	119
Net realized investment gains	3	2
Other income	-	-
	53	121

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	-	-
Amortization of deferred policy acquisition costs	-	-
Commissions	-	-
General and administrative expenses	1,078	222
Insurance taxes, licenses and fees	-	-
Interest expense	1,077	1,085
	2,155	1,307

Loss Before Income Taxes	(2,102)	(1,186)

INCOME TAX (BENEFIT) EXPENSE
Current	(338)	(295)
Deferred	(373)	(143)
	(711)	(438)

NET LOSS	$(1,391)	$(748)

The non-insurance operations of the Company consist of our parent company, The National Security Group, Inc.   The National Security Group has no material sources of revenue and relies almost entirely on dividends and fees from subsidiaries to pay expenses.  Dividends are eliminated upon consolidation of the subsidiaries in the audited financials included herein.  The expenses of the group consist of expenses associated with the public listing of our stock, taxes and fees, and directors’ fees.  The most significant expense of the group is interest expense associated with $12,372,000 in debt.  This debt is composed of two trust preferred securities offerings, the first being $9,279,000 issued in the December 2005 and the second being $3,093,000 issued in June 2007.  The primary use for these proceeds was to add capital to the property and casualty subsidiaries.  Total interest expense for the Group associated with these borrowings in 2009 was $1,077,000 compared to $1,085,000 in 2008.

Investments:

The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities.  At December 31, 2009, the company’s holdings in debt securities amounted to 74.9% of total investments and 58% of total assets.  The following is a breakdown of the bond portfolio quality according to the nationally recognized rating organization equivalents of Standard and Poor’s:

Bond Portfolio Ratings

S&P or Equivalent Ratings	% of Total Bond Portfolio
AAA	46.83%
AA+	3.72%
AA	3.68%
AA-	4.71%
A+	3.57%
A	12.31%
A-	5.49%
BBB+	4.86%
BBB	6.21%
BBB-	5.15%
BB+	0.83%
B+	0.34%
B-	1.31%
In default	0.99%

A summary of debt and equity securities available for sale with unrealized losses as of December 31, 2009 along with related fair value, aggregated by length of time that the investments have been in a continuous unrealized loss position follows:

	(Dollars in thousands)				December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$1,856	$21	$6,772	$498	$8,628	$519	23
Mortgage backed securities	1,443	156	71	9	1,514	165	6
Private label mortgage backed
securities	2,660	72	4,651	738	7,311	810	15
Obligations of state and
political subdivisions	5,889	199	991	137	6,880	336	21
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3,708	80	-	-	3,708	80	11
Equity securities	78	13	2,283	793	2,361	806	13
	$15,634	$541	$14,768	$2,175	$30,402	$2,716	89

Other than temporary impairments and credit quality

At December 31, 2009, just under 3.5% of total investments in the fixed income portfolio were classified as below investment grade.  When a fixed maturity security has a decline in value (where fair value is below amortized cost) an other-than-temporary impairment (OTTI) is triggered in circumstances where the Company has the intent to sell the security, it is more likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis, and/or the Company does not expect to recover the entire amortized cost basis of the security.  If the Company intends to sell the security or if it is more-likely-than not the Company will be required to sell the security before recovery, an OTTI is recognized as a realized loss in the income statement equal to the difference between the security’s amortized cost and its fair value.  If the Company does not intend to sell the security or it is not more-likely-than not that the company will be required to sell the security before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized as a realized loss in the income statement, and the amount related to all other factors, which is recognized in other comprehensive income.  When an equity security has a decline in value, where fair value is below cost, that is deemed to be other than temporary, the Company reduces the book value of the security to its current fair value, recognizing the decline as a realized loss in the income statement.  Any future increases in the market value of investments written down are reflected as changes in unrealized gains as part of accumulated other comprehensive income within stockholders’ equity.

Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2009, $443,000 in OTTI were realized by the Company compared to $2,973,000 in 2008.  Of the remaining securities in loss positions, Management believes based on current information, that no ultimate loss will be realized on the securities.  Most unrealized losses in the fixed income portfolio are interest rate and market driven as opposed to credit quality driven.  The Company has no material direct exposure to sub-prime mortgage loans and less than 3.5% of the fixed income investment portfolio is rated below investment grade.  With respect to equity securities in a loss position, Management evaluated financial information on each company and reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were  temporary impairments.

The amortized cost and aggregate fair value of debt securities at December 31, 2009, by contractual maturity, are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$419	$425
Due after one year through five years	14,320	15,551
Due after five years through ten years	24,013	24,433
Due after ten years	31,044	29,860

Total	$69,796	$70,269

Held-to-maturity securities:
Due in one year or less	$303	$309
Due after one year through five years	802	828
Due after five years through ten years	1,929	1,991
Due after ten years	2,908	2,952

Total	$5,942	$6,080

The amortized cost and aggregate fair values of investments in securities at December 31, 2009 and December 31, 2008 are as follows:

	(Dollars in thousands)
	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$26,786	$1,557	$519	$27,824
Mortgage backed securities	8,203	282	165	8,320
Private label mortgage backed securities	9,634	72	810	8,896
Obligations of states and political subdivisions	15,641	211	336	15,516
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	9,532	261	80	9,713
Total fixed maturities	69,796	2,383	1,910	70,269
Equity securities	5,851	3,990	806	9,035

Total	$75,647	$6,373	$2,716	$79,304

Held-to-maturity securities:
Mortgage backed securities	$3,175	$101	$25	$3,251
Private label mortgage backed securities	187	5	-	192
Obligations of states and political subdivisions	2,139	51	8	2,182
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	441	14	-	455

Total	$5,942	$171	$33	$6,080

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$21,153	$84	$2,277	$18,960
Mortgage backed securities	11,101	257	24	11,334
Private label mortgage backed securities	6,590	2	1,369	5,223
Obligations of states and political subdivisions	13,401	81	875	12,607
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	9,551	433	1	9,983
Total fixed maturities	61,796	857	4,546	58,107
Equity securities	5,467	3,130	1,028	7,569

Total	$67,263	$3,987	$5,574	$65,676

Held-to-maturity securities:
Corporate debt securities	$88	$-	$3	$85
Mortgage backed securities	4,087	20	41	4,066
Private label mortgage backed securities	249	-	1	248
Obligations of states and political subdivisions	2,141	34	14	2,161
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	4,387	48	-	4,435

Total	$10,952	$102	$59	$10,995

Mortgage backed security investments

The insurance subsidiaries’ fixed maturity securities include residential mortgage-backed securities (RMBS) of $21.2 million and $22 million at amortized value at December 31, 2009 and 2008 respectively.  We own no commercial mortgage backed securities.  We also have no material direct exposure in sub-prime mortgage loans in our private label RMBS portfolio.

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

As for the composition of the RMBS portfolio, agency mortgage backed securities compose 52% and 69% of the RMBS portfolio at December 31, 2009 and 2008, respectively.  The remainder of the RMBS portfolio is composed of private label mortgage backed securities.  These securities consist primarily of conventional 15 and 30 year loans with an average borrower FICO score of 740.  We own no mortgage backed securities with direct exposure to subprime loans and less than 1% of the RMBS portfolio is composed of loans subject to rate resets.  Three securities in the private label mortgage backed security portfolio is rated below investment grade and it composes less than 1% of total invested assets.

Investment portfolio income

Investment returns with respect to the investment portfolio for the years ended December 31, 2009 and 2008 follows:

	Year Ended December 31,
	2009	2008
Net investment income	$5,289	$4,368
Average current yield on investments	5.5%	4.9%
Total return on investments	11.5%	-4.5%
Net realized (losses) gains on investments (before taxes)	$357	$(1,049)
Change in accumulated net unrealized gains
(before income taxes)	$5,339	$(8,335)

The increase in the average current yield on investments in 2009 compared to 2008 was primarily due to opportunities created in early 2009 due to a significant increase in spreads and yields on corporate debt.  We increased our allocation to corporate debt in early 2009, thus taking advantage of the improved yields in the market.

The total return on investments consists of return of current interest and dividend payments (current yield components) plus realized and unrealized appreciation or depreciation in asset market values.   Due to improvement in overall market stability in 2009, we experienced a significant improvement in investment market values.  This improvement in market values of long term holdings, along with increased allocation of new investments in corporate debt securities during the depressed market in early 2009, led to an 11.5% total return on our investment portfolio in 2009.   The total return in 2009 was a significant turnaround from the 4.5% negative total return experienced in 2008.  Significant reductions in market values of portfolio holdings due to a meltdown in credit markets were the primary driver of the negative total return experienced in 2008.

The most significant change in investment income in 2009 compared to 2008 was a decline in realized capital losses and an increase in net unrealized capital gains.  The most significant component contributing to the realized capital losses in 2008 were other than temporary impairment charges totaling $2,973,000.  Details of the individual issuers composing the other-than-temporary impairment charges in 2009 and 2008 are as follows:

Other-than-Temporary Impairments

	Issuer	OTTI Loss
2009	General Motors	$(88,000)
	CIT-bond	(165,000)
	CIT-stock	(21,000)
	Harborview	(92,000)
	Masco	(77,000)
		$(443,000)

2008	Lehman Brothers	$(583,000)
	Washington Mutual	(239,000)
	Harborview Mortgage	(234,000)
	American General	(961,000)
	FHLMC 5.66% PFD	(469,000)
	FNMA PFD	(487,000)
		$(2,973,000)

Repurchase Agreements

The Company maintains a repurchase agreement under which the policy requires 102% (100% minimum) of the fair value of the securities purchased to be maintained as collateral.  Cash collateral received is invested in short-term investments.  The repurchase investments are limited to government securities that are highly liquid.  The company does not have any reverse repurchase agreements.

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

As of December 31, 2009, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

 (Amounts in thousands)

Maturity	Available- for-sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$419	$303	$722	1.0%
Maturity in 1-5 years	14,320	802	15,122	20.0%
Maturity in 5-10 years	24,013	1,929	25,942	34.3%
Maturity after 10 years	31,044	2,908	33,952	44.7%
	$69,796	$5,942	$75,738	100.0%

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

The National Security Group’s consolidated statement of cash flows indicates that cash flow provided from operating activities was $8,723,000 in 2009 compared to net uses from operating activities of $5,892,000 in 2008.  An improvement in underwriting results in our property and casualty insurance operations in 2009 was the primary source of operating cash flow in 2009.  In 2008, the adverse impact of hurricanes Gustav and Ike was the primary contributor to increased uses of cash in operating activities.

In a typical year, cash flow from operating activities and cash flow from investing activities tend to have an inverse relationship.  Cash flows from 2008 and 2009 are examples of this inverse relationship.  In 2009, improved underwriting results in the property and casualty subsidiaries increased cash from operations.  This increased cash from operations was then used to increase investments leading to a net increase in cash used in investing activities.  Results for 2008 show a similar relationship between cash from operations and investments but in the opposite direction.  Increased uses of cash in operating activities in 2008, primarily the payment of hurricane claims, led us to liquidate certain investments in order to provide more cash to pay claims.  Therefore, cash provided from investments of $8,705,000 was primarily used to support negative cash flow from operations of $5,892,000.

The consolidated statement of cash flows also reflects a decrease in cash used in financing activities of $(1,477,000) and $(3,085,000), respectively.  Cash flows from financing activities in 2009 reflect the revision in the Company’s dividend policy in which quarterly dividends were reduced from 22.5 cents per share, per quarter to 15 cents per share, per quarter.  A short-term loan was also repaid in 2008.

The following table reflects the anticipated cash flows associated with our short- and long-term contractual obligations as of December 31, 2009:

Contractual Obligations and Commitments

	Payments due by period
	($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt obiligations1	$12,372	$-	$-	$-	$12,372

Interest on debt obligations1	$25,907	$1,036	$3,109	$2,073	$19,689

Property and casualty claim reserves2	$12,646	$7,714	$4,045	$632	$255

Future life insurance obligations3	$73,679	$4,277	$11,108	$6,545	$51,749

*to be calculated
1 Long-term debt, consisting of two separate issues of trust preferred securities, is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2009 for each issue. Interest on long-term debt is accrued and settled quarterly. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 9, Notes Payable and Long-term Debt, in the notes to consolidated financial statements.

2 The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated.

3 Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies inforce at December 31, 2009. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of NSIC’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Included in long-term debt held by the Company is the issuance of $9,279,000 in subordinated debentures completed on December 15, 2005.  The proceeds from the debentures were used to make a $6,000,000 capital infusion in the P&C subsidiary National Security Fire and Casualty with the remainder to be held for general corporate purposes. The subordinated debentures mature December 15, 2035.  It is anticipated that principal payments will not be made until the expiration of the fixed rate period on the debt in 2015.  Also included in long-term debt is the issuance of $3,093,000 in subordinated debentures completed June 21, 2007.  The proceeds from the debentures were used to fund general corporate expenses thereby reducing the amount of dividends to the Group paid by the P&C subsidiary National Security Fire & Casualty thereby continuing to restore capital in the P&C subsidiary National Security Fire and Casualty to pre-hurricane levels.  The second issue matures June 15, 2037 and may be redeemed following the fifth anniversary of issuance.

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

As disclosed in Note 13 to the consolidated financial statements, in 2009, the amount that The National Security Group’s insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $1,250,000 in the life insurance subsidiary and $4,179,000 in the property/casualty insurance subsidiary.  Improved capital positions and operating results have increased the ability of the subsidiaries to pay dividends to the parent company.

An operating line of credit was obtained by the holding company in December of 2009 to allow flexibility with respect to cash management at the holding company level.

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

The levels and ratios are as follows:

Regulatory Event	Ratio of Total Adjusted Capital to Authorized Control Level RBC (Less Than or Equal to)
Company action lever	2.0
Regulatory action level	1.5
Authorized control level	1.0
Mandatory control level	0.7

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group’s life/health and property/casualty insurance subsidiaries are all in excess of 4.0 to 1 at December 31, 2009.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $9.6 million and $8.4 million at December 31, 2009 and 2008, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 12.2 and 11.4 at December 31, 2009 and 2008, respectively.  Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $28.7 million and $26.8 million at December 31, 2009 and 2008, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 4.6 and 4.0 at December 31, 2009 and 2008, respectively.  Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $9.6 million and $9.1 million at December 31, 2009 and 2008, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 23.0 and 25.2 at December 31, 2009 and 2008, respectively.  Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

Application of Critical Accounting Policies

Our consolidated financial statements are based upon the development and application of accounting policies that require management to make significant estimates and assumptions.  Accounting policies may be based on (including but not limited to) GAAP authoritative literature, statutory authoritative literature, regulations and industry standards.  The Company’s financial results would be directly impacted by changes in assumptions and judgments used to select and apply our accounting policies.  It is management’s opinion that the following are some of the more critical judgment areas in regards to the application of our accounting policies and their effect on our financial condition and results of operations.

▪	Reinsurance

▪	Deferred Policy Acquisition Costs

▪	Income Taxes

▪	Fair Values of Financial Instruments

▪	Claim Liabilities

▪	Recognition of Revenue

▪	Contingencies

▪	Recently Issued Accounting Standards

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

NSFC and Omega generally reinsure with third parties any liability in excess of $225,000 on any single policy.  In addition, the property and casualty segment holds a catastrophe contract which covers losses related to a catastrophic event with multiple policyholders affected.  In the event a catastrophe exceeds the $3.5 million retention stated in the contract, reinsurers will reimburse the company 95% (5% co-pay) of gross losses and loss adjustment expenses paid up to $ 17.5 million (layer one and layer two of the contract).  If losses exceed $ 17.5 million, the contract allows for 100% reimbursement of losses and loss adjustment expenses up to $72.5 million.  Any losses above the $72.5 million upper limit are the responsibility of our company.  The contract in place during 2009 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed.  The contract provided protection up to at least a 100 year “near term” event as depicted in catastrophe modeling results.  The “near term” catastrophe modeling results reflect a predicted increase in storm activity given the current weather pattern and various factors projected to impact our weather patterns in the near term.

At December 31, 2009, the estimated reinsurance recoverable recorded was $784,000 compared to $4,146,000 for the same period last year.  The Company does not anticipate any issues with collection of the recorded amount.

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

At December 31, 2009 and 2008, the Company recorded $10,210,000 and $9,825,000, respectively, as an asset for DAC in the financial statements.  We do not foresee any issues related to recoverability of these capitalized costs.  For more information regarding deferred policy acquisition costs, please see Note 1 to our financial statements.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of the Company’s assets and liabilities and operating loss carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or are settled.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The effect of a change in tax rates is recognized in the period the new rate is enacted.

At December 31, 2009, there is no evidence to suggest to management that any deferred tax asset is unrealizable.  For more information regarding deferred income taxes, please see Note 8 to our financial statements.

The Company evaluates all tax positions taken on its U.S. federal income tax return.  No material uncertainties exist for any tax positions taken by the Company

Fair Values of Financial Instruments

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

Claim Liabilities

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

At December 31, 2009 and 2008, the recorded liability for loss and loss and adjustment expense was $12,646,000 and $14,436,000, respectively.  The decline in reserves is directly attributable to the absence of hurricanes during 2009.  We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices.  For more information regarding loss and loss adjustment expense, see Note 10 to our financial statements.

Recognition of Revenue

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

Contingencies

Liabilities for loss contingencies arising from, but not limited to, litigation, claims, assessments, fines and penalties are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  Additional details with respect to contingencies are disclosed in Note 16 to the accompanying Consolidated Financial Statements.

Recently Issued Accounting Standards

In April 2009, a new accounting standard was issued which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities.

•
This new accounting standard states that an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more-likely-than-not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

•
This new accounting standard requires that companies record, as of the beginning of the interim period of adoption, a cumulative-effect adjustment to reclassify the noncredit component of a previously recognized OTTI loss from retained earnings to other comprehensive income if the company does not intend to sell the security and it is more-likely-than-not that the company will not be required to sell the security before recovery of its amortized cost basis. The adoption had no impact on our financial position or results of operations. The Company had no cumulative-effect adjustment upon adoption at the beginning of the second quarter.

In April 2009, a new accounting standard was issued related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Our adoption of this new accounting standard was effective April 1, 2009. The new accounting standard reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The new accounting standard also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The implementation of the new guidance did not have a significant impact on our financial statements.

In April 2009, a new accounting standard was issued related to interim disclosures about fair value of financial instruments. The new accounting standard requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by the new accounting standard were effective for the quarter ending June 30, 2009.  The implementation of the new guidance did not have a significant impact on our financial statements.

In June 2009, a new accounting standard was issued related to the accounting for transfers of financial assets, which updates accounting for securitizations and special-purpose entities. The new accounting standard is a revision of previously issued accounting standards related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, and will require additional information regarding financial asset transfers, including securitization transactions, and the presence of continuing exposure around the risks related to transferred financial assets. In addition, the new accounting standard removes the concept of a qualifying special-purpose entity and changes the requirements for de-recognizing financial assets. The new accounting standard was effective January 1, 2010. We do not expect the implementation of this new accounting standard to have a significant impact on our financial statements.

In June 2009, new consolidation guidance was issued which replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, requires ongoing assessments whether an enterprise is the primary beneficiary of a variable interest entity, and requires additional disclosure about an enterprise’s involvement in variable interest entities. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

In August 2009, the FASB issued ASU 2009-05 “Measuring Liabilities at Fair Value” (“ASU 2009-05”).  ASU 2009-05 updated ASC Section 820-10 (“Fair Value Measurements”) to provide additional guidance on how to measure liabilities at fair value for which a quoted price in an active market is not available.  In this situation a company can either use the quoted price of an identical liability when traded as an asset or the quoted price of similar liabilities when traded as assets.  As of December 31, 2009, the only liability measured at fair value was an interest rate swap discussed in Note 7.  The new guidance was effective for the company on October 1, 2009. The implementation of the new guidance did not have a significant impact on our financial statements.

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

The Company is exposed to equity price risk on its equity securities.  The Company holds common stock with a fair value of $9 million.  Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk.  Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S & P 500 Index decreased 10% from its December 31, 2009 value, the fair value of the Company’s common stock would decrease by approximately $900,000.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values.  Note 1 and 6 in the consolidated financial statements present additional disclosures concerning fair values of Financial Assets and Financial Liabilities and are incorporated by reference herein.

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

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets –
December 31, 2009 and 2008	45

Consolidated Statements of Operations –
Years Ended December 31, 2009 and 2008	47

Consolidated Statements of Shareholders’ Equity –
Years Ended December 31, 2009 and 2008	48

Consolidated Statements of Cash Flows –
Years Ended December 31, 2009 and 2008	49

Notes to Consolidated Financial Statements –
December 31, 2009	50

Financial Statement Schedules:

Schedule I. Summary of Investments Other Than Investments in Related Parties –
December 31, 2009 and 2008	75

Schedule II. Condensed Financial Information of Registrant –
December 31, 2009 and 2008	76

Schedule III. Supplementary Insurance Information –
December 31, 2009 and 2008	80

Schedule IV. Reinsurance –
Years Ended December 31, 2009 and 2008	81

Schedule V. Valuation and Qualifying Accounts –	82
Years Ended December 31, 2009 and 2008

All other Schedules are not required under related instructions or are not applicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.
Elba, Alabama

We have audited the accompanying consolidated balance sheet of The National Security Group, Inc. as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of The National Security Group, Inc. as of December 31, 2008, were audited by other auditors whose report dated March 20, 2009 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and financial statement schedules presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 8, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Warren, Averett, Kimbrough & Marino, LLC

Birmingham, Alabama
March 26, 2010

The National Security Group, Inc.

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	December 31,
ASSETS	2009	2008

Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2009 - $6,080;
2008 - $10,995)	$5,942	$10,952
Fixed maturities available-for-sale, at estimated fair value (cost: 2009 - $69,796;
2008- $61,796)	70,269	58,107
Equity securities available-for-sale, at estimated fair value (cost: 2009 - $5,851
2008 - $5,467)	9,035	7,569
Trading securities	374	253
Receivable for securities	96	513
Mortgage loans on real estate, at cost	1,041	502
Investment real estate, at book value (accumulated depreciation: 2009 - $18; 2008 - $18)	4,815	4,754
Policy loans	1,018	968
Company owned life insurance	5,197	1,957
Other invested assets	3,933	4,557

Total Investments	101,720	90,132

Cash	4,686	3,027
Accrued investment income	802	804
Policy receivables and agents' balances, less allowance (2009 - $0; 2008 - $59)	9,700	9,179
Reinsurance recoverable	784	4,146
Deferred policy acquisition costs	10,210	9,825
Property and equipment, net	2,537	2,844
Deferred income tax asset	-	1,839
Accrued income tax recoverable	-	2,321
Other assets	957	773

Total Assets	$131,396	$124,890

See accompanying notes to consolidated financial statements

The National Security Group, Inc.

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2009	2008

Property and casualty benefit and loss reserves	$12,646	$14,436
Accident and health benefit and loss reserves	1,612	1,222
Life and annuity benefit and loss reserves	28,579	28,045
Unearned premiums	27,381	27,764
Policy and contract claims	535	503
Other policyholder funds	1,347	1,344
Long-term debt	12,372	12,372
Accrued income taxes	111	-
Deferred income tax liability	61	-
Other liabilities	5,584	4,556

Total Liabilities	90,228	90,242

Contingencies	-	-

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 3,000,000 and 10,000,000 shares authorized, respectively,
2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income (loss)	2,265	(1,511)
Retained earnings	31,485	28,741

Total Shareholders' Equity	41,168	34,648

Total Liabilities and Shareholders' Equity	$131,396	$124,890

See accompanying notes to consolidated financial statements

The National Security Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Dollars in thousands
	except per share amounts)
	Year Ended December 31,
	2009	2008
REVENUES
Net premiums earned	$59,594	$56,264
Net investment income	5,289	4,368
Net realized investment gains (losses)	357	(1,049)
Other income	764	1,107
	66,004	60,690

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	35,839	44,746
Amortization of deferred policy acquisition costs	3,673	4,344
Commissions	7,863	8,262
General and administrative expenses	10,396	8,558
Taxes, licenses and fees	1,631	1,447
Interest expense	1,126	1,147
	60,528	68,504

Income (Loss) Before Income Tax Expense (Benefit)	5,476	(7,814)

INCOME TAX EXPENSE (BENEFIT)
Current	1,136	(3,495)
Deferred	116	885
	1,252	(2,610)

Net Income(Loss)	$4,224	$(5,204)

Net Earnings (Loss) Per Common Share	$1.71	$(2.11)

 See accompanying notes to consolidated financial statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Paid-in
	Total	Income (Loss)	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2007	$ 48,447	$-	$36,165	$ 4,864	$ 2,467	$4,951
Comprehensive loss:
Net loss for 2008	(5,204)	(5,204)	(5,204)	-	-	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of ($978)	(6,147)	(6,147)	-	(6,147)	-	-
Unrealized loss on interest rate swap	(228)	(228)	-	(228)	-	-
Comprehensive loss		(11,579)
Cash dividends ($0.90 per share)	(2,220)		(2,220)	-	-	-
Balance at December 31, 2008	34,648		28,741	(1,511)	2,467	4,951
Comprehensive income:
Net income for 2009	4,224	4,224	4,224	-	-	-
Other comprehensive income, net of tax
Unrealized gain on securities, net
of reclassification adjustment of $282	3,520	3,520	-	3,520	-	-
Unrealized gain on interest rate swap	256	256	-	256	-	-
Comprehensive income		8,000
Cash dividends ($0.60 per share)	(1,480)		(1,480)	-	-	-

Balance at December 31, 2009	$ 41,168		$31,485	$ 2,265	$ 2,467	$4,951

See accompanying notes to consolidated financial statements.

The National Security Group, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars in thousands) Year ended December 31,
	2009	2008
Cash flows from operating activities:

Net income (loss)	$4,224	$(5,204)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	229	409
Increase in cash surrender of company owned life insurance	(740)	543
Net realized (gains) losses on investments	(357)	1,049
Deferred income taxes	116	(885)
Amortization of deferred policy acquisition costs	3,673	4,344
Changes in assets and liabilities:
Change in receivable for securities	417	(513)
Change in accrued investment income	2	(10)
Change in reinsurance recoverable	3,362	(3,229)
Policy acquisition costs deferred	(4,058)	(5,176)
Change in accrued income taxes	2,432	(3,400)
Change in prepaid reinsurance premiums	(10)	(2)
Change in net policy liabilities and claims	(1,738)	8,105
Change in other liabilities	1,284	(2,204)
Other, net	(113)	281

Net cash provided by (used in) operating activities	8,723	(5,892)

Cash flows from investing activities:
Purchases of:
Available-for-sale securities	(30,594)	(22,514)
Trading securities and short-term investments	(141)	(154)
Real estate held for investment	(66)	(446)
Company owned life insurance	(2,500)	(2,500)
Other invested assets	(108)	(3,714)
Property and equipment	(116)	(368)
Proceeds from sale or maturities of:
Held-to-maturity securities	4,926	6,377
Available-for-sale securities	22,830	28,938
Trading securities and short-term investments	20	1,165
Real estate held for investment	19	720
Other invested assets	732	1,259
Other	(589)	(58)

Net cash (used in) provided by investing activities	(5,587)	8,705
Cash flows from financing activities:
(Repayment of) Proceeds from short-term debt	-	(900)
Change in other policyholder funds	3	35
Dividends paid	(1,480)	(2,220)

Net cash used in financing activities	(1,477)	(3,085)

Net increase (decrease) in cash	1,659	(272)

Cash at beginning of year	3,027	3,299
Cash at end of year	$4,686	$3,027

See accompanying notes to consolidated financial statements.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and  NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega) .  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  All significant intercompany transactions and accounts have been eliminated.

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

NSFC is licensed in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia.  In addition, NSFC operates on a surplus lines basis in Louisiana, Missouri, and Texas.  NSFC operates in various property and casualty lines, the most significant of which are dwelling property fire and extended coverage,  homeowners, mobile homeowners, ocean marine, private passenger automobile physical damage and liability and commercial auto liability.

Omega is licensed in the states of Alabama and Louisiana.  Omega operates in property and casualty lines, the most significant of which are homeowners and private passenger automobile physical damage and liability.

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

The Company’s life, accident and health insurance segment, composing nearly 12% of consolidated revenues, is licensed in six states.  However, over 75% of segment revenue is generated in the states of Alabama and Georgia.  Consequently, changes in the legal, regulatory or economic environment could adversely impact the Company.

For the year ended December 31, 2009 and 2008, there was one agency in the property and casualty segment that individually produced greater than 5% of the Company’s direct written premium.

NOTE 1 –  SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Investments
The Company’s securities are classified  as follows:

•
Securities Held-to-Maturity.  Bonds, notes and redeemable preferred stock for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using methods which approximate level yields over the period to maturity.

•
Securities Available-for-Sale.  Bonds, notes, common stock and non-redeemable preferred stock not classified as either held-to-maturity, or trading are reported at fair value, and adjusted for other-than-temporary declines in fair value.

•	Trading Securities. Trading securities are classified as such on the balance sheet and reported at fair value.

Unrealized gains and losses on investments, net of tax, on securities available-for-sale are reflected directly in shareholders’ equity as a component of accumulated other comprehensive income, and accordingly, have no effect on net income until realized.

Changes in fair value of trading securities are recognized in net income.

Realized gains and losses on the sale of investments available-for-sale are determined using the specific-identification method and include write downs on available-for-sale investments considered to have other than temporary declines in market value.

When a fixed maturity security has a decline in value, where fair value is below amortized cost, an other-than-temporary impairment (OTTI) is triggered in circumstances where:

•	the Company has the intent to sell the security

•	it is more likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis

•	the Company does not expect to recover the entire amortized cost basis of the security.

If the Company intends to sell the security or if it is more-likely-than not the Company will be required to sell the security before recovery, an OTTI is recognized as a realized loss in the income statement equal to the difference between the security’s amortized cost and its fair value.  If the Company does not intend to sell the security or it is not more-likely-than not that the Company will be required to sell the security before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized as a realized loss in the income statement, and the amount related to all other factors, which is recognized in other comprehensive income.

When an equity security has a decline in value, where fair value is below cost, that is deemed to be other than temporary, the Company reduces the book value of the security to its current fair value, recognizing the decline as a realized loss in the income statement.  Any future increases in the market value of investments written down are reflected as changes in unrealized gains as part of accumulated other comprehensive income within stockholders’ equity.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Property and Equipment
Property and equipment is carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment.   Significant costs incurred for internally developed software are capitalized and amortized over estimated useful lives of 3 years.   Maintenance, repairs, and minor renovations are charged to expense as incurred.  Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss is included in the results of operations.  The Company provides for depreciation of property and equipment using the straight-line method designed to amortize costs over estimated useful lives.  Estimated useful lives range up to 40 years for buildings and from 3-8 years

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

for electronic data processing equipment and furniture and fixtures.  Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Policy Liabilities
The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

Years of Issue                                                        Interest Rate
1947 - 1968                                                                  4%
1969 - 1978                                                       6% graded to 5%
1979 - 2003                                                       7% graded to 6%
2004 - 2009                                                                  5.25%

Mortality assumptions include various percentages of the 1955-60 and 1965-70 Select and Ultimate Basic Male Mortality Table.  Withdrawal assumptions are based on the Company’s experience.

Claim Liabilities
The liability for unpaid claims represents the estimated liability for claims reported to the Company and its subsidiaries plus claims incurred but not yet reported and the related loss adjustment expenses.  The liabilities for claims and related adjustment expenses are determined using case-basis evaluations and statistical analyses and represent estimates of the ultimate net cost of all losses incurred through December 31 of each year.  Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid claims and related loss adjustment expenses are adequate.  The estimates are continually reviewed and adjusted as necessary; such adjustments are included in the period in which they are determined.

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year.  The adjusted weighted average shares outstanding were 2,466,600 (2,466,600 in 2008).

Reinsurance
In the normal course of business, NSFC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.  In 2009, NSFC maintained a catastrophe reinsurance agreement to cover losses from catastrophic events, primarily hurricanes.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Layers 1-3 cover events occurring from January1-December 31 of the contract year.  The Company placed the fourth layer in July allowing an interim review of exposure and projected storm patterns for the current contract year.  The fourth layer covers events occurring from July 1-June 30 of the contract year.  All significant reinsurers under the program carry A.M. Best ratings of A- (Excellent) or higher.

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

The Company evaluates all tax positions taken on its U.S. federal income tax return.  No material uncertainties exist for any tax positions taken by the Company

Contingencies
Liabilities for loss contingencies arising from, but not limited to,  litigation, claims, assessments, fines and penalties are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Reclassifications
Certain 2008 amounts have been reclassified from the prior year financial statements to conform to the 2009 presentation.

Advertising
The Company expenses advertising costs as incurred.  Advertising costs charged to expense were $109,000 for the year ended December 31, 2009 ($186,000 for the year ended December 31, 2008).  Advertising cost consists primarily of agent convention expense and print media.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Policy receivables are reported at unpaid balances.  Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk.  Receivables from agents, less provision for credit losses, are composed of balances due from independent agents.  At December 31, 2009 the single largest balance due from one agent totaled $525,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders.  A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries.  Allowances for losses are established if amounts are believed to be uncollectible.  At December 31, 2009 and 2008, no amounts were deemed uncollectible.  The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2009, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

Recently Issued Accounting Standards

In April 2009, a new accounting standard was issued which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities.

•
This new accounting standard states that an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more-likely-than-not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

•
This new accounting standard requires that companies record, as of the beginning of the interim period of adoption, a cumulative-effect adjustment to reclassify the noncredit component of a previously recognized OTTI loss from retained earnings to other comprehensive income if the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the security before recovery of its amortized cost basis. The adoption had no impact on our financial position or results of operations. The Company had no cumulative-effect adjustment upon adoption at the beginning of the second quarter.

In April 2009, a new accounting standard was issued related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Our adoption of this new accounting standard was effective April 1, 2009. The new accounting standard reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The new accounting standard also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The implementation of the new guidance did not have a significant impact on our financial statements.

In April 2009, a new accounting standard was issued related to interim disclosures about fair value of financial instruments. The new accounting standard requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by the new accounting standard were effective for the quarter ending June 30, 2009.  The implementation of the new guidance did not have a significant impact on our financial statements.

In June 2009, a new accounting standard was issued related to the accounting for transfers of financial assets, which updates accounting for securitizations and special-purpose entities. The new accounting standard is a revision of previously issued accounting standards related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, and will require additional information regarding financial asset transfers, including

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

securitization transactions, and the presence of continuing exposure around the risks related to transferred financial assets. In addition, the new accounting standard removes the concept of a qualifying special-purpose entity and changes the requirements for de-recognizing financial assets. The new accounting standard was effective January 1, 2010. We do not expect the implementation of this new accounting standard to have a significant impact on our financial statements.

In June 2009, new consolidation guidance was issued which replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, requires ongoing assessments whether an enterprise is the primary beneficiary of a variable interest entity, and requires additional disclosure about an enterprise’s involvement in variable interest entities. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

In August 2009, the FASB issued ASU 2009-05 “Measuring Liabilities at Fair Value” (“ASU 2009-05”).  ASU 2009-05 updated ASC Section 820-10 (“Fair Value Measurements”) to provide additional guidance on how to measure liabilities at fair value for which a quoted price in an active market is not available.  In this situation a company can either use the quoted price of an identical liability when traded as an asset or the quoted price of similar liabilities when traded as assets.  As of December 31, 2009, the only liability measured at fair value was an interest rate swap discussed in Note 7.  The new guidance was effective for the company on October 1, 2009. The implementation of the new guidance did not have a significant impact on our financial statements.

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds a passive interest in a limited partnership that is considered to be a Variable Interest Entity (VIE) under the provisions of FIN 46(R).  The Company is not the primary beneficiary of the entity and is not required to consolidate under FIN 46(R).  The entity is a private placement investment fund formed for the purpose of investing in private equity investments.  The Company owns less than 1% of the limited partnership.  The carrying value of the investment totals $325,000 and is included as a component of Other Invested Assets.

In December 2005, the Company formed National Security Capital Trust I, a statutory trust created under the Delaware Statutory Trust Act, for the sole purpose of issuing, in private placement transactions, $9,000,000 of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $9,300,000 of variable rate subordinated debentures issued by the Company.  The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust.  The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures.  The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $9,005,000.  The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE’s. The Trust is not consolidated because the Company is not the primary beneficiary of the trust. The Subordinated Debentures, disclosed in Note 9, are reported in the accompanying Consolidated Balance Sheets as a component of long-term debt. The Company’s equity investments in the Trust total $279,000 and are included in Other Assets.

In June 2007, the Company formed National Security Capital Trust II for the sole purpose of issuing, in private placement transactions, $3,000,000 of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $3,093,000 unsecured junior subordinated deferrable interest debentures.  The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust.  The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures.  The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $2,995,000.  The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE’s. The Trust is not consolidated because the Company is not the primary beneficiary of the Trust. The Subordinated Debentures, disclosed in Note 9, are reported in the accompanying Consolidated Balance

NOTE 2 – VARIABLE INTEREST ENTITIES – CONTINUED

Sheets as a component of long-term debt. The Company’s equity investments in the Trust total $93,000 and are included in Other Assets.

NOTE 3 – STATUTORY ACCOUNTING PRACTICES

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

Statutory net gains (losses) from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2009	2008
NSIC - including realized capital gains (losses) of $234 and $(1,509), respectively	$1,314	$(442)
NSFC - including realized capital gains of $198 and $615, respectively	$4,179	$(5,730)
Omega - including realized capital (losses) of $(78) and $(231), respectively	$246	$(344)

Statutory risk-based adjusted capital:
NSIC - including AVR of $517 and $191, respectively	$9,642	$8,396
NSFC	$28,742	$26,783
Omega	$9,568	$9,087

The above amounts exclude allocation of overhead from the Company.  NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands)
	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$26,786	$1,557	$519	$27,824
Mortgage backed securities	8,203	282	165	8,320
Private label mortgage backed securities	9,634	72	810	8,896
Obligations of states and political subdivisions	15,641	211	336	15,516
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	9,532	261	80	9,713
Total fixed maturities	69,796	2,383	1,910	70,269
Equity securities	5,851	3,990	806	9,035

Total	$75,647	$6,373	$2,716	$79,304

Held-to-maturity securities:
Mortgage backed securities	$3,175	$101	$25	3,251
Private label mortgage backed securities	187	5	-	192
Obligations of states and political subdivisions	2,139	51	8	2,182
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	441	14	-	455

Total	$5,942	$171	$33	$6,080

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$21,153	$84	$2,277	$18,960
Mortgage backed securities	11,101	257	24	11,334
Private label mortgage backed securities	6,590	2	1,369	5,223
Obligations of states and political subdivisions	13,401	81	875	12,607
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	9,551	433	1	9,983
Total fixed maturities	61,796	857	4,546	58,107
Equity securities	5,467	3,130	1,028	7,569

Total	$67,263	$3,987	$5,574	$65,676

Held-to-maturity securities:
Corporate debt securities	$88	$-	$3	$85
Mortgage backed securities	4,087	20	41	4,066
Private label mortgage backed securities	249	-	1	248
Obligations of states and political subdivisions	2,141	34	14	2,161
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	4,387	48	-	4,435

Total	$10,952	$102	$59	$10,995

NOTE 4 – INVESTMENT SECURITIES – CONTINUED

The amortized cost and aggregate fair value of debt securities at December 31, 2009, by contractual maturity, are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$419	$425
Due after one year through five years	14,320	15,551
Due after five years through ten years	24,013	24,433
Due after ten years	31,044	29,860

Total	$69,796	$70,269

Held-to-maturity securities:
Due in one year or less	$303	$309
Due after one year through five years	802	828
Due after five years through ten years	1,929	1,991
Due after ten years	2,908	2,952

Total	$5,942	$6,080

A summary of securities available-for-sale with unrealized losses as of December 31, 2009 and 2008 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$1,856	$21	$6,772	$498	$8,628	$519	23
Mortgage backed securities	1,443	156	71	9	1,514	165	6
Private label mortgage backed
securities	2,660	72	4,651	738	7,311	810	15
Obligations of state and
political subdivisions	5,889	199	991	137	6,880	336	21
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3,708	80	-	-	3,708	80	11
Equity securities	78	13	2,283	793	2,361	806	13
	$15,634	$541	$14,768	$2,175	$30,402	$2,716	89

NOTE 4 – INVESTMENT SECURITIES – CONTINUED

	(Dollars in thousands)				December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$9,904	$1,337	$4,396	$940	$14,300	$2,277	45
Mortgage backed securities	315	5	1,868	19	2,183	24	9
Private label mortgage backed
securities	412	87	4,354	1,282	4,766	1,369	11
Obligations of state and
political subdivisions	3,745	332	4,812	543	8,557	875	25
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	295	1	-	-	295	1	1
Equity securities	981	446	731	582	1,712	1,028	12
	$15,652	$2,208	$16,161	$3,366	$31,813	$5,574	103

For 2009, gross gains of $1,102,000 ($2,070,000 for 2008) and gross losses of $319,000 ($611,000 for 2008) were realized on sales of available-for-sale-securities.

A summary of securities held-to-maturity with unrealized losses as of December 31, 2009 and 2008 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$-	$-	$-	$-	$-	$-	-
Mortgage backed securities	-	-	333	25	333	25	2
Private label mortgage backed
securities	-	-	-	-	-	-	-
Obligations of state and
political subdivisions	160	4	351	4	511	8	2
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	-	-	-	-	-

	$160	$4	$684	$29	$844	$33	4

	(Dollars in thousands)				December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$84	$3	$-	$-	$84	$3	1
Mortgage backed securities	-	-	2,408	41	2,408	41	7
Private label mortgage backed
securities	249	1	-	-	249	1	1
Obligations of state and
political subdivisions	-	-	646	14	646	14	2
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	-	-	-	-	-

	$333	$4	$3,054	$55	$3,387	$59	11

NOTE 4 –  INVESTMENT SECURITIES – CONTINUED

According to the most recent accounting guidance, for securities in an unrealized loss position, the Company is required to assess whether the Company has the intent to sell the security or more likely than not will be required to sell the security before the anticipated recovery.  If either of these conditions is met, the Company is required to recognize an other-than-temporary impairment with the entire unrealized loss reported in earnings.  For securities in an unrealized loss position that do not meet these conditions, the Company assesses whether the impairment of a security is other-than-temporary.  If the impairment is determined to be other-than-temporary, the Company is required to separate the other-than-temporary impairments into two components:  the amount representing the credit loss and the amount related to all other factors.  The credit loss is the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.  The credit loss component of other-than-temporary impairments is reported in earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.

Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2009, the Company realized $443,000 in other than temporary impairments.  The single largest accumulated loss was in the equity portfolio and totaled $337,000.  The second largest loss position was in the bond portfolio and totaled $332,000.  The third largest loss position was in the equity portfolio and totaled $163,000.  Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized.  The Company has no material exposure to sub-prime mortgage loans and less than 2% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were temporary impairments.

NOTE 5 – NET INVESTMENT INCOME

Major categories of investment income are summarized as follows:

	(Dollars in thousands)
	Year ended December 31,
	2009	2008

Fixed maturities	$4,075	$4,357
Equity securities	199	364
Mortgage loans on real estate	62	32
Investment real estate	82	65
Policy loans	73	68
Company owned life insurance	740	(543)
Other, principally short-term investments	346	367
	5,577	4,710
Less: Investment expenses	288	342
Net investment income	$5,289	$4,368

An analysis of investment gains (losses) follows:	Year ended December 31,
	2009	2008
Net realized investment gains (losses):
Fixed maturities	$548	$179
Equity securities	234	1,313
Other, principally real estate	18	432
Other than temporary impairments	(443)	(2,973)
	$357	$(1,049)

NOTE 5 – NET INVESTMENT INCOME – CONTINUED

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)
	Year ended December 31,
	2009	2008

Net change in unrealized appreciation on available-
for-sale securities before deferred tax	$5,304	$(8,335)
Deferred income tax	(1,784)	2,188

Net change in unrealized appreciation on available-
for-sale securities	$3,520	$(6,147)

NOTE 6 – FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

Our securities available-for-sale consists of fixed maturity and equity securities which are recorded at fair value in the accompanying consolidated balance sheets.  The change in the fair value of these investments, unless deemed to be other than temporarily impaired, is recorded as a component of other comprehensive income.

We are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings.  We elected not to measure any eligible items using the fair value option.

Accounting standards define fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable.  In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets.

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

NOTE 6 – FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES – CONTINUED

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale	$70,269	$9,214	$60,478	$577
Short-term investments	-	-	-	-
Trading securities	374	374	-	-
Equity securities available-for-sale	9,035	8,373	-	662

Total Financial Assets	$79,678	$17,961	$60,478	$1,239

Financial Liabilities
Interest rate swap	$60	$-	$-	$60

Total Financial Liabilities	$60	$-	$-	$60

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

	For the year ended December 31, 2009
	Fixed Maturities Available for sale	Equity Securities Available for Sale	Interest
(In Thousands)			Rate Swap
Beginning balance	$652	$733	$(316)
Total gains or losses (realized and
unrealized):
Included in earnings	-	-	-
Included in other comprehensive income	(75)	(71)	256
Purchases, sales, issuances and settlements,
net	-	-	-
Transfers in/(out) of Level 3	-	-	-
Ending balance	$577	$662	$(60)
The amount of total gains or losses for the
period included in earnings attributable to the
change in unrealized gains or losses relating
to assets and liabilities still held as of
December 31, 2009	$-	$-	$-

For the year ended December 31, 2009, there were no assets or liabilities measured at fair values on a nonrecurring basis.

NOTE 6 – FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES – CONTINUED

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

	For the year ended December 31, 2008
	Fixed Maturities Available for sale	Equity Securities Available for Sale	Interest
(In Thousands)			Rate Swap
Year ended December 31, 2008
Beginning balance	$702	$999	$(88)
Total gains or losses (realized and
unrealized):
Included in earnings	-	-	-
Included in other comprehensive income	(50)	(266)	(228)
Purchases, sales, issuances and settlements,
net	-	-	-
Transfers in/(out) of Level 3	-	-	-
Ending balance	$652	$733	$(316)
The amount of total gains or losses for the
period included in earnings attributable to the
change in unrealized gains or losses relating
to assets and liabilities still held as of
December 31, 2008	$-	$-	$-

For the year ended December 31, 2008, there were no assets or liabilities measured at fair values on a nonrecurring basis.

The Company is exposed to certain risks in the normal course of its business operations.  The primary risk that is managed through the use of derivatives is interest rate risk on floating rate borrowings.  This risk is managed through the use of interest rate swaps which are designated as cash flow hedges.  For cash flow hedges, the effective portion of the gain or loss on the interest rate swap is included as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings.  The Company does not hold or issue derivatives that are not designated as hedging instruments.  Please see Note 9 for additional information about the interest rate swaps.

The following methods and assumptions were used to estimate fair value of each class of financial instrument for which it is practical to estimate that value:

Cash and cash equivalents—the carrying amount is a reasonable estimate of fair value.

Mortgage receivables—the carrying amount is a reasonable estimate of fair value to the restrictive nature and limited marketability of the mortgage notes.

Other invested assets—the carrying amount is a reasonable estimate of fair value.

Other policyholder funds—the carrying amount is a reasonable estimate of fair value.

Debt—the carrying amount is a reasonable estimate of fair value.

The carrying amount and estimate fair value of the Company’s financial instruments as of December 31, are as follows:

	In Thousands of Dollars at December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets and related instruments
Mortgage loans	$1,041	$1,041	$502	$502
Policy loans	1,018	1,018	968	968
Company owned life insurance	5,197	5,197	1,957	1,957
Other invested assets	3,933	3,933	4,557	4,557

Liabilities and related instruments
Other policyholder funds	1,347	1,347	1,344	1,344
Long-term debt	12,372	12,372	12,372	12,372

NOTE 7 - PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	(Dollars in Thousands)
	2009	2008
Building and improvements	$3,196	$3,196
Electronic data processing equipment	2,472	2,549
Furniture and fixtures	1,005	1,085
	6,673	6,830
Less accumulated depreciation	4,136	3,986
	$2,537	$2,844

Depreciation expense for the year ended December 31, 2009 was $424,000 ($454,000 for the year ended December 31, 2008).

NOTE 8 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company incurred $-0- in interest and penalties as of both December 31, 2009 and December 31, 2008. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2006. The Internal Revenue Service completed an examination during 2008 of the Company’s 2005 Federal Income Tax Return.  No material adjustments were made as a result of this examination.  No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.  Tax returns have been filed through the year 2008.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.   The Company recognized a net deferred tax liability position of $61,000 in 2009 and net deferred tax asset position of $1,839,000 in 2008.

NOTE 8 – INCOME TAXES

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

	(Dollars in Thousands)
	December 31,	December 31,
	2009	2008
General insurance expenses	$1,135	$769
Unearned premiums	1,814	1,885
Claims liabilities	298	337
Unrealized losses on securities available-for-sale	-	392
Other than temporary impairments on securities owned	501	734
Deferred tax assets	3,748	4,117

Depreciation	(126)	(118)
Deferred policy acquisition costs	(2,291)	(2,160)
Unrealized gains on securities available-for-sale	(1,392)	-
Deferred tax liabilities	(3,809)	(2,278)

Net deferred tax (liability) asset	$(61)	$1,839

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes.  The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Year ended December 31,
	2009	2008

Federal income tax rate applied to pre-tax income	$1,862	$(2,657)
Dividends received deduction and tax-exempt interest	(201)	(137)
Company owned life insurance	(252)	185
Small life deduction	(145)	(174)
Other, net	(12)	173

Federal income tax expense (benefit)	$1,252	$(2,610)

The appropriate income tax effects of changes in temporary differences are as follows:

	Year ended December 31,
	2009	2008

Deferred policy acquisition costs	$131	$(261)
Other-than-temporary impairments	233	734
Unearned premiums	71	362
General insurance expenses	(366)	(69)
Depreciation	8	40
Claim liabilities	39	79

	$116	$885

NOTE 8 – INCOME TAXES – CONTINUED

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus".  The aggregate balance in this account, $2,520,000 at December 31, 2009, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum.  The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter.  Deferred taxes have not been provided on amounts designated as policyholders' surplus.  The deferred income tax liability not recognized is approximately $857,000 at December 31, 2009

NOTE 9 – NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2009 and December 31, 2008:

	(Dollars in thousands)
	2009	2008

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$12,372	$12,372

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

NOTE 9 – NOTES PAYABLE AND LONG-TERM DEBT – CONTINUED

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

The swaps entered into in 2007 and 2009 have fair values of $245,000 (liability) and $185,000 (asset), respectively, for a net liability of $60,000 at December 31, 2009 ($316,000 at December 31, 2008) which is reported as a component of other liabilities on the consolidated balance sheets. A net valuation gain of $256,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation loss of $228,000 was included in accumulated other comprehensive income related to the swap in the prior year.

We use dollar offset at the hedge's inception and for each reporting period thereafter to assess whether the derivative used in a hedging transaction is expected to be, and has been, effective in offsetting changes in the fair value of the hedged item. Since inception no portion of the hedged item has been deemed ineffective. For all hedges, we discontinue hedge accounting if it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge.

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has posted collateral of $469,000.  Please see Note 6 for additional information about the interest rate swaps.

In December of 2009, the Company obtained an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  The line of credit matures December 25, 2010.  No funds were drawn on this line at December 31, 2009.

NOTE 10 –  POLICY AND CLAIM RESERVES

The Company regularly updates its reserve estimates as new information becomes available and events occur that may impact the resolution of unsettled claims.  Changes in prior years’ reserve estimates are reflected in the results of operations in the year such changes are determined.  The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense for the years ended December 31:

	(Dollars in thousands)
	2009	2008
Claims and claim adjustment expense
reserves at beginning of year	$14,436	$11,973
Less reinsurance recoverables on
unpaid losses	2,421	555
Net balances at beginning of year	12,015	11,418
Provision for claims and claim adjustment
expenses for claims arising in current year	34,239	43,284
Estimated claims and claim adjustment
expenses for claims arising in prior years	(2,626)	(2,374)
Total increases	31,613	40,910
Claims and claim adjustment expense
payments for claims arising in:
Current year	25,941	35,516
Prior years	5,590	4,797
Total payments	31,531	40,313
Net balance at end of year	12,097	12,015
Plus reinsurance recoverables on
unpaid losses	549	2,421
Claims and claim adjustment expense
reserves at end of year	$12,646	$14,436

The 2009 decline in the provision for claims and claim adjustment expenses arising from claims in the current year and the ending reinsurance recoverable on unpaid losses are attributable to the absence of hurricane losses during the year.  The decrease in provision for claims and claim adjustment expenses for prior years (net of reinsurance recoveries) for 2008 is primarily due to reductions in incurred but not reported loss reserves on dwelling property lines of business.

NOTE 10 –  POLICY AND CLAIM RESERVES – CONTINUED

The Company has a geographic exposure to catastrophe losses in certain areas of the country.  Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable.  The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.  Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.  At December 31, 2009, the Company’s estimate of unpaid losses and adjustment expenses for hurricane related claims incurred in prior years totaled $787,000 before reinsurance ($758,000 in 2008).  Because the Company has exhausted its catastrophe coverage limits available for Hurricane Katrina any additional development will not be covered by reinsurance.  The Company maintains case reserves of $519,000 for losses in excess of catastrophe reinsurance ($594,000 in 2008).

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

At December 31, 2009, the largest reinsurance recoverable of a single reinsurer was $95,000 ($607,000 in 2008).  The amounts of recoveries pertaining to reinsurance contracts that were deducted from losses incurred during 2009 and 2008 were approximately $-0- and $12,582,000, respectively.  The Company incurred no losses from covered events occurring in 2009.  Amounts reported as ceded incurred losses in 2009 were related to development of losses from prior year catastrophes.

The effect of reinsurance on premiums written and earned was as follows:

	(Dollars in Thousands)
	2009
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$7,251	$7,247	$58,185	$59,213
Assumed	-	-	-	-
Ceded	(48)	(48)	(6,660)	(6,818)
Net	$7,203	$7,199	$51,525	$52,395

	2008
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$7,049	$7,003	$61,197	$55,866
Assumed	-	-	-	-
Ceded	(47)	(47)	(6,487)	(6,558)
Net	$7,002	$6,956	$54,710	$49,308

NOTE 12 – EMPLOYEE BENEFIT PLANS

In 1989, the Company and its subsidiaries established a retirement savings plan (401K Plan) and transferred the assets from the defined contribution profit sharing plan into the new plan.  All full-time employees who have completed six months of service at the beginning of any calendar quarter are eligible to participate and all employee contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution.  Company matching contributions for 2009 and 2008 amounted to $219,000 and $255,000, respectively.  The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In 1987, the Company established a non-qualified deferred compensation plan for its Board of Directors.  The Board members had an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award.  The directors’ non-qualified deferred compensation plan was frozen on December 31, 2004, and deferrals are no longer allowed.  A new non-qualified plan became effective January 1, 2006 under which directors are allowed to defer all or a portion of directors’ fees into various investment options.  The supplemental executive retirement plan (SERP) became effective March 1, 2008  and covers named executive officers with the Company contributing 15% of executive compensation to the plan.  Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited of the non-qualified deferred compensation plans for 2009 and 2008 amounted to approximately 388,000 and ($349,000), respectively.

NOTE 13 –  REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year.  At December 31, 2009, NSIC’s retained earnings unrestricted for the payment of dividends in 2010 amounted to $1,250,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year.  At December 31, 2009, NSFC’s retained earnings unrestricted for the payment of dividends in 2010 amounted to $4,179,000.

At December 31, 2009, securities with market values of $3,530,000 ($3,812,000 at December 31, 2008) were deposited with various states pursuant to statutory requirements.

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

NOTE 14 –  SHAREHOLDERS’ EQUITY

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

An amendment changing the number of authorized shares of common stock from 10,000,000 to 3,000,000 was approved by the shareholders at the 2009 Annual Meeting on May 14, 2009.

NOTE 15 – INDUSTRY SEGMENTS

The Company and its subsidiaries operate primarily in the insurance industry.  Selected balance sheet information by industry segment for the years ended December 31, 2009 and 2008 is summarized below:

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
December 31, 2009

Selected Assets
Investments	$101,720	$60,768	$40,079	$873

Reinsurance recoverable	$784	$784	$-	$-

Deferred policy acquisition costs	$10,210	$3,915	$6,295	$-

Total Assets	$131,396	$79,321	$49,872	$2,203

Total Liabilities	$90,228	$43,099	$34,348	$12,781

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
December 31, 2008

Selected Assets
Investments	$90,132	$56,422	$33,200	$510

Reinsurance recoverable	$4,146	$4,146	$-	$-

Deferred policy acquisition costs	$9,825	$4,037	$5,788	$-

Total Assets	$124,890	$78,802	$43,653	$2,435

Total Liabilities	$90,242	$45,476	$31,627	$13,139

NOTE 15 – INDUSTRY SEGMENTS – CONTINUED

Premium revenues and operating income by industry segment for the years ended December 31, 2009 and 2008 are summarized below:

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2009
REVENUE
Net premiums earned	$59,594	$52,395	$7,199	$-
Net investment income	5,289	3,125	2,114	50
Net realized investment gains	357	120	234	3
Other income	764	761	3	-
	66,004	56,401	9,550	53

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	35,839	30,908	4,931	-
Amortization of deferred policy acquisition costs	3,673	3,397	276	-
Commissions	7,863	7,317	546	-
General and administrative expenses	10,396	6,775	2,543	1,078
Insurance taxes, licenses and fees	1,631	1,387	244	-
Interest expense	1,126	-	49	1,077
	60,528	49,784	8,589	2,155

Income (Loss) Before Income Taxes	5,476	6,617	961	(2,102)

INCOME TAX EXPENSE (BENEFIT)
Current	1,136	1,369	105	(338)
Deferred	116	97	392	(373)
	1,252	1,466	497	(711)

NET INCOME (LOSS)	$4,224	$5,151	$464	$(1,391)

NOTE 15 –  INDUSTRY SEGMENTS – CONTINUED

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2008
REVENUE
Net premiums earned	$56,264	$49,308	$6,956	$-
Net investment income	4,368	2,309	1,940	119
Net realized investment (losses) gains	(1,049)	372	(1,423)	2
Other income	1,107	1,047	60	-
	60,690	53,036	7,533	121

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	44,746	39,719	5,027	-
Amortization of deferred policy acquisition costs	4,344	3,312	1,032	-
Commissions	8,262	7,772	490	-
General and administrative expenses	8,558	6,722	1,614	222
Insurance taxes, licenses and fees	1,447	1,159	288	-
Interest expense	1,147	1	61	1,085
	68,504	58,685	8,512	1,307

Loss Before Income Taxes	(7,814)	(5,649)	(979)	(1,186)

INCOME TAX EXPENSE (BENEFIT)
Current	(3,495)	(2,919)	(281)	(295)
Deferred	885	867	161	(143)
	(2,610)	(2,052)	(120)	(438)

NET LOSS	$(5,204)	$(3,597)	$(859)	$(748)

NOTE 16 –  CONTINGENCIES

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

In 2007, the Company sold substantially all of its interest in a consolidated subsidiary, Mobile Attic, Inc.  On July 9, 2009, the Company moved to intervene in a complaint filed by the purchaser of Mobile Attic against the founder and former president/CEO of Mobile Attic and others, regarding the plaintiff’s purchase of shares of Mobile Attic.  The Company filed a proposed complaint in intervention requesting the Court to find that the Company is not liable for indemnity under the Stock Purchase Agreement, or in the alternative, to award damages to the Company for any loss suffered as a result of the fraudulent actions of the former president/CEO of Mobile Attic and as a result of the negligence of Mobile Attic and its

NOTE 16 – CONTINGENCIES – CONTINUED

auditors in the preparation of Mobile Attic’s financial statements. The Court has subsequently granted the Company’s motion to intervene and the action is in the initial stages of discovery.  No amount has been accrued in these financial statements since the outcome of this matter is uncertain and the amount of liability, if any, cannot be determined.

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

NOTE 17 –SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during 2009 was $1,077,000 ($1,085,000 in 2008).  Cash received from income taxes in 2009 was $796,000 compared to cash paid for income taxes in 2008 was $500,000.

NOTE 18 – SUBSEQUENT EVENTS

There were no subsequent events requiring adjustment to the condensed consolidated financial statements.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
(Dollars in Thousands)

	December 31, 2009			December 31, 2008

			Amount per			Amount per
		Fair	the Balance		Fair	the Balance
	Cost	Value	Sheet	Cost	Value	Sheet
Securities Held-to-Maturity:

United States government . . . . . . . . . . .	$441	$455	$441	$4,387	$4,435	$4,387
States, municipalities and
political subdivisions . . .	2,139	2,182	2,139	2,141	2,161	2,141
Mortgage backed securities . . . . . . . . . . .	3,175	3,251	3,175	4,087	4,066	4,087
Private label mortgage backed securities . . . . .	187	192	187	249	248	249
Industrial and Miscellaneous . . . . . . . . .	-	-	-	88	85	88
Total Securities Held-to-Maturity . . . . . . .	5,942	6,080	5,942	10,952	10,995	10,952

Securities Available-for-Sale:

Equity Securities:
Banks and insurance companies . . . . . .	1,489	989	989	1,256	1,699	1,699
Industrial and all other . . . . . . . . . . . . . .	4,362	8,046	8,046	4,211	5,870	5,870
Total equity securities . . . . . . . . . . . . .	5,851	9,035	9,035	5,467	7,569	7,569

Debt Securities:
United States government . . . . . . . . . . .	9,532	9,713	9,713	9,551	9,983	9,983
States, municipalities and
political subdivisions . . .	15,641	15,516	15,516	13,401	12,607	12,607
Mortgage backed securities . . . . . . . . . . .	8,203	8,320	8,320	11,101	11,334	11,334
Private label mortgage backed securities . . . . .	9,634	8,896	8,896	6,590	5,223	5,223
Public Utilities . . . . . . . . . . . . . . . . . . .	-	-	-	549	554	554
Industrial and Miscellaneous . . . . . . . . .	26,786	27,824	27,824	20,604	18,406	18,406
Total Debt Securities . . . . . . . . . . . . . .	69,796	70,269	70,269	61,796	58,107	58,107

Total Available-for-Sale . . . . . . . . .	75,647	79,304	79,304	67,263	65,676	65,676

Total Securities . . . . . . . . . . . . . . ..	81,589	85,384	$85,246	78,215	76,671	76,628
Trading securities. . . . . . . . . . . . . . . . .. . . . . . .	314	374	374	354	253	253
Receivable for securities. . . . . . . . . . . . .	96	96	96	513	513	513
Mortgage loans on real estate . . . . . . . . . . . . .	1,041	1,041	1,041	502	502	502
Investment real estate . . . . . . . . . . . . . . . . . . . .	4,815	4,815	4,815	4,754	4,754	4,754
Policy loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,018	1,018	1,018	968	968	968
Company owned life insurance. . . . . . . . . . . . . .	5,000	5,197	5,197	2,500	1,957	1,957
Other invested assets. . . . . . . . . . . . . . . . . . . .	3,933	3,933	3,933	4,557	4,557	4,557
Total investments . . .	$97,806	$101,858	$101,720	$92,363	$90,175	$90,132

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2009	2008
Assets
Cash	$382	$454
Investment in subsidiaries (equity method)
eliminated upon consolidation	51,658	45,380
Other assets	2,866	2,269

Total Assets	$54,906	$48,103

Liabilities and Shareholders' Equity
Accrued general expenses	$1,366	$1,083
Notes payable	12,372	12,372

Total Liabilities	13,738	13,455

Total Shareholders' Equity	41,168	34,648

Total Liabilities and Shareholders' Equity	$54,906	$48,103

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME (LOSS)
(Amounts in thousands)
	Years Ended
	December 31,
	2009	2008
Income

Dividends (eliminated upon consolidation)	$2,800	$-
Other income	52	119
	2,852	119

Expenses
State taxes	1	1
Other expenses	2,154	1,300
	2,155	1,301
Income before income taxes and equity in
undistributed earnings (loss) of subsidiaries	697	(1,182)
Income tax (benefit) expense	(711)	(437)

Income (loss) before equity in undistributed earnings (loss)
of subsidiaries	1,408	(745)
Equity in undistributed (losses) earnings of subsidiaries	2,816	(4,459)

Net (loss) income	$4,224	$(5,204)

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,224	$(5,204)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	(2,816)	4,459
Change in other assets	(539)	3,246
Change in accrued general expenses	539	(659)
Net cash provided by
operating activities	1,408	1,842

Cash flows from investing activities:
Net cash provided by investing activities	-	-
Net cash provided by
investing activities	-	-

Cash flows from financing activities:
Cash dividends	(1,480)	(2,220)
Net cash used in
financing activities	(1,480)	(2,220)

Net (decrease) increase in cash and cash equivalents	(72)	(378)

Cash at beginning of year	454	832

Cash at end of year	$382	$454

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Information of Registrant

Note 1-Basis of Presentation
Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial
Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that this Condensed Financial Information be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant’s Annual Report as referenced in Form 10-K, Part II, Item 8, page 44.

Note 2-Cash Dividends from Subsidiaries
In 2009, dividends of $2.8 million were paid to the Registrant by its subsidiaries. No dividends were received from subsidiaries during 2008.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
(Amounts in thousands)

				Deferred	Future
				Acquisition	Policy	Unearned
				Costs	Benefits	Premiums
At December 31, 2009:
Life and accident and health insurance . . . . . . . . . . . . . . .				$6,295	$30,726	$16
Property and casualty insurance . . . . . ... . . . . . . . . . . . .				3,915	-	27,365
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .				$10,210	$30,726	$27,381

At December 31, 2008:
Life and accident and health insurance . . . . . . . . . . . . . . .				$5,788	$29,770	$44
Property and casualty insurance . . . . . ... . . . . . . . . . . . .				4,037	-	27,720
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .				$9,825	$29,770	$27,764

					Commissions,
				Benefits,	Amortization	General
				Claims,	of Deferred	Expenses,
		Net		Losses and	Policy	Taxes,
	Premium	Investment	Other	Settlement	Acquisition	Licenses
	Revenue	Income	Income	Expenses	Costs	and Fees
For the year ended December 31, 2009:
Life and accident and health insurance	$7,199	$2,114	$3	$4,931	$822	$2,787
Property and casualty insurance . . . . . .	52,395	3,125	761	30,908	10,714	8,162
Other . . . . . . . . .	-	50	-	-	-	1,078
Total . . . .. . . .	$59,594	$5,289	$764	$35,839	$11,536	$12,027

For the year ended December 31, 2008:
Life and accident and health insurance	$6,956	$1,940	$60	$5,027	$1,522	$1,614
Property and casualty insurance . . . . . .	49,308	2,309	1,047	39,719	11,084	6,722
Other . . . . . . . . .	-	119	-	-	-	222
Total . . . .. . . .	$56,264	$4,368	$1,107	$44,746	$12,606	$10,005

Note: Investment income and other operating expenses are reported separately by segment and not allocated.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Amounts in thousands)

					Percentage
		Ceded	Assumed		of Amount
	Gross	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2009
Life insurance in force . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$215,028	$12,034	$-	$202,994	0.00%

Premiums:
Life insurance and accident and health insurance . . . . . . . . . . . . .	7,247	48	-	7,199	0.00%
Property and casualty insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . .	59,213	6,818	-	52,395	0.00%

Total premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$66,460	$6,866	$-	$59,594	0.00%

For the year ended December 31, 2008
Life insurance in force . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$214,160	$10,115	$-	$204,045	0.00%

Premiums:
Life insurance and accident and health insurance . . . . . . . . . . . . .	7,003	47	-	6,956	0.00%
Property and casualty insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . .	55,866	6,558	-	49,308	0.00%

Total premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$62,869	$6,605	$-	$56,264	0.00%

For the year ended December 31, 2006

The National Security Group, Inc

Schedule V. Valuation and Qualifying Accounts
Years ended December 31, 2009 and 2008

	2009	2008
	(Dollars in thousands)

Balance, January 1	$59	$110
Additions	0	0
Deletions	59	51

Balance, December 31	$0	$59

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers

JACK E. BRUNSON (52) has served as a director since 1999 and as President of NSFC since 1997.  He also serves on the Boards of Directors of NSFC and Omega.  He joined the Company in 1982.  Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (51) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000.  He also holds the position of President of NSIC.  He joined the Company in 1983.  Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega.  Mr. Brunson is a member of the Alabama State Bar.

BRIAN R. MCLEOD (41) currently serves as Vice President of Finance & Operations, CFO and Treasurer of the Company.  From 1992-2002 he served as Controller.  He joined the Company in 1992.  Mr. McLeod is a Director of NSIC, NSFC, Omega and NATSCO.  Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama.  Mr. McLeod is a Certified Public Accountant.

The information contained in The National Security Group’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 2010 with respect to directors of the Company and Corporate Governance, is incorporated herein by reference in response to this item.

The information contained in The National Security Group’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 2010 with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained in The National Security Group’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 2010 with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information contained in The National Security Group’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 2010, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in The National Security Group’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 2010, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to this item.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information contained in The National Security Group’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 2010, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained in The National Security Group’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 12, 2010, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operation – Years ended December 31, 2009 and 2008

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows – Years ended December 31, 2009 and 2008

Consolidated Notes to the Financial Statements

2.	Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.

Schedule I	Summary of Investments Other Than Investments in Related Parties
Schedule II	Condensed Financial Information of Registrant
Schedule III	Supplementary Insurance Information (Consolidated)
Schedule IV	Reinsurance (Consolidated)
Schedule V	Valuation and Qualifying Accounts

3.	Exhibits filed as part of this Form 10-K:

11.	Computation of Earnings Per Share Filed Herewith, See Note 1 to Consolidated Financial
             Statements.

14.    Code of Ethics, see additional information in Part 1, Item 1 of this report.

21.	Subsidiaries of the registrant.

31.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	During the last fiscal quarter of the period covered by this Report, the Company filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Description

November 13, 2009	November 13, 2009	Press release announcing financial results for period ended September 30, 2009.
October 16, 2009	October 19, 2009	Press release announcing quarterly dividend.

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

Date: March 26, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 26, 2010.

SIGNATURE
/s/ Winfield Baird	/s/ Mickey L. Murdock
/s/ Fleming Brooks	/s/ Donald Pittman
/s/ Jack E. Brunson	/s/ Paul C. Wesch
/s/ William L. Brunson, Jr.	/s/ L. Brunson White
/s/ Fred D. Clark, Jr.	/s/ Walter P. Wilkerson
/s/ Frank B. O’Neil