Form 10-Q
period 2010-03-31
NATIONAL SECURITY GROUP INC
filed 2010-05-14
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2010
      or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Act).  (Check One) :    Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of May 14, 2010, there were 2,466,600 shares, $1.00 par value, of the registrant’s common stock outstanding.

THE NATIONAL SECURITY GROUP, INC

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
ASSETS	2010	2009
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2010 - $5,941;
2009 - $6,080)	$5,777	$5,942
Fixed maturities available-for-sale, at estimated fair value (cost: 2010 - $73,978;
2009 - $69,796)	74,858	70,269
Equity securities available-for-sale, at estimated fair value (cost: 2010 - $5,309
2009 - $5,851)	9,212	9,035
Trading securities	548	374
Receivable for securities	169	96
Mortgage loans on real estate, at cost	1,037	1,041
Investment real estate, at book value (accumulated depreciation: 2010 - $18; 2009 - $18)	4,871	4,815
Policy loans	1,023	1,018
Company owned life insurance	5,285	5,197
Other invested assets	3,900	3,933

Total Investments	106,680	101,720

Cash	2,062	4,686
Accrued investment income	862	802
Policy receivables and agents' balances	9,787	9,700
Reinsurance recoverable	671	784
Deferred policy acquisition costs	10,483	10,210
Property and equipment, net	2,480	2,537
Other assets	1,130	957

Total Assets	$134,155	$131,396

Back to index

The National Security Group, Inc.

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2009

Property and casualty benefit and loss reserves	$12,312	$12,646
Accident and health benefit and loss reserves	1,656	1,612
Life and annuity benefit and loss reserves	28,668	28,579
Unearned premiums	27,213	27,381
Policy and contract claims	535	535
Other policyholder funds	1,353	1,347
Long-term debt	12,372	12,372
Accrued income taxes	563	111
Deferred income tax liability	700	61
Other liabilities	5,348	5,584

Total Liabilities	90,720	90,228

Contingencies	-	-

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 3,000,000 authorized, 2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	3,008	2,265
Retained earnings	33,009	31,485

Total Shareholders' Equity	43,435	41,168

Total Liabilities and Shareholders' Equity	$134,155	$131,396

The Notes to Consolidated Financial Statements are an integral part of these statements.

Back to index

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months
	Ended March 31
	2010	2009

REVENUES
Net premiums earned	$15,038	$15,220
Net investment income	1,326	1,045
Net realized investment gains	669	1
Other income	299	141

Total Revenues	17,332	16,407

EXPENSES
Policyholder benefits paid or provided	8,473	7,727
Policy acquisition costs	2,748	3,092
General expenses	2,585	2,577
Taxes, licenses and fees	487	457
Interest expense	258	277
Total Expenses
	14,551	14,130

Income Before Income Taxes	2,781	2,277

INCOME TAX EXPENSE
Current	602	712
Deferred	285	84
	887	796

Net Income	1,894	1,481

EARNINGS PER COMMON SHARE	$0.77	$0.60

DIVIDENDS DECLARED PER SHARE	$0.150	$0.150

The Notes to Consolidated Financial Statements are an integral part of these statements.

Back to index

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

			Accumulated
			Other		Additional
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2009	$41,168	$31,485	$2,265	$2,467	$4,951

Comprehensive Income
Net income three months ended 3/31/2010	1,894	1,894
Other comprehensive income (net of tax)
Unrealized gain on securities, net of
reclassification adjustment of $442	749		749
Unrealized loss on interest rate swap	(6)		(6)

Total Comprehensive Income	2,637

Cash dividends	(370)	(370)

Balance at March 31, 2010 (Unaudited)	$43,435	$33,009	$3,008	$2,467	$4,951

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Back to index

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2010	2009

Cash Flows from Operating Activities
Net income	$1,894	$1,481
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Change in receivable for securities sold	(73)	513
Change in accrued investment income	(60)	(95)
Change in reinsurance recoverables	113	(247)
Change in deferred policy acquisition costs	(273)	(129)
Change in accrued income taxes	452	714
Change in deferred income taxes	285	84
Depreciation expense	74	141
Change in policy liabilities and claims	(458)	(2,058)
Other, net	(1,236)	1,810
Net cash provided by operating activities	718	2,214

Cash Flows from Investing Activities
Cost of investments acquired	(13,372)	(11,600)
Sale and maturity of investments	10,411	7,238
(Purchase) sale of property and equipment	(17)	(9)

Net cash provided by used in investing activities	(2,978)	(4,371)

Cash Flows from Financing Activities
Change in other policyholder funds	6	16
Change in notes payable	-	-
Dividends paid	(370)	(370)
Net cash used in financing activities	(364)	(354)

Net change in cash and cash equivalents	(2,624)	(2,511)

Cash and cash equivalents, beginning of period	4,686	3,027

Cash and cash equivalents, end of period	$2,062	$516

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Back to index

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and  NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega) .  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  All significant intercompany transactions and accounts have been eliminated.  The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which includes information and disclosures not presented herein.

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

Reclassifications
Certain 2009 amounts have been reclassified from the prior year financial statements to conform to the 2010 presentation.

Recently Issued Accounting Standards
Fair Value Measurements
Effective for interim and annual reporting periods beginning after December 15, 2009 or December 15, 2010, as specified, the FASB revised GAAP guidance related to fair value measurement to require additional disclosures and to clarify certain existing disclosure requirements. The guidance is intended to improve the disclosures and increase transparency in financial reporting. We adopted the revised guidance on January 1, 2010 except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for interim and annual reporting periods beginning on or after December 15, 2010; adoption had no effect on our results of operations or financial position.

Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance
Effective for interim and annual reporting periods beginning on or after December 15, 2009 for outstanding arrangements and effective otherwise for reporting periods beginning on or after June 15, 2009, the FASB issued guidance related to share-lending arrangements for an entity’s own shares executed in contemplation of a convertible debt offering or other financing. We adopted the guidance on January 1, 2010; adoption had no effect on our results of operations or financial position.

Consolidation of Variable Interest Entities
Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, the FASB revised guidance which changes how a reporting entity determines whether or not to consolidate its interest in an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights. The determination of whether a reporting entity is required to consolidate another entity will now be based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The revised guidance also requires the reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. We adopted the revised guidance on January 1, 2010; adoption had no effect on our results of operations or financial position.

Back to index

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

Transfers and Servicing-Accounting for Transfers of Financial Assets
Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, the FASB revised guidance that requires additional disclosure regarding transfers of financial assets, including securitization transactions, where entities have continuing exposure to risks related to the transferred financial assets. We adopted the revised guidance on January 1, 2010; adoption had no effect on our results of operations or financial position.

Investments—Disclosure Requirements; Other-than-temporary Impairments
Effective for interim and annual reporting periods ending on or after June 15, 2009, the FASB revised GAAP to require expanded disclosures related to investments in debt and equity securities. Guidance regarding other-than-temporary impairments was also revised. Previous investment guidance required that an impairment of a debt security be considered as other-than-temporary unless management could assert both the intent and the ability to hold the impaired security until recovery of value. The revised impairment guidance specifies that an impairment be considered as other-than-temporary unless an entity can assert that it has no intent to sell the security and that it is not more likely than not that the entity will be required to sell the security before recovery of its anticipated amortized cost basis.

The new guidance also establishes the concept of credit loss. Credit loss is defined as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The new guidance states that “in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income. Transition provisions require a cumulative effect adjustment to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income “if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis”. We adopted the revised guidance as of the beginning of the quarter ended June 30, 2009. We have no non-credit losses.

NOTE 2 – REINSURANCE

In the normal course of business, NSFC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.  NSFC maintains a catastrophe reinsurance agreement to cover losses from catastrophic events, primarily hurricanes.

Back to index

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

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

Layers 1-4 cover events occurring from January1-December 31 of the contract year.  All significant reinsurers under the program carry A.M. Best ratings of A- (Excellent) or higher.

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

NOTE 3 – CALCULATION OF EARNINGS PER SHARE

Earnings per share were based on net income divided by the weighted average common shares outstanding.  The weighted average number of shares outstanding for the period ending March 31, 2010 and 2009 were 2,466,600.

NOTE 4 – CHANGES IN SHAREHOLDER'S EQUITY

During the three months ended March 31, 2010 and 2009, there were no changes in shareholders' equity except for net income of $1,894,000 and $1,481,000, respectively; dividends paid of $370,000 in 2010 and 2009; changes in accumulated other comprehensive income (loss), net of applicable taxes of $743,000 and $(714,000), respectively.  Other comprehensive income consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

Back to index

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

NOTE 5 – INVESTMENTS

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands)
	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$24,645	$1,795	$289	$26,151
Mortgage backed securities	7,329	297	35	7,591
Private label mortgage backed securities	14,766	141	1,252	13,655
Obligations of states and political subdivisions	14,365	215	273	14,307
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	12,873	337	56	13,154
Total fixed maturities	73,978	2,785	1,905	74,858
Equity securities	5,309	4,421	518	9,212

Total	$79,287	$7,206	$2,423	$84,070

Held-to-maturity securities:
Corporate debt securities	$-	$-	$-	$-
Mortgage backed securities	3,050	129	27	3,152
Private label mortgage backed securities	174	4	-	178
Obligations of states and political subdivisions	2,139	52	13	2,178
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	414	19	-	433

Total	$5,777	$204	$40	$5,941

Back to index

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

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

The amortized cost and aggregate fair value of debt securities at March 31, 2010, by contractual maturity, are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$1,664	$1,677
Due after one year through five years	11,219	12,413
Due after five years through ten years	28,371	29,223
Due after ten years	32,724	31,545

Total	$73,978	$74,858

Held-to-maturity securities:
Due in one year or less	$302	$307
Due after one year through five years	801	825
Due after five years through ten years	1,871	1,946
Due after ten years	2,803	2,863

Total	$5,777	$5,941

Back to index

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

A summary of securities available-for-sale with unrealized losses as of March 31, 2010 and December 31, 2009 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				March 31, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$2,190	$26	$2,768	$263	$4,958	$289	12
Mortgage backed securities	1,406	35	-	-	1,406	35	6
Private label mortgage backed
securities	4,402	406	4,441	846	8,843	1,252	17
Obligations of state and
political subdivisions	4,890	155	2,384	118	7,274	273	20
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	5,233	56	-	-	5,233	56	11
Equity securities	432	2	1,524	516	1,956	518	7
	$18,553	$680	$11,117	$1,743	$29,670	$2,423	73

	(Dollars in thousands)				December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$1,856	$21	$6,772	$498	$8,628	$519	23
Mortgage backed securities	1,443	156	71	9	1,514	165	6
Private label mortgage backed
securities	2,660	72	4,651	738	7,311	810	15
Obligations of state and
political subdivisions	5,889	199	991	137	6,880	336	21
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3,708	80	-	-	3,708	80	11
Equity securities	78	13	2,283	793	2,361	806	13
	$15,634	$541	$14,768	$2,175	$30,402	$2,716	89

A summary of securities held-to-maturity with unrealized losses as of March 31, 2010 and December 31, 2009 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				March 31, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$-	$-	$-	$-	-
Mortgage backed securities	-	-	303	27	303	27	1
Private label mortgage backed
Securities	-	-	-	-	-	-	-
Obligations of state and
political subdivisions	155	11	352	2	507	13	2
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	-	-	-	-	-
Equity securities	-	-	-	-	-	-	-
	$155	$11	$655	$29	$810	$40	3

Back to index

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

Management has evaluated each security in a significant unrealized loss position.  For the quarter ended March 31, 2010, the Company realized no additional other-than-temporary impairments.  For year ended December 31, 2009, the Company realized $443,000 in other-than-temporary impairments.  The single largest accumulated loss at March 31, 2010 was in the bond portfolio and totaled $371,000.  The second largest loss position was in the equity portfolio and totaled $320,000.  The third largest loss position was in the bond portfolio and totaled $213,000.  Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized.  The Company has no material exposure to sub-prime mortgage loans and less than 2% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were temporary impairments.

Back to index

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)

	March 31 ,2010	December 31, 2009

	(unaudited)
Net change in unrealized appreciation on available-
for-sale securities before deferred tax	$1,126	$5,304
Deferred income tax	(377)	(1,784)

Net change in unrealized appreciation on available-
for-sale securities	$749	$3,520

The increase in unrealized appreciation is directly attributable to recoveries in the market values of available-for-sale debt securities.

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company incurred $-0- in interest and penalties as of both March 31, 2010 and December 31, 2009. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2006. The Internal Revenue Service completed an examination during 2008 of the Company’s 2005 Federal Income Tax Return.  No material adjustments were made as a result of this examination.  No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.  Tax returns have been filed through the year 2008 with extensions filed for 2009.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.   The Company recognized net deferred tax liability positions of $700,000 at March 31, 2010 and $61,000 at December 31, 2009.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:
 (in thousands)

	March 31,	December 31,
	2010	2009
General insurance expenses	$1,080	$1,135
Unearned premiums	1,849	1,814
Claims liabilities	288	298
Other than temporary impairments on securities owned	482	501
Deferred tax assets	$3,699	$3,748

Depreciation	$(122)	$(126)
Deferred policy acquisition costs	(2,531)	(2,291)
Unrealized gains on securities available-for-sale	(1,746)	(1,392)
Deferred tax liabilities	$(4,399)	$(3,809)

Net deferred tax liability	$(700)	$(61)

Back to index

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The appropriate income tax effects of changes in temporary differences are as follows:
(in thousands)

	Quarter ended March 31,
	2010	2009

Deferred policy acquisition costs	$240	$(3)
Other-than-temporary-impairments	19	-
Unearned premiums	(35)	58
General insurance expenses	55	5
Depreciation	(4)	(17)
Claim liabilities	10	41

	$285	$84

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes.  The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Quarter ended March 31,
	2010	2009

Federal income tax rate applied to pre-tax income	$946	$774
Dividends received deduction and tax-exempt interest	(55)	(63)
Company owned life insurance	(30)	192
Small life deduction	(97)	46
Other, net	123	(153)

Federal income tax expense	$887	$796

Back to index

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

NOTE 7 –LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2010 and December 31, 2009:
( in thousands)

	2010	2009
Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$12,372	$12,372

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

The swaps entered into in 2007 and 2009 have fair values of $250,000 (liability) and $150,000 (asset), respectively, for a net liability of $100,000 at March 31, 2010 ($60,000 at December 31, 2009).  The net swap liability is reported as a component of other liabilities on the consolidated balance sheets. A net valuation loss of $6,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation gain of $256,000 was included in accumulated other comprehensive income related to the swap at December 31, 2009.

Back to index

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has posted collateral of $469,000.  Please see Note 9 for additional information about the interest rate swaps.

In December of 2009, the Company obtained an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  The line of credit matures December 25, 2010.  No funds were drawn on this line at March 31, 2010 and December 31, 2009.

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

The Company has been sued in a putative class action in the State of Alabama. The Plaintiff alleges entitlement to, but did not receive, payment for general contractor overhead and profit (“GCOP”) in the proceeds received from the Company concerning the repair of the Plaintiff’s home. Plaintiff alleges that said failure to include GCOP is a material breach by the Company of the terms of its contract of insurance with Plaintiff and seeks monetary damages in the form of contractual damages. A class certification hearing was held on March 1, 2010 with the trial court taking the Plaintiff’s motion for class certification under advisement. On May 10, 2010, the trial court issued its ruling granting Plaintiff’s motion to certify the class. The Company plans to immediately appeal the trial court’s ruling in this matter. The Company denies Plaintiff’s allegations and intends to vigorously defend this lawsuit.

Back to index

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

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

NOTE 9 – FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

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

The Company categorizes assets and liabilities carried at their fair value based upon a fair value hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

Back to index

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale	$74,858	$12,655	$61,615	$588
Short-term investments	-	-	-	-
Trading securities	548	548	-	-
Equity securities available-for-sale	9,212	8,543	-	669

Total Financial Assets	$84,618	$21,746	$61,615	$1,257

Financial Liabilities
Interest rate swap	$100	$-	$-	$100

Total Financial Liabilities	$100	$-	$-	$100

Back to index

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

	For the three-months ended March 31, 2010
	Fixed Maturities Available-for-Sale	Equity Securities Available-for-Sale	Interest Rate Swap
(In Thousands)

Beginning balance	$577	$662	$(60)
Total gains or losses (realized and
unrealized):
Included in earnings	-	-	-
Included in other comprehensive income	11	7	(40)
Purchases, sales, issuances and settlements,
Net	-	-	-
Transfers in/(out) of Level 3	-	-	-
Ending balance	$588	$669	$(100)
The amount of total gains or losses for the
period included in earnings attributable to the
change in unrealized gains or losses relating
to assets and liabilities still held as of
March 31, 2010	$-	$-	$-

For the quarter ended March 31, 2010, there were no assets or liabilities measured at fair values on a nonrecurring basis.

The Company is exposed to certain risks in the normal course of its business operations.  The primary risk that is managed through the use of derivatives is interest rate risk on floating rate borrowings.  This risk is managed through the use of interest rate swaps which are designated as cash flow hedges.  For cash flow hedges, the effective portion of the gain or loss on the interest rate swap is included as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings.  The Company does not hold or issue derivatives that are not designated as hedging instruments.  Please see Note 7 for additional information about the interest rate swaps.

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

Back to index

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

The carrying amount and estimate fair value of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	In Thousands of Dollars
	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets and related instruments
Mortgage loans	$1,037	$1,037	$1,041	$1,041
Policy loans	1,023	1,023	1,018	1,018
Company owned life insurance	5,285	5,197	5,197	5,197
Other invested assets	3,900	3,933	3,933	3,933

Liabilities and related instruments
Other policyholder funds	1,353	1,353	1,347	1,347
Long-term debt	12,372	12,372	12,372	12,372

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

Back to index

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

The following table presents the Company’s gross premiums written and earned for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
	2010	2009
Gross premiums written:
Life, accident and health operations:
Traditional life insurance	$1,315	$1,348
Accident and health insurance	491	431
Total life, accident and health	1,806	1,779

Property and Casualty operations:
Dwelling fire & extended coverage	6,591	6,662
Homeowners (Including mobile homeowners)	6,401	6,503
Ocean marine	100	111
Other liability	326	315
Private passenger auto liability	1,187	206
Commercial auto liability	133	129
Auto physical damage	470	122
Reinsurance premium ceded	(1,528)	(1,528)
Total property and casualty	13,680	12,520

Total premiums written	$15,486	$14,299

Gross premiums earned:
Life, accident and health operations:
Traditional life insurance	$1,364	$1,397
Accident and health insurance	498	444
Total life, accident and health	1,862	1,841

Property and Casualty operations:
Dwelling fire & extended coverage	6,382	7,028
Homeowners (Including mobile homeowners)	6,594	6,841
Ocean marine	320	294
Other liability	310	355
Private passenger auto liability	675	144
Commercial auto liability	132	158
Auto physical damage	302	91
Reinsurance premium ceded	(1,539)	(1,532)
Total property and casualty	13,176	13,379

Total premiums earned	$15,038	$15,220

Back to index

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of March 31, 2010, and the related condensed consolidated statements of income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009.   These condensed consolidated financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett Kimbrough & Marino, LLC

Birmingham, Alabama
May 14, 2010

Back to index

Item 2.
MANAGEMENTS’ DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of March 31, 2010, compared with December 31, 2009 and its results of operations and cash flows for the quarter ending March 31, 2010, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Cautionary Statement Regarding Forward-Looking Statements” contained on Page 4 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission.

The reader is assumed to have access to the Company’s 2009 Annual Report.  This discussion should be read in conjunction with the Annual Report and with consolidated financial statements on pages 3 through 23of this form 10-Q.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The company operates in eleven states with over 46% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment accounting for 87.6% of total insurance premium revenue during the first three months of 2010.  Revenue generated from the life segment accounted for 12.4% of total insurance premium revenue.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947 and is the oldest subsidiary of the Company.  The premium revenue produced in NSIC from the traditional life products and the accident and health products accounted for 9.1% and 3.3%, respectively, of total premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina and Texas.

Omega One Insurance Company (Omega) is a property and casualty insurance company incorporated in 1992.  Omega is a wholly owned subsidiary of National Security Fire and Casualty Company (NSFC) and is the smallest of the insurance subsidiaries accounting for approximately 8% of premium revenue.  Omega is licensed and underwrites property and casualty insurance in the states of Alabama and Louisiana.  There is no material product differentiation between those products underwritten by NSFC and Omega as both primarily underwrite personal lines of insurance.  Due to the small amount of premium revenue produced by Omega and the fact that Omega is a wholly owned subsidiary of NSFC underwriting similar lines of business, all references to NSFC in the remainder of this management discussion and analysis will include the insurance operations of both NSFC and Omega and composes the property and casualty (P&C) segment.

National Security Fire and Casualty Company (NSFC) is a property and casualty insurance company and is the largest of the insurance subsidiaries accounting for over 80% of total premium revenue of the Company.  NSFC operates primarily in the personal lines segment of the property and casualty insurance market.  NSFC has been in operation since 1959.  NSFC is licensed and underwrites property and casualty insurance in the states of Alabama, Florida, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee.  NSFC is licensed, but does not currently underwrite any business, in the states of Kentucky and West Virginia.  NSFC also underwrites insurance on a non-admitted or surplus lines basis in the states of Louisiana, Missouri and Texas.

Back to index

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

All of our insurance companies have been assigned ratings by A.M. Best.  The property and casualty group has been assigned a group rating of “B++” (Good) with a negative outlook.  In addition, A.M. Best has assigned an issuer credit rating of “bbb” with a negative outlook.  NSFC, the largest of the insurance subsidiaries, carries the same A.M. Best ratings as the group.  Omega carries an A.M. Best rating of “B+” (Good) with a stable outlook and an issuer credit rating of “bbb-” with a stable outlook.  The life insurance subsidiary, NSIC, has been assigned a rating of “B” (Fair) with a stable outlook and an issuer credit ration of “bb+” with a stable outlook.  All ratings are reviewed at least annually by A.M. Best with the latest ratings effective date of April 16, 2010.

The two primary segments in which we report insurance operations are the personal lines property and casualty segment (NSFC) and the life, accident and health insurance segment (NSIC).  Our income is principally derived from earned premiums received less claims paid, sales commissions to agents, costs of underwriting and insurance taxes and fees.  We also derive income from investments which includes interest and dividend income and gains and losses on investment holdings.

CONSOLIDATED RESULTS OF OPERATIONS

Summary:

The Company ended the first quarter of 2010 with net income of $1,894,000 compared to $1,481,000 for the same period last year.  The increases in investment income and realized investment gains, in addition to the decreases in general expenses, were the primary factors contributing to the improved results compared to the first quarter of 2009.

Premium revenue:

Premium revenue totaled $15,038,000 as of March 2010 compared to $15,220,000 as of March 2009; a decrease of $182,000 or 1.2%. We continue to limit new business production in our dwelling lines of business  in areas with high concentrations of coastal exposure along the Alabama, Mississippi and Louisiana coast.  These efforts have reduced the rate of new business production which has led to a short term stagnation in revenue growth.  To offset these reductions, we are increasing marketing efforts in areas with less concentration of risk and are diversifying risk by increasing auto production.  However, because some of these areas are less established markets for us we expect only moderate (low single digit) percentage increases in year over year revenue for the full year 2010.

Back to index

The table below provides earned premium revenue by segment for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,		Percent
	2010	2009	increase (decrease)

Life, accident and health operations:
Traditional life insurance	$1,364,000	$1,397,000	(2.36	) %
Accident and health insurance	498,000	444,000	12.16%
Total life, accident and health	1,862,000	1,841,000	1.14%

Property and Casualty operations:
Dwelling fire & extended coverage	6,382,000	7,028,000	(9.19	) %
Homeowners (Including mobile homeowners)	6,594,000	6,841,000	(3.61	) %
Ocean marine	320,000	294,000	8.84%
Other liability	310,000	355,000	(12.68	) %
Private passenger auto liability	675,000	144,000	368.75%
Commercial auto liability	132,000	158,000	(16.46	) %
Auto physical damage	302,000	91,000	231.87%
Reinsurance premium ceded	(1,539,000)	(1,532,000)	0.46%
Total property and casualty	13,176,000	13,379,000	(1.52	) %

Total earned premium revenue	$15,038,000	$15,220,000	(1.20	) %

Investment income:

Investment income increased $281,000 to $1,326,000 as of March 2010 from $1,045,000 in March 2009.  The increase in investment income was primarily driven by an increase in fixed income investments held during the first quarter of 2010 compared to the same period last year.

Realized investment gains and losses:

For the first quarter of 2010 realized investment gains totaled $669,000 compared to $1,000 for the same period last year.  Investment gains realized on the sale of other bonds and common stock totaled $341,000 in the P&C segment and $328,000 in the life segment.  There were no sales during the first quarter of 2009 to produce any significant realized gains.

Other income:

Other income was $299,000 as of March 2010 compared to $141,000 for the same period last year; an increase of 112%.  Other income is primarily composed of billing, payment and policy fees associated with the residential property and automobile policies issued in the P&C segment.  Our automobile program was expanded into Louisiana late in the first quarter of 2009.  The expansion created an increase in volume in our automobile program and was the primary reason for the increase in other income during 2010.  In addition, $40,000 charged off as bad debt in prior years was recovered during the first quarter of 2010 and accounted for approximately 25% of the increase in other income from the prior year.

Policyholder benefits:

Policyholder benefits for the quarter ending March 31, 2010 totaled $8,473,000; up $746,000 from the same period last year.  Losses incurred in the P&C segment from the homeowners and automobile programs was the primary reason for the increase compared to the prior year.  The Company was not affected during 2010 by any losses from storms classified as catastrophes.  In contrast, during the first quarter of 2009, the property and casualty segment was impacted by two catastrophe related wind and tornado events which added an additional $546,000 to incurred losses.  Without the impact of the catastrophe wind losses in 2009, incurred losses were up over $1,200,000.  Fire related incurred losses were the primary contributor to the increase in policyholder benefits in the first quarter of 2010.  The P&C segment was impacted by current year fire losses totaling of $3,700,000 compared to fire losses incurred during the first quarter of 2009 which totaled just over $2,700,000.

Back to index

While the Company did not incur any losses from catastrophe related events during the first quarter of 2010 ($546,000 during the first quarter of 2009), the P&C segment did experience a moderate increase in fire related total loss claims compared to the first quarter of 2009.

Policy acquisition cost:

For the three months ended March 31, 2010, policy acquisition costs were $2,748,000 compared to $3,092,000 for the same period last year.  Reduced accruals for contingent commission payments to property and casualty segment agents was the primary contributor to the reduction in policy acquisition costs.

General Expenses:

General expenses as of March 2010 were up $8,000 totaling $2,585,000 compared to $2,577,000 as of March 2009.  The Company continues to conduct comprehensive, critical reviews of all general expense items to ensure costs are minimized.  Although this remains an ongoing review area, several cost saving measures were implemented over the last twelve months leading to large reductions in general expenses.  One of the more significant areas of cost savings was postage expense.  We have made concerted efforts to increase utilization of our website for agent communications which led to over a 30% reduction in postage costs.

Taxes, licenses and fees:

Taxes, licenses and fees remained comparable to the prior year ending March 2010 at $487,000 compared to $457,000 for the same period last year.

Income taxes:

For the three months ended March 31, 2010, income tax expense was $887,000 compared to $796,000 for the same period last year.  Income tax expense was composed of current taxes totaling $602,000 and $712,000 for 2010 and 2009, respectively, while deferred tax expense totaled $285,000 and $84,000, respectively, for the same time periods.  The effective tax rate as of March 2010 was 31.89% compared to 34.96% as of March 2009.  The primary contributors to the decrease in effective tax rate was an increase in tax exempt interest income and higher profit contributions from the life segment increasing benefits associated with the small life deduction.

Liquidity and capital resources:

The Company ended the first quarter of 2010 with aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $43,435,000 up $2,267,000 compared to December 31, 2009.  The increase consisted of net income totaling $1,894,000, unrealized gains of $749,000 and an unrealized loss of $6,000 related to an interest rate swap.  Cash dividends paid totaled $370,000 for the period.  The primary reasons for the increase in retained earnings were the improved operating results which led to higher net income as well as the improvement in our investment portfolio leading to unrealized capital gains on securities as opposed to the unrealized losses experienced over the past year.

The Company has $12,372,000 in debt outstanding consisting of long-term debt from the proceeds of two separate trust preferred securities issuances, the latest of which totaled $3,000,000 and was completed in June 2007.  The Company currently does not anticipate any new borrowings.

The Company had $2,062,000 in cash and cash equivalents at March 31, 2010 compared to $516,000 at March 31, 2009.  Net cash provided by operating activities totaled $718,000 and $2,214,000 in the first quarter of 2010 and 2009, respectively.  The decrease in cash flow from operations was due to the decrease in receivable for securities sold as well as the first installment of the non-qualified director’s deferred compensation plan totaling $258,000.  In addition, the P&C segment settled balances under a prior year catastrophe reinsurance agreement totaling $609,000.  Finally the life segment paid accrued vacation related to the retirement of an officer totaling over $80,000.

Back to index

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk.  Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position.  Investment decisions are made by management and reviewed by the Board of Directors.  Market risk represents the potential for loss due to adverse changes in fair value of securities.  The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk.  The primary risk related to the Company’s equity portfolio is equity price risk.  The Company has not incurred material losses in its investment portfolio in the first three months of 2010 related to interest rate changes, defaults on certain securities and changes in value of equity investments.  These changes are discussed in detail under Item 2 of this Form 10-Q.  For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2009.

For further information regarding market risk, reference is made to the Company’s Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to index

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Note 8 to the financial statements.

Item 1A.Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the
Company’s annual report for 2009 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 5. Other Information
None

Item 6. Exhibits

a. Exhibits

31.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended March 31, 2010

Date of Report	Date Filed	Description

January 22, 2010	January 25, 2010	Press release, dated January 25, 2010, issued by The National Security Group, Inc.

January 22, 2010	January 25, 2010	Item 5.02 Departure of Director notification issued by The National Security Group, Inc.

February 26, 2010	February 26, 2010	Press release, dated February 26, 2010, issued by The National Security Group, Inc.

Back to index

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

Dated: May 14, 2010

Back to index