Form 10-Q
period 2010-06-30
NATIONAL SECURITY GROUP INC
filed 2010-08-13
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Act).  (Check One) :    Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑

As of August 13, 2010, there were 2,466,600 shares, $1.00 par value, of the registrant’s common stock outstanding.

THE NATIONAL SECURITY GROUP, INC

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	June 30,	December 31,
ASSETS	2010	2009
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2010 - $5,902;
2009 - $6,080)	$5,674	$5,942
Fixed maturities available-for-sale, at estimated fair value (cost: 2010 - $73,853;
2009 - $69,796)	75,414	70,269
Equity securities available-for-sale, at estimated fair value (cost: 2010 - $5,371
2009 - $5,851)	8,102	9,035
Trading securities	574	374
Receivable for securities	-	96
Mortgage loans on real estate, at cost	1,033	1,041
Investment real estate, at book value (accumulated depreciation: 2010 - $18; 2009 - $18)	4,955	4,815
Policy loans	1,056	1,018
Company owned life insurance	5,302	5,197
Other invested assets	3,868	3,933

Total Investments	105,978	101,720

Cash	2,698	4,686
Accrued investment income	854	802
Policy receivables and agents' balances	11,751	9,700
Reinsurance recoverable	753	784
Deferred policy acquisition costs	10,724	10,210
Property and equipment, net	2,444	2,537
Other assets	1,210	957

Total Assets	$136,412	$131,396

The National Security Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	(Dollars in thousands)
	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2009
	(unaudited)
Property and casualty benefit and loss reserves	$12,849	$12,646
Accident and health benefit and loss reserves	1,706	1,612
Life and annuity benefit and loss reserves	28,784	28,579
Unearned premiums	28,842	27,381
Policy and contract claims	535	535
Other policyholder funds	1,331	1,347
Notes payable	400	-
Long-term debt	12,372	12,372
Accrued income taxes	49	111
Deferred income tax liability	658	61
Other liabilities	5,559	5,584

Total Liabilities	93,085	90,228

Contingencies

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 3,000,000 authorized, 2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	2,456	2,265
Retained earnings	33,453	31,485

Total Shareholders' Equity	43,327	41,168

Total Liabilities and Shareholders' Equity	$136,412	$131,396

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2010	2009	2010	2009

REVENUES
Net premiums earned	$15,903	$15,373	$30,941	$30,593
Net investment income	1,195	1,374	2,521	2,611
Net realized investment gains (losses)	689	(231)	1,358	(230)
Other Income	256	192	555	333

Total Revenues	18,043	16,708	35,375	33,307

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	11,061	11,314	19,534	19,106
Policy acquisition costs	2,970	3,175	5,718	6,267
General expenses	2,155	1,792	4,740	4,496
Taxes, licenses and fees	480	523	967	980
Interest expense	307	288	565	565
Total Expenses
	16,973	17,092	31,524	31,414

Income (Loss) Before Income Taxes	1,070	(384)	3,851	1,893

INCOME TAX (BENEFIT) EXPENSE
Current	(14)	(287)	588	425
Deferred	270	(189)	555	(105)
	256	(476)	1,143	320

Net Income	$814	$92	$2,708	$1,573

EARNINGS PER COMMON SHARE	$0.33	$0.04	$1.10	$0.64

DIVIDENDS DECLARED PER SHARE	$0.15	$0.15	$0.30	$0.30

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

			Accumulated
			Other		Additional
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2009	$41,168	$31,485	$2,265	$2,467	$4,951

Comprehensive Income
Net income six months ended 6/30/2010	2,708	2,708
Other comprehensive income (net of tax)
Unrealized gain on securities, net of
reclassification adjustment of $896	416		416
Unrealized loss on interest rate swap	(225)		(225)

Total Comprehensive Income	2,899

Cash dividends	(740)	(740)

Balance at June 30, 2010 (Unaudited)	$43,327	$33,453	$2,456	$2,467	$4,951

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months
	Ended June 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$2,708	$1,573
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Change in receivable for securities sold	96	-
Change in accrued investment income	(52)	(95)
Change in reinsurance recoverables	31	221
Change in deferred policy acquisition costs	(514)	(372)
Change in accrued income taxes	(62)	27
Change in deferred income taxes	(555)	105
Depreciation expense	194	292
Change in policy liabilities and claims	(88)	(1,410)
Other, net	(562)	1,347
Net cash provided by operating activities	1,196	1,688

Cash Flows from Investing Activities
Cost of investments acquired	(22,379)	(17,171)
Sale and maturity of investments	19,652	13,527
Purchase of property and equipment	(101)	(47)

Net cash used in investing activities	(2,828)	(3,691)

Cash Flows from Financing Activities
Change in other policyholder funds	(16)	(1)
Change in notes payable	400	-
Dividends paid	(740)	(740)
Net cash used in financing activities	(356)	(741)

Net change in cash and cash equivalents	(1,988)	(2,744)

Cash and cash equivalents, beginning of period	4,686	3,027

Cash and cash equivalents, end of period	$2,698	$283

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

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

NOTE 3 – CALCULATION OF EARNINGS PER SHARE

Earnings per share were based on net income divided by the weighted average common shares outstanding.  The weighted average number of shares outstanding for the three month and six month periods ending June 30, 2010 and 2009 were 2,466,600.

NOTE 4 – CHANGES IN SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2010 and 2009, there were no changes in shareholders' equity except for net income of $2,708,000 and $1,573,000, respectively; dividends paid of $740,000 in 2010 and 2009; changes in accumulated other comprehensive income, net of applicable taxes of $191,000 and $1,796,000, respectively.  Other comprehensive income consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

NOTE 5 – INVESTMENTS

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands)
	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$22,360	$1,621	$283	$23,698
Mortgage backed securities	7,092	350	14	7,428
Private label mortgage backed securities	15,060	182	1,002	14,240
Obligations of states and political subdivisions	16,064	440	246	16,258
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	13,277	513	-	13,790
Total fixed maturities	73,853	3,106	1,545	75,414
Equity securities	5,371	3,521	790	8,102

Total	$79,224	$6,627	$2,335	$83,516

Held-to-maturity securities:
Corporate debt securities	$-	$-	$-	$-
Mortgage backed securities	2,972	150	-	3,122
Private label mortgage backed securities	161	6	-	167
Obligations of states and political subdivisions	2,138	55	7	2,186
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	403	24	-	427

Total	$5,674	$235	$7	$5,902

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

The amortized cost and aggregate fair value of debt securities at June 30, 2010, by contractual maturity, are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$1,635	$1,642
Due after one year through five years	10,613	11,600
Due after five years through ten years	29,723	31,051
Due after ten years	31,882	31,121

Total	$73,853	$75,414

Held-to-maturity securities:
Due in one year or less	$803	$816
Due after one year through five years	300	310
Due after five years through ten years	1,833	1,928
Due after ten years	2,738	2,848

Total	$5,674	$5,902

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

A summary of securities available-for-sale with unrealized losses as of June 30, 2010 and December 31, 2009 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				June 30, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$1,858	$115	$2,341	$168	$4,199	$283	10
Mortgage backed securities	406	3	302	11	708	14	4
Private label mortgage backed
securities	1,943	227	4,195	775	6,138	1,002	12
Obligations of state and
political subdivisions	3,493	137	2,559	109	6,052	246	18
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	-	-	-	-	-
Equity securities	1,446	662	808	128	2,254	790	13
	$9,146	$1,144	$10,205	$1,191	$19,351	$2,335	57

	(Dollars in thousands)				December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$1,856	$21	$6,772	$498	$8,628	$519	23
Mortgage backed securities	1,443	156	71	9	1,514	165	6
Private label mortgage backed
securities	2,660	72	4,651	738	7,311	810	15
Obligations of state and
political subdivisions	5,889	199	991	137	6,880	336	21
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3,708	80	-	-	3,708	80	11
Equity securities	78	13	2,283	793	2,361	806	13
	$15,634	$541	$14,768	$2,175	$30,402	$2,716	89

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

A summary of securities held-to-maturity with unrealized losses as of June 30, 2010 and December 31, 2009 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				June 30, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$-	$-	$-	$-	-
Mortgage backed securities	-	-	-	-	-	-	-
Private label mortgage backed
securities	-	-	-	-	-	-	-
Obligations of state and
political subdivisions	161	7	-	-	161	7	1
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	-	-	-	-	-
Equity securities	-	-	-	-	-	-	-
	$161	$7	$-	$-	$161	$7	1

	(Dollars in thousands)				December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$-	$-	$-	$-	$-	$-	-
Mortgage backed securities	-	-	333	25	333	25	2
Private label mortgage backed
securities	-	-	-	-	-	-	-
Obligations of state and
political subdivisions	160	4	351	4	511	8	2
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	-	-	-	-	-

	$160	$4	$684	$29	$844	$33	4

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

Management has evaluated each security in a significant unrealized loss position.  For the quarter ended June 30, 2010, the Company realized no additional other-than-temporary impairments.  For year ended December 31, 2009, the Company realized $443,000 in other-than-temporary impairments.  The single largest accumulated loss at June 30, 2010 was in the bond portfolio and totaled $359,000.  The second largest loss position was in the bond portfolio and totaled $189,000.  The third largest loss position was in the bond portfolio and totaled $157,000.  Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized.  The Company has no material exposure to sub-prime mortgage loans and just over 2% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were temporary impairments.

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)

	June 30 ,2010	December 31, 2009
	(unaudited)
Net change in unrealized appreciation on available-
for-sale securities before deferred tax	$543	$5,304
Deferred income tax	(127)	(1,784)

Net change in unrealized appreciation on available-
for-sale securities	$416	$3,520

The increase in unrealized appreciation is directly attributable to recoveries in the market values of available-for-sale debt securities.

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company incurred $-0- in interest and penalties as of both June 30, 2010 and December 31, 2009. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2006. The Internal Revenue Service completed an examination during 2008 of the Company’s 2005 Federal Income Tax Return.  No material adjustments were made as a result of this examination.  No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.  Tax returns have been filed through the year 2008 with extensions filed for 2009.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.   The Company recognized net deferred tax liability positions of $658,000 at June 30, 2010 and $61,000 at December 31, 2009.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2010	2009
General expenses	$978	$1,135
Unearned premiums	1,958	1,814
Claims liabilities	301	298
Other than temporary impairments on securities owned	417	501
Deferred tax assets	$3,654	$3,748

Depreciation	$(118)	$(126)
Deferred policy acquisition costs	(2,760)	(2,291)
Unrealized gains on securities available-for-sale	(1,434)	(1,392)
Deferred tax liabilities	$(4,312)	$(3,809)

Net deferred tax liability	$(658)	$(61)
 (in thousands)

The appropriate income tax effects of changes in temporary differences are as follows:
(in thousands)

	Six months ended June 30,
	2010	2009

Deferred policy acquisition costs	$157	$88
Other-than-temporary-impairments	(144)	(75)
Unearned premiums	(3)	(73)
General insurance expenses	84	(18)
Depreciation	(8)	29
Claim liabilities	469	(56)

	$555	$(105)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes.  The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Six months ended June 30,
	2010	2009

Federal income tax rate applied to pre-tax income	$1,309	$644
Dividends received deduction and tax-exempt interest	(89)	(107)
Company owned life insurance	(36)	(77)
Small life deduction	3	(164)
Other, net	(44)	24

Federal income tax expense	$1,143	$320

NOTE 7 –NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consisted of the following as of June 30, 2010 and December 31, 2009:
( in thousands)

	2010	2009
Line of credit with fixed interest rate of 5.0%. Interest payments due quarterly. Unsecured.	$400	$-

Long-term debt consisted of the following as of June 30, 2010 and December 31, 2009:
( in thousands)

	2010	2009
Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$12,372	$12,372

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

On May 26, 2010, the Company entered into a forward swap with a notional amount of $9,000,000 effective December 15, 2015, which will hedge against changes in cash flows following the termination of the fixed rate period.  Quarterly, commencing March 16, 2016 under the terms of the forward swap, the Company will pay interest at a fixed rate of 8.49% until March 15, 2020.

The swaps entered into in 2007, 2009 and 2010 have fair values of $242,000 (liability) and $47,000 (liability) and $141,000 (liability), respectively, for a net liability of $430,000 at June 30, 2010 ($60,000 at December 31, 2009).  The net swap liability is reported as a component of other liabilities on the consolidated balance sheets. A net valuation loss of $225,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation gain of $256,000 was included in accumulated other comprehensive income related to the swap at December 31, 2009.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has posted collateral of $762,000.  See Note 9 for additional information about the interest rate swaps.

In December of 2009, the Company obtained an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  The line of credit matures December 25, 2010.  The Company had drawn $400,000 on this line at June 30, 2010 while no funds were drawn at December 31, 2009.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

Marketable debt instruments in this category generally include asset-backed securities and certain of our floating-
rate notes, corporate bonds, and municipal bonds.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale	$75,414	$13,000	$61,826	$630
Short-term investments	-	-	-	-
Trading securities	574	574	-	-
Equity securities available-for-sale	8,102	7,478	-	624

Total Financial Assets	$84,090	$21,052	$61,826	$1,254

Financial Liabilities
Interest rate swap agreements	$430	$-	$-	$430

Total Financial Liabilities	$430	$-	$-	$430

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

	For the six-months ended June 30, 2010
	Fixed Maturities Available-for-Sale	Equity Securities Available-for-Sale	Interest Rate Swaps
(In Thousands)

Beginning balance	$577	$662	$(60)
Total gains or losses (realized and
unrealized):
Included in earnings	-	-	-
Included in other comprehensive income	53	(38)	(370)
Purchases, sales, issuances and settlements,
net	-	-
Transfers in/(out) of Level 3	-	-	-
Ending balance	$630	$624	$(430)
The amount of total gains or losses for the
period included in earnings attributable to the
change in unrealized gains or losses relating
to assets and liabilities still held as of
June 30, 2010	$-	$-	$-

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

For the quarter ended June 30, 2010, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

Debt—the carrying amount is a reasonable estimate of fair value.

The carrying amount and estimate fair value of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are as follows:

	In Thousands of Dollars
	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets and related instruments
Mortgage loans	$1,033	$1,033	$1,041	$1,041
Policy loans	1,056	1,056	1,018	1,018
Company owned life insurance	5,302	5,302	5,197	5,197
Other invested assets	3,868	3,868	3,933	3,933

Liabilities and related instruments
Other policyholder funds	1,331	1,331	1,347	1,347
Notes payable	400	400	-	-
Long-term debt	12,372	12,372	12,372	12,372

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

The following table presents the Company’s gross premiums written and earned for the property and casualty segment and the life and accident and health segment for the six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross premiums written:
Life, accident and health operations:
Traditional life insurance	$1,295	$1,305	$2,610	$2,653
Accident and health insurance	486	466	977	897
Total life, accident and health	1,781	1,771	3,587	3,550

Property and Casuatly operations:
Dwelling fire & extended coverage	7,453	7,060	14,044	14,088
Homeowners (Including mobile homeowners)	7,735	7,553	14,136	14,394
Ocean Marine	456	328	556	622
Other liability	355	312	681	667
Private passenger auto liability	826	307	2,013	451
Commercial auto liability	120	115	253	274
Auto physical damage	331	181	801	272
Reinsurance premium ceded	(1,554)	(1,205)	(3,082)	(2,733)
Total property and casualty	15,722	14,651	29,402	28,035

Total premiums written	$17,503	$16,422	$32,989	$31,585

Gross premiums earned:
Life, accident and health operations:
Traditional life insurance	$1,315	$1,345	$2,679	$2,742
Accident and health insurance	474	467	972	911
Total life, accident and health	1,789	1,812	3,651	3,653

Property and Casuatly operations:
Dwelling fire & extended coverage	6,239	7,002	12,621	14,030
Homeowners (Including mobile homeowners)	7,270	6,557	13,864	13,398
Ocean Marine	312	323	632	617
Other liability	333	350	643	705
Private passenger auto liability	960	219	1,635	363
Commercial auto liability	121	176	253	334
Auto physical damage	405	111	707	202
Reinsurance premium ceded	(1,526)	(1,177)	(3,065)	(2,709)
Total property and casualty	14,114	13,561	27,290	26,940

Total premiums earned	$15,903	$15,373	$30,941	$30,593

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of June 30, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, shareholders equity for the six-month period ended June 30, 2010, and cash flows for the six-month period ended June 30, 2010 and 2009.  These condensed consolidated financial statements are the responsibility of the company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
August 13, 2010

Item 2.
MANAGEMENTS’ DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of June 30, 2010, compared with December 31, 2009 and its results of operations and cash flows for the three-month and six-month period ending June 30, 2010, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The reader is assumed to have access to the Company’s 2009 Annual Report.  This discussion should be read in conjunction with the Annual Report and with the consolidated financial statements on pages 3 through 24 of this form 10-Q.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The company operates in eleven states with over 46% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment accounting for 88.2% of total insurance premium revenue during the first six months of 2010.  Revenue generated from the life segment accounted for 11.8% of total insurance premium revenue.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947 and is the oldest subsidiary of the Company.  The premium revenue produced in NSIC from the traditional life products and the accident and health products accounted for 8.7% and 3.1%, respectively, of total consolidated premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina and Texas.

Omega One Insurance Company (Omega) is a property and casualty insurance company incorporated in 1992.  Omega is a wholly owned subsidiary of National Security Fire and Casualty Company (NSFC) and is the smallest of the insurance subsidiaries accounting for approximately 8.6% of consolidated premium revenue.  Omega is licensed and underwrites property and casualty insurance in the states of Alabama and Louisiana.  There is no material product differentiation between those products underwritten by NSFC and Omega as both primarily underwrite personal lines of insurance.

National Security Fire and Casualty Company (NSFC) is a property and casualty insurance company and is the largest of the insurance subsidiaries accounting for slightly less than 79.6% total consolidated premium revenue of the Company.  NSFC operates primarily in the personal lines segment of the property and casualty insurance market.  NSFC has been in operation since 1959.  NSFC is licensed and underwrites property and casualty insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee.  NSFC is licensed, but does not currently underwrite any business, in the states of Kentucky and West Virginia.  NSFC also underwrites insurance on a non-admitted or surplus lines basis in the states of Louisiana, Missouri and Texas.

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

The two primary segments in which we report insurance operations are the personal lines property and casualty segment (NSFC) and the life, accident and health insurance segment (NSIC).  Please note that due to the small amount of premium revenue produced by Omega and the fact that Omega is a wholly owned subsidiary of NSFC underwriting similar lines of business, all references to NSFC in the remainder of this management discussion and analysis will include the insurance operations of both NSFC and Omega.  Our income in principally derived from net underwriting profits and investment income.  Net underwriting profit  is principally derived from earned premiums received less claims paid, sales commissions to agents, costs of underwriting and insurance taxes and fees.  Investment income includes interest and dividend income and gains and losses on investment holdings.

CONSOLIDATED RESULTS OF OPERATIONS

Summary:

For the quarter ended June 30, 2010, the Company had net income of $814,000 compared to net income of $92,000 for the same period last year.  The most significant factor contributing to the improvement in the second quarter of 2010 was a $920,000 increase in realized investment gains.  In addition, net income was positively impacted by reductions in policyholder benefits paid or provided and policy acquisition costs totaling $253,000 and $205,000, respectively.

For the six-months ended June 30, 2010, the Company had net income of $2,708,000 compared to net income of $1,573,000 for the same period last year.  The year-to-date increase of $1,588,000 in net realized investment gains was the primary reason for the improvement in net income in 2010 compared to the same period in 2009.  The increase in year-to-date net income was partially offset by a $428,000 increase in policyholder benefits paid or provided.  Year-to-date incurred losses were up in the first half of 2010 in the life segment as well as in the automobile program in the P&C segment compared to the same period last year.

Three-months ended June 30, 2010 compared to three-months ended June 30, 2009:

Premium revenue:

Premium revenue increased $530,000 to $15,903,000 in the second quarter of 2010 compared to $15,373,000 for the same period last year.  The life segment experienced an overall decline of 1.3% for the second quarter of 2010 compared to the second quarter of 2009.  The primary contributing factor to the decline was a 2.2% decrease in premium revenue from traditional life insurance products.  The second quarter decrease was partially offset by a 1.5% increase in accident and health premium revenue compared to the same period last year.

The increase in P&C segment revenue for the quarter was primarily the result of increases in the homeowners and automobile lines of business  The homeowners program experienced a 10.9% increase in premium revenue compared to second quarter of 2009 while the automobile program showed over a 313.6% increase compared to the same time period.  During 2009 we began expanding our automobile program into Louisiana.  The program grew quickly in Louisiana and now contributes over 92% of total automobile premium revenue compared to 37% of total automobile premium revenue for the same period in 2009.

Investment income:

Investment income in the second quarter of 2010 was $1,195,000, a decline of $179,000 compared to the same period last year.  The decline in investment income was the result of reduced interest income generated in the P&C segment in the current quarter compared to the same period in the prior year with a decline in average yields on corporate bonds being the primary factor contributing to the reduction.

Realized investment gains and losses:

Net realized investment gains totaled $689,000 for the second quarter compared to net realized investment losses of $231,000 for the three months ended June 30, 2009.  Capital gains have been primarily generated from the sale of corporate bonds in the portfolio.  A combination of declining interest rates and tightening yield spreads on corporate bonds have contributed to significant price appreciation over the past year in the corporate bond portfolio and selective reductions in holdings have generated the increase in capital gains.

Other income:

For the three-months ended June 30, 2010, other income was $256,000 compared to $192,000 for the same period last year; an increase of $64,000.  The primary reason for the growth in other income was the increase in policy and payment fees related to the automobile program in the P&C segment.

Policyholder benefits and settlement expenses:

For the three-months ended June 30, 2010, the Company incurred policyholder benefits and settlement expenses totaling $11,061,000 compared to $11,314,000 for the same period last year; a decrease of 2.24%.  The primary reason for the decline for the three-month period was a reduction in incurred losses related to death benefits in the life segment and P&C segment decreases in the dwelling fire programs compared to the same period last year.  The P&C segment decreases were partially offset by incurred loss increases in the automobile program.

Policy acquisition cost:

For the three-month period ended June 30, 2010, policy acquisition cost was 18.7% of premium revenue compared to 20.6% for the same period last year.  The primary factor contributing to the reduction in policy acquisition cost was a reduction in the accrual for contingent commission payments to property and casualty segment agents in the current year compared to the same period last year.  The accrual reduction was due to a revision in estimates due to a modification in the contingent commission formula made in 2009.

General expenses:

General expenses for the three-months ended June 30, 2010, totaled $2,155,000 or 13.5% of premium revenue compared to $1,792,000 or 11.6% of premium revenue for the same period last year.  Litigation expense increased $116,000 at the holding company level compared to the same period last year and accounted for one-third of the overall increase for the second quarter.

Taxes, licenses and fees:

Taxes, licenses and fees totaled $480,000 for the quarter-ended June 30, 2010, compared to $523,000 for the quarter-ended June 30, 2009; a $43,000 decline.  As a percent of premiums earned, taxes, licenses and fees remained relatively unchanged at 3.0% for the second quarter of 2010 compared to 3.4% for the same period last year.

Interest expense:

Interest expense was $307,000 for the quarter ended June 30, 2010, compared to $288,000 for the same period last year.  An increase in the debt outstanding at the holding company level was the primary reason for the growth in interest expense for the three-months ended June 30, 2010, compared to the same period last year.

Income taxes:

For the three-month period ended June 30, 2010, income tax expense totaled $256,000 compared to an income tax benefit of $476,000 for the same period last year.  Income tax expense in the current year resulted in an effective tax rate of 23.93% compared to the statutory rate of 34%.  Significant items reducing taxable income in 2010 were tax free investment income of $126,000 (3.9%) and the change in value of company owned life insurance of $16,000 (0.52%).  An income tax benefit was recognized for the same period last year and was increased by the change in value of company owned life insurance of $419,000 (37.1%) and tax free investment income of $316,000 (11.6%).

Six-months ended June 30, 2010 compared to six-months ended June 30, 2009

Premium revenues:

For the six-months ended June 30, 2010, premiums earned were $30,941,000 compared to $30,593,000 for the same period last year; an increase of 1.1%.  The Life segment ended the first six months of 2010 with premium revenue of $3,651,000 compared to $3,653,000 for the same period last year.  Year-to-date premiums earned for NSIC were down due to a $63,000 decline in production of traditional life insurance products.  NSIC continued to see growth in its accident and health lines of business which increased $61,000 or 6.7%, year-to-date.

NSIC produces business selling its insurance products primarily using two methods of distribution: independent agents and employee agents.  Independent agents account for approximately 85% of all new business production in NSIC and income from business serviced by independent agents now accounts for 62.8% of total NSIC premium revenue.  Employee agents primarily consist of home service agents that sell policies and collect premium principally in the insured’s home.  The home service distribution method has been a primary method of product distribution for NSIC since its founding in 1947.  Revenue from business serviced by home service agents accounted for 31.9% of total NSIC premium revenue during the first half of 2010.  The remaining premium revenue was generated from the servicing of discontinued books of business and inactive programs which contributed approximately 5.3% to NSIC income.

The P&C segment ended the first six months of 2010 with year-to-date earned premiums of $27,290,000 compared to $26,940,000 for the same period last year; an increase of 1.3%.  Increases in earned premiums in the homeowners and automobile lines of business were the primary reasons for the overall increase in P&C premium revenue in the current year compared to the same period last year.  The homeowners programs experienced a 3.5% increase in premium revenue compared to first half of 2009 while the automobile program showed over a 314.5% increase compared to the same time period.  During early 2009 we expanded our automobile program into Louisiana.  The program grew quickly in Louisiana and now contributes over 92% of total automobile premium revenue compared to 37% of total automobile premium revenue for the same period in 2009. The increase in P&C premium revenue was partially offset by the 13.1% increase in ceded premium in 2010 compared to 2009.  Ceded premium increased as a result of higher premiums due to reinsurers under our P&C catastrophe reinsurance agreement.  The increase for the first six months compared to the same period last year was over $356,000.

Investment income:

Investment income for the six months ended June 30, 2010 was $2,521,000 compared to $2,611,000 for the same period last year.  The decline in investment income was the result of reduced interest income generated in the P&C segment in the current year compared to the same period in the prior year with a decline in average yields on corporate bonds being the primary factor contributing to the reduction.

Capital gains:

The company ended the first half of 2010 with realized capital gains of $1,358,000 compared to a realized capital loss totaling $230,000 for the same period last year.  During the current year, the life and P&C segments realized investment gains totaling $388,000 and $970,000, respectively, compared to realized losses totaling $160,000 and $70,000, respectively during 2009.  Capital gains during the first half of 2010 have been primarily generated from the sale of corporate bonds in the portfolio.  A combination of declining interest rates and tightening yield spreads on corporate bonds have contributed to significant price appreciation over the past year in the corporate bond portfolio and selective reductions in holdings have generated the increase in capital gains.  The primary reason for the realized investment loss in 2009 relates to the other-than-temporary impairments recognized in both the life and P&C segments during the second quarter of 2009.  The life segment recognized losses on other-than-temporary impairments totaling $195,000 due to the write-down in value of a CIT Group bond while the property and casualty segment recognized losses on other-than-temporary impairments totaling $88,000 due to the write-down of a General Motors asset backed security.

Other income:

Other income increased $222,000 in the first six months of 2010 compared to the same period last year.  Other income is primarily composed of insurance related fees tied to the non-standard automobile line of business as well as billing fees generated from our property lines of business.  The increase in premium revenue in the automobile program in the current year was the primary reason for the increase in payment and policy fees in the P&C segment.

Policyholder benefits and settlement expenses:

Year-to-date policyholder benefits and settlement expenses for 2010 were $19,534,000 compared to $19,106,000 for the same period last year; an increase of 2.2%.  While claims in the life segment were down for the first half of 2010, P&C segment losses were up.  Through the second quarter of 2010, the P&C segment was impacted by seven non-hurricane catastrophe related weather events leading to incurred losses totaling $1,584,000.  In comparison, during the first half of 2009, the P&C segment incurred losses from ten non-hurricane catastrophes totaling $2,029,000.  Although non-hurricane catastrophe losses were down for the first half of 2010, non-catastrophe incurred losses were up compared to the same period last year.  The P&C segment homeowners programs experienced an increase in the loss ratio of 5.3 percentage points compared to the first six months of 2009 while the automobile program loss ratio increased 12.3 percentage points.

The increase in incurred losses was primarily the result of increases in fire related total losses.  During 2010, fire related incurred losses totaled $8,041,000 compared to $7,245,000 for the same period last year; an 11% increase.  Incurred losses related to hail damage were also up ending June 2010 at $907,000 compared to $441,000 as of June 2009.  In contrast, incurred losses related to wind damage were down significantly ending June 2010 at $2,569,000 compared to $3,868,000 for the same period last year.  As mentioned previously, due to the expansion of the automobile program into Louisiana, the incurred losses increased over 600% compared to the same period last year and the loss ratio increased 12.3 percentage points compared to June 2009.

Policy acquisition costs:

For the six-month period ended June 30, 2010, policy acquisition cost was $5,718,000 or 18.5% of premium revenue compared $6,267,000 or 20.4% or premium revenue for the same period last year.  The primary reason for the decline in policy acquisition costs was the reduction in the agent contingent commission profit sharing accrual in the current year compared to the prior year.  The accrual reduction accounted for 83% of the overall decline for the six-month period.  The contingent commission calculation and standards for agent qualification were implemented as of January 1, 2010 which allowed the reduction of this accrual during the current year.

General expenses:

General expenses for the six-months ended June 30, 2010 totaled $4,740,000 compared to $4,496,000 for the same period last year.  General expenses as a percent of earned premium were virtually unchanged at 15.3% and 14.7% for the year-to-date periods ended June 30, 2010 and 2009 respectively.  The increase in general expenses related to increases in legal fees and deferred compensation expense of the holding company.

Taxes, licenses, and fees:

Taxes, licenses and fees were $967,000 for the six-month period ended June 30, 2010 compared to $980,000 for the same period last year.  As a percent of earned premium, taxes, licenses and fees were virtually unchanged at 3.12% and 3.2% for the year-to-date periods ended June 30, 2010 and 2009, respectively.

Interest expense:

Interest expense totaled $565,000 for the six-months ended June 30, 2010 and 2009.  For the current year, interest expense was 1.8% of premium revenue, relatively unchanged from the same period last year.

Income taxes:

For the six-month period ended June 30, 2010, income tax expense totaled $1,143,000 compared to $320,000 for the same period last year.  Income tax expense in the current year resulted in an effective tax rate of 29.7% compared to the statutory rate of 34%.  Significant items reducing taxable income in 2010 were tax free investment income of $263,000 (2.3%) and the change in value of company owned life insurance of $105,000 (0.93%).  Income tax expense for the same period last year resulted in an effective tax rate of 16.9%.  Significant items reducing taxable income in 2009 were the small life deduction of $483,000 (8.7%), tax free investment income of $316,000 (5.7%) and the change in value of company owned life insurance of $227,000 (4.1%).

Investments:

Invested assets at June 30, 2010 increased $4,258,000 compared to December 31, 2009.  Contributing to this increase were the purchase of investments of $2,830,000 as well as increases in market value of fixed maturity available-for-sale securities of $544,000.  The value of the Company’s investment in company owned life insurance increased in value by $105,000.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”).  At June 30, 2010 the Company has no material exposure to sub-prime mortgage loans and approximately 2% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities.  Management believes the level of such investments is not material to the Company’s financial condition.

Liquidity and capital resources:

At June 30, 2010, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $43,327,000, up $2,159,000 compared to December 31, 2009.  Factors contributing to the change in equity were year-to-date net income of $2,708,000, recoveries in market values of fixed maturities and equity securities of $416,000, a net loss on interest rate swaps of $225,000 and dividends paid of $740,000.

The Company has $12,372,000 in debt outstanding consisting of long-term debt from the proceeds of two separate trust preferred securities issuances, the latest of which totaled $3,000,000 and was completed in June 2007.   The Company had $400,000 outstanding on a revolving line of credit at June 30, 2010.  The Company currently does not anticipate any new borrowings.

The Company had $2,698,000 in cash and short-term investments at June 30, 2010.  Net cash provided by operating activities totaled $1,196,000 for the six-months ended June 30, 2010 primarily due to year-to-date net income of $2,708,000 and reinsurance recoveries of $31,000 and a decrease in depreciation expenses.

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

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the six month period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

a. Exhibits

31.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended June 30, 2010

Date of Report	Date Filed	Description

April 16, 2010	April 16, 2010	Press release, dated April 16, 2010, issued by The National Security Group, Inc.

April 15, 2010	April 19, 2010	Press release, dated April 19, 2010, issued by The National Security Group, Inc.

May 14, 2010	May 14, 2010	Press release, dated May 14, 2010, issued by The National Security Group, Inc.

May 14, 2010	June 17, 2010	Item 5.07 Submission of Matters to a Vote notification issued by The National Security Group, Inc.

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

Dated: August 13, 2010