Form 10-Q
period 2010-09-30
NATIONAL SECURITY GROUP INC
filed 2010-11-12
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2010
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

As of November 12, 2010, there were 2,466,600 shares, $1.00 par value, of the registrant’s common stock outstanding.

THE NATIONAL SECURITY GROUP, INC

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amounts)

	September 30,	December 31,
ASSETS	2010	2009
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2010 - $5,778;
2009 - $6,080)	$5,525	$5,942
Fixed maturities available-for-sale, at estimated fair value (cost: 2010 - $76,266;
2009 - $69,796)	80,046	70,269
Equity securities available-for-sale, at estimated fair value (cost: 2010 - $5,838
2009 - $5,851)	9,223	9,035
Trading securities	624	374
Receivable for securities	-	96
Mortgage loans on real estate, at cost	1,024	1,041
Investment real estate, at book value (accumulated depreciation: 2010 - $18; 2009 - $18)	4,969	4,815
Policy loans	1,097	1,018
Company owned life insurance	5,495	5,197
Other invested assets	3,881	3,933

Total Investments	111,884	101,720

Cash	1,325	4,686
Accrued investment income	899	802
Policy receivables and agents' balances, net	11,234	9,700
Reinsurance recoverable	1,091	784
Deferred policy acquisition costs	10,731	10,210
Property and equipment, net	2,374	2,537
Accrued income tax recoverable	98	-
Other assets	1,115	957

Total Assets	$140,751	$131,396

The National Security Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	(Dollars in thousands)
	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2009
	(unaudited)
Property and casualty benefit and loss reserves	$13,163	$12,646
Accident and health benefit and loss reserves	1,782	1,612
Life and annuity benefit and loss reserves	28,880	28,579
Unearned premiums	29,420	27,381
Policy and contract claims	535	535
Other policyholder funds	1,342	1,347
Notes payable	500	-
Long-term debt	12,372	12,372
Accrued income taxes	-	111
Deferred income tax liability	1,391	61
Other liabilities	6,496	5,584

Total Liabilities	95,881	90,228

Commitments and Contingencies (Note 8)

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 3,000,000 authorized, 2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	4,146	2,265
Retained earnings	33,306	31,485

Total Shareholders' Equity	44,870	41,168

Total Liabilities and Shareholders' Equity	$140,751	$131,396

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2010	2009	2010	2009

REVENUES
Net premiums earned	$15,248	$14,357	$46,189	$44,950
Net investment income	1,175	1,603	3,696	4,214
Net realized investment gains (losses)	75	79	1,433	(151)
Other Income	259	208	814	541

Total Revenues	16,757	16,247	52,132	49,554

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	10,096	9,131	29,630	28,237
Policy acquisition costs	3,082	3,432	8,800	9,699
General expenses	2,792	2,483	7,532	6,979
Taxes, licenses and fees	525	376	1,492	1,356
Interest expense	294	277	859	842
Total Expenses
	16,789	15,699	48,313	47,113

Income (Loss) Before Income Taxes	(32)	548	3,819	2,441

INCOME TAX (BENEFIT) EXPENSE
Current	(146)	(107)	442	318
Deferred	(109)	4	446	(101)
	(255)	(103)	888	217

Net Income	$223	$651	$2,931	$2,224

EARNINGS PER COMMON SHARE	$0.09	$0.26	$1.19	$0.90

DIVIDENDS DECLARED PER SHARE	$0.15	$0.15	$0.45	$0.45

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

			Accumulated
			Other		Additional
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2009	$41,168	$31,485	$2,265	$2,467	$4,951

Comprehensive Income
Net income nine months ended 9/30/2010	2,931	2,931
Other comprehensive income (net of tax)
Unrealized gain on securities, net of
reclassification adjustment of $946	2,312		2,312
Unrealized loss on interest rate swap	(431)		(431)

Total Comprehensive Income	4,812

Cash dividends	(1,110)	(1,110)

Balance at September 30, 2010 (Unaudited)	$44,870	$33,306	$4,146	$2,467	$4,951

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months
	Ended September 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$2,931	$2,224
Adjustments to reconcile net income to net cash
provided by operating activities:
Change in receivable for securities sold	96	-
Change in accrued investment income	(97)	(157)
Change in reinsurance recoverables	(307)	2,048
Change in deferred policy acquisition costs	(521)	(569)
Change in accrued income taxes	(209)	(80)
Change in deferred income taxes	(446)	101
Depreciation expense	299	359
Change in policy liabilities and claims	1,493	(252)
Other, net	(889)	262
Net cash provided by operating activities	2,350	3,936

Cash Flows from Investing Activities
Cost of investments acquired	(28,533)	(24,613)
Sale and maturity of investments	23,573	20,584
Purchase of property and equipment	(136)	(12)

Net cash used in investing activities	(5,096)	(4,041)

Cash Flows from Financing Activities
Change in other policyholder funds	(5)	13
Change in notes payable	500	-
Dividends paid	(1,110)	(1,110)
Net cash used in financing activities	(615)	(1,097)

Net change in cash and cash equivalents	(3,361)	(1,202)

Cash and cash equivalents, beginning of period	4,686	3,027

Cash and cash equivalents, end of period	$1,325	$1,825

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and  NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega).  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  All significant intercompany transactions and accounts have been eliminated.  The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which includes information and disclosures not presented herein.

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

Reclassifications
Certain 2009 amounts have been reclassified from the prior year consolidated financial statements to conform to the current presentation.  These reclassifications had no effect on total assets, total liabilities, total shareholders equity or net income as previously reported.

Recently Issued Accounting Standards
Fair Value Measurements
Effective for interim and annual reporting periods beginning after December 15, 2009 or December 15, 2010, as specified, the FASB revised GAAP guidance related to fair value measurement to require additional disclosures and to clarify certain existing disclosure requirements. The guidance is intended to improve the disclosures and increase transparency in financial reporting. We adopted the revised guidance on January 1, 2010 except for disclosures related to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for interim and annual reporting periods beginning on or after December 15, 2010; adoption had no effect on our results of operations or financial position.

Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance
Effective for interim and annual reporting periods beginning on or after December 15, 2009 for outstanding arrangements and effective otherwise for reporting periods beginning on or after June 15, 2009, the FASB issued guidance related to share-lending arrangements for an entity’s own shares executed in contemplation of a convertible debt offering or other financing. We adopted this guidance on January 1, 2010; adoption had no effect on our results of operations or financial position.

Consolidation of Variable Interest Entities
Effective for the reporting entity’s first fiscal year beginning after November 15, 2009, the FASB revised guidance which changes how a reporting entity determines whether or not to consolidate its interest in an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights. The determination of whether a reporting entity is required to consolidate another entity will now be based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The revised guidance also requires the reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. We adopted the revised guidance on January 1, 2010; adoption had no effect on our results of operations or financial position.

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

NOTE 3 – CALCULATION OF EARNINGS PER SHARE

Earnings per share were based on net income divided by the weighted average common shares outstanding.  The weighted average number of shares outstanding for the three month and nine month periods ending September 30, 2010 and 2009 were 2,466,600.

NOTE 4 – CHANGES IN SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2010 and 2009, there were no changes in shareholders' equity except for net income of $2,931,000 and $2,224,000, respectively; dividends paid of $1,110,000 in 2010 and 2009; changes in accumulated other comprehensive income, net of applicable taxes of $1,881,000 and $4,663,000, respectively.  Other comprehensive income consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

NOTE 5 – INVESTMENTS

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands)
	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$24,996	$2,234	$211	$27,019
Mortgage backed securities	6,677	565	20	7,222
Private label mortgage backed securities	14,269	434	476	14,227
Obligations of states and political subdivisions	17,741	780	108	18,413
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	12,583	585	3	13,165
Total fixed maturities	76,266	4,598	818	80,046
Equity securities	5,838	4,037	652	9,223

Total	$82,104	$8,635	$1,470	$89,269

Held-to-maturity securities:
Corporate debt securities	$-	$-	$-	$-
Mortgage backed securities	2,894	167	-	3,061
Private label mortgage backed securities	145	5	-	150
Obligations of states and political subdivisions	2,138	62		2,200
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	348	19	-	367

Total	$5,525	$253	$-	$5,778

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

The amortized cost and aggregate fair value of debt securities at September 30, 2010, by contractual maturity, are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$1,561	$1,571
Due after one year through five years	11,168	12,342
Due after five years through ten years	30,535	32,501
Due after ten years	33,002	33,632

Total	$76,266	$80,046

Held-to-maturity securities:
Due in one year or less	$801	$810
Due after one year through five years	300	310
Due after five years through ten years	1,793	1,898
Due after ten years	2,631	2,760

Total	$5,525	$5,778

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

A summary of securities available-for-sale with unrealized losses as of September 30, 2010 and December 31, 2009 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				September 30, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$1,544	$98	$1,376	$113	$2,920	$211	7
Mortgage backed securities	456	20	-	-	456	20	2
Private label mortgage backed
securities	391	20	4,594	456	4,985	476	10
Obligations of state and
political subdivisions	2,344	37	1,658	71	4,002	108	13
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	797	3	-	-	797	3	2
Equity securities	1,154	76	1,029	576	2,183	652	12
	$6,686	$254	$8,657	$1,216	$15,343	$1,470	46

	(Dollars in thousands)				December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$1,856	$21	$6,772	$498	$8,628	$519	23
Mortgage backed securities	1,443	156	71	9	1,514	165	6
Private label mortgage backed
securities	2,660	72	4,651	738	7,311	810	15
Obligations of state and
political subdivisions	5,889	199	991	137	6,880	336	21
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3,708	80	-	-	3,708	80	11
Equity securities	78	13	2,283	793	2,361	806	13
	$15,634	$541	$14,768	$2,175	$30,402	$2,716	89

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

There were no held-to-maturity securities with unrealized losses as of September 30, 2010.  A summary of securities held-to-maturity with unrealized losses as of December 31, 2009 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

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

Management has evaluated each security in a significant unrealized loss position.  For the nine months ended September 30, 2010, the Company realized no additional other-than-temporary impairments.  For year ended December 31, 2009, the Company realized $443,000 in other-than-temporary impairments.  The single largest accumulated loss at September 30, 2010 was in the equity portfolio and totaled $364,000.  The second largest loss position was in the bond portfolio and totaled $185,000.  The third largest loss position was in the equity portfolio and totaled $102,000.  Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized.  The Company has no material exposure to sub-prime mortgage loans and just over 2% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were temporary impairments.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)

	September 30 ,2010	December 31, 2009

	(unaudited)
Net change in unrealized appreciation on available-
for-sale securities before deferred tax	$3,508	$5,304
Deferred income tax	(1,196)	(1,784)

Net change in unrealized appreciation on available-
for-sale securities	$2,312	$3,520

The increase in unrealized appreciation is directly attributable to recoveries in the market values of available-for-sale debt securities.

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company incurred no interest and penalties as of both September 30, 2010 and December 31, 2009. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2006. The Internal Revenue Service completed an examination during 2008 of the Company’s 2005 Federal Income Tax Return.  No material adjustments were made as a result of this examination.  No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.  Tax returns have been filed through the year 2009.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.   The Company recognized net deferred tax liability positions of $1,391,000 at September 30, 2010 and $61,000 at December 31, 2009.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:
(in thousands)

	September 30,	January 1,
	2010	2010
General expenses	$1,125	$1,135
Unearned premiums	1,997	1,814
Claims liabilities	300	298
Other than temporary impairments on securities owned	452	501
Trading securities	29	-
Unrealized loss on interest rate swaps	253	-
Deferred tax assets	$4,156	$3,748

Depreciation	$(108)	$(126)
Deferred policy acquisition costs	(2,910)	(2,291)
Unrealized gains on interest rate swaps	-	(20)
Unrealized gains on securities available-for-sale	(2,529)	(1,372)
Deferred tax liabilities	$(5,547)	$(3,809)

Net deferred tax liability	$(1,391)	$(61)

The appropriate income tax effects of changes in temporary differences are as follows:
(in thousands)

	Nine months ended September 30,
	2010	2009

Deferred policy acquisition costs	$619	$143
Other-than-temporary-impairments	49	(38)
Trading securities	(29)	-
Unearned premiums	(183)	(103)
General insurance expenses	10	(106)
Depreciation	(18)	(14)
Claim liabilities	(2)	17

	$446	$(101)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes.  The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Nine months ended September 30,
	2010	2009

Federal income tax rate applied to pre-tax income	$1,298	$830
Dividends received deduction and tax-exempt interest	(137)	(180)
Company owned life insurance	(101)	(223)
Small life deduction	(101)	(204)
Other, net	(71)	(6)

Federal income tax expense	$888	$217

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consisted of the following as of September 30, 2010 and December 31, 2009:
(in thousands)

	2010	2009
Line of credit with variable interest rate equal to the WSJ prime rate, currently 5.0%. Interest payments due quarterly. Unsecured.	$500	$-

Long-term debt consisted of the following as of September 30, 2010 and December 31, 2009:
(in thousands)

	2010	2009
Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December, 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$12,372	$12,372

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

The swaps entered into in 2007, 2009 and 2010 have fair values of $234,000 (liability) and $159,000 (liability) and $350,000 (liability), respectively, for a net liability of $743,000 at September 30, 2010 ($60,000 at December 31, 2009).  The net swap liability is reported as a component of other liabilities on the consolidated balance sheets. A net valuation loss of $431,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation gain of $256,000 was included in accumulated other comprehensive income related to the swap at December 31, 2009.

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

In December of 2009, the Company obtained an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  The line of credit matures December 25, 2010.  The Company had drawn $500,000 on this line at September 30, 2010 while no funds were drawn at December 31, 2009.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries continue to be named individually as parties to litigation related to the conduct of their insurance operations.  These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Company’s subsidiaries, and miscellaneous other causes of action.  Most of these lawsuits include claims for punitive damages in addition to other specified relief.

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

The Company has been sued in a putative class action in the State of Alabama. The Plaintiff alleges entitlement to, but did not receive, payment for general contractor overhead and profit (“GCOP”) in the proceeds received from the Company concerning the repair of the Plaintiff’s home. Plaintiff alleges that said failure to include GCOP is a material breach by the Company of the terms of its contract of insurance with Plaintiff and seeks monetary damages in the form of contractual damages. A class certification hearing was held on March 1, 2010 with the trial court taking the Plaintiff’s motion for class certification under advisement. On May 10, 2010, the trial court issued its ruling granting Plaintiff’s motion to certify the class. The Company filed its Appellant Brief on October 5, 2010. The Company denies Plaintiff’s allegations and intends to vigorously defend this lawsuit.

In April 2007, the Company sold substantially all of its 50% interest in its subsidiary, Mobile Attic, Inc.  See Note 16 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2009.  The Company, Peter L. Cash and Russell L. Cash (collectively the "Sellers") sold to Purchaser 61% of the outstanding stock of Mobile Attic under the terms of the terms of a Stock Purchase Agreement dated April 5, 2007, executed by Sellers, Mobile Attic and Purchaser's assignor, James W. Bagley (the "Stock Purchase Agreement").  Under the terms of the Stock Purchase Agreement the Sellers made certain warranties to the Purchaser regarding the financial condition of Mobile Attic and agreed to jointly and severally indemnify the Purchaser for any damages resulting from a breach of any of the warranties. On July 9, 2009, the Company moved to intervene in a complaint filed by the purchaser of Mobile Attic against the founder and former president/CEO of Mobile Attic and others, regarding the plaintiff’s purchase of shares of Mobile Attic.  The Company filed a proposed complaint in intervention requesting the Court to find that the Company is not liable for indemnity under the Stock Purchase Agreement, or in the alternative, to award damages to the Company for any loss suffered as a result of the fraudulent actions of the former president/CEO of Mobile Attic and as a result of the negligence of Mobile Attic management in the preparation of Mobile Attic’s financial statements.

On August 13, 2009, the Court granted the Company's motion to intervene.  The parties have conducted initial discovery in this action, and at the request of the Court, each party filed an amended complaint on or before August 23, 2010.  The Purchaser has asserted counterclaims against the Company for losses incurred as a result of failure to disclose material facts or alleged innocent, negligent or reckless false representations made to induce Purchaser to enter into the Stock Purchase Agreement, breach of the Stock Purchase Agreement and indemnification of Purchaser's losses and damages as a result of the breach of representations and warranties in the Stock Purchase Agreement. The Company has denied the allegations supporting Purchaser's claims. The financial records of Mobile Attic have been in the possession of Purchaser since Purchaser acquired the stock of Mobile Attic in early 2007 and are only available to the Company through discovery in the litigation. The Company is actively conducting discovery in defense of Purchaser's claims and has requested Purchaser to provide the financial information supporting the allegations made in its complaint.  Discovery has not been completed at this time.

Given the difficulty in obtaining access to the Mobile Attic financial records and the fact that discovery is ongoing, the Company is unable to predict the amount of the ultimate liability that the Company may have if the Purchaser is successful in this litigation.  At September 30, 2010, the Company has an accrued liability of $300,000 for anticipated defense cost related to this matter.

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

NOTE 9 – FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

Our securities available-for-sale consist of fixed maturity and equity securities which are recorded at fair value in the accompanying consolidated balance sheets.  The change in the fair value of these investments, unless deemed to be other than temporarily impaired, is recorded as a component of other comprehensive income.

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

Level 2 assets include certain of our marketable debt and equity instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments. Level 2 assets also include marketable equity instruments with security-specific restrictions that would transfer to the buyer, marketable debt instruments priced using indicator prices which represent non-binding market consensus prices that can be corroborated by observable market quotes, as well as derivative contracts and debt instruments priced using inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  Marketable debt instruments in this category generally include commercial paper, banktime deposits, repurchase agreements for fixed-income instruments, and a majority of floating-rate notes, corporate bonds, and municipal bonds.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale	$80,046	$13,165	$66,220	$661
Short-term investments	-	-	-	-
Trading securities	624	624	-	-
Equity securities available-for-sale	9,223	8,455	-	768

Total Financial Assets	$89,893	$22,244	$66,220	$1,429

Financial Liabilities
Interest rate swap agreements	$743	$-	$-	$743

Total Financial Liabilities	$743	$-	$-	$743

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

	For the nine-months ended September 30, 2010
	Fixed Maturities Available-for-Sale	Equity Securities Available-for-Sale	Interest Rate Swaps
(In Thousands)

Beginning balance	$577	$662	$(60)
Total gains or losses (realized and
unrealized):
Included in earnings	-	-	-
Included in other comprehensive income	84	(38)	(683)
Purchases, sales, issuances and settlements,
net	-	144	-
Transfers in/(out) of Level 3	-	-	-
Ending balance	$661	$768	$(743)

As of September 30, 2010, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

The carrying amount and estimate fair value of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are as follows:

	In Thousands of Dollars
	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets and related instruments
Mortgage loans	$1,024	$1,024	$1,041	$1,041
Policy loans	1,097	1,097	1,018	1,018
Company owned life insurance	5,495	5,495	5,197	5,197
Other invested assets	3,881	3,881	3,933	3,933

Liabilities and related instruments
Other policyholder funds	1,342	1,342	1,347	1,347
Notes payable	500	500	-	-
Long-term debt	12,372	12,372	12,372	12,372

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

The following table presents the Company’s gross premiums written and earned for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross premiums written:
Life, accident and health operations:
Traditional life insurance	$1,281	$1,343	$3,891	$3,996
Accident and health insurance	524	511	1,501	1,408
Total life, accident and health	1,805	1,854	5,392	5,404

Property and Casuatly operations:
Dwelling fire & extended coverage	6,849	6,636	20,893	20,724
Homeowners (Including mobile homeowners)	6,491	6,927	20,627	21,321
Ocean Marine	502	478	1,058	1,100
Other liability	325	315	1,006	982
Private passenger auto liability	974	459	2,987	910
Commercial auto liability	120	134	373	408
Auto physical damage	364	229	1,165	501
Reinsurance premium ceded	(1,596)	(2,254)	(4,678)	(4,987)
Total property and casualty	14,029	12,924	43,431	40,959

Total premiums written	$15,834	$14,778	$48,823	$46,363

Gross premiums earned:
Life, accident and health operations:
Traditional life insurance	$1,273	$1,336	$3,952	$4,078
Accident and health insurance	525	515	1,497	1,426
Total life, accident and health	1,798	1,851	5,449	5,504

Property and Casuatly operations:
Dwelling fire & extended coverage	6,642	7,015	19,263	21,045
Homeowners (Including mobile homeowners)	6,423	6,437	20,287	19,835
Ocean Marine	326	338	958	955
Other liability	326	345	969	1,050
Private passenger auto liability	873	300	2,508	663
Commercial auto liability	120	149	373	483
Auto physical damage	337	179	1,044	381
Reinsurance premium ceded	(1,597)	(2,257)	(4,662)	(4,966)
Total property and casualty	13,450	12,506	40,740	39,446

Total premiums earned	$15,248	$14,357	$46,189	$44,950

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of September 30, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, shareholders equity for the nine-month period ended September 30, 2010, and cash flows for the nine-month periods ended September 30, 2010 and 2009.  These condensed consolidated financial statements are the responsibility of the company’s management.

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
November 12, 2010

Item 2.
MANAGEMENTS’ DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of September 30, 2010, compared with December 31, 2009 and its results of operations and cash flows for the three-month and nine-month period ending September 30, 2010, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The company operates in eleven states with over 46% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment accounting for 88.2% of total insurance premium revenue during the first nine months of 2010.  Revenue generated from the life segment accounted for 11.8% of total insurance premium revenue.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947 and is the oldest subsidiary of the Company.  The premium revenue produced in NSIC from the traditional life products and the accident and health products accounted for 8.6% and 3.2%, respectively, of total consolidated premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina and Texas.

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

National Security Fire and Casualty Company (NSFC) is a property and casualty insurance company and is the largest of the insurance subsidiaries accounting for slightly less than 79.6% of total consolidated premium revenue of the Company.  NSFC operates primarily in the personal lines segment of the property and casualty insurance market.  NSFC has been in operation since 1959.  NSFC is licensed and underwrites property and casualty insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee.  NSFC is licensed, but does not currently underwrite any business, in the states of Kentucky and West Virginia.  NSFC also underwrites insurance on a non-admitted or surplus lines basis in the states of Louisiana, Missouri and Texas.

All of the insurance subsidiaries are Alabama domiciled insurance companies; therefore, the Alabama Department of Insurance is the primary insurance regulator.  However, each subsidiary is subject to regulation by the respective insurance regulators of each state in which it is licensed to transact business.  Insurance rates charged by each of the insurance subsidiaries are typically reviewed and approved by each insurance department for the respective state to which the rates will apply.

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

The two primary segments in which we report insurance operations are the personal lines property and casualty segment (NSFC) and the life, accident and health insurance segment (NSIC).  Please note that due to the small amount of premium revenue produced by Omega and the fact that Omega is a wholly owned subsidiary of NSFC underwriting similar lines of business, all references to NSFC in the remainder of this management discussion and analysis will include the insurance operations of both NSFC and Omega.  Our income is principally derived from net underwriting profits and investment income.  Net underwriting profit is principally derived from earned premiums received less claims paid, sales commissions to agents, costs of underwriting and insurance taxes and fees.  Investment income includes interest and dividend income and gains and losses on investment holdings.

CONSOLIDATED RESULTS OF OPERATIONS

Summary:

For the quarter ended September 30, 2010, the Company had net income of $223,000 compared to net income of $651,000 for the same period last year.  The most significant factors contributing to the decline in the third quarter of 2010 were a $965,000 increase in policyholder benefits paid or provided coupled with a $309,000 increase in general expenses.  The 10.6% increase in policyholder benefits paid or provided was largely related to a $659,000 increase in losses paid during the third quarter of 2010 compared to the same period last year in the P&C segment in addition to the $320,000 increase in death and maturity benefits in the Life segment for the same time period.  The 12.4% increase in general expenses was primarily related to litigation expense of the holding company.  Positively impacting the quarter were an $891,000 (6.2%) increase in net premiums earned as well as a $350,000 (10.2%) reduction in policy acquisition costs.

For the nine-months ended September 30, 2010, the Company had net income of $2,931,000 compared to net income of $2,224,000 for the same period last year.  The year-to-date increase of $1,584,000 in net realized investment gains was the primary reason for the improvement in net income in 2010 compared to the same period in 2009.  The increase in year-to-date net income was partially offset by a $1,393,000 increase in policyholder benefits paid or provided.  Year-to-date incurred losses were up in the first nine-months of 2010 in the life segment as well as in the homeowners and automobile programs in the P&C segment compared to the same period last year.

The P&C segment is primarily comprised of personal lines consisting of dwelling fire, homeowners and personal automobile lines of business.  While the company does maintain a small portion of commercial business (ocean marine and commercial automobile), these lines of business contributed only 3.3% of total earned premium for the P&C segment for 2010 compared to 3.6% for the same period last year and are therefore not separately distinguished from the personal lines in this discussion.

Three-months ended September 30, 2010 compared to three-months ended September 30, 2009:

Premium revenue:

Premium revenue increased $891,000 to $15,248,000 in the third quarter of 2010 compared to $14,357,000 for the same period last year.  The life segment experienced an overall decline of 2.9% for the third quarter of 2010 compared to the third quarter of 2009.  The primary contributing factor to the decline was a 4.7% decrease in premium revenue from traditional life insurance products.  The third quarter decrease was partially offset by a 1.8% increase in accident and health premium revenue compared to the same period last year.

The P&C segment had a 7.5% increase in net premiums earned for the three-months ended September 30, 2010 compared to the same period last year. The increase in P&C segment revenue for the quarter was primarily the result of an increase in the automobile line of business  The automobile program showed a 152.6% increase compared to the same period last year.  The large increase in automobile premium revenue during the third quarter of 2010 continued to be derived from the expansion of this program into Louisiana which was launched during the first quarter of 2009.  The automobile premium revenue generated in Louisiana made up 77.8% of the total automobile premium revenue for the three-month period in 2010 compared to only 33.6% for the three-month period in 2009.  The automobile program (which is underwritten in six states) accounted for 8.1% of total P&C segment premium revenue for the three-month period ended September 30, 2010 compared to 3.9% for the same period last year with Louisana accounting for approximately 90% of this total.

Investment income:

Investment income in the third quarter of 2010 was $1,175,000, a decline of $428,000 compared to the same period last year.  The primary reason for the decline was a decrease in investment income generated from our company owned life insurance (COLI).  For the three-months ended September 30, 2010, COLI investment income totaled $193,000 compared to $431,000 for the same period last year; a 55.2% decrease.  The primary reason for the decline was a portfolio reallocation to increase the proportion of fixed income investments and lessen volatility.

Realized investment gains and losses:

Net realized investment gains totaled $75,000 for the third quarter of 2010 compared to net realized investment gains of $79,000 for the third quarter of 2009.  Capital gains have been primarily generated from the sale of corporate bonds in the portfolio.  A combination of declining interest rates and tightening yield spreads on corporate bonds have contributed to significant price appreciation over the past year in the corporate bond portfolio and selective reductions in holdings have generated the increase in capital gains.

Other income:

For the three-months ended September 30, 2010, other income was $259,000 compared to $208,000 for the same period last year; an increase of $51,000.  The primary reason for the growth in other income was the increase in policy and payment fees related to the automobile program in the P&C segment.

Policyholder benefits and settlement expenses:

For the three-months ended September 30, 2010, the Company incurred policyholder benefits and settlement expenses totaling $10,096,000 compared to $9,131,000 for the same period last year; an increase of 10.6%.  The principal reason for the increase for the three-month period was an increase in incurred losses in the P&C segment primarily in the dwelling fire, homeowners and automobile programs compared to the same period last year.  The property program incurred loss increases were predominantly from a larger number of total fire losses.  For the three-month period, current year fire related incurred losses in the dwelling fire prorgram were up 6% while the 2010 losses incurred in the homeonwers program were up 32% compared to the same period last year.  The incurred loss increase in the dwelling fire program was primarily concentrated in Georgia and South Carolina while the homeowners increases were primarily in Alabama, Oklahoma and South Carolina.  For the three-month period ended September 30, 2010, incurred losses in the automobile program totaled $1,624,000 compared to $400,000 for the same period last year.  This increase resulted from the rapid growth of our automobile program in Louisiana which accounted for $1,205,000 or 74.2% of the total automobile incurred losses for third quarter 2010 compared to only $3,000 or 0.8% for the same period last year.  The increase in incurred losses in the automobile program increased the loss ratio over twenty percentage points compared to the same period last year.

Policy acquisition cost:

For the three-month period ended September 30, 2010, policy acquisition cost was 20.2% of premium revenue compared to 23.9% for the same period last year.  The primary factor contributing to the reduction in policy acquisition cost was a reduction in the accrual for contingent commission payments to property and casualty segment agents in the current year compared to the same period last year.  The accrual reduction was due to a revision in estimates due to a modification in the independent agent contingent commission formula made in 2009.

General expenses:

General expenses for the three-months ended September 30, 2010, totaled $2,792,000 or 18.3% of premium revenue compared to $2,483,000 or 17.3% of premium revenue for the same period last year.  The most significant factor affecting the increase in general expenses was a $488,000 increase in litigation expense compared to the same period last year.  See Note 8 to the condensed consolidated financial statements for further discussion regarding litigation.

Taxes, licenses and fees:

Taxes, licenses and fees totaled $525,000 for the quarter-ended September 30, 2010, compared to $376,000 for the quarter-ended September 30, 2009; a $149,000 increase.  As a percent of premiums earned, taxes, licenses and fees were 3.4% for the third quarter of 2010 compared to 2.6% for the same period last year.  Examination fees associated with a periodic regulatory exam conducted by the Alabama Department of Insurance is the primary reason for the increase.

Interest expense:

Interest expense was $294,000 for the quarter ended September 30, 2010, compared to $277,000 for the same period last year.  A $500,000 increase in the debt outstanding at the holding company level was the primary reason for the growth in interest expense for the three-months ended September 30, 2010, compared to the same period last year.

Income taxes:

For the three-month period ended September 30, 2010, income tax benefit totaled $255,000 compared to an income tax benefit of $103,000 for the same period last year. The tax effect of significant items reducing income taxes in 2010 included the change in value of company owned life insurance, with tax benefit of $66,000 and tax free investment income, with tax benefit of $47,000.  The tax effect of significant items reducing income taxes in 2009 included the change in value of company owned life insurance, which produced tax benefit of $147,000,  tax free investment income, which produced tax benefit of $48,000, and the small life deduction, with a tax benefit of $40,000.

Nine-months ended September 30, 2010 compared to nine-months ended September 30, 2009

Premium revenues:

For the nine-months ended September 30, 2010, premiums earned were $46,189,000 compared to $44,950,000 for the same period last year; an increase of 2.8%. The Life segment ended the first nine months of 2010 with premium revenue of $5,449,000 compared to $5,504,000 for the same period last year.  Year-to-date premiums earned for NSIC were down due to a $126,000 decline in production of traditional life insurance products.  NSIC continued to see growth in its accident and health lines of business which increased $71,000 or 5.0%, year-to-date compared to the same period last year.

The P&C segment ended the first nine months of 2010 with year-to-date earned premiums of $40,740,000 compared to $39,446,000 for the same period last year; an increase of 3.3%.  Increases in earned premiums in the homeowners and automobile lines of business were the primary reasons for the overall increase in P&C premium revenue in the current year compared to the same period last year.  The homeowners programs experienced a 3.3% increase in premium revenue compared to first nine months of 2009 while the automobile program showed over a 240.2% increase compared to the same time period.  During early 2009 we expanded our automobile program into Louisiana.  The program in Louisiana and now contributes over 92% of total automobile premium revenue compared to 37% of total automobile premium revenue for the same period in 2009. The automobile program now accounts for 7.8% of total premium revenue in the P&C segment compared to 2.4% for the same period last year.

Investment income:

Investment income for the nine months ended September 30, 2010 was $3,696,000 compared to $4,214,000 for the same period last year.  The primary reason for the decline was a decrease in investment income generated from our company owned life insurance (COLI).  For the nine-months ended September 30, 2010, COLI investment income totaled $298,000 compared to $658,000 for the same period last year; a 54.7% decrease.  The primary reason for the decline was a portfolio reallocation to increase the proportion of fixed income investments and lessen volatility.

Realized investment gains and losses:

The Company ended the first nine months of 2010 with realized capital gains of $1,433,000 compared to a realized capital loss totaling $151,000 for the same period last year.  During the current year, the life and P&C segments realized investment gains totaling $388,000 and $971,000, respectively, compared to realized losses totaling $197,000 and gains of $44,000, respectively during 2009.  Capital gains during 2010 have been primarily generated from the sale of corporate bonds in the portfolio.  A combination of declining interest rates and tightening yield spreads on corporate bonds have contributed to significant price appreciation over the past year in the corporate bond portfolio and selective reductions in holdings have generated the increase in capital gains.  The primary reason for the realized investment loss in 2009 relates to the other-than-temporary impairments recognized in both the life and P&C segments during the second quarter of 2009.  The life segment recognized losses on other-than-temporary impairments totaling $195,000 due to the write-down in value of a CIT Group bond while the property and casualty segment recognized losses on other-than-temporary impairments totaling $88,000 due to the write-down of a General Motors asset backed security.

Other income:

Other income increased $273,000 in the first nine months of 2010 compared to the same period last year.  Other income is primarily composed of insurance related fees generated from the non-standard automobile line of business as well as billing fees generated from our property lines of business.  The increase in premium revenue in the automobile program in the current year was the primary reason for the increase in payment and policy fees in the P&C segment.

Policyholder benefits and settlement expenses:

Year-to-date policyholder benefits and settlement expenses for 2010 were $29,630,000 compared to $28,237,000 for the same period last year; an increase of 4.9%.  The principal reason for the increase was related to claim activity in the P&C segment which was primarily a result of fire related losses incurred in 2010 as well as losses incurred in 2010 from our Louisiana automobile program.  The homeowners program was the primary source of the increase in current year fire related incurred losses which were up 26% compared to the same period last year.  The increase compared to the prior year was concentrated in Alabama, Arkansas and Georgia.  Automobile losses incurred in the current year were up $1,369,000 compared to 2009 losses incurred for the same period.   As mentioned previously, the increase resulted from the rapid growth of our automobile program in Louisiana and increased the loss ratio over twenty percentage points compared to the same period last year.

Policy acquisition costs:

For the nine-month period ended September 30, 2010, policy acquisition cost was $8,800,000 or 19.1% of premium revenue compared $9,699,000 or 21.6% of premium revenue for the same period last year.  The primary reason for the decline in policy acquisition costs was the reduction in the agent contingent commission profit sharing accrual in the current year compared to the prior year.  The accrual reduction accounted for 50% of the overall decline for the nine-month period.  Changes in the contingent commission calculation and standards for agent qualification were implemented as of January 1, 2009 which allowed the reduction of this accrual during the current year.

General expenses:

General expenses for the nine-months ended September 30, 2010 totaled $7,532,000 compared to $6,979,000 for the same period last year, an increase of $553,000 or 7.9%.  General expenses as a percent of earned premium were 16.3% and 15.5% for the year-to-date periods ended September 30, 2010 and 2009 respectively.  The most significant factor contributing to the increase in general expenses was related to a $655,000 increase in legal fees.  See Note 8 to the condensed consolidated financial statements for further discussion regarding litigation.

Taxes, licenses, and fees:

Taxes, licenses and fees were $1,492,000 for the nine-month period ended September 30, 2010 compared to $1,356,000 for the same period last year.  As a percent of earned premium, taxes, licenses and fees were virtually unchanged at 3.2% and 3.0% for the year-to-date periods ended September 30, 2010 and 2009, respectively. The modest increase was due to examination fees.

Interest expense:

Interest expense totaled $859,000 for the nine-months ended September 30, 2010 compared to  $842,000 for the same period last year.  For the current year, interest expense was 1.9% of premium revenue, relatively unchanged from the same period last year.

Income taxes:

For the nine-month period ended September 30, 2010, income tax expense totaled $888,000 compared to $217,000 for the same period last year.  Income tax expense in the current year resulted in an effective tax rate of 23.3% compared to the statutory rate of 34%.  Significant items reducing income taxes for 2010 included tax free investment income, with a tax benefit of $137,000 (3.6 percentage points), the change in value of company owned life insurance, with a tax benefit of $101,000 (2.7 percentage points), and the small life deduction with a tax benefit of $101,000 (2.6 percentage points).  Income tax expense for the same period last year resulted in an effective tax rate of 8.9%.  Significant items reducing income taxes in 2009 were the change in value of company owned life insurance, with a tax benefit of $223,000 (9.2 percentage points), the small life deduction, with a tax benefit of $204,000 (8.4 percentage points ) and tax free investment income, with a tax benefit of $180,000 (7.4 percentage points).

Invested Assets:

Invested assets at September 30, 2010 increased $10,164,000 compared to December 31, 2009.  The most significant items contributing to this increase were the purchase of fixed maturity available-for-sale investments of $4,855,000 as well as increases in market value of fixed maturity available-for-sale securities of $3,508,000.  The value of the Company’s investment in company owned life insurance increased by $298,000.

The Company considers any fixed income investment with a Standard & Poor’s rating of BB+ or lower to be below investment grade (Commonly referred to as “Junk Bonds”).  At September 30, 2010, the Company has no material exposure to sub-prime mortgage loans and approximately 2% of the Company’s investment portfolio was invested in fixed income investments rated below investment grade. The Company monitors its level of investments in debt and equity securities held in issuers of below investment grade debt securities.  Management believes the level of such investments is not material to the Company’s financial condition.

Liquidity and capital resources:

At September 30, 2010, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $44,870,000, up $3,702,000 compared to December 31, 2009.  Factors contributing to the change in equity were year-to-date net income of $2,931,000, recoveries in market values of fixed maturities and equity securities of $2,312,000, a net loss on interest rate swaps of $431,000 and dividends paid of $1,110,000.

The Company has $12,372,000 in debt outstanding consisting of long-term debt from the proceeds of two separate trust preferred securities issuances, the latest of which totaled $3,000,000 and was completed in June 2007.  The Company had $500,000 outstanding on a revolving line of credit at September 30, 2010.  The Company currently does not anticipate any new borrowings.

The Company had $1,325,000 in cash and short-term investments at September 30, 2010.  Net cash provided by operating activities totaled $2,350,000 for the nine-months ended September 30, 2010 primarily due to year-to-date net income of $2,931,000.

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

As disclosed in Note 8 to the condensed consolidated financial statements regarding contingencies, the Company is involved in litigation related to the sale of Mobile Attic, Inc.  As is customarily discussed in the Management Discussion and Analysis, the Company’s liquidity requirements are primarily met by funds provided from operations of the insurance subsidiaries.  The Company maintains minimal liquidity in order to maximize liquidity within the insurance subsidiaries in order to support ongoing insurance operations.  The Company has no separate source of revenue other than dividends and fees from the insurance subsidiaries.    Also, dividends from the insurance subsidiaries are subject to regulatory restrictions and, therefore, are limited depending on capital levels and earnings of the subsidiaries.  In the event of a substantial adverse judgment related to the litigation against the Company, we could face limitations in our ability to fund shareholder dividends and service interest payments on outstanding debt.

The uncertainty related to the pending litigation could also temporarily impair our ability to raise new debt or equity capital until this matter is resolved.  The Company is vigorously defending the allegations raised in this litigation and is unable to determine a potential liability at this time which limits our ability to predict the ultimate impact on our liquidity and capital resources.

The Company has filed a claim for coverage under a liability policy having aggregate limits of $5,000,000, but the insurer has not at this time confirmed whether and to what extent this coverage will be available and no provision for any recovery has been made in the accompanying condensed consolidated financial statements.  From the inception of this litigation during 2009, the Company has paid over $400,000 in total defense cost related to this matter including approximately $100,000 paid in 2009 and $300,000 paid in the nine month period ended September 30, 2010.  In addition, the Company has accrued $300,000 in other costs anticipated in defending this action.

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

The Company’s business is concentrated primarily in the Southeastern United States.  Accordingly, unusually severe storms or other disasters in the Southeastern United States might have a more significant effect on the Company than on a more geographically diversified insurance company.  However, the Company maintains a catastrophe reinsurance program to limit the effect of such catastrophic events on the Company’s financial condition.  The Company deductible under the terms of the reinsurance contract totals $3.5 million; however, the Company maintains cash and short-term investments in sufficient amounts to cover the deductible payment in the event of a catastrophic event.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk.  Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position.  Investment decisions are made by management and reviewed by the Board of Directors.  Market risk represents the potential for loss due to adverse changes in fair value of securities.  The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk.  The primary risk related to the Company’s equity portfolio is equity price risk.  The Company has not incurred material losses in its investment portfolio in the first nine months of 2010 related to interest rate changes, defaults on securities and changes in value of equity investments.  For further information reference is made to the Company’s Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine month period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

As disclosed in Note 16 to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2009, in April of 2007, the Company sold substantially all of its 50% interest in a subsidiary, Mobile Attic, Inc., to Bagley Family Revocable Trust (the "Purchaser").  The Company, Peter L. Cash and Russell L. Cash (collectively the "Sellers") sold to Purchaser 61% of the outstanding stock of Mobile Attic under the terms of a Stock Purchase Agreement dated April 5, 2007, executed by Sellers, Mobile Attic and Purchaser's assignor, James W. Bagley (the "Stock Purchase Agreement").  Under the terms of the Stock Purchase Agreement, the Sellers made certain warranties to Purchaser regarding the financial condition of Mobile Attic and agreed to jointly and severally indemnify Purchaser for any damages resulting from a breach of any of the warranties.

On January 9, 2009, Purchaser filed a complaint against Peter L. Cash and others in the U.S. District Court for the Middle District of Alabama, Southern Division, in which Purchaser asserted, among other claims, a claim for damages resulting from a breach of certain of the warranties regarding the financial statements of Mobile Attic and other financial information provided by Mobile Attic.  Purchaser then notified the Company of its claim for breach of warranty under the Stock Purchase Agreement and requested indemnity from the Company.  On July 9, 2009, the Company filed a complaint in intervention requesting the Court to find that the Company is not liable for indemnity under the Stock Purchase Agreement, or in the alternative, to award damages to the Company for any loss suffered as a result of the fraudulent actions of Peter Cash and as a result of the negligence of Mobile Attic and its auditors in the preparation of Mobile Attic's financial statements.  [Mobile Attic, Inc., MA Manufacturing Company, Inc. and Bagley Family Revocable Trust, plaintiffs, v. Peter L. Cash, Cash Brothers Leasing, Inc., Bridgeville Trailers, Inc., and Barfield, Murphy, Shank & Smith, P.C, defendants, v. The National Security Group, Inc., intervenor plaintiff, v. Peter L. Cash, Barfield, Murphy, Shank & Smith, P.C. and Bagley Family Revocable Trust, intervenor defendants, U.S. District Court, Middle District of Alabama, Eastern Division, Civil Action No. 09-cv-00024.]

On August 13, 2009, the Court granted the Company's motion to intervene.  The parties have conducted initial discovery in this action, and at the request of the Court, each party filed an amended complaint on or before August 23, 2010.  The Purchaser has asserted counterclaims against the Company for losses incurred as a result of failure to disclose material facts or alleged innocent, negligent or reckless false representations made to induce Purchaser to enter into the Stock Purchase Agreement, breach of the Stock Purchase Agreement and indemnification of Purchaser's losses and damages as a result of the breach of representations and warranties in the Stock Purchase Agreement. Among the specific allegations in the Purchaser's amended counterclaims against the Company, the Purchaser contends that the balance sheet and depreciation schedule of Mobile Attic included an overstatement of portable storage containers of more than $3,000,000 and that the balance sheet of Mobile Attic included a note receivable from an affiliate of Mobile Attic and Peter Cash in the amount of approximately $1.8 million that was not generated in the ordinary course of business and that was not collectible.

Under the terms of the Stock Purchase Agreement, the Purchaser paid the Company $2,700,000 for 45% of the total outstanding stock of Mobile Attic and paid the other Sellers $960,000 for an additional 16% of the total outstanding stock in Mobile Attic, thus obtaining a controlling interest of 61% of the outstanding stock. The Stock Purchase Agreement also required the Purchaser as a condition to the transaction to cause the Company to be released from its guaranty of a bank loan to Mobile Attic having an outstanding principal balance of approximately $9,400,000.  The bank loan was secured by portable storage containers of Mobile Attic.  The Purchaser has claimed damages for losses suffered on assumption of the loan as a result of the loan being under-collateralized due to the alleged overstatement of portable storage containers.

The Company has denied the allegations supporting Purchaser's claims. The financial records of Mobile Attic have been in the possession of Purchaser since Purchaser acquired the stock of Mobile Attic in early 2007 and are only available to the Company through discovery in the litigation. The Company is actively conducting discovery in defense of Purchaser's claims and has requested Purchaser to provide the financial information supporting the allegations made in its complaint.  Discovery has not been completed at this time.

Please refer to Note 8 to the Condensed Consolidated Financial Statements included herein for additional information regarding contingencies related to legal proceedings.

Item 1A.Risk Factors

As a “Smaller Reporting Company” we are not required to provide any disclosure under Item 1A.  In providing risk factors, we do not represent and no inference should be drawn that the disclosures provided comply with all requirements of Item 1A if we were subject to them.  Risk factors are events and uncertainties over which the Company has limited or no control and which can have a material adverse impact on our financial condition or results of operations.  We are subject to a variety of risk factors.  Our evaluation of the risk factors that we deem to be most material are summarized in Item 1A of the Company’s 2009 Annual Report on Form 10-K.  We work to actively manage these risks, but the reader should be cautioned that we are only able to mitigate the impact of most risk factors, not eliminate the risk.  Also, there may be other risks which we do not presently deem material that may become material in the future.

There has been no material changes in risk factors previously disclosed except for the risk associated with pending litigation related to Mobile Attic.  In the event of an adverse judgment, the judgment could pose limitations with regard to the liquidity and capital resources of the Company.  Also, while the Company is vigorously defending this action, we have limited access to historical financial records of Mobile Attic and its affiliated entities as the Company never had controlling interest in the entity.  The day to day accounting functions were performed by Mobile Attic management.  Access to financial records that are several years old are important to our defense of this matter and the financial records of Mobile Attic have been in the possession of the Purchaser since the Purchaser acquired the stock of Mobile Attic in early 2007 and are only available to the Company through discovery in the litigation.  Accordingly, the Company will have difficulty in predicting its exposure in this litigation before it is litigated or settled.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 5.  Other Information
None

Item 6.  Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K during the quarter ended September  30, 2010

Date of Report	Date Filed	Description

July 16, 2010	July 19, 2010	Press release, dated July 19, 2010, issued by The National Security Group, Inc.

August 13, 2010	August 13, 2010	Press release, dated August 13, 2010, issued by The National Security Group, Inc.

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

Dated: November 12, 2010