Form 10-K/A
period 2009-12-31
NATIONAL SECURITY GROUP INC
filed 2011-03-04
CIK 865058

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

This Form 10-K/A is filed to amend Item 6 and Item 8 of the Registrant's Form 10-K for the year ended December 31, 2009 (the "2009 10-K") to report that the financial statements included  in the 2009 Form 10-K for the year ended December 31, 2008 are unaudited.

The 2009 Form 10-K , as filed with the SEC on March 26, 2010, includes the audit report of the Registrant's independent auditors, Warren, Averett, Kimbrough & Marino LLC ("Warren Averett"), dated March 26, 2010, on the consolidated financial statements of the Registrant and its subsidiaries for the year ended December 31, 2009 and related financial schedules.  The report refers to the audit of the consolidated financial statements of Registrant and subsidiaries for the year ended December 31, 2008, that was performed by the Registrant's predecessor auditor, Barfield, Murphy, Shank, & Smith, P.C. ("Barfield Murphy").  By letter dated December 15, 2010, Registrant received the following comment from the staff of the Securities and Exchange Commission regarding the 2009 Form 10-K:

The audit report of Warren, Averett, Kimbrough & Marino, LLC references the report of another auditor for the year ended December 31, 2008.  Please file this report as reissued by the other auditor as required by Rule 2-05 of Regulation S-X.

Rule 2-05 of SEC Regulation S-X requires the separate report of the predecessor auditor to be filed in registrant's 2009 10-K.  Barfield Murphy has advised the Registrant that it is not able to reissue its audit report on the 2008 financial statements for inclusion in the 2009 10-K because it is no longer independent for the reasons described below.

Registrant is a party to certain litigation involving the 2007 sale of its investment in a 50% owned subsidiary, Mobile Attic, Inc.  As disclosed in Part II, Item 1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Registrant and the other then shareholders of Mobile Attic, Inc. sold 61% of its outstanding stock to Bagley Family Revocable Trust pursuant to a Stock Purchase Agreement executed in April 2007.  Under the terms of the Stock Purchase Agreement, the sellers made certain warranties regarding the financial condition of Mobile Attic, Inc. and agreed to jointly and severally indemnify purchaser for damages resulting from any breach of those warranties.  Barfield Murphy was the auditor for both the Registrant and also performed a separate audit for Mobile Attic, Inc. for the years ended December 31, 2006 and 2005.

On January 9, 2009, Bagley Family Revocable Trust filed a complaint against the other sellers of the stock of Mobile Attic, Inc. that included, among other claims, a claim for damages resulting from a breach of certain warranties regarding the financial statements of Mobile Attic, Inc. and regarding the financial condition of Mobile Attic, Inc.  The purchaser also included a complaint against Barfield Murphy for negligence in the preparation of the financial statements of Mobile Attic, Inc.  The purchaser did not name the Registrant in its complaint, but notified Registrant of a claim for indemnity for breach of warranty by separate letter in February 2009.  Registrant requested documentation supporting the indemnity claim in response to the letter; no documentation was provided.  In July 2009, Registrant filed a complaint in intervention in the Mobile Attic litigation requesting the Court to find that Registrant is not liable for indemnity under the Stock Purchase Agreement.  Registrant's complaint also included a third party claim against Barfield Murphy for indemnity for any liability sustained by Registrant in the litigation as a result of the negligence of Barfield Murphy in its audit of the financial statements of Mobile Attic, Inc.  In August 2010, Registrant amended its complaint to dismiss the claim against Barfield Murphy without prejudice, and Barfield Murphy has agreed to toll the statute of limitation as of the date Registrant filed its complaint.

Barfield Murphy has taken the position that it is not able to reissue its audit report on the 2008 consolidated financial statements for inclusion in the 2009 Form 10-K because it is no longer independent due to its adverse position with the Registrant in the Mobile Attic litigation.  Registrant believes that Barfield Murphy was independent at the time it issued its audit report, dated March 27, 2009, with respect to the consolidated financial statements for the year ended December 31, 2008.  Registrant's decision to intervene in the Mobile Attic litigation was made, and its claim against Barfield Murphy as the auditor of Mobile Attic, Inc. was first asserted, three months after the date of Barfield Murphy's audit report (March 27, 2009).

Due to the predecessor auditor’s refusal to reissue their audit report, registrant has engaged its current auditor, Warren Averett, to audit its 2008 consolidated financial statements.  Warren Averett did not audit the 2008 consolidated financial statements in connection with its audit of Registrant's 2009 consolidated financial statements; however, Warren Averett has advised Registrant that it should be able to perform an audit of the 2008 consolidated financial statements because it was able to perform such audit procedures as it deemed necessary to issue its 2009 audit report and because Warren Averett received cooperation from Barfield Murphy in making inquiries and reviewing work papers associated with Barfield Murphy's audit of the 2008 consolidated financial statements.

Registrant intends to file a subsequent amendment to the 2009 10-K to include its audited consolidated financial statements for the year ended December 31, 2008.  The Registrant usually releases its prior year earnings in February.  Although neither the Registrant nor Warren Averett expect any significant reclassifications or adjustments resulting from the audit of the 2008 consolidated financial statements, the Registrant will delay its release of earnings for the year ended December 31, 2010, to allow Warren Averett additional time to audit the 2008 consolidated financial statements and to complete its audit of the 2010 consolidated financial statements.  The earnings release will be distributed, and the 2010 Form 10-K will be filed, on or before March 31, 2011. The Registrant expects to file the 2009 Form 10-K amendment including the audited 2008 consolidated financial statements no later than March 31, 2011.

Except as otherwise expressly set forth herein, all of the information in this Form 10-K/A is as of March 26, 2010, the date the Company filed the 2009 10-K with the SEC. This Form 10-K/A continues to speak as of the date of the 2009 10-K and does not reflect any subsequent information or events other than as expressly set forth otherwise in this Form 10-K/A.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the 2009 10-K, including any amendments to those filings.  Among other things, forward-looking statements made in the 2009 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the 2009 10-K, other than this amendment.

Except as amended by this Form 10-K/A, the information contained in the 2009 10-K is unchanged and may be reviewed under the filing made on March 26, 2010.

Item 6.  Selected Financial Data

Selected financial information presented in the tables below is unaudited for the period ended December 31, 2008 and as of December 31, 2008.

Five-Year Financial Information:
(Amounts in thousands, except per share)

Operating results	2009	2008 (unaudited)	2007	2006	2005

Net premiums earned	$59,594	$56,264	$62,250	$58,874	$53,563
Net investment income	5,289	4,368	4,749	4,463	3,964
Net realized investment (losses) gains	357	(1,049)	1,493	2,565	3,493
Other income	764	1,107	1,071	1,211	1,416
Total revenues	$66,004	$60,690	$69,563	$67,113	$62,436

Net income (loss)	$4,224	$(5,204)	$6,040	$4,250	$1,558
Net income (loss) per share	$1.71	$(2.11)	$2.45	$1.72	$0.63

Other Selected Financial Data	2009	2008 (unaudited)	2007	2006	2005

Total shareholders' equity	$41,168	$34,648	$48,447	$45,379	$43,556
Book value per share	$16.69	$14.04	$19.64	$18.39	$17.66
Dividends per share	$0.600	$0.900	$0.900	$0.885	$0.865
Net change in unrealized
capital gains (net of tax)	$3,520	$(6,147)	$(664)	$(244)	$(2,544)
Total assets	$131,396	$124,890	$135,585	$134,911	$139,226

Quarterly Information:

	Premiums	Investment & Other Income	Realized Investment Gains (Losses)	Claims and Benefit Payments	Net Income (Loss)	Net Income (Loss) Per Share
2009
1st QTR	$15,220	$1,378	$1	$7,792	$1,481	$0.60
2nd QTR	15,373	1,566	(231)	11,314	92	0.04
3rd QTR	14,357	1,584	79	9,131	651	0.26
4th QTR	14,644	1,525	508	7,602	2,000	0.81
	$59,594	$6,053	$357	$35,839	$4,224	$1.71

2008 (unaudited)
1st QTR	$16,586	$1,642	$66	$10,560	$782	$0.32
2nd QTR	13,968	1,593	82	10,812	(36)	(0.01)
3rd QTR	11,707	1,586	(1,452)	15,795	(6,945)	(2.82
4th QTR	14,003	654	255	7,579	995	0.40
	$56,264	$5,475	$(1,049)	$44,746	$(5,204)	$(2.11

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	5

Consolidated Balance Sheets –
December 31, 2009 and 2008 (unaudited)	6

Consolidated Statements of Operations –
Years Ended December 31, 2009 and 2008 (unaudited)	8

Consolidated Statements of Shareholders’ Equity –
Years Ended December 31, 2009 and 2008 (unaudited)	9

Consolidated Statements of Cash Flows –
Years Ended December 31, 2009 and 2008 (unaudited)	10

Notes to Consolidated Financial Statements –
December 31, 2009	11

Financial Statement Schedules:

Schedule I. Summary of Investments Other Than Investments in Related Parties –
December 31, 2009 and 2008 (unaudited)	37

Schedule II. Condensed Financial Information of Registrant –
December 31, 2009 and 2008 (unaudited)	38

Schedule III. Supplementary Insurance Information –
December 31, 2009 and 2008 (unaudited)	42

Schedule IV. Reinsurance –
Years Ended December 31, 2009 and 2008 (unaudited)	43

Schedule V. Valuation and Qualifying Accounts –	44
Years Ended December 31, 2009 and 2008 (unaudited)

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

See accompanying notes to consolidated financial statements

The National Security Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Dollars in thousands
	except per share amounts)
	Year Ended December 31,
	2009	2008
REVENUES		(unaudited)
Net premiums earned	$59,594	$56,264
Net investment income	5,289	4,368
Net realized investment gains (losses)	357	(1,049)
Other income	764	1,107
	66,004	60,690

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	35,839	44,746
Amortization of deferred policy acquisition costs	3,673	4,344
Commissions	7,863	8,262
General and administrative expenses	10,396	8,558
Taxes, licenses and fees	1,631	1,447
Interest expense	1,126	1,147
	60,528	68,504

Income (Loss) Before Income Tax Expense (Benefit)	5,476	(7,814)

INCOME TAX EXPENSE (BENEFIT)
Current	1,136	(3,495)
Deferred	116	885
	1,252	(2,610)

Net Income(Loss)	$4,224	$(5,204)

Net Earnings (Loss) Per Common Share	$1.71	$(2.11)

 See accompanying notes to consolidated financial statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Paid-in
	Total	Income (Loss)	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2007	$ 48,447	$-	$36,165	$ 4,864	$ 2,467	$4,951
Comprehensive loss:
Net loss for 2008	(5,204)	(5,204)	(5,204)	-	-	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of ($978)	(6,147)	(6,147)	-	(6,147)	-	-
Unrealized loss on interest rate swap	(228)	(228)	-	(228)	-	-
Comprehensive loss		(11,579)
Cash dividends ($0.90 per share)	(2,220)		(2,220)	-	-	-
Balance at December 31, 2008 (unaudited)	34,648		28,741	(1,511)	2,467	4,951
Comprehensive income:
Net income for 2009	4,224	4,224	4,224	-	-	-
Other comprehensive income, net of tax
Unrealized gain on securities, net
of reclassification adjustment of $282	3,520	3,520	-	3,520	-	-
Unrealized gain on interest rate swap	256	256	-	256	-	-
Comprehensive income		8,000
Cash dividends ($0.60 per share)	(1,480)		(1,480)	-	-	-

Balance at December 31, 2009	$ 41,168		$31,485	$ 2,265	$ 2,467	$4,951

See accompanying notes to consolidated financial statements.

The National Security Group, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars in thousands) Year ended December 31,
	2009	2008
Cash flows from operating activities:		(unaudited)

Net income (loss)	$4,224	$(5,204)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	229	409
Increase in cash surrender of company owned life insurance	(740)	543
Net realized (gains) losses on investments	(357)	1,049
Deferred income taxes	116	(885)
Amortization of deferred policy acquisition costs	3,673	4,344
Changes in assets and liabilities:
Change in receivable for securities	417	(513)
Change in accrued investment income	2	(10)
Change in reinsurance recoverable	3,362	(3,229)
Policy acquisition costs deferred	(4,058)	(5,176)
Change in accrued income taxes	2,432	(3,400)
Change in prepaid reinsurance premiums	(10)	(2)
Change in net policy liabilities and claims	(1,738)	8,105
Change in other liabilities	1,284	(2,204)
Other, net	(113)	281

Net cash provided by (used in) operating activities	8,723	(5,892)

Cash flows from investing activities:
Purchases of:
Available-for-sale securities	(30,594)	(22,514)
Trading securities and short-term investments	(141)	(154)
Real estate held for investment	(66)	(446)
Company owned life insurance	(2,500)	(2,500)
Other invested assets	(108)	(3,714)
Property and equipment	(116)	(368)
Proceeds from sale or maturities of:
Held-to-maturity securities	4,926	6,377
Available-for-sale securities	22,830	28,938
Trading securities and short-term investments	20	1,165
Real estate held for investment	19	720
Other invested assets	732	1,259
Other	(589)	(58)

Net cash (used in) provided by investing activities	(5,587)	8,705
Cash flows from financing activities:
(Repayment of) Proceeds from short-term debt	-	(900)
Change in other policyholder funds	3	35
Dividends paid	(1,480)	(2,220)

Net cash used in financing activities	(1,477)	(3,085)

Net increase (decrease) in cash	1,659	(272)

Cash at beginning of year	3,027	3,299
Cash at end of year	$4,686	$3,027

See accompanying notes to consolidated financial statements.

*References to 2008 balances in the following notes to consolidated financial statements are unaudited.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

NOTE 2 – VARIABLE INTEREST ENTITIES – CONTINUED

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

NOTE 9 – NOTES PAYABLE AND LONG-TERM DEBT – CONTINUED

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

NOTE 13 –  REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS – CONTINUED

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

NOTE 16 – CONTINGENCIES – CONTINUED

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

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
(Dollars in Thousands)

	December 31, 2009			December 31, 2008 (unaudited)

			Amount per			Amount per
		Fair	the Balance		Fair	the Balance
	Cost	Value	Sheet	Cost	Value	Sheet
Securities Held-to-Maturity:

United States government . . . . . . . . . . .	$441	$455	$441	$4,387	$4,435	$4,387
States, municipalities and
political subdivisions . . .	2,139	2,182	2,139	2,141	2,161	2,141
Mortgage backed securities . . . . . . . . . . .	3,175	3,251	3,175	4,087	4,066	4,087
Private label mortgage backed securities . . . . .	187	192	187	249	248	249
Industrial and Miscellaneous . . . . . . . . .	-	-	-	88	85	88
Total Securities Held-to-Maturity . . . . . . .	5,942	6,080	5,942	10,952	10,995	10,952

Securities Available-for-Sale:

Equity Securities:
Banks and insurance companies . . . . . .	1,489	989	989	1,256	1,699	1,699
Industrial and all other . . . . . . . . . . . . . .	4,362	8,046	8,046	4,211	5,870	5,870
Total equity securities . . . . . . . . . . . . .	5,851	9,035	9,035	5,467	7,569	7,569

Debt Securities:
United States government . . . . . . . . . . .	9,532	9,713	9,713	9,551	9,983	9,983
States, municipalities and
political subdivisions . . .	15,641	15,516	15,516	13,401	12,607	12,607
Mortgage backed securities . . . . . . . . . . .	8,203	8,320	8,320	11,101	11,334	11,334
Private label mortgage backed securities . . . . .	9,634	8,896	8,896	6,590	5,223	5,223
Public Utilities . . . . . . . . . . . . . . . . . . .	-	-	-	549	554	554
Industrial and Miscellaneous . . . . . . . . .	26,786	27,824	27,824	20,604	18,406	18,406
Total Debt Securities . . . . . . . . . . . . . .	69,796	70,269	70,269	61,796	58,107	58,107

Total Available-for-Sale . . . . . . . . .	75,647	79,304	79,304	67,263	65,676	65,676

Total Securities . . . . . . . . . . . . . . ..	81,589	85,384	$85,246	78,215	76,671	76,628
Trading securities. . . . . . . . . . . . . . . . .. . . . . . .	314	374	374	354	253	253
Receivable for securities. . . . . . . . . . . . .	96	96	96	513	513	513
Mortgage loans on real estate . . . . . . . . . . . . .	1,041	1,041	1,041	502	502	502
Investment real estate . . . . . . . . . . . . . . . . . . . .	4,815	4,815	4,815	4,754	4,754	4,754
Policy loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,018	1,018	1,018	968	968	968
Company owned life insurance. . . . . . . . . . . . . .	5,000	5,197	5,197	2,500	1,957	1,957
Other invested assets. . . . . . . . . . . . . . . . . . . .	3,933	3,933	3,933	4,557	4,557	4,557
Total investments . . .	$97,806	$101,858	$101,720	$92,363	$90,175	$90,132

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2009	2008
Assets		(unaudited)
Cash	$382	$454
Investment in subsidiaries (equity method)
eliminated upon consolidation	51,658	45,380
Other assets	2,866	2,269

Total Assets	$54,906	$48,103

Liabilities and Shareholders' Equity
Accrued general expenses	$1,366	$1,083
Notes payable	12,372	12,372

Total Liabilities	13,738	13,455

Total Shareholders' Equity	41,168	34,648

Total Liabilities and Shareholders' Equity	$54,906	$48,103

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME (LOSS)
(Amounts in thousands)
	Years Ended
	December 31,
	2009	2008
Income		(unaudited)

Dividends (eliminated upon consolidation)	$2,800	$-
Other income	52	119
	2,852	119

Expenses
State taxes	1	1
Other expenses	2,154	1,300
	2,155	1,301
Income before income taxes and equity in
undistributed earnings (loss) of subsidiaries	697	(1,182)
Income tax (benefit) expense	(711)	(437)

Income (loss) before equity in undistributed earnings (loss)
of subsidiaries	1,408	(745)
Equity in undistributed (losses) earnings of subsidiaries	2,816	(4,459)

Net (loss) income	$4,224	$(5,204)

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:		(unaudited)
Net income (loss)	$4,224	$(5,204)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	(2,816)	4,459
Change in other assets	(539)	3,246
Change in accrued general expenses	539	(659)
Net cash provided by
operating activities	1,408	1,842

Cash flows from investing activities:
Net cash provided by investing activities	-	-
Net cash provided by
investing activities	-	-

Cash flows from financing activities:
Cash dividends	(1,480)	(2,220)
Net cash used in
financing activities	(1,480)	(2,220)

Net (decrease) increase in cash and cash equivalents	(72)	(378)

Cash at beginning of year	454	832

Cash at end of year	$382	$454

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

At December 31, 2008 (unaudited):
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

For the year ended December 31, 2008 (unaudited):
Life and accident and health insurance	$6,956	$1,940	$60	$5,027	$1,522	$1,614
Property and casualty insurance . . . . . .	49,308	2,309	1,047	39,719	11,084	6,722
Other . . . . . . . . .	-	119	-	-	-	222
Total . . . .. . . .	$56,264	$4,368	$1,107	$44,746	$12,606	$10,005

Note: Investment income and other operating expenses are reported separately by segment and not allocated.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Amounts in thousands)

					Percentage
		Ceded	Assumed		of Amount
	Gross	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2009
Life insurance in force . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$215,028	$12,034	$-	$202,994	0.00%

Premiums:
Life insurance and accident and health insurance . . . . . . . . . . . . .	7,247	48	-	7,199	0.00%
Property and casualty insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . .	59,213	6,818	-	52,395	0.00%

Total premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$66,460	$6,866	$-	$59,594	0.00%

For the year ended December 31, 2008 (unaudited):
Life insurance in force . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$214,160	$10,115	$-	$204,045	0.00%

Premiums:
Life insurance and accident and health insurance . . . . . . . . . . . . .	7,003	47	-	6,956	0.00%
Property and casualty insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . .	55,866	6,558	-	49,308	0.00%

Total premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$62,869	$6,605	$-	$56,264	0.00%

The National Security Group, Inc

Schedule V. Valuation and Qualifying Accounts
Years ended December 31, 2009 and 2008

	2009	2008
	(Dollars in thousands)	(unaudited)

Balance, January 1	$59	$110
Additions	0	0
Deletions	59	51

Balance, December 31	$0	$59

Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:

Report of Independent Registered Public Accounting Firm (2009)

Consolidated Statements of Operation – Years ended December 31, 2009 and 2008 (unaudited)

Consolidated Balance Sheets – December 31, 2009 and 2008 (unaudited)

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2009 and 2008 (unaudited)

Consolidated Statements of Cash Flows – Years ended December 31, 2009 and 2008 (unaudited)

Consolidated Notes to the Financial Statements (2009 and 2008(unaudited))

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

**Certifications listed below will be filed with the final 10-K/A the Registrant will file to comply with SEC reporting requirements.

31.1  Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted
     Pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002 (not attached, to be filed by amendment in a subsequent Form 10-K/A)

31.2      Certification of Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted
     Pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002 (not attached, to be filed by amendment in a subsequent Form 10-K/A)

         32.      Certification Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section
    1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (not attached, to be filed by amendment in a subsequent Form 10-K/A)

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

Date: March 4, 2011