Form 10-K/A
period 2009-12-31
NATIONAL SECURITY GROUP INC
filed 2011-03-31
CIK 865058

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Documents Incorporated by Reference

Annual Report of The National Security Group, Inc. on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 26, 2010

Explanatory Note

This Amendment number 2 on Form 10-K/A amends the annual report of The National Security Group, Inc. (the “Company”) on Form 10-K/A -1 for the fiscal year ended December 31, 2009 as amended by the Form 10-K/A-1, as filed with the Securities and Exchange Commission on March 4, 2011.  This amendment is being filed primarily to include the Company’s audited consolidated financial statements for the year ended December 31, 2008 and accompanying report of Warren, Averett, Kimbrough & Marino, LLC (WAKM), which references their audit of the Company’s 2008 consolidated financial statements.

Due to the predecessor auditor’s refusal to reissue their audit report, registrant engaged its current auditor, WAKM to audit its 2008 consolidated financial statements.  Registrant has filed this amendment to the 2009 10-K to include its audited consolidated financial statements for the year ended December 31, 2008.  There are no significant reclassifications or adjustments resulting from the audit of the 2008 consolidated financial statements.

Except as otherwise expressly set forth herein and in registrant’s amendment on Form 10-K/A-1 filed with the SEC on March 4, 2011, all of the information in this Form 10-K/A-2 is consistent with filing dated  March 26, 2010, the date the Company originally filed the 2009 10-K with the SEC. This Form 10-K/A-2 continues to speak as of the date of the 2009 10-K and does not reflect any subsequent information or events other than as expressly set forth otherwise in this Form 10-K/A-2.  Accordingly, this Form 10-K/A-2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the 2009 10-K, including any amendments to those filings.  Among other things, forward-looking statements made in the 2009 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the 2009 10-K, other than this amendment.

Except as amended by the Form 10-K/A-1 and this Form 10-K/A-2, the information contained in the 2009 10-K is significantly unchanged and may be reviewed in conjunction with the filing made on March 26, 2010.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.
Elba, Alabama

We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 8, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Warren, Averett, Kimbrough & Marino, LLC

Birmingham, Alabama
March 31, 2011

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

See accompanying notes to consolidated financial statements

The National Security Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Dollars in thousands
	except per share amounts)
	Year Ended December 31,
	2009	2008
REVENUES
Net premiums earned	$59,594	$56,264
Net investment income	5,289	4,368
Net realized investment gains (losses)	357	(1,049)
Other income	764	1,107
	66,004	60,690

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	35,839	44,746
Amortization of deferred policy acquisition costs	3,673	4,344
Commissions	7,863	8,262
General and administrative expenses	10,396	8,558
Taxes, licenses and fees	1,631	1,447
Interest expense	1,126	1,147
	60,528	68,504

Income (Loss) Before Income Tax Expense (Benefit)	5,476	(7,814)

INCOME TAX EXPENSE (BENEFIT)
Current	1,136	(1,725)
Deferred	116	(885)
	1,252	(2,610)

Net Income(Loss)	$4,224	$(5,204)

Net Earnings (Loss) Per Common Share	$1.71	$(2.11)

 See accompanying notes to consolidated financial statements

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Paid-in
	Total	Income (Loss)	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2007	$ 48,447	$-	$36,165	$ 4,864	$ 2,467	$4,951
Comprehensive loss:
Net loss for 2008	(5,204)	(5,204)	(5,204)	-	-	-
Other comprehensive loss, net of tax
Unrealized loss on securities, net
of reclassification adjustment of ($978)	(6,147)	(6,147)	-	(6,147)	-	-
Unrealized loss on interest rate swap	(228)	(228)	-	(228)	-	-
Comprehensive loss		(11,579)
Cash dividends ($0.90 per share)	(2,220)		(2,220)	-	-	-
Balance at December 31, 2008	34,648		28,741	(1,511)	2,467	4,951
Comprehensive income:
Net income for 2009	4,224	4,224	4,224	-	-	-
Other comprehensive income, net of tax
Unrealized gain on securities, net
of reclassification adjustment of $282	3,520	3,520	-	3,520	-	-
Unrealized gain on interest rate swap	256	256	-	256	-	-
Comprehensive income		8,000
Cash dividends ($0.60 per share)	(1,480)		(1,480)	-	-	-

Balance at December 31, 2009	$ 41,168		$31,485	$ 2,265	$ 2,467	$4,951

See accompanying notes to consolidated financial statements.

The National Security Group, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars in thousands) Year ended December 31,
	2009	2008
Cash flows from operating activities:

Net income (loss)	$4,224	$(5,204)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	229	409
Increase in cash surrender of company owned life insurance	(740)	543
Net realized (gains) losses on investments	(357)	1,049
Deferred income taxes	116	(885)
Amortization of deferred policy acquisition costs	3,673	4,344
Changes in assets and liabilities:
Change in receivable for securities	417	(513)
Change in accrued investment income	2	(10)
Change in reinsurance recoverable	3,362	(3,229)
Policy acquisition costs deferred	(4,058)	(5,176)
Change in accrued income taxes	2,432	(3,400)
Change in prepaid reinsurance premiums	(10)	(2)
Change in net policy liabilities and claims	(1,738)	8,105
Change in other liabilities	1,284	(2,204)
Other, net	(113)	405

Net cash provided by (used in) operating activities	8,723	(5,768)

Cash flows from investing activities:
Purchases of:
Available-for-sale securities	(30,594)	(22,514)
Trading securities and short-term investments	(141)	(909)
Real estate held for investment	(66)	(446)
Company owned life insurance	(2,500)	(2,500)
Other invested assets	(108)	(3,170)
Property and equipment	(116)	(368)
Proceeds from sale or maturities of:
Held-to-maturity securities	4,926	6,377
Available-for-sale securities	22,830	28,938
Trading securities and short-term investments	20	1,795
Real estate held for investment	19	720
Other invested assets	732	716
Other	(589)	(58)

Net cash (used in) provided by investing activities	(5,587)	8,581
Cash flows from financing activities:
(Repayment of) Proceeds from short-term debt	-	(900)
Change in other policyholder funds	3	35
Dividends paid	(1,480)	(2,220)

Net cash used in financing activities	(1,477)	(3,085)

Net increase (decrease) in cash	1,659	(272)

Cash at beginning of year	3,027	3,299
Cash at end of year	$4,686	$3,027

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

NOTE 8 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company incurred $-0- and $52,000 in interest and penalties as of  December 31, 2009 and December 31, 2008, respectively. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2006. The Internal Revenue Service completed an examination during 2008 of the Company’s 2005 Federal Income Tax Return.  No material adjustments were made as a result of this examination.  No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.  Tax returns have been filed through the year 2008.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.   The Company recognized a net deferred tax liability position of $61,000 in 2009 and a net deferred tax asset position of $1,839,000 in 2008.

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

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes.  The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Year ended December 31,
	2009	2008

Federal income tax rate applied to pre-tax income	$1,862	$(2,657)
Dividends received deduction and tax-exempt interest	(201)	(233)
Company owned life insurance	(252)	185
Small life deduction	(145)	(169)
Other, net	(12)	264

Federal income tax expense (benefit)	$1,252	$(2,610)

The appropriate income tax effects of changes in temporary differences are as follows:

	Year ended December 31,
	2009	2008

Deferred policy acquisition costs	$131	$261
Other-than-temporary impairments	233	(734)
Unearned premiums	71	(362)
General insurance expenses	(366)	69
Depreciation	8	(40)
Claim liabilities	39	(79)

	$116	$(885)

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

NOTE 18 – SUBSEQUENT EVENTS

There were no subsequent events to the filing of the Company’s original Form 10-K for the year ended December 31, 2009 other than updates related to the litigation involving the 2007 sale of its investment in a 50% subsidiary, Mobile Attic, Inc. referenced in Note 16 above.  Under the terms of the Stock Purchase Agreement, the Purchaser paid the Company $2,700,000 for 45% of the total outstanding stock of Mobile Attic and paid the other Sellers $960,000 for an additional 16% of the total outstanding stock in Mobile Attic, thus obtaining a controlling interest of 61% of the outstanding stock.  The Stock Purchase Agreement also required the Purchaser as a condition to the transaction to cause the Company to be released from its guaranty of a bank loan to Mobile Attic having an outstanding principal balance of approximately $9,400,000.  The bank loan was secured by portable storage containers of Mobile Attic.   The Sellers made certain warranties to the Purchaser in the Stock Purchase Agreement regarding the financial condition of Mobile Attic and agreed to jointly and severally indemnify the Purchaser for any damages resulting from a breach of any of the warranties.

On January 9, 2009, Mobile Attic, MA Manufacturing Company, Inc., and Purchaser initiated an action against Peter Cash, Cash Brothers Leasing, Inc., Bridgeville Trailers, Inc., and Barfield, Murphy, Shank & Smith, P.C. in United States District Court for the Middle District of Alabama. In the complaint, Plaintiffs asserted, among other claims, a claim for damages resulting from a breach of certain of the warranties regarding the financial statements of Mobile Attic and other financial information provided by Mobile Attic.  Purchaser then notified the Company of its claim for breach of warranty under the Stock Purchase Agreement and requested indemnity from the Company.

The Purchaser has asserted that the Company is jointly and severally liable with the other Sellers (whom the Company believes have limited resources) for all losses suffered by Purchaser as a result of Sellers' misrepresentations.  Purchaser claims that the misrepresentations caused Purchaser to purchase the stock of Mobile Attic, Inc. with the result that Sellers should be liable for all of Purchaser's losses resulting from the transaction, which include the value paid for the stock of Mobile Attic, Inc., the losses suffered on the assumption of the bank loan, the operating losses funded by Purchaser after the transaction, and attorneys' fees incurred by Purchaser to enforce its claim for indemnity.

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

On August 13, 2009, the Court granted the Company's motion to intervene.  The parties have conducted initial discovery in this action, and at the request of the Court, each party filed an amended complaint on or before August 23, 2010.  The Purchaser has asserted counterclaims against the Company for losses incurred as a result of failure to disclose material facts or alleged innocent, negligent or reckless false representations made to induce Purchaser to enter into the Stock Purchase Agreement, breach of the Stock Purchase Agreement and indemnification of Purchaser's losses and damages as a result of the breach of representations and warranties in the Stock Purchase Agreement. .

The Company has denied the allegations supporting Purchaser's claims.  The financial records of Mobile Attic have been in the possession of Purchaser since Purchaser acquired the stock of Mobile Attic in early 2007 and are only available to the Company through discovery in the litigation.  The Company is actively conducting discovery in defense of Purchaser's claims and has requested Purchaser to provide the financial information supporting the allegations made in its complaint.  Discovery has not been completed at this time.  The Company believes that the Purchaser's claim for damages is unreasonable and excessive even if the Purchaser is able to prove the alleged misrepresentations in Mobile Attic's financial statements.  Given the difficulty in obtaining access to the Mobile Attic financial records and the fact that discovery is ongoing, the Company is unable to predict the amount of the ultimate liability that the Company may have if the Purchaser is successful in this litigation.

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

For the year ended December 31, 2008:
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

Consolidated Notes to the Financial Statements (2009 and 2008)

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

Date: March 31, 2011