Form 10-K
period 2010-12-31
NATIONAL SECURITY GROUP INC
filed 2011-03-31
CIK 865058

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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

Large accelerated filer      Accelerated filer     Non-accelerated filer    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $18,515,280

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the period covered by this report.
Class	Outstanding March 26, 2011
Common Stock, $1.00 par value	2,466,600 shares

DOCUMENTS INCORPORATED BY REFERENCE

1. 2.
Definitive proxy statement for the 2011 Annual Meeting of Stockholders to be held May 20, 2011 is incorporated by reference into Part III of this report.  The proxy statement will be filed no later than 120 days from December 31, 2010.

Current Report on form 8-K for event occurring on March 31, 2011 is incorporated into Part IV of this report.

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

▪
The Company is subject to the risk of adverse settlements or judgments resulting from litigation of contested claims.  It is difficult to predict or quantify the expected results of litigation because the outcome depends on decisions of the court and jury that are based on facts and legal arguments presented at the trial.

Industry Segment and Geographical Area Information

Property and Casualty Insurance Segment

The Company’s property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. This segment will be referred to throughout this report as NSFC, property-casualty segment or P&C segment.  NSFC is licensed to write insurance in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia, and operates on a surplus lines basis in the states of Louisiana, Missouri, and Texas. Omega is licensed to write insurance in Alabama and Louisiana.  The following table indicates allocation percentages of direct written premium by state for the two years ended December 31, 2010 and 2009:

State	Percent of Direct Written Premium
	2010	2009
Alabama	27.59%	32.53%
Arkansas	6.82%	7.61%
Georgia	6.94%	6.34%
Louisiana	19.39%	14.24%
Mississippi	15.93%	16.43%
South Carolina	9.62%	9.59%
Florida	0.15%	0.18%
Missouri	0.83%	0.93%
Oklahoma	4.05%	3.98%
Tennessee	5.92%	5.94%
Texas	2.76%	2.23%
	100.00%	100.00%

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

The following table sets forth the premiums earned and pre-tax income during the periods reported for the property and casualty insurance segment:

	Year Ended December 31
	(Amounts In Thousands)
	2010	2009
Net premiums earned:
Fire, Allied lines and Homeowners	$48,271	$49,311
Automobile	4,984	2,205
Other	981	879
	$54,236	$52,395

Income (Loss) before taxes	$7,331	$6,617

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

The following Loss Reserve Re-estimates table illustrates the change over time of the net reserves established for property-liability insurance claims and claims expense at the end of the last 10 calendar years.  The first section shows the reserves as originally reported at the end of the stated year.  The second section, reading down, shows retroactive re-estimates of the original recorded reserve as of the end of each successive year.  These re-estimates are the result of the Company’s expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The third section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that year’s reserve liability.  The last section compares the latest re-estimated reserve to the reserve originally established and indicates whether the original reserve was adequate to cover the estimated costs of unsettled claims.  The Loss Reserve Re-estimates table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods.  Company management believes that the reserves established at the end of 2010 are adequate.  However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate.  Due to the relatively short tail nature of the property and casualty subsidiaries’ claim liabilities, the Company does not discount loss reserves for the time value of money.  Dollar amounts are in thousands.

		2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Gross unpaid losses per
Consolidated Balance Sheet		$15,409	$11,489	$11,513	$11,343	$13,094	$19,511	$12,498	$11,973	$14,436	$12,646	$13,184
Ceded reserves		(3,092)	(2,396)	(1,555)	(1,232)	(2,611)	(8,560)	(1,783)	(555)	(2,421)	(549)	(1,329)
Net unpaid losses		$12,317	$9,093	$9,958	$10,111	$10,483	$10,951	$10,715	$11,418	$12,015	$12,097	$11,855

Cumulative net payments:	1 year later	$3,907	$3,362	$4,342	$5,567	$5,584	$7,384	$6,438	4,797	5636	5349
	2 years later	5,643	4,416	5,520	6,765	7,006	9,063	8,103	6,496	6,350
	3 years later	6,359	5,076	5,865	7,038	7,521	10,198	9,652	6,767
	4 years later	6,737	5,221	5,945	7,274	7,811	11,439	10,094
	5 years later	6,837	5,106	6,136	7,351	8,018	11,763
	6 years later	6,731	5,164	6,167	7,390	8,006
	7 years later	6,773	5,180	6,183	7,398
	8 years later	6,789	5,193	6,192
	9 years later	6,822	5,195
	10 years later	6,822

Net Liability re-estimated:	1 year later	8,847	6,805	7,334	9,186	9,042	11,844	11,817	9,046	9438	8621
	2 years later	7,863	6,017	7,165	8,607	9,118	11,827	11,061	8,739	7916
	3 years later	7,460	5,856	6,906	8,098	8,669	12,161	11,121	7,739
	4 years later	7,236	5,699	6,509	7,863	8,404	12,337	10,792
	5 years later	7,240	5,436	6,499	7,629	8,274	12,178
	6 years later	6,995	5,413	6,313	7,570	8,135
	7 years later	6,961	5,297	6,314	7,484
	8 years later	6,897	5,308	6,278
	9 years later	6,928	5,260
	10 years later	6,878

Net cumulative redundancy (deficiency)		$5,439	$3,833	$3,680	$2,627	$2,348	$(1,227)	$(77)	$3,679	$4,099	3,476

Our reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

For the Years Ended December 31,
	2010		2009
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
	*Loss and LAE reserves are in thousands
↓10.0%	$11,866	↑3.07%	$11,381	↑3.07%
↓ 7.5%	12,195	↑2.30%	11,698	↑2.30%
↓ 5.0%	12,525	↑1.54%	12,014	↑1.54%
↓ 2.5%	12,854	↑0.77%	12,330	↑0.77%
Reported	13,184	-	12,646	-
↑ 2.5%	13,514	↓ 0.77%	12,962	↓ 0.77%
↑ 5.0%	13,843	↓ 1.54%	13,278	↓ 1.54%
↑ 7.5%	14,173	↓ 2.30%	13,594	↓ 2.30%
↑10.0%	14,502	↓ 3.07%	13,911	↓ 3.07%

While our reserve estimates have had more significant variability in the past, we believe that the scenarios presented above are most reasonably likely as our methodology has become more seasoned, and we have maintained continuity of staff involved in the reserving process.

Life Insurance Segment

National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947, conducts the Company’s life insurance business.  This segment will be referred to throughout this report as NSIC, Life Company, or Life segment.  NSIC is licensed to write insurance in six states: Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas.  The following table indicates NSIC’s percentage of direct premiums collected by state for the two years ended December 31, 2010 and 2009:

State	Percentage of Total Direct Premiums
	2010	2009
Alabama	57.41%	57.02%
Georgia	20.94%	21.54%
Mississippi	9.99%	10.20%
South Carolina	7.62%	7.09%
Texas	2.60%	1.59%
Florida	1.44%	2.56%
	100.00%	100.00%

NSIC has two primary methods of distribution of insurance products, home service (career) agents and independent agents.  The home service distribution method of life insurance products accounts for 32.3% of total premium revenue in the life insurance segment.   Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent.  The home service distribution method has been the Company’s primary method of distribution since the founding of NSIC in 1947.  However, over the past ten years, the Company has placed its primary emphasis for future growth on alternative methods of distribution.  The Company employed nine career agents and one regional manager as of December 31, 2010.  The independent agent distribution method accounts for 64.9% of total premium revenue in the life insurance segment.  Since NSIC began marketing life, accident and health products through independent agents in 1999, this distribution channel has become the Company’s fastest growing and primary method of distribution.  Approximately 270 agents of the Company’s independent agents produced new business during 2010.  The remaining 2.8% of premium revenue consists of the following:  a book of business acquired from a state guaranty association in 2000 (1%), premium generated through direct sales of school accident insurance (.1%), and other miscellaneous business serviced directly through the home office (1.7%).

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

The following table displays a schedule of 2010 life segment premium produced by product and distribution method (dollars in thousands):

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$92	$-	$68
Ordinary	1,870	3,022	(74)
Group Life	-	13	67
A&H Group	-	-	87
A&H Other	309	1,527	46
Total Premium by Distribution Method	$2,271	$4,562	$194

The following table sets forth certain information with respect to the development of the Life Company’s business:

	Year Ended December 31
	(Amounts In Thousands)
	2010	2009
Life insurance in force at end of period:
Ordinary-whole life	$173,200	$168,400
Term life	23,700	25,000
Industrial life	20,900	21,600
Other	-	-
	$217,800	$215,000

Life insurance issued:
Ordinary-whole life	$47,000	$39,000
Term life	-	-
Industrial life	-	-
Other	-	-
	$47,000	$39,000

Net premiums earned:
Life insurance	$5,058	$5,282
Accident and health insurance	1,969	1,917
	$7,027	$7,199

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

Investments

A significant percentage of the total income for the Company is tied to the performance of its investments.  Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company.  Our investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities.  At December 31, 2010, investments comprise 80% of total assets and investment income (including realized gains) comprises 10% of total revenues evidencing the significant impact investments can have on financial results.   Because the Company’s insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements.  The Company’s investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

Marketing and Distribution

As mentioned earlier in this report, NSIC products are marketed through a field force of agents who are employees of the Life Company and through a network of independent agents.  The Company’s use of independent agents is expected to be more cost effective in the long term and has become the fastest growing method of distribution over the past decade.  In an effort to boost productivity and better educate agents on the products and services of NSIC, the Life Company marketing team travels extensively throughout our service areas holding training sessions for agents.  We also offer our best agents the opportunity to periodically attend retreats to network with the home office staff that help serve them and our policyholders.  In addition, the retreat provides agents with additional knowledge of the products we offer, and serves as a forum for feedback on how we can better serve our agency force and policyholders.

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

Agents receive compensation for their sales efforts.  In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission.  Commissions paid by NSIC in 2010 averaged approximately 8% of premiums.  Commissions paid by NSFC in 2010 averaged approximately 14% of premiums.  During 2010, one independent agent, First Premium Insurance Group (FPIG), accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries.  The net earned premium from FPIG in 2010 totaled $6,986,000 or 12.9% of total P&C segment net earned premium.   NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business.  This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2010, NSIC employed nine career agents and one regional manager.  NSIC also had approximately 270 independent agents actively producing new business.

At December 31, 2010, NSFC had contracts with approximately 1,500 independent agencies in eleven states.

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

NSFC and Omega’s primary insurance products are dwelling fire, homeowners, including mobile homeowners, and private passenger auto coverage.  Dwelling fire and homeowners, collectively referred to as the dwelling property line of business, is the largest segment of property and casualty operations composing 89% of total property and casualty premium revenue.  We focus on providing niche insurance products within the markets we serve.  We are in the top twenty dwelling property insurance carriers in our two largest states, Alabama and Mississippi.  However, due to the large concentration of business among the top five carriers our total market share in the dwelling fire line of business is approximately 3% in Alabama and 2% in Mississippi.   In the homeowners line of business our market share in both Alabama and Mississippi is less than 1%.The homeowners markets are even more concentrated with the top three homeowners carriers in both Alabama and Mississippi controlling over 50% of the market share.

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

Our insurance subsidiaries are subject to various statutory restrictions and limitations relating to the payment of dividends or distributions to stockholders.  The restrictions are generally based on certain levels of surplus, net income or operating income as determined by statutory accounting practices.  Alabama law permits dividends in any year which, together with other dividends made within the preceding 12 months that do not exceed the greater of (1) 10% of statutory surplus as of the end of the preceding year or (2) for property and casualty insurers, statutory net income for the preceding year or for life companies, statutory net gain from operations for the preceding year.  Dividends in excess of the restricted amounts are payable only after obtaining regulatory approval.  Future dividends from the insurance subsidiaries may be limited by business or regulatory considerations.  The Company relies on the ability of the insurance subsidiaries to pay dividends to fund quarterly stockholder dividends and for payment of most operating expenses of the group, including interest and principal payments on debt.  We are not currently under any regulatory dividend limitations that may limit our liquidity in the Company with regard to payment of routine obligations.  Further discussion of dividend payment capacity of subsidiaries can be found in Note 13 of the Consolidated Financial Statements included herein.

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC).  These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio.  The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized.  Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer’s assets, including investments and an insurer’s liabilities.  Risk based capital rules provide for different levels of action depending on the ratio of a company’s total adjusted capital to its “authorized control level” RBC.  Based on calculations made by each of our insurance subsidiaries at December 31, 2010, each subsidiary exceeds any levels that would require regulatory actions.

A.M. Best Rating

A.M. Best Company is a leading provider of insurance company financial strength ratings and insurance company issuer credit ratings.  Best’s financial strength ratings and issuer credit ratings provide an independent opinion based on comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  The Company currently has an issuer credit rating of “bb” with a negative outlook.  The property and casualty companies currently carry an A.M. Best group financial strength rating of B++ (Good) with a negative outlook.  This rating of B++ has remained the same for the past twelve years.  The property and casualty group maintains an issuer credit rating of “bbb” with a negative outlook.  The standalone financial strength rating for property and casualty subsidiary Omega One is currently B+ (Good) and Omega’s issuer credit rating is “bbb-“.  National Security Insurance Company maintains a company specific financial strength rating of B (Fair) with a stable outlook and an issuer credit rating of “bb” with a stable outlook.  A.M. Best maintained a negative outlook on the property and casualty and group ratings citing uncertainty related to the Company’s exposure to pending legal actions regarding the sale of its investment in Mobile Attic, Inc. in 2007.  See Note 16 to the Consolidated Financial Statements and the Management Discussion and Analysis included herein for additional information on this matter.  For the latest ratings, access www.ambest.com.

Employees

The Company itself has no management or operational employees. Instead, all human resource activities are within subsidiary National Security Insurance Company.  NSIC employed 147 staff members as of December 31, 2010.  The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with The National Security Insurance Company whereby the Company and the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. The Company, through NSIC, is represented by 9 employee agents in Alabama.  The Company’s property and casualty subsidiaries had approximately 1,500 independent (non-employee) agents producing business at December 31, 2010.  We consider our employee relations to be good.

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

Reinsurance

Both insurance subsidiaries customarily reinsure with other insurers certain portions of the insurance risk.  The primary purpose of such reinsurance arrangements is to enable the Company to limit its risk on individual policies, and in the case of property insurance, limit its risk in the event of a catastrophe in various geographic areas.  A reinsurance arrangement does not discharge the issuing company from primary liability to the insured, and the issuing company is required to discharge its liability to the insured even if the reinsurer is unable to meet its obligations under the reinsurance arrangements.  Reinsurance, however, does make the reinsurer liable to the issuing company to the extent of any reinsurance in force at the time of the loss.  Reinsurance arrangements also decrease premiums retained by the issuing company since that company pays the reinsuring company a portion of total premiums based upon the amount of liability reinsured.  NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured.  NSFC and Omega generally reinsure with third-parties any liability in excess of $225,000 on any single policy.  In addition, the property and casualty subsidiaries have catastrophe excess reinsurance, which provided protection in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane.  In 2010, the property and casualty subsidiaries had catastrophe protection up to a $72.5 million aggregate loss.  Under the property and casualty subsidiaries reinsurance arrangement in force during 2010, the Company retained the first $3.5 million of insured losses from any single catastrophic event.  The next $17.5 million in insured losses from any single event was 95% reinsured with the Company’s net retention being 5%.  The third layer of reinsurance protection provided coverage for 100% of insured losses exceeding $17.5 million and up to $42.5 million.  The fourth layer of reinsurance protection provided coverage for 100% of insured losses in excess of $42.5 million up to $72.5 million.  The amount of catastrophe reinsurance protection purchased by the Company was based on computer modeling of actual Company exposure.  The Company generally seeks catastrophe protection for scenarios based on the computer modeling that mitigates losses up to a near term 1 in 100 year event, further described as an amount at which the probability of not exceeding is not less than 99%.  NSFC and Omega had a provision for one reinstatement (coverage for two catastrophic events) during 2010.

Our inability to procure reinsurance, primarily catastrophe reinsurance, could adversely impact our ability to maintain our level of premium revenue.  The increased frequency of catastrophic events also increases our cost of reinsurance pressuring the profit margins of our insurance products.  It is generally cost prohibitive to maintain deductibles below levels currently in place.  Our current $3.5 million catastrophe deductible will materially adversely impact underwriting results earnings in years in which we incur losses from a major hurricane.

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

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies.  These reserves are calculated to be sufficient to meet policy and contract obligations as they arise.  Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued.  As of December 31, 2010, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $30.8 million.  We believe, based on current available information, reserves for future policy benefits are adequate.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance.  Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported.  The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims.  Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits.  The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates.  The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy.  As of December 31, 2010, the property and casualty subsidiaries had reserves for unpaid claims of approximately $13.2 million before subtracting unpaid claims, due from reinsurers of $1,329,000 leaving net unpaid claims of $11.9 million.  The reserves are not discounted for the time value of money.  No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2010 or 2009.  The Company believes, based on current available information, such reserves are adequate to provide for settlement of claims.

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

Financial Ratings

The insurance subsidiaries are rated by AM Best Company, an insurance company-rating agency.  NSFC is rated B++ (Good), Omega is rated B+ (Good) and NSIC is rated B (Fair) by AM Best Company.  A downgrade in our AM Best ratings could adversely impact our ability to maintain existing business or generate new business.  See page 12 of this Form 10-K for additional information on our current A.M. Best rating.

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

Most states have enacted legislation or adopted administrative rules and regulations covering such matters as the acquisition of control of insurance companies, transactions between insurance companies and the persons controlling them.  The National Association of Insurance Commissioners has recommended model legislation on these subjects and all states where the Company’s subsidiaries transact business have adopted, with some modifications, that model legislation.  Among the matters regulated by such statutes are the payments of dividends.  These regulations have a direct impact on the Company since its cash flow is substantially derived from dividends from its subsidiaries and adverse operating results in the insurance subsidiaries or the development of significant additional obligations in the holding company could adversely impact liquidity at the holding company level.  Statutory limitations of dividend payments by subsidiaries are disclosed in Note 13 of the accompanying Consolidated Financial Statements.

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

Impact of economic and credit market conditions on our investments

Our investment portfolio is exposed to economic and financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities.  Events that  unfolded in the latest recession  had a material impact on the valuations of our investments.   Economic and credit market conditions during the recession adversely affected the ability of some issuers of investment securities to repay their obligations and affected and may further affect the values of investment securities.  If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.

Litigation

As described in Item 3 of this report, the Company is a party to litigation involving the sale of its stock in Mobile Attic, Inc.  The claim against the Company asserts that the financial statements of Mobile Attic, Inc. were not accurate at the time of the sale.  The accounting functions were performed by management of Mobile Attic, Inc., and the financial records of Mobile Attic, Inc. have been in the possession and control of the purchaser of the stock since the transaction occurred in April 2007.  Access to the financial records is important to the defense of this case, and the financial records are only available to the Company through discovery in the litigation.  Accordingly, the Company will have difficulty in predicting whether and the extent to which it has liability in this litigation.  The litigation involves claims of a significant amount against the Company.  If the Company is found to be liable for the amount claimed, the liability to pay the claim could have an adverse effect on the Company's liquidity and capital resources.

Dependence of the Company on Dividends from Insurance Subsidiaries

The Company is an insurance holding company with no significant operations and limited outside sources of income.  The primary asset of the Company is its stock in the insurance subsidiaries.  The Company relies on dividends from the insurance subsidiaries in order to pay operating expenses and to provide liquidity for the payment of dividends to shareholders.  The ability of the insurance subsidiaries to pay dividends is subject to regulatory restrictions discussed in detail in Note 13 of the consolidated financial statements included herein.  Should the insurance subsidiaries become subject to restrictions imposed by insurance regulations regarding the payment of dividends, the ability of the Company to pay expenses, meet debt service requirements and pay cash dividends to shareholders could be adversely impacted. Additionally, should business conditions in the current economic environment persist or deteriorate, we could be forced to further limit or suspend dividend payments in order to protect our capital position.

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

Debt covenants

Should we become unable to remain current on interest payments on our long term debt, under our debt covenants we would be forced to suspend the payment of dividends to stockholders until interest payments are current.

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

Item 1B.  Unresolved Staff Comments

As a smaller reporting company, the Company is not required to furnish the information required in Item 1B.

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

We also own approximately 100 acres of undeveloped commercial real estate in Greenville, Alabama.  We sell undeveloped lots from this development and the development has no depreciable improvements.

Capitalized along with the cost of the timberland and the Greenville property are site preparation costs, including clearing, filling and leveling of land.  There are no improvements such as paving, parking lots or fencing that would be recorded as land improvements and depreciated over the appropriate useful life.

Item 3.  Legal Proceedings

In April 2007, the Company sold substantially all of its 50% interest in a subsidiary, Mobile Attic, Inc., to Bagley Family Revocable Trust (the "Purchaser").  The Company, Peter L. Cash and Russell L. Cash (collectively the "Sellers") sold to Purchaser 61% of the outstanding stock of Mobile Attic under the terms of a Stock Purchase Agreement dated April 5, 2007, executed by Sellers, Mobile Attic and Purchaser's assignor, James W. Bagley (the "Stock Purchase Agreement").  Under the terms of the Stock Purchase Agreement, the Sellers made certain warranties to Purchaser regarding the financial condition of Mobile Attic and agreed to jointly and severally indemnify Purchaser for any damages resulting from a breach of any of the warranties.

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

Please refer to Note 16 to the Consolidated Financial Statements included herein for additional information regarding contingencies related to legal proceedings.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Company is traded in the NASDAQ Global Market.  Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ).  The trade symbol is NSEC.

The following table sets forth the high and low sales prices per share, as reported by NASDAQ during the period indicated:

	Stock Closing Prices
	High	Low
2010
First Quarter	$14.00	$11.10
Second Quarter	13.63	11.49
Third Quarter	13.35	10.00
Fourth Quarter	12.67	10.00

2009
First Quarter	$7.14	$5.87
Second Quarter	10.85	6.76
Third Quarter	9.08	7.50
Fourth Quarter	11.10	7.61

Shareholders
The number of shareholders of the Company’s common stock was approximately 1,300, and the Company had 2,466,600 shares of common stock outstanding on March 26, 2011.

Dividends
The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

Dividends
Per Share
2010
First Quarter	$0.15
Second Quarter	$0.15
Third Quarter	$0.15
Fourth Quarter	$0.15

2009
First Quarter	$0.15
Second Quarter	$0.15
Third Quarter	$0.15
Fourth Quarter	$0.15

Discussion regarding dividend restrictions may be found on page 37 of the Managements’ Discussion and Analysis as well as in Note 13 of the consolidated financial statements.

The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions.  Total shareholder dividends paid in 2010 totaled $1,480,000.  Dividends from the insurance subsidiaries are subject to approval of the regulator in the state of domicile, the Alabama Department of Insurance.

There is a present expectation that dividends will continue to be paid in the future but future dividends are dependent on future earnings, the Company’s financial condition and other factors evaluated periodically by management and the Board of Directors.

Item 6.  Selected Financial Data

Under smaller reporting company rules we are not required to disclose information required under Item 6.  However, in order to provide information to our investors, we have elected to provide certain selected financial data.

Five-Year Financial Information:
(Amounts in thousands, except per share)

Operating results	2010	2009	2008	2007	2006

Net premiums earned	$61,263	$59,594	$56,264	$62,250	$58,874
Net investment income	5,089	5,289	4,368	4,749	4,463
Net realized investment (losses) gains	1,879	357	(1,049)	1,493	2,565
Other income	1,161	764	1,107	1,071	1,211
Total revenues	$69,392	$66,004	$60,690	$69,563	$67,113

Net income (loss)	$3,265	$4,224	$(5,204)	$6,040	$4,250
Net income (loss) per share	$1.32	$1.71	$(2.11)	$2.45	$1.72

Other Selected Financial Data	2010	2009	2008	2007	2006

Total shareholders' equity	$43,710	$41,168	$34,648	$48,447	$45,379
Book value per share	$17.72	$16.69	$14.04	$19.64	$18.39
Dividends per share	$0.600	$0.600	$0.900	$0.900	$0.885
Net change in unrealized
capital gains (net of tax)	$847	$3,520	$(6,147)	$(664)	$(244)
Total assets	$136,867	$131,396	$124,890	$135,585	$134,911

                              Quarterly Information:
	Premiums	Investment & Other Income	Realized Investment Gains (Losses)	Claims and Benefit Payments	Net Income (Loss)	Net Income (Loss) Per Share
2010
1st QTR	$15,038	$1,625	$669	$8,473	$1,894	$0.77
2nd QTR	15,903	1,451	689	11,061	814	0.33
3rd QTR	15,248	1,434	75	10,096	223	0.09
4th QTR	15,074	1,740	446	9,401	334	0.13
	$61,263	$6,250	$1,879	$39,031	$3,265	$1.32

2009
1st QTR	$15,220	$1,378	$1	$7,792	$1,481	$0.60
2nd QTR	15,373	1,566	(231)	11,314	92	0.04
3rd QTR	14,357	1,584	79	9,131	651	0.26
4th QTR	14,644	1,525	508	7,602	2,000	0.81
	$59,594	$6,053	$357	$35,839	$4,224	$1.71

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSG) and its subsidiaries.  We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies.  In general the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required.  In accordance with the scaled disclosure requirements, this discussion covers the two year period ended December 31, 2010.

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

Summary of Consolidated Results of Operations

Condensed revenue and income information follows:

	Year
	Ended December 31,
	2010	2009
Premium Earned	$61,263,000	$59,594,000
Investment Income	5,089,000	5,289,000
Realized Investment Gains	1,879,000	357,000
Other Income	1,161,000	764,000
Total Revenues	69,392,000	66,004,000
Net Income	$3,265,000	$4,224,000

Net Income Per Share	$1.32	$1.71

For the year ended December 31, 2010 total revenues were $69,392,000 compared to $66,004,000 for the same period last year; an increase of 5.1%.   Earned premium increases in the P&C segment as well as the increase in net realized investment gains were the primary contributing factors to the increase in total revenue for 2010 over 2009.

The Company ended 2010 with net income totaling $3,265,000 compared to $4,224,000 in 2009.  The Company ended 2010 with net income per share of $1.32 compared to $1.71 in 2009.  An 8.9% increase in policyholder benefits was the primary factor contributing to the decrease in net income.  For the year 2010, policyholder benefits were 63.7% of earned premium compared to 60.1% in 2009, an increase of 3.6 percentage points.  Increased accident and health claims in the Life Segment contributed approximately one percentage point to the increase while increased homeowners and auto claims in the P&C segment account for most of the remaining increase.

Results of Operations for Years Ended December 31, 2010 and 2009

The Company ended 2010 with premiums earned totaling $61,263,000 compared to $59,594,000 for the same period last year.  Premium revenue is generated from our two operating segments: P&C segment and Life segment.  The P&C segment accounts for approximately 89% of total premium revenue while our Life segment contributes the remaining 11%.  The P&C segment operates in personal lines insurance products primarily generating premium revenue from dwelling fire, allied lines and homeowners policies.  Our Life segment produces premium revenue primarily from whole life, accident and critical illness insurance policies.

Net investment income totaled $5,089,000 in 2010 compared to $5,289,000 in 2009; a decrease of $200,000.  We currently hold $5,000,000 in company owned life insurance (COLI).  The change in value related to this investment led to investment income totaling $323,000 in 2010 compared to $740,000 for the same period last year.  The reduction in COLI income was the primary reason for the overall decrease in investment income.  Invested assets were up 7.8% at December 31, 2010 compared to December 31, 2009.  The increase in invested assets, primarily in fixed income investments, led to higher interest income from the portfolio and partially offset the decrease in income from COLI.

Net realized investment gains totaled $1,879,000 in 2010 compared to $357,000 in 2009.  The primary reason for the increase was favorable market conditions coupled with an increase in sales of securities in the P&C portfolio.  The most significant contributions were from the sale of four bonds and three common stocks totaling $395,000 and $759,000, respectively.  The realized gains from these seven securities accounted for approximately 76% of the increase in 2010 compared to 2009.

Other income was $1,161,000 as of December 31, 2010 compared to $764,000 for the same period last year; a $397,000 increase.  Other income consists primarily of billing, payment and policy fees related to the issuance of our property and automobile insurance policies in the P&C segment as well as miscellaneous income.  The primary reason for the $397,000 increase was an increase in fee income related to a rise in policy issuance in the automobile program in the P&C segment during 2010.

Policyholder benefits paid or provided increased 8.9%, ending 2010 at $39,031,000 compared to $35,839,000 for the same period last year.  Policyholder benefits as a percentage of net premiums earned totaled 63.71% for the year in 2010 compared to 60.14% in 2009.  The primary reason for the $3,192,000 increase was higher claims activity in the P&C segment associated with an increase in fire related losses primarily homeowners lines of business coupled with increase claims in the auto line of business.  Fire losses incurred in the homeowners programs totaled $9,113,000 in 2010 compared to $7,097,000 in 2009; an increase of 2,016,000 or 28.4%.  The increase in fire losses incurred in 2010 compared to fire losses incurred in 2009 in the above mentioned lines of business accounted for 63.2% of the overall increase in policyholder benefits costs.  In addition, the personal lines automobile program ended 2010 with incurred losses and incurred loss adjustment expenses of $4,661,000 compared to $1,596,000 for the same period last year; an increase of $3,065,000.  The auto program also experienced significant revenue growth during the year, partially contributing to the increased frequency of claims.  However, the loss and adjustment expense ratio increased over 30 percentage points in 2010 compared to 2009.  To stem losses in the auto program, we implemented significant rate increases in late 2010 which had an immediate impact of decreasing new business production and is expected to ultimately decrease the loss ratio on the program.

The previously mentioned increases in policyholder benefit expense were partially offset by a decline in wind losses related to storm activity in the P&C segment.  Although both 2010 and 2009 were impacted by ten non-hurricane catastrophic weather related events, losses from these storms totaled $1,704,000 in 2010 compared to $2,328,000 in 2009; a decrease of $624,000.

General and administrative expenses increased $276,000 in 2010 compared to the same period last year.  The primary factor contributing to the increase in general expenses was an increase in litigation related defense costs associated with the Company’s sale of an investment in Mobile Attic in 2007.

Taxes, licenses and fees were $2,081,000 in 2010, up 27.6% compared to $1,631,000 for the same period last year.  Taxes, licenses and fees were 3.4% of premiums earned for the year 2010 compared to 2.74% in 2009.  An increase in premium revenue in the auto program was a primary factor contributing to the increase in tax expense.

Interest expense increased $30,000 in 2010 compared to 2009.  The increase in interest expense was primarily associated with the interest on a revolving line of credit maintained in our holding company.

The Company incurred income tax expense totaling $1,372,000 compared to $1,252,000 in 2009.  Income tax expense as a percent of income before taxes was 29.59% in 2010 compared to 22.86% in 2009.  The most significant factor contributing to the increase in the effective tax rate was a decline in income from company owned life insurance.

Due to the increase in policyholder benefit expenses as well as an increase in taxes, licenses and fees, the Company ended 2010 with net income of $3,265,000, down 22.7% from $4,224,000 for the same period last year.

Stockholder Equity and Book Value per Share

Stockholders equity for the year ended December 31, 2010 was $43,710,000 compared to $41,168,000 at December 31, 2009, an increase of $2,542,000 or 6.2%.  The change in stockholders equity is composed of dividends paid to shareholders of $1,480,000 and net income of $3,265,000 as well as accumulated other comprehensive income, primarily increases in accumulated unrealized capital gains, totaling $847,000 and unrealized losses on interest rate swap totaling $90,000.  Year-end book value per share, defined as stockholders equity divided by common shares outstanding of 2,466,600, was $17.72 at December 31, 2010 compared to $16.69 at December 31, 2009.

Industry Segment Data

Certain financial information for The National Security Group’s two operating segments (Life segment, Property and Casualty segment) and holding company level expenses is summarized as follows (amounts in thousands):

Premium revenues:
	2010	%	2009	%

Life, accident and health insurance	$7,027	11.47%	$7,199	12.08%
Property and casualty insurance	54,236	88.53%	52,395	87.92%
	$61,263	100.00%	$59,594	100.00%

The property and casualty segment composed 88.53% of total premium revenue in 2010 compared to 87.92% in 2009.  The property and casualty segment is primarily composed of dwelling fire, allied lines and homeowners lines of business.  The life segment composed 11.47% of premium revenue in 2010 compared to 12.08% in 2009 with revenue produced primarily from life insurance products.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses) associated with the insurance holding company.

Life and Accident and Health Insurance Operations:

Our life segment is the smaller of our insurance segments contributing 11.5% of total insurance premium revenue in 2010 and 12.1% in 2009.  Premium revenues and operating income for the life segment for the years ended December 31, 2010 and 2009 are summarized below (amounts in thousands):

	2010	2009
REVENUE
Net premiums earned	$7,027	$7,199
Net investment income	2,116	2,114
Net realized investment gains	420	234
Other income	3	3
	9,566	9,550

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	5,286	4,931
Amortization of deferred policy acquisition costs	590	276
Commissions	552	546
General and administrative expenses	2,166	2,543
Insurance taxes, licenses and fees	387	244
Interest expense	65	49
	9,046	8,589

Income Before Income Taxes	520	961

INCOME TAX EXPENSE
Current	190	105
Deferred	458	392
	648	497

NET INCOME	$(128)	$464

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009:

NSIC premium accounted for 11.5% of total consolidated premium revenue for 2010.  As mentioned above, NSIC operates using two primary methods of distribution: home service employee agents and independent agents.  While the company has used the traditional home service distribution method since its founding in 1947, the independent agent distribution method has become the largest source of renewal business and new business production over the past decade.  For 2010, the home service and independent agent distribution methods accounted for 32.3% and 64.9%, respectively of NSIC premium revenue.

NSIC ended 2010 with premium revenue of $7,027,000 compared to $7,199,000 for the same period last year; a decrease of 2.4%.  The $172,000 decrease in premium revenue was primarily due to the decline in ordinary business related to the home service distribution method.  Premium revenue declined 5.6% in 2010 compared to the same period last year.  Partially offsetting this decline was an 8.7% increase in A&H premium revenue produced by the independent agent distribution method.

Net investment income totaled $2,116,000 as of December 31, 2010 compared to $2,114,000 for the same period last year. Investment income in NSIC is generated from securities held in our investment portfolio as well as mortgage and policy loan interest.  Investment income remained virtually unchanged increasing $2,000 in 2010 compared to 2009.

NSIC ended 2010 with net realized investment gains totaling $420,000 compared to $234,000 in 2009.  The primary reason for the improved results in the current year was the lack of other-than-temporary impairment losses compared to the $293,000 in other-than-temporary impairment losses recognized during 2009.

Policyholder benefit expenses increased $355,000 ending 2010 at $5,286,000 compared to $4,931,000 for the same period last year.  The primary reason for the increase was an increase in claims incurred related to supplemental accident and health claim benefits in 2010 compared to 2009.

General and administrative expenses decreased $377,000 while deferred policy acquisition costs (DAC) increased $314,000 in 2010 compared to 2009.  One reason for the decline in general and administrative expenses was the absence of a bonus accrual in 2010 compared to 2009, which accounted for approximately 25% of the decrease.  In addition, software expenses in the Life segment decreased $142,000 compared to the same period last year and accounted for another 38% of the overall decrease in general and administrative expenses compared to the same period last year.

Life segment incurred income tax expenses totaled $648,000 compared to $497,000 in 2009.  Income tax expense increased due to the impact of the small life deduction on capital gains.

NSIC ended 2010 with a year to date net loss of $128,000 compared to net income of $464,000 for the same period last year.  The decrease in premium revenue coupled with the increase in policyholder benefit expense, deferred policy acquisition costs and tax expense were the primary reasons for the net loss in 2010 compared to the net income in 2009.

Property & Casualty Operations:

Property and casualty operations constitute our largest segment composing 88.5% and 87.9% of our total premium revenue in 2010 and 2009, respectively.  Premium revenues and operating income for the P&C segment for the years ended December 31, 2010 and 2009 are summarized below:

	2010	2009
REVENUE
Net premiums earned	$54,236	$52,395
Net investment income	2,900	3,125
Net realized investment gains	1,352	120
Other income	1,158	761
	59,646	56,401

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	33,745	30,908
Amortization of deferred policy acquisition costs	3,354	3,397
Commissions	7,319	7,317
General and administrative expenses	6,203	6,775
Insurance taxes, licenses and fees	1,694	1,387
	52,315	49,784

Income Before Income Taxes	7,331	6,617

INCOME TAX EXPENSE
Current	1,294	1,369
Deferred	529	97
	1,823	1,466

NET INCOME	$5,508	$5,151

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009:

Property and casualty segment premium revenue for 2010 was $54,236,000 compared to $52,395,000 for the same period last year; an increase of 3.5%.  The primary reasons for the increase in premium revenue in 2010 compared to 2009 were the growth of the automobile line of business in addition to moderate rate increases related to our property programs in our largest states.

Production of premium revenue in the P&C segment is primarily driven by our dwelling fire, allied lines and homeowner lines of business.  The following table provides net premiums earned by line of business:

	Net Premium Earned	% of NPE	Net Premium Earned	% of NPE
Line of Business	2010	2010	2009	2009
Dwelling Fire/Allied Lines	$24,217,000	44.7%	$25,524,000	48.7%
Homeowners	24,054,000	44.3%	23,787,000	45.4%
Ocean Marine	981,000	1.8%	879,000	1.7%
Private Passenger Automobile	4,483,000	8.3%	1,586,000	3.0%
Commercial Automobile	501,000	0.9%	619,000	1.2%
	$54,236,000	100.0%	$52,395,000	100.0%

In our fire/allied lines and homeowners lines of business, we have slowed our rate of growth through a combination of rate increases, stricter underwriting standards and fewer appointments of new agents.  These efforts have been undertaken in an effort to improve underwriting profitability, particularly in our homeowners line of business.  The full effect of these efforts was not realized in 2010 as only our dwelling fire/allied lines program produced an underwriting profit.  However, we expect the changes implemented, while continuing to slow top line revenue growth should lead to improved underwriting results in future periods.

Also, during 2010, we experienced rapid growth in our personal lines auto program.  This program is composed primarily of non-standard auto policies with the largest concentration of business in the state of Louisiana.  Due to early unfavorable underwriting results, we implemented significant rate increases in Louisiana in the second half of 2010.  The rate adjustments will slow the production of new business in Louisiana going forward but is expected to help reduce underwriting losses.

Net investment income totaled $2,900,000 in 2010 compared to $3,125,000 in 2009; a decrease of $225,000.  The decrease in investment income in the P&C segment was primarily attributable to decline in investment income associated with the investment of the cash value of company owned life insurance (COLI).  Investment income from COLI totaled $323,000 in 2010 compared to $740,000 in 2009.

The P&C segment ended 2010 with realized capital gains totaling $1,352,000 compared to $120,000 for the same period last year.  The most significant contributions were from the sale of four bonds and three common stocks totaling $395,000 and $759,000, respectively.  The realized gains from these seven securities accounted for approximately 94% of the increase in 2010 compared to 2009.  The P&C segment was not impacted by the write-down of other-than-temporary impairments in 2010; however, other-than-temporary impairment losses totaled $151,000 in 2009.  For information regarding management’s method of determining investment impairment, please see Note 4.

Other income was $1,158,000 in 2010 compared to $761,000 for the same period last year; a $397,000 increase.  Other income consists primarily of fees related to the issuance of our property and automobile insurance policies as well as miscellaneous income.  The primary reason for the $397,000 increase was policy fee income related to the automobile program.  The fees associated with the automobile business totaled $340,000 in 2010 compared to $145,000 in 2009; an increase of $195,000.  The increase in policy fees associated with the automobile line of business accounted for 49.1% of the total increase in other income in 2010 compared to 2009.

Policyholder benefit expenses were $33,745,000 in 2010, up $2,837,000 from $30,908,000 for the same period last year.  The primary reasons for the increase were fire losses in the homeowners lines of business as well as the surge in claims frequency related to the growth of the automobile program.    Fire losses incurred in 2010 in the homeowners line of business totaled $9,113,000, a 28.4% increase from fire losses incurred during 2009 which totaled $7,097,000.

The personal lines automobile program ended 2010 with incurred losses and incurred loss adjustment expenses of $4,661,000 compared to $1,596,000 for the same period last year; an increase of $3,065,000. The auto program also experienced significant revenue growth during the year partially contributing to the increased frequency of claims.  However, the loss and adjustment expense ratio increase over 30 percentage points in 2010 compared to 2009.  In order to stem losses in the auto program, we implemented significant rate increases in late 2010 which had an immediate impact of decreasing new business production and is expected to decrease the loss ratio on the program.

Partially offsetting the previously mentioned increases in policyholder benefit expense was a decline in wind losses related to storm activity in the P&C segment.  Although both 2010 and 2009 were impacted by ten non-hurricane catastrophic weather related events, losses from these storms totaled $1,704,000 in 2010 compared to $2,328,000 in 2009; a decrease of $624,000.

We routinely evaluate our claims frequency and severity statistics in order to better understand the nature of our risks and aid in the loss reserve liability evaluation process.  Claims frequency is a measure of the number of claims incurred during a measurement period regardless of amount.  Claims severity is a measure of the average dollar amount of claims during a measurement period.  During 2010, tornado and storm related frequency was below levels we experienced throughout 2009.  Although the P&C segment experienced losses from ten weather related events classified as catastrophes during 2010 and 2009, incurred losses from the current year storms totaled $1,704,000 compared to $2,328,000 in the prior year; a 26.8% decrease.  The average severity per  claim related to the ten non-hurricane catastrophes affecting the P&C companies during 2010 and 2009 totaled approximately $,3500  and $2,500, respectively per claim.

The P&C segment continued to be involved in litigation pertaining to claims from Hurricane Katrina which impacted our coverage areas in Louisiana and Mississippi in August 2005.  During 2008, the cumulative claims associated with Hurricane Katrina breached the $37,500,000 million upper limit of the reinsurance agreement in effect during 2005.  As of December 31, 2010, cumulative claims incurred related to Hurricane Katrina exceeded the reinsurance upper limit by $1,467,000.  Although the reinsurance for this catastrophe has been exhausted and the ultimate outcome of the remaining open claims is unknown, the company believes it maintains adequate reserves for the 53 open claims based on information available at the present time.

During 2010, the P&C segment experienced adverse development related to claims from Hurricane Ike which impacted our coverage areas in September 2008.  Cumulative incurred losses related to Hurricane Ike totaled $5,866,000 as of December 31, 2010 compared to $4,843,000 for the same period last year; an increase of $1,023,000.  The company has met its catastrophe reinsurance deductible with regard to Ike and is still well within the upper limits of reinsurance coverage for this hurricane covering 95% of the amounts incurred and therefore expects a minimal additional net development with regard to this hurricane.

There was no significant change in deferred policy acquisition costs which totaled $3,354,000 in 2010 (6.18% of premium revenue) compared to $3,397,000 in 2009 (6.48% of premium revenue).  Deferred policy acquisition cost consists of amortization of previously capitalized distribution costs; primarily commissions.

Commission expense for 2010 totaled 13.49% of premium revenue compared to 13.97% of premium revenue in 2009.  Commission expenses totaled $7,319,000 in 2010 compared to $7,317,000 in 2009; a .03% increase.  During 2009, a new profit sharing bonus calculation was implemented which reduced commission expense and led to the comparable and virtually unchanged results between 2010 and the prior year.

General and administrative expenses totaled $6,203,000, or 11.4% of premium revenue in 2010 compared to $6,775,000, or 12.9% of premium revenue, in 2009.  The primary reason for the decline in general and administrative expenses was the absence of a bonus accrual in 2010 compared to $364,000 accrued in 2009.

Insurance taxes, licenses and fees were $1,694,000 in 2010 compared to $1,387,000 for the same period last year.  Insurance taxes, licenses and fees were 3.1% of premium revenue in 2010 compared to 2.6% in 2009.  An increase in the mix of business in states with higher premium taxes was the primary factor leading to the increase in taxes, licenses and fees.

The P&C segment ended 2010 with income tax expense of $1,823,000 compared to $1,466,000 in 2009.  The effective tax rate for 2010 was 25% compared to 22% in 2009 primarily due to less income from tax free bonds and tax free income from COLI in 2010 compared to 2009.

The combined ratio was 96% in 2010 compared to 95% in 2009.  The increase in fire losses in the dwelling fire and homeowners lines of business combined with the increase in incurred losses in the automobile program adversely impacted the combined ratio in 2010.

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

The results of these ratios for the past two years were:

	2010	2009
Loss and LAE Ratio	62.0%	59.0%
Underwriting Expense Ratio	34.0%	36.0%
Combined Ratio	96.0%	95.0%

Maintaining a combined ratio below 100%, which indicates that the company is making an underwriting profit, depends upon many factors including hurricane activity in the Gulf of Mexico and the southern Atlantic coast, strict underwriting of risks, and adequate and timely premium rates.  A major hurricane hitting the coast of Alabama, Georgia, South Carolina, Mississippi, Louisiana, or Texas could cause the combined ratio to fluctuate materially from prior years.  The property and casualty subsidiaries maintain catastrophe reinsurance to minimize the effect of a major catastrophe; however prohibitive catastrophe reinsurance costs associated with maintaining lower deductibles prevent us from further mitigating hurricane risks.

During 2010, the P&C segment experienced an increase of one percentage point in the combined ratio.  The primary reasons for the increase were a $2,384,000 increase in fire related losses primarily in the homeowners line of business as well as the $3,065,000 increase in losses incurred related to the automobile program.  However, the negative impact of these claim expenses was partially offset by the $624,000 decrease in tornado and storm related losses incurred in the dwelling fire program in 2010 compared to 2009.

Non-insurance Operations:

	2010	2009
REVENUE
Net premiums earned	$-	$-
Net investment income	73	50
Net realized investment gains	107	3
Other income	-	-
	180	53

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	-	-
Amortization of deferred policy acquisition costs	-	-
Commissions	-	-
General and administrative expenses	2,303	1,078
Insurance taxes, licenses and fees	-	-
Interest expense	1,091	1,077
	3,394	2,155

Loss Before Income Taxes	(3,214)	(2,102)

INCOME TAX BENEFIT
Current	(818)	(338)
Deferred	(281)	(373)
	(1,099)	(711)

NET LOSS	$(2,115)	$(1,391)

The non-insurance operations of the Company consist of our parent company, The National Security Group, Inc.   The National Security Group has no material sources of revenue and relies almost entirely on dividends from subsidiaries to pay expenses.  Dividends from subsidiaries are subject to insurance department approval and are subject to statutory restrictions.  Dividends are eliminated upon consolidation of the subsidiaries in the audited financials included herein.  The expenses of the group consist of expenses associated with the public listing of our stock, taxes and fees, and directors’ fees.  The single most significant recurring expense of the group is interest expense associated with $12,372,000 in debt.  This debt is composed of two trust preferred securities offerings, the first being $9,279,000 issued in the December 2005 and the second being $3,093,000 issued in June 2007.  The primary use for these proceeds was to add capital to the property and casualty subsidiaries following the hurricanes of 2004 and 2005.  Total interest expense for the Group associated with these borrowings in 2010 was $1,091,000 compared to $1,077,000 in 2009.  Defense cost related to matters disclosed in note 16 of the consolidated financial statements, was the most significant factor impacting the increase in general expenses.

Investments:

The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities.  At December 31, 2010, the company’s holdings in debt securities amounted to 76.1% of total investments and 60.9% of total assets.  The following is a breakdown of the bond portfolio quality according to the nationally recognized rating organization equivalents of Standard and Poor’s:

Bond Portfolio Ratings

S&P or Equivalent Ratings	% of Total Bond Portfolio
AAA	44.77%
AA+	10.94%
AA	4.21%
AA-	7.30%
A+	3.49%
A	7.02%
A-	4.77%
BBB+	3.62%
BBB	4.21%
BBB-	5.81%
Below Investment Grade	3.86%

A summary of debt and equity securities available-for-sale with unrealized losses as of December 31, 2010 along with related fair value, aggregated by length of time that the investments have been in a continuous unrealized loss position follows:

	(Dollars in thousands)				December 31, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$4,504	$112	$250	$7	$4,754	$119	11
Mortgage backed securities	1,909	104	-	-	1,909	104	8
Private label mortgage backed
securities	2,463	46	3,591	361	6,054	407	12
Obligations of state and
political subdivisions	8,216	612	1,304	127	9,520	739	34
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	4,020	172	-	-	4,020	172	9
Equity securities	264	10	903	435	1,167	445	3
	$21,376	$1,056	$6,048	$930	$27,424	$1,986	77

Other than temporary impairments and credit quality

At December 31, 2010, 3.98% of total investments in the fixed income portfolio were classified as below investment grade.  Management has evaluated each security in a significant unrealized loss position.  No OTTI were recorded for the year ended December 31, 2010.  For the year ended December 31, 2009, $443,000 in OTTI was recorded by the Company.  Of the securities in loss positions, management believes based on current information, that no ultimate loss will be realized on the securities.  Most unrealized losses in the fixed income portfolio are interest rate and market driven as opposed to credit quality driven.  The Company has no material direct exposure to sub-prime mortgage loans. With respect to equity securities in a loss position, management evaluated financial information on each company and reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were  temporary impairments.

The amortized cost and aggregate fair value of debt securities at December 31, 2010, by contractual maturity, are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$1,020	$1,027
Due after one year through five years	10,790	11,727
Due after five years through ten years	28,122	29,353
Due after ten years	37,187	36,361

Total	$77,119	$78,468

Held-to-maturity securities:
Due in one year or less	$500	$504
Due after one year through five years	300	308
Due after five years through ten years	1,738	1,827
Due after ten years	2,421	2,505

Total	$4,959	$5,144

The amortized cost and aggregate fair values of investments in securities at December 31, 2010 and December 31, 2009 are as follows:

	(Dollars in thousands)
	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$22,405	$1,666	$119	$23,952
Mortgage backed securities	7,053	326	104	7,275
Private label mortgage backed securities	13,313	200	407	13,106
Obligations of states and political subdivisions	18,902	252	739	18,415
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	15,446	446	172	15,720
Total fixed maturities	77,119	2,890	1,541	78,468
Equity securities	5,478	4,014	445	9,047

Total	$82,597	$6,904	$1,986	$87,515

Held-to-maturity securities:
Mortgage backed securities	$2,669	$126	$1	$2,794
Private label mortgage backed securities	118	4	-	122
Obligations of states and political subdivisions	1,837	48	12	1,873
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	335	20	-	355

Total	$4,959	$198	$13	$5,144

	(Dollars in thousands)
	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$26,786	$1,557	$519	$27,824
Mortgage backed securities	8,203	282	165	8,320
Private label mortgage backed securities	9,634	72	810	8,896
Obligations of states and political subdivisions	15,641	211	336	15,516
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	9,532	261	80	9,713
Total fixed maturities	69,796	2,383	1,910	70,269
Equity securities	5,851	3,990	806	9,035

Total	$75,647	$6,373	$2,716	$79,304

Held-to-maturity securities:
Mortgage backed securities	$3,175	$101	$25	$3,251
Private label mortgage backed securities	187	5	-	192
Obligations of states and political subdivisions	2,139	51	8	2,182
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	441	14	-	455

Total	$5,942	$171	$33	$6,080

Mortgage backed security investments

The insurance subsidiaries’ fixed maturity securities include residential mortgage-backed securities (RMBS) of $23.2 million and $21.2 million at amortized value at December 31, 2010 and 2009 respectively.  We own no commercial mortgage backed securities.  We also have no material direct exposure in sub-prime mortgage loans in our private label RMBS portfolio.

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

As for the composition of the RMBS portfolio, agency mortgage backed securities compose 42% and 52% of the RMBS portfolio at December 31, 2010 and 2009, respectively.  The remainder of the RMBS portfolio is composed of private label mortgage backed securities.  These securities consist primarily of conventional 15 and 30 year loans with an average borrower FICO score of 740.  We own no mortgage backed securities with direct exposure to subprime loans and less than 1% of the RMBS portfolio is composed of loans subject to rate resets.  Three securities in the private label mortgage backed security portfolio are rated below investment grade and compose less than 2% of total invested assets.

Investment portfolio income

Investment returns with respect to the investment portfolio for the years ended December 31, 2010 and 2009 follows:

	Year Ended December 31,
	2010	2009
Net investment income	$5,089	$5,289
Average current yield on investments	4.8%	5.5%
Total return on investments	7.8%	11.5%
Net realized gains on investments (before taxes)	$1,879	$357
Change in accumulated net unrealized gains
(before income taxes)	$1,261	$5,339

The decrease in current yield on investments is primarily due to a decrease in average yields on new investments in corporate bonds in 2010 compared to 2009 coupled with a higher allocation of tax free investments.  Tax free investments typically yield less than comparable taxable securities but result in lowering the overall effective tax rate of the company.

The total return on investments consists of return of current interest and dividend payments (current yield components) plus realized and unrealized appreciation or depreciation in asset market values.   Due to a second consecutive year of improving market values on fixed income investments coupled with a capital gain return of 12.6% on the equity portfolio, we had a 7.8% total return on investments.  The total return consisted of a 4.8% return from current interest and dividend payments and a 3.0% total return from increases in market values of securities.  The total return in 2010 was down compared to the 11.5% total return experienced in 2009 primarily due to an overall more stable market in 2010.  The results for 2009 were significantly impacted by improvements in the corporate and mortgage backed security market from the meltdown experienced in 2008.

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

Liquidity and Capital Resources

Due to regulatory restrictions, the majority of the Company’s cash is required to be invested in investment-grade securities to provide ample protection for policyholders. The liabilities of the property and casualty insurance subsidiaries are of various terms and, therefore, those subsidiaries invest in securities with various effective maturities spread over periods usually not exceeding 10 years.  The liabilities of the life insurance subsidiary are typically of a longer duration, and therefore, a higher percentage of securities in the life insurance subsidiary are invested for periods exceeding 10 years.

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

As of December 31, 2010, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

 (Amounts in thousands)

Maturity	Available- for-sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,020	$500	$1,520	1.9%
Maturity in 1-5 years	10,790	300	11,090	13.5%
Maturity in 5-10 years	28,122	1,738	29,860	36.4%
Maturity after 10 years	37,187	2,421	39,608	48.2%
	$77,119	$4,959	$82,078	100.0%

It should be noted that the above table represents maturities based on stated maturity.  Due to call and prepayment features inherent in some debt securities, actual repayment, or effective maturities, will differ from stated maturities.  The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk.

The National Security Group’s consolidated statement of cash flows indicates that cash flow provided from operating activities was $2,793,000 in 2010 compared to $8,723,000 in 2009. Cash flows from operating activities were negatively impacted by declines in underwriting performance for both the P&C and Life subsidiaries.  Specifically, losses from the homeowners and auto lines of business were the most significant factors contributing to the decline in underwriting performance.  During 2009, net cash provided by operating activities was positively impacted by recoveries of reinsurance receivables arising from losses stemming from Hurricanes Gustav and Ike which occurred during 2008.  An improvement in underwriting results in our property and casualty insurance operations in 2009, largely related to no hurricane activity, was the primary source of operating cash flow in 2009.  In a typical year, cash flow from operating activities and cash flow from investing activities tend to have an inverse relationship.    In 2010, a decline in underwriting profits decreased cash from operations resulting in a reduction in the cash available to invest, $4,931,000 in 2010 compared to $5,587,000 in 2009.  In 2009, improved underwriting results in the property and casualty subsidiaries increased cash from operations.  This increased cash from operations was then used to increase investments leading to a net increase in cash used in investing activities.

The consolidated statement of cash flows also reflects a decrease in cash used in financing activities of $(976,000) and $(1,477,000), respectively.  Cash flows from financing activities in 2010 reflect cash provided of $500,000 from a short-term line of credit and shareholder dividends paid of $1,480,000.

The following table reflects the anticipated cash flows associated with our short- and long-term contractual obligations as of December 31, 2010:

Contractual Obligations and Commitments

	Payments due by period
	($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Notes payable1	$500	$500	$-	$-	$-

Debt obiligations1	$12,372	$-	$-	$-	$12,372

Interest on debt obligations1	$16,913	$1,077	$3,109	$2,010	$10,717

Property and casualty claim reserves2	$13,184	$8,040	$4,218	$659	$267

Future life insurance obligations3	$88,436	$4,490	$8,007	$7,261	$68,678

1 Long-term debt, consisting of two separate issues of trust preferred securities, is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2010 for each issue. Interest on long-term debt is accrued and settled quarterly. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 9, Notes Payable and Long-term Debt, in the notes to consolidated financial statements.

2 The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated.

3 Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies inforce at December 31, 2010. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of NSIC’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Included in long-term debt held by the Company is the issuance of $9,279,000 in subordinated debentures completed on December 15, 2005.  The proceeds from the debentures were used to make a $6,000,000 capital infusion in the P&C subsidiary National Security Fire and Casualty with the remainder to be held for general corporate purposes. The subordinated debentures mature December 15, 2035.  It is anticipated that principal payments will not be made until the expiration of the fixed rate period on the debt in 2015.  Also included in long-term debt is the issuance of $3,093,000 in subordinated debentures completed June 21, 2007.  The proceeds from the debentures were used to fund general corporate expenses thereby reducing the amount of dividends to the Group paid by the P&C subsidiary National Security Fire & Casualty in 2007 and 2008 thereby continuing to restore capital in the P&C subsidiary National Security Fire and Casualty to pre-hurricane levels.  The second issue matures June 15, 2037 and may be redeemed following the fifth anniversary of issuance.

In estimating the time interval for payment of property and casualty claim reserves, the Company utilized historical payment patterns.  By the nature of the insurance contracts under which these liabilities exist, there can be no certainty that actual payments will fall in the periods indicated above.  However, management believes that current liquidity and capital resources are sufficient to pay these obligations as they come due.  Also, due to the relatively short-tail nature of the majority of the Company’s property and casualty claim liabilities, management can conclude with a reasonable level of confidence that historical patterns indicate that approximately 70% of claim liabilities at the end of a given year are settled within the following two year period.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

As disclosed in Note 16 to the consolidated financial statements regarding contingencies, the Company is involved in litigation related to the sale of Mobile Attic, Inc.  As is customarily discussed in the Management Discussion and Analysis, the Company’s liquidity requirements are primarily met by funds provided from operations of the insurance subsidiaries.  The Company maintains minimal liquidity in order to maximize liquidity within the insurance subsidiaries in order to support ongoing insurance operations.  The Company has no separate source of revenue other than dividends and fees from the insurance subsidiaries.    Also, dividends from the insurance subsidiaries are subject to regulatory restrictions and, therefore, are limited depending on capital levels and earnings of the subsidiaries.  In the event of a substantial adverse judgment related to the litigation against the Company, we could face limitations in our ability to fund shareholder dividends and service interest payments on outstanding debt.

The uncertainty related to the pending litigation could also temporarily impair our ability to raise new debt or equity capital until this matter is resolved.  The Company is vigorously defending the allegations raised in this litigation and is unable to determine a potential liability at this time which limits our ability to predict the ultimate impact on our liquidity and capital resources.

The Company filed a claim for coverage under a liability policy having aggregate limits of $5,000,000, but the insurer has denied coverage and no provision for any recovery has been made in the accompanying condensed consolidated financial statements.

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

Except as discussed above and in Note 16 to the consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations.  Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in Note 13 to the consolidated financial statements, in 2010, the amount that The National Security Group’s insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $1,002,000 in the life insurance subsidiary and $5,394,000 in the property/casualty insurance subsidiary.

An operating line of credit was obtained by the holding company in December of 2009 to allow flexibility with respect to cash management at the holding company level.  The outstanding balance at December 31, 2010 was $500,000.

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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group’s life/health and property/casualty insurance subsidiaries are all in excess of 4.0 to 1 at December 31, 2010.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $11.0 million and $9.6 million at December 31, 2010 and 2009, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 12.4 and 12.2 at December 31, 2010 and 2009, respectively.  Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $30.5 million and $28.7 million at December 31, 2010 and 2009, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 5.1 and 4.6 at December 31, 2010 and 2009, respectively.  Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $9.0 million and $9.6 million at December 31, 2010 and 2009, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 12.8 and 23.0 at December 31, 2010 and 2009, respectively.  Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

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

Reinsurance

Risk management involves ceding risks to reinsurers for policies underwritten based on contractual agreements.  The reinsurance purchased helps provide protection by individual loss or catastrophic event when claims exceed specified amounts.  Although the reinsurance protects our company in the event a loss penetrates into a particular reinsurance agreement; ultimate responsibility for claim settlement rests with our company if any reinsurer defaults on payments due.  We record an asset for reinsurance recoverable on the financials for amounts due from reinsurers and monitor the balances due by reinsurer to ensure the asset is ultimately going to be collectible.  If we discover an amount due may not be received, we remove the balance and charge it to an allowance for doubtful accounts or charge it off to expense based on the information available at the time.

When a claim is made under a policy we have reinsured, we initially pay the full amount owed to the policyholder or claimant.  Subsequently, we initiate the process to recover any amounts due from reinsurers in accordance with the terms of applicable reinsurance treaties.

Reinsurance is maintained by the life and accident and health segment for losses that exceed $50,000 for any one insured.

NSFC and Omega generally reinsure with third parties any liability in excess of $225,000 on any single policy.  In addition, the property and casualty segment holds a catastrophe contract which covers losses related to a catastrophic event with multiple policyholders affected.  In the event a catastrophe exceeds the $3.5 million retention stated in the contract, reinsurers will reimburse the company 95% (5% co-pay) of gross losses and loss adjustment expenses paid up to $ 17.5 million (layer one and layer two of the contract).  If losses exceed $ 17.5 million, the contract allows for 100% reimbursement of losses and loss adjustment expenses up to $72.5 million.  Any losses above the $72.5 million upper limit are the responsibility of our company.  The contract in place during 2010 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed.  The contract provided protection up to at least a 100 year “near term” event as depicted in catastrophe modeling results.  The “near term” catastrophe modeling results reflect a predicted increase in storm activity given the current weather pattern and various factors projected to impact our weather patterns in the near term.

At December 31, 2010, the estimated reinsurance recoverable recorded was $1,699,000 compared to $784,000 for the same period last year.  The Company does not anticipate any issues with collection of the recorded amount.  In 2010, catastrophe reinsurance premiums totaled $5,876,000 ceded compared to $6,193,000 in 2009.  Catastrophe reinsurance premiums are based on a premium calculation applying the agreed upon rate to the earned premium of the covered lines of business.  The reduction in ceded premium in 2010 is attributable to a 3.2% decline in the premium base and a 1.9% decline in the rate applied.

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

At December 31, 2010 and 2009, the Company recorded $10,189,000 and $10,210,000, respectively, as an asset for DAC in the financial statements.  We do not foresee any issues related to recoverability of these capitalized costs.  For more information regarding deferred policy acquisition costs, please see Note 1 to our financial statements.

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

At December 31, 2010, there is no evidence to suggest to management that any deferred tax asset is unrealizable.  For more information regarding deferred income taxes, please see Note 8 to our financial statements.

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

At December 31, 2010 and 2009, the recorded liability for loss and loss and adjustment expense was $13,184,000 and $12,646,000, respectively, a $538,000 increase. Claim activity from fire related losses in the dwelling fire and homeowners lines of business during 2010 combined with increased automobile claims were the primary factors contributing to the increase.  We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices.  For more information regarding loss and loss adjustment expense, see Note 10 to our financial statements.

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

Recently Issued Accounting Standards

Fair Value Measurements
Effective for 2010, the FASB revised GAAP guidance related to fair value measurement to require additional disclosures and to clarify certain existing disclosure requirements. The guidance is intended to improve the disclosures and increase transparency in financial reporting. We adopted the revised guidance on January 1, 2010 except for disclosures related to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for 2011; adoption of this accounting standard had no effect on our results of operations or financial position.

Subsequent Events
In February 2010 the FASB issued amended guidance on disclosure of subsequent events that was effective immediately. The guidance eliminates the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events. Adoption of this accounting standard had no effect on our results of operations or financial position.

Consolidation of Variable Interest Entities
Effective for 2010, the FASB revised guidance which changes how a reporting entity determines whether or not to consolidate its interest in an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights. The determination of whether a reporting entity is required to consolidate another entity will now be based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The revised guidance also requires the reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Adoption of this accounting standard had no effect on our results of operations or financial position.

Transfers and Servicing-Accounting for Transfers of Financial Assets
Effective for 2010, the FASB revised guidance that requires additional disclosure regarding transfers of financial assets, including securitization transactions, where entities have continuing exposure to risks related to the transferred financial assets. We do not expect the adoption of this guidance to have any impact on our results of operations or financial position.

Accounting Changes Not Yet Adopted
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
During 2010 the FASB issued new guidance, effective for 2011, that requires entities to disclose detailed information regarding the credit quality of financing receivables, including credit risk exposures and the allowance for credit losses.  We do not expect the adoption of this guidance to have any impact on our results of operations or financial position.

Business Combinations
Effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011, the FASB issued guidance related to pro forma disclosure information for business combinations. The guidance clarifies that the required pro forma revenue and earnings disclosures should be prepared as if the business combination had occurred at the beginning of the prior annual reporting period. The guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments included in the reported pro forma revenue and earnings.  We do not expect the adoption of this guidance to have any impact on our results of operations or financial position.

Intangibles-Goodwill and Other
Effective for 2011, the FASB revised guidance related to goodwill impairment testing. The revised guidance clarifies that when evaluating goodwill associated with a reporting unit that has a zero or negative carrying value, an initial determination should be made as to whether it is more likely than not that the goodwill is impaired. When impairment is more likely than not, the goodwill is required to be tested for impairment. We do not expect the adoption of this guidance to have any impact on our results of operations or financial position.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
Effective for fiscal years beginning after December 15, 2011, the FASB revised guidance regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance permits deferral of qualifying costs associated only with successful contract acquisitions. The portion of internal selling agent and underwriter salary and benefit costs allocated to unsuccessful contracts, as well as advertising costs, are excluded. The guidance should be applied prospectively, but may be applied retrospectively for all prior periods. We do not expect the adoption of this guidance to have a material effect on our results of operations or financial position.

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

The Company is exposed to equity price risk on its equity securities.  The Company holds common stock with a fair value of $9 million.  Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk.  Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S & P 500 Index decreased 10% from its December 31, 2010 value, the fair value of the Company’s common stock would decrease by approximately $900,000.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.
Elba, Alabama

We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and financial statement schedules presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 8, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Warren, Averett, Kimbrough & Marino, LLC

Birmingham, Alabama
March 31, 2011

The National Security Group, Inc.

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	December 31,
ASSETS	2010	2009

Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2010 - $5,144;
2009 - 6,080)	$4,959	$5,942
Fixed maturities available-for-sale, at estimated fair value (cost: 2010 - $77,119;
2009- 69,796)	78,468	70,269
Equity securities available-for-sale, at estimated fair value (cost: 2010 - $5,478
2009 - 5,851	9,047	9,035
Trading securities	705	374
Receivable for securities	-	96
Mortgage loans on real estate, net	935	1,041
Investment real estate, at book value	5,010	4,815
Policy loans	1,123	1,018
Company owned life insurance	5,520	5,197
Other invested assets	3,915	3,933

Total Investments	109,682	101,720

Cash	1,572	4,686
Accrued investment income	823	802
Policy receivables and agents' balances, net	9,531	9,700
Reinsurance recoverable	1,699	784
Deferred policy acquisition costs	10,189	10,210
Property and equipment, net	2,437	2,537
Other assets	934	957

Total Assets	$136,867	$131,396

See accompanying notes to consolidated financial statements which are an integral part of the financial statements.

The National Security Group, Inc.

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands)
	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2009

Property and casualty benefit and loss reserves	$13,184	$12,646
Accident and health benefit and loss reserves	1,881	1,612
Life and annuity benefit and loss reserves	28,897	28,579
Unearned premiums	26,433	27,381
Policy and contract claims	611	535
Other policyholder funds	1,351	1,347
Short-term notes payable	500	-
Long-term debt	12,372	12,372
Accrued income taxes	127	111
Deferred income tax liability	1,043	61
Other liabilities	6,758	5,584

Total Liabilities	93,157	90,228

Contingencies	-	-

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 3,000,000 shares authorized, 2,466,600 shares
issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	3,022	2,265
Retained earnings	33,270	31,485

Total Shareholders' Equity	43,710	41,168

Total Liabilities and Shareholders' Equity	$136,867	$131,396

See accompanying notes to consolidated financial statements which are an integral part of the financial statements.

The National Security Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Dollars in thousands
	except per share amounts)
	Year Ended December 31,
	2010	2009
REVENUES
Net premiums earned	$61,263	$59,594
Net investment income	5,089	5,289
Net realized investment gains	1,879	357
Other income	1,161	764
	69,392	66,004

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	39,031	35,839
Amortization of deferred policy acquisition costs	3,944	3,673
Commissions	7,871	7,863
General and administrative expenses	10,672	10,396
Taxes, licenses and fees	2,081	1,631
Interest expense	1,156	1,126
	64,755	60,528

Income Before Income Tax Expense	4,637	5,476

INCOME TAX EXPENSE
Current	666	1,136
Deferred	706	116
	1,372	1,252

Net Income	$3,265	$4,224

Net Earnings Per Common Share	$1.32	$1.71

See accompanying notes to consolidated financial statements which are an integral part of the financial statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Paid-in
	Total	Income (Loss)	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2008	$34,648	$-	$28,741	$(1,511)	$2,467	$4,951
Comprehensive income:
Net income for 2009	4,224	4,224	4,224	-	-	-
Other comprehensive income, net of tax
Unrealized gain on securities, net
of reclassification adjustment of $282	3,337	3,337	-	3,337	-	-
Unrealized gains relating to OTTI for
which a portion has been recognized in
earnings	183	183		183
Unrealized gain on interest rate swap	256	256	-	256	-	-
Comprehensive income		8,000
Cash dividends ($0.60 per share)	(1,480)		(1,480)	-	-	-
Balance at December 31, 2009	41,168		31,485	2,265	2,467	4,951
Comprehensive income:
Net income for 2010	3,265	3,265	3,265	-	-	-
Other comprehensive income, net of tax
Unrealized gain on securities, net
of reclassification adjustment of $1,240	834	834		834
Unrealized gains relating to OTTI for
which a portion has been recognized in
earnings	13	13	-	13	-	-
Unrealized loss on interest rate swap	(90)	(90)	-	(90)	-	-
Comprehensive income		4,022
Cash dividends ($0.60 per share)	(1,480)		(1,480)	-	-	-

Balance at December 31, 2010	$43,710		$33,270	$3,022	$2,467	$4,951

See accompanying notes to consolidated financial statements which are an integral part of the financial statements.

The National Security Group, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Dollars in thousands) Year ended December 31,
	2010	2009
Cash flows from operating activities:

Net income	$3,265	$4,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	277	229
Increase in cash surrender value of company owned life insurance	(323)	(740)
Net realized (gains) losses on investments	(1,879)	(357)
Deferred income taxes	706	116
Amortization of deferred policy acquisition costs	3,944	3,673
Changes in assets and liabilities:
Change in receivable for securities	96	417
Change in accrued investment income	(21)	2
Change in reinsurance recoverable	(915)	3,362
Policy acquisition costs deferred	(3,923)	(4,058)
Change in accrued income taxes	16	2,432
Change in prepaid reinsurance premiums	(4)	(10)
Change in net policy liabilities and claims	422	(1,738)
Change in other liabilities	1,174	1,284
Other, net	(42)	(113)
Net cash provided by operating activities	2,793	8,723

Cash flows from investing activities:
Purchases of:
Available-for-sale securities	(38,627)	(30,594)
Trading securities and short-term investments	(304)	(141)
Real estate held for investment	(198)	(66)
Company owned life insurance	-	(2,500)
Other invested assets	-	(108)
Property and equipment	(294)	(116)
Proceeds from sale or maturities of:
Held-to-maturity securities	1,059	4,926
Available-for-sale securities	33,475	22,830
Trading securities and short-term investments	21	20
Real estate held for investment	3	19
Other invested assets	18	732
Other	(84)	(589)

Net cash used in investing activities	(4,931)	(5,587)
Cash flows from financing activities:
Proceeds from short-term debt	500	-
Change in other policyholder funds	4	3
Dividends paid	(1,480)	(1,480)

Net cash used in financing activities	(976)	(1,477)

Net (decrease) increase in cash	(3,114)	1,659

Cash at beginning of year	4,686	3,027
Cash at end of year	$1,572	$4,686

See accompanying notes to consolidated financial statements which are an integral part of the financial statements.

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

The Company’s life, accident and health insurance segment, composing nearly 14% of consolidated revenues, is licensed in six states.  However, over 75% of segment revenue is generated in the states of Alabama and Georgia.  Consequently, changes in the legal, regulatory or economic environment could adversely impact the Company.

For the year ended December 31, 2010, one agency individually produced greater than 5% of the Company’s direct written premium.

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

•
Securities Available-for-Sale.  Bonds, notes, common stock and non-redeemable preferred stock, not classified as either held-to-maturity or trading, are reported at fair value and adjusted for other-than-temporary declines in fair value.

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

If the Company intends to sell the security or if it is more-likely-than not the Company will be required to sell the security before recovery, an OTTI is recognized as a realized loss in the income statement equal to the difference between the security’s amortized cost and its fair value.  If the Company does not intend to sell the security or it is not more-likely-than not that the Company will be required to sell the security before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized as a realized loss in the statement of operations, and the amount related to all other factors, which is recognized in other comprehensive income.

When an equity security has a decline in value, where fair value is below cost, that is deemed to be other than temporary, the Company reduces the book value of the security to its current fair value, recognizing the decline as a realized loss in the statement of operations.  Any future increases in the market value of investments written down are reflected as changes in unrealized gains as part of accumulated other comprehensive income within shareholders’ equity.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Mortgage loans and policy loans are stated at the unpaid principal balance of such loans, net of any related allowance for uncollectible amounts.

Investment real estate is reported at cost, less allowances for depreciation computed on the straight-line basis.  Investment real estate consists primarily of timberland and undeveloped commercial real estate.  Real estate is carried at cost.

Other investments consist primarily of investments in notes and equity investments in limited liability companies.  The Company has no influence or control over the operating or financial policies of the investee limited liability companies and consequently, these investments are accounted for using the cost method.

The Company owns 21 life insurance contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000.  The Company’s original investment in company owned life insurance was $5,000,000.  The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies.  The life insurance contracts are carried at their current cash surrender value.  Cash surrender value at December 31, 2010 and 2009 was $5,520,000 and $5,197,000, respectively.  Changes in cash surrender values are included in income in the current period. The change in surrender value included in earnings for the periods ended December 31, 2010 and 2009 was $323,000 and $740,000, respectively.  Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy.There were no proceeds received from the COLI during 2010 or 2009.

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Policy Liabilities
The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

Years of Issue                                                        Interest Rate
1947 - 1968                                                                  4%
1969 - 1978                                                        6% graded to 5%
1979 - 2003                                                        7% graded to 6%
2004 - 2010                                                                  5.25%

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

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year.  The adjusted weighted average shares outstanding were 2,466,600 in both 2010 and 2009.

Reinsurance
In the normal course of business, NSFC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.  In 2010, NSFC maintained a catastrophe reinsurance agreement to cover losses from catastrophic events, primarily hurricanes.

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
Liabilities for loss contingencies arising from, but not limited to, litigation, claims, assessments, fines and penalties are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  Significant attorney fees are estimated and recorded when incurred.

Reclassifications
Certain 2009 amounts have been reclassified from the prior year notes to the consolidated financial statements to conform to the 2010 presentation.

Advertising
The Company expenses advertising costs as incurred.  Advertising costs charged to expense were $113,000 for the year ended December 31, 2010 ($109,000 for the year ended December 31, 2009).  Advertising cost consists primarily of agent convention expense and print media.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Policy receivables are reported at unpaid balances.  Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk.  Receivables from agents, less provision for credit losses, are composed of balances due from independent agents.  At December 31, 2010 the single largest balance due from one agent totaled $479,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders.  A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries.  Allowances for losses are established if amounts are believed to be uncollectible.  At December 31, 2010 and 2009, no amounts were deemed uncollectible.  The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2010, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

Recently Issued Accounting Standards

Fair Value Measurements
Effective for 2010, the FASB revised GAAP guidance related to fair value measurement to require additional disclosures and to clarify certain existing disclosure requirements. The guidance is intended to improve the disclosures and increase transparency in financial reporting. We adopted the revised guidance on January 1, 2010 except for disclosures related to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for 2011; adoption of this accounting standard had no effect on our results of operations or financial position.

Subsequent Events
In February 2010 the FASB issued amended guidance on disclosure of subsequent events that was effective immediately. The guidance eliminates the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events. Adoption of this accounting standard had no effect on our results of operations or financial position.

Consolidation of Variable Interest Entities
Effective for 2010, the FASB revised guidance which changes how a reporting entity determines whether or not to consolidate its interest in an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights. The determination of whether a reporting entity is required to consolidate another entity will now be based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The revised guidance also requires the reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Adoption of this accounting standard had no effect on our results of operations or financial position.

Transfers and Servicing-Accounting for Transfers of Financial Assets
Effective for 2010, the FASB revised guidance that requires additional disclosure regarding transfers of financial assets, including securitization transactions, where entities have continuing exposure to risks related to the transferred financial assets. Adoption of this accounting standard had no effect on our results of operations or financial position.

Accounting Changes Not Yet Adopted

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
During 2010 the FASB issued new guidance, effective for 2011, that requires entities to disclose detailed information regarding the credit quality of financing receivables, including credit risk exposures and the allowance for credit losses. do not expect the adoption of this guidance to have any impact on our results of operations or financial position.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Business Combinations
Effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011, the FASB issued guidance related to pro forma disclosure information for business combinations. The guidance clarifies that the required pro forma revenue and earnings disclosures should be prepared as if the business combination had occurred at the beginning of the prior annual reporting period. The guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments included in the reported pro forma revenue and earnings.  We do not expect the adoption of this guidance to have any impact on our results of operations or financial position.

Intangibles-Goodwill and Other
Effective for 2011, the FASB revised guidance related to goodwill impairment testing. The revised guidance clarifies that when evaluating goodwill associated with a reporting unit that has a zero or negative carrying value, an initial determination should be made as to whether it is more likely than not that the goodwill is impaired. When impairment is more likely than not, the goodwill is required to be tested for impairment. We do not expect the adoption of this guidance to have any impact on our results of operations or financial position.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
Effective for fiscal years beginning after December 15, 2011, the FASB revised guidance regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance permits deferral of qualifying costs associated only with successful contract acquisitions. The portion of internal selling agent and underwriter salary and benefit costs allocated to unsuccessful contracts, as well as advertising costs, are excluded. The guidance should be applied prospectively, but may be applied retrospectively for all prior periods. We do not expect the adoption of this guidance to have a material effect on our results of operations or financial position.

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds a passive interest in a limited partnership that is considered to be a Variable Interest Entity (VIE) under the provisions of FIN 46(R).  The Company is not the primary beneficiary of the entity and is not required to consolidate under FIN 46(R).  The entity is a private placement investment fund formed for the purpose of investing in private equity investments.  The Company owns less than 1% of the limited partnership.  The carrying value of the investment totals $325,000 and is included as a component of Other Invested Assets in the accompanying consolidated balance sheets.

In December 2005, the Company formed National Security Capital Trust I, a statutory trust created under the Delaware Statutory Trust Act, for the sole purpose of issuing, in private placement transactions, $9,000,000 of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $9,279,000 of variable rate subordinated debentures issued by the Company.  The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust.  The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures.  The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $9,005,000.  The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE’s. The Trust is not consolidated because the Company is not the primary beneficiary of the trust. The Subordinated Debentures, disclosed in Note 9, are reported in the accompanying Consolidated Balance Sheets as a component of long-term debt. The Company’s equity investments in the Trust total $279,000 and are included in Other Assets in the accompanying consolidated balance sheets.

In June 2007, the Company formed National Security Capital Trust II for the sole purpose of issuing, in private placement transactions, $3,000,000 of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $3,093,000 unsecured junior subordinated deferrable interest debentures.  The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust.  The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures.  The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $2,995,000.  The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE’s. The Trust is not consolidated because the Company is not the primary beneficiary of the Trust. The Subordinated Debentures, disclosed in Note 9, are reported in the accompanying Consolidated Balance Sheets as a component of long-term debt. The Company’s equity investments in the Trust total $93,000 and are included in Other Assets in the accompanying consolidated balance sheets.

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

Statutory net gains (losses) from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2010	2009
NSIC - including realized capital gains of $333 and $234, respectively	$819	$1,314
NSFC - including realized capital gains of $1,294 and $198, respectively	$5,394	$4,179
Omega - including realized capital gains (losses) of $58 and $(78),respectively	$(582)	$246

Statutory risk-based adjusted capital:
NSIC - including AVR of $954 and $517, respectively	$10,973	$9,642
NSFC - including investment in Omega of $5,467	$30,521	$28,742
Omega	$8,965	$9,568

The above amounts exclude allocation of overhead from the Company.  NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands)
	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$22,405	$1,666	$119	$23,952
Mortgage backed securities	7,053	326	104	7,275
Private label mortgage backed securities	13,313	200	407	13,106
Obligations of states and political subdivisions	18,902	252	739	18,415
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	15,446	446	172	15,720
Total fixed maturities	77,119	2,890	1,541	78,468
Equity securities	5,478	4,014	445	9,047

Total	$82,597	$6,904	$1,986	$87,515

Held-to-maturity securities:
Mortgage backed securities	$2,669	$126	$1	$2,794
Private label mortgage backed securities	118	4	-	122
Obligations of states and political subdivisions	1,837	48	12	1,873
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	335	20	-	355

Total	$4,959	$198	$13	$5,144

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$26,786	$1,557	$519	$27,824
Mortgage backed securities	8,203	282	165	8,320
Private label mortgage backed securities	9,634	72	810	8,896
Obligations of states and political subdivisions	15,641	211	336	15,516
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	9,532	261	80	9,713
Total fixed maturities	69,796	2,383	1,910	70,269
Equity securities	5,851	3,990	806	9,035

Total	$75,647	$6,373	$2,716	$79,304

Held-to-maturity securities:
Mortgage backed securities	$3,175	$101	$25	$3,251
Private label mortgage backed securities	187	5	-	192
Obligations of states and political subdivisions	2,139	51	8	2,182
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	441	14	-	455

Total	$5,942	$171	$33	$6,080

NOTE 4 – INVESTMENT SECURITIES – CONTINUED

The amortized cost and aggregate fair value of debt securities at December 31, 2010, by contractual maturity, are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$1,020	$1,027
Due after one year through five years	10,790	11,727
Due after five years through ten years	28,122	29,353
Due after ten years	37,187	36,361

Total	$77,119	$78,468

Held-to-maturity securities:
Due in one year or less	$500	$504
Due after one year through five years	300	308
Due after five years through ten years	1,738	1,827
Due after ten years	2,421	2,505

Total	$4,959	$5,144

A summary of securities available-for-sale with unrealized losses as of December 31, 2010 and 2009 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				December 31, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$4,504	$112	$250	$7	$4,754	$119	11
Mortgage backed securities	1,909	104	-	-	1,909	104	8
Private label mortgage backed
securities	2,463	46	3,591	361	6,054	407	12
Obligations of state and
political subdivisions	8,216	612	1,304	127	9,520	739	34
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	4,020	172	-	-	4,020	172	9
Equity securities	264	10	903	435	1,167	445	3
	$21,376	$1,056	$6,048	$930	$27,424	$1,986	77

NOTE 4 – INVESTMENT SECURITIES – CONTINUED

	(Dollars in thousands)				December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$1,856	$21	$6,772	$498	$8,628	$519	23
Mortgage backed securities	1,443	156	71	9	1,514	165	6
Private label mortgage backed
securities	2,660	72	4,651	738	7,311	810	15
Obligations of state and
political subdivisions	5,889	199	991	137	6,880	336	21
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3,708	80	-	-	3,708	80	11
Equity securities	78	13	2,283	793	2,361	806	13
	$15,634	$541	$14,768	$2,175	$30,402	$2,716	89

For 2010, gross gains of $2,016,000 ($1,102,000 for 2009) and gross losses of $247,000 ($319,000 for 2009) were realized on sales of available-for-sale-securities.

A summary of securities held-to-maturity with unrealized losses as of December 31, 2010 and 2009 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				December 31, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$-	$-	$-	$-	$-	$-	-
Mortgage backed securities	331	1	-	-	331	1	1
Private label mortgage backed
securities	-	-	-	-	-	-	-
Obligations of state and
political subdivisions	161	12	-	-	161	12	1
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	-	-	-	-	-

	$492	$13	$-	$-	$492	$13	2

	(Dollars in thousands)				December 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$-	$-	$-	$-	$-	$-	-
Mortgage backed securities	-	-	333	25	333	25	2
Private label mortgage backed
securities	-	-	-	-	-	-	-
Obligations of state and
political subdivisions	160	4	351	4	511	8	2
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	-	-	-	-	-

	$160	$4	$684	$29	$844	$33	4

According to the most recent accounting guidance, for securities in an unrealized loss position, the Company is required to assess whether the Company has the intent to sell the security or more likely than not will be required to sell the

NOTE 4 –  INVESTMENT SECURITIES – CONTINUED

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

Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2010, the Company realized no other than temporary impairments.  The single largest accumulated loss was in the equity portfolio and totaled $360,000.  The second largest loss position was in the bond portfolio and totaled $185,000.  The third largest loss position was in the equity portfolio and totaled $83,000.  Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven, and management believes no ultimate loss will be realized.  The Company has no material exposure to sub-prime mortgage loans and less than 4% of the fixed income investment portfolio is rated below investment grade.  For the year ended December 31, 2009, the Company realized $443,000 in other than temporary impairments.  The single largest accumulated loss was in the equity portfolio and totaled $337,000.  The second largest loss position was in the bond portfolio and totaled $332,000.  The third largest loss position was in the equity portfolio and totaled $163,000.  Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized.  The Company has no material exposure to sub-prime mortgage loans and less than 2% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, management evaluated financial information on each company and reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were temporary impairments.

NOTE 5 – NET INVESTMENT INCOME

Major categories of investment income are summarized as follows:

	(Dollars in thousands)
	Year ended December 31,
	2010	2009

Fixed maturities	$4,242	$4,075
Equity securities	226	199
Mortgage loans on real estate	54	62
Investment real estate	65	82
Policy loans	79	73
Company owned life insurance	323	740
Other, principally short-term investments	288	346
	5,277	5,577
Less: Investment expenses	188	288
Net investment income	$5,089	$5,289

An analysis of investment gains (losses) follows:	Year ended December 31,
	2010	2009
Net realized investment gains (losses):
Fixed maturities	$1,059	$548
Equity securities	710	234
Trading securities	108	-
Other, principally real estate	2	18
Other than temporary impairments	-	(443)
	$1,879	$357

NOTE 5 – NET INVESTMENT INCOME – CONTINUED

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)
	Year ended December 31,
	2010	2009

Net change in unrealized appreciation on available-
for-sale securities before deferred tax	$1,261	$5,304
Deferred income tax	(414)	(1,784)

Net change in unrealized appreciation on available-
for-sale securities	$847	$3,520

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale	$78,468	$15,720	$62,748	$-
Trading securities	705	705	-	-
Equity securities available-for-sale	9,047	8,260		787

Total Financial Assets	$88,220	$24,685	$62,748	$787

Financial Liabilities
Interest rate swap	$227	$-	$-	$227

Total Financial Liabilities	$227	$-	$-	$227

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

	For the year ended December 31, 2010
	Fixed Maturities Available-for-sale	Equity Securities Available-for-Sale	Interest
(In Thousands)			Rate Swap
Beginning balance	$577	$662	$(60)
Total gains or losses (realized and
unrealized):
Included in earnings	63	-	-
Included in other comprehensive income		(19)	(167)
Purchases, sales, issuances and settlements,
net	(640)	144	-
Transfers in/(out) of Level 3	-	-	-
Ending balance	$-	$787	$(227)
The amount of total gains or losses for the
period included in earnings attributable to the
change in unrealized gains or losses relating
to assets and liabilities still held as of
December 31, 2010	$-	$-	$-

For the year ended December 31, 2010, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

	For the year ended December 31, 2009
	Fixed Maturities Available-for-sale	Equity Securities Available-for-Sale	Interest
(In Thousands)			Rate Swap
Beginning balance	$652	$733	$(316)
Total gains or losses (realized and
unrealized):
Included in earnings	-	-	-
Included in other comprehensive income	(75)	(71)	256
Purchases, sales, issuances and settlements,
net	-	-	-
Transfers in/(out) of Level 3	-	-	-
Ending balance	$577	$662	$(60)
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

Debt—the carrying amount is a reasonable estimate of fair value.

The carrying amount and estimate fair value of the Company’s financial instruments as of December 31are as follows:

	In Thousands of Dollars at December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets and related instruments
Mortgage loans	$935	$935	$1,041	$1,041
Policy loans	1,123	1,123	1,018	1,018
Company owned life insurance	5,520	5,520	5,197	5,197
Other invested assets	3,915	3,915	3,933	3,933

Liabilities and related instruments
Other policyholder funds	1,351	1,351	1,347	1,347
Short-term notes payable	500	500	-	-
Long-term debt	12,372	12,372	12,372	12,372

NOTE 7 - PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	(Dollars in Thousands)
	2010	2009
Building and improvements	$3,185	$3,196
Electronic data processing equipment	2,315	2,472
Furniture and fixtures	1,047	1,005
	6,547	6,673
Less accumulated depreciation	4,110	4,136
	$2,437	$2,537

Depreciation expense for the year ended December 31, 2010 was $394,000 ($424,000 for the year ended December 31, 2009).

NOTE 8 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company incurred $-0- in interest and penalties as of both December 31, 2010 and December 31, 2009. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2006. No income tax returns are currently under examination by the Internal Revenue Service or any state or local taxing authority.  Tax returns have been filed through the year 2009.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.   The Company recognized net deferred tax liabilities of $1,043,000 in 2010 and $61,000 in 2009.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

	(Dollars in Thousands)
	December 31,	December 31,
	2010	2009
General insurance expenses	$1,442	$1,135
Unearned premiums	1,795	1,814
Claims liabilities	301	298
Trading securities	17	-
Other-than-temporary impairments on securities owned	115	501
Unrealized loss on interest rate swaps	77	-
Deferred tax assets	3,747	3,748

Depreciation	(171)	(126)
Deferred policy acquisition costs	(2,874)	(2,291)
Unrealized gain on interest rate swaps	-	(20)
Unrealized gains on securities available-for-sale	(1,745)	(1,372)
Deferred tax liabilities	(4,790)	(3,809)

Net deferred tax liability	$(1,043)	$(61)

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes.  The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Year ended December 31,
	2010	2009

Federal income tax rate applied to pre-tax income	$1,576	$1,862
Dividends received deduction and tax-exempt interest	(188)	(201)
Company owned life insurance	(110)	(252)
Small life deduction	(175)	(145)
Other, net	269	(12)

Federal income tax expense	$1,372	$1,252

NOTE 8 – INCOME TAXES – CONTINUED

The appropriate income tax effects of changes in temporary differences are as follows:

	Year ended December 31,
	2010	2009

Deferred policy acquisition costs	$583	$131
Other-than-temporary impairments	387	233
Trading securities	(17)	-
Unearned premiums	19	71
General insurance expenses	(307)	(366)
Depreciation	45	8
Claim liabilities	(4)	39

Deferred federal income tax (benefit) expense	$706	$116

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus".

The aggregate balance in this account, $2,520,000 at December 31, 2010, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum.  The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter.  Deferred taxes have not been provided on amounts designated as policyholders' surplus.  The deferred income tax liability not recognized is approximately $857,000 at December 31, 2010.

NOTE 9 – NOTES PAYABLE AND LONG-TERM DEBT

Notes payable -term debt consisted of the following as of December 31, 2010 and 2009:

	(Dollars in thousands)
	2010	2009

Line of credit with variable interest rate equal to the WSJ prime rate, currently 5.0%. Interest payments due quarterly. Unsecured.	$500	$-

Long-term debt consisted of the following as of December 31, 2010 and December 31, 2009:

	(Dollars in thousands)
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

NOTE 9 – NOTES PAYABLE AND LONG-TERM DEBT – CONTINUED

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

The swaps entered into in 2007, 2009 and 2010 have fair values of $200,000 (liability), $3,000 (liability) and $24,000 (liability), respectively, for a net liability of $227,000 at December 31, 2010 ($60,000 at December 21, 2009).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation loss of $90,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation gain of $256,000 was included in accumulated other comprehensive income related to the swap at December 31, 2009.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has securities on deposit with fair market values of $822,000 ($660,000 of which is posted as collateral) ($469,000 at December 31, 2009).  Please see Note 6 for additional information about the interest rate swaps.

In December of 2010, the Company renewed an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  The Company had drawn $500,000 on this line at December 31, 2010 while no funds were drawn at December 31, 2009.

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

	(Dollars in thousands)
	2010	2009
Claims and claim adjustment expense
reserves at beginning of year	$12,646	$14,436
Less reinsurance recoverables on
unpaid losses	549	2,421
Net balances at beginning of year	12,097	12,015
Provision for claims and claim adjustment
expenses for claims arising in current year	37,161	34,239
Estimated claims and claim adjustment
expenses for claims arising in prior years	(2,830)	(2,626)
Total increases	34,331	31,613
Claims and claim adjustment expense
payments for claims arising in:
Current year	28,625	25,941
Prior years	5,948	5,590
Total payments	34,573	31,531
Net balance at end of year	11,855	12,097
Plus reinsurance recoverables on
unpaid losses	1,329	549
Claims and claim adjustment expense
reserves at end of year	$13,184	$12,646

The 2010 increase in the provision for claims and claim adjustment expenses arising from claims in the current year and the ending reinsurance recoverable on unpaid losses are attributable to the increase in claim activity from fire related losses in the dwelling fire and homeowners lines of business during 2010 as well as the increase in claims related to the automobile program.    These two factors were also the source of the increase in claims and claim adjustment expense payments for claims arising in the current year compared to the previous year.

The Company has a geographic exposure to catastrophe losses in certain areas of the country.  Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable.  The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.  Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.  At December 31, 2010, the Company’s estimate of unpaid losses and adjustment expenses for hurricane related claims incurred in prior years totaled $1,320,000 before reinsurance ($787,000 in 2009).  Because the Company has exhausted its catastrophe coverage limits available for Hurricane Katrina any additional development will not be covered by reinsurance.  The Company maintains case reserves of $254,000 for losses in excess of catastrophe reinsurance ($519,000 in 2009).

NOTE 11 – REINSURANCE

The Company’s insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements.  Life reinsurance is accomplished through yearly renewable term.  Property and casualty reinsurance is placed on both a quota-share and excess of loss basis.  Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation.  Failure of reinsurers to honor their obligations could result in losses to the insurance subsidiaries.  The insurance subsidiaries evaluate the financial conditions of their reinsurers and monitor concentrations

NOTE 11 – REINSURANCE– CONTINUED

of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvencies.

At December 31, 2010, the largest reinsurance recoverable of a single reinsurer was $278,000 ($95,000 in 2009).  The Company incurred no losses from covered events occurring in 2010 or 2009.  Amounts reported as ceded incurred losses in 2010 and 2009 were related to development of losses from prior year catastrophes.

The effect of reinsurance on premiums written and earned was as follows:

	(Dollars in Thousands)
	2010
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$7,188	$7,086	$59,972	$60,390
Assumed	-	-	-	-
Ceded	(59)	(59)	(6,159)	(6,154)
Net	$7,129	$7,027	$53,813	$54,236

	2009
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$7,251	$7,247	$58,185	$59,213
Assumed	-	-	-	-
Ceded	(48)	(48)	(6,660)	(6,818)
Net	$7,203	$7,199	$51,525	$52,395

NOTE 12 – EMPLOYEE BENEFIT PLANS

In 1989, the Company and its subsidiaries established a retirement savings plan (401K Plan) and transferred the assets from the defined contribution profit sharing plan into the new plan.  All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution.  Company matching contributions for 2010 and 2009 amounted to $239,000 and $219,000, respectively.  The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In 1987, the Company established a non-qualified deferred compensation plan for its Board of Directors.  The Board members had an option of deferring their fees to a cash account or to a stock account and all share deferrals are recorded at the fair market value on the date of the award.  The directors’ non-qualified deferred compensation plan was frozen on December 31, 2004, and deferrals are no longer allowed.  A new non-qualified plan became effective January 1, 2006 under which directors are allowed to defer all or a portion of directors’ fees into various investment options.  The supplemental executive retirement plan (SERP) became effective March 1, 2008  and covers named executive officers with the Company contributing 15% of executive compensation to the plan.  Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited of the non-qualified deferred compensation plans for 2010 and 2009 amounted to approximately $254,000 and $388,000, respectively.

NOTE 13 –  REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year.  At December 31, 2010, NSIC’s retained earnings unrestricted for the payment of dividends in 2011 amounted to $1,002,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year.  At December 31, 2010, NSFC’s retained earnings unrestricted for the payment of dividends in 2011 amounted to $5,394,000.

At December 31, 2010, securities with market values of $3,597,000 ($3,530,000 at December 31, 2009) were deposited with various states pursuant to statutory requirements.

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

NOTE 15 – INDUSTRY SEGMENTS

The Company and its subsidiaries operate primarily in the insurance industry.  Selected balance sheet information by industry segment for the years ended December 31, 2010 and 2009 is summarized below:

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
December 31, 2010

Selected Assets
Investments	$109,682	$64,923	$43,232	$1,527

Reinsurance recoverable	$1,699	$1,699	$-	$-

Deferred policy acquisition costs	$10,189	$3,806	$6,383	$-

Total Assets	$136,867	$81,414	$52,167	$3,286

Total Liabilities	$93,157	$43,193	$35,822	$14,142

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
December 31, 2009

Selected Assets
Investments	$101,720	$60,768	$40,079	$873

Reinsurance recoverable	$784	$784	$-	$-

Deferred policy acquisition costs	$10,210	$3,915	$6,295	$-

Total Assets	$131,396	$79,321	$49,872	$2,203

Total Liabilities	$90,228	$43,099	$34,348	$12,781

NOTE 15 – INDUSTRY SEGMENTS – CONTINUED

Premium revenues and operating income by industry segment for the years ended December 31, 2010 and 2009 are summarized below:

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2010
REVENUE
Net premiums earned	$61,263	$54,236	$7,027	$-
Net investment income	5,089	2,900	2,116	73
Net realized investment gains	1,879	1,352	420	107
Other income	1,161	1,158	3	-
	69,392	59,646	9,566	180

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	39,031	33,745	5,286	-
Amortization of deferred policy acquisition costs	3,944	3,354	590	-
Commissions	7,871	7,319	552	-
General and administrative expenses	10,672	6,203	2,166	2,303
Taxes, licenses and fees	2,081	1,694	387	-
Interest expense	1,156	-	65	1,091
	64,755	52,315	9,046	3,394

Income (Loss) Before Income Taxes	4,637	7,331	520	(3,214)

INCOME TAX EXPENSE (BENEFIT)
Current	666	1,294	190	(818)
Deferred	706	529	458	(281)
	1,372	1,823	648	(1,099)

NET INCOME (LOSS)	$3,265	$5,508	$(128)	$(2,115)

NOTE 15 –  INDUSTRY SEGMENTS – CONTINUED

(Dollars in thousands)
	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
Year ended December 31, 2009
REVENUE
Net premiums earned	$59,594	$52,395	$7,199	$-
Net investment income	5,289	3,125	2,114	50
Net realized investment gains	357	120	234	3
Other income	764	761	3	-
	66,004	56,401	9,550	53

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	35,839	30,908	4,931	-
Amortization of deferred policy acquisition costs	3,673	3,397	276	-
Commissions	7,863	7,317	546	-
General and administrative expenses	10,396	6,775	2,543	1,078
Insurance taxes, licenses and fees	1,631	1,387	244	-
Interest expense	1,126	-	49	1,077
	60,528	49,784	8,589	2,155

Income (Loss) Before Income Taxes	5,476	6,617	961	(2,102)

INCOME TAX EXPENSE (BENEFIT)
Current	1,136	1,369	105	(338)
Deferred	116	97	392	(373)
	1,252	1,466	497	(711)

NET INCOME (LOSS)	$4,224	$5,151	$464	$(1,391)

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

The Company has been sued in a putative class action in the State of Alabama. The Plaintiff alleges entitlement to, but did not receive, payment for general contractor overhead and profit (“GCOP”) in the proceeds received from the Company concerning the repair of the Plaintiff’s home. Plaintiff alleges that said failure to include GCOP is a material breach by the

NOTE 16 – CONTINGENCIES – CONTINUED

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

The Company has denied the allegations supporting Purchaser's claims.  The financial records of Mobile Attic have been in the possession of Purchaser since Purchaser acquired the stock of Mobile Attic in early 2007 and are only available to the Company through discovery in the litigation.  The Company is actively conducting discovery in defense of Purchaser's claims and has requested Purchaser to provide the financial information supporting the allegations made in its complaint.  Discovery has not been completed at this time.  The Company believes that the Purchaser's claim for damages is unreasonable and excessive even if the Purchaser is able to prove the alleged misrepresentations in Mobile Attic's financial statements.  Given the difficulty in obtaining access to the Mobile Attic financial records and the fact that discovery is ongoing, the Company is unable to predict the amount of the ultimate liability that the Company may have if the Purchaser is successful in this litigation.  Management has recorded an estimate of aggregate litigation related expenses related to these actions as of December 31, 2010 and the amounts are included in other liabilities in the accompanying consolidated financial statements.

NOTE 16 – CONTINGENCIES – CONTINUED

The Company establishes and maintains reserves on contingent liabilities.  In many instances, however, it is not feasible to predict the ultimate outcome with any degree of accuracy.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during 2010 was $1,156,000 ($1,077,000 in 2009).  Cash paid for income taxes in 2010 was $662,000 compared to cash received for income taxes in 2009 of $796,000.

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE I. SUMMARY OF INVESTMENTS (CONSOLIDATED)
(Dollars in Thousands)

	December 31, 2010			December 31, 2009

			Amount per			Amount per
		Fair	the Balance		Fair	the Balance
	Cost	Value	Sheet	Cost	Value	Sheet
Securities Held-to-Maturity:

United States government . . . . . . . . . . .	$335	$355	$335	$441	$455	$441
States, municipalities and
political subdivisions . . .	1,837	1,873	1,837	2,139	2,182	2,139
Mortgage backed securities . . . . . . . . . . .	2,669	2,794	2,669	3,175	3,251	3,175
Private label mortgage backed securities . . . . .	118	122	118	187	192	187
Industrial and Miscellaneous . . . . . . . . .	-	-	-	-	-	-
Total Securities Held-to-Maturity . . . . . . .	4,959	5,144	4,959	5,942	6,080	5,942

Securities Available-for-Sale:

Equity Securities:
Banks and insurance companies . . . . . .	1,322	1,630	1,630	1,489	989	989
Industrial and all other . . . . . . . . . . . . . .	4,156	7,417	7,417	4,362	8,046	8,046
Total equity securities . . . . . . . . . . . . .	5,478	9,047	9,047	5,851	9,035	9,035

Debt Securities:
United States government . . . . . . . . . . .	15,446	15,720	15,720	9,532	9,713	9,713
States, municipalities and
political subdivisions . . .	18,902	18,415	18,415	15,641	15,516	15,516
Mortgage backed securities . . . . . . . . . . .	7,053	7,275	7,275	8,203	8,320	8,320
Private label mortgage backed securities . . . . .	13,313	13,106	13,106	9,634	8,896	8,896
Industrial and Miscellaneous . . . . . . . . .	22,405	23,952	23,952	26,786	27,824	27,824
Total Debt Securities . . . . . . . . . . . . . .	77,119	78,468	78,468	69,796	70,269	70,269

Total Available-for-Sale . . . . . . . . .	82,597	87,515	87,515	75,647	79,304	79,304

Total Securities . . . . . . . . . . . . . . ..	87,556	92,659	$92,474	81,589	85,384	$85,246
Trading securities. . . . . . . . . . . . . . . . .. . . . . . .	657	705	705	314	374	374
Receivable for securities. . . . . . . . . . . . .	-	-	-	96	96	96
Mortgage loans on real estate . . . . . . . . . . . . .	1,022	935	935	1,041	1,041	1,041
Investment real estate . . . . . . . . . . . . . . . . . . . .	5,010	5,010	5,010	4,815	4,815	4,815
Policy loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,123	1,123	1,123	1,018	1,018	1,018
Company owned life insurance. . . . . . . . . . . . . .	5,000	5,520	5,520	5,000	5,197	5,197
Other invested assets. . . . . . . . . . . . . . . . . . . .	3,915	3,915	3,915	3,933	3,933	3,933
Total investments . . .	$104,283	$109,867	$109,682	$97,806	$101,858	$101,720

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2010	2009
Assets
Cash	$920	$382
Investment in subsidiaries (equity method)
eliminated upon consolidation	54,665	51,658
Other assets	3,921	2,866

Total Assets	$59,506	$54,906

Liabilities and Shareholders' Equity
Accrued general expenses	$2,924	$1,366
Notes payable	12,872	12,372

Total Liabilities	15,796	13,738

Total Shareholders' Equity	43,710	41,168

Total Liabilities and Shareholders' Equity	$59,506	$54,906

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME (LOSS)
(Amounts in thousands)
	Years Ended
	December 31,
	2010	2009
Income

Dividends (eliminated upon consolidation)	$2,800	$2,800
Other income (includes fees from affiliates
eliminated upon consolidation)	632	52
	3,432	2,852

Expenses
State taxes	12	1
Other expenses	3,377	2,154
	3,389	2,155
Income before income taxes and equity in
undistributed earnings of subsidiaries	43	697
Income tax benefit	(1,100)	(711)

Income before equity in undistributed earnings
of subsidiaries	1,143	1,408
Equity in undistributed earnings of subsidiaries	2,122	2,816

Net income	$3,265	$4,224

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,265	$4,224
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed income of subsidiaries	(2,122)	(2,816)
Realized investment gains	(107)	-
Change in other assets	(1,055)	(539)
Change in accrued general expenses	1,537	539
Net cash provided by
operating activities	1,518	1,408

Cash flows from investing activities:
Net cash provided by investing activities		-
Net cash provided by
investing activities	-	-

Cash flows from financing activities:
Proceeds from short-term debt	500	-
Cash dividends	(1,480)	(1,480)
Net cash used in
financing activities	(980)	(1,480)

Net increase (decrease) in cash and cash equivalents	538	(72)

Cash at beginning of year	382	454

Cash at end of year	$920	$382

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

Note 2-Cash Dividends from Subsidiaries
In 2010 and 2009, dividends of $2.8 million per year were paid to the Registrant by its subsidiaries.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION (CONSOLIDATED)
(Amounts in thousands)

				Deferred	Future
				Acquisition	Policy	Unearned
				Costs	Benefits	Premiums
At December 31, 2010:
Life and accident and health insurance . . . . . . . . . . . . . . .				$6,383	$31,389	$14
Property and casualty insurance . . . . . ... . . . . . . . . . . . .				3,806	-	26,419
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .				$10,189	$31,389	$26,433

At December 31, 2009:
Life and accident and health insurance . . . . . . . . . . . . . . .				$6,295	$30,726	$16
Property and casualty insurance . . . . . ... . . . . . . . . . . . .				3,915	-	27,365
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .				$10,210	$30,726	$27,381

					Commissions,
				Benefits,	Amortization	General
				Claims,	of Deferred	Expenses,
		Net		Losses and	Policy	Taxes,
	Premium	Investment	Other	Settlement	Acquisition	Licenses
	Revenue	Income	Income	Expenses	Costs	and Fees
For the year ended December 31, 2010:
Life and accident and health insurance	$7,027	$2,116	$3	$5,286	$1,142	$2,553
Property and casualty insurance . . . . . .	54,236	2,900	1,158	33,745	10,673	7,897
Other . . . . . . . . .	-	73	-	-	-	2,303
Total . . . .. . . .	$61,263	$5,089	$1,161	$39,031	$11,815	$12,753

For the year ended December 31, 2009:
Life and accident and health insurance	$7,199	$2,114	$3	$4,931	$822	$2,787
Property and casualty insurance . . . . . .	52,395	3,125	761	30,908	10,714	8,162
Other . . . . . . . . .	-	50	-	-	-	1,078
Total . . . .. . . .	$59,594	$5,289	$764	$35,839	$11,536	$12,027

Note: Investment income and other operating expenses are reported separately by segment and not allocated.

THE NATIONAL SECURITY GROUP, INC.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Amounts in thousands)

					Percentage
		Ceded	Assumed		of Amount
	Gross	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2010
Life insurance in force . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$217,825	$12,314	$-	$205,511	0.00%

Premiums:
Life insurance and accident and health insurance . . . . . . . . . . . . .	7,086	59	-	7,027	0.00%
Property and casualty insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . .	60,390	6,154	-	54,236	0.00%

Total premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$67,476	$6,213	$-	$61,263	0.00%

For the year ended December 31, 2009
Life insurance in force . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$215,028	$12,034	$-	$202,994	0.00%

Premiums:
Life insurance and accident and health insurance . . . . . . . . . . . . .	7,247	48	-	7,199	0.00%
Property and casualty insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . .	59,213	6,818	-	52,395	0.00%

Total premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$66,460	$6,866	$-	$59,594	0.00%

For the year ended December 31, 2006

The National Security Group, Inc

Schedule V. Valuation and Qualifying Accounts
Years ended December 31, 2010 and 2009

	2010	2009
	(Dollars in thousands)

Balance, January 1	$-	$59
Additions	-	-
Deletions	-	59

Balance, December 31	$-	$-

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers

JACK E. BRUNSON (53) has served as a director since 1999 and as President of NSFC since 1997.  He also serves on the Boards of Directors of NSFC and Omega.  He joined the Company in 1982.  Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (52) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000.  He also holds the position of President of NSIC.  He joined the Company in 1983.  Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega.  Mr. Brunson is a member of the Alabama State Bar.

BRIAN R. MCLEOD (42) currently serves as Vice President of Finance & Operations, CFO and Treasurer of the Company.  From 1992-2002 he served as Controller.  He joined the Company in 1992.  Mr. McLeod is a Director of NSIC, NSFC, Omega and NATSCO.  Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama.  Mr. McLeod is a Certified Public Accountant.

The information contained in The National Security Group’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 8, 2011 with respect to directors of the Company and Corporate Governance, is incorporated herein by reference in response to this item.

The information contained in The National Security Group’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 8, 2011 with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained in The National Security Group’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 8, 2011 with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information contained in The National Security Group’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 8, 2011, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in The National Security Group’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 8, 2011, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to this item.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information contained in The National Security Group’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 8, 2011, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained in The National Security Group’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 8, 2011, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits
(a) The following documents are filed as part of this report:

1.	Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statements of Operation – Years ended December 31, 2010 and 2009

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows – Years ended December 31, 2010 and 2009

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
                              Pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002

 32.        Certification Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section
              1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	During the last fiscal quarter of the period covered by this Report, the Company filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Description

November 12, 2010	November 12, 2010	Amendment presenting financial information in whole dollars for the period ended September 30, 2010.
November 12, 2010	November 12, 2010	Press release announcing financial results for period ended September 30, 2010.
October 22, 2010	October 25, 2010	Press release announcing quarterly dividend.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 31, 2011
SIGNATURE
/s/ Winfield Baird	/s/ Mickey L. Murdock
/s/ Fleming Brooks	/s/ Donald Pittman
/s/ Jack E. Brunson	/s/ Paul C. Wesch
/s/ William L. Brunson, Jr.	/s/ L. Brunson White
/s/ Fred D. Clark, Jr.	/s/ Walter P. Wilkerson
/s/ Frank B. O’Neil