Form 10-K/A
period 2009-12-31
NATIONAL SECURITY GROUP INC
filed 2011-05-04
CIK 865058

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

This Amendment number 3 on Form 10-K/A amends the annual report of The National Security Group, Inc. (the “Company”) on Form 10-K/A -2 for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 31, 2011.  This amendment is being filed primarily to include the Company’s CFO certification found in exhibit 31.2, to revise the form reference in exhibits 31.1 and exhibit 31.2 to reflect Form 10-K/A and to revise the certification in exhibit 32 to reference the annual period 12/31/2009.

The previously filed Amendment number 2 on Form 10-K/A amended the annual report of The National Security Group, Inc. (the “Company”) on Form 10-K/A -1 for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 4, 2011.  The amendment was filed primarily to include the Company’s audited consolidated financial statements for the year ended December 31, 2008 and accompanying report of Warren, Averett, Kimbrough & Marino, LLC (WAKM), which references their audit of the Company’s 2008 consolidated financial statements.

Due to the predecessor auditor’s refusal to reissue their audit report, registrant engaged its current auditor, WAKM to audit its 2008 consolidated financial statements.  Registrant filed Amendment number 2 to the 2009 10-K to include its audited consolidated financial statements for the year ended December 31, 2008.  There were no significant reclassifications or adjustments resulting from the audit of the 2008 consolidated financial statements.

Except as otherwise expressly set forth herein and in registrant’s amendment on Form 10-K/A-2 filed with the SEC on March 31, 2011, all of the information in this Form 10-K/A-3 is consistent with filing dated  March 26, 2010, the date the Company originally filed the 2009 10-K with the SEC. This Form 10-K/A-3 continues to speak as of the date of the 2009 10-K and does not reflect any subsequent information or events other than as expressly set forth otherwise in this Form 10-K/A-3.  Accordingly, this Form 10-K/A-3 should be read in conjunction with our filings made with the SEC subsequent to the filing of the 2009 10-K, including any amendments to those filings.  Among other things, forward-looking statements made in the 2009 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the 2009 10-K, other than this amendment.

Except as amended by the Form 10-K/A-1, Form 10K/A-2 and this Form 10-K/A-3, the information contained in the 2009 10-K is significantly unchanged and may be reviewed in conjunction with the filing made on March 26, 2010.

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

Date: May 4, 2011