Form 10-Q
period 2011-03-31
NATIONAL SECURITY GROUP INC
filed 2011-05-16
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Act).  (Check One) :    Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of May 16, 2011, there were 2,466,600 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
ASSETS	2011	2010
	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2011 - $4,501;
2010 - $5,144)	$4,352	$4,959
Fixed maturities available-for-sale, at estimated fair value (cost: 2011 - $76,683;
2010 -$ 77,119)	77,420	78,468
Equity securities available-for-sale, at estimated fair value (cost: 2011 - $5,211;
2010 - $5,478)	9,091	9,047
Trading securities	838	705
Receivable for securities sold	125	-
Mortgage loans on real estate, at cost	395	935
Investment real estate, at book value	5,579	5,010
Policy loans	1,149	1,123
Company owned life insurance	5,583	5,520
Other invested assets	3,898	3,915

Total Investments	108,430	109,682

Cash	3,266	1,572
Accrued investment income	826	823
Policy receivables and agents' balances	9,421	9,531
Reinsurance recoverable	1,637	1,699
Deferred policy acquisition costs	10,220	10,189
Property and equipment, net	2,356	2,437
Other assets	1,116	934

Total Assets	$137,272	$136,867

LIABILITIES AND SHAREHOLDERS' EQUITY

Property and casualty benefit and loss reserves	$13,372	$13,184
Accident and health benefit and loss reserves	1,893	1,881
Life and annuity benefit and loss reserves	29,249	28,897
Unearned premiums	26,365	26,433
Policy and contract claims	600	611
Other policyholder funds	1,368	1,351
Short-term notes payable	-	500
Long-term debt	12,372	12,372
Accrued income taxes	238	127
Deferred income tax liability	1,065	1,043
Other liabilities	6,547	6,758

Total Liabilities	93,069	93,157

Contingencies	-	-

Shareholders' Equity
Preferred stock, $1 par value, 500,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $1 par value, 2,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $1 par value, 3,000,000 authorized, 2,466,600 shares issued and outstanding	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	2,890	3,022
Retained earnings	33,895	33,270

Total Shareholders' Equity	44,203	43,710

Total Liabilities and Shareholders' Equity	$137,272	$136,867

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months
	Ended March 31
	2011	2010

REVENUES
Net premiums earned	$14,870	$15,038
Net investment income	1,142	1,326
Net realized investment gains	770	669
Other income	255	299

Total Revenues	17,037	17,332

EXPENSES
Policyholder benefits paid or provided	9,322	8,473
Policy acquisition costs	2,924	2,748
General expenses	2,563	2,585
Taxes, licenses and fees	480	487
Interest expense	285	258
Total Expenses
	15,574	14,551

Income Before Income Taxes	1,463	2,781

INCOME TAX EXPENSE
Current	350	602
Deferred	118	285
	468	887

Net Income	$995	$1,894

EARNINGS PER COMMON SHARE	$0.40	$0.77

DIVIDENDS DECLARED PER SHARE	$0.150	$0.150

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

			Accumulated
			Other		Additional
		Retained	Comprehensive	Common	Paid-in
	Total	Earnings	Income	Stock	Capital

Balance at December 31, 2010	$43,710	$33,270	$3,022	$2,467	$4,951

Comprehensive Income
Net income three months ended 3/31/2011	995	995
Other comprehensive income (net of tax)
Unrealized loss on securities, net of
reclassification adjustment of $508	(180)		(180)
Unrealized gain on interest rate swap	48		48

Total Comprehensive Income	863

Cash dividends	(370)	(370)

Balance at March 31, 2011 (Unaudited)	$44,203	$33,895	$2,890	$2,467	$4,951

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2011	2010

Cash Flows from Operating Activities
Net income	$995	$1,894
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Change in receivable for securities sold	(125)	(73)
Change in accrued investment income	(3)	(60)
Change in reinsurance recoverable	62	113
Change in deferred policy acquisition costs	(31)	(273)
Change in accrued income taxes	111	452
Change in deferred income taxes	118	285
Depreciation expense	93	74
Change in policy liabilities and claims	583	(458)
Other, net	(1,122)	(1,236)
Net cash provided by operating activities	681	718

Cash Flows from Investing Activities
Cost of investments acquired	(8,172)	(13,372)
Sale and maturity of investments	10,050	10,411
Purchase of property and equipment	(12)	(17)

Net cash provided by (used in) investing activities	1,866	(2,978)

Cash Flows from Financing Activities
Change in other policyholder funds	17	6
Change in short-term notes payable	(500)	-
Dividends paid	(370)	(370)
Net cash used in financing activities	(853)	(364)

Net change in cash and cash equivalents	1,694	(2,624)

Cash and cash equivalents, beginning of period	1,572	4,686

Cash and cash equivalents, end of period	$3,266	$2,062

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and  NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega) .  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  All significant intercompany transactions and accounts have been eliminated.  The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which includes information and disclosures not presented herein.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are reserves for future policy benefits, liabilities for losses and loss adjustment expenses, reinsurance recoverable asset on associated loss and loss adjustment expense liabilities, deferred policy acquisition costs, deferred income tax assets and liabilities, assessments of other than temporary impairments on investments and accruals for contingencies.   Actual results could differ from those estimates.

Recently Issued Accounting Standards

Intangibles-Goodwill and Other
Effective for interim and annual reporting periods beginning after December 15, 2010, the FASB revised guidance related to goodwill impairment testing. The revised guidance clarifies that when evaluating goodwill associated with a reporting unit that has a zero or negative carrying value, an initial determination should be made as to whether it is more likely than not that the goodwill is impaired. When impairment is more likely than not, the goodwill is required to be tested for impairment. We adopted the guidance on January 1, 2011. Adoption did not have a material effect on our results of operations or financial position.

Fair Value Measurements
Effective for interim and annual reporting periods beginning after December 15, 2010, the FASB revised guidance to require additional disclosure about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. We adopted the guidance on January 1, 2011; adoption did not have a material effect on our results of operations or financial position.

Accounting Changes Not Yet Adopted

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
Effective for fiscal years beginning after December 15, 2011, the FASB revised guidance regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance permits deferral of qualifying costs associated only with successful contract acquisitions. The portion of internal selling agent and underwriter salary and benefit costs allocated to unsuccessful contracts, as well as advertising costs, are excluded. The guidance should be applied prospectively, but may be applied retrospectively for all prior periods. We are currently evaluating the impact of this revised guidance.  However, we do not expect a material effect on our results of operations or financial position.

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

Layers 1-4 cover events occurring from January 1-December 31 of the contract year.  All significant reinsurers under the program carry A.M. Best ratings of A- (Excellent) or higher, or equivalent ratings.

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

NOTE 3 – CALCULATION OF EARNINGS PER SHARE

Earnings per share were based on net income divided by the weighted average common shares outstanding.  The weighted average number of shares outstanding for the period ending March 31, 2011 and 2010 were 2,466,600.

NOTE 4 – CHANGES IN SHAREHOLDER'S EQUITY

During the three months ended March 31, 2011 and 2010, there were no changes in shareholders' equity except for net income of $995,000 and $1,894,000, respectively; dividends paid of $370,000 in 2011 and 2010; changes in accumulated other comprehensive (loss) income, net of applicable taxes of $(132,000) and 743,000, respectively.  Other comprehensive income consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

NOTE 5 – INVESTMENTS

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands)
	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Corporate debt securities	$19,747	$1,197	$67	$20,877
Mortgage backed securities	6,799	220	125	6,894
Private label mortgage backed securities	12,261	155	283	12,133
Obligations of states and political subdivisions	19,434	194	718	18,910
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	18,442	388	224	18,606
Total fixed maturities	76,683	2,154	1,417	77,420
Equity securities	5,211	4,340	460	9,091

Total	$81,894	$6,494	$1,877	$86,511

Held-to-maturity securities:
Corporate debt securities	$-	$-	$-	$-
Mortgage backed securities	2,443	120	13	2,550
Private label mortgage backed securities	96	3	-	99
Obligations of states and political subdivisions	1,489	32	14	1,507
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	324	21	-	345

Total	$4,352	$176	$27	$4,501

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

The amortized cost and aggregate fair value of debt securities at March 31, 2011, by contractual maturity, are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized	Fair
Available-for-sale securities:	Cost	Value
Due in one year or less	$952	$989
Due after one year through five years	12,610	13,278
Due after five years through ten years	23,892	24,857
Due after ten years	39,229	38,296

Total	$76,683	$77,420

Held-to-maturity securities:
Due in one year or less	$500	$500
Due after one year through five years	300	307
Due after five years through ten years	1,342	1,417
Due after ten years	2,210	2,277

Total	$4,352	$4,501

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

A summary of securities available-for-sale with unrealized losses as of March 31, 2011 and December 31, 2010 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				March 31, 2011
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate debt securities	$980	$17	$1,707	$50	$2,687	$67	6
Mortgage backed securities	993	34	1,409	91	2,402	125	7
Private label mortgage backed
securities	578	1	2,319	282	2,897	283	9
Obligations of state and
political subdivisions	1,638	20	9,126	698	10,764	718	37
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	5,002	29	3,997	195	8,999	224	19
Equity securities	405	27	767	433	1,172	460	5
	$9,596	$128	$19,325	$1,749	$28,921	$1,877	83

	(Dollars in thousands)				December 31, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$4,504	$112	$250	$7	$4,754	$119	11
Mortgage backed securities	1,909	104	-	-	1,909	104	8
Private label mortgage backed
securities	2,463	46	3,591	361	6,054	407	12
Obligations of state and
political subdivisions	8,216	612	1,304	127	9,520	739	34
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	4,020	172	-	-	4,020	172	9
Equity securities	264	10	903	435	1,167	445	3
	$21,376	$1,056	$6,048	$930	$27,424	$1,986	77

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

A summary of securities held-to-maturity with unrealized losses as of March 31, 2011 and December 31, 2010 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				March 31, 2011
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities
Corporate	$-	$-	$-	$-	$-	$-	-
Mortgage backed securities	-	-	319	13	319	13	1
Private label mortgage backed
securities	-	-	-	-	-	-	-
Obligations of state and
political subdivisions	-	-	161	14	161	14	1
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	-	-	-	-	-
Equity securities	-	-	-	-	-	-	-
	$-	$-	$480	$27	$480	$27	2

	(Dollars in thousands)				December 31, 2010
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Securities in a
	Value	Losses	Value	Losses	Value	Losses	Loss Position
Fixed maturities:
Corporate debt securities	$-	$-	$-	$-	$-	$-	-
Mortgage backed securities	331	1	-	-	331	1	1
Private label mortgage backed
securities	-	-	-	-	-	-	-
Obligations of state and
political subdivisions	161	12	-	-	161	12	1
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	-	-	-	-	-	-	-

	$492	$13	$-	$-	$492	$13	2

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Management has evaluated each security in a significant unrealized loss position.  For the quarter ended March 31, 2011, the Company realized no additional other-than-temporary impairments.  The single largest accumulated loss at March 31, 2011 was in the equity portfolio and totaled $355,000.  The second largest loss position was in the bond portfolio and totaled $178,000.  The third largest loss position was in the bond portfolio and totaled $102,000.  Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized.  The Company has no material exposure to sub-prime mortgage loans and less than 3% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were temporary impairments.

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

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)

	March 31 ,2011	December 31, 2010

	(unaudited)
Net change in unrealized appreciation on available-
for-sale securities before deferred tax	$(301)	$1,261
Deferred income tax	121	(414)

Net change in unrealized appreciation on available-
for-sale securities	$(180)	$847

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company incurred no interest or penalties as of both March 31, 2011 and December 31, 2010. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2007. Tax returns have been filed through the year 2009 with extensions filed for 2010.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.   The Company recognized net deferred tax liability positions of $1,065,000 at March 31, 2011 and $1,043,000 at December 31, 2010.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010
General insurance expenses	$1,450	$1,442
Unearned premiums	1,791	1,795
Claims liabilities	305	301
Trading securities	7	17
Other than temporary impairments on securities owned	149	115
Unrealized loss on interest rate swaps	52	77
Deferred tax assets	$3,754	$3,747

Depreciation	$(162)	$(171)
Deferred policy acquisition costs	(3,032)	(2,874)
Unrealized gains on securities available-for-sale	(1,625)	(1,745)
Deferred tax liabilities	$(4,819)	$(4,790)

Net deferred tax liability	$(1,065)	$(1,043)

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Quarter ended March 31,
	2011	2010

Deferred policy acquisition costs	$158	$240
Other-than-temporary-impairments	(34)	19
Trading securities	10	-
Unearned premiums	4	(35)
General insurance expenses	(8)	55
Depreciation	(9)	(4)
Claim liabilities	(4)	10

	$118	$285

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes.  The reason for these differences and the approximate tax effects are as follows:

	(Dollars in thousands)
	Quarter ended March 31,
	2011	2010

Federal income tax rate applied to pre-tax income	$497	$946
Dividends received deduction and tax-exempt interest	(50)	(55)
Company owned life insurance	(22)	(30)
Small life deduction	(110)	(97)
Other, net	153	123

Federal income tax expense	$468	$887

NOTE 7 –LONG-TERM DEBT

Short-term notes payable consisted of the following as of March 31, 2011 and December 31, 2010:

	(Dollars in thousands)
	2011	2010

Line of credit with variable interest rate equal to the WSJ prime rate, currently 5.0%. Interest payments due quarterly. Unsecured.	$-	$500

Long-term debt consisted of the following as of March 31, 2011 and December 31, 2010:

	(Dollars in thousands)
	2011	2010

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$12,372	$12,372

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

On September 13, 2007, the Company entered into a 5 year swap effective September 17, 2007 with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued on June 21, 2007.  Commencing December 17, 2007, under the terms of the swap, the Company will receive interest at the three-month LIBOR rate plus 3.4% and pay interest at the fixed rate of 8.34%.

On March 19, 2009, the Company entered into a forward swap effective September 17, 2012, which will also hedge against changes in cash flows following the termination of the 5 year swap agreement discussed previously.  Commencing September 17, 2012, under the terms of the forward swap, the Company will receive interest at the three-month LIBOR rate plus 3.4% and pay interest at the fixed rate of 7.02%.  This forward swap will effectively fix the interest rate on $3,000,000 in debt until September of 2019.

On May 26, 2010, the Company entered into a forward swap with a notional amount of $9,000,000 effective December 15, 2015, which will hedge against changes in cash flows following the termination of the fixed rate period. Quarterly, commencing March 16, 2016 under the terms of the forward swap, the Company will pay interest at a fixed rate of 8.49% until March 15, 2020.

The swaps entered into in 2007, 2009 and 2010 have fair values of $167,000 (liability), $19,000 (asset) and $6,000 (liability), respectively, for a net liability of $154,000 at March 31, 2011 ($227,000 at December 31, 2010).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation gain of $48,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation loss of $90,000 was included in accumulated other comprehensive income related to the swap at December 31, 2010.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has securities on deposit with fair market values of $822,000 ($660,000 of which is posted as collateral) ($660,000 at December 31, 2010).  See Note 9 for additional information about the interest rate swaps.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

In December of 2010, the Company renewed an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  No funds were drawn on this line at March 31, 2011 and $500,000 was drawn on this line at December 31, 2010.

NOTE 8 – CONTINGENCIES

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

On January 9, 2009, Mobile Attic, MA Manufacturing Company, Inc., and Purchaser initiated an action against Peter Cash, Cash Brothers Leasing, Inc., Bridgeville Trailers, Inc., and Barfield, Murphy, Shank & Smith, P.C. in the

NATIONAL SECURITY GROUP, INC.

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

The Company has denied the allegations supporting Purchaser's claims.  The financial records of Mobile Attic have been in the possession of Purchaser since Purchaser acquired the stock of Mobile Attic in early 2007 and are only available to the Company through discovery in the litigation.  The Company is actively conducting discovery in defense of Purchaser's claims and has requested Purchaser to provide the financial information supporting the allegations made in its complaint.  Discovery has not been completed at this time.  The Company believes that the Purchaser's claim for damages is unreasonable and excessive even if the Purchaser is able to prove the alleged misrepresentations in Mobile Attic's financial statements.  Given the difficulty in obtaining access to the Mobile Attic financial records and the fact that discovery is ongoing, the Company is unable to predict the amount of the ultimate liability that the Company may have if the Purchaser is successful in this litigation.  Management has recorded an estimate of aggregate litigation related expenses related to these actions as of March 31, 2011 and December 31, 2010, and the amounts are included in other liabilities in the accompanying condensed consolidated financial statements.

The Company establishes and maintains reserves on contingent liabilities.  In many instances, however, it is not feasible to predict the ultimate outcome with any degree of accuracy.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

NOTE 9 – FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

Our securities available-for-sale consists of fixed maturity and equity securities which are recorded at fair value in the accompanying condensed consolidated balance sheets.  The change in the fair value of these investments, unless deemed to be other than temporarily impaired, is recorded as a component of other comprehensive income.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale	$77,420	$18,606	$58,814	$-
Corporate debt securities
Private label mortgage backed securities
Obligations of states and political subdivisions
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies
Trading securities	838	838	-	-
Equity securities available-for-sale	9,091	8,312		779

Total Financial Assets	$87,349	$27,756	$58,814	$779

Financial Liabilities
Interest rate swap	$154	$-	$-	$154

Total Financial Liabilities	$154	$-	$-	$154

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

	For the three-months ended March 31, 2011
	Fixed Maturities Available-for-Sale	Equity Securities Available-for-Sale	Interest Rate Swap
(In Thousands)

Beginning balance	$-	$787	$(227)
Total gains or losses (realized and
unrealized):
Included in earnings	-	(8)	-
Included in other comprehensive income	-	-	73
Purchases:	-	-	-
Sales:	-	-	-
Issuances:	-	-	-
Settlements	-	-	-
Transfers in/(out) of Level 3	-	-	-
Ending balance	$-	$779	$(154)
The amount of total gains or losses for the
period included in earnings attributable to the
change in unrealized gains or losses relating
to assets and liabilities still held as of
March 31, 2011	$-	$-	$-

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

For the quarter ended March 31, 2011, there were no assets or liabilities measured at fair values on a nonrecurring basis.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$23,952	$-	$23,952	$-
Mortgage backed securities	7,275	-	7,275	-
Private label mortgage backed securities	13,106	-	13,106	-
Obligations of states and political subdivisions	18,415	-	18,415	-
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	15,720	15,720	-	-
Trading securities	705	705	-	-
Equity securities available-for-sale	9,047	8,260	-	787

Total Financial Assets	$88,220	$24,685	$62,748	$787

Financial Liabilities
Interest rate swap	$227	$-	$-	$227

Total Financial Liabilities	$227	$-	$-	$227

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

	For the year ended December 31, 2010
	Corporate Debt Securities	Equity Securities Available-for-Sale	Interest
(In Thousands)			Rate Swap
Beginning balance	$577	$662	$(60)
Total gains or losses (realized and
unrealized):
Included in earnings	63	-	-
Included in other comprehensive income	-	(19)	(167)
Purchases:	-	144	-
Sales:	(640)	-	-
Issuances:	-	-	-
Settlements	-	-	-
Transfers in/(out) of Level 3	-	-	-
Ending balance	$-	$787	$(227)
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

Debt—the carrying amount is a reasonable estimate of fair value.

The carrying amount and estimate fair value of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	In Thousands of Dollars
	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets and related instruments
Mortgage loans	$395	$395	$935	$935
Policy loans	1,149	1,149	1,123	1,123
Company owned life insurance	5,583	5,583	5,520	5,520
Other invested assets	3,898	3,898	3,915	3,915

Liabilities and related instruments
Other policyholder funds	1,368	1,368	1,351	1,351
Short-term debt	-	-	500	500
Long-term debt	12,372	12,372	12,372	12,372

NOTE 10 – SEGMENTS

The Company’s property and casualty insurance operations comprise one business segment.  The property and casualty insurance segment consists of seven lines of business:  dwelling fire and extended coverage, homeowners (including mobile homeowners), ocean marine, other liability, private passenger auto liability, commercial auto liability and auto physical damage.  Management organizes the business utilizing a niche strategy focusing on lower valued dwellings as well as higher risk automobile products.  Our chief decision makers (President, Chief Financial Officer and Chief Executive Officer) review results and operating plans making decisions on resource allocations on a company-wide basis.  The Company’s products are primarily produced through agents within the states in which we operate.  The Company’s life and accident and health operations comprise the second business segment.  The life and accident and health insurance segment consists of two lines of business: traditional life insurance and accident and health insurance.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

The following table presents the Company’s gross premiums written and earned for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended
	March 31,
	2011	2010
Premiums written:
Life, accident and health operations:
Traditional life insurance	$1,305	$1,315
Accident and health insurance	484	491
Total life, accident and health	1,789	1,806

Property and Casualty operations:
Dwelling fire & extended coverage	6,697	6,591
Homeowners (Including mobile homeowners)	6,007	6,401
Ocean marine	119	100
Other liability	334	326
Private passenger auto liability	854	1,187
Commercial auto liability	119	133
Auto physical damage	336	470
Total property and casualty	14,466	15,208

Gross premiums written	$16,255	$17,014

Reinsurance premium ceded	(1,529)	(1,528)

Net premiums written	$14,726	$15,486

Premiums earned:
Life, accident and health operations:
Traditional life insurance	$1,386	$1,364
Accident and health insurance	483	498
Total life, accident and health	1,869	1,862

Property and Casualty operations:
Dwelling fire & extended coverage	6,499	6,382
Homeowners (Including mobile homeowners)	6,244	6,594
Ocean marine	319	320
Other liability	310	310
Private passenger auto liability	756	675
Commercial auto liability	119	132
Auto physical damage	297	302
Total property and casualty	14,544	14,715

Gross premiums earned	$16,413	$16,577

Reinsurance premium ceded	(1,543)	(1,539)

Net premiums earned	$14,870	$15,038

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (Continued)

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Mortgage loans of $538,000 on real estate were converted to investment real estate during the quarter.

NOTE 12 – SUBSEQUENT EVENTS

Company subsidiaries, National Security Fire and Casualty Company and Omega One insurance Company incurred a significant increase in insurance claims in the month of April that will materially impact second quarter 2011 earnings.  A series of severe spring storm systems occurred in the month of April 2011 causing widespread tornado, wind and hail damage and generating over 1,600 policyholder claims to-date.  The storm damage impacted policyholders in the states of Alabama, Arkansas, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee.  The heaviest concentration of insured losses were incurred in a tornado outbreak in the states of Alabama, Georgia and Mississippi from April 25th through April 27th.

Based on the latest estimates of reported claims through the date of this Form 10-Q filing, total insured losses are expected to approach $10,000,000.  The estimated net of tax second quarter cost attributable to this series of storms, after reinsurance recoveries, is expected to be in the range of $4.5 to $4.9 million.

Since these storms occurred after financial statement period reported in this Form 10-Q, no provision for losses has been made in the accompanying financial statements.  Losses from this event will be reported in results of operations for the period ending on June 30, 2011.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of March 31, 2011, and condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2011 and 2010, and the related condensed consolidated statement of shareholders’ equity for the three-month period ended March 31, 2011.   These condensed consolidated financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett Kimbrough & Marino, LLC

Birmingham, Alabama
May 16, 2011

Item 2.
MANAGEMENTS’ DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of March 31, 2011, compared with December 31, 2010 and its results of operations and cash flows for the quarter ending March 31, 2011, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Cautionary Statement Regarding Forward-Looking Statements” contained on Page 3 of this report.

The reader is assumed to have access to the Company’s 2010 Annual Report.  This discussion should be read in conjunction with the Annual Report and with condensed consolidated financial information on pages 4 through 25 of this form 10-Q.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The company operates in eleven states with over 43% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment accounting for 87.4% of total insurance premium revenue during the first three months of 2011.  Revenue generated from the life segment accounted for 12.6% of total insurance premium revenue.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947 and is the oldest subsidiary of the Company.  The premium revenue produced in NSIC from the traditional life products and accident and health products accounted for 9.3% and 3.3%, respectively, of total premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina and Texas.

Omega One Insurance Company (Omega) is a property and casualty insurance company incorporated in 1992.  Omega is a wholly owned subsidiary of National Security Fire and Casualty Company (NSFC) and is the smallest of the insurance subsidiaries accounting for approximately 7.9% of consolidated premium revenue.  Omega is licensed and underwrites property and casualty insurance in the states of Alabama and Louisiana.  There is no material product differentiation between those products underwritten by NSFC and Omega as both primarily underwrite personal lines of insurance.

National Security Fire and Casualty Company (NSFC) is a property and casualty insurance company and is the largest of the insurance subsidiaries accounting for over 79.5% of total premium revenue of the Company.  NSFC operates primarily in the personal lines segment of the property and casualty insurance market.  NSFC has been in operation since 1959.  NSFC is licensed and underwrites property and casualty insurance in the states of Alabama, Florida, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee.  NSFC is licensed, but does not currently underwrite any business, in the states of Kentucky and West Virginia.  NSFC also underwrites insurance on a non-admitted or surplus lines basis in the states of Louisiana, Missouri and Texas.

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

All of our insurance companies have been assigned ratings by A.M. Best.  The property and casualty group has been assigned a group rating of “B++” (Good) with a negative outlook.  In addition, A.M. Best has assigned an issuer credit rating of “bbb” with a negative outlook.  NSFC, the largest of the insurance subsidiaries, carries the same A.M. Best ratings as the group.  Omega carries an A.M. Best rating of “B+” (Good) with a stable outlook and an issuer credit rating of “bbb-” with a stable outlook.  The life insurance subsidiary, NSIC, has been assigned a rating of “B” (Fair) with a stable outlook and an issuer credit ration of “bb” with a stable outlook.  All ratings are reviewed at least annually by A.M. Best with the latest ratings effective date of January 28, 2011.

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

CONSOLIDATED RESULTS OF OPERATIONS

Summary:

The Company ended the first quarter of 2011 with net income of $995,000 compared to $1,894,000 for the same period last year; a 47.5% decrease.  The primary reason for the decline in net income was the $849,000 increase in policyholder benefits paid or provided.   The 10% increase in policyholder benefits paid or provided was largely related to the $551,000 increase in incurred losses and incurred adjustment expenses in the P&C segment compared to the same period last year.  In addition, the life insurance segment ended March 2011 with a $191,000 increase in incurred losses compared to March 2010 with the primary source being death and maturity benefits.

The P&C segment is primarily comprised of personal lines consisting of dwelling fire, homeowners and personal automobile lines of business.  While the company does maintain a small portion of commercial business (ocean marine and commercial automobile), these lines of business contributed only 3.4% of total earned premium for the P&C segment for 2011 and 2010 and are therefore not seperately distinguished from the personal lines in this discussion.

Premium Revenue:

Consolidated premium revenue was $14,870,000 as of March 2011 compared to $15,038,000 as of March 2010; a decrease of $168,000 or 1.1%. We continue to limit new business production in our dwelling lines of business in areas with high concentrations of coastal exposure along the Alabama, Mississippi and Louisiana coast.  These efforts have reduced the rate of new business production which has led to short term stagnation in revenue growth.  To offset these reductions, we are increasing marketing efforts in areas with less coastal storm exposure.

Life segment premium revenue was virtually unchanged in the period ending March 31, 2011 at $1,869,000 compared to $1,862,000 for the same period last year; an increase of 0.3%.  Year-to-date premiums earned for NSIC were up slightly from production of traditional life insurance products compared to the prior year ending the first quarter of 2011 with a $22,000 increase.  However, a $15,000 decline in A&H premium offset the small improvement previously mentioned.

The P&C segment ended March 2011 with year-to-date earned premiums of $13,001,000 compared to $13,176,000 for the same period last year; a decrease of 1.3%. The largest program experiencing a decline was the homeowners program which ended March 2011 with a decrease in earned premium of 5.3% compared to March 2010.  The implementation of stricter underwriting standards along with ongoing limitations on growth along the Alabama, Mississippi and Louisiana were the primary reasons for the decrease in premiums earned for this program compared to March 2010.

The table below provides earned premium revenue by segment for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		Percent
	2011	2010	increase (decrease)

Life, accident and health operations:
Traditional life insurance	$1,386,000	$1,364,000	1.61%
Accident and health insurance	483,000	498,000	(3.01)%
Total life, accident and health	1,869,000	1,862,000	0.38%

Property and Casualty operations:
Dwelling fire & extended coverage	6,499,000	6,382,000	1.83%
Homeowners (Including mobile homeowners)	6,244,000	6,594,000	(5.31)%
Ocean marine	319,000	320,000	(0.31)%
Other liability	310,000	310,000	-%
Private passenger auto liability	756,000	675,000	12.00%
Commercial auto liability	119,000	132,000	(9.85)%
Auto physical damage	297,000	302,000	(1.66)%
Reinsurance premium ceded	(1,543,000)	(1,539,000)	0.26%
Total property and casualty	13,001,000	13,176,000	(1.33)%
Total earned premium revenue	$14,870,000	$15,038,000	$(1.12)%

Investment income:

Investment income decreased $184,000 to $1,142,000 as of March 2011 from $1,326,000 in March 2010.  The decrease in investment income was primarily due to lower yields on reinvested cash flows from sells and maturities in the fixed income portfolio.

Realized investment gains and losses:

For the first quarter of 2011, realized investment gains totaled $770,000 compared to $669,000 for the same period last year; an increase of $101,000.  The investment gains realized on the sale of bonds and common stock in the current year totaled $386,000 and $354,000 in the P&C and life segments, respectively compared to $341,000 and $328,000 for the same period last year.

Other income:

Other income was $255,000 for the first quarter of 2011 compared to $299,000 as of March 2010; a decrease of 14.7%.  Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.  Due to the decline in production in our homeowners program in the P&C segment as well as slower growth in the dwelling fire and automobile programs; billing, payment and policy fees declined and was the primary reason for the overall reduction in other income for the current year.

Policyholder benefits:

Policyholder benefits paid or provided as of March 2011 were $9,322,000 (62.7% of net premiums earned) compared to $8,473,000 (56.3% of net premiums earned) for the same period last year.  The primary reason for the 6.4 percentage point increase in the loss ratio for the quarter was related to increased claim activity in the P&C segment.

In the first quarter of  2011, the P&C segment experienced an increase in claim frequency from severe weather events which accounted for 3.8 percentage points of the 6.4 percentage point increase in year over year policyholder benefits.  In addition, the P&C segment experienced an increase in claim frequency in the automobile program in the first quarter of  2011 with incurred losses of $1,104,000 compared to $888,000 for the same period last year.  The $216,000 increase in incurred automobile losses contributed 1.4 percentage points to the increase in policyholder benefits for the first quarter of 2011.  The remaining increase in policyholder benefits was due to a slight increase in death and maturity benefits from the life insurance segment (1.2 percentage points).

Policy acquisition cost:

For the three months ended March 31, 2011, policy acquisition costs were $2,924,000 compared to $2,748,000 for the same period last year primarily due to increased amortization of policy acquisition costs due to a reduction in new business production.

General Expenses:

General expenses were down $22,000 in the quarter ending March 2011 at $2,563,000 compared to $2,585,000 as of March 2010.  General expenses as a percent of earned premium remained unchanged at 17.2% for both years.

Taxes, licenses and fees:

Taxes, licenses and fees remained comparable to the prior quarter ending March 2011 at $480,000 compared to $487,000 for the same period last year.  Taxes, licenses and fees as a percentage of earned premiums remained relatively unchanged at 3.3% for the quarter ended March 31, 2011 and 3.2% for the same period last year.

Income taxes:

For the three months ended March 31, 2011, income tax expense was $468,000 compared to $887,000 for the same period last year.  Income tax expense was composed of current taxes totaling $351,000 and $602,000 for first quarter of 2011 and 2010, respectively, while deferred tax expense totaled $117,000 and $285,000, respectively, for the same time periods respectively.  The effective tax rate for the quarter ending March 31, 2011 was 32.0% compared to 31.9% for the same period last year.

Liquidity and capital resources:

The Company ended the first quarter of 2011 with aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $44,203,000 up $493,000 compared to $43,710,000 at December 31, 2010.  The increase consisted of net income totaling $995,000, net unrealized losses of $180,000 and a net unrealized gain of $48,000 related to an interest rate swap.  Cash dividends paid totaled $370,000 for the period.

The Company has $12,372,000 in debt outstanding consisting of long-term debt from the proceeds of two separate trust preferred securities issuances, the latest of which totaled $3,000,000 and was completed in June 2007.  An operating line of credit was obtained by the holding company in December of 2009 to allow flexibility with respect to cash management at the holding company level.  The outstanding balance at December 31, 2010 was $500,000 which was repaid during the first quarter of 2011.

The Company had $3,266,000 in cash and cash equivalents at March 31, 2011 compared to $2,062,000 at March 31, 2010.  Net cash provided by operating activities of $681,000 combined with net cash provided by investing activities of $ 1,866,000 were the primary reasons for the increase of cash during the quarter.  Cash flow from operations declined $37,000 for the quarter compared to the same period last year.  The primary reason for the decline in operating cash flow was a reduction in net income for the quarter related to increased claims and policy acquisition costs which were partially offset by a decline in accrued and deferred income taxes.

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

The uncertainty related to the pending litigation could also temporarily impair our ability to raise new debt or equity capital until this matter is resolved.  The Company is vigorously defending the allegations raised in this litigation and is unable to determine a potential ultimate liability at this time which limits our ability to predict the ultimate impact on our liquidity and capital resources.

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

Subsequent Events:

The Company’s business is concentrated primarily in the Southeastern United States.  As disclosed in Note 12 to the condensed consolidated financial statements, unusually severe storms during the month of April occurring in much of the Southeastern United States will materially impact earnings during the second quarter.  The Company maintains a catastrophe reinsurance program to limit the effect of such catastrophic events on the Company’s financial condition.  However, due to numerous tornado outbreaks over the month of April, the aggregate impact of the April storms will materially impact 2011 earnings.

Except as discussed above and in Note 8 and Note 12 to the condensed consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations.  Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Under smaller reporting company rules we are not required to disclose information required under Item 3.  However, in order to provide information to our investors, we have elected to provide information related to market risk.
The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk.  Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position.  Investment decisions are made by management and reviewed by the Board of Directors.  Market risk represents the potential for loss due to adverse changes in fair value of securities.  The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk.  The primary risk related to the Company’s equity portfolio is equity price risk.  The Company has not incurred material losses in its investment portfolio in the first three months of 2011 related to interest rate changes, defaults on certain securities and changes in value of equity investments.  These changes are discussed in detail under Item 2 of this Form 10-Q.   For further information regarding market risk, reference is made to the Company’s Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
Please refer to Note 8 to the financial statements.

Item 1A.Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the
Company’s annual report for 2010 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 5.  Other Information
None

Item 6.  Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K during the quarter ended March  31, 2011

Date of Report	Date Filed	Description

January 21, 2011	January 25, 2011	Press release, dated January 25, 2011, issued by The National Security Group, Inc.

March 31, 2011	March 31, 2011	Press release, dated March 31, 2011 issued by The National Security Group, Inc.

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

Dated: May 16, 2011