Form 10-Q
period 2011-06-30
NATIONAL SECURITY GROUP INC
filed 2011-08-15
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Act).  (Check One) :    Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of August 15, 2011, there were 2,466,600 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2011 - $3,840; 2010 - $5,144)	$3,673	$4,959
Fixed maturities available-for-sale, at estimated fair value (cost: 2011 - $71,726; 2010 -$77,119)	73,221	78,468
Equity securities available-for-sale, at estimated fair value (cost: 2011 - $4,969; 2010 - $5,478)	8,767	9,047
Trading securities	860	705
Mortgage loans on real estate, at cost	393	935
Investment real estate, at book value	5,643	5,010
Policy loans	1,185	1,123
Company owned life insurance	5,652	5,520
Other invested assets	3,871	3,915
Total Investments	103,265	109,682
Cash	965	1,572
Accrued investment income	714	823
Policy receivables and agents' balances	10,837	9,531
Reinsurance recoverable	3,531	1,699
Deferred policy acquisition costs	10,216	10,189
Property and equipment, net	2,295	2,437
Accrued income tax recoverable	2,477	—
Other assets	1,246	934
Total Assets	$135,546	$136,867

LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$14,596	$13,184
Accident and health benefit and loss reserves	1,948	1,881
Life and annuity benefit and loss reserves	29,406	28,897
Unearned premiums	27,937	26,433
Policy and contract claims	620	611
Other policyholder funds	1,379	1,351
Short-term notes payable	175	500
Long-term debt	12,372	12,372
Accrued income taxes	—	127
Deferred income tax liability	1,132	1,043
Other liabilities	6,731	6,758
Total Liabilities	96,296	93,157
Contingencies
Shareholders' Equity
Common stock	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	3,252	3,022
Retained earnings	28,580	33,270
Total Shareholders' Equity	39,250	43,710
Total Liabilities and Shareholders' Equity	$135,546	$136,867

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
REVENUES
Net premiums earned	$13,321	$15,903	$28,191	$30,941
Net investment income	1,257	1,195	2,399	2,521
Net realized investment gains	261	689	1,031	1,358
Other income	256	256	511	555
Total Revenues	15,095	18,043	32,132	35,375
EXPENSES
Policyholder benefits paid or provided	15,682	11,061	25,004	19,534
Policy acquisition costs	3,071	2,970	5,995	5,718
General expenses	2,986	2,155	5,549	4,740
Taxes, licenses and fees	622	480	1,102	967
Interest expense	285	307	570	565
Total Expenses	22,646	16,973	38,220	31,524

(Loss) Income Before Income Taxes	(7,551)	1,070	(6,088)	3,851

INCOME TAX (BENEFIT) EXPENSE
Current	(2,515)	(14)	(2,165)	588
Deferred	(91)	270	27	555
	(2,606)	256	(2,138)	1,143

Net (Loss) Income	$(4,945)	$814	$(3,950)	$2,708

(LOSS) EARNINGS PER COMMON SHARE	$(2.00)	$0.33	$(1.60)	$1.10

DIVIDENDS DECLARED PER SHARE	$0.15	$0.15	$0.30	$0.30

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital

Balance at December 31, 2010	$43,710	$33,270	$3,022	$2,467	$4,951

Comprehensive Loss
Net loss six months ended 6/30/2011	(3,950)	(3,950)
Other comprehensive income (loss) (net of tax)
Unrealized gain on securities, net of reclassification adjustment of $680	285		285
Unrealized loss on interest rate swap	(55)		(55)

Total Comprehensive Loss	(3,720)

Cash dividends	(740)	(740)

Balance at June 30, 2011 (Unaudited)	$39,250	$28,580	$3,252	$2,467	$4,951

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net (loss) income	$(3,950)	$2,708
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Change in accrued investment income	109	(52)
Change in reinsurance recoverable	(1,832)	31
Change in deferred policy acquisition costs	(27)	(514)
Change in accrued income taxes	(2,604)	(62)
Change in deferred income taxes	(27)	(555)
Depreciation expense	187	194
Change in policy liabilities and claims	2,195	(88)
Other, net	(1,660)	(466)
Net cash (used in) provided by operating activities	(7,609)	1,196

Cash Flows from Investing Activities
Cost of investments acquired	(11,777)	(22,379)
Sale and maturity of investments	19,847	19,652
Purchase of property and equipment	(31)	(101)
Net cash provided by (used in) investing activities	8,039	(2,828)

Cash Flows from Financing Activities
Change in other policyholder funds	28	(16)
Change in short-term notes payable	(325)	400
Dividends paid	(740)	(740)
Net cash used in financing activities	(1,037)	(356)

Net change in cash and cash equivalents	(607)	(1,988)

Cash and cash equivalents, beginning of period	1,572	4,686

Cash and cash equivalents, end of period	$965	$2,698

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

Accounting Changes Not Yet Adopted

Presentation of Comprehensive Income
Effective for interim and annual reporting periods beginning after December 15, 2011, the FASB revised guidance related to the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ equity. Any reclassification between OCI and net income will be presented on the face of the financial statements. We do not expect the impact of this revised guidance to change reported net income or comprehensive income upon adoption in 2012.

Fair Value Measurements
Effective for interim and annual reporting periods beginning after December 15, 2011, the FASB revised guidance related to fair value measurements and disclosures, all of which are to be applied prospectively. The new guidance increases disclosure requirements regarding valuation methods used to determine fair value measurements categorized as Level 3, as well as the sensitivity to change of those measurements, and requires additional disclosures regarding the consideration given to highest and best use in fair value measurements of nonfinancial assets. The guidance requires that when fair value measurements of items not carried at fair value are disclosed, the fair value measurements are to be categorized by level of fair value hierarchy. Additionally, the guidance also clarifies or revises certain fair value measurement principles related to the valuation of financial instruments managed within a portfolio, the valuation of instruments classified as a part of shareholders' equity, the appropriate application of the highest and best use valuation premise, and the consideration of premium and discounts in a fair value measurement.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

We are currently evaluating the impact of this revised guidance.  However, we do not expect a material effect on our results of operations or financial position upon adoption in 2012.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
Effective for fiscal years beginning after December 15, 2011, the FASB revised guidance regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance permits deferral of qualifying costs associated only with successful contract acquisitions. The portion of internal selling agent and underwriter salary and benefit costs allocated to unsuccessful contracts, as well as advertising costs, are excluded. The guidance should be applied prospectively, but may be applied retrospectively for all prior periods. We are currently evaluating the impact of this revised guidance on our financial statements.  However, we do not expect a material effect on our results of operations or financial position upon adoption in 2012.

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

NOTE 3 – CALCULATION OF EARNINGS PER SHARE

Earnings per share were based on net income (loss) divided by the weighted average common shares outstanding.  The weighted average number of shares outstanding for the three month and six month periods ending June 30, 2011 and 2010 were 2,466,600.

NOTE 4 – CHANGES IN SHAREHOLDERS' EQUITY

During the six months ended June 30, 2011 and 2010, there were no changes in shareholders' equity except for a net loss of $3,950,000 and net income of $2,708,000, respectively; dividends paid of $740,000 in 2011 and 2010; changes in accumulated other comprehensive income, net of applicable taxes of $230,000 and $191,000, respectively.  Other comprehensive income consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

NOTE 5 – INVESTMENTS

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands)
	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$18,576	$1,283	$83	$19,776
Mortgage backed securities	7,377	241	103	7,515
Private label mortgage backed securities	11,602	131	290	11,443
Obligations of states and political subdivisions	18,974	372	329	19,017
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	15,197	406	133	15,470
Total fixed maturities	71,726	2,433	938	73,221
Equity securities	4,969	4,300	502	8,767

Total	$76,695	$6,733	$1,440	$81,988
Held-to-maturity securities:
Mortgage backed securities	$2,320	$118	$10	$2,428
Private label mortgage backed securities	81	2	—	83
Obligations of states and political subdivisions	991	39	3	1,027
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	281	21	—	302

Total	$3,673	$180	$13	$3,840

	(Dollars in thousands)
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$22,405	$1,666	$119	$23,952
Mortgage backed securities	7,053	326	104	7,275
Private label mortgage backed securities	13,313	200	407	13,106
Obligations of states and political subdivisions	18,902	252	739	18,415
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	15,446	446	172	15,720
Total fixed maturities	77,119	2,890	1,541	78,468
Equity securities	5,478	4,014	445	9,047

Total	$82,597	$6,904	$1,986	$87,515
Held-to-maturity securities:
Mortgage backed securities	$2,669	$126	$1	$2,794
Private label mortgage backed securities	118	4	—	122
Obligations of states and political subdivisions	1,837	48	12	1,873
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	335	20	—	355

Total	$4,959	$198	$13	$5,144

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The amortized cost and aggregate fair value of debt securities at June 30, 2011, by contractual maturity, are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$164	$166
Due after one year through five years	9,643	10,355
Due after five years through ten years	23,572	24,766
Due after ten years	38,347	37,934

Total	$71,726	$73,221
Held-to-maturity securities:
Due in one year or less	$300	$306
Due after one year through five years	—	—
Due after five years through ten years	1,290	1,374
Due after ten years	2,083	2,160

Total	$3,673	$3,840

A summary of securities available-for-sale with unrealized losses as of June 30, 2011 and December 31, 2010 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				June 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$5,513	$83	$—	$—	$5,513	$83	12
Mortgage backed securities	2,743	103	—	—	2,743	103	8
Private label mortgage backed securities	2,704	61	1,344	229	4,048	290	11
Obligations of state and political subdivisions	5,038	227	1,646	102	6,684	329	21
U.S. Treasury securities and obligations of U.S. government corporations and agencies	6,278	133	—	—	6,278	133	13
Equity securities	534	37	878	465	1,412	502	6
	$22,810	$644	$3,868	$796	$26,678	$1,440	71

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	(Dollars in thousands)				December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities:
Corporate debt securities	$4,504	$112	$250	$7	$4,754	$119	11
Mortgage backed securities	1,909	104	—	—	1,909	104	8
Private label mortgage backed securities	2,463	46	3,591	361	6,054	407	12
Obligations of state and political subdivisions	8,216	612	1,304	127	9,520	739	34
U.S. Treasury securities and obligations of U.S. government corporations and agencies	4,020	172	—	—	4,020	172	9
Equity securities	264	10	903	435	1,167	445	3
	$21,376	$1,056	$6,048	$930	$27,424	$1,986	77

A summary of securities held-to-maturity with unrealized losses as of June 30, 2011 and December 31, 2010 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				June 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Mortgage backed securities	$323	$10	$—	$—	$323	$10	$1
Obligations of state and political subdivisions	174	3	—	—	174	3	1
	$497	$13	$—	$—	$497	$13	2

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	(Dollars in thousands)				December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities:
Mortgage backed securities	$331	$1	$—	$—	$331	$1	$1
Obligations of state and political subdivisions	161	12	—	—	161	12	1
	$492	$13	$—	$—	$492	$13	2

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

Management has evaluated each security in a significant unrealized loss position.  For the three month and six months ended June 30, 2011, the Company realized no additional other-than-temporary impairments.  The single largest accumulated loss at June 30, 2011, was in the equity portfolio and totaled $392,000.  The second largest loss position was in the bond portfolio and totaled $182,000.  The third largest loss position was in the bond portfolio and totaled $63,000.  Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized.  The Company has no material exposure to sub-prime mortgage loans and less than 3% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were temporary impairments.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)
	June 30, 2011	December 31, 2010
	(unaudited)
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$375	$1,261
Deferred income tax	(90)	(414)
Net change in unrealized appreciation on available-for-sale securities	$285	$847

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company incurred no interest or penalties as of both June 30, 2011 and December 31, 2010. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2007. Tax returns have been filed through the year 2009 with extensions filed for 2010.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.   The Company recognized net deferred tax liability positions of $1,132,000 at June 30, 2011 and $1,043,000 at December 31, 2010.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
General insurance expenses	$1,540	$1,442
Unearned premiums	1,897	1,795
Claims liabilities	304	301
Trading securities	7	17
Other than temporary impairments on securities owned	184	115
Unrealized loss on interest rate swaps	106	77
Deferred tax assets	$4,038	$3,747

Depreciation	$(155)	$(171)
Deferred policy acquisition costs	(3,178)	(2,874)
Unrealized gains on securities available-for-sale	(1,837)	(1,745)
Deferred tax liabilities	$(5,170)	$(4,790)

Net deferred tax liability	$(1,132)	$(1,043)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Six months ended June 30,
	2011	2010
Deferred policy acquisition costs	$304	$157
Other-than-temporary-impairments	(69)	(144)
Trading securities	10	—
Unearned premiums	(102)	(3)
General insurance expenses	(98)	84
Depreciation	(16)	(8)
Claim liabilities	(2)	469

Deferred income tax expense	$27	$555

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes.  The reason for these differences and the approximate tax effects are as follows (dollars in thousands):

	Six months ended June 30,
	2011	2010
Federal income tax rate applied to pre-tax income	$(2,070)	$1,309
Dividends received deduction and tax-exempt interest	(101)	(89)
Company owned life insurance	(45)	(36)
Small life deduction	(187)	3
Other, net	265	(44)

Federal income tax (benefit) expense	$(2,138)	$1,143

NOTE 7 –NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable consisted of the following as of June 30, 2011 and December 31, 2010:

	(Dollars in thousands)
	2011	2010
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor. Interest payments due quarterly. Unsecured.	$175	$500

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Long-term debt consisted of the following as of June 30, 2011 and December 31, 2010:

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

The swaps entered into in 2007, 2009 and 2010 have fair values of $139,000 (liability), $87,000 (liability) and $84,000 (liability), respectively, for a total liability of $310,000 at June 30, 2011 ($227,000 at December 31, 2010).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation loss of $55,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation loss of $90,000 was included in accumulated other comprehensive income related to the swap at December 31, 2010.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has securities on deposit with fair market values of $821,000 ($765,000 of which is posted as collateral) ($660,000 at December 31, 2010).  See Note 9 for additional information about the interest rate swaps.

In December of 2010, the Company renewed an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  As of June 30, 2011, $175,000 was drawn on this line ($500,000 at December 31, 2010).

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

On January 9, 2009, Mobile Attic, MA Manufacturing Company, Inc., and Purchaser initiated an action against Peter Cash, Cash Brothers Leasing, Inc., Bridgeville Trailers, Inc., and Barfield, Murphy, Shank & Smith, P.C. in the United States District Court for the Middle District of Alabama. In the complaint, Plaintiffs asserted, among other claims, a claim for damages resulting from a breach of certain of the warranties regarding the financial statements of Mobile Attic and other financial information provided by Mobile Attic.

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

The Company has denied the allegations supporting Purchaser's claims.  The financial records of Mobile Attic have been in the possession of Purchaser since Purchaser acquired the stock of Mobile Attic in early 2007 and are only available to the Company through discovery in the litigation.  The Company is actively conducting discovery in defense of Purchaser's claims and has requested Purchaser to provide the financial information supporting the allegations made in its complaint.  Discovery has not been completed at this time.  The Company believes that the Purchaser's claim for damages is unreasonable and excessive even if the Purchaser is able to prove the alleged misrepresentations in Mobile Attic's financial statements.  Given the difficulty in obtaining access to the Mobile Attic financial records and the fact that discovery is ongoing, the Company is unable to predict the amount of the ultimate liability that the Company may have if the Purchaser is successful in this litigation.  Management has recorded an estimate of aggregate litigation related expenses related to these actions as of June 30, 2011 and December 31, 2010, and the amounts are included in other liabilities in the accompanying condensed consolidated financial statements.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$19,776	$—	$19,776	$—
Mortgage backed securities	7,515		7,515
Private label mortgage backed securities	11,443	—	11,443	—
Obligations of states and political subdivisions	19,017	—	19,017	—
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	15,470	15,470	—	—
Trading securities	860	860	—	—
Equity securities available-for-sale	8,767	8,035	—	732
Total Financial Assets	$82,848	$24,365	$57,751	$732
Financial Liabilities
Interest rate swap	$310	$—	$—	$310
Total Financial Liabilities	$310	$—	$—	$310

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

	For the six-months ended June 30, 2011
(In Thousands)	Fixed Maturities Available-for-Sale	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$—	$787	$(227)
Total gains or losses (realized and
unrealized):
Included in earnings	—	(55)	—
Included in other comprehensive income	—	—	(83)
Purchases:	—	—	—
Sales:	—	—	—
Issuances:	—	—	—
Settlements	—	—	—
Transfers in/(out) of Level 3	—	—	—
Ending balance	$—	$732	$(310)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of
June 30, 2011	$—	$—	$—

For the quarter ended June 30, 2011, there were no assets or liabilities measured at fair values on a nonrecurring basis.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$23,952	$—	$23,952	$—
Mortgage backed securities	7,275	—	7,275	—
Private label mortgage backed securities	13,106	—	13,106	—
Obligations of states and political subdivisions	18,415	—	18,415	—
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	15,720	15,720	—	—
Trading securities	705	705	—	—
Equity securities available-for-sale	9,047	8,260	—	787

Total Financial Assets	$88,220	$24,685	$62,748	$787
Financial Liabilities
Interest rate swap	$227	$—	$—	$227

Total Financial Liabilities	$227	$—	$—	$227

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

	For the year ended December 31, 2010
(In Thousands)	Corporate Debt Securities	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$577	$662	$(60)
Total gains or losses (realized and
unrealized):
Included in earnings	63	—	—
Included in other comprehensive income	—	(19)	(167)
Purchases:	—	144	—
Sales:	(640)	—	—
Issuances:	—	—	—
Settlements	—	—	—
Transfers in/(out) of Level 3	—	—	—
Ending balance	$—	$787	$(227)

The amount of total gains or losses for the period included in earnings change in unrealized gains or losses relating attributable to the to assets and liabilities still held as of
December 31, 2010	$—	$—	$—

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

Mortgage receivables—the carrying amount is a reasonable estimate of fair value due to the restrictive nature and limited marketability of the mortgage notes.

Other invested assets—the carrying amount is a reasonable estimate of fair value.

Other policyholder funds—the carrying amount is a reasonable estimate of fair value.

Debt—the carrying amount is a reasonable estimate of fair value.

The carrying amount and estimate fair value of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	In Thousands of Dollars
	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$393	$393	$935	$935
Policy loans	1,185	1,185	1,123	1,123
Company owned life insurance	5,652	5,652	5,520	5,520
Other invested assets	3,871	3,871	3,915	3,915

Liabilities and related instruments
Other policyholder funds	1,379	1,379	1,351	1,351
Short-term debt	175	175	500	500
Long-term debt	12,372	12,372	12,372	12,372

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three month and six month periods ended June 30, 2011 and 2010, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Premiums written:
Life, accident and health operations:
Traditional life insurance	1,226	1,295	2,531	2,610
Accident and health insurance	474	486	958	977
Total life, accident and health	1,700	1,781	3,489	3,587

Property and Casualty operations:
Dwelling fire & extended coverage	7,271	7,453	13,968	14,044
Homeowners (Including mobile homeowners)	7,439	7,735	13,446	14,136
Ocean marine	397	456	516	556
Other liability	377	355	711	681
Private passenger auto liability	393	826	1,247	2,013
Commercial auto liability	92	120	211	253
Auto physical damage	175	331	511	801
Total property and casualty	16,144	17,276	30,610	32,484

Gross premiums written	17,844	19,057	34,099	36,071
Reinsurance premium ceded	(3,039)	(1,554)	(4,568)	(3,082)

Net premiums written	14,805	17,503	29,531	32,989

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three month and six month periods ended June 30, 2011 and 2010, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Premiums earned:
Life, accident and health operations:
Traditional life insurance	$1,302	$1,315	$2,688	$2,679
Accident and health insurance	475	474	958	972
Total life, accident and health	1,777	1,789	3,646	3,651

Property and Casualty operations:
Dwelling fire & extended coverage	6,666	6,239	13,165	12,621
Homeowners (Including mobile homeowners)	6,227	7,270	12,471	13,864
Ocean marine	300	312	619	632
Other liability	321	333	631	643
Private passenger auto liability	685	960	1,441	1,635
Commercial auto liability	92	121	211	253
Auto physical damage	274	405	571	707
Total property and casualty	14,565	15,640	29,109	30,355

Gross premiums earned	$16,342	$17,429	$32,755	$34,006

Reinsurance premium ceded	(3,021)	(1,526)	(4,564)	(3,065)

Net premiums earned	$13,321	$15,903	$28,191	$30,941

NOTE 11 – PREFERRED AND COMMON STOCK

The table below provides information regarding the Company's preferred and common stock as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,466,600	2,466,600	3,000,000	2,466,600	2,466,600

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of June 30, 2011, and related condensed consolidated statements of income (loss) for the three-month and six-month periods ended June 30, 2011 and 2010, shareholders' equity for the six-month period ended June 30, 2011, and cash flows for the six-month periods ended June 30, 2011 and 2010.  These condensed consolidated financial statements are the responsibility of the company's management.

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
August 15, 2011

Item 2.
MANAGEMENTS’ DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of June 30, 2011, compared with December 31, 2010 and its results of operations and cash flows for the quarter ending June 30, 2011, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The reader is assumed to have access to the Company’s 2010 Annual Report.  This discussion should be read in conjunction with the Annual Report and with condensed consolidated financial information on pages 5 through 29 of this form 10-Q.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The company operates in eleven states with just under 54% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment accounting for 87.1% of total insurance premium revenue during the first six months of 2011.  Revenue generated from the life segment accounted for 12.9% of total insurance premium revenue.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947 and is the oldest subsidiary of the Company.  The premium revenue produced in NSIC from the traditional life products and accident and health products accounted for 9.5% and 3.4%, respectively, of total premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina and Texas.

Omega One Insurance Company (Omega) is a property and casualty insurance company incorporated in 1992.  Omega is a wholly owned subsidiary of National Security Fire and Casualty Company (NSFC) and is the smallest of the insurance subsidiaries accounting for approximately 8% of consolidated premium revenue.  Omega is licensed and underwrites property and casualty insurance in the states of Alabama and Louisiana.  There is no material product differentiation between those products underwritten by NSFC and Omega as both primarily underwrite personal lines of insurance.

National Security Fire and Casualty Company (NSFC) is a property and casualty insurance company and is the largest of the insurance subsidiaries accounting for over 79.1% of total premium revenue of the Company.  NSFC operates primarily in the personal lines segment of the property and casualty insurance market.  NSFC has been in operation since 1959.  NSFC is licensed and underwrites property and casualty insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee.  NSFC is licensed, but does not currently underwrite any business, in the states of Kentucky and West Virginia.  NSFC also underwrites insurance on a non-admitted or surplus lines basis in the states of Louisiana, Missouri and Texas.

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

CONSOLIDATED RESULTS OF OPERATIONS

Summary:

The Company ended the first six months of 2011 with a net loss of $3,950,000 compared to net income of $2,708,000 for the same period last year.  The primary reason for the decline in net income was the $5,470,000 increase in policyholder benefits paid or provided.  The 28% increase in policyholder benefits paid or provided was largely related to the $5,262,000 increase in incurred losses and incurred adjustment expenses in the P&C segment from several severe weather related events during the second quarter of 2011. The P&C segment incurred losses and loss adjustment expenses from one weather event (officially assigned catastrophe number 46 by Property Claim Services) which caused us to pierce our catastrophe reinsurance. Throughout the reminder of this document, claims from the storm with the aforementioned loss dates will be referred to as "catastrophe 46" or "cat 46" and references to reinsured losses in 2011will be all-encompassing of catastrophe 46.

The life insurance segment ended June 2011 with a $255,000 increase in incurred losses compared to June 2010 with the primary source being death and maturity benefits which increased 6.2% compared to the same period last year.

Three-months ended June 30, 2011 compared to three-months ended June 30, 2010:

Premium revenue:

The table below provides earned premium revenue by segment for the three-months ended June 30, 2011 and 2010:

	Three months ended June 30,		Percent
	2011	2010	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$1,302,000	$1,315,000	(0.99)%
Accident and health insurance	475,000	474,000	0.21%
Total life, accident and health	1,777,000	1,789,000	(0.67)%

Property and Casualty operations:
Dwelling fire & extended coverage	6,666,000	6,239,000	6.84%
Homeowners (Including mobile homeowners)	6,227,000	7,270,000	(14.35)%
Ocean marine	300,000	312,000	(3.85)%
Other liability	321,000	333,000	(3.60)%
Private passenger auto liability	685,000	960,000	(28.65)%
Commercial auto liability	92,000	121,000	(23.97)%
Auto physical damage	274,000	405,000	(32.35)%
Reinsurance premium ceded	(3,021,000)	(1,526,000)	97.97%
Total property and casualty	11,544,000	14,114,000	(18.21)%

Total earned premium revenue	$13,321,000	$15,903,000	(16.24)%

Premium revenue decreased $2,582,000 or 16.2% to $13,321,000 in the second quarter of 2011 compared to $15,903,000 for the same period last year. The P&C segment had an 18.2% decrease in net premiums earned for the three-months ended June 30, 2011 compared to the same period last year. The primary reason for the decrease in net earned premium was an increase in ceded premium from catastrophe reinstatement totaling $1,490,000. The reinstatement premium was triggered by tornado, wind and hail related catastrophe losses which occurred from cat 46.

Decreases in the homeowners and personal lines auto business were the primary factors contributing the remaining decrease in premium revenue. The implementation of stricter underwriting standards along with ongoing limitations on growth along the Alabama, Mississippi and Louisiana coasts were primary reasons for the decrease in net premiums earned for the homeowners program compared to June 2010. The primary reason for the decline in net premiums earned in the automobile line of business was the implementation of rate increases which slowed growth in this program; principally in the state of Louisiana.

Premium revenue from the life segment was virtually unchanged with an overall decline of 0.7% for the second quarter of 2011 compared to the second quarter of 2010.

Investment income:

Investment income in the second quarter of 2011 was $1,257,000, an increase of $62,000 compared to $1,195,000 for the same period last year. The primary reason for the increase was investment income generated from our company owned life insurance (COLI). For the three-months ended June 30, 2011, COLI investment income totaled $69,000 compared to $16,000 for the same period last year. The primary reason for the increase was an improvement in the performance of the fixed income investments in the portfolio.

Realized investment gains and losses:

Net realized investment gains totaled $261,000 for the second quarter of 2011 compared to net realized investment gains of $689,000 for the second quarter of 2010. The reduction in realized capital gains was due to fewer shifts in the investment portfolio in the second quarter of 2011 compared to last year.

Other income:

For the three-months ended June 30, 2011 and 2010, other income was $256,000. Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.

Policyholder benefits and settlement expenses:

For the three-months ended June 30, 2011, the Company incurred policyholder benefits and settlement expenses totaling $15,682,000 compared to $11,061,000 for the same period last year; an increase of 41.8%. The principal reason for the increase for the three-month period was an increase in incurred losses in the P&C segment, primarily in the property programs, compared to the same period last year. A series of severe spring storm systems occurred in the month of April causing widespread tornado, wind and hail damage.  The storm damage impacted policyholders in the states of Alabama, Arkansas, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee.  The heaviest concentration of insured losses were incurred in a tornado outbreak in the states of Alabama, Georgia and Mississippi from catastrophe 46. This storm system generated over 1,300 policyholder claims. Total gross incurred losses from this event were $9,936,000 and exceeded the retention limit of $3,500,000 in our catastrophe reinsurance coverage. After reinsurance recoveries, our net incurred losses from this event totaled $4,234,000, which included our retention and coinsurance amounts under our catastrophe reinsurance coverage. The claims related to catastrophe 46 increased the second quarter 2011 loss ratio 40.4 percentage points. The loss ratio for the second quarter of 2011 was 117.7% (77.3% without cat 46 claims) compared to 69.6% for the second quarter of 2010.

In addition to losses generated by cat 46, we incurred $2,560,000 in insured losses from other tornado, wind and hail storm events during the second quarter of 2011 compared to $1,463,000 for the same period last year. The $1,097,000 increase in non-reinsured storm losses increased the loss ratio in the second quarter of 2011 an additional 17.3 percentage points compared to 2010 storm related losses which increased the loss ratio 9.2 percentage points for the three-month period ended June 30, 2010.

Policy acquisition cost:

For the three-month period ended June 30, 2011, policy acquisition cost was $3,071,000 compared to $2,970,000 for the same period last year. The primary factor contributing to the increase in policy acquisition cost was an increase in the amortization of deferred acquisition cost in the life subsidiary.

General expenses:

General expenses for the three-months ended June 30, 2011, totaled $2,986,000 compared to $2,155,000 for the same period last year. The most significant factor affecting the increase in general expenses was litigation related defense costs compared to the same period last year. See Note 8 to the condensed consolidated financial statements for further discussion regarding litigation.

Taxes, licenses and fees:

Taxes, licenses and fees totaled $622,000 for the quarter-ended June 30, 2011, compared to $480,000 for the quarter-ended June 30, 2010; a $142,000 increase. As a percent of premiums earned, taxes, licenses and fees were 4.7% for the second quarter of 2011 compared to 3.2% for the same period last year. Examination fees associated with a periodic regulatory examination conducted by the Alabama Department of Insurance was the primary reason for the increase. The examination concluded in May of 2011.

Interest expense:

Interest expense was down moderately due to a lower average balance outstanding on a bank line of credit.

Income taxes:

For the three-month period ended June 30, 2011, income tax benefit totaled $2,606,000 compared to an income tax expense of $256,000 for the same period last year.  The effective tax rate for the three-month period ended June 30, 2011 was 34.5% compared to 23.9% for the same period last year. Significant losses sustained in the property and casualty subsidiaries have generated considerable tax benefits for the current quarter. Because the effective tax rate in the property and casualty subsidiaries is higher than in the life subsidiary coupled with the higher percentage of total net losses generated from the P&C segment, the effective tax rate increased in the second quarter of 2011 compared to the second quarter of 2010. Because the property and casualty companies posted profitable results in each of the prior two years, it is expected that, should full year 2011 results generate a net operating loss, the tax benefit of any net operating losses for 2011 will be recovered immediately through carry back provisions of the Federal Tax Code.

Six-months ended June 30, 2011 compared to six-months ended June 30, 2010:

Premium Revenue:

The table below provides earned premium revenue by segment for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,		Percent
	2011	2010	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$2,688,000	$2,679,000	0.34%
Accident and health insurance	958,000	972,000	(1.44)%
Total life, accident and health	3,646,000	3,651,000	(0.14)%

Property and Casualty operations:
Dwelling fire & extended coverage	13,165,000	12,621,000	4.31%
Homeowners (Including mobile homeowners)	12,471,000	13,864,000	(10.05)%
Ocean marine	619,000	632,000	(2.06)%
Other liability	631,000	643,000	(1.87)%
Private passenger auto liability	1,441,000	1,635,000	(11.87)%
Commercial auto liability	211,000	253,000	(16.60)%
Auto physical damage	571,000	707,000	(19.24)%
Reinsurance premium ceded	(4,564,000)	(3,065,000)	48.91%
Total property and casualty	24,545,000	27,290,000	(10.06)%

Total earned premium revenue	$28,191,000	$30,941,000	(8.89)%

Consolidated premium revenue was $28,191,000 as of June 2011 compared to $30,941,000 as of June 2010; a decrease of $2,750,000 or 8.9%. The decline was primarily driven by declines in net earned premium in the P&C segment due to catastrophe reinstatement premium, a decrease in auto policies in-force and a moderate decline in homeowners business.

The P&C segment ended June 2011 with year-to-date net earned premiums of $24,545,000 compared to $27,290,000 for the same period last year; a decrease of 10.1%. The primary reason for the decrease in net earned premium was an increase in ceded catastrophe reinstatement premium of $1,490,000 triggered by tornado related catastrophe losses in the last week of April, 2011.

Decreases in the homeowners and personal lines auto business were the primary factors contributing the the remaining decrease in premium revenue. The implementation of stricter underwriting standards along with ongoing limitations on growth along the Alabama, Mississippi and Louisiana coasts were primary reasons for the decrease in net premiums earned for the homeowners program compared to June 2010. The primary reason for the decline in net premiums earned in the automobile line of business was the implementation of rate increases which slowed growth in this program; principally in the state of Louisiana.

Life segment premium revenue was virtually unchanged in the six month period ending June 30, 2011 at $3,646,000 compared to $3,651,000 for the same period last year; a decrease of 0.1%.

Investment income:

Investment income decreased $122,000 to $2,399,000 as of June 2011 from $2,521,000 in June 2010.  The decrease in investment income was primarily due to lower yields on reinvested cash flows from sells and maturities in the fixed income portfolio.

Realized investment gains and losses:

For the first six months of 2011, realized investment gains totaled $1,031,000 compared to $1,358,000 for the same period last year; a decrease of $327,000.  The investment gains realized in the current year totaled $643,000 and $358,000 in the P&C and life segments, respectively compared to $341,000 and $328,000 for the same period last year. The primary reason for the decrease in realized capital gains was that fewer changes were made in the investment portfolio during the period.

Other income:

Other income was $511,000 as of June 2011 compared to $555,000 as of June 2010; a decrease of 7.9%.  Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.  Due to the decline in production our auto program, billing, payment and policy fees declined and was the primary reason for the overall reduction in other income for the current year.

Policyholder benefits:

Policyholder benefits paid or provided as of June 2011 were $25,004,000 compared to $19,534,000 for the same period last year; an increase of 28%.  The primary reason for the 18.7 percentage point increase in the loss ratio for the current year was related to increased claim activity in the P&C segment primarily resulting from severe wind, hail and tornado damage incurred from catastrophe 46. The losses incurred from this storm exceeded our catastrophe reinsurance retention of $3,500,000 and triggered coverage under our catastrophe reinsurance program. The P&C segment incurred gross losses and loss adjustment expenses totaling $9,936,000 ($4,234,000 net of reinsurance) from cat 46. The reinsurance related claims increased the overall loss ratio 18.7 percentage points in 2011 compared to 2010.

The remainder of the increase in policyholder claims is attributable to a higher frequency of tornado and windstorm losses in early April 2011. In addition to the $4,234,000 in pretax net losses incurred from catastrophe 46, we experienced an additional $2,775,000 from various other tornado and hail storm events during 2011; most of these losses were incurred in early April. Cumulatively, tornado and windstorm losses incurred during the month of April 2011 were tenfold greater than any other single month of spring storms experienced previously. The 2011 tornado and windstorm claims contributed just under $2,775,000 to incurred losses and added 9.3 percentage points to the 2011 loss ratio (excluding cat 46). In comparison, tornado and windstorm losses during the first half of 2010 totaled $1,597,000 and added 5.2 percentage points to the loss ratio.

 Policy acquisition cost:

For the six months ended June 30, 2011, policy acquisition costs were $5,995,000 compared to $5,718,000 for the same period last year. The increase was primarily attributable to an increase in amortization of policy acquisition cost in the life subsidiary.

General Expenses:

General expenses were up $809,000 as of June 2011 at $5,549,000 compared to $4,740,000 as of June 2010.  The primary reason for the increase was related to litigation expenses in our holding company. Litigation expenses were $789,000 as of June 2011 compared to $166,000 for the same period last year; an increase of $623,000. This increase accounted for 77% of the overall increase in general expenses through the second quarter of 2011. See Note 8 to the condensed consolidated financial statements for further discussion regarding litigation.

Taxes, licenses and fees:

Taxes, licenses and fees were up $135,000 for the six months ending June 2011 at $1,102,000 compared to $967,000 for the same period last year.  Taxes, licenses and fees as a percentage of earned premiums were 3.9% as of June 30, 2011 and 3.1% for the same period last year. The primary reason for the increase was fees incurred from the recently completed regulatory examination conducted by the Alabama Department of Insurance.

Interest expense:

Interest expense was virtually unchanged at $570,000 as of June 30, 2011, compared to $565,000 for the same period last year.

Income taxes:

For the period ended June 30, 2011, income tax benefit totaled $2,138,000 compared to an income tax expense of $1,143,000 for the same period last year.  The effective tax rate as of June 30, 2011 was 35.1% compared to 29.7% for the same period last year. Income tax (benefit)/expense was composed of current taxes totaling $(2,165,000) and $588,000 for first six months of 2011 and 2010, respectively, while deferred tax expense totaled $27,000 and $555,000, for the same time periods respectively.  As mentioned previously, the significant losses sustained in the property and casualty subsidiaries generated considerable tax benefits during 2011 and therefore increased the effective tax rate in the current year compared to the same period last year.

Liquidity and capital resources:

At June 30, 2011, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $39,250,000 down $4,460,000 compared to $43,710,000 at December 31, 2010.  Components of the change in equity were a net loss of $3,950,000, net unrealized gains of $285,000 and a net unrealized loss of $55,000 related to interest rate swaps and cash dividends paid totaling $740,000.

The Company has $12,372,000 in debt outstanding consisting of long-term debt from the proceeds of two separate trust preferred securities issuances, the latest of which totaled $3,000,000 and was completed in June 2007.  The Company has an operating line of credit to allow flexibility with respect to cash management at the holding company level.  The outstanding balance on the line, at June 30, 2011, was $175,000. We had $525,000 available at June 30, 2011 under the operating credit line.

The Company had $965,000 in cash and cash equivalents at June 30, 2011 compared to $2,698,000 at June 30, 2010.  Cash flow from operations declined $8,805,000 for the six months compared to the same period last year.  The primary reason for the decline in operating cash flow was a reduction in net income related to catastrophe losses during the month of April 2011.  Gross losses from a single storm system that swept across the Southeast in late April totaled $9,936,000. The Company maintains a catastrophe reinsurance program to limit the effect of such catastrophic events on the Company’s financial condition. Net income, net of reinsurance, for the period ended June 30, 2011, was reduced by $3,777,000 ($1.53 per share) due to storm related losses from this event. Also largely associated with the storms and the decline in cash flow from operations were increases in reinsurance recoverables of $1,832,000 and a decline in accrued income taxes totaling $2,604,000.

The payment of catastrophe claims during the second quarter led the Company to liquidate certain investments in order to provide more cash to pay claims. Cash provided by investing activities increased $10,867,000 during the first six months of 2011 compared to the same period last year. The cash provided from investments was primarily used to pay storm related claims.

The liquidity requirements of the Company are primarily met by funds provided from operations of the life insurance and property/casualty subsidiaries.  The Company receives funds from its subsidiaries consisting of dividends, payments for federal income taxes, and reimbursement of expenses incurred at the corporate level for the subsidiaries.  These funds are used to pay stockholder dividends, interest on debt, corporate administrative expenses, federal income taxes, and for funding investments in subsidiaries. Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance.

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

The uncertainty related to the pending litigation could also impair our ability to raise new debt or equity capital.  The Company is vigorously defending the allegations raised in this litigation and is unable to determine a potential ultimate liability at this time which limits our ability to predict the ultimate impact on our liquidity and capital resources.

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

Except as discussed above and in Note 8 to the condensed consolidated financial statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations.  Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Under smaller reporting company rules, we are not required to disclose information required under Item 3.  However, in order to provide information to our investors, we have elected to provide information related to market risk.

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk.  Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position.  Investment decisions are made by management and reviewed by the Board of Directors.  Market risk represents the potential for loss due to adverse changes in fair value of securities.  The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk.  The primary risk related to the Company’s equity portfolio is equity price risk.  The Company has not incurred material losses in its investment portfolio in the first six months of 2011 related to interest rate changes, defaults on certain securities and changes in value of equity investments.  Changes are discussed in detail under Item 2 of this Form 10-Q.   For further information regarding market risk, reference is made to the Company’s Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings
Please refer to Note 8 to the financial statements.

Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the Company’s annual report for 2010 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 5.  Other Information
None

Item 6.  Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended June 30, 2011

Date of Report	Date Filed	Description

April 15, 2011	April 15, 2011	Press release, dated April 15, 2011, issued by The National Security Group, Inc.

May 11, 2011	May 11, 2011	Press release, dated May 11, 2011 issued by The National Security Group, Inc.

May 16, 2011	May 17, 2011	Press release, dated May 17, 2011 issued by The National Security Group, Inc.

May 20, 2011	May 23, 2011	Submission of matters to a vote of security holders.

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

Dated: August 15, 2011