Form 10-Q
period 2011-09-30
NATIONAL SECURITY GROUP INC
filed 2011-11-14
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Act).  (Check One) :    Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of November 14, 2011, there were 2,466,600 shares, $1.00 par value, of the registrant’s common stock outstanding.

THE NATIONAL SECURITY GROUP, INC.

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

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2011 - $3,726; 2010 - $5,144)	$3,506	$4,959
Fixed maturities available-for-sale, at estimated fair value (cost: 2011 - $69,254; 2010 -$77,119)	72,121	78,468
Equity securities available-for-sale, at estimated fair value (cost: 2011 - $4,930; 2010 - $5,478)	7,791	9,047
Trading securities	776	705
Mortgage loans on real estate, at cost	391	935
Investment real estate, at book value	5,708	5,010
Policy loans	1,201	1,123
Company owned life insurance	5,536	5,520
Other invested assets	3,934	3,915
Total Investments	100,964	109,682
Cash	3,602	1,572
Accrued investment income	753	823
Policy receivables and agents' balances, net	10,168	9,531
Reinsurance recoverable	2,599	1,699
Deferred policy acquisition costs	10,066	10,189
Property and equipment, net	2,227	2,437
Accrued income tax recoverable	2,051	—
Other assets	1,140	934
Total Assets	$133,570	$136,867

LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$13,814	$13,184
Accident and health benefit and loss reserves	2,007	1,881
Life and annuity benefit and loss reserves	29,472	28,897
Unearned premiums	27,904	26,433
Policy and contract claims	620	611
Other policyholder funds	1,396	1,351
Short-term notes payable	485	500
Long-term debt	12,372	12,372
Accrued income taxes	—	127
Deferred income tax liability	275	1,043
Other liabilities	7,226	6,758
Total Liabilities	95,571	93,157
Contingencies
Shareholders' Equity
Common stock	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	3,021	3,022
Retained earnings	27,560	33,270
Total Shareholders' Equity	37,999	43,710
Total Liabilities and Shareholders' Equity	$133,570	$136,867

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine-Months Ended
	September 30		September 30
	2011	2010	2011	2010
REVENUES
Net premiums earned	$14,340	$15,248	$42,531	$46,189
Net investment income	765	1,175	3,164	3,696
Net realized investment gains (losses)	(203)	75	828	1,433
Other income	217	259	728	814
Total Revenues	15,119	16,757	47,251	52,132
EXPENSES
Policyholder benefits paid or provided	10,045	10,096	35,049	29,630
Policy acquisition costs	2,899	3,082	8,894	8,800
General expenses	2,422	2,792	7,971	7,532
Taxes, licenses and fees	394	525	1,496	1,492
Interest expense	293	294	863	859
Total Expenses	16,053	16,789	54,273	48,313

(Loss) Income Before Income Taxes	(934)	(32)	(7,022)	3,819

INCOME TAX (BENEFIT) EXPENSE
Current	426	(146)	(1,739)	442
Deferred	(710)	(109)	(683)	446
	(284)	(255)	(2,422)	888

Net (Loss) Income	$(650)	$223	$(4,600)	$2,931

(LOSS) EARNINGS PER COMMON SHARE	$(0.26)	$0.09	$(1.86)	$1.19

DIVIDENDS DECLARED PER SHARE	$0.15	$0.15	$0.45	$0.45

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital

Balance at December 31, 2010	$43,710	$33,270	$3,022	$2,467	$4,951

Comprehensive Loss
Net loss nine months ended 9/30/2011	(4,600)	(4,600)
Other comprehensive income (loss) (net of tax)
Unrealized gain on securities, net of reclassification adjustment of $547	590		590
Unrealized loss on interest rate swap	(591)		(591)

Total Comprehensive Loss	(4,601)

Cash dividends	(1,110)	(1,110)

Balance at September 30, 2011 (Unaudited)	$37,999	$27,560	$3,021	$2,467	$4,951

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine-Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net (loss) income	$(4,600)	$2,931
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Change in accrued investment income	70	(97)
Change in reinsurance recoverable	(900)	(307)
Change in deferred policy acquisition costs	123	(521)
Change in accrued income taxes	(2,178)	(209)
Change in deferred income taxes	(683)	(446)
Depreciation expense	274	299
Change in policy liabilities and claims	1,958	1,493
Other, net	(1,302)	(793)
Net cash (used in) provided by operating activities	(7,238)	2,350

Cash Flows from Investing Activities
Cost of investments acquired	(15,235)	(28,533)
Sale and maturity of investments	25,626	23,573
Purchase of property and equipment	(43)	(136)
Net cash provided by (used in) investing activities	10,348	(5,096)

Cash Flows from Financing Activities
Change in other policyholder funds	45	(5)
Change in short-term notes payable	(15)	500
Dividends paid	(1,110)	(1,110)
Net cash used in financing activities	(1,080)	(615)

Net change in cash and cash equivalents	2,030	(3,361)

Cash and cash equivalents, beginning of period	1,572	4,686

Cash and cash equivalents, end of period	$3,602	$1,325

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

NOTE 3 – CALCULATION OF EARNINGS PER SHARE

Earnings per share were based on net income (loss) divided by the weighted average common shares outstanding.  The weighted average number of shares outstanding for the three month and nine month periods ending September 30, 2011 and 2010 were 2,466,600.

NOTE 4 – CHANGES IN SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2011 and 2010, there were no changes in shareholders' equity except for a net loss of $4,600,000 and net income of $2,931,000, respectively; dividends paid of $1,110,000 in 2011 and 2010; changes in accumulated other comprehensive loss, net of applicable taxes, of $1,000 and changes in accumulated other comprehensive income, net of applicable taxes, of $1,881,000, respectively.  Other comprehensive income consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

NOTE 5 – INVESTMENTS

The amortized cost and aggregate fair values of investments in securities are as follows:

	(Dollars in thousands)
	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$19,949	$1,261	$167	$21,043
Mortgage backed securities	7,921	341	35	8,227
Private label mortgage backed securities	10,533	142	75	10,600
Obligations of states and political subdivisions	18,543	947	92	19,398
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	12,308	547	2	12,853
Total fixed maturities	69,254	3,238	371	72,121
Equity securities	4,930	3,517	656	7,791

Total	$74,184	$6,755	$1,027	$79,912
Held-to-maturity securities:
Mortgage backed securities	$2,176	$153	$—	$2,329
Private label mortgage backed securities	67	1	—	68
Obligations of states and political subdivisions	993	45	—	1,038
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	270	21	—	291

Total	$3,506	$220	$—	$3,726

	(Dollars in thousands)
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$22,405	$1,666	$119	$23,952
Mortgage backed securities	7,053	326	104	7,275
Private label mortgage backed securities	13,313	200	407	13,106
Obligations of states and political subdivisions	18,902	252	739	18,415
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	15,446	446	172	15,720
Total fixed maturities	77,119	2,890	1,541	78,468
Equity securities	5,478	4,014	445	9,047

Total	$82,597	$6,904	$1,986	$87,515
Held-to-maturity securities:
Mortgage backed securities	$2,669	$126	$1	$2,794
Private label mortgage backed securities	118	4	—	122
Obligations of states and political subdivisions	1,837	48	12	1,873
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	335	20	—	355

Total	$4,959	$198	$13	$5,144

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The amortized cost and aggregate fair value of debt securities at September 30, 2011, by contractual maturity, are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$760	$780
Due after one year through five years	9,458	10,128
Due after five years through ten years	21,466	22,747
Due after ten years	37,570	38,466

Total	$69,254	$72,121
Held-to-maturity securities:
Due in one year or less	$300	$305
Due after one year through five years	516	550
Due after five years through ten years	700	748
Due after ten years	1,990	2,123

Total	$3,506	$3,726

A summary of securities available-for-sale with unrealized losses as of September 30, 2011 and December 31, 2010 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	(Dollars in thousands)				September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$4,928	$89	$922	$78	$5,850	$167	14
Mortgage backed securities	—	—	251	35	251	35	1
Private label mortgage backed securities	1,852	9	1,522	66	3,374	75	12
Obligations of state and political subdivisions	282	16	2,526	76	2,808	92	8
U.S. Treasury securities and obligations of U.S. government corporations and agencies	760	2	—	—	760	2	2
Equity securities	836	95	783	561	1,619	656	8
	$8,658	$211	$6,004	$816	$14,662	$1,027	45

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	(Dollars in thousands)				December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities:
Corporate debt securities	$4,504	$112	$250	$7	$4,754	$119	11
Mortgage backed securities	1,909	104	—	—	1,909	104	8
Private label mortgage backed securities	2,463	46	3,591	361	6,054	407	12
Obligations of state and political subdivisions	8,216	612	1,304	127	9,520	739	34
U.S. Treasury securities and obligations of U.S. government corporations and agencies	4,020	172	—	—	4,020	172	9
Equity securities	264	10	903	435	1,167	445	3
	$21,376	$1,056	$6,048	$930	$27,424	$1,986	77

There were no securities held-to-maturity with unrealized losses as of September 30, 2011. A summary securities held-to-maturity with unrealized losses as of December 31, 2010 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

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

Management has evaluated each security in a significant unrealized loss position.  For the three month and nine months ended September 30, 2011, the Company realized $143,000 in additional other-than-temporary impairments.  The single largest accumulated loss at September 30, 2011, was in the equity portfolio and totaled $461,000.  The second largest loss position was in the equity portfolio and totaled $67,000.  The third largest loss position was in the bond portfolio and totaled $66,000.  Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized.  The Company has no material exposure to sub-prime mortgage loans and less than 3% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were temporary impairments.

For the year ended December 31, 2010, the Company realized no other-than-temporary impairments.  The single largest accumulated loss was in the equity portfolio and totaled $360,000.  The second largest loss position was in the bond portfolio and totaled $185,000.  The third largest loss position was in the equity portfolio and totaled $83,000.  Most unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven, and management believes no ultimate loss will be realized.  The Company has no material exposure to sub-prime mortgage loans and less than 4% of the fixed income investment portfolio is rated below investment grade.

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)
	September 30, 2011	December 31, 2010
	(unaudited)
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$810	$1,261
Deferred income tax	(220)	(414)
Net change in unrealized appreciation on available-for-sale securities	$590	$847

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company incurred no interest or penalties as of both September 30, 2011 and December 31, 2010. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2006. Tax returns have been filed through the year 2010.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax liability positions of $275,000 at September 30, 2011 and $1,043,000 at December 31, 2010.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
General insurance expenses	$1,534	$1,442
Unearned premiums	1,895	1,795
Claims liabilities	294	301
Trading securities	43	17
NOL carry forward	700	—
Other-than-temporary impairments on securities owned	267	115
Unrealized loss on interest rate swaps	382	77
Deferred tax assets	$5,115	$3,747

Depreciation	$(150)	$(171)
Deferred policy acquisition costs	(3,275)	(2,874)
Unrealized gains on securities available-for-sale	(1,965)	(1,745)
Deferred tax liabilities	$(5,390)	$(4,790)

Net deferred tax liability	$(275)	$(1,043)

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Nine months ended September 30,
	2011	2010
Deferred policy acquisition costs	$401	$619
Other-than-temporary impairments	(152)	49
Trading securities	(26)	(29)
Unearned premiums	(100)	(183)
General insurance expenses	(92)	10
Depreciation	(21)	(18)
Claim liabilities	7	(2)
NOL carry forward	(700)	—

Deferred income tax expense	$(683)	$446

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes.  The reason for these differences and the approximate tax effects are as follows (dollars in thousands):

	Nine months ended September 30,
	2011	2010
Federal income tax rate applied to pre-tax income	$(2,387)	$1,298
Dividends received deduction and tax-exempt interest	(151)	(137)
Company owned life insurance	(6)	(101)
Small life deduction	(325)	(101)
Other, net	447	(71)

Federal income tax (benefit) expense	$(2,422)	$888

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

NOTE 7 –NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable consisted of the following as of September 30, 2011 and December 31, 2010:

	(Dollars in thousands)
	2011	2010
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor. Interest payments due quarterly. Unsecured.	$485	$500

Long-term debt consisted of the following as of September 30, 2011 and December 31, 2010:

	(Dollars in thousands)
	2011	2010

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$12,372	$12,372

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

The swaps entered into in 2007, 2009 and 2010 have fair values of $101,000 (liability), $341,000 (liability) and $680,000 (liability), respectively, for a total liability of $1,122,000 at September 30, 2011 ($227,000 at December 31, 2010).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation loss of $591,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation loss of $90,000 was included in accumulated other comprehensive income related to the swap at December 31, 2010.

We use dollar offset at the hedge's inception and for each reporting period thereafter to assess whether the derivative used in a hedging transaction is expected to be, and has been, effective in offsetting changes in the fair value of the hedged item. Since inception, no portion of the hedged item has been deemed ineffective. For all hedges, we discontinue hedge accounting if it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge.

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has cash collateral on deposit of $310,000 (none at December 31, 2010) in addition to securities on deposit with fair market values of $877,000 (all of which is posted as collateral) ($660,000 at December 31, 2010).  See Note 9 for additional information about the interest rate swaps.

In December of 2010, the Company renewed an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  As of September 30, 2011, $485,000 was drawn on this line ($500,000 at December 31, 2010).

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

The Company has denied the allegations supporting Purchaser's claims.  The financial records of Mobile Attic have been in the possession of Purchaser since Purchaser acquired the stock of Mobile Attic in early 2007 and are only available to the Company through discovery in the litigation.  The Company is actively conducting discovery in defense of Purchaser's claims and has requested Purchaser to provide the financial information supporting the allegations made in its complaint.  Discovery has not been completed at this time.  A tentative trial date has been set for June of 2012. The Company believes that the Purchaser's claim for damages is unreasonable and excessive even if the Purchaser is able to prove the alleged misrepresentations in Mobile Attic's financial statements.  Given the difficulty in obtaining access to the Mobile Attic financial records and the fact that discovery is ongoing, the Company is unable to predict the amount of the ultimate liability that the Company may have if the Purchaser is successful in this litigation.  Management has recorded an estimate of aggregate litigation related expenses related to these actions as of September 30, 2011 and December 31, 2010, and the amounts are included in other liabilities in the accompanying condensed consolidated financial statements.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$21,043	$—	$21,043	$—
Mortgage backed securities	8,227		8,227
Private label mortgage backed securities	10,600	—	10,600	—
Obligations of states and political subdivisions	19,398	—	19,398	—
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	12,853	12,853	—	—
Trading securities	776	776	—	—
Equity securities available-for-sale	7,791	7,146	—	645
Total Financial Assets	$80,688	$20,775	$59,268	$645
Financial Liabilities
Interest rate swap	$1,122	$—	$—	$1,122
Total Financial Liabilities	$1,122	$—	$—	$1,122

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine-months ended September 30, 2011:

	For the nine months ended September 30, 2011
(In Thousands)	Fixed Maturities Available-for-Sale	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$—	$787	$(227)
Total gains or losses (realized and
unrealized):
Included in earnings	—	(142)	—
Included in other comprehensive income	—	—	(895)
Purchases:	—	—	—
Sales:	—	—	—
Issuances:	—	—	—
Settlements	—	—	—
Transfers in/(out) of Level 3	—	—	—
Ending balance	$—	$645	$(1,122)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2011:	$—	$—	$—

For the quarter ended September 30, 2011, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

Debt—the carrying amount is a reasonable estimate of fair value.

The carrying amount and estimate fair value of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

	In Thousands of Dollars
	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$391	$391	$935	$935
Policy loans	1,201	1,201	1,123	1,123
Company owned life insurance	5,536	5,536	5,520	5,520
Other invested assets	3,934	3,934	3,915	3,915

Liabilities and related instruments
Other policyholder funds	1,396	1,396	1,351	1,351
Short-term debt	485	485	500	500
Long-term debt	12,372	12,372	12,372	12,372

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three month and nine month periods ended September 30, 2011 and 2010, respectively:

	Three Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Premiums written:
Life, accident and health operations:
Traditional life insurance	$1,302	$1,281	$2,688	$3,891
Accident and health insurance	475	524	958	1,501
Total life, accident and health	1,777	1,805	3,646	5,392

Property and Casualty operations:
Dwelling fire & extended coverage	6,551	6,849	20,518	20,893
Homeowners (Including mobile homeowners)	6,223	6,491	19,669	20,627
Ocean marine	431	502	947	1,058
Other liability	338	325	1,049	1,006
Private passenger auto liability	410	974	1,657	2,987
Commercial auto liability	80	120	291	373
Auto physical damage	185	364	696	1,165
Total property and casualty	14,218	15,625	44,827	48,109

Gross premiums written	$15,995	$17,430	$48,473	$53,501

Reinsurance premium ceded	(1,612)	(1,596)	(6,116)	(4,678)

Net premiums written	$14,383	$15,834	$42,357	$48,823

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three month and six month periods ended September 30, 2011 and 2010, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Premiums earned:
Life, accident and health operations:
Traditional life insurance	1,225	1,273	3,914	3,952
Accident and health insurance	509	525	1,466	1,497
Total life, accident and health	1,734	1,798	5,380	5,449

Property and Casualty operations:
Dwelling fire & extended coverage	6,606	6,642	19,771	19,263
Homeowners (Including mobile homeowners)	6,230	6,423	18,701	20,287
Ocean marine	294	326	913	958
Other liability	332	326	963	969
Private passenger auto liability	502	873	1,942	2,508
Commercial auto liability	80	120	291	373
Auto physical damage	206	337	776	1,044
Total property and casualty	14,250	15,047	43,357	45,402

Gross premiums earned	15,984	16,845	48,737	50,851
Reinsurance premium ceded	(1,644)	(1,597)	(6,206)	(4,662)

Net premiums earned	14,340	15,248	42,531	46,189

NOTE 11 – PREFERRED AND COMMON STOCK

The table below provides information regarding the Company's preferred and common stock as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,466,600	2,466,600	3,000,000	2,466,600	2,466,600

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of September 30, 2011, and related condensed consolidated statements of income (loss) for the three-month and nine-month periods ended September 30, 2011 and 2010, shareholders' equity for the nine-month period ended September 30, 2011, and cash flows for the nine-month periods ended September 30, 2011 and 2010.  These condensed consolidated financial statements are the responsibility of the company's management.

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
November 14, 2011

Item 2.
MANAGEMENTS’ DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of September 30, 2011, compared with December 31, 2010 and its results of operations and cash flows for the quarter ending September 30, 2011, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The company operates in eleven states with just under 46.9% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment accounting for 87.4% of total insurance premium revenue during the first nine months of 2011.  Revenue generated from the life segment accounted for 12.6% of total insurance premium revenue.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947 and is the oldest subsidiary of the Company.  The premium revenue produced in NSIC from the traditional life products and accident and health products accounted for 9.2% and 3.4%, respectively, of total premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose of the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina and Texas.

Omega One Insurance Company (Omega) is a property and casualty insurance company incorporated in 1992.  Omega is a wholly owned subsidiary of National Security Fire and Casualty Company (NSFC) and is the smallest of the insurance subsidiaries accounting for approximately 7.4% of consolidated premium revenue.  Omega is licensed and underwrites property and casualty insurance in the states of Alabama and Louisiana.  There is no material product differentiation between those products underwritten by NSFC and Omega as both primarily underwrite personal lines of insurance.

National Security Fire and Casualty Company (NSFC) is a property and casualty insurance company and is the largest of the insurance subsidiaries accounting for over 79.7% of total premium revenue of the Company.  NSFC operates primarily in the personal lines segment of the property and casualty insurance market.  NSFC has been in operation since 1959.  NSFC is licensed and underwrites property and casualty insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee.  NSFC is licensed, but does not currently underwrite any business, in the states of Kentucky and West Virginia.  NSFC also underwrites insurance on a non-admitted or surplus lines basis in the states of Louisiana, Missouri and Texas.

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

All of our insurance companies have been assigned ratings by A.M. Best.  The property and casualty group has been assigned a group rating of “B++” (Good) with a negative outlook.  In addition, A.M. Best has assigned an issuer credit rating of “bbb” with a negative outlook.  NSFC, the largest of the insurance subsidiaries, carries the same A.M. Best ratings as the group.  Omega carries an A.M. Best rating of “B+” (Good) with a stable outlook and an issuer credit rating of “bbb-” with a stable outlook.  The life insurance subsidiary, NSIC, has been assigned a rating of “B” (Fair) with a stable outlook and an issuer credit ratio of “bb” with a stable outlook.  All ratings are reviewed at least annually by A.M. Best with the latest ratings effective date of January 28, 2011.

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

CONSOLIDATED RESULTS OF OPERATIONS

Summary:

For the three-months ended September 30, 2011, the Company had a net loss of $650,000, $0.26 loss per share, compared to net income of $223,000, $0.09 per share, for the same period last year. The primary reason for the net loss during the third quarter of 2011 was a reduction in net earned premium in both the homeowners and automobile lines of business in the P&C segment.

The Company ended the first nine months of 2011 with a net loss of $4,600,000, $1.86 loss per share, compared to net income of $2,931,000, $1.19 per share, for the same period last year.  The primary reason for the decline in net income was a $5,419,000 increase in policyholder benefits combined with a $3,658,000 decrease in net premiums earned.  The 18.3% increase in policyholder benefits paid was largely related to a $5,487,000 increase in net incurred losses and adjustment expenses in the P&C segment as a result of several severe weather related events during the second quarter of 2011. Net premiums earned were down due to a reduction in premium from the non-standard automobile program and the payment of $1,600,000 in catastrophe reinstatement premium triggered by April 2011 catastrophe storm losses.

For the nine-months ended September 30, 2011, losses incurred in the P&C segment from severe tornado, wind and hail weather events totaled $13,677,000 on a gross basis compared to $1,705,000 for the same period last year. After reinsurance recoveries, net losses totaled $7,686,000 excluding reinstatement premium.

Premium revenue for the three-months ended September 30, 2011, decreased $908,000 compared to the same period last year. The decrease was primarily driven by declines in net premiums earned in the P&C segment due to a moderate decline in homeowners business and a decrease in automobile policies in-force.

Premium revenue for the nine-months ended September 30, 2011, decreased $3,658,000 compared to the same period last year. The primary reason for the decrease in net premiums earned was an increase in ceded premium from catastrophe reinstatement. Catastrophe reinstatement premium ceded related to Catastrophe 46 totaled $1,600,000. Also impacting the decline were decreases in the homeowners and personal lines automobile business.

Shareholders’ equity as of September 30, 2011 was $37,999,000 compared to $43,710,000 down $5,711,000 compared to December 31, 2010. Book value per share declined $2.31 per share for the period ended September 30, 2011 to $15.41 per share compared to $17.72 per share at December 31, 2010. Factors contributing to the change in equity were a year-to-date net loss of $4,600,000, recoveries in market values of fixed maturities and equity securities of $590,000, a net loss on interest rate swaps of $591,000 and dividends paid of $1,110,000.

Three-months ended September 30, 2011 compared to three-months ended September 30, 2010:

Premium revenue:

The table below provides earned premium revenue by segment for the three-months ended September 30, 2011 and 2010:

	Three-Months Ended		Percent
	September 30,	September 30,
	2011	2010	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$1,225,000	$1,273,000	(3.77)%
Accident and health insurance	509,000	525,000	(3.05)%
Total life, accident and health	1,734,000	1,798,000	(3.56)%

Property and Casualty operations:
Dwelling fire & extended coverage	6,606,000	6,642,000	(0.54)%
Homeowners (Including mobile homeowners)	6,230,000	6,423,000	(3.00)%
Ocean marine	294,000	326,000	(9.82)%
Other liability	332,000	326,000	1.84%
Private passenger auto liability	502,000	873,000	(42.50)%
Commercial auto liability	80,000	120,000	(33.33)%
Auto physical damage	206,000	337,000	(38.87)%
Reinsurance premium ceded	(1,644,000)	(1,597,000)	2.94%
Total property and casualty	12,606,000	13,450,000	(6.28)%

Total earned premium revenue	$14,340,000	$15,248,000	(5.95)%

Premium revenue decreased $908,000 or 6% to $14,340,000 in the third quarter of 2011 compared to $15,248,000 for the same period last year. The P&C segment declined 6.3% while the life segment declined 3.6%. More stringent underwriting standards in both the P&C and Life segments were contributors to the decline in premium revenue coupled with a continued focus on reducing coastal exposure concentrations in the P&C segment.

In the P&C segment, both the homeowners and automobile lines of business showed decreases in premium revenue for the three-months ended September 30, 2011 compared to the same period last year . The implementation of stricter underwriting standards along with ongoing limitations on growth along the Alabama, Mississippi and Louisiana coasts were primary reasons for the decrease in net premiums earned for the homeowners program compared to September 2010. A primary reason for the decline in net premiums earned in the automobile lines of business was the suspension of new business production in all states except Louisiana and the implementation of rate increases which slowed growth in this program in Louisiana.

Premium revenue from the life segment was down in both the life and supplemental accident and health lines of business. The life segment ended the third quarter of 2011 with life insurance premium down 3.8% compared to the third quarter of 2010 while A&H premium declined 3.1% for the same time period. A reduction in new business production was the primary reason for the decline in both lines of business.

Investment income:

Investment income in the third quarter of 2011 was $765,000, a decrease of $410,000 compared to $1,175,000 for the same period last year. The primary reason for the decrease in 2011 compared to 2010 was a decline in investment holdings in the P&C segment as a result of securities sold during the second quarter of 2011 in order to increase liquidity necessary to pay storm claims in the P&C subsidiaries. Investment income generated from the invested cash value of company owned life insurance also declined in the third quarter of 2011 compared to the same period last year.

Realized investment gains and losses:

Net realized investment losses totaled $203,000 in the third quarter of 2011 compared to net realized investment gains of $75,000 in the third quarter of 2010. The primary reason for the realized investment loss in 2011 was the recognition of $143,000 in other-than-temporary impairments during the third quarter of the current year in the life insurance segment. Realized investment gains and losses are highly influenced by both market conditions and liquidity requirements of the insurance subsidiaries and can vary significantly from quarter to quarter.

Other income:

For the three-months ended September 30, 2011, other income was $217,000 compared to $259,000 for the same period last year. Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment. Other income was down in the third quarter of 2011 primarily due to a decrease in policies in-force in the automobile lines of business.

Policyholder benefits paid or provided:

For the three-months ended September 30, 2011, the Company incurred policyholder benefits totaling $10,045,000 compared to $10,096,000 for the same period last year; a decrease of 0.5%. While total policyholder benefits were down moderately for the quarter, total claim benefits as a percent of premiums earned increased to 70% in the third quarter of 2011 from 66.2% in the third quarter of 2010. An increase in claims in the P&C segment, primarily associated with the automobile lines of business was the primary factor contributing to the increase.

For the quarter-ended September 30, 2011 and 2010, the P&C segment had a loss ratio of 71% and 27%, respectively. The underwriting expense ratio and combined ratio were 54% and 125%, respectively for the three-months ended September 30, 2011 compared to 31% and 59%, respectively for the three-months ended September 30, 2010.

Offsetting the P&C increase was a $304,000 decrease in life segment policyholder benefits paid or provided. The primary source of the reduction in claim activity was related to ordinary whole life policies which decreased $334,000 in the third quarter of 2011 compared to the third quarter of 2010.

Policy acquisition cost:

For the three-months ended September 30, 2011, policy acquisition cost was $2,899,000 compared to $3,082,000 for the same period last year; a decrease of $183,000. The primary factor contributing to the decrease in policy acquisition cost was the decline in new business production in both the P&C and life segments. P&C segment policy acquisition costs were down due to the decline in premium revenue from new business in the homeowners and personal lines automobile programs [see earned premium revenue table on page 28]. In addition, premium revenue from new business in the life segment was down for the quarter-ended September 30, 2011 compared to the same period last year in both the traditional life and A&H lines of business.

General expenses:

General expenses for the three-months ended September 30, 2011, totaled $2,422,000 compared to $2,792,000 for the same period last year. The primary reason for the $370,000 decline was a decrease in holding company expenses. For the quarter-ended September 30, 2011, general expenses in the holding company were down $302,000 compared to the third quarter of 2010. Legal expenses incurred during third quarter 2011 were $140,000 less than third quarter 2010 [See Note 8 to the condensed consolidated financial statements for further discussion regarding litigation]. In addition, the interest expense incurred related to the Director's Deferred Compensation Plan was down $167,000 for this same time period.

Taxes, licenses and fees:

Taxes, licenses and fees totaled $394,000 for the quarter-ended September 30, 2011, compared to $525,000 for the quarter-ended September 30, 2010; a $131,000 decrease. As a percent of premiums earned, taxes, licenses and fees were 2.8% for the third quarter of 2011 compared to 3.4% for the same period last year. Taxes, licenses and fees were higher in the third quarter of 2010 primarily due to the cost of Alabama Department of Insurance examination fees. The periodic examination concluded in May of 2011; therefore, no examination fees were incurred in the third quarter of 2011.

Interest expense:

Interest expense was virtually unchanged ending the third quarter of 2011 and 2010 at $293,000 and $294,000, respectively.

Income taxes:

For the three-month period ended September 30, 2011, income tax benefit totaled $284,000 compared to an income tax benefit of $255,000 for the same period last year.  The effective tax rate for the three-month period ended September 30, 2011 was 30.4% compared to a statutory rate of 34%. The tax effect of significant items affecting income taxes in 2011 included the change in value of company owned life insurance, with tax expense of $39,000 and tax free investment income, with tax benefit of $43,000.  The tax effect of significant items reducing income taxes in 2010 included the change in value of company owned life insurance, with tax benefit of $66,000 and tax free investment income, with tax benefit of $47,000.  Because the property and casualty companies posted profitable results in each of the prior two years, it is expected that, should full year 2011 results generate a net operating loss, the tax benefit of a portion of the net operating losses for 2011 will be recovered immediately through carry back provisions of the Federal Tax Code. The remaining net operating losses for 2011 will be recovered through carry forward provisions of the Federal Tax Code

Net (loss) income:

For the three-months ended September 30, 2011, the Company had a net loss of $650,000 compared to net income of $223,000 for the three-months ended September 30, 2010. The $908,000 decline in net premiums earned for the third quarter of 2011 compared to the third quarter of 2010 coupled with the increase in loss frequency in the P&C segment automobile program were the primary reasons for the $873,000 decrease in net income for the quarter-ended September 30, 2011 compared to the same period last year.

Nine-months ended September 30, 2011 compared to nine-months ended September 30, 2010:

Premium Revenue:

The table below provides earned premium revenue by segment for the nine-months ended September 30, 2011 and 2010:

	Nine-Months Ended		Percent
	2011	2010	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$3,914,000	$3,952,000	(0.96)%
Accident and health insurance	1,466,000	1,497,000	(2.07)%
Total life, accident and health	5,380,000	5,449,000	(1.27)%

Property and Casualty operations:
Dwelling fire & extended coverage	19,771,000	19,263,000	2.64%
Homeowners (Including mobile homeowners)	18,701,000	20,287,000	(7.82)%
Ocean marine	913,000	958,000	(4.70)%
Other liability	963,000	969,000	(0.62)%
Private passenger auto liability	1,942,000	2,508,000	(22.57)%
Commercial auto liability	291,000	373,000	(21.98)%
Auto physical damage	776,000	1,044,000	(25.67)%
Reinsurance premium ceded	(6,206,000)	(4,662,000)	33.12%
Total property and casualty	37,151,000	40,740,000	(8.81)%

Total earned premium revenue	$42,531,000	$46,189,000	(7.92)%

Consolidated premium revenue was $42,531,000 for the nine-months ended September 30, 2011 compared to $46,189,000 for the nine-months ended September 30, 2010; a decrease of $3,658,000 or 7.9%. The decline was primarily driven by decreases in net earned premium in the P&C segment due to catastrophe reinstatement premium, a decrease in automobile policies in-force and a moderate decline in homeowners business.

The P&C segment ended September 2011 with year-to-date net earned premiums of $37,151,000 compared to $40,740,000 for the same period last year; a decrease of 8.8%. The primary reason for the decrease in net earned premium was an increase in ceded catastrophe reinstatement premium of $1,565,000 triggered by tornado related catastrophe losses in the last week of April, 2011. Decreases in the homeowners and personal lines auto business were the primary factors contributing to the remaining decrease in premium revenue. The implementation of stricter underwriting standards along with ongoing limitations on growth along the Alabama, Mississippi and Louisiana coasts were primary reasons for the decrease in net premiums earned for the homeowners program compared to September 2010. One primary reason for the decline in net premiums earned in the automobile line of business was the implementation of rate increases which slowed growth in this program; principally in the state of Louisiana.

Another contributing factor to the decline in net premiums earned in the automobile line of business was the decision to cut-off new business writing in all states except Louisiana. This decision led to further declines in premium production from the automobile program during the third quarter of 2011. Due to significant underwriting losses in the non-standard automobile line of business, the program remains under review with further corrective action to be taken in the fourth quarter of 2011.

Life segment premium revenue was virtually unchanged for the nine-months ended September 30, 2011 at $5,380,000 compared to $5,449,000 for the same period last year; a moderate decrease of 1.3%.  The decrease was primarily driven by more stringent underwriting standards implemented in order to improve overall profitability of the segment. The more stringent underwriting standards have reduced the level new business production.

Investment income:

Investment income decreased $532,000 to $3,164,000 for the nine-months ended September 2011 from $3,696,000 for the same period last year.  The decrease in investment income was primarily driven by a reduction in invested assets of 8% during the first nine months of 2011. The reduction in invested assets was primarily due to increased liquidity requirements from increased storm activity in early 2011. Also contributing to the decline in investment income was a $282,000 decline in investment income from the invested cash value of company owned life insurance. Investment income will continue to be pressured over the remainder of the year and into 2012 as reinvestments of maturities in the portfolio are being reinvested at current market yields of as much as 150 basis points below book yields.

Realized investment gains and losses:

For the nine-months ended September 30, 2011, realized investment gains totaled $828,000 compared to $1,433,000 for the same period last year; a decrease of $605,000.  The primary reason for the decrease in realized capital gains was that fewer changes were made in the investment portfolio during the period as well as the recognition of $143,000 in other-than-temporary impairments in the life segment during the third quarter of 2011. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements of the insurance subsidiaries and therefore can vary significantly from quarter to quarter and year to year.

Other income:

Other income was $728,000 for the period ended September 30, 2011 compared to $814,000 for the period ended September 30, 2010; a decrease of 10.6%.  Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.  Due to the decline in production in our automobile program, billing, payment and policy fees decreased and was the primary reason for the overall reduction in other income for the current year.

Policyholder benefits paid or provided:

Policyholder benefits for the nine-months ended September 30, 2011 were $35,049,000 compared to $29,630,000 for the same period last year; an increase of 18.3%.  The primary reason for the 18.2 percentage point increase in benefits paid to premiums earned was increased claim activity in the P&C segment during 2011 compared to 2010. The P&C segment was impacted by multiple tornado, wind and hail related weather events causing a significant increase in claim frequency during 2011 . The losses incurred from the largest of these storm systems exceeded our catastrophe reinsurance retention of $3,500,000 and triggered coverage under our catastrophe reinsurance program. The P&C segment incurred gross losses and loss adjustment expenses totaling $10,224,000 ($4,233,000 net of reinsurance and excluding reinstatement premium) from a storm system that moved through the Southeast during the last week of April referred to as Catastrophe 46. The claims related to Catastrophe 46 increased the percent of benefits paid to premiums earned 12.5 percentage points in 2011 compared to 2010 and accounted for 68.7% of the overall 18.2% increase in the current year.

The remainder of the increase in policyholder benefits paid was attributable to an overall higher frequency of tornado and windstorm losses in 2011 compared to 2010. In addition to the $4,233,000 in pretax net losses incurred from Catastrophe 46, we experienced an additional $3,454,000 from various other tornado and hail storm events during 2011; most of these losses were incurred in early April. Cumulatively, tornado and windstorm losses incurred during the month of April 2011 were tenfold greater than any other single month of spring storms experienced previously. The 2011 tornado and windstorm claims incurred in addition to Cat 46 contributed just under $3,454,000 to incurred losses and added 7.8 percentage points to the 2011 ratio of benefits paid to premiums earned. In comparison, tornado and windstorm losses through the first nine-months of 2010 totaled $1,705,000 and added 3.7 percentage points to the ratio of benefits paid to premiums earned.

The P&C segment ended September 2011 with a loss ratio of 84% compared to 51% for the same period last year. The underwriting expense ratio and combined ratio were 39% and 122%, respectively for the period ended September 30, 2011 compared to 27% and 78%, respectively for the period ended September 30, 2010.

Policy acquisition cost:

For the nine-months ended September 30, 2011, policy acquisition costs were $8,894,000 compared to $8,800,000 for the same period last year. The $94,000 increase was primarily attributable to an increase in amortization of policy acquisition cost in the life subsidiary.

General Expenses:

General expenses were up $439,000 for the nine-months ended September 30, 2011 at $7,971,000 compared to $7,532,000 for the same period last year.  One primary reason for the increase was related to litigation expenses in our holding company. Litigation expenses were $927,000 as of September 2011 compared to $694,000 for the same period last year; an increase of $233,000 [See Note 8 to the condensed consolidated financial statements for further discussion regarding litigation]. General expenses as a percent of earned premium were 18.7% and 16.3% for the year-to-date periods ended September 30, 2011 and 2010, respectively.

Taxes, licenses and fees:

Taxes, licenses and fees were comparable for the nine-months ended September 30, 2011 and 2010 at $1,496,000 and $1,492,000, respectively.  Taxes, licenses and fees as a percentage of earned premiums were 3.5% as of September 30, 2011 and 3.2% for the same period last year.

Interest expense:

Interest expense was virtually unchanged at $863,000 as of September 30, 2011, compared to $859,000 for the same period last year.

Income taxes:

For the period ended September 30, 2011, income tax benefit totaled $2,422,000 compared to an income tax expense of $888,000 for the same period last year.  The effective tax rate as of September 30, 2011 was 34.5% compared to 23.3% for the same period last year. Income tax (benefit)/expense was composed of current taxes totaling $(1,739,000) and $442,000 for first nine months of 2011 and 2010, respectively, while deferred tax expense totaled $683,000 and $446,000, for the same time periods respectively.

The variation in effective tax rates between the life and P&C segment coupled with large net operating losses due to increased storm activity in the P&C segment was the primary factor contributing to the difference in the effective tax rate. Because the property and casualty companies posted profitable results in each of the prior two years, it is expected that, should full year 2011 results generate a net operating loss, the tax benefit of a portion of the net operating losses for 2011 will be recovered immediately through carry back provisions of the Federal Tax Code. The remaining net operating losses for 2011 will be recovered through carry forward provisions of the Federal Tax Code

Net (loss) income:

The Company ended the first nine-months of 2011 with a year-to-date net loss of $4,600,000 compared to net income of $2,931,000 for the same period last year. The primary reasons for the decline in net income in 2011 compared to 2010 were the $3,658,000 decrease in net premiums earned coupled with the $5,419,000 increase in policyholder benefits paid. As mentioned previously, the P&C segment largely contributed to the overall decline in net premiums earned primarily due to catastrophe reinstatement premium, a decrease in automobile policies in-force and a moderate decline in homeowners business. The P&C segment was also the source of the increase in policyholder benefits paid primarily due to significant loss activity related to tornado, wind and hail related weather events during 2011.

Liquidity and capital resources:

At September 30, 2011, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $37,999,000 down $5,711,000 compared to $43,710,000 at December 31, 2010.  Components of the change in equity were a net loss of $4,600,000, net unrealized gains of $590,000 and a net unrealized loss of $591,000 related to interest rate swaps and cash dividends paid totaling $1,110,000.

The Company has $12,372,000 in debt outstanding consisting of long-term debt from the proceeds of two separate trust preferred securities issuances, the latest of which totaled $3,000,000 and was completed in June 2007.  The Company has an operating line of credit to allow flexibility with respect to cash management at the holding company level.  The outstanding balance on the line, at September 30, 2011, was $485,000. We had $215,000 available at September 30, 2011, under the operating credit line.

The Company had $3,602,000 in cash and cash equivalents at September 30, 2011, compared to $1,325,000 at September 30, 2010.  Cash flow from operations declined $9,588,000 for the nine months compared to the same period last year.  The primary reasons for the decline in operating cash flow was a reduction in net income related to current quarter declines in earned premium and increased losses in the auto program coupled with catastrophe losses and related reinstatement premium incurred during the second quarter. Also largely associated with the catastrophe losses and the decline in cash flow from operations were increases in reinsurance recoverable of $900,000 and a decline in accrued income taxes totaling $2,178,000.

Cash provided by investing activities increased $15,444,000 during the nine months ended September 30, 2011 compared to the same period last year.  Normally, our investment process allows for cash received from premiums, selling investments, principle receipts and funds received from calls to be reinvested. However, due to the increased frequency of storm losses, primarily in the second quarter, more proceeds from investments were used to cover increased operating cash flow requirements.

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

Due to operating losses incurred from spring tornado and windstorm losses in the P&C subsidiaries, we will face statutory dividend limitations in 2012 which will limit our ability to pay subsidiary dividends to the holding company. Statutory dividends of insurance subsidiaries are typically limited to the greater of net income or 10% of statutory capital in P&C companies. We expect the statutory dividend limitation to be approximately $2.5 million from the P&C subsidiaries in 2012. Even with the ability to dividend up as much as $2.5 million in 2012, we also need to rebuild capital in order to maintain capital to support our insurance operations which could further limit our ability to pay the statutorily allowed amount. Furthermore, we face liquidity pressure in the holding company due to the adverse impact on ongoing defense cost associated with litigation discussed further in Note 8 to the Consolidated Financial Statements included herein. Due to these challenges, effective with the fourth quarter 2011 dividend payment, we have cut our shareholder dividend by 33%. We have also adopted a policy to review liquidity and capital resources each quarter prior to declaring any quarterly shareholder dividend. Should we have further adverse operating results in our P&C subsidiaries in the near term or adverse developments related to pending litigation, we may be forced to further cut or suspend the payment of shareholder dividends.

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

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk.  Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position.  Investment decisions are made by management and reviewed by the Board of Directors.  Market risk represents the potential for loss due to adverse changes in fair value of securities.  The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk.  The primary risk related to the Company’s equity portfolio is equity price risk.  The Company has not incurred material losses in its investment portfolio in the nine-months ended September 30, 2011 related to interest rate changes, defaults on certain securities and changes in value of equity investments.  Changes are discussed in detail under Item 2 of this Form 10-Q.   For further information regarding market risk, reference is made to the Company’s Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine-month period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings
Please refer to Note 8 to the financial statements.

Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the Company’s annual report for 2010 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 5.  Other Information
None

Item 6.  Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended September 30, 2011

Date of Report	Date Filed	Description

July 22, 2011	July 26, 2011	Press release, dated July 26, 2011, issued by The National Security Group, Inc.

August 15, 2011	August 15, 2011	Press release, dated August 15, 2011 issued by The National Security Group, Inc.

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

Dated: November 14, 2011