Form 10-K
period 2011-12-31
NATIONAL SECURITY GROUP INC
filed 2012-03-26
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 GE ACT OF 1934
For the fiscal Period Ended December 31, 2011

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filler,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐  Accelerated filer  ☐  Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $17,315,106.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 26, 2012

Common Stock $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held May 18, 2012 is incorporated by reference into Part III of this report. The proxy statement will be filed no later than 120 days from December 31, 2011.

2.	Current Report on Form 8-K for event occurring on March 26, 2012 is incorporated into Part IV of this report.

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

The property and casualty subsidiaries of the Company, National Security Fire and Casualty (NSFC), and Omega One Insurance Company (Omega), primarily write personal lines coverage including dwelling fire and windstorm, homeowners, mobile homeowners, and personal non-standard automobile lines of insurance in eleven states. Property and casualty insurance is the most significant industry segment, accounting for 88% of total premium revenues.

The Company's life insurance subsidiary, National Security Insurance Company (NSIC), offers a basic line of life and health and accident insurance products in six states.

The majority of our assets and investments are held in the operating insurance companies.

The Company's website address is: www.nationalsecuritygroup.com. The “Investors” section of our website (http://www.nationalsecuritygroup.com/public/Investors/Investors.aspx) provides numerous resources for investors seeking additional information about us. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K are made available on our website soon after filing with the SEC. Additionally, stock trades by insiders as filed on Forms 3, 4, and 5 are posted to the website after filing with the SEC. The website also provides information regarding corporate governance, stock quotes and press releases. Investors are encouraged to visit our website for additional information about the Company.

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

▪	Insurance is a highly regulated industry. It is possible that legislation may be enacted which would have an adverse effect on the Company's business.

▪
The Company is subject to regulation by state governments for each of the states in which it conducts business. The Company cannot predict the subject of any future regulatory initiative(s) or its (their) impact on the Company's business.

▪
The Company is rated by various insurance rating agencies. If a rating is downgraded from its current level by one of these agencies, sales of the Company's products and stock could be adversely impacted.

▪	The Company's financial results are adversely affected by increases in policy claims received by the Company. While a manageable risk, this fluctuation is often unpredictable.

▪
The Company's investments are subject to a variety of risks. Investments are subject to defaults and changes in market value. Market value can be affected by changes in interest rates, market performance and the economy.

▪
The Company mitigates risk associated with life policies through implementing effective underwriting and reinsurance strategies. These factors mitigate, not eliminate, risk related to mortality and morbidity exposure. The Company has established reserves for claims and future policy benefits based on amounts determined by independent actuaries. There is no assurance that these estimated reserves will prove to be sufficient or that the Company will not incur claims exceeding reserves, which could result in operating losses and loss of capital.

▪
The Company mitigates risk associated with property and casualty policies through implementing effective underwriting and reinsurance strategies. The Company obtains reinsurance which increases underwriting capacity and limits the risk associated with policy claims. The Company is subject to credit risk with regard to reinsurers as reinsurance does not alleviate the Company's liability to its insured's for the ceded risks. The Company utilizes a third-party to develop a reinsurance treaty with reinsurers who are reliable and financially stable. However, there is no guarantee that booked reinsurance recoverable will actually be recovered. A reinsurer's insolvency or inability to make payments due could have a material adverse impact on the financial condition of the Company.

▪
The Company's ability to continue to pay dividends to shareholders is contingent upon profitability and capital adequacy of the insurance subsidiaries. The insurance subsidiaries operate under regulatory restrictions that could limit the ability to fund future dividend payments of the Company. An adverse event or series of events could materially impact the ability of the insurance subsidiaries to fund future dividends and consequently the Board of Directors would have to suspend the declaration of dividends to shareholders.

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

The following table indicates allocation percentages of direct written premium by state for the two years ended December 31, 2011 and 2010:

State	Percent of Direct Written Premium
	2011	2010
Alabama	28.13%	27.59%
Arkansas	6.34%	6.82%
Georgia	7.79%	6.94%
Louisiana	15.47%	19.39%
Mississippi	17.16%	15.93%
South Carolina	10.76%	9.62%
Florida	0.16%	0.15%
Missouri	0.65%	0.83%
Oklahoma	4.44%	4.05%
Tennessee	5.72%	5.92%
Texas	3.38%	2.76%
	100.00%	100.00%
In general, the property-casualty insurance business involves the transfer by the insured, to an insurance company of all or a portion of certain risks for the payment, by the insured, of a premium to the insurance company. A portion of such risks is often retained by the insured in the form of deductibles, which vary from policy to policy, but are typically in the range of $500 to $1,000 on NSFC and Omega's primary dwelling and automobile lines of business.

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

The following table sets forth the premiums earned and pre-tax income during the periods reported for the property and casualty insurance segment (dollars in thousands):

	Year Ended December 31,
	2011	2010
Net premiums earned:
Fire, allied lines and homeowners	$45,166	$48,271
Automobile	3,357	4,984
Other	850	981
	$49,373	$54,236
Income (loss) before taxes	$(4,389)	$7,331
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

The following Loss Reserve Re-estimates table illustrates the change over time of the net reserves established for property-liability insurance claims and claims expense at the end of the last 10 calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows retroactive re-estimates of the original recorded reserve as of the end of each successive year. These re-estimates are the result of the Company's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The third section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that year's reserve liability. The last section compares the latest re-estimated reserve to the reserve originally established and indicates whether the original reserve was adequate to cover the estimated costs of unsettled claims. The Loss Reserve Re-estimates table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2011 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate. Due to the relatively short tail nature of the property and casualty subsidiaries' claim liabilities, the Company does not discount loss reserves for the time value of money. Dollar amounts are in thousands.

		2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Gross unpaid losses per
Consolidated Balance Sheet		$11,489	$11,513	$11,343	$13,094	$19,511	$12,498	$11,973	$14,436	$12,646	$13,184	$14,386
Ceded reserves		(2,396)	(1,555)	(1,232)	(2,611)	(8,560)	(1,783)	(555)	(2,421)	(549)	(1,329)	(2,381)
Net unpaid losses		$9,093	$9,958	$10,111	$10,483	$10,951	$10,715	$11,418	$12,015	$12,097	$11,855	$12,005

Cumulative net payments:	1 year later	$3,362	$4,342	$5,567	$5,584	$7,384	$6,438	$4,797	$5,636	$5,349	$5,738
	2 years later	4,416	5,520	6,765	7,006	9,063	8,103	6,496	6,350	6,305
	3 years later	5,076	5,865	7,038	7,521	10,198	9,652	6,767	6,725
	4 years later	5,221	5,945	7,274	7,811	11,439	10,094	6,976
	5 years later	5,106	6,136	7,351	8,018	11,763	10,360
	6 years later	5,164	6,167	7,390	8,006	11,900
	7 years later	5,180	6,183	7,398	8,024
	8 years later	5,193	6,192	7,400
	9 years later	5,195	6,194
	10 years later	5,195

Net Liability re-estimated:	1 year later	6,805	7,334	9,186	9,042	11,844	11,817	9,046	9,438	8,621	11,443
	2 years later	6,017	7,165	8,607	9,118	11,827	11,061	8,739	7,916	8,869
	3 years later	5,856	6,906	8,098	8,669	12,161	11,121	7,739	8,179
	4 years later	5,699	6,509	7,863	8,404	12,337	10,792	7,792
	5 years later	5,436	6,499	7,629	8,274	12,178	11,089
	6 years later	5,413	6,313	7,570	8,135	12,372
	7 years later	5,297	6,314	7,484	8,184
	8 years later	5,308	6,278	7,500
	9 years later	5,260	6,294
	10 years later	5,272

Net cumulative redundancy (deficiency)		$3,821	$3,664	$2,611	$2,299	$(1,421)	$(374)	$3,626	$3,836	$3,228	$412
Our reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

For the Years Ended December 31,
	2011		2010
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
*Loss and LAE reserves are in thousands
↓10.0%	12,947	↑3.78%	$11,866	↑3.02%
↓ 7.5%	13,307	↑2.84%	12,195	↑2.26%
↓ 5.0%	13,667	↑1.89%	12,525	↑1.51%
↓ 2.5%	14,026	↑0.95%	12,854	↑0.76%
Reported	14,386	—	13,184	—
↑ 2.5%	14,746	↓0.95%	13,514	↓ 0.76%
↑ 5.0%	15,105	↓1.89%	13,843	↓ 1.51%
↑ 7.5%	15,465	↓2.84%	14,173	↓ 2.26%
↑10.0%	15,825	↓3.78%	14,502	↓ 3.02%
While our reserve estimates have had more significant variability in the past, we believe that the scenarios presented above are most reasonably likely as our methodology has become more seasoned, and we have maintained continuity of staff involved in the reserving process.

Life Insurance Segment
National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947, conducts the Company's life insurance business. This segment will be referred to throughout this report as NSIC, Life Company, or Life segment. NSIC is licensed to write insurance in six states: Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas.

The following table indicates NSIC's percentage of direct premiums collected by state for the two years ended December 31, 2011 and 2010:

State	Percentage of Total Direct Premiums
	2011	2010
Alabama	58.19%	57.41%
Georgia	20.49%	20.94%
Mississippi	10.03%	9.99%
South Carolina	7.37%	7.62%
Texas	2.60%	2.60%
Florida	1.32%	1.44%
	100.00%	100.00%
NSIC has two primary methods of distribution of insurance products, independent agents and home service (career) agents.  The independent agent distribution method accounts for 63.8% of total premium revenue in the life insurance segment. Approximately 237 agents of the Company's independent agents produced new business during 2011. The home service distribution method of life insurance products accounts for 32.3% of total premium revenue in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent.  The Company employed nine career agents and one regional manager as of December 31, 2011. The remaining 3.9% of premium revenue consists of the following:  a book of business acquired from a state guaranty association in 2000 (1.4%), premium generated through direct sales of school accident insurance (1%), and other miscellaneous business serviced directly through the home office (1.5%).

NSIC's primary products are life insurance, both term and whole life, and health and accident insurance.   NSIC does not sell annuities, interest sensitive whole life or universal life insurance products.  Term life insurance policies provide death benefits if the insured's death occurs during the specific premium paying term of the policy.  The policies generally do not provide a savings or investment element included as part of the policy premium.  Whole-life insurance policies demand a higher premium than term life, but provide death benefits which are payable under effective policies regardless of the time of the insured's death and have a savings and investment element which may result in the accumulation of a cash surrender value.  Our accident and health insurance policies provide coverage for losses sustained through sickness or accident and include individual hospitalization and accident policies, group supplementary health policies, and specialty products, such as cancer policies.  Our line of health and accident products feature specified fixed benefits, so rapidly rising health care costs do not have as great an impact on our health and accident line as they do on comparable products offered by other companies.

The following table displays a schedule of 2011 life segment premium produced by product and distribution method (dollars in thousands):

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$84	$—	$61
Ordinary	1,844	2,884	3
Group Life	—	11	66
A&H Group	—	—	88
A&H Other	289	1,487	53
Total Premium by Distribution Method	$2,217	$4,382	$271

The following table sets forth certain information with respect to the development of the Life Company's business (dollars in thousands):

	Year Ended December 31,
	2011	2010
Life insurance in force at end of period:
Ordinary-whole life	$174,200	$173,200
Term life	23,600	23,700
Industrial life	20,200	20,900
Other	—	—
	$218,000	$217,800
Life insurance issued:
Ordinary-whole life	$31,000	$47,000
Term life	—	—
Industrial life	—	—
Other	—	—
	$31,000	$47,000
Net premiums earned:
Life insurance	$4,953	$5,058
Accident and health insurance	1,917	1,969
	$6,870	$7,027

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

Investments
A significant percentage of the total income for the Company is tied to the performance of its investments. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company. Our investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities. At December 31, 2011, investments comprise 77% of total assets and investment income (including realized gains) comprises 8% of total revenues evidencing the significant impact investments can have on financial results. Because the Company's insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The Company's investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

Marketing and Distribution
As mentioned earlier in this report, NSIC products are marketed through a field force of agents who are employees of the Life Company and through a network of independent agents. The Company's use of independent agents is expected to be more cost effective in the long term and has become the fastest growing method of distribution over the past decade. In an effort to boost productivity and better educate agents on the products and services of NSIC, the Life Company marketing team travels extensively throughout our service areas holding training sessions for agents.

We also offer our best agents the opportunity to periodically attend retreats to network with the home office staff that help serve them and our policyholders. In addition, the retreat provides agents with additional knowledge of the products we offer, and serves as a forum for feedback on how we can better serve our agency force and policyholders.

NSFC and Omega products are marketed through a network of independent agents and brokers, who are independent contractors and generally maintain relationships with one or more competing insurance companies. NSFC employs three field marketing representatives who visit in the offices of our independent agent force regularly to give the agents opportunities for feedback. Our NSFC marketing representatives also host training seminars throughout our service areas. The goal of these seminars is to educate the independent agent sales force about our products and services.

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by NSIC in 2011 averaged approximately 8% of premiums. Commissions paid by NSFC in 2011 averaged approximately 15% of premiums. During 2011, one independent agent, accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. The net earned premium from this general agent totaled $6,580,000 or 13.33% of total P&C segment net earned premium. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2011, NSIC employed nine career agents and one regional manager. NSIC also had approximately 237 independent agents actively producing new business.

At December 31, 2011, NSFC had contracts with approximately 1,500 independent agencies in eleven states.

Competition
In both of our insurance segments, we operate in a very competitive environment. There are numerous insurance companies competing in the various states in which we offer our products. Many of the companies with which we compete are much larger, have significantly larger volumes of business, offer much broader ranges of products and have more significant financial resources than we do. We compete directly with many of these companies, not only in the sale of products to consumers, but also in the recruitment and retention of qualified agents. We believe the main areas in which a smaller company, like us, can compete is in the areas of providing niche products in under-served areas of the insurance market at competitive prices while providing excellent service to our agents and policyholders during the entire insurance product life cycle from policy issuance to final payment of a claim. We pride ourselves on being accessible to our independent agent force and maintain a presence through the efforts of a field marketing staff and easy access to home office staff. We believe we have made significant advancements in developing a competitive advantage, especially over the last decade. We also have longstanding relationships with many of our agents. We believe we compete effectively within the markets we serve and continue to evolve our processes and procedures in order to garner further competitive advantages.

NSFC and Omega's primary insurance products are dwelling fire, homeowners, including mobile homeowners, and private passenger auto coverage. Dwelling fire and homeowners, collectively referred to as the dwelling property line of business, is the largest segment of property and casualty operations composing 90% of total property and casualty premium revenue. We focus on providing niche insurance products within the markets we serve. We are in the top twenty dwelling property insurance carriers in our two largest states, Alabama and Mississippi. However, due to the large concentration of business among the top five carriers, our total market share in the dwelling fire line of business is approximately 3% in Alabama and 2% in Mississippi. In the homeowners line of business, our market share in both Alabama and Mississippi is less than 1%. The homeowners markets are even more concentrated with the top three homeowners carriers in both Alabama and Mississippi controlling over 50% of the market share.

We have actively sought competitive advantages over the last decade in the area of technological advancement. We have replaced our primary policy administration systems in both our property and casualty and life insurance subsidiaries. We replaced our legacy policy administration system in our life subsidiary in 2002. In late 2006 and throughout 2007, we began the process in transitioning to a new policy administration system in our property and casualty subsidiary. In 2010, we converted to our current property and casualty claims administration system.

The property and casualty administration system is an internally developed end-to-end system that we believe enhances our ability to compete with larger carriers in the market we serve. The system features a web based portal that allows our independent agents to rate, quote and issue policies directly in their office. The system streamlines the underwriting process with automation of many previous manual processes and enhances our agents' ability to provide excellent service to their clients. The system also enhances the efficiency of our underwriting process allowing for a more thorough evaluation of risks.

Our property and casualty claims administration system automates processes and workflows throughout the claims process and provides a single view of the activity that has occurred on a claim.  The system also has an adjuster web portal, which allows adjusters to view policy limits, see reserve history and policy information, and view prior claims and loss history.  Communications between adjusters and examiners are centralized on the web portal allowing for any messages to be viewed securely as part of the claims history.  Computerized issuance of field checks by staff adjusters was also implemented enforcing reserve and policy limits while reducing the error rates of the previously used hand written checks issued in the field.

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

Our insurance subsidiaries are subject to various statutory restrictions and limitations relating to the payment of dividends or distributions to stockholders. The restrictions are generally based on certain levels of surplus, net income or operating income as determined by statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends made within the preceding 12 months do not exceed the greater of (1) 10% of statutory surplus as of the end of the preceding year or (2) for property and casualty insurers, statutory net income for the preceding year or for life companies, statutory net gain from operations for the preceding year. Dividends in excess of the restricted amounts are payable only after obtaining expressed regulatory approval. Future dividends from the insurance subsidiaries may be limited by business or regulatory considerations. The Company relies on the ability of the insurance subsidiaries to pay dividends to fund stockholder dividends and for payment of most operating expenses of the group, including interest and principal payments on debt. Further discussion of dividend payment capacity of subsidiaries can be found in Note 12 of the Consolidated Financial Statements included herein.

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer's assets, including investments and an insurer's liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company's total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2011, each subsidiary exceeds any levels that would require regulatory actions.

A.M. Best Rating
A.M. Best Company is a leading provider of insurance company financial strength ratings and insurance company issuer credit ratings. Best's financial strength ratings and issuer credit ratings provide an independent opinion based on comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile. The Company currently has an issuer credit rating of “bb” with a negative outlook. The property and casualty companies currently carry an A.M. Best group financial strength rating of B++ (Good) with a negative outlook. This rating of B++ has remained the same for the past twelve years. The property and casualty group maintains an issuer credit rating of “bbb” with a negative outlook. The standalone financial strength rating for property and casualty subsidiary Omega One is currently B+ (Good) and Omega's issuer credit rating is “bbb-" with a stable outlook. National Security Insurance Company maintains a company specific financial strength rating of B (Fair) with a stable outlook and an issuer credit rating of “bb+” with a stable outlook. A.M. Best maintained a negative outlook on the property and casualty and group ratings citing uncertainty related to the Company's exposure to pending legal actions regarding the sale of its investment in Mobile Attic, Inc. in 2007 and adverse operating results of the property and casualty insurance subsidiaries in 2011. See Note 15 to the Consolidated Financial Statements and the Management Discussion and Analysis included herein for additional information on this matter. For the latest ratings, you can access www.ambest.com.

Employees
The Company itself has no management or operational employees. Instead, all human resource activities are within the subsidiary National Security Insurance Company. NSIC employed 117 staff members as of December 31, 2011. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with The National Security Insurance Company whereby the Company and the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. The Company, through NSIC, is represented by 9 employee agents in Alabama. The Company's property and casualty subsidiaries had approximately 1,500 independent (non-employee) agents producing business at December 31, 2011. We consider our employee relations to be good.

Additional information with respect to The National Security Group's Business
We maintain a website (www.nationalsecuritygroup.com). The National Security Group, Inc.'s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practical upon having been electronically filed or furnished to the Securities and Exchange Commission.

Our code of ethical conduct is also available on our website and in print to any stockholder who requests copies by contacting The National Security Group, Attn: Investor Relations, P. O. Box 703, Elba, AL 36323.

Any of the materials we file with the SEC may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1.800.SEC.0330. Our periodic reports filed with the SEC, which include Forms 3, 4 and 5, Form 10-K, Form 10-Q, Form 8-K and any amendments thereto may also be accessed free of charge from the SEC's website at www.sec.gov.

Item 1A. Risk Factors

As a “Smaller Reporting Company,” we are not required to provide any disclosure under Item 1A. In providing these risk factors, we do not represent, and no inference should be drawn, that the disclosures so provided comply with all requirements of Item 1A if we were subject to them. Risk factors are events and uncertainties over which the Company has limited or no control and which can have a material adverse impact on our financial condition or results of operations. We are subject to a variety of risk factors. The following information sets forth our evaluation of the risk factors we deem to be most material. We work to actively manage these risks, but the reader should be cautioned that we are only able to mitigate the impact of most risk factors, not eliminate the risk. Also, there may be other risks which we do not presently deem material that may become material in the future.

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

The nonstandard market in which the property and casualty subsidiaries operate reacts to general economic conditions in much the same way as the standard market. When insurers' profits and equity are strong, companies sometimes cut rates or do not seek increases. Also, underwriting rules are less restrictive. As profit and/or capital fall, companies may tighten underwriting rules, and seek rate increases. Premiums in the nonstandard market are higher than the standard market because of the increased risk of the insured, which generally comprises more frequent claims. Drivers of autos who have prior traffic convictions are one such increased risk that warrants higher premiums. Lower valued dwellings and mobile homes also warrant higher premiums because of the nature of the risk. The costs of placing such nonstandard policies and making risk determinations are similar to those of the standard market. The added costs due to more frequent claims servicing is reflected in the generally higher premiums that are charged.

Our ability to maintain profitability is contingent upon our ability to actively manage our rates and underwriting procedures. Premium rate inadequacy may not become apparent quickly, and we will incur lag-time to correct. If our rates or underwriting processes become inadequate, our results of operations and financial condition could be adversely impacted.

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

In 2011, the property and casualty subsidiaries had catastrophe protection up to a $72.5 million aggregate loss. Under the property and casualty subsidiaries reinsurance arrangement in force during 2011, the Company retained the first $3.5 million of insured losses from any single catastrophic event. The next $14 million in insured losses from any single event was 95% reinsured with the Company's net retention being 5%. The third layer of reinsurance protection provided coverage for 100% of insured losses exceeding $17.5 million and up to $42.5 million. The fourth layer of reinsurance protection provided coverage for 100% of insured losses in excess of $42.5 million up to $72.5 million. The amount of catastrophe reinsurance protection purchased by the Company was based on computer modeling of actual Company exposure. The Company generally seeks catastrophe protection for scenarios based on the computer modeling that mitigates losses up to at least a near term 1 in 100 year event, further described as an amount at which the probability of not exceeding is not less than 99%. NSFC and Omega had a provision for one reinstatement (coverage for two catastrophic events) during 2011.

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

Risk of loss from catastrophic events and geographic concentration

As described above, we maintain catastrophe reinsurance in amounts that provides protection to the Company's financial condition in all but the most remote likelihood of occurrences. Our most critical catastrophe risk is from hurricanes due to our proximity to the Atlantic Ocean and the Gulf of Mexico. Our results of operations are very likely to be materially impacted in the event of the landfall of a major hurricane striking the Northern Gulf Coast or Southern Atlantic Coast in Georgia or South Carolina where we maintain significant concentrations of business. We are also exposed to the risk of significant tornado activity in many of the states in which we operate. Our most significant catastrophic event risk is the risk of a loss in excess of the Company's upper catastrophe limit which could adversely impact the Company's financial condition if such an event occurs. We are also subject to assessments from windstorm underwriting pools in various states. These risks are often difficult to measure and in the event of a major catastrophe, could exceed the upper limits of our available reinsurance protection. We also face risk from a high frequency of catastrophe events. While these events may not reach the lower limits of our catastrophe reinsurance protection, a large number of smaller events can materially impact our results of operations.

Catastrophe modeling results play a major role in our decision making process regarding the upper limits of our catastrophe reinsurance protection. There are risks inherent in the modeling process and the process is constantly evolving. We believe the chance of a catastrophe event exceeding the upper limits of our reinsurance protection is very remote. However, Hurricane Katrina exceeded the upper limits of our coverage in 2005. We have since increased the upper limits of our coverage but should a future event exceed the upper limits of our reinsurance coverage by a material amount, our financial condition could be adversely impacted.

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

Reserve liabilities

NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2011, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $31.7 million. We believe, based on current available information, reserves for future policy benefits are adequate. However, we are currently in a period of record low interest rates and should this period of low rates be sustained over the long term it can impair our ability to make sufficient returns to cover future policy liabilities. Also, should actual mortality, morbidity, expense or withdrawal assumption differ materially from assumptions, our operating results could be negatively impacted.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2011, the property and casualty subsidiaries had reserves for unpaid claims of approximately $14.4 million before subtracting unpaid claims, due from reinsurers of $2,381,000 leaving net unpaid claims of $12 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2011 or 2010. The Company believes, based on current available information, such reserves are adequate to provide for settlement of claims.

We incur the risk that we may experience excessive losses due to unanticipated claims frequency, severity or both that may not be factored into our loss reserve liabilities. Unexpected frequency and severity can be adversely impacted by outcomes of claims litigation; adverse jury verdicts related to claims settlements and adverse interpretations of insurance policy provisions which result in increased liabilities. We are also subject to the risk of unanticipated assessments from state underwriting associations or windstorm pools related to losses in excess of the associations or pool's ability to pay. Such costs are often allocated to companies operating in the jurisdiction of the association or windstorm pool and the likelihood and amount of such assessments are difficult to predict. These events could adversely impact our historical loss reserving methodology and cause financial adjustments that could materially impact our financial condition and results of operations.

Financial Ratings

The insurance subsidiaries are rated by A.M. Best Company, an insurance company-rating agency. NSFC is rated B++ (Good), Omega is rated B+ (Good) and NSIC is rated B (Fair) by A.M. Best Company. A downgrade in our A.M. Best ratings could adversely impact our ability to maintain existing business or generate new business. See page 9-10 of this Form 10-K for additional information on our current A.M. Best rating.

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

Many states in which the insurance subsidiaries operate, including Alabama, have laws requiring that insurers become members of guaranty associations. These associations guarantee that benefits due policyholders of insurance companies will continue to be provided even if the insurance company which wrote the business is financially unable to fulfill its obligations. To provide these benefits, the associations assess the insurance companies licensed in a state that write the line of insurance for which coverage is guaranteed. The amount of an insurer's assessment is generally based on the relationship between that company's premium volume in the state and the premium volume of all companies writing the particular line of insurance in the state. The Company has paid no material amounts to guaranty associations over the past three years. These payments, when made, are principally related to association costs incurred due to the insolvency of various insurance companies. Future assessments depend on the number and magnitude of insurance company insolvencies, and such assessments are therefore difficult to predict.

Most states have enacted legislation or adopted administrative rules and regulations covering such matters as the acquisition of control of insurance companies, transactions between insurance companies and the persons controlling them. The National Association of Insurance Commissioners has recommended model legislation on these subjects and all states where the Company's subsidiaries transact business have adopted, with some modifications, that model legislation. Among the matters regulated by such statutes are the payments of dividends. These regulations have a direct impact on the Company since its cash flow is substantially derived from dividends from its subsidiaries and adverse operating results in the insurance subsidiaries or the development of significant additional obligations in the holding company could adversely impact liquidity at the holding company level. Statutory limitations of dividend payments by subsidiaries are disclosed in Note 12 of the accompanying Consolidated Financial Statements.

While most regulation is at the state level, the federal government has increasingly expressed an interest in regulating aspects of the insurance industry. All of these regulations at various levels of government increase the cost of conducting business through increased compliance expenses. Also, existing regulations are constantly evolving through administrative and court interpretations, and new regulations are often adopted. It is difficult to predict what impact changes in regulation may have on the Company in the future. Changes in regulations could occur that might adversely impact our ability to achieve acceptable levels of profitability and limit our growth.

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

Because of the increased costs associated with a home service company, premium rates are generally higher than ordinary products; as a result, competition from these ordinary insurers must be met through service. Initial costs of distribution through independent agents are generally more than through home service distribution methods, but lower commissions are paid in years subsequent to the first year of the policy so costs decline rapidly as policies renew after the first year. The primary factor in controlling cost under the independent agent distribution method is maintaining a high persistency rate. The persistency rate is the rate at which new business is maintained in renewal periods subsequent to the first year. If a high persistency rate can be maintained, the overall costs of distribution are lowered due to lower commission rate payments on policies in force subsequent to the first year.

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

Investment Risk and Liquidity

Our invested assets are managed by company personnel. The majority of these investments consist of fixed maturity securities. These securities are subject to price fluctuations due to changes in interest rates and unfavorable changes could materially reduce the market value of the Company's investment portfolio and adversely impact our financial condition and results of operations. Fixed maturity investments are managed in light of anticipated liquidity needs. Should we experience a significant change in liquidity needs for any reason, we may be forced to sell fixed maturity securities at a loss to cover these liquidity needs. Changes in general economic conditions, the stock market and various other external factors could also adversely impact the value of our investments and consequently our results of operations and financial condition.

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

Litigation

As described in Item 3 of this report, the Company is a party to litigation involving the sale of its stock in Mobile Attic, Inc. The Company is vigorously defending the claims in the litigation but is unable to predict the probability or extent of its liability in this litigation. The litigation involves claims of a significant amount against the Company and is scheduled for trial in June 2012. If the Company is found to be liable, the liability to pay the claim could have an adverse effect on the Company's liquidity and capital resources. See "Management's Discussion and Analysis - Liquidity and Capital Resources" for additional information.
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

Technology

Our insurance subsidiaries are dependent on computer technology and internet based platforms in the delivery of insurance products. Our ability to innovate and manage technological change is a key to remaining competitive in the insurance industry. A breakdown in major systems or failure to maintain up to date technology could adversely impact our ability to write new business and service existing policyholders which would adversely impact our results of operations and financial condition. The occurrence of computer viruses, information security breaches, disasters, or unanticipated events could affect the data processing systems of the Company or its service providers which could damage the Company's business and adversely affect our financial condition and results of operations.

Key Personnel

As a small company within the insurance industry, we could be adversely impacted by the loss of key personnel. Our ability to remain competitive is contingent upon our ability to attract and retain qualified personnel in all aspects of our operations.

Accounting Standards

Our financial statements are prepared based upon generally accepted accounting standards issued by the Financial Accounting Standards Board along with standards set by other regulatory organizations. We are required to adopt newly issued or revised accounting standards that are issued periodically. Future changes could impact accounting treatment applied to financial statements and could have a material adverse impact on the Company's results of operations and financial conditions. Potential changes in accounting standards that are currently expected to impact the Company are disclosed in the Notes to Financial Statements included herein.

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

The Company's subsidiaries own certain real estate investment properties. We own approximately 2,950 acres of undeveloped timberland in Pike, Coffee and Covington counties in Alabama. The only depreciable improvements on this land include a small pavilion with current accumulated depreciation of $23,000. The timber is accounted for as a natural resource and depleted in accordance with applicable accounting standards, which identify total costs as including acquisition costs, exploration costs, development costs, production costs and support equipment and facilities cost.  We include in total costs timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth.  We allocate total cost of the timberland over periods benefited by means of depletion.  Timber related sales during 2011 totaled $14,000 compared to $2,000 during 2010. Gains on timber sales during 2011 totaled $12,000 compared to $1,000 in 2010.

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

Item 3. Legal Proceedings

In April 2007, the Company sold substantially all of its 50% interest in Mobile Attic, Inc., to Bagley Family Revocable Trust (the "Purchaser"). The Company, Peter L. Cash and Russell L. Cash (collectively the "Sellers") sold to Purchaser 61% of the outstanding stock of Mobile Attic under the terms of a Stock Purchase Agreement dated April 5, 2007, executed by Sellers, Mobile Attic and Purchaser's assignor, James W. Bagley (the "Stock Purchase Agreement"). Under the terms of the Stock Purchase Agreement, the Sellers made certain warranties to Purchaser regarding the financial condition of Mobile Attic and agreed to jointly and severally indemnify Purchaser for any damages resulting from a breach of any of the warranties.

On January 9, 2009, Mobile Attic, Inc., Mobile Attic Manufacturing Company, Inc. and the Purchaser filed a complaint against Peter L. Cash and others in the U.S. District Court for the Middle District of Alabama, Southern Division, in which Plaintiffs asserted, among other claims, a claim for damages resulting from a breach of certain of the warranties regarding the financial statements of Mobile Attic and other financial information provided by Mobile Attic. Purchaser then notified the Company of its claim for breach of warranty under the Stock Purchase Agreement and requested indemnity from the Company. On July 9, 2009, the Company filed a complaint in intervention requesting the Court to find that the Company is not liable for indemnity under the Stock Purchase Agreement, or in the alternative, to award damages to the Company for any loss suffered as a result of the fraudulent actions of Peter Cash and as a result of the negligence of Mobile Attic and its auditors in the preparation of Mobile Attic's financial statements. [Mobile Attic, Inc., MA Manufacturing Company, Inc. and Bagley Family Revocable Trust, plaintiffs, v. Peter L. Cash, Cash Brothers

Leasing, Inc., Bridgeville Trailers, Inc., and Barfield, Murphy, Shank & Smith, P.C, defendants, v. The National Security Group, Inc., intervenor plaintiff, v. Peter L. Cash, Barfield, Murphy, Shank & Smith, P.C. and Bagley Family Revocable Trust, intervenor defendants, U.S. District Court, Middle District of Alabama, Eastern Division, Civil Action No. 09-cv-00024.]

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

Under the terms of the Stock Purchase Agreement, the Purchaser paid the Company $2,700,000 for 45% of the total outstanding stock of Mobile Attic and paid the other Sellers $960,000 for an additional 16% of the total outstanding stock in Mobile Attic, thus obtaining a controlling interest of 61% of the outstanding stock. The Stock Purchase Agreement provided that Purchaser was to use his best efforts to cause the Company to be released from its guaranty of a bank loan to Mobile Attic having an outstanding principle balance of approximately $9,400,000. The bank loan was secured by portable storage containers of Mobile Attic.

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

The Company has denied the allegations supporting Purchaser's claims. The financial records of Mobile Attic have been in the possession of Purchaser since Purchaser acquired the stock of Mobile Attic in early 2007 and are only available to the Company through discovery in the litigation. The Company is actively conducting discovery in defense of Purchaser's claims and has requested Purchaser to provide the financial information supporting the allegations made in its complaint. Fact-based and expert discovery have concluded, but pre-trial investigation continues with the case set for trial in June of 2012. The Company believes that the Purchaser's claim for damages is unreasonable and excessive even if the Purchaser is able to prove the alleged misrepresentations in Mobile Attic's financial statements. The Company has filed motions for summary judgment requesting a court ruling, among others, as to how the damages should be measured in this transaction. Until these legal issues are resolved it is difficult to determine the probability and extent of liability in this action.

Item 4. Mine Safety Disclosures

This section is not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Company is traded in the NASDAQ Global Market. Quotations are furnished by the National Association of Security Dealers Automated Quotations System (NASDAQ). The trade symbol is NSEC.

The following table sets forth the high and low sales prices per share, as reported by NASDAQ during the period indicated:

	Stock Closing Prices
	High	Low
2011
First Quarter	$13.13	$11.18
Second Quarter	$13.82	$10.00
Third Quarter	$11.84	$9.51
Fourth Quarter	$10.93	$7.62
2010
First Quarter	$14.00	$11.10
Second Quarter	$13.63	$11.49
Third Quarter	$13.35	$10.00
Fourth Quarter	$12.67	$10.00
Shareholders
The number of shareholders of the Company's common stock was approximately 1,200, and the Company had 2,466,600 shares of common stock outstanding on March 26, 2012.

Dividends
The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

Dividends Per Share
2011
First Quarter	$0.15
Second Quarter	$0.15
Third Quarter	$0.15
Fourth Quarter	$0.10
2010
First Quarter	$0.15
Second Quarter	$0.15
Third Quarter	$0.15
Fourth Quarter	$0.15
Discussion regarding dividend restrictions may be found on page 34 of the Managements' Discussion and Analysis as well as in Note 12 of the Consolidated Financial Statements.

The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions. Total shareholder dividends paid in 2011 totaled $1,357,000.

Future dividends are dependent on future earnings, the Company's financial condition and other factors evaluated periodically by management and the Board of Directors. The Company is an insurance holding company and depends upon the dividends from the insurance subsidiaries to pay operating expenses and to provide liquidity for the payment of shareholder dividends. The payment of shareholder dividends is subject to the profitability of the insurance subsidiaries and the ability of the insurance subsidiaries to pay dividends to the holding company. Dividends from the insurance subsidiaries are subject to approval of the regulator in the state of domicile, the Alabama Department of Insurance.

Item 6. Selected Financial Data

Under smaller reporting company rules we are not required to disclose information required under Item 6. However, in order to provide information to our investors, we have elected to provide certain selected financial data.

Five-Year Financial Information:
(Dollars in thousands, except per share)

Operating Results:	2011	2010	2009	2008	2007
Net premiums earned	$56,243	$61,263	$59,594	$56,264	$62,250
Net investment income	4,261	5,089	5,289	4,368	4,749
Net realized investment (losses) gains	669	1,879	357	(1,049)	1,493
Other income	919	1,161	764	1,107	1,071
Total revenues	$62,092	$69,392	$66,004	$60,690	$69,563
Net (loss) income	$(4,956)	$3,265	$4,224	$(5,204)	$6,040
Net (loss) income per share	$(2.01)	$1.32	$1.71	$(2.11)	$2.45

Other Selected Financial Data:	2011	2010	2009	2008	2007
Total shareholders' equity	$38,015	$43,710	$41,168	$34,648	$48,447
Book value per share	$15.41	$17.72	$16.69	$14.04	$19.64
Dividends per share	$0.550	$0.600	$0.600	$0.900	$0.900
Net change in unrealized
capital gains (net of tax)	$1,258	$847	$3,520	$(6,147)	$(664)
Total assets	$132,454	$136,867	$131,396	$124,890	$135,585

Quarterly Information:	Premiums	Investment & Other Income	Realized Investment Gains (Losses)	Claims and Benefit Payments	Net Income (Loss)	Net Income (Loss) Per Share
2011
First Quarter	$14,870	$1,397	$770	$9,322	$995	$0.40
Second Quarter	13,321	1,513	261	15,682	(4,945)	(2.00)
Third Quarter	14,340	982	(203)	10,045	(650)	(0.26)
Fourth Quarter	13,712	1,288	(159)	8,976	(356)	(0.15)
	$56,243	$5,180	$669	$44,025	$(4,956)	$(2.01)
2010
First Quarter	$15,038	$1,625	$669	$8,473	$1,894	$0.77
Second Quarter	15,903	1,451	689	11,061	814	0.33
Third Quarter	15,248	1,434	75	10,096	223	0.09
Fourth Quarter	15,074	1,740	446	9,401	334	0.13
	$61,263	$6,250	$1,879	$39,031	$3,265	$1.32

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSG) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the two year period ended December 31, 2011.

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

This discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included in this Form 10-K. Please refer to our note regarding forward-looking statements on pages 1-2 of this report.

Summary of Consolidated Results of Operations

Condensed revenue and income information follows:

	Year ended December 31,
	2011	2010
Premium Earned	$56,243,000	$61,263,000
Investment Income	4,261,000	5,089,000
Realized Investment Gains	669,000	1,879,000
Other Income	919,000	1,161,000
Total Revenues	$62,092,000	$69,392,000
Net (Loss) Income	$(4,956,000)	$3,265,000

Net (Loss) Income Per Share	$(2.01)	$1.32
For the year ended December 31, 2011, total revenues were $62,092,000 compared to $69,392,000 for the same period last year; a decrease of 10.5%. A decrease in earned premium in the P&C segment along with a decline in net realized investment gains were the primary contributing factors to the decrease in total revenue for 2011 over 2010.

The Company ended the year 2011 with a net loss totaling $4,956,000 compared to net income of $3,265,000 in 2010. The Company ended 2011 with a net loss per share of $2.01 compared to net income per share of $1.32 in 2010. A 12.8% increase in policyholder benefits was the primary factor contributing to the net loss in the current year. For the year 2011, policyholder benefits were 78.3% of earned premium compared to 63.7% in 2010, an increase of 14.6 percentage points. Losses and loss adjustment expenses incurred in the P&C segment from increased storm activity during 2011 combined with losses and adjustment expenses from an automobile program were the primary reasons for the increase compared to the same period last year.

Results of Operations for Years Ended December 31, 2011 and 2010
The Company ended 2011 with premiums earned totaling $56,243,000 compared to $61,263,000 for the same period last year. Premium revenue is generated from our two operating segments: P&C segment and Life segment. The P&C segment accounts for approximately 88% of total premium revenue while our Life segment contributes the remaining 12%. The P&C segment operates in personal lines insurance products primarily generating premium revenue from dwelling fire, allied lines and homeowners policies. Our Life segment produces premium revenue primarily from whole life, accident and critical illness insurance policies.

Net investment income totaled $4,261,000 in 2011 compared to $5,089,000 in 2010; a decrease 16.3%. The primary reason for the decline in investment income was the decrease in invested assets in 2011 compared to the same period last year. The Company ended 2011 with invested assets of $101,972,000 compared to $109,682,000 in 2010; a 7% or $7,710,000 decrease. The decline was primarily related to selling of securities from our investment portfolio in 2011 to raise cash for claim payments from increased tornado and windstorm activity in the spring of 2011. In addition to the decline in invested assets, the subsidiaries continue to reinvest matured investments at interest rates substantially below the average book yield of the total portfolio. This trend will continue as long as the current record low interest rate environment persists and will continue to put downward pressure on investment income.

Net realized investment gains totaled $669,000 in 2011 compared to $1,879,000 in 2010; a decrease of 64.4%. Negatively impacting realized investment gains was $398,000 in other-than-temporary impairments recognized in the bond portfolio. However, these impairments were offset by realized gains stemming from recoveries of previously recognized other-than-temporary impairments totaling $384,000. The primary reason for the decline in net realized investment income in 2011 compared to 2010 was management's decision to sell fewer securities due to market conditions.

Other income was $919,000 for the period ended December 31, 2011 compared to $1,161,000 for the same period last year; a $242,000 decrease. Other income consists primarily of billing, payment and policy fees related to the issuance of our property and automobile insurance policies in the P&C segment as well as other, primarily non-recurring, miscellaneous income. The primary reason for the decrease was a decline in fee income related to a reduction in policy issuance in the automobile program in the P&C segment during 2011 compared to 2010.

Policyholder benefits paid (claims) increased 12.8%, ending 2011 at $44,025,000 compared to $39,031,000 for the same period last year. Claims as a percentage of net premiums earned totaled 78.3% for 2011 compared to 63.7% in 2010. The primary reason for the $4,994,000 increase was higher claims activity in the P&C segment associated with an increase in storm activity during 2011 coupled with increased claims in the automobile line of business.

The gross losses and loss adjustment expenses (LAE) incurred in the P&C segment from claims associated with storm systems classified as "catastrophic" (referred to as cat events hereafter), totaled $14,040,000 in 2011 compared to $1,709,000 in 2010. The current year claims were incurred from seventeen separate cat events and accounted for 31.9% of total claims during the year compared to 4.4% of claims from ten cat events during the prior year.

Prior to April 2011, the single worst tornadic outbreak affecting the P&C segment occurred in April 2009 and produced $1,526,000 in incurred losses and incurred LAE for that month. In comparison, the tornado and windstorms during the month of April 2011 produced incurred losses and incurred LAE totaling $12,260,000 which was over eight times worse than the April 2009 storms.

A cat event on April 25th-27th, 2011 (catastrophe 46) was the primary source of the overall losses and LAE incurred during April 2011. The incurred losses and LAE from this single cat event totaled $10,432,000 or 85% of the total claims reported during the month of April in the current year. The P&C segment maintains catastrophe reinsurance to reduce risk associated with losses from cat events. The reinsurance is structured with a $3,500,000 deductible with 5% coinsurance retained on the first two layers of coverage. Any claim activity exceeding the first two layers is 100% reinsured up to $72,500,000 in ultimate incurred losses and LAE. Because the P&C segment incurred losses and LAE from catastrophe 46 that exceeded the reinsurance deductible, the P&C segment recovered $6,204,000 from reinsurers. The P&C segment retained $4,228,000 of the incurred losses and incurred LAE from catastrophe 46.

In addition to the incurred losses and LAE from cat events, we also incurred significant losses and adjustment expenses from our automobile program. The automobile program added an additional $4,226,000 to claims during 2011 and $5,327,000 during 2010. This program had loss ratios of 141.2% and 118.8%, respectively for the year ended December 31, 2011 and 2010. When coupled with commission and general expenses, the pre-tax underwriting losses were in excess of $2,000,000 for both years. The Company discontinued the automobile program in the fourth quarter of 2011. The discontinuance of the automobile program is expected to positively impact overall underwriting results provided we do not experience any further adverse development on reported claims, many of which are liability coverage claims which tend to take longer to settle.

Amortization of deferred policy acquisition costs (DAC) and commissions totaled $12,168,000 compared to $11,815,000 for the same period last year; an increase of $353,000. DAC and commission expenses were 21.6% of premium revenue (before cat reinstatement premium) in 2011 compared to 19.3% for the same period last year. The primary reason for the increase was a higher contingent commission accrual in the current year compared to the prior year.

General and administrative expenses decreased $212,000 in 2011 compared to the same period last year. General expenses were down primarily due to various cost saving measures implemented during the year coupled with an overall decline in revenue. With the discontinuation of the automobile program in late 2011, further reductions in general expenses in the insurance subsidiaries are expected in 2012.

Taxes, licenses and fees were $1,885,000 in 2011, down 9.4% compared to $2,081,000 for the same period last year. The primary reason for the decrease was the reduction in expenses paid in 2011 related to insurance examination fees compared to the prior year.

Interest expense for the year ended December 31, 2011 was virtually unchanged from the prior year at $1,153,000 compared to $1,156,000 in 2010.

The Company had an income tax benefit totaling $2,643,000 in 2011 compared to income tax expense of $1,372,000 in 2010. Income tax benefit as a percent of net loss before taxes was 34.8% in 2011. The primary reason for the tax benefit in the current year was the operating losses incurred in the P&C segment, coupled with litigation cost in the holding company. The Company ended 2010 with an effective tax rate of 29.6%.

The Company ended 2011 with a net loss of $4,956,000 compared to net income of $3,265,000 for the same period last year. The claims incurred from cat events and adverse underwriting results in the automobile program were the primary contributing factor to the net loss in 2011 compared to net income in 2010. As mentioned previously, policyholder claims increased $4,994,000 compared to the same period last year. In addition, net premiums earned decreased $5,020,000 while net investment income declined $828,000 compared to 2010.

Stockholder Equity and Book Value per Share

Stockholders equity for the year ended December 31, 2011 was $38,015,000 compared to $43,710,000 at December 31, 2010; a decrease of $5,695,000 or 13%. The change in stockholders equity is composed of dividends paid to shareholders of $1,357,000 and a net loss of $4,956,000 as well as accumulated other comprehensive income, primarily increases in accumulated unrealized capital gains, totaling $1,258,000 and unrealized losses on interest rate swap totaling $640,000. Year-end book value per share, defined as stockholders equity divided by common shares outstanding of 2,466,600, was $15.41 at December 31, 2011 compared to $17.72 at December 31, 2010.

Industry Segment Data

Premium revenues for The National Security Group's two operating segments (Life segment, Property and Casualty segment) is summarized as follows (amounts in thousands):

Premium revenues:
	2011	%	2010	%
Life, accident and health insurance	$6,870	12.2%	$7,027	11.5%
Property and casualty insurance	49,373	87.8%	54,236	88.5%
	$56,243	100.0%	$61,263	100.0%
The property and casualty segment composed 87.8% of total premium revenue in 2011 compared to 88.5% in 2010. The P&C segment is primarily composed of dwelling fire, allied lines and homeowners lines of business. The life segment composed 12.2% of premium revenue in 2011 compared to 11.5% in 2010 with revenue produced primarily from life, accident and supplemental health insurance products.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses) associated with the insurance holding company.

Life and Accident and Health Insurance Operations:
Our life segment is the smaller of our insurance segments contributing 12.2% of total insurance premium revenue in 2011 and 11.5% in 2010. Premium revenues and operating income for the life segment for the year ended December 31, 2011 and 2010 are summarized below (amounts in thousands):

	2011	2010
REVENUE
Net premiums earned	$6,870	$7,027
Net investment income	1,939	2,116
Net realized investment gains	43	420
Other income	3	3
	8,855	9,566
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	5,189	5,286
Amortization of deferred policy acquisition costs	774	590
Commissions	533	552
General and administrative expenses	2,081	2,166
Insurance taxes, licenses and fees	316	387
Interest expense	60	65
	8,953	9,046

INCOME BEFORE INCOME TAXES	$(98)	$520
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010:

NSIC premium accounted for 12.2% of total consolidated premium revenue for 2011.  As mentioned above, NSIC operates using two primary methods of distribution: home service employee agents and independent agents.  While the Company has used the traditional home service distribution method since its founding in 1947, the independent agent distribution method has become the largest source of renewal business and new business production over the past decade. For 2011, the home service and independent agent distribution methods accounted for 32.3% and 63.8%, respectively of NSIC premium revenue.

NSIC ended 2011 with premium revenue of $6,870,000 compared to $7,027,000 for the same period last year; a decrease of 2.2%.  The $157,000 decrease in premium revenue was primarily due to the 4.6% decline in ordinary business related to the independent agent distribution method. The home service distribution method also contributed to the overall decline in premium revenue ending 2011 down 2.4% compared to the same period last year.

Net investment income was $1,939,000 for the year ended December 31, 2011 compared to $2,116,000 for the same period last year. Investment income in NSIC is generated from securities held in our investment portfolio as well as mortgage and policy loan interest. The $177,000 or 8.4% decrease was primarily attributable to a decline in average portfolio yield due to historically low interest rates.

NSIC ended 2011 with net realized investment gains totaling $43,000 compared to $420,000 in 2010. Although NSIC recognized $398,000 in other-than-temporary impairment losses on two securities in the current year, we also had recoveries from previously recognized other-than-temporary impairments totaling $384,000. NSIC did not recognize any other-than-temporary impairment losses during 2010. The primary reason for the decline in net realized investment income in 2011 compared to 2010 was management's decision to sell fewer securities. This decision was based on an evaluation of current market conditions.

Policyholder claims decreased $97,000 ending 2011 at $5,189,000 compared to $5,286,000 for the same period last year. The primary reason for the decrease was a decline in claims incurred related to ordinary death and maturity benefits.

Deferred policy acquisition costs and commission expenses increased $165,000 for the year ended December 31, 2011 at $1,307,000 compared to $1,142,000 for the same period last year. An adjustment in the estimate of expenses capitalized as a component of DAC was the primary reason for the increase in the current year compared to the prior year.

General and administrative expenses decreased $85,000 in 2011 compared to 2010. The primary reason for the decline was a decrease in professional and consulting fees in the current year compared to the same period last year.

For the year ended December 31, 2011 and 2010, insurance taxes, licenses and fees were $316,000 and $387,000, respectively. The primary reason for the $71,000 decrease was a decline in fees associated with the Alabama Insurance Department Examination which concluded during the first half of 2011.

Interest expense, which is primarily related to life insurance deposit accounts, was down slightly at $60,000 in 2011 compared to $65,000 in 2010.

The life segment ended 2011 with a year to date net loss of $502,000 compared to a net loss of $128,000 for the same period last year. The $157,000 decline in premium revenue coupled with the $554,000 decrease in investment income and capital gains were the primary reasons for the higher net loss in 2011 compared to 2010.

Property & Casualty Operations:
Property and casualty operations constitute our largest segment composing 87.8% and 88.5% of our total premium revenue in 2011 and 2010, respectively. Premium revenues and operating income for the P&C segment for the year ended December 31, 2011 and 2010 are summarized below:

	2011	2010
REVENUE
Net premiums earned	$49,373	$54,236
Net investment income	2,246	2,900
Net realized investment gains	666	1,352
Other income	916	1,158
	53,201	59,646
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	38,836	33,745
Amortization of deferred policy acquisition costs	3,246	3,354
Commissions	7,615	7,319
General and administrative expenses	6,322	6,203
Insurance taxes, licenses and fees	1,569	1,694
Interest expense	2	—
	57,590	52,315

INCOME BEFORE INCOME TAXES	$(4,389)	$7,331
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010:

Property and casualty segment premium revenue for 2011 was $49,373,000 compared to $54,236,000 for the same period last year; a decrease of 9.0%. The primary reasons for the decrease in premium revenue in 2011 compared to 2010 were the discontinuance of the automobile program in addition to declines in new business writing in our property programs. Furthermore, the P&C segment incurred $1,621,000 in catastrophe reinstatement premium ceded during 2011, accounting for three percentage points of the 9% decrease compared to 2010.

Production of premium revenue in the P&C segment is primarily driven by our dwelling fire, allied lines and homeowner lines of business. The following table provides premiums earned by line of business:

Line of Business	Premium Earned 2011	% of NPE 2011	Premium Earned 2010	% of NPE 2010	2011 Increase (Decrease) over 2010
Dwelling Fire/Allied Lines	$27,507,000	55.7%	$27,233,000	50.2%	1.0%
Homeowners	24,910,000	50.5%	26,715,000	49.3%	(6.8)%
Ocean Marine	1,205,000	2.4%	1,270,000	2.3%	(5.1)%
Private Passenger Automobile	2,993,000	6.1%	4,532,000	8.4%	(34.0)%
Commercial Automobile	363,000	0.7%	501,000	0.9%	(27.5)%
Reinsurance Ceded	(5,984,000)	(12.1)%	(6,015,000)	(11.1)%	(0.5)%
Reinstatement Premium	(1,621,000)	(3.3)%	—	—%	—%
Net Premium Earned	$49,373,000	100.0%	$54,236,000	100.0%	(9.0)%
In our fire, allied lines and homeowner lines of business, we have slowed our rate of growth through a combination of rate increases, stricter underwriting standards and fewer appointments of new agents. We have also limited production of new business in areas in which we have larger concentrations of risk in order to better manage the severity of catastrophe events. These measures have been undertaken in an effort to improve underwriting profitability, particularly in our homeowners line of business. The implementation of the above mentioned changes was the primary reason for the 6.8% decrease in homeowners premium revenue in 2011 compared to 2010.

Due to continued underwriting losses in our private passenger automobile line of business, the program was terminated during the fourth quarter of 2011. The combination of previously implemented rate increases, which slowed the rate of new business growth, and ultimate termination of the program lead to the 34.0% decrease in premium revenue in this line of business for 2011 compared to the same period last year. The commercial automobile program was also evaluated, and based on poor underwriting results in the current period and previous years, this program was also terminated during 2011. Net premium earned from this program was down $138,000 or 27.5% compared to the same period last year.

The catastrophe event in late April 2011, which exceeded our single event retention, triggered additional ceded premium payments (reinstatement premium) in order to reinstate coverage under our catastrophe reinsurance agreement. As mentioned above, this catastrophe reinstatement premium was $1,621,000 and decreased the P&C segment net premium earned three percentage points in 2011. We maintain a catastrophe reinsurance agreement in the P&C segment to cover losses related to a cat event exceeding our deductible of $3,500,000 (details regarding the structure of this agreement can be found in Note 1 to the Consolidated Financial Statements).

Net investment income totaled $2,246,000 in 2011 compared to $2,900,000 in 2010; a decrease of $654,000. The decrease in investment income in the P&C segment was primarily attributable to an $8,769,000 decline in invested assets in 2011 compared to 2010. The decrease in invested assets was driven by selling of securities during the first half of 2011 in order to increase liquidity for the payment of storm claims incurred during the spring storm season of 2011.

The P&C segment ended 2011 with realized capital gains totaling $666,000 compared to $1,352,000 for the same period last year. The primary reason for the decline in realized capital gains was a reduction in selling activity in the current year compared to the same period last year. The P&C segment was not impacted by the write-down of other-than-temporary impairments in 2011 or 2010.

Other income was $916,000 in 2011 compared to $1,158,000 for the same period last year; a $242,000 decrease. Other income consists primarily of fees related to the issuance of our property and automobile insurance policies as well as miscellaneous income. The primary reason for the $242,000 decrease was policy fee income related to the automobile program. The fees associated with the automobile business totaled $202,000 in 2011 compared to $340,000 in 2010; a decrease of $138,000. The decrease in policy fees associated with the automobile line of business accounted for 57% of the total decrease in other income in 2011 compared to 2010.

Claims were $38,836,000 in 2011, up $5,091,000 from $33,745,000 for the same period last year. The primary reasons for the increase were losses from tornado, wind and hail related weather events as well as claims associated with our automobile line of business.

The gross losses and adjustment expenses incurred in the P&C segment from claims associated with cat events during 2011 totaled $14,040,000. These claims were incurred from seventeen separate cat events and accounted for 36.2% of P&C segment claims during the current year. In comparison, the P&C segment incurred gross losses and adjustment expenses from ten cat events during 2010 totaling $1,704,000 or 5.1% of P&C segment claims during the prior year.

The Property Claims Service (PCS) classifies storms and other weather related events that exceed $25 million in insured losses, on an industry-wide basis, as a "catastrophic event". The P&C segment was heavily affected by these catastrophic storm systems during 2011, primarily in the month of April. The storm activity in April 2011 was primarily tornado, wind and hail related, and was ranked the most active tornado month on record and caused widespread damage in the Southeast United States. According to statistics from the National Oceanic and Atmospheric Administration (NOAA), the April storms spawned 753 tornadoes and caused an estimated 364 fatalities (the previous record for tornadoes incurred in a one month period was set in April 1974 with 267 tornadoes). The most significant of the April storm systems swept across Mississippi, Alabama and Georgia from April 25th-27th, 2011. This storm system (classified as catastrophe 46 by PCS) was by far the largest during April and created $10,432,000 in incurred losses and LAE in the P&C segment in 2011. While this event was covered by our catastrophe reinsurance coverage, we incurred significant costs associated with deductibles and reinstatement premium. In our catastrophe reinsurance model results, which we utilize to establish reinsurance coverage limits, this tornado event exceeded a one in 250 year return period, which means that this event had a probability of occurrence in the models of less than four tenths of one percentage point in any given year.

As mentioned previously, the P&C segment incurred losses from all April 2011 cat events totaling $12,260,000 from 2,237 claims. The losses and LAE incurred from the cat events in April 2011 were over eight times higher than claims related to cat events during any prior one month period ever experienced by the P&C companies. The losses from the cat event from April 25th-27th, 2011 (catastrophe 46), which contributed $10,432,000 or 85.1% of the April 2011 incurred losses and LAE, exceeded our $3,500,000 deductible for reinsurance; therefore, we recovered just under $6,204,000 from reinsurers. On a net of reinsurance basis, the claims retained by the P&C segment from catastrophe 46 totaled $4,228,000.

We routinely evaluate our claims frequency and severity statistics in order to better understand the nature of our risks and aid in the loss reserve liability evaluation process. Claims frequency is a measure of the number of claims incurred during a measurement period regardless of amount. Claims severity is a measure of the average dollar amount of claims during a measurement period. The P&C companies incurred 2,874 claims from seventeen cat events in 2011 compared to 485 claims from ten cat events in 2010. The average severity per claim related to the seventeen non-hurricane cat events affecting the P&C companies during 2011 was $4,900 compared to $3,500 per claim from the ten non-hurricane cat events in 2010. The magnitude of the 2011 cat events lead to the 40% increase in severity per claim compared to 2010. The average severity per claim related to the tornado outbreak on April 25th-27th, 2011, catastrophe 46, was $6,300 and contributed significantly to skewing 2011's average severity upward.

The personal lines automobile program ended 2011 with incurred losses and incurred loss adjustment expenses of $4,226,000 compared to $5,327,000 for the same period last year; a decrease of $1,101,000. Although incurred losses were down in 2011 compared to 2010, net premium earned was also down 34.0%. The loss ratio for the automobile program was 141.2% for the year ended December 31, 2011 compared to 118.8% for the same period last year and was the primary reason for incurred underwriting losses in excess of $2,000,000 in each year. Because of the year over year underwriting losses and significant claim activity associated with this program, the decision was made to terminate the program during the fourth quarter of 2011. The automobile policies are six month coverage periods; therefore, we expect the business to run off quickly. The discontinuance of the automobile program, while contributing to a further decline in premium revenue, is expected to positively impact overall underwriting results provided we do not experience any further adverse development on reported claims, many of which are liability coverage claims which tend to take longer to settle.

The P&C segment continued to be involved in litigation pertaining to claims from Hurricane Katrina which impacted our coverage areas in Louisiana and Mississippi in August 2005. The cumulative claims associated with Hurricane Katrina exceeded the $37,500,000 million upper limit of the reinsurance agreement in effect during 2005. As of December 31, 2011, cumulative claims incurred related to Hurricane Katrina exceeded the reinsurance upper limit by $1,550,000. Although the reinsurance for this catastrophe has been exhausted and the ultimate outcome of the remaining open claims is unknown, the company maintains adequate reserves for the remaining 13 open claims based on information available at the present time.

Deferred policy acquisition costs totaled $3,246,000 in 2011 compared to $3,354,000 in 2010. The deferred policy acquisition costs were 6.6% of premium revenue for 2011; up 0.4 percentage points compared to 6.2% of premium revenue for the same period last year. Deferred policy acquisition costs consist of amortization of previously capitalized distribution costs which are primarily commissions.

Commission expense for 2011 was $7,615,000 (15.4% of premium revenue) compared to $7,319,000 (13.5% of premium revenue) for the same period last year. The primary reason for the $296,000 or 4.0% increase in commission expense during 2011 compared to 2010 was an increase in contingent commissions.

General and administrative expenses totaled $6,322,000, or 12.8% of premium revenue in 2011 compared to $6,203,000, or 11.4% of premium revenue, in 2010. The primary reason for the $119,000 increase in general and administrative expenses was an increase in professional and consulting related fees in the current year compared to the same period last year.

Insurance taxes, licenses and fees were $1,569,000 in 2011 compared to $1,694,000 for the same period last year. Insurance taxes, licenses and fees were 3.2% of premium revenue in 2011; virtually unchanged compared to 3.1% in 2010.

The P&C segment ended 2011 with a net loss of $2,125,000 compared to net income of $5,508,000 for the same period last year. The primary reason for the net loss in the current year was the $5,091,000 increase in claims which resulted from the seventeen cat events in 2011 combined with the automobile incurred losses. In addition, net premium revenue was down $4,863,000 in 2011 compared to 2010. The combination of declining revenue and increased claims led to the negative results in the current year compared to the prior year.

Property & Casualty Combined Ratio:
A measure used to analyze a property/casualty insurer's underwriting performance is the combined ratio. It is the sum of two ratios:

a.	The loss and loss expense ratio, which measures losses and loss adjustment expenses incurred as a percentage of premium revenue.

b.
The underwriting expense ratio, which measures underwriting expenses incurred (e.g., agents' commissions, premium taxes, and other administrative underwriting expenses) as a percentage of premium revenue.

The results of these ratios for the past two years were:

	2011	2010
Loss and LAE Ratio	79%	62%
Underwriting Expense Ratio	38%	34%
Combined Ratio	117%	96%
Maintaining a combined ratio below 100%, which indicates that the company is making an underwriting profit, depends upon many factors including hurricane activity in the Gulf of Mexico and the southern Atlantic coast, strict underwriting of risks, and adequate and timely premium rates. A major hurricane hitting the coast of Alabama, Georgia, South Carolina, Mississippi, Louisiana, or Texas could cause the combined ratio to fluctuate materially from prior years. The property and casualty subsidiaries maintain catastrophe reinsurance to minimize the effect of a major catastrophe; however, prohibitive catastrophe reinsurance costs associated with maintaining lower deductibles prevent us from further mitigating hurricane risks.

During 2011, the P&C segment experienced an increase of 21 percentage points in the combined ratio compared to 2010. The primary reason for the increase was a $5,091,000 increase in incurred losses primarily from tornado, wind and hail related claims as well as incurred losses from the automobile program. The cat events and automobile losses increased the current year combined ratio by 23.5 and 8.9 percentage points, respectively, compared to 2.7 and 9.4 percentage points, respectively in 2010. While cat events are unpredictable and beyond the control of management, measures have been taken to improve underwriting results in the P&C segment. The discontinuance of the private passenger and commercial automobile programs is expected to improve overall P&C segment underwriting results pending no further adverse development related to currently reported claims. Management also continues to evaluate rate adequacy, exposure concentrations and risk management strategies in order to improve underwriting profitability and reduce earnings volatility.

Non-insurance Operations:

	2011	2010
REVENUE
Net premiums earned	$—	$—
Net investment income	76	73
Net realized investment gains	(40)	107
Other income	—	—
	36	180

BENEFITS AND EXPENSES
Policyholder benefits paid or provided	—	—
Amortization of deferred policy acquisition costs	—	—
Commissions	—	—
General and administrative expenses	2,057	2,303
Insurance taxes, licenses and fees	—	—
Interest expense	1,091	1,091
	3,148	3,394

LOSS BEFORE INCOME TAXES	$(3,112)	$(3,214)
The non-insurance operations of the Company consist of our parent company, The National Security Group, Inc. The National Security Group has no material sources of revenue and relies almost entirely on dividends from subsidiaries to pay expenses. Dividends from subsidiaries are subject to insurance department approval and are subject to statutory restrictions. Subsidiary dividends are eliminated upon consolidation of the subsidiaries in the audited financial statements included herein. General and administrative expenses totaled $2,057,000 compared to $2,303,000 for the same period last year; a 10.7% decrease. The expenses of NSG are primarily associated with the public listing of our stock, taxes and fees, and directors' fees. The single most significant recurring expense of NSG is interest expense associated with $12,372,000 in debt. This debt is composed of two trust preferred securities offerings, the first being $9,279,000 issued in the December 2005 and the second being $3,093,000 issued in June 2007. The primary use for these proceeds was to add capital to the property and casualty subsidiaries following the hurricanes of 2004 and 2005. Total interest expense for the Group associated with these borrowings in both 2011 and 2010 was $1,091,000. The primary reason for the decline in general expenses in 2011 compared to 2010 was the change in director deferred compensation which reduced general expenses $346,000 in the current year compared to $162,000 in the prior year. Defense cost related to matters disclosed in Note 15 of the Consolidated Financial Statements, was the most significant factor impacting general expenses in both 2011 and 2010. Defense costs incurred in NSG for the year ended December 31, 2011 and 2010 totaled $1,626,000 (79% of total 2011 general expenses) and $1,542,000 (67% of total 2010 general expenses), respectively.

Investments:

The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. The types of assets in which the Company can invest are influenced by various state insurance laws which prescribe qualified investment assets. While working within the parameters of these prescribed regulatory requirements as well as liquidity and capital needs, the Company considers investment quality, investment return, asset/liability matching and composition of the investment portfolio when choosing investments.

At December 31, 2011, the company's holdings in debt securities amounted to 74.9% of total investments and 57.7% of total assets. The Company utilizes the ratings of various Nationally Recognized Statistical Rating Organizations when classifying fixed maturity investments by quality rating. The most significant shift in quality ratings occurring in 2011 was the downgrade of US Government debt by S&P from their highest rating of AAA to AA+. Moody's and Fitch continued to carry US Government debt at their highest rating throughout 2011. Due to the split ratings of the major rating agencies, US Government and agency debt is shown in the table below in the category of AAA/AA+.
The following is a breakdown of the Company's fixed maturity investments by quality rating:

S&P or Equivalent Ratings	% of Total Bond Portfolio 2011	% of Total Bond Portfolio 2010
AAA/AA+*	47.26%	55.71%
AA	6.27%	4.21%
AA-	15.16%	7.30%
A+	4.39%	3.49%
A	4.63%	7.02%
A-	6.61%	4.77%
BBB+	3.89%	3.62%
BBB	5.33%	4.21%
BBB-	2.81%	5.81%
Below Investment Grade	3.65%	3.86%
*Due to the downgrade of United States Government bonds, AAA and AA+ are presented consolidated for comparability. Most of the securities within this combined category are United States Government and Agency bonds, which are now rated AA+.

A summary of debt and equity securities available-for-sale with unrealized losses as of December 31, 2011 along with related fair value, aggregated by length of time that the investments have been in a continuous unrealized loss position follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$4,703	$166	$899	$101	$5,602	$267	15
Trust preferred securities	479	58	—	—	479	58	1
Mortgage backed securities	883	21	198	2	1,081	23	3
Private label mortgage backed securities	1,860	15	1,094	47	2,954	62	9
Obligations of state and political subdivisions	—	—	1,803	15	1,803	15	5
U.S. Treasury securities and obligations of U.S. government corporations and agencies	260	3	—	—	260	3	1
Equity securities	391	49	802	541	1,193	590	6
	$8,576	$312	$4,796	$706	$13,372	$1,018	40
Other-than-temporary impairments and credit quality
At December 31, 2011, 3.65% of total investments in the fixed income portfolio were classified as below investment grade. Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2011, the Company realized $398,000 in other-than-temporary impairments.  Most of the remaining unrealized losses in the fixed income portfolio, for which no impairment has been realized, are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized. In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were temporary impairments.
During 2011, recoveries on securities for a portion of which other-than-temporary impairments were realized totaled

$384,000.

The amortized cost and aggregate fair value of debt securities at December 31, 2011, by contractual maturity, are as follows (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$599	$614
Due after one year through five years	10,637	11,413
Due after five years through ten years	20,767	22,098
Due after ten years	37,977	38,949
Total	$69,980	$73,074
Held-to-maturity securities:
Due in one year or less	$300	$303
Due after one year through five years	516	549
Due after five years through ten years	634	675
Due after ten years	1,853	1,970
Total	$3,303	$3,497
The amortized cost and aggregate fair values of investments in securities at December 31, 2011 and December 31, 2010 are as follows (dollars in thousands):

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$19,907	$1,340	$267	$20,980
Trust preferred securities	537	—	58	479
Mortgage backed securities	7,587	307	23	7,871
Private label mortgage backed securities	9,716	199	62	9,853
Obligations of states and political subdivisions	18,355	1,142	15	19,482
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	13,878	534	3	14,409
Total fixed maturities	69,980	3,522	428	73,074
Equity securities	4,931	4,206	590	8,547
Total	$74,911	$7,728	$1,018	$81,621
Held-to-maturity securities:
Mortgage backed securities	$2,026	$125	$—	$2,151
Private label mortgage backed securities	55	1	—	56
Obligations of states and political subdivisions	996	50	—	1,046
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	226	18	—	244
Total	$3,303	$194	$—	$3,497

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$21,869	$1,663	$119	$23,413
Trust preferred securities	536	3	—	539
Mortgage backed securities	7,053	326	104	7,275
Private label mortgage backed securities	13,313	200	407	13,106
Obligations of states and political subdivisions	18,902	252	739	18,415
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	15,446	446	172	15,720
Total fixed maturities	77,119	2,890	1,541	78,468
Equity securities	5,478	4,014	445	9,047
Total	$82,597	$6,904	$1,986	$87,515
Held-to-maturity securities:
Mortgage backed securities	$2,669	$126	$1	$2,794
Private label mortgage backed securities	118	4	—	122
Obligations of states and political subdivisions	1,837	48	12	1,873
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	335	20	—	355
Total	$4,959	$198	$13	$5,144
Mortgage backed security investments
The insurance subsidiaries' fixed maturity securities include residential mortgage-backed securities (RMBS) of $19.3 million and $23.1 million at amortized value at December 31, 2011 and 2010 respectively. We own no commercial mortgage backed securities. We also have no material direct exposure in sub-prime mortgage loans in our private label RMBS portfolio.

The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than were expected at the time of purchase. Securities that are purchased at a premium to par value and prepay faster than expected will incur a reduction in yield or loss. Securities that are purchased at a discount to par value and prepay faster than expected will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between amortized cost and par value, the relative sensitivity of the underlying mortgages backing the assets to prepayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. In order to minimize risk associated with prepayments on collateralized mortgage obligations, the Company typically invests primarily in more predictable planned amortization class (PAC) structures of CMO's and typically avoids investment in CMO's priced at significant premiums above par value.

As for the composition of the RMBS portfolio, agency mortgage backed securities compose 49% and 42% of the RMBS portfolio at December 31, 2011 and 2010, respectively. The remainder of the RMBS portfolio is composed of private label mortgage backed securities. These securities consist primarily of conventional 15 and 30 year loans with an average borrower FICO score at origination of 740. We own no mortgage backed securities with direct exposure to subprime loans and less than 1% of the RMBS portfolio is composed of loans subject to rate resets. Three securities in the private label mortgage backed security portfolio are rated below investment grade and compose less than 2% of total invested assets.

Investment portfolio income
Investment returns with respect to the investment portfolio for the years ended December 31, 2011 and 2010 follows:

	Year Ended December 31,
	2011	2010
Net investment income	$4,261	$5,089
Average current yield on investments	4.1%	4.7%
Total return on investments	6.6%	7.6%
Net realized gains on investments (before taxes)	$669	$1,879
Change in accumulated net unrealized gains (before income taxes)	$1,792	$1,261
The decrease in current yield on investments is primarily due to the reinvestment of proceeds received from investment maturities at lower interest rates. Also impacting the decrease in net investment income was a reduction in float associated with the automobile program. Float in the insurance subsidiaries results from the investment of claim reserves and a portion of unearned premium reserves between the time insurance contract payments are received from the insured and claim obligations are settled.

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

The liquidity requirements for the Company are primarily met by funds generated from operations of the life insurance and property/casualty insurance subsidiaries. All operations and virtually all investments are maintained by the insurance subsidiaries. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash for both the life and property/casualty businesses, while applications of cash are applied by both businesses to the payment of policy benefits, the cost of acquiring new business (principally commissions), operating expenses, purchases of new investments, and in the case of life insurance, policy loans.

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of December 31, 2011, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$599	$300	$899	1.23%
Maturity in 1-5 years	10,637	516	11,153	15.22%
Maturity in 5-10 years	20,767	634	21,401	29.20%
Maturity after 10 years	37,977	1,853	39,830	54.35%
	$69,980	$3,303	$73,283	100.00%
It should be noted that the above table represents maturities based on stated maturity. Due to call and prepayment features inherent in some debt securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. Currently, for every 100 basis point change in interest rates the Company will incur a change in market price of the fixed income portfolio of approximately 4%.

The National Security Group's consolidated statement of cash flows indicates that cash flow used in operating activities was $6,752,000 in 2011 compared to net cash flows provided by operating activities of $2,793,000 in 2010. The primary reasons for the decline in operating cash flow was a reduction in net income related to declines in earned premium and increased losses in the auto program coupled with catastrophe losses and related reinstatement premium incurred during the second quarter. Also largely associated with the catastrophe losses and the decline in cash flow from operations were increases in reinsurance recoverable of $1,079,000 and a decline in accrued income taxes totaling $1,796,000.

Cash flow provided by investing activities was $9,888,000 in 2011 compared to cash used of $4,931,000 in the prior year. Normally, our investment process allows for cash received from premiums, selling investments, principal receipts and funds received from calls to be reinvested. However, due to the increased frequency of storm losses, primarily in the second quarter of 2011, more proceeds from investments were used to cover increased operating cash flow requirements. In 2010, a decline in underwriting profits decreased cash from operations resulting in a reduction in the cash available to invest.

Cash used by financing activities during 2011 was $1,315,000 compared to $976,000 in 2010. Cash flows from financing activities in 2011 were reduced by dividends paid of $1,357,000 compared to $1,480,000 during 2010. During 2011, net repayments of $15,000 on a short-term line of credit were made compared to cash provided of $500,000 during 2010.

The following table reflects the anticipated cash flows associated with our short- and long-term contractual obligations and commitments as of December 31, 2011 (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Notes payable[1]	$485	$485	$—	$—	$—
Debt obiligations[1]	$12,372	$—	$—	$—	$12,372
Interest on debt obligations[1]	$16,719	$1,036	$3,078	$2,010	$10,595
Property and casualty claim reserves[2]	$14,386	$8,774	$4,602	$719	$291
Future life insurance obligations[3]	$88,264	$4,414	$7,929	$7,343	$68,578

[1] Long-term debt, consisting of two separate issues of trust preferred securities, is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2011 for each issue. Interest on long-term debt is accrued and settled quarterly. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 8, Notes Payable and Long-term Debt, in the notes to Consolidated Financial Statements.

[2] The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated.

[3] Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies inforce at December 31, 2011. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of NSIC’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

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

In estimating the time interval for payment of property and casualty claim reserves, the Company utilized historical payment patterns. By the nature of the insurance contracts under which these liabilities exist, there can be no certainty that actual payments will fall in the periods indicated above. However, management believes that current liquidity and capital resources are sufficient to pay these obligations as they come due. Also, due to the relatively short-tail nature of the majority of the Company's property and casualty claim liabilities, management can conclude with a reasonable level of confidence that historical patterns indicate that approximately 70% of claim liabilities at the end of a given year are settled within the following two year period.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. The Company has relatively little exposure to lower grade fixed income investments which might be especially subject to liquidity problems due to thinly traded markets.

As disclosed in Note 15 to the Consolidated Financial Statements regarding contingencies, the Company is involved in litigation related to the sale of Mobile Attic, Inc. As is customarily discussed in the Management Discussion and Analysis, the Company's liquidity requirements are primarily met by funds provided from operations of the insurance subsidiaries. The Company maintains minimal liquidity in order to maximize liquidity within the insurance subsidiaries in order to support ongoing insurance operations. The Company has no separate source of revenue other than dividends and fees from the insurance subsidiaries. Also, dividends from the insurance subsidiaries are subject to regulatory restrictions and, therefore, are limited depending on capital levels and earnings of the subsidiaries. Our P&C segment, which composes the largest segment of our insurance operations, incurred substantial operating losses in 2011. These operating losses contributed to a decline of over 16% in capital levels in the segment. These reduced capital levels, while adequate to operate our existing business, have substantially reduced our ability to pay dividends upstream to the holding company in the near term. We have also paid over $1,600,000 in defense related cost associated with the Mobile Attic litigation over the past two years with ultimate defense cost expected to exceed $2,000,000 before trial, set for June of 2012. This litigation related defense cost has further reduced cash reserves in the holding company. In the event of a substantial adverse judgment related to the litigation against the Company, we could face limitations in our ability to fund shareholder dividends and service interest payments on outstanding debt.

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

The Company's business is concentrated primarily in the Southeastern United States. Accordingly, unusually severe storms or other disasters in the Southeastern United States might have a more significant effect on the Company than on a more geographically diversified insurance company. However, the Company's P&C subsidiaries maintain a catastrophe reinsurance program to limit the effect of such catastrophic events on the Company's financial condition. The Company's deductible under the terms of the reinsurance contract in place during 2011 totaled $3.5 million; however, the Company's P&C subsidiaries maintained cash and short-term investments in sufficient amounts to cover the deductible payment. In the event of a major storm impacting the P&C subsidiaries in 2012, similar to the spring storm occurrence in 2011, we could face further pressures and/or limitations in the subsidiaries ability to pay dividends to the Company which could force us to suspend dividend payments to shareholders and limit our ability to service interest payments on outstanding debt.

Except as discussed above and in Note 15 to the Consolidated Financial Statements, the Company is aware of no known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

As disclosed in Note 12 to the Consolidated Financial Statements, in 2012, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company is limited to $1,039,000 in the life insurance subsidiary and $2,546,000 in the property/casualty insurance subsidiary. The payment of any subsidiary dividend requires prior notice to the regulatory authorities who may disallow the dividend if, in their judgment, payment of the dividend would have an adverse effect on the surplus of the subsidiary.

The Company maintains an operating line of credit to allow flexibility with respect to cash management at the holding company level. The outstanding balance at December 31, 2011 was $485,000.

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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group's life/health and property/casualty insurance subsidiaries are all in excess of 3.8 to 1 at December 31, 2011.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $11.5 million and $11.0 million at December 31, 2011 and 2010, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 14.6 and 12.4 at December 31, 2011 and 2010, respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $25.5 million and $30.5 million at December 31, 2011 and 2010, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 3.8 and 5.1 at December 31, 2011 and 2010, respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $7.4 million and $9.0 million at December 31, 2011 and 2010, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 11.3 and 12.8 at December 31, 2011 and 2010, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

Application of Critical Accounting Policies

Our consolidated financial statements are based upon the development and application of accounting policies that require management to make significant estimates and assumptions. Accounting policies may be based on (including but not limited to) GAAP authoritative literature, statutory authoritative literature, regulations and industry standards. The Company's financial results would be directly impacted by changes in assumptions and judgments used to select and apply our accounting policies. It is management's opinion that the following are some of the more critical judgment areas in regards to the application of our accounting policies and their effect on our financial condition and results of operations.

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

NSFC and Omega generally reinsure with third parties any liability in excess of $225,000 on any single policy. During 2011, the property and casualty segment maintained a catastrophe contract which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $3.5 million retention stated in the contract, reinsurers would reimburse the company 95% (5% co-pay) of gross losses and loss adjustment expenses paid up to $17.5 million (layer one and layer two of the contract). If losses exceeded $ 17.5 million, the contract allowed for 100% reimbursement of losses and loss adjustment expenses up to $72.5 million. Any losses above the $72.5 million upper limit were the responsibility of our company. The contract in place during 2011 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed. The contract provided protection which exceeded a 100 year “near term” event as depicted in catastrophe modeling results. The “near term” catastrophe modeling results reflect a predicted increase in storm activity given the current weather pattern and various factors projected to impact our weather patterns in the near term.

At December 31, 2011, the estimated reinsurance recoverable recorded was $2,778,000 compared to $1,699,000 for the same period last year. The Company does not anticipate any issues with collection of the recorded amount. In 2011, catastrophe reinsurance premiums totaled $5,629,000 ceded compared to $5,876,000 in 2010. Catastrophe reinsurance premiums are based on a premium calculation applying the agreed upon rate to the earned premium of the covered lines of business. The decrease in ceded premium in 2011 is attributable to a 2.6% decline in the premium base and a 1.67% decline in the rate applied.

The reinsurance related amounts recorded have been estimated based upon management's interpretation of the related reinsurance treaty. Areas in which judgment has been used regarding said estimates include: assessing the financial viability and credit quality of each reinsurer as well as the ability of each reinsurer to pay amounts owed.

There is a possibility that the actual amounts recovered from reinsurers could be materially less than the estimates recorded. This possibility could result in a material adverse impact on our financial condition and results of operations. Reinsurers may dispute claims under reinsurance treaties, such as the calculated amount of reinsurance recoverable. Management does not anticipate any issues with recoverability of reinsurance balances based on current evaluations of collectability. For more information regarding reinsurance, see the Notes to our Consolidated Financial Statements.

Deferred Policy Acquisition Costs
Deferred policy acquisition costs (DAC) are those costs incurred in connection with acquiring new business or renewing existing business. DAC is primarily comprised of commissions, premium taxes, and underwriting costs associated with issuing new policies. In accordance with generally accepted accounting principles, these costs are not expensed in their entirety at policy inception; rather, they are recorded as an asset and amortized over the lives of the policies.
A reduction in DAC is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and projected investment income. Management reviews DAC calculations throughout the year to establish and assess their recoverability. Changes in management's assumptions, estimates or judgment with respect to calculating DAC could materially impact our financial statements and financial condition. Changes in loss ratios, projected investment income, premium rates or overall expense levels could negatively impact the recoverability of DAC.

At December 31, 2011 and 2010, the Company recorded $9,558,000 and $10,189,000, respectively, as an asset for DAC in the financial statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, see Note 1 to our financial statements.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of the Company's assets and liabilities and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or are settled. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period the new rate is enacted.

At December 31, 2011, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, see Note 7 to our financial statements.

The Company evaluates all tax positions taken on its U.S. federal income tax return. No material uncertainties exist for any tax positions taken by the Company.

Fair Values of Financial Instruments
Investments are recorded at fair value based upon quoted prices when available. Quoted prices are available for most investment debt and equity securities included in the financial statements. Further discussion of fair value methodology is discussed in Note 5 to the Consolidated Financial Statements. Periodically, the carrying values of an individual investment may become temporarily impaired because of time value, volatility, credit quality and existing market conditions. Management evaluates investments to determine whether the impairment is other-than-temporary. Evaluation criteria include credit quality of security, severity of decrease between cost and market value, length of time of the impairment and likelihood that the impairment will reverse in the near future. This evaluation requires significant assumptions, estimates and judgments by management. If the impairment is determined to be other-than-temporary, the investment is written down to the current fair value and a realized loss is recorded on the income statement. We have very limited exposure to less liquid and difficult to value investments such as collateralized debt obligations.

Claim Liabilities
Property and casualty loss reserves are maintained to cover the estimated unpaid liability for losses and loss adjustment expenses with respect to reported and unreported incurred claims. Loss reserves are an estimation based on actuarial projection techniques common in the insurance industry. Reserves are management's expectations of what the settlement and administration of claims will cost. Management estimated reserves are based on historical settlement patterns, estimated salvage and subrogation, and an appraisal of the related facts and circumstances. Management's reserve estimates are reviewed by consulting actuaries to determine their adequacy and reasonableness. The reserve analysis performed by management is reviewed by the actuaries during the third quarter each year with a final comprehensive review and actuarial sign off performed at year-end.

At December 31, 2011 and 2010, the recorded liability for loss and loss adjustment expense was $14,386,000 and $13,184,000, respectively, a $1,202,000 increase. Claim activity from catastrophe related losses combined with increased automobile claims were the primary factors contributing to the increase. We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 9 to our Consolidated Financial Statements.

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

Contingencies

Liabilities for loss contingencies arising from, but not limited to, litigation, claims, assessments, fines and penalties are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Additional details with respect to contingencies are disclosed in Note 15 to the accompanying Consolidated Financial Statements.

Recently Issued Accounting Standards:

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

Accounting Changes Not Yet Adopted:

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

The Company's primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements and tax position. Investment decisions are made by management and reviewed by the Board of Directors. Market risk represents the potential for loss due to adverse changes in fair value of securities. The three potential risks related to the Company's fixed maturity portfolio are interest rate risk, prepayment risk and default risk. The primary risk related to the Company's equity portfolio is equity price risk.

Since the Company's assets and liabilities are largely monetary in nature, the Company's financial position and earnings are subject to risks resulting from changes in interest rates at varying maturities, changes in spreads over U.S. Treasuries on new investment opportunities and changes in the yield curve and equity pricing risks.

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $8.5 million. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its December 31, 2011 value, the fair value of the Company's common stock would decrease by approximately $855,000.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 1 and 5 in the Consolidated Financial Statements present additional disclosures concerning fair values of Financial Assets and Financial Liabilities and are incorporated by reference herein.

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

As for shifts in investment allocations, the company has moderately increased allocations to corporate and tax free bonds. The improved yield spreads on corporate bonds has made this segment more attractive and the risk of investing in corporate bonds versus government bonds is more appropriately priced in our opinion. We have also increased our allocation to tax free securities to further enhance after-tax returns given our improved earnings performance over the last two years.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.
Elba, Alabama
We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), shareholders' equity and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and financial statement schedules presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 8, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Warren Averett, LLC

Birmingham, Alabama
March 26, 2012

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2011	2010
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2011 - $3,497; 2010 - $5,144)	$3,303	$4,959
Fixed maturities available-for-sale, at estimated fair value (cost: 2011 - $69,980; 2010 - $77,119)	73,074	78,468
Equity securities available-for-sale, at estimated fair value (cost: 2011 - $4,931; 2010 - $5,478)	8,547	9,047
Trading securities	80	705
Mortgage loans on real estate, at cost	390	935
Investment real estate, at book value	5,745	5,010
Policy loans	1,244	1,123
Company owned life insurance	5,660	5,520
Other invested assets	3,929	3,915
Total Investments	101,972	109,682
Cash	3,393	1,572
Accrued investment income	706	823
Policy receivables and agents' balances, net	8,805	9,531
Reinsurance recoverable	2,778	1,699
Deferred policy acquisition costs	9,558	10,189
Property and equipment, net	2,528	2,437
Accrued income tax recoverable	1,669	—
Other assets	1,045	934
Total Assets	$132,454	$136,867
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$14,386	$13,184
Accident and health benefit and loss reserves	2,122	1,881
Life and annuity benefit and loss reserves	29,605	28,897
Unearned premiums	25,232	26,433
Policy and contract claims	652	611
Other policyholder funds	1,408	1,351
Short-term notes payable	485	500
Long-term debt	12,372	12,372
Accrued income taxes	—	127
Deferred income tax liability	86	1,043
Other liabilities	8,091	6,758
Total Liabilities	94,439	93,157
Contingencies
Shareholders' Equity
Common stock	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	3,640	3,022
Retained earnings	26,957	33,270
Total Shareholders' Equity	38,015	43,710
Total Liabilities and Shareholders' Equity	$132,454	$136,867

See accompanying notes to consolidated financial statements which are an integral part of the financial statements.
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010
REVENUES
Net premiums earned	$56,243	$61,263
Net investment income	4,261	5,089
Net realized investment gains	669	1,879
Other income	919	1,161
Total Revenues	62,092	69,392
EXPENSES
Policyholder benefits paid	44,025	39,031
Amortization of deferred policy acquisition costs	4,020	3,944
Commissions	8,148	7,871
General and administrative expenses	10,460	10,672
Taxes, licenses and fees	1,885	2,081
Interest expense	1,153	1,156
Total Expenses	69,691	64,755
(Loss) Income Before Income Taxes	(7,599)	4,637

INCOME TAX (BENEFIT) EXPENSE
Current	(1,480)	666
Deferred	(1,163)	706
	(2,643)	1,372
Net (Loss) Income	$(4,956)	$3,265

(LOSS) EARNINGS PER COMMON SHARE	$(2.01)	$1.32
DIVIDENDS DECLARED PER SHARE	$0.55	$0.60

See accompanying notes to consolidated financial statements which are an integral part of the financial statements.
THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2009	$41,168		$31,485	$2,265	$2,467	$4,951
Comprehensive income:
Net income for 2010	3,265	3,265	3,265
Other comprehensive income (loss) (net of tax)
Unrealized gain on securities, net of reclassification adjustment of $1,240	834	834		834
Unrealized gains relating to OTTI for which a portion has been recognized in earnings	13	13		13
Unrealized loss on interest rate swap, net of tax	(90)	(90)		(90)
Total comprehensive income		$4,022
Cash dividends	(1,480)		(1,480)
Balance at December 31, 2010	43,710		33,270	3,022	2,467	4,951
Comprehensive loss:
Net loss for 2011	(4,956)	(4,956)	(4,956)
Other comprehensive income (loss) (net of tax)
Unrealized gain on securities, net of reclassification adjustment of $444	1,258	1,258		1,258
Unrealized loss on interest rate swap, net of tax	(640)	(640)		(640)
Total comprehensive loss		$(4,338)
Cash dividends	(1,357)		(1,357)
Balance at December 31, 2011	$38,015		$26,957	$3,640	$2,467	$4,951

See accompanying notes to consolidated financial statements which are an integral part of the financial statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	December 31,
	2011	2010
Cash Flows from Operating Activities
Net (loss) income	$(4,956)	$3,265
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense and amortization/accretion, net	322	277
Increase in cash surrender value of company owned life insurance	(140)	(323)
Net realized gains on investments	(669)	(1,879)
Deferred income taxes	(1,163)	706
Amortization of deferred policy acquisition costs	4,020	3,944
Changes in assets and liabilities:
Change in accrued investment income	117	(21)
Change in reinsurance recoverable	(1,079)	(915)
Policy acquisition costs deferred	(3,389)	(3,923)
Change in accrued income taxes/recoverable	(1,796)	16
Change in net policy liabilities and claims	1,712	422
Change in other assets/liabilities, net	253	1,197
Other, net	16	27
Net cash (used in) provided by operating activities	(6,752)	2,793
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(19,344)	(38,627)
Trading securities and short-term investments	(234)	(304)
Real estate held for investment	(204)	(198)
Property and equipment	(473)	(294)
Proceeds from sale or maturities of:
Held-to-maturity securities	1,664	1,059
Available-for-sale securities	27,755	33,475
Trading securities and short-term investments	819	21
Real estate held for investment	14	3
Property and equipment	19	—
Other invested assets, net	(128)	(66)
Net cash provided by (used in) investing activities	9,888	(4,931)
Cash Flows from Financing Activities
Change in other policyholder funds	57	4
Change in short-term notes payable	(15)	500
Dividends paid	(1,357)	(1,480)
Net cash used in financing activities	(1,315)	(976)
Net change in cash and cash equivalents	1,821	(3,114)
Cash and cash equivalents, beginning of year	1,572	4,686
Cash and cash equivalents, end of year	$3,393	$1,572

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

NSFC is licensed in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia. In addition, NSFC operates on a surplus lines basis in Louisiana, Missouri, and Texas. NSFC operates in various property and casualty lines, the most significant of which are: dwelling property fire and extended coverage, homeowners, mobile homeowners, ocean marine, private passenger automobile physical damage and liability and commercial auto liability.

Omega is licensed in the states of Alabama and Louisiana. Omega operates in property and casualty lines, the most significant of which are homeowners and private passenger automobile physical damage and liability.

The Company is incorporated under the laws of the State of Delaware. Its common stock is traded on the NASDAQ Global Market under the ticker symbol NSEC. Pursuant to the regulations of the United States Securities and Exchange Commission (SEC), the Company is considered a “Smaller Reporting Company” as defined by SEC Rule 12b-2 of the Exchange Act. The Company has elected to comply with the scaled disclosure requirements of Regulation S-K and only two years of financial statements are included herein. The Company previously used a non-accelerated filer status.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are: reserves for future policy benefits, liabilities for losses and loss adjustment expenses, reinsurance recoverable asset on associated loss and loss adjustment expense liabilities, deferred policy acquisition costs, deferred income tax assets and liabilities, assessments of other-than-temporary impairments on investments and accruals for contingencies.   Actual results could differ from these estimates.

Concentration of Risk
The Company's property and casualty subsidiaries, composing nearly 88% of consolidated revenues, are licensed to operate on a surplus lines basis in 13 states. However, over 60% of segment revenue is generated in the states of Alabama, Mississippi and Louisiana, subjecting the Company to significant geographic concentration. Consequently, adverse weather conditions or changes in the legal, regulatory or economic environment could adversely impact the Company.

The Company's life, accident and health insurance subsidiary, composing approximately 12% of consolidated revenues, is licensed in six states. However, over 75% of segment revenue is generated in the states of Alabama and Georgia. Consequently, changes in the legal, regulatory or economic environment could adversely impact the Company.

For the year ended December 31, 2011, one agency individually produced greater than 5% of the Company's direct written premium.

Investments
The Company's securities are classified as follows:

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

Unrealized gains and losses on investments, net of tax, on securities available-for-sale are reflected directly in shareholders' equity as a component of accumulated other comprehensive income, and accordingly, have no effect on net income until realized.

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

If the Company intends to sell the security or if it is more-likely-than not the Company will be required to sell the security before recovery, an OTTI is recognized as a realized loss in the income statement equal to the difference between the security's amortized cost and its fair value. If the Company does not intend to sell the security or it is not more-likely-than not that the Company will be required to sell the security before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized as a realized loss in the statement of operations, and the amount related to all other factors, which is recognized in other comprehensive income.

When an equity security has a decline in value, where fair value is below cost, that is deemed to be other-than-temporary, the Company reduces the book value of the security to its current fair value, recognizing the decline as a realized loss in the statement of operations. Any future increases in the market value of investments written down are reflected as changes in unrealized gains as part of accumulated other comprehensive income within shareholders' equity.

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

The Company owns 21 life insurance contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000. The Company's original investment in company owned life insurance was $5,000,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at December 31, 2011 and 2010 was $5,660,000 and $5,520,000, respectively. Changes in cash surrender values are included in income in the current period. The change in surrender value included in earnings for the periods ended December 31, 2011 and 2010 was $140,000 and $323,000, respectively. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy. There were no proceeds received from the COLI during 2011 or 2010.

Cash and short-term investments are carried at cost, which approximates market value.

Investments with other-than-temporary impairment in value are written down to estimated realizable values and losses recognized in the determination of net income. The fair value of the investment becomes its new cost basis.

Fair Values of Financial Instruments
The Company uses the following methods and assumptions to estimate fair values:

Investments - Fixed income security fair values are based on quoted market prices when available. If not available, fair values are based on values obtained from investment brokers and independent pricing services.

Equity security fair values are based on quoted market prices.

Multiple observable inputs are not available for some of our investments, primarily private placements and limited partnerships. Management values these investments either using non-binding broker quotes or pricing models that utilize market based assumptions that have limited observable inputs. These investments compose less than 1% of total assets.

Receivables and reinsurance recoverable - The carrying amounts reported approximate fair value.

Interest rate swaps - The estimated fair value of the interest rate swaps is based on valuations received from financial institution counterparties.

Trust preferred securities obligations and line of credit obligations - The carrying amounts reported for these instruments are equal to the principal balance outstanding and approximate their fair value.

Policy Receivables
Receivable balances are reported at unpaid balances, less a provision for credit losses.

Accounts Receivable
Accounts receivable are reported at net realizable value. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off through a charge against an existing allowance account or against earnings.

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

Premium Revenue
Life insurance premiums are recognized as revenues when due. Property and casualty insurance premiums include direct writings plus reinsurance assumed less reinsurance ceded and are recognized on a pro rata basis over the terms of the policies. Unearned premiums represent that portion of direct premiums written that are applicable to the unexpired terms of policies in force and is reported as a liability. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers and are reported as an asset.

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

Policy Liabilities
The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2003	7% graded to 6%
2004 - 2011	5.25%

Mortality assumptions include various percentages of the 1955-60 and 1965-70 Select and Ultimate Basic Male Mortality Table. Withdrawal assumptions are based on the Company's experience.
Claim Liabilities
The liability for unpaid claims represents the estimated liability for claims reported to the Company and its subsidiaries plus claims incurred but not yet reported and the related loss adjustment expenses. The liabilities for claims and related adjustment expenses are determined using case-basis evaluations and statistical analysis and represent estimates of the ultimate net cost of all losses incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid claims and related loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in the period in which they are determined.

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,466,600 in both 2011 and 2010.

Reinsurance
In the normal course of business, NSFC seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. In 2011, NSFC maintained a catastrophe reinsurance agreement to cover losses from catastrophic events, primarily hurricanes.
Under the 2011 catastrophe reinsurance program, the Company retained the first $3.5 million in losses from each event with reinsurance maintained in four layers as follows:

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

In the normal course of business, NSIC seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage contracts. NSIC retains a maximum of $50,000 of coverage per individual life policy. The cost of reinsurance is amortized over the contract period of the reinsurance.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of the Company's assets and liabilities and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period the new rate is enacted.

The Company evaluates all tax positions taken on its U.S. federal income tax return. No material uncertainties exist for any tax positions taken by the Company.

Contingencies
Liabilities for loss contingencies arising from, but not limited to, litigation, claims, assessments, fines and penalties are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Significant attorney fees are estimated and recorded when incurred.

Reclassifications
Certain 2010 amounts have been reclassified from the prior year notes to the consolidated financial statements to conform to the 2011 presentation.

Advertising
The Company expenses advertising costs as incurred. Advertising costs charged to expense were $107,000 for the year ended December 31, 2011 ($113,000 for the year ended December 31, 2010). Advertising cost consists primarily of agent convention expense and print media.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non interest bearing demand deposit accounts. Through December 31, 2012, these balances are insured by the FDIC with no balance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At December 31, 2011, the single largest balance due from one agent totaled $541,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At December 31, 2011 and 2010, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2011, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

In December 2005, the Company formed National Security Capital Trust I, a statutory trust created under the Delaware Statutory Trust Act, for the sole purpose of issuing, in private placement transactions, $9,000,000 of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $9,279,000 of variable rate subordinated debentures issued by the Company. The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust. The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures. The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $9,005,000. The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE's. The Trust is not consolidated because the Company is not the primary beneficiary of the trust. The Subordinated Debentures, disclosed in Note 8, are reported in the accompanying Consolidated Balance Sheets as a component of long-term debt. The Company's equity investments in the Trust total $279,000 and are included in Other Assets in the accompanying consolidated balance sheets.

In June 2007, the Company formed National Security Capital Trust II for the sole purpose of issuing, in private placement transactions, $3,000,000 of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $3,093,000 unsecured junior subordinated deferrable interest debentures. The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust. The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures. The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $2,995,000. The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE's. The Trust is not consolidated because the Company is not the primary beneficiary of the Trust. The Subordinated Debentures, disclosed in Note 8, are reported in the accompanying Consolidated Balance Sheets as a component of long-term debt. The Company's equity investments in the Trust total $93,000 and are included in Other Assets in the accompanying consolidated balance sheets.

NOTE 3 – STATUTORY ACCOUNTING PRACTICES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which vary in certain respects from reporting practices prescribed or permitted by insurance regulatory authorities. The significant differences for statutory reporting include: (a) acquisition costs of acquiring new business are charged to operations as incurred, (b) life policy liabilities are established utilizing interest and mortality factors specified by regulatory authorities, (c) the Asset Valuation Reserve (AVR) and the Interest Maintenance Reserve (IMR) are recorded as liabilities, and (d) non-admitted assets (furniture and equipment, agents' debit balances and prepaid expenses) are charged directly to surplus.

Statutory net gains (losses) from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2011	2010
NSIC - including realized capital gains of $441 and $333, respectively	$747	$819
NSFC - including realized capital gains of $474 and $1,294, respectively	$(2,036)	$5,394
Omega - including realized capital gains of $192 and $58, respectively	$(1,408)	$(582)
Statutory risk-based adjusted capital:
NSIC - including AVR of $1,075 and $954, respectively	$11,467	$10,973
NSFC - including investment in Omega of $3,937 and 5,465, respectively	$25,459	$30,521
Omega	$7,437	$8,965

The above amounts exclude allocation of overhead from the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 4 – INVESTMENTS

The amortized cost and aggregate fair values of investments in securities are as follows (dollars in thousands):

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$19,907	$1,340	$267	$20,980
Trust preferred securities	537	—	58	479
Mortgage backed securities	7,587	307	23	7,871
Private label mortgage backed securities	9,716	199	62	9,853
Obligations of states and political subdivisions	18,355	1,142	15	19,482
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	13,878	534	3	14,409
Total fixed maturities	69,980	3,522	428	73,074
Equity securities	4,931	4,206	590	8,547
Total	$74,911	$7,728	$1,018	$81,621
Held-to-maturity securities:
Mortgage backed securities	$2,026	$125	$—	$2,151
Private label mortgage backed securities	55	1	—	56
Obligations of states and political subdivisions	996	50	—	1,046
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	226	18	—	244
Total	$3,303	$194	$—	$3,497

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$21,869	$1,663	$119	$23,413
Trust preferred securities	536	3	—	539
Mortgage backed securities	7,053	326	104	7,275
Private label mortgage backed securities	13,313	200	407	13,106
Obligations of states and political subdivisions	18,902	252	739	18,415
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	15,446	446	172	15,720
Total fixed maturities	77,119	2,890	1,541	78,468
Equity securities	5,478	4,014	445	9,047
Total	$82,597	$6,904	$1,986	$87,515
Held-to-maturity securities:
Mortgage backed securities	$2,669	$126	$1	$2,794
Private label mortgage backed securities	118	4	—	122
Obligations of states and political subdivisions	1,837	48	12	1,873
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	335	20	—	355
Total	$4,959	$198	$13	$5,144

The amortized cost and aggregate fair value of debt securities at December 31, 2011, by contractual maturity, are as follows (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$599	$614
Due after one year through five years	10,637	11,413
Due after five years through ten years	20,767	22,098
Due after ten years	37,977	38,949
Total	$69,980	$73,074
Held-to-maturity securities:
Due in one year or less	$300	$303
Due after one year through five years	516	549
Due after five years through ten years	634	675
Due after ten years	1,853	1,970
Total	$3,303	$3,497

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

A summary of securities available-for-sale with unrealized losses as of December 31, 2011 and 2010 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$4,703	$166	$899	$101	$5,602	$267	15
Trust preferred securities	479	58	—	—	479	58	1
Mortgage backed securities	883	21	198	2	1,081	23	3
Private label mortgage backed securities	1,860	15	1,094	47	2,954	62	9
Obligations of state and political subdivisions	—	—	1,803	15	1,803	15	5
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	260	3	—	—	260	3	1
Equity securities	391	49	802	541	1,193	590	6
	$8,576	$312	$4,796	$706	$13,372	$1,018	40

	Less than 12 months		12 months or longer		Total
December 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities:
Corporate debt securities	$4,504	$112	$250	$7	$4,754	$119	11
Mortgage backed securities	1,909	104	—	—	1,909	104	8
Private label mortgage backed securities	2,463	46	3,591	361	6,054	407	12
Obligations of state and political subdivisions	8,216	612	1,304	127	9,520	739	34
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	4,020	172	—	—	4,020	172	9
Equity securities	264	10	903	435	1,167	445	3
	$21,376	$1,056	$6,048	$930	$27,424	$1,986	77

There were no securities held-to-maturity with unrealized losses as of December 31, 2011. A summary of securities held-to-maturity with unrealized losses as of December 31, 2010 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities:
Mortgage backed securities	$331	$1	$—	$—	$331	$1	$1
Obligations of state and political subdivisions	161	12	—	—	161	12	1
	$492	$13	$—	$—	$492	$13	2

The Company conducts periodic reviews to identify and evaluate securities in an unrealized loss position in order to identify other-than-temporary-impairments. For securities in an unrealized loss position, the Company assesses whether the Company has the intent to sell the security or more likely than not will be required to sell the security before the anticipated recovery.  If either of these conditions is met, the Company is required to recognize an other-than-temporary impairment with the entire unrealized loss reported in earnings.  For securities in an unrealized loss position that do not meet these conditions, the Company assesses whether the impairment of a security is other-than-temporary.  If the impairment is determined to be other-than-temporary, the Company is required to separate the other-than-temporary impairments into two components:  the amount representing the credit loss and the amount related to all other factors.  The credit loss is the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.  The credit loss component of other-than-temporary impairments is reported in earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.
Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2011, the Company realized $398,000 in other-than-temporary impairments.  No impairments were recognized during 2010. Most of the remaining unrealized losses in the fixed income portfolio, for which no impairment has been realized, are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized.  The Company has no material exposure to sub-prime mortgage loans and less than 4% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were temporary impairments.

Of the remaining securities in an unrealized loss position, the single largest accumulated loss was in the equity portfolio and totaled $501,000.  The second largest loss position was in the bond portfolio and totaled $70,000.  The third largest loss position was in the bond portfolio and totaled $58,000.  For the year ended December 31, 2010, the Company realized no other-than-temporary impairments.  The single largest accumulated loss was in the equity portfolio and totaled $360,000.  The second largest loss position was in the bond portfolio and totaled $185,000.  The third largest loss position was in the equity portfolio and totaled $83,000.

Major categories of investment income are summarized as follows (dollars in thousands):

	Year ended December 31,
	2011	2010
Fixed maturities	$3,656	$4,242
Equity securities	234	226
Mortgage loans on real estate	13	54
Investment real estate	67	65
Policy loans	89	79
Company owned life insurance	140	323
Other, principally short-term investments	272	288
	4,471	5,277
Less: Investment expenses	210	188
Net investment income	$4,261	$5,089
Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Year ended December 31,
	2011	2010
Fixed maturities	$896	$1,059
Equity securities	175	710
Trading securities	(39)	108
Other, principally real estate	35	2
Other-than-temporary impairments	(398)	—
	$669	$1,879

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	Year ended December 31,
	2011	2010
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$1,792	$1,261
Deferred income tax	(534)	(414)
Net change in unrealized appreciation on available-for-sale securities	$1,258	$847

NOTE 5 – FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

Our available-for-sale securities consists of fixed maturity and equity securities which are recorded at fair value in the accompanying condensed consolidated balance sheets.  The change in the fair value of these investments, unless deemed to be other than temporarily impaired, is recorded as a component of other comprehensive income.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are summarized in the following table by the type of inputs applicable to the fair value measurements (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$20,980	$—	$20,980	$—
Trust preferred securities	479	—	479	—
Mortgage backed securities	7,871	—	7,871	—
Private label mortgage backed securities	9,853	—	9,853	—
Obligations of states and political subdivisions	19,482	—	19,482	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	14,409	14,409	—	—
Trading securities	80	80	—	—
Equity securities available-for-sale	8,547	7,905	—	642
Total Financial Assets	$81,701	$22,394	$58,665	$642
Financial Liabilities
Interest rate swap	$1,196	$—	$—	$1,196
Total Financial Liabilities	$1,196	$—	$—	$1,196

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (dollars in thousands):

For the year ended December 31, 2011	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$787	$(227)
Total gains or losses (realized and
unrealized):
Included in earnings	(145)	—
Included in other comprehensive income	—	(969)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$642	$(1,196)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2011:	$—	$—

For the year ended December 31, 2011, there were no assets or liabilities measured at fair values on a nonrecurring basis.
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized in the following table by the type of inputs applicable to the fair value measurements (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$23,413	$—	$23,413	$—
Trust preferred securities	539	—	539	—
Mortgage backed securities	7,275	—	7,275	—
Private label mortgage backed securities	13,106	—	13,106	—
Obligations of states and political subdivisions	18,415	—	18,415	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	15,720	15,720	—	—
Trading securities	705	705	—	—
Equity securities available-for-sale	9,047	8,260	—	787
Total Financial Assets	$88,220	$24,685	$62,748	$787
Financial Liabilities
Interest rate swap	$227	$—	$—	$227
Total Financial Liabilities	$227	$—	$—	$227

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 (dollars in thousands):

For the year ended December 31, 2010	Corporate Debt Securities	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$577	$662	$(60)
Total gains or losses (realized and
unrealized):
Included in earnings	63	—	—
Included in other comprehensive income	—	(19)	(167)
Purchases:	—	144	—
Sales:	(640)	—	—
Issuances:	—	—	—
Settlements	—	—	—
Transfers in/(out) of Level 3	—	—	—
Ending balance	$—	$787	$(227)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2010:	$—	$—	$—

For the year ended December 31, 2010, there were no assets or liabilities measured at fair values on a nonrecurring basis.

The Company is exposed to certain risks in the normal course of its business operations.  The primary risk that is managed through the use of derivatives is interest rate risk on floating rate borrowings.  This risk is managed through the use of interest rate swaps which are designated as cash flow hedges.  For cash flow hedges, the effective portion of the gain or loss on the interest rate swap is included as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings.  The Company does not hold or issue derivatives that are not designated as hedging instruments.  See Note 8 for additional information about the interest rate swaps.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2011 and 2010 are as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$390	$390	$935	$935
Policy loans	1,244	1,244	1,123	1,123
Company owned life insurance	5,660	5,660	5,520	5,520
Other invested assets	3,929	3,929	3,915	3,915
Liabilities and related instruments
Other policyholder funds	1,408	1,408	1,351	1,351
Short-term debt	485	485	500	500
Long-term debt	12,372	12,372	12,372	12,372

NOTE 6 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	Year ended December 31,
	2011	2010
Building and improvements	$3,185	$3,185
Electronic data processing equipment	1,802	2,315
Furniture and fixtures	925	1,047
	5,912	6,547
Less accumulated depreciation	3,384	4,110
	$2,528	$2,437

Depreciation expense for the year ended December 31, 2011 was $382,000 ($394,000 for the year ended December 31, 2010).

NOTE 7 – INCOME TAXES
The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company incurred $1,000 in interest and penalties as of December 31, 2011. The Company did not incur any interest or penalties as of December 31, 2010. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2006. Tax returns have been filed through the year 2010.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax liability positions of $86,000 at December 31, 2011 and $1,043,000 at December 31, 2010.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31, 2011	December 31, 2010
General insurance expenses	$1,576	$1,442
Unearned premiums	1,714	1,795
Claims liabilities	271	301
Trading securities	—	17
NOL carry forward	1,363	—
Other-than-temporary impairments on securities owned	258	115
Unrealized loss on interest rate swaps	407	77
Deferred tax assets	$5,589	$3,747
Depreciation	$(144)	$(171)
Deferred policy acquisition costs	(3,250)	(2,874)
Unrealized gains on securities available-for-sale	(2,281)	(1,745)
Deferred tax liabilities	$(5,675)	$(4,790)
Net deferred tax liability	$(86)	$(1,043)

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Year ended December 31,
	2011	2010
Deferred policy acquisition costs	$376	$583
Other-than-temporary impairments	(143)	387
Trading securities	17	(17)
Unearned premiums	81	19
General insurance expenses	(134)	(307)
Depreciation	(27)	45
Claim liabilities	30	(4)
NOL carry forward	(1,363)	—
Deferred income tax (benefit) expense	$(1,163)	$706

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes.  The reason for these differences and the approximate tax effects are as follows (dollars in thousands):

	Year ended December 31,
	2011	2010
Federal income tax rate applied to pre-tax income	$(2,584)	$1,576
Dividends received deduction and tax-exempt interest	(200)	(188)
Company owned life insurance	(47)	(110)
Small life deduction	(163)	(175)
Other, net	351	269
Federal income tax (benefit) expense	$(2,643)	$1,372

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus".

The aggregate balance in this account, $2,520,000 at December 31, 2011, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred income tax liability not recognized is approximately $857,000 at December 31, 2011.

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable consisted of the following as of December 31, 2011 and December 31, 2010 (dollars in thousands):

	2011	2010
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity January 2012. Interest payments due quarterly. Unsecured.	$485	$500

Long-term debt consisted of the following as of December 31, 2011 and December 31, 2010 (dollars in thousands):

	2011	2010
Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279
Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$12,372	$12,372

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

On September 13, 2007, the Company entered into a 5 year swap effective September 17, 2007, with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued on June 21, 2007.  Commencing December 17, 2007, under the terms of the swap, the Company will receive interest at the three-month LIBOR rate plus 3.4% and pay interest at the fixed rate of 8.34%.

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

The swaps entered into in 2007, 2009 and 2010 have fair values of $66,000 (liability), $373,000 (liability) and $757,000 (liability), respectively, for a total liability of $1,196,000 at December 31, 2011 ($227,000 at December 31, 2010).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation loss of $640,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation loss of $90,000 was included in accumulated other comprehensive income related to the swap at December 31, 2010.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has cash collateral on deposit of $310,000 (none at December 31, 2010) in addition to securities on deposit with fair market values of $877,000, all of which is posted as collateral. At December 31, 2010, the Company had securities on deposit with fair market values of $822,000 ($660,000 of which was posted as collateral).  See Note 5 for additional information about the interest rate swaps.

In December of 2010, the Company renewed an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  As of December 31, 2011, $485,000 was drawn on this line ($500,000 at December 31, 2010). The line of credit matured January 5, 2012 and was subsequently renewed under the same terms as disclosed in the table above.

NOTE 9 – POLICY AND CLAIM RESERVES

The Company regularly updates its reserve estimates as new information becomes available and events occur that may impact the resolution of unsettled claims. Changes in prior years' reserve estimates are reflected in the results of operations in the year such changes are determined.

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Year ended December 31,
	2011	2010

Claims and claim adjustment expense reserves at beginning of year	$13,184	$12,646
Less reinsurance recoverables on unpaid losses	1,329	549
Net balances at beginning of year	11,855	12,097
Provision for claims and claim adjustment expenses for claims arising in current year	39,292	37,161
Estimated claims and claim adjustment expenses for claims arising in prior years	59	(2,830)
Total increases	39,351	34,331
Claims and claim adjustment expense payments for claims arising in:
Current year	33,012	28,625
Prior years	6,189	5,948
Total payments	39,201	34,573
Net balance at end of year	12,005	11,855
Plus reinsurance recoverables on unpaid losses	2,381	1,329
Claims and claim adjustment expense reserves at end of year	$14,386	$13,184

The 2011 increase in the provision for claims and claim adjustment expenses arising from claims in the current year and the ending reinsurance recoverable on unpaid losses are attributable to the increase in claim activity related to spring storm losses including the tornado catastrophe in late April as well as an increase in claims related to the automobile program.

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2011, the Company's estimate of unpaid losses and adjustment expenses for hurricane related claims incurred in prior years totaled $1,793,000 before reinsurance ($1,320,000 in 2010). The increase in unpaid losses and adjustment expenses for hurricane related claims incurred in prior years is related to adverse development from Hurricane Ike. Because the Company has exhausted its catastrophe coverage limits available for Hurricane Katrina any additional development will not be covered by reinsurance. The Company maintains case reserves of $266,000 for losses in excess of catastrophe reinsurance ($254,000 in 2010).

NOTE 10– REINSURANCE

The Company's insurance operations participate in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term. Property and casualty reinsurance is placed on both a quota-share and excess of loss basis. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of reinsurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurance insolvencies.

At December 31, 2011, the largest reinsurance recoverable of a single reinsurer was $574,000 ($278,000 in 2010). The Company incurred losses in excess of its retention from tornado related losses in April 2011. Losses incurred by the Company from this covered event totaled $10,030,000. Amounts reported as ceded incurred losses in 2011 were primarily related to the spring catastrophe and included development of losses from prior year catastrophes. The Company incurred no losses from covered events occurring in 2010. Amounts reported as ceded incurred losses in 2010 were related to development of losses from prior year catastrophes.

The effect of reinsurance on premiums written and earned is as follows (dollars in thousands):

	2011
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$6,949	$6,926	$55,775	$56,978
Assumed	—	—	—	—
Ceded	(56)	(56)	(7,598)	(7,605)
Net	$6,893	$6,870	$48,177	$49,373

	2010
	Life		Property & Casualty
	Written	Earned	Written	Earned

Direct	$7,188	$7,086	$59,972	$60,390
Assumed	—	—	—	—
Ceded	(59)	(59)	(6,159)	(6,154)
Net	$7,129	$7,027	$53,813	$54,236

NOTE 11 – EMPLOYEE BENEFIT PLANS

In 1989, the Company and its subsidiaries established a retirement savings plan (401K Plan) and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for 2011 and 2010 amounted to $216,000 and $239,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In 1987, the Company established a non-qualified deferred compensation plan for its Board of Directors. The Board members had an option of deferring their fees to a cash account or to a stock account and all share deferrals were recorded at the fair market value on the date of the award. The directors' non-qualified deferred compensation plan was frozen on December 31, 2004, and deferrals are no longer allowed. A new non-qualified plan became effective January 1, 2006 under which directors are allowed to defer all or a portion of directors' fees into various investment options. The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers with the Company contributing 15% of executive compensation to the plan.

Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited of the non-qualified deferred compensation plans for 2011 and 2010 amounted to approximately $68,000 and $254,000, respectively.

NOTE 12 – REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2011, NSIC's retained earnings unrestricted for the payment of dividends in 2012 amounted to $1,039,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2011, NSFC's retained earnings unrestricted for the payment of dividends in 2012 amounted to $2,546,000.

The payment of any subsidiary dividend requires prior notice to the regulatory authorities who may disallow the dividend if, in their judgment, payment of the dividend would have an adverse effect on the surplus of the subsidiary.

At December 31, 2011, securities with market values of $3,786,000 ($3,597,000 at December 31, 2010) were deposited with various states pursuant to statutory requirements.

NOTE 13 – SHAREHOLDERS' EQUITY

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

The table below provides information regarding the Company's preferred and common stock as of December 31, 2011 and December 31, 2010:

	December 31, 2011			December 31, 2010
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,466,600	2,466,600	3,000,000	2,466,600	2,466,600

NOTE 14 – SEGMENTS

The Company and its subsidiaries operate primarily in the insurance industry.  The Company’s property and casualty insurance operations comprise one business segment.  The property and casualty insurance segment consists of seven lines of business:  dwelling fire and extended coverage, homeowners (including mobile homeowners), ocean marine, other liability, private passenger auto liability, commercial auto liability and auto physical damage.  Management organizes the business utilizing a niche strategy focusing on lower valued dwellings as well as non-standard automobile products.  Our chief decision makers (President, Chief Financial Officer and Chief Executive Officer) review results and operating plans making decisions on resource allocations on a company-wide basis.  The Company’s products are primarily produced through agents within the states in which we operate.  The Company’s life and accident and health operations comprise the second business segment.  The life and accident and health insurance segment consists of two lines of business: traditional life insurance and accident and health insurance.

Selected balance sheet information by industry segment for the years ended December 31, 2011 and 2010 is summarized below (dollars in thousands):

December 31, 2011	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
Selected Assets
Investments	$101,972	$56,154	$44,860	$958
Reinsurance recoverable	$2,778	$2,778	$—	$—
Deferred policy acquisition costs	$9,558	$3,327	$6,231	$—
Total Assets	$132,454	$74,786	$54,871	$2,797
Total Liabilities	$94,439	$42,165	$37,406	$14,868

December 31, 2010	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
Selected Assets
Investments	$109,682	$64,923	$43,232	$1,527
Reinsurance recoverable	$1,699	$1,699	$—	$—
Deferred policy acquisition costs	$10,189	$3,806	$6,383	$—
Total Assets	$136,867	$81,414	$52,167	$3,286
Total Liabilities	$93,157	$43,193	$35,822	$14,142

Premium revenues and operating income by industry segment for the years ended December 31, 2011 and 2010 are summarized below (dollars in thousands):

Year ended December 31, 2011	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$56,243	$49,373	$6,870	$—
Net investment income	4,261	2,246	1,939	76
Net realized investment gains	669	666	43	(40)
Other income	919	916	3	—
	62,092	53,201	8,855	36
BENEFITS AND EXPENSES
Policyholder benefits paid	44,025	38,836	5,189	—
Amortization of deferred policy acquisition costs	4,020	3,246	774	—
Commissions	8,148	7,615	533	—
General and administrative expenses	10,460	6,322	2,081	2,057
Taxes, licenses and fees	1,885	1,569	316	—
Interest expense	1,153	2	60	1,091
	69,691	57,590	8,953	3,148
Loss Before Income Taxes	$(7,599)	$(4,389)	$(98)	$(3,112)

Year ended December 31, 2010	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$61,263	$54,236	$7,027	$—
Net investment income	5,089	2,900	2,116	73
Net realized investment gains	1,879	1,352	420	107
Other income	1,161	1,158	3	—
	69,392	59,646	9,566	180
BENEFITS AND EXPENSES
Policyholder benefits paid	39,031	33,745	5,286	—
Amortization of deferred policy acquisition costs	3,944	3,354	590	—
Commissions	7,871	7,319	552	—
General and administrative expenses	10,672	6,203	2,166	2,303
Taxes, licenses and fees	2,081	1,694	387	—
Interest expense	1,156	—	65	1,091
	64,755	52,315	9,046	3,394
Income (Loss) Before Income Taxes	$4,637	$7,331	$520	$(3,214)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2011 and 2010, respectively:

	Year Ended December 31,
	2011	2010
Premiums written:
Life, accident and health operations:
Traditional life insurance	$5,034	$5,209
Accident and health insurance	1,915	1,979
Total life, accident and health	6,949	7,188
Property and Casualty operations:
Dwelling fire & extended coverage	26,209	26,585
Homeowners (Including mobile homeowners)	24,268	25,534
Ocean marine	1,218	1,266
Other liability	1,312	1,292
Private passenger auto liability	1,713	3,438
Commercial auto liability	363	501
Auto physical damage	692	1,356
Total property and casualty	55,775	59,972
Gross premiums written	$62,724	$67,160
Reinsurance premium ceded	(7,654)	(6,218)
Net premiums written	$55,070	$60,942

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2011 and 2010, respectively:

	Year Ended December 31,
	2011	2010
Premiums earned:
Life, accident and health operations:
Traditional life insurance	$5,008	$5,116
Accident and health insurance	1,918	1,970
Total life, accident and health	6,926	7,086
Property and Casualty operations:
Dwelling fire & extended coverage	26,250	25,944
Homeowners (Including mobile homeowners)	24,910	26,854
Ocean marine	1,205	1,270
Other liability	1,257	1,289
Private passenger auto liability	2,154	3,210
Commercial auto liability	363	501
Auto physical damage	839	1,322
Total property and casualty	56,978	60,390
Gross premiums earned	63,904	67,476
Reinsurance premium ceded	(7,661)	(6,213)
Net premiums earned	$56,243	$61,263

NOTE 15 – CONTINGENCIES

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

The Company has been sued in a putative class action in the State of Alabama. The Plaintiff alleges entitlement to, but did not receive, payment for general contractor overhead and profit (“GCOP”) in the proceeds received from the Company concerning the repair of the Plaintiff's home. Plaintiff alleges that said failure to include GCOP is a material breach by the Company of the terms of its contract of insurance with Plaintiff and seeks monetary damages in the form of contractual damages. A class certification hearing was held on March 1, 2010 with the trial court taking the Plaintiff's motion for class certification under advisement. On May 10, 2010, the trial court issued its ruling granting Plaintiff's motion to certify the class. The Company filed its Appellant Brief on October 5, 2010. The Company denies Plaintiff's allegations and intends to vigorously defend this lawsuit.  On November 18, 2011, the Supreme Court of Alabama ruled the trial court exceeded its discretion in granting Plaintiff's motion for class certification. Accordingly, the Alabama Supreme Court vacated the trial court's order granting class certification and remanded this case for proceedings consistent with the opinion.

In April 2007, the Company sold substantially all of its 50% interest in Mobile Attic, Inc. The Company, Peter L. Cash and Russell L. Cash (collectively the "Sellers") sold to Purchaser 61% of the outstanding stock of Mobile Attic under the terms of a Stock Purchase Agreement dated April 5, 2007, executed by Sellers, Mobile Attic and Purchaser's assignor, James W. Bagley (the "Stock Purchase Agreement").

Under the terms of the Stock Purchase Agreement, the Purchaser paid the Company $2,700,000 for 45% of the total outstanding stock of Mobile Attic and paid the other Sellers $960,000 for an additional 16% of the total outstanding stock in Mobile Attic, thus obtaining a controlling interest of 61% of the outstanding stock.  The Stock Purchase Agreement provided that Purchaser was to use his best efforts to cause the Company to be released from its guaranty of a bank loan to Mobile Attic having an outstanding principal balance of approximately $9,400,000.  The bank loan was secured by portable storage containers of Mobile Attic.   The Sellers made certain warranties to the Purchaser in the Stock Purchase Agreement regarding the financial condition of Mobile Attic and agreed to jointly and severally indemnify the Purchaser for any damages resulting from a breach of any of the warranties.

On January 9, 2009, Mobile Attic Inc., MA Manufacturing Company, Inc., and Purchaser initiated an action against Peter Cash, Cash Brothers Leasing, Inc., Bridgeville Trailers, Inc., and Barfield, Murphy, Shank & Smith, P.C. in the United States District Court for the Middle District of Alabama. In the complaint, Plaintiffs asserted, among other claims, a claim for damages resulting from a breach of certain of the warranties regarding the financial statements of Mobile Attic and other financial information provided by Mobile Attic.  Purchaser then notified the Company of its claim for breach of warranty under the Stock Purchase Agreement and requested indemnity from the Company.

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

On July 9, 2009, the Company filed a complaint in intervention requesting the Court to find that the Company is not liable for indemnity under the Stock Purchase Agreement, or in the alternative, to award damages to the Company for any loss suffered as a result of the fraudulent actions of Peter Cash and as a result of the negligence of Mobile Attic and its auditors in the preparation of Mobile Attic's financial statements.  [Mobile Attic, Inc., MA Manufacturing Company, Inc., and Bagley Family Revocable Trust, plaintiffs, v. Peter L. Cash, Cash Brothers Leasing, Inc., Bridgeville Trailers, Inc., and Barfield, Murphy, Shank & Smith, P.C, defendants, v. The National Security Group, Inc., intervenor plaintiff, v. Peter L. Cash, Barfield, Murphy, Shank & Smith, P.C. and Bagley Family Revocable Trust, intervenor defendants, U.S. District Court, Middle District of Alabama, Eastern Division, Civil Action No. 09-cv-00024.]

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

The Company has denied the allegations supporting Purchaser's claims.  The financial records of Mobile Attic have been in the possession of Purchaser since Purchaser acquired the stock of Mobile Attic in early 2007 and are only available to the Company through discovery in the litigation.  The Company actively conducted discovery in defense of Purchaser's claims and has requested Purchaser to provide the financial information supporting the allegations made in its complaint.  Fact-based and expert discovery has concluded, but pre-trial investigation continues with the case set for trial in June 2012. The Company believes that the Purchaser's claim for damages is unreasonable and excessive even if the Purchaser is able to prove the alleged misrepresentations in Mobile Attic's financial statements.  The Company believes that if any damages are applicable due to any alleged breach of warranty in the Stock Purchase Agreement, those damages are limited to a diminished value of the stock price paid by the Purchaser. The Company has filed motions for summary judgment requesting a court ruling, among others, as to how damages should be measured as a matter of law. Given the difficulty in obtaining access to the Mobile Attic financial records, continuing pre-trial investigation, and the outstanding legal issues, the Company is unable to predict the amount of the ultimate liability that the Company may have if the Purchaser is successful in this litigation.  Management has recorded an estimate of aggregate litigation related defense costs associated with these actions as of December 31, 2011 and December 31, 2010, and the amounts are included in other liabilities in the accompanying condensed consolidated financial statements.

The Company establishes and maintains reserves on contingent liabilities.  In many instances, however, it is not feasible to predict the ultimate outcome with any degree of accuracy.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during 2011 was $1,144,000 ($1,156,000 in 2010). Cash paid for income taxes in 2011 was $316,000 compared to cash received for income taxes in 2010 of $662,000.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements.

Schedule I. Summary of Investments Other Than Investments in Related Parties

THE NATIONAL SECURITY GROUP, INC. (Dollars in Thousands)
	December 31, 2011				December 31, 2010

	Cost		Fair Value	Amount per the Balance Sheet	Cost	Fair Value	Amount per the Balance Sheet
Securities Held-to-Maturity:
United States government	$226		$244	$226	$335	$355	$335
States, municipalities and political subdivisions	996		1,046	996	1,837	1,873	1,837
Mortgage backed securities	2,026		2,151	2,026	2,669	2,794	2,669
Private label mortgage backed securities	55		56	55	118	122	118
Industrial and Miscellaneous	—		—	—	—	—	—
Total Securities Held-to-Maturity	3,303		3,497	3,303	4,959	5,144	4,959
Securities Available-for-Sale:
Equity Securities:
Banks and insurance companies	1,323		1,446	1,446	1,322	1,630	1,630
Industrial and all other	3,608		7,101	7,101	4,156	7,417	7,417
Total equity securities	4,931		8,547	8,547	5,478	9,047	9,047
Debt Securities:
United States government	13,878		14,409	14,409	15,446	15,720	15,720
States, municipalities and political subdivisions	18,355		19,482	19,482	18,902	18,415	18,415
Mortgage backed securities	7,587		7,871	7,871	7,053	7,275	7,275
Private label mortgage backed securities	9,716	10	9,853	9,853	13,313	13,106	13,106
Trust preferred securities	537		479	479	536	539	539
Industrial and Miscellaneous	19,907		20,980	20,980	21,869	23,413	23,413
Total Debt Securities	69,980		73,074	73,074	77,119	78,468	78,468
Total Available-for-Sale	74,911		81,621	81,621	82,597	87,515	87,515
Total Securities	78,214		85,118	84,924	87,556	92,659	92,474
Trading securities	80		80	80	657	705	705
Mortgage loans on real estate	390		390	390	1,022	935	935
Investment real estate	5,745		5,745	5,745	5,010	5,010	5,010
Policy loans	1,244		1,244	1,244	1,123	1,123	1,123
Company owned life insurance	5,000		5,660	5,660	5,000	5,520	5,520
Other invested assets	3,929		3,929	3,929	3,915	3,915	3,915
Total investments	$94,602		$102,166	$101,972	$104,283	$109,867	$109,682

Schedule II. Condensed Financial Information of Registrant

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2011	2010
Assets
Cash	$1,074	$920
Investment in subsidiaries (equity method) eliminated upon consolidation	50,162	54,665
Other assets	3,548	3,921
Total Assets	$54,784	$59,506

Liabilities and Shareholders' Equity
Accrued general expenses	$3,912	$2,924
Notes payable	12,857	12,872
Total Liabilities	16,769	15,796
Total Shareholders' Equity	38,015	43,710
Total Liabilities and Shareholders' Equity	$54,784	$59,506

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME (LOSS)
(Dollars in thousands)
	Years Ended December 31,
	2011	2010
Income
Dividends (eliminated upon consolidation)	$2,100	$2,800
Other income (includes fees from affiliates eliminated upon consolidation)	1,031	632
	3,131	3,432

Expenses
State taxes	43	12
Other expenses	3,105	3,377
	3,148	3,389

Income before income taxes and equity in undistributed earnings (loss) of subsidiaries	(17)	43
Income tax benefit	(784)	(1,100)

Income before equity in undistributed earnings of subsidiaries	767	1,143
Equity in undistributed earnings of subsidiaries	(5,723)	2,122

Net (loss) income	$(4,956)	$3,265

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Years Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(4,956)	$3,265
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in undistributed (loss) income of subsidiaries	5,723	(2,122)
Realized investment losses (gains)	39	(107)
Change in other assets	702	(1,055)
Change in accrued general expenses	18	1,537
Net cash provided by operating activities	1,526	1,518
Cash Flows from Investing Activities:
Net cash provided by investing activities
Net cash provided by investing activities	—	—
Cash Flows from Financing Activities:
(Repayments) Proceeds from short-term debt	(15)	500
Cash dividends	(1,357)	(1,480)
Net cash used in financing activities	(1,372)	(980)
Net increase (decrease) in cash and cash equivalents	154	538
Cash, at beginning of year	920	382
Cash, at end of year	$1,074	$920

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

Note 2-Cash Dividends from Subsidiaries
In 2011, dividends of $2.1 million were paid to the Registrant by its subsidiaries ($2.8 million in 2010).

Schedule III. Supplementary Insurance Information

THE NATIONAL SECURITY GROUP, INC.
(Dollars in thousands)

				Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums
At December 31, 2011:
Life and accident and health insurance				$6,231	$32,379	$16
Property and casualty insurance				3,327	—	25,216
Total				$9,558	$32,379	$25,232
At December 31, 2010:
Life and accident and health insurance				$6,383	$31,389	$14
Property and casualty insurance				3,806	—	26,419
Total				$10,189	$31,389	$26,433

	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions, Amortization of Policy Acquisition Costs	General Expenses,Taxes, Licenses and Fees
For the year ended December 31, 2011:
Life and accident and health insurance	$6,870	$1,939	$3	$5,189	$1,307	$2,397
Property and casualty insurance	49,373	2,246	916	38,836	10,861	7,891
Other	—	76	—	—	—	2,057
Total	$56,243	$4,261	$919	$44,025	$12,168	$12,345
For the year ended December 31, 2010:
Life and accident and health insurance	$7,027	$2,116	$3	$5,286	$1,142	$2,553
Property and casualty insurance	54,236	2,900	1,158	33,745	10,673	7,897
Other	—	73	—	—	—	2,303
Total	$61,263	$5,089	$1,161	$39,031	$11,815	$12,753

Note: Investment income and other operating expenses are reported separately by segment and not allocated.

Schedule IV. Reinsurance

THE NATIONAL SECURITY GROUP, INC.
(Amounts in thousands)
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2011
Life insurance in force	$217,970	$12,341	$—	$205,629	—%
Premiums:
Life insurance and accident and health insurance	6,926	56	—	6,870	—%
Property and casualty insurance	56,978	7,605	—	49,373	—%
Total premiums	$63,904	$7,661	$—	$56,243	—%
For the year ended December 31, 2010
Life insurance in force	$217,825	$12,314	$—	$205,511	—%
Premiums:
Life insurance and accident and health insurance	7,086	59	—	7,027	—%
Property and casualty insurance	60,390	6,154	—	54,236	—%
Total premiums	$67,476	$6,213	$—	$61,263	—%

Schedule V. Valuation and Qualifying Accounts

The National Security Group, Inc
Years ended December 31, 2011 and 2010
(Dollars in thousands)
	2011	2010
Balance, January 1	$—	$—
Additions	29	—
Deletions	—	—
Balance, December 31	$29	$—

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

Management's Report on Internal Control over Financial Reporting

Management of The National Security Group, Inc. is responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).

The Company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers
JACK E. BRUNSON (55) has served as a director since 1999 and as President of NSFC since 1997. He also serves on the Boards of Directors of NSFC and Omega. He joined the Company in 1982. Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (53) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He also holds the position of President of NSIC. He joined the Company in 1983. Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega. Mr. Brunson is a member of the Alabama State Bar.

BRIAN R. MCLEOD (43) currently serves as Vice President of Finance & Operations, CFO and Treasurer of the Company. From 1992-2002 he served as Controller. He joined the Company in 1992. Mr. McLeod is a Director of NSIC, NSFC, Omega and NATSCO. Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama. Mr. McLeod is a Certified Public Accountant.

The information contained in The National Security Group's definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2012 with respect to directors and executive officers of the Company as well as Corporate Governance, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2012 with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2012 with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained in The National Security Group's definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2012, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in The National Security Group's definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2012, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information contained in The National Security Group's definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2012, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained in The National Security Group's definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2012, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - December 31, 2011 and 2010

•	Consolidated Statements of Operation - Years ended December 31, 2011 and 2010

•	Consolidated Statements of Shareholders' Equity - Years ended December 31, 2011 and 2010

•	Consolidated Statements of Cash Flows - Years ended December 31, 2011 and 2010

•	Consolidated Notes to the Financial Statements

2.	Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.
Schedule I	Summary of Investments Other Than Investments in Related Parties
Schedule II	Condensed Financial Information of the Registrant
Schedule III	Supplementary Insurance Information
Schedule IV	Reinsurance
Schedule V	Valuation and Qualifying Accounts

3.	Exhibits filed as part of this Form 10-K:

11.	Computation of Earnings Per Share Filed Herewith, See Note 1 to Consolidated Financial Statements.
14.	Code of Ethics, See Additional Information in Part I, Item 1 of This Report
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	President's Letter to Stockholders
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b)	During the last fiscal quarter of the period covered by this Report, the Company filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Description
November 1, 2011	November 1, 2011	Press release announcing quarterly dividend.
November 14, 2011	November 14, 2011	Press release announcing financial results for the period ended September 30, 2011.

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

Date: March 26, 2012

POWER OF ATTORNEY

Know all by these present, that the undersigned hereby constitutes and appoints Brian R. McLeod, with full power of substitution and/or revocation, the undersigned's true and lawful attorney-in-fact: to execute for and on behalf of the undersigned, in the undersigned's capacity as a director of National Security Group, inc. (the “Company”), any and all forms (including, without limitation Form 10-K) required or desired to be executed by or on behalf of the Company pursuant to section 13 or 15(D) of the Securities Exchange Act of 1934, as amended, after said form has been approved by the Company's audit committee; to do and perform any and all acts for and on behalf of the undersigned which may be necessary or desirable to complete and execute any such Form and timely file such Form with the appropriate governmental authority (including, without limitation, the United States Securities and Exchange Commission) and any stock exchange or similar authority; and Take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required by, the undersigned, it being understood that the documents executed by any such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact's discretion.

The undersigned hereby grants to each such attorney-in-fact full power and authority to do and perform any and every act and thing whatsoever requisite, necessary, or proper to be done in the exercise of any of the rights and powers herein granted, as fully to all intents and purposes as the undersigned might or could do if personally present, with full power of substitution or revocation, hereby ratifying and confirming all that such attorney-in-fact, or such attorney-in-fact's substitute or substitutes, shall lawfully do or cause to be done by virtue of this Power of Attorney and the rights and powers herein granted. The undersigned acknowledges that the foregoing attorneys-in-fact, and each of them, in serving in such capacity at the request of the undersigned, are not assuming, nor is the Company assuming, any of the undersigned's responsibilities to comply with section 13 or 15(D) of the Securities Exchange Act of 1934, as amended.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 26, 2012:
SIGNATURE

/s/ Winfield Baird	/s/ Mickey L. Murdock
/s/ Fleming Brooks	/s/ Donald Pittman
/s/ Jack E. Brunson	/s/ Paul C. Wesch
/s/ William L. Brunson, Jr.	/s/ L. Brunson White
/s/ Fred D. Clark, Jr.	/s/ Walter P. Wilkerson
/s/ Frank B. O'Neil