Form 10-Q
period 2012-03-31
NATIONAL SECURITY GROUP INC
filed 2012-05-14
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Act).  (Check One) :    Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of May 14, 2012, there were 2,466,600 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

▪
The Company is subject to the risk of adverse settlements or judgments resulting from litigation.  It is difficult to predict or quantify the expected results of litigation because the outcome depends on decisions of the court and jury that are based on facts and legal arguments presented at the trial.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2012	2011
ASSETS	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2012 - $3,075; 2011 - $3,497)	$2,906	$3,303
Fixed maturities available-for-sale, at estimated fair value (cost: 2012 - $70,905; 2011 -$69,980)	73,994	73,074
Equity securities available-for-sale, at estimated fair value (cost: 2012 - $4,931; 2011 - $4,931)	8,971	8,547
Trading securities	20	80
Mortgage loans on real estate, at cost	388	390
Investment real estate, at book value	5,757	5,745
Policy loans	1,223	1,244
Company owned life insurance	5,777	5,660
Other invested assets	3,886	3,929
Total Investments	102,922	101,972
Cash	2,243	3,393
Accrued investment income	835	706
Policy receivables and agents' balances, net	8,669	8,805
Reinsurance recoverable	2,670	2,778
Deferred policy acquisition costs	9,533	9,558
Property and equipment, net	2,527	2,528
Accrued income tax recoverable	1,640	1,669
Other assets	1,067	1,045
Total Assets	$132,106	$132,454

LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$13,255	$14,386
Accident and health benefit and loss reserves	2,131	2,122
Life and annuity benefit and loss reserves	29,638	29,605
Unearned premiums	24,798	25,232
Policy and contract claims	676	652
Other policyholder funds	1,424	1,408
Short-term notes payable	700	485
Long-term debt	12,372	12,372
Deferred income tax liability	269	86
Other liabilities	8,182	8,091
Total Liabilities	93,445	94,439
Contingencies
Shareholders' equity
Common stock	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	4,002	3,640
Retained earnings	27,241	26,957
Total Shareholders' Equity	38,661	38,015
Total Liabilities and Shareholders' Equity	$132,106	$132,454

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Quarter Ended
	March 31,
	2012	2011
REVENUES
Net premiums earned	$13,496	$14,870
Net investment income	1,135	1,142
Net realized investment gains	206	770
Other income	197	255
Total revenues	15,034	17,037
EXPENSES
Policyholder benefits paid	7,845	9,322
Policy acquisition costs	2,772	2,924
General expenses	3,077	2,563
Taxes, licenses and fees	492	480
Interest expense	292	285
Total expenses	14,478	15,574

Income Before Income Taxes	556	1,463

INCOME TAX (BENEFIT) EXPENSE
Current	28	350
Deferred	(3)	118
	25	468

Net Income	$531	$995

EARNINGS PER COMMON SHARE	$0.22	$0.40

DIVIDENDS DECLARED PER SHARE	$0.10	$0.15

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Net income:	$531	$995

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities	277	(180)
Unrealized gain on interest rate swap	85	48

Other comprehensive income (loss), net of tax	362	(132)

Comprehensive income	$893	$863

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share amounts)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital

Balance at December 31, 2011	$38,015	$26,957	$3,640	$2,467	$4,951

Comprehensive income
Net income three months ended 3/31/2012	531	531
Other comprehensive income, net of tax
Unrealized gain on securities, net of reclassification adjustment of $136	277		277
Unrealized gain on interest rate swap	85		85

Total comprehensive income	893

Cash dividends	(247)	(247)

Balance at March 31, 2012 (Unaudited)	$38,661	$27,241	$4,002	$2,467	$4,951

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Quarter Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$531	$995
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in accrued investment income	(129)	(3)
Change in reinsurance recoverable	108	62
Change in deferred policy acquisition costs	25	(31)
Change in accrued income tax recoverable	29	111
Change in deferred income taxes	(3)	118
Depreciation expense	127	93
Change in policy liabilities and claims	(1,383)	583
Other, net	(106)	(1,247)
Net cash (used in) provided by operating activities	(801)	681

Cash Flows from Investing Activities
Cost of investments acquired	(8,910)	(8,172)
Sale and maturity of investments	8,674	10,050
Purchase of property and equipment	(97)	(12)
Net cash (used in) provided by investing activities	(333)	1,866

Cash Flows from Financing Activities
Change in other policyholder funds	16	17
Change in short-term notes payable	215	(500)
Dividends paid	(247)	(370)
Net cash used in financing activities	(16)	(853)

Net change in cash and cash equivalents	(1,150)	1,694

Cash and cash equivalents, beginning of period	3,393	1,572

Cash and cash equivalents, end of period	$2,243	$3,266

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and  NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega) .  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  All significant intercompany transactions and accounts have been eliminated.  The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which includes information and disclosures not presented herein.

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

Recently Adopted Accounting Standards

Presentation of Comprehensive Income
In June and December 2011, the Financial Accounting Standards Board (FASB) issued guidance amending the presentation of comprehensive income and its components. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements.  The Company adopted the new guidance in the first quarter of 2012.  The Company opted to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate but consecutive statements. The Unaudited Condensed Consolidated Financial Statements included herein reflect the adoption of this updated guidance. The new guidance affects presentation only and therefore had no impact on the Company's results of operations or financial position.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts.  The guidance specifies that the costs must be directly related to the successful acquisition of insurance contracts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs ("DAC") only when the direct-response advertising accounting criteria are met.  Under the new guidance, only acquisition costs associated with "successful sales" are allowed to be deferred. Successful sales ratios will be reviewed quarterly and the new guidance will reduce the amount of acquisition cost that can be deferred to future periods. The Company adopted the new guidance on a prospective basis as of January 1, 2012.

Amendments to Fair Value Measurement and Disclosure Requirements
In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures.  The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011.  The adoption of this guidance as of January 1, 2012 had no impact on the Company's results of operations or financial position. The expanded disclosures required by this guidance are included in Note 9.

Accounting Changes Not Yet Adopted

Disclosures about Offsetting Assets and Liabilities for Financial Instruments and Derivative Instruments
In December 2011, the FASB issued guidance requiring expanded disclosures, including both gross and net information, for financial instruments and derivative instruments that are either offset in the reporting entity's financial statements or those that are subject to an enforceable master netting arrangement or similar agreement.  The guidance is effective for reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively.  The new guidance affects disclosures only and will have no impact on the Company's results of operations or financial position.

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

Under the catastrophe reinsurance program, the Company retains the first $4 million in losses from each event.  Reinsurance is maintained in four layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	95% of $6,000,000 in excess of $4,000,000
Second Layer	95% of $7,500,000 in excess of $10,000,000
Third Layer	100% of $25,000,000 in excess of $17,500,000
Fourth Layer	100% of $30,000,000 in excess of $42,500,000

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

NOTE 3 – CALCULATION OF EARNINGS PER SHARE

Earnings per share were based on net income divided by the weighted average common shares outstanding.  The weighted average number of shares outstanding for the three month periods ending March 31, 2012 and March 31, 2011 were 2,466,600.

NOTE 4 – CHANGES IN SHAREHOLDERS' EQUITY

During the three month periods ended March 31, 2012 and March 31, 2011, there were no changes in shareholders' equity except for a net income of $531,000 and $995,000, respectively; dividends paid of $247,000 in 2012 and $370,000 in 2011; changes in accumulated other comprehensive income, net of applicable taxes, of $362,000 in 2012 and $132,000 in 2011.  Other comprehensive income consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

NOTE 5 – INVESTMENTS

The amortized cost and aggregate fair values of investments in securities are as follows:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$26,509	$1,585	$184	$27,910
Trust preferred securities	537	—	9	528
Mortgage backed securities	6,539	243	44	6,738
Private label mortgage backed securities	9,018	184	31	9,171
Obligations of states and political subdivisions	16,815	984	22	17,777
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	11,487	433	50	11,870
Total fixed maturities	70,905	3,429	340	73,994
Equity securities	4,931	4,582	542	8,971
Total	$75,836	$8,011	$882	$82,965
Held-to-maturity securities:
Mortgage backed securities	$1,831	$118	$—	$1,949
Private label mortgage backed securities	47	1	—	48
Obligations of states and political subdivisions	815	32	—	847
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	213	18	—	231
Total	$2,906	$169	$—	$3,075

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$19,907	$1,340	$267	$20,980
Trust preferred securities	537	—	58	479
Mortgage backed securities	7,587	307	23	7,871
Private label mortgage backed securities	9,716	199	62	9,853
Obligations of states and political subdivisions	18,355	1,142	15	19,482
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	13,878	534	3	14,409
Total fixed maturities	69,980	3,522	428	73,074
Equity securities	4,931	4,206	590	8,547
Total	$74,911	$7,728	$1,018	$81,621
Held-to-maturity securities:
Mortgage backed securities	$2,026	$125	$—	$2,151
Private label mortgage backed securities	55	1	—	56
Obligations of states and political subdivisions	996	50	—	1,046
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	226	18	—	244
Total	$3,303	$194	$—	$3,497

The amortized cost and aggregate fair value of debt securities at March 31, 2012, by contractual maturity, are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$927	$950
Due after one year through five years	13,127	13,953
Due after five years through ten years	21,857	23,232
Due after ten years	34,994	35,859

Total	$70,905	$73,994
Held-to-maturity securities:
Due in one year or less	$300	$301
Due after one year through five years	516	547
Due after five years through ten years	578	619
Due after ten years	1,512	1,608

Total	$2,906	$3,075

A summary of securities available-for-sale with unrealized losses as of March 31, 2012 and December 31, 2011 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$8,027	$127	$1,743	$57	$9,770	$184	22
Trust preferred securities	—	—	528	9	528	9	1
Mortgage backed securities	1,415	44	—	—	1,415	44	4
Private label mortgage backed securities	1,026	1	1,267	30	2,293	31	6
Obligations of state and political subdivisions	90	15	917	7	1,007	22	4
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	2,569	50	—	—	2,569	50	6
Equity securities	91	8	948	534	1,039	542	5
	$13,218	$245	$5,403	$637	$18,621	$882	48

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$4,703	$166	$899	$101	$5,602	$267	15
Trust preferred securities	479	58	—	—	479	58	1
Mortgage backed securities	883	21	198	2	1,081	23	3
Private label mortgage backed securities	1,860	15	1,094	47	2,954	62	9
Obligations of state and political subdivisions	—	—	1,803	15	1,803	15	5
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	260	3	—	—	260	3	1
Equity securities	391	49	802	541	1,193	590	6
	$8,576	$312	$4,796	$706	$13,372	$1,018	40

There were no securities held-to-maturity with unrealized losses as of March 31, 2012 and December 31, 2011.

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and less than 4% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the quarter ended March 31, 2012, the Company realized no additional other-than-temporary impairments.  The single largest accumulated loss was in the equity portfolio and totaled $499,000.  The second largest loss position was in the bond portfolio and totaled $33,000.  The third largest loss position was in the equity portfolio and totaled $31,000.

For the year ended December 31, 2011, the Company realized $398,000 in other-than-temporary impairments.   The single largest accumulated loss was in the equity portfolio and totaled $501,000.  The second largest loss position was in the bond portfolio and totaled $70,000.  The third largest loss position was in the bond portfolio and totaled $58,000.
An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)
	Quarter Ended March 31, 2012	Year Ended December 31, 2011
	(unaudited)
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$419	$1,792
Deferred income tax	(142)	(534)
Net change in unrealized appreciation on available-for-sale securities	$277	$1,258

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company incurred $6,000 in interest and penalties as of March 31, 2012 and and $1,000 as of December 31, 2011. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2007. Tax returns have been filed through the year 2010. Extensions have been filed for 2011 tax returns.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax liability positions of $269,000 at March 31, 2012 and $86,000 at December 31, 2011.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
General insurance expenses	$1,719	$1,576
Unearned premiums	1,684	1,714
Claims liabilities	258	271
NOL carry forward	1,248	1,363
Other-than-temporary impairments on securities owned	257	258
Unrealized loss on interest rate swaps	363	407
Deferred tax assets	5,529	5,589

Depreciation	(134)	(144)
Deferred policy acquisition costs	(3,241)	(3,250)
Unrealized gains on securities available-for-sale	(2,423)	(2,281)
Deferred tax liabilities	(5,798)	(5,675)

Net deferred tax liability	$(269)	$(86)

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	For the three-months ended March 31,
	2012	2011
Deferred policy acquisition costs	$(9)	$158
Other-than-temporary impairments	1	(34)
Trading securities	—	10
Unearned premiums	30	4
General insurance expenses	(143)	(8)
Depreciation	(10)	(9)
Claim liabilities	13	(3)
NOL carry forward	115	—

Deferred income tax (benefit) expense	$(3)	$118

Total income tax expense varies from amounts computed by applying current federal income tax rates to income before income taxes.  The reason for these differences and the approximate tax effects are as follows (dollars in thousands):

	For the three-months ended March 31,
	2012	2011
Federal income tax rate applied to pre-tax income	$189	$497
Dividends received deduction and tax-exempt interest	(47)	(50)
Company owned life insurance	(40)	(22)
Small life deduction	(55)	(110)
Other, net	(22)	153

Federal income tax expense	$25	$468

NOTE 7 –NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable consisted of the following as of March 31, 2012 and December 31, 2011:

	(Dollars in thousands)
	2012	2011
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor. Interest payments due quarterly. Unsecured.	$700	$485

Long-term debt consisted of the following as of March 31, 2012 and December 31, 2011:

	(Dollars in thousands)
	2012	2011

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	$9,279	$9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$12,372	$12,372

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

The swaps entered into in 2007, 2009 and 2010 have fair values of $34,000 (liability), $367,000 (liability) and $667,000 (liability), respectively, for a total liability of $1,068,000 at March 31, 2012 ($1,196,000 at December 31, 2011).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation gain of $85,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation loss of $640,000 was included in accumulated other comprehensive income related to the swap at December 31, 2011.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has securities on deposit with fair market values of $1,194,000 (all of which is posted as collateral). At December 31, 2011, the Company has cash collateral on deposit of $310,000 in addition to securities on deposit with fair market values of $877,000, all of which is posted as collateral. See Note 9 for additional information about the interest rate swaps.

In January 2012, the Company renewed an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  As of March 31, 2012, $700,000 was drawn on this line ($485,000 at December 31, 2011).

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

The Company has been sued in a putative class action in the State of Alabama. The Plaintiff alleges entitlement to, but did not receive, payment for general contractor overhead and profit (“GCOP”) in the proceeds received from the Company concerning the repair of the Plaintiff's home. Plaintiff alleges that said failure to include GCOP is a material breach by the Company of the terms of its contract of insurance with Plaintiff and seeks monetary damages in the form of contractual damages. A class certification hearing was held on March 1, 2010 with the trial court taking the Plaintiff's motion for class certification under advisement. On May 10, 2010, the trial court issued its ruling granting Plaintiff's motion to certify the class. The Company filed its Appellant Brief on October 5, 2010. The Company denies Plaintiff's allegations and intends to vigorously defend this lawsuit.  On November 18, 2011, the Supreme Court of Alabama ruled the trial court exceeded its discretion in granting Plaintiff's motion for class certification. Accordingly, the Alabama Supreme Court vacated the trial court's order granting class certification and remanded this case for proceedings consistent with the opinion. On May 2, 2012, this matter was settled and a Joint Stipulation for Dismissal with Prejudice was submitted to the trial court effectively ending this litigation.

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

The Purchaser has alleged that Mobile Attic's assets were misstated on its audited financial statements, which were physically attached as schedules to the Stock Purchase Agreement. The Sellers further warranted and represented that those financial statements were a correct statement of Mobile Attic's financial condition. The Stock Purchase Agreement also contained an indemnification clause under which the Company agreed to be jointly and severally liable with the other Sellers (whom the Company believes have limited resources) for all losses suffered by Purchaser as a result of any breach of the warranties and representations regarding Mobile Attic's financial condition.  Purchaser claims that such losses should the value paid for the stock of Mobile Attic, Inc., the losses suffered on the assumption of Mobile Attic's bank loan, the operating losses funded by Purchaser after the stock purchase, and attorneys' fees incurred by Purchaser to enforce its claim for indemnity.

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

On August 13, 2009, the Court granted the Company's motion to intervene.  At the request of the Court, each party filed an amended complaint on or before August 23, 2010.  The Purchaser has asserted counterclaims against the Company seeking indemnification of Purchaser's losses and damages as a result of the breach of representations and warranties regarding Mobile Attic's financial condition, as set forth in the Stock Purchase Agreement.

The Company has denied the allegations supporting Purchaser's claims.  The financial records of Mobile Attic have been in the possession of Purchaser since Purchaser acquired the stock of Mobile Attic in early 2007 and are only available to the Company through discovery in the litigation.  The Company actively conducted discovery in defense of Purchaser's claims and has requested Purchaser to provide the financial information supporting the allegations made in its complaint.  Fact-based and expert discovery has concluded, but pre-trial investigation continues with the case set for trial in June 2012. The Company believes that the Purchaser's claim for damages is unreasonable and excessive even if the Purchaser is able to prove that certain assets were overstated in Mobile Attic's financial statements.  The Company believes that if any damages are applicable due to any alleged breach of warranty in the Stock Purchase Agreement, those damages are limited to a diminished value of the stock price paid by the Purchaser. The Company has filed motions for summary judgment requesting a court ruling, among others, as to how damages should be measured as a matter of law. On April 24, 2012, the Court heard oral arguments on the motions for summary judgment and took the matter under advisement. Given the difficulty in obtaining access to the Mobile Attic financial records, continuing pre-trial investigation, and the outstanding legal issues, the Company is unable to predict the amount of the ultimate liability that the Company may have if the Purchaser is successful in this litigation.  Management has recorded an estimate of aggregate litigation related defense costs associated with these actions as of March 31, 2012 and December 31, 2011, and the amounts are included in other liabilities in the accompanying condensed consolidated financial statements.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$27,910	$—	$27,910	$—
Trust preferred securities	528	—	528	—
Mortgage backed securities	6,738	—	6,738	—
Private label mortgage backed securities	9,171	—	9,171	—
Obligations of states and political subdivisions	17,777	—	17,777	—
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies	11,870	11,870	—	—
Trading securities	20	20	—	—
Equity securities available-for-sale	8,971	8,329	—	642
Total Financial Assets	$82,985	$20,219	$62,124	$642
Financial Liabilities
Interest rate swap	$1,068	$—	$—	$1,068
Total Financial Liabilities	$1,068	$—	$—	$1,068

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.
Fixed maturities available-for-sale—The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs.
Trading securities—Trading securities consist primarily of mutual funds whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities” and “Derivative Instruments.”
Equity securities—Equity securities consist principally of investments in common and preferred stock of publicly traded companies and privately traded securities. The fair values of our publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for our privately traded equity securities require a substantial level of judgment. Privately traded equity securities are classified within Level 3.
Interest rate swaps—Interest rate swaps are recorded at fair value either as assets, within other assets or as liabilities, within other liabilities. The fair values of our interest rate swaps are provided by a third party broker and are classified within Level 3.
As of March 31, 2012, Level 3 fair value measurements of assets include $642,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of March 31, 2012, Level 3 fair value measurements of liabilities include $1,068,000 net fair value of various interest rate swaps whose value is based on analysis provided by a third party broker. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swaps is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2012:

For the quarter ended March 31, 2012	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$642	$(1,196)
Total gains or losses (realized and
unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	128
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$642	$(1,068)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2012:	$—	$—

For the quarter ended March 31, 2012, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

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

Debt—the carrying amount is a reasonable estimate of fair value.

The carrying amount and estimate fair value of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are as follows:

	In Thousands of Dollars
	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$388	$388	$390	$390
Policy loans	1,223	1,223	1,244	1,244
Company owned life insurance	5,777	5,777	5,660	5,660
Other invested assets	3,886	3,886	3,929	3,929

Liabilities and related instruments
Other policyholder funds	1,424	1,424	1,408	1,408
Short-term debt	700	700	485	485
Long-term debt	12,372	12,372	12,372	12,372

NOTE 10 – SEGMENTS

The Company’s property and casualty insurance operations comprise one business segment.  The property and casualty insurance segment consists of seven lines of business:  dwelling fire and extended coverage, homeowners (including mobile homeowners), ocean marine, other liability, private passenger auto liability, commercial auto liability and auto physical damage.  Management organizes the business utilizing a niche strategy focusing on lower valued dwellings as well as non-standard automobile products.  Our chief decision makers (President, Chief Financial Officer and Chief Executive Officer) review results and operating plans making decisions on resource allocations on a company-wide basis.  The Company’s products are primarily produced through agents within the states in which we operate.  The Company’s life and accident and health operations comprise the second business segment.  The life and accident and health insurance segment consists of two lines of business: traditional life insurance and accident and health insurance. Premium revenues and operating income by industry segment for the quarters ended March 31, 2012 and 2011 (unaudited) are summarized below (dollars in thousands):

Quarter ended March 31, 2012	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$13,496	$11,744	$1,752	$—
Net investment income	1,135	611	508	16
Net realized investment gains	206	132	72	2
Other income	197	196	1	—
	15,034	12,683	2,333	18
BENEFITS AND EXPENSES
Policyholder benefits paid	7,845	6,413	1,432	—
Policy acquisition costs	2,772	2,544	228	—
General and administrative expenses	3,077	1,829	448	800
Taxes, licenses and fees	492	430	62	—
Interest expense	292	—	19	273
	14,478	11,216	2,189	1,073
Income Before Income Taxes	$556	$1,467	$144	$(1,055)

Quarter ended March 31, 2011	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$14,870	$13,001	$1,869	$—
Net investment income	1,142	627	497	18
Net realized investment gains	770	386	354	30
Other income	255	255	—	—
	17,037	14,269	2,720	48
BENEFITS AND EXPENSES
Policyholder benefits paid	9,322	7,811	1,511	—
Policy acquisition costs	2,924	2,740	184	—
General and administrative expenses	2,563	1,451	580	532
Taxes, licenses and fees	480	360	120	—
Interest expense	285	—	15	270
	15,574	12,362	2,410	802
Income (Loss) Before Income Taxes	$1,463	$1,907	$310	$(754)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three month period ended March 31, 2012 and 2011, respectively:

	Quarter Ended
	March 31,
	2012	2011
Premiums written:
Life, accident and health operations:
Traditional life insurance	$1,210	$1,305
Accident and health insurance	464	484
Total life, accident and health	1,674	1,789

Property and Casualty operations:
Dwelling fire & extended coverage	6,927	6,697
Homeowners (Including mobile homeowners)	5,487	6,007
Ocean marine	84	119
Other liability	357	334
Private passenger auto liability	69	854
Commercial auto liability	6	119
Auto physical damage	36	336
Total property and casualty	12,966	14,466

Gross premiums written	14,640	16,255
Reinsurance premium ceded	(1,683)	(1,529)

Net premiums written	$12,957	$14,726

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three month periods ended March 31, 2012 and 2011, respectively:

	Quarter Ended
	March 31,
	2012	2011
Premiums earned:
Life, accident and health operations:
Traditional life insurance	$1,288	$1,386
Accident and health insurance	464	483
Total life, accident and health	1,752	1,869

Property and Casualty operations:
Dwelling fire & extended coverage	6,547	6,499
Homeowners (Including mobile homeowners)	5,904	6,244
Ocean marine	268	319
Other liability	340	310
Private passenger auto liability	235	756
Commercial auto liability	6	119
Auto physical damage	107	297
Total property and casualty	13,407	14,544

Gross premiums earned	15,159	16,413
Reinsurance premium ceded	(1,663)	(1,543)

Net premiums earned	$13,496	$14,870

NOTE 11 – PREFERRED AND COMMON STOCK

The table below provides information regarding the Company's preferred and common stock as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,466,600	2,466,600	3,000,000	2,466,600	2,466,600

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of March 31, 2012, and condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011, and the related condensed consolidated statement of shareholders' equity for the three-month period ended March 31, 2012.   These condensed consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2011, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Birmingham, Alabama
May 14, 2012

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of March 31, 2012, compared with December 31, 2011 and its results of operations and cash flows for the quarter ending March 31, 2012, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The reader is assumed to have access to the Company’s 2011 Annual Report.  This discussion should be read in conjunction with the Annual Report and with condensed consolidated financial information on pages 4 through 25 of this form 10-Q.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in eleven states with just under 48.3% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 87.0% of total insurance premium revenue during the first three months of 2012.  Revenue generated from the life segment accounted for 13.0% of total insurance premium revenue.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947 and is the oldest subsidiary of the Company.  The premium revenue produced in NSIC from the traditional life products and accident and health products accounted for 9.6% and 3.5%, respectively, of total premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina and Texas.

Omega One Insurance Company (Omega) is a property and casualty insurance company incorporated in 1992.  Omega is a wholly owned subsidiary of National Security Fire and Casualty Company (NSFC) and is the smallest of the insurance subsidiaries, accounting for approximately 4.1% of consolidated premium revenue.  Omega is licensed and underwrites property and casualty insurance in the states of Alabama and Louisiana.  There is no material product differentiation between those products underwritten by NSFC and Omega as both primarily underwrite personal lines of insurance.

National Security Fire and Casualty Company (NSFC) is a property and casualty insurance company and is the largest of the insurance subsidiaries, accounting for over 82.9% of total premium revenue of the Company.  NSFC operates primarily in the personal lines segment of the property and casualty insurance market.  NSFC has been in operation since 1959.  NSFC is licensed and underwrites property and casualty insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee.  NSFC is licensed, but does not currently underwrite any business, in the states of Kentucky and West Virginia.  NSFC also underwrites insurance on a non-admitted or surplus lines basis in the states of Louisiana, Missouri and Texas.

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

All of our insurance companies have been assigned ratings by A.M. Best.  The property and casualty group has been assigned a group rating of “B++” (Good) with a negative outlook.  In addition, A.M. Best has assigned an issuer credit rating of “bbb” with a negative outlook.  NSFC, the largest of the insurance subsidiaries, carries the same A.M. Best ratings as the group.  Omega carries an A.M. Best rating of “B+” (Good) with a stable outlook and an issuer credit rating of “bbb-” with a stable outlook.  The life insurance subsidiary, NSIC, has been assigned a rating of “B” (Fair) with a stable outlook and an issuer credit ratio of “bb+” with a stable outlook.  All ratings are reviewed at least annually by A.M. Best with the latest ratings effective date of December 19, 2011.

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

CONSOLIDATED RESULTS OF OPERATIONS

Summary:

The Company ended the first quarter of 2012 with net income of $531,000 compared to net income of $995,000 for the same period last year; a decrease of 46.6%. For the three-months ended March 31, 2012, the Company had net income per share of $0.00 compared to net income per share of $0.00 for the three-months ended March 31, 2011. The primary reasons for the $464,000 decrease in net income in the current year compared to the prior year were a 73.3% decrease in net realized investment gains in addition to a 20.1% increase in general expenses. For the three-months ended March 31, 2012, net realized investment gains were $206,000 compared to $770,000 for the same period last year. The decrease in realized investment gains was primarily associated with a decline in trading activity in the investment portfolios. General expenses were up $514,000 ending the first quarter of 2012 at $3,077,000 compared to $2,563,000 for the first quarter of 2011. The increase in general expenses was primarily due to litigation expenses incurred at the holding company level, which further reduced net income in 2012 compared to 2011.

The P&C segment is primarily comprised of personal lines insurance products consisting of dwelling fire, homeowners and personal automobile lines of business. While the Company does maintain a small portion of commercial business (ocean marine and commercial automobile), these lines of business contributed only 2.3% and 3.4%, respectively of total earned premium for the P&C segment in 2012 and 2011 and, therefore, are not separately distinguished from the personal lines in this discussion.

Policyholder benefits paid (claims) were $7,845,000 (58.2% of net premiums earned) for the three-months ended March 31, 2012 compared to $9,322,000 (62.7% of net premiums earned) for the same period last year. Policyholder benefits paid were down $1,477,000 or 15.9% for the first quarter of 2012 compared to the same period last year. The primary reason for the 4.5 percentage point decline in the loss ratio was a reduction in incurred losses and loss adjustment expenses (LAE) from our automobile programs which were discontinued in the fourth quarter of 2011. Incurred losses and LAE from the automobile programs decreased $714,000; accounting for 48.3% of the total decline in claims in 2012 compared to 2011.

Shareholders’ equity as of March 31, 2012 was $38,661,000, up $646,000 compared to $38,015,000 as of December 31, 2011. Book value per share increased $0.26 per share for the period ended March 31, 2012 to $15.67 per share compared to $15.41 per share at December 31, 2011. Factors contributing to the change in equity were a year to date net income of $531,000, increase in market values of fixed maturities and equity securities of $277,000, a net gain on interest rate swaps of $85,000 and dividends paid of $247,000.

Premium Revenue:

The table below provides earned premium revenue by segment for the quarter ended March 31, 2012 and 2011:

	Quarter Ended		Percent
	2012	2011	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$1,288,000	$1,386,000	(7.1)%
Accident and health insurance	464,000	483,000	(3.9)%
Total life, accident and health	1,752,000	1,869,000	(6.3)%

Property and Casualty operations:
Dwelling fire & extended coverage	6,547,000	6,499,000	0.7%
Homeowners (Including mobile homeowners)	5,904,000	6,244,000	(5.4)%
Ocean marine	268,000	319,000	(16.0)%
Other liability	340,000	310,000	9.7%
Private passenger auto liability	235,000	756,000	(68.9)%
Commercial auto liability	6,000	119,000	(95.0)%
Auto physical damage	107,000	297,000	(64.0)%
Reinsurance premium ceded	(1,663,000)	(1,543,000)	7.8%
Total property and casualty	11,744,000	13,001,000	(9.7)%

Total earned premium revenue	$13,496,000	$14,870,000	(9.3)%

Consolidated premium revenue was $13,496,000 for the quarter-ended March 31, 2012 compared to $14,870,000 for the same period last year; a decrease of $1,374,000 or 9.2%. In late 2011, we made the decision to exit all automobile lines of business due to a lack of underwriting profitability in these programs. Due to this decision, the automobile programs are now in runoff which has resulted in an $824,000 decline in earned premium for all automobile lines, accounting for 60% of the total decline in premium revenue. Our homeowners line of business was the next most significant contributor to the decline in premium revenue. In an effort to improve profitability in the homeowners line of business, we have tightened underwriting guidelines in several states, which contributed to a 5.4% decline in homeowners earned premium for the first quarter of 2012 compared to the same period last year. The decline in homeowners premium revenue of $339,000 accounted for 24.7% of the total decline in consolidated premium revenue.

Investment income:

Investment income decreased $7,000 to $1,135,000 for the quarter-ended March 31, 2012 from $1,142,000 for the same period last year.  A decrease in average invested assets in the first quarter of 2012 compared to the first quarter of 2011 was the primary factor contributing to the moderate decline in investment income.

Realized investment gains and losses:

For the quarter-ended March 31, 2012, realized investment gains totaled $206,000 compared to $770,000 for the same period last year; a decrease of $564,000.  Realized investment gains and losses in the life and P&C segments are primarily related to the sale of bonds and common stock investments. The decline in realized capital gains is primarily associated with a decline in trading activity in the investment portfolios.

Other income:

Other income was $197,000 for the period ended March 31, 2012 compared to $255,000 for the period ended March 31, 2011; a decrease of 22.8%.  Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.  Due to the discontinuance of the automobile program, billing, payment and policy fees decreased $58,000; this decrease was the primary reason for the overall reduction in other income for the current year.

Policyholder benefits paid:

Policyholder benefits (claims) as a percent of net premiums earned were 58.2% for the three-months ended March 31, 2012 compared to 62.7% for the three-months ended March 31, 2011. Policyholder benefits for the quarter-ended March 31, 2012 were $7,845,000 compared to $9,322,000 for the same period last year; a decrease of 15.8%. The $1,477,000 decrease in claims was primarily associated with declines in year to date losses and LAE incurred in the P&C segment. Year to date incurred losses and LAE in the P&C segment decreased $1,417,000 in 2012 compared to 2011 and accounted for 96.0% of the total reduction in claims of the Company.

The primary reason for the decrease in P&C segment year to date incurred losses and LAE was the discontinuance of the automobile programs. For the quarter-ended March 31, 2012, incurred losses and incurred LAE in the automobile programs totaled $428,000 compared to $1,142,000 for the same period last year; a decrease of $714,000 or 62.5%. The reduction in claims from the automobile programs accounted for 48.3% of the total decrease in claims in 2012 compared to 2011. While the discontinuance of the programs will continue to contribute to premium revenue declines, it is expected to positively impact the overall underwriting results going forward.

Another factor contributing to the decrease in incurred losses and incurred LAE for the quarter-ended March 31, 2012 compared to the quarter-ended March 31, 2011 was a decrease in fire losses in the P&C segment. Year to date fire losses were down $295,000 in 2012 compared to the same period last year. While the severity per claim remained comparable for both years, the frequency decreased by 25 claims in the first quarter of 2012 compared to the first quarter of 2011.

Although claims were down $1,477,000 in 2012 compared to 2011, the P&C segment was impacted by two storm systems classified as "catastrophes" by Property Claims Service (PCS) [referred to as cat events throughout the remainder of this discussion] during the first quarter of 2012. PCS generally deems a cat event to be a single storm system or other natural disaster which causes in excess of $25 million in industry losses. Wind and hail claims incurred from cat events contributed $480,000 to year to date incurred losses and LAE and added 4.1 percentage points to the current year loss ratio. In comparison, the P&C segment was impacted by five cat events during the first quarter of 2011, but the events were relatively minor for us, totaling only $207,000 in incurred losses and incurred LAE and adding 1.6 percentage points to the prior year loss ratio.

Policy acquisition cost:

For the three-months ended March 31, 2012, policy acquisition costs were $2,772,000 compared to $2,924,000 for the same period last year. Policy acquisition costs were 20.6% of premium revenue for the first quarter of 2012 compared to 19.7% for the same period last year. The slight increase was primarily associated with an increase in accrual estimates for agent contingent commission payments.

General Expenses:

General expenses were up $514,000 for the quarter-ended March 31, 2012 at $3,077,000 compared to $2,563,000 for the same period last year.  One primary reason for the increase was related to litigation expenses in our holding company. Litigation expenses were $589,000 through March 31, 2012 compared to $307,000 for the same period last year; an increase of $282,000 [See Note 8 to the condensed consolidated financial statements for further discussion regarding litigation]. The remainder of the increase in general expenses was related to various non-recurring expenses in the P&C segment.e

Taxes, licenses and fees:

Taxes, licenses and fees for the three-months ended March 31, 2012 and 2011 were $492,000 and $480,000, respectively.  Taxes, licenses and fees as a percentage of earned premiums were 3.7% for the quarter-ended March 31, 2012 and 3.3% for the same period last year.

Interest expense:

Interest expense was comparable at $292,000 through March 2012 compared to $285,000 for the same period last year.

Income taxes:

For the period ended March 31, 2012 and 2011, income tax expense was $25,000 and $468,000, respectively. The primary components which reduced income tax expense in 2012 were the small life deduction, tax-exempt interest, dividends received deduction and company owned life insurance which reduced expenses $55,000, $39,000, $8,000 and $40,000, respectively. Income tax expense was composed of current taxes totaling $28,000 and $350,000 for the first three months of 2012 and 2011, respectively, while deferred tax (benefit)/expense totaled $(3,000) and $118,000, for the same periods, respectively.

Net income:

The Company ended the first three months of 2012 with year to date net income of $531,000 compared to net income of $995,000 for the same period last year. As mentioned previously, the primary reasons for the $464,000 decrease in net income in 2012 compared to 2011 were a 73.3% decrease in net realized investment gains and a 20.1% increase in general expenses. Realized investment gains were down due to a reduction in sells in the current year compared to the same period last year. In addition, general expenses were up $514,000 or 20.1% primarily due to litigation expenses incurred at the holding company level, which further reduced net income in 2012 compared to 2011.

Liquidity and capital resources:

At March 31, 2012, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $38,661,000 up $646,000 compared to $38,015,000 at December 31, 2011.  Components of the change in equity were a net income of $531,000, net unrealized gains on investments of $277,000 and a net unrealized gain of $85,000 related to interest rate swaps and cash dividends paid totaling $247,000.

The Company has $12,372,000 in debt outstanding consisting of long-term debt from the proceeds of two separate trust preferred securities issuances, the latest of which totaled $3,000,000 and was completed in June 2007.  The Company has an operating line of credit to allow flexibility with respect to cash management at the holding company level.  The outstanding balance on the line, at March 31, 2012, was $700,000.

The Company had $2,243,000 in cash and cash equivalents at March 31, 2012, compared to $3,266,000 at March 31, 2011.   Cash used in operations in the first quarter of 2012 totaled $801,000 compared to cash provided in the same period last year totaling $681,000. A reduction in net income coupled with an increase in claim liabilities during the first quarter of 2012 was the primary reason for the negative operating cash flow in the first quarter of 2012.

Net cash used in investing activities totaled $333,000 in the first quarter of 2012 compared to cash provided of $1,866,000 in first quarter of last year. A slight increase in new investments in the first quarter of 2012 was the primary reason for the net use of cash in the first quarter of 2012. The increased net cash provided in the first quarter of 2011 was primarily associated with timing differences in the reinvestment of portfolio maturities and resulted in a higher cash balance as of March 31, 2011 compared to March 31, 2012. Virtually all cash maintained at March 31, 2012 was held by the insurance subsidiaries.

The Company's liquidity requirements are primarily met by funds provided from operations of the insurance subsidiaries. The Company receives funds from its subsidiaries through payments for federal income taxes and reimbursement of expenses incurred at the corporate level for the subsidiaries.  These funds are used to pay stockholder dividends, interest on debt, corporate administrative expenses, federal income taxes, and for funding investments in subsidiaries. The Company maintains minimal liquidity in order to maximize liquidity within the insurance subsidiaries in order to support ongoing insurance operations. The Company has no separate source of revenue other than dividends and fees from the insurance subsidiaries. Also, dividends from the insurance subsidiaries are subject to regulatory restrictions and, therefore, are limited depending on capital levels and earnings of the subsidiaries.

Our P&C segment, which composes the largest segment of our insurance operations, incurred substantial operating losses in 2011. These operating losses contributed to a decline of over 16% in capital levels in the segment. These reduced capital levels, while adequate to operate our existing business, have substantially reduced our ability to pay dividends upstream to the holding company in the near term. Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the Consolidated Financial Statements filed in the 2011 Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2012 is limited to $1,039,000 in the life insurance subsidiary and $2,546,000 in the property/casualty insurance subsidiary.

Regulators consider dividends paid within the preceding twelve months when calculating evaluating the available dividend. As of March 31, 2012, the total amount available to dividend up to the holding company was $2,185,000 ($739,000 in the life insurance subsidiary and $1,446,000 in the property/casualty insurance subsidiary). The payment of any subsidiary dividend requires prior notice to the regulatory authorities who may disallow the dividend if, in their judgment, payment of the dividend would have an adverse effect on the surplus of the subsidiary.

As disclosed in Note 8 to these Condensed Consolidated Financial Statements regarding contingencies, the Company is involved in litigation related to the sale of Mobile Attic, Inc. Defense related costs are expected to exceed $2,000,000 before trial, set for June of 2012. This litigation related defense cost has further reduced cash reserves in the holding company. The uncertainty related to the pending litigation could also temporarily impair our ability to raise new debt or equity capital until this matter is resolved. The Company is vigorously defending the allegations raised in this litigation and is unable to determine a potential liability at this time which limits our ability to predict the ultimate impact on our liquidity and capital resources.

The Company filed a claim for coverage under a liability policy having aggregate limits of $5,000,000, but the insurer has denied coverage and no provision for any recovery has been made in the accompanying condensed consolidated financial statements. In the event of an adverse judgment related to the litigation against the Company, we could face limitations in our ability to fund shareholder dividends and service interest payments on outstanding debt.

The Company’s subsidiaries require cash in order to fund policy acquisition costs, claims, other policy benefits, interest expense, general expenses, and dividends to the Company.  Premium and investment income, as well as maturities, calls, and sales of invested assets, provide the primary sources of cash for both subsidiaries.  A significant portion of the Company’s investment portfolio, which is held by the insurance subsidiaries, consists of readily marketable securities, which can be sold for cash.

Except as discussed above and in Note 8 to these Condensed Consolidated Financial Statements, the Company is unaware of any known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations.  Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

The Company maintains an operating line of credit, with a $700,000 limit, to allow flexibility with respect to cash management at the holding company level. The outstanding balance at March 31, 2012 was $700,000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Under smaller reporting company rules, we are not required to disclose information required under Item 3.  However, in order to provide information to our investors, we have elected to provide information related to market risk.

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk.  Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position.  Investment decisions are made by management and reviewed by the Board of Directors.  Market risk represents the potential for loss due to adverse changes in fair value of securities.  The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk.  The primary risk related to the Company’s equity portfolio is equity price risk.  The Company has not incurred material losses in its investment portfolio in the quarter ended March 31, 2012 related to interest rate changes, defaults on certain securities and changes in value of equity investments.  Changes are discussed in detail under Item 2 of this Form 10-Q.   For further information regarding market risk, reference is made to the Company’s Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three-month period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings
Please refer to Note 8 to the condensed consolidated financial statements included herein, and the 2011 Annual Report filed on Form 10-K.

Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the Company’s annual report for 2011 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5.  Other Information
None

Item 6.  Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended March 31, 2012

Date of Report	Date Filed	Description

January 20, 2012	January 23, 2012	Press release, dated January 23, 2012, issued by The National Security Group, Inc.

March 26, 2012	March 26, 2012	Press release, dated March 26, 2012 issued by The National Security Group, Inc.

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

Dated: May 14, 2012