Form 10-Q
period 2012-06-30
NATIONAL SECURITY GROUP INC
filed 2012-08-07
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Act).  (Check One) :    Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of August 6, 2012, there were 2,466,600 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2012	2011
ASSETS	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2012 - $2,501; 2011 - $3,497)	$2,336	$3,303
Fixed maturities available-for-sale, at estimated fair value (cost: 2012 - $68,936; 2011 -$69,980)	72,446	73,074
Equity securities available-for-sale, at estimated fair value (cost: 2012 - $4,559; 2011 - $4,931)	7,875	8,547
Trading securities	40	80
Mortgage loans on real estate, at cost	386	390
Investment real estate, at book value	5,774	5,745
Policy loans	1,241	1,244
Company owned life insurance	5,831	5,660
Other invested assets	3,848	3,929
Total Investments	99,777	101,972
Cash	6,345	3,393
Accrued investment income	776	706
Policy receivables and agents' balances, net	10,109	8,805
Reinsurance recoverable	1,960	2,778
Deferred policy acquisition costs	9,703	9,558
Property and equipment, net	2,482	2,528
Accrued income tax recoverable	1,496	1,669
Deferred income tax asset	4,282	—
Other assets	1,200	1,045
Total Assets	$138,130	$132,454

LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$12,369	$14,386
Accident and health benefit and loss reserves	2,172	2,122
Life and annuity benefit and loss reserves	29,813	29,605
Unearned premiums	26,906	25,232
Policy and contract claims	686	652
Other policyholder funds	1,429	1,408
Short-term notes payable	625	485
Litigation settlement	13,000	—
Long-term debt	12,372	12,372
Deferred income tax liability	—	86
Other liabilities	8,095	8,091
Total Liabilities	107,467	94,439
Contingencies
Shareholders' equity
Common stock	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	3,557	3,640
Retained earnings	19,688	26,957
Total Shareholders' Equity	30,663	38,015
Total Liabilities and Shareholders' Equity	$138,130	$132,454

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.
THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES
Net premiums earned	$12,533	$13,321	$26,029	$28,191
Net investment income	1,066	1,171	2,201	2,228
Net realized investment gains	865	261	1,071	1,031
Other income	193	256	390	511
Total revenues	14,657	15,009	29,691	31,961
EXPENSES
Policyholder benefits paid	7,976	15,682	15,821	25,004
Policy acquisition costs	2,933	3,071	5,705	5,995
General expenses	1,835	2,418	4,323	4,589
Litigation settlement and defense costs	12,670	482	13,259	789
Taxes, licenses and fees	438	622	930	1,102
Interest expense	288	285	580	570
Total expenses	26,140	22,560	40,618	38,049

Loss Before Income Taxes	(11,483)	(7,551)	(10,927)	(6,088)

INCOME TAX (BENEFIT) EXPENSE
Current	145	(2,515)	173	(2,165)
Deferred	(4,322)	(91)	(4,325)	27
	(4,177)	(2,606)	(4,152)	(2,138)

Net Loss	$(7,306)	$(4,945)	$(6,775)	$(3,950)

LOSS PER COMMON SHARE	$(2.96)	$(2.00)	$(2.75)	$(1.60)

DIVIDENDS DECLARED PER SHARE	$0.10	$0.15	$0.20	$0.30

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss:	$(7,306)	$(4,945)	$(6,775)	$(3,950)

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities	(201)	465	76	285
Unrealized loss on interest rate swap	(244)	(103)	(159)	(55)

Other comprehensive income (loss), net of tax	(445)	362	(83)	230

Comprehensive loss	$(7,751)	$(4,583)	$(6,858)	$(3,720)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital

Balance at December 31, 2011	$38,015	$26,957	$3,640	$2,467	$4,951

Comprehensive income
Net loss six months ended 6/30/2012	(6,775)	(6,775)
Other comprehensive income, net of tax:
Unrealized gain on securities, net of reclassification adjustment of $704	76		76
Unrealized gain on interest rate swap	(159)		(159)

Total comprehensive loss	(6,858)

Cash dividends	(494)	(494)

Balance at June 30, 2012 (Unaudited)	$30,663	$19,688	$3,557	$2,467	$4,951

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(6,775)	$(3,950)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in accrued investment income	(70)	109
Change in reinsurance recoverable	818	(1,832)
Change in deferred policy acquisition costs	(145)	(27)
Change in accrued income tax recoverable	173	(2,604)
Change in deferred income taxes	(4,325)	(27)
Depreciation expense	286	187
Change in policy liabilities and claims	(1,376)	2,195
Change in litigation settlement	13,000	—
Other, net	(1,569)	(1,660)
Net cash provided (used) by operating activities	17	(7,609)

Cash Flows from Investing Activities
Cost of investments acquired	(15,267)	(11,777)
Sale and maturity of investments	18,690	19,847
Purchase of property and equipment	(155)	(31)
Net cash provided by investing activities	3,268	8,039

Cash Flows from Financing Activities
Change in other policyholder funds	21	28
Change in short-term notes payable	140	(325)
Dividends paid	(494)	(740)
Net cash used in financing activities	(333)	(1,037)

Net change in cash and cash equivalents	2,952	(607)

Cash and cash equivalents, beginning of period	3,393	1,572

Cash and cash equivalents, end of period	$6,345	$965

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and  NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega).  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  All significant intercompany transactions and accounts have been eliminated.  The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which includes information and disclosures not presented herein.

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

Under the catastrophe reinsurance program, the Company retains the first $4,000,000 in losses from each event.  Reinsurance is maintained in four layers as follows:

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

NOTE 3 – CALCULATION OF EARNINGS PER SHARE

Earnings per share were based on net income divided by the weighted average common shares outstanding.  The weighted average number of shares outstanding for the three-month and six-month periods ending June 30, 2012 and 2011 were 2,466,600.

NOTE 4 – CHANGES IN SHAREHOLDERS' EQUITY

During the six month periods ended June 30, 2012 and 2011, there were no changes in shareholders' equity except for a net loss of $6,775,000 and $3,950,000, respectively; dividends paid of $494,000 in 2012 and $740,000 in 2011; changes in accumulated other comprehensive loss, net of applicable taxes, $83,000 in 2012 and changes in accumulated other comprehensive income of $230,000 in 2011.  Other comprehensive income/loss consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

NOTE 5 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of June 30, 2012 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$30,876	$1,703	$233	$32,346
Trust preferred securities	537	—	2	535
Mortgage backed securities	6,640	215	22	6,833
Private label mortgage backed securities	8,354	212	5	8,561
Obligations of states and political subdivisions	14,334	1,187	—	15,521
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	8,195	465	10	8,650
Total fixed maturities	68,936	3,782	272	72,446
Equity securities	4,559	3,859	543	7,875
Total	$73,495	$7,641	$815	$80,321

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of June 30, 2012 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,619	$121	$—	$1,740
Private label mortgage backed securities	—	—	—	—
Obligations of states and political subdivisions	515	27	—	542
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	202	17	—	219
Total	$2,336	$165	$—	$2,501

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2011 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$19,907	$1,340	$267	$20,980
Trust preferred securities	537	—	58	479
Mortgage backed securities	7,587	307	23	7,871
Private label mortgage backed securities	9,716	199	62	9,853
Obligations of states and political subdivisions	18,355	1,142	15	19,482
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	13,878	534	3	14,409
Total fixed maturities	69,980	3,522	428	73,074
Equity securities	4,931	4,206	590	8,547
Total	$74,911	$7,728	$1,018	$81,621

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2011 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$2,026	$125	$—	$2,151
Private label mortgage backed securities	55	1	—	56
Obligations of states and political subdivisions	996	50	—	1,046
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	226	18	—	244
Total	$3,303	$194	$—	$3,497
The amortized cost and aggregate fair value of debt securities at June 30, 2012, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,115	$1,134
Due after one year through five years	14,420	15,489
Due after five years through ten years	21,148	22,329
Due after ten years	32,253	33,494

Total	$68,936	$72,446

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	516	544
Due after five years through ten years	473	507
Due after ten years	1,347	1,450

Total	$2,336	$2,501

A summary of securities available-for-sale with unrealized losses as of June 30, 2012, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$8,368	$81	$2,647	$152	$11,015	$233	27
Trust preferred securities	—	—	535	2	535	2	1
Mortgage backed securities	1,155	22	—	—	1,155	22	4
Private label mortgage backed securities	—	—	117	5	117	5	1
Obligations of state and political subdivisions	—	—	—	—	—	—	0
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	608	2	254	8	862	10	3
Equity securities	184	8	1,050	535	1,234	543	5
	$10,315	$113	$4,603	$702	$14,918	$815	41

A summary of securities available-for-sale with unrealized losses as of December 31, 2011, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

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

There were no securities held-to-maturity with unrealized losses as of June 30, 2012 and December 31, 2011.

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

For the quarter ended June 30, 2012, the Company realized no additional other-than-temporary impairments.  The single largest accumulated loss was in the equity portfolio and totaled $498,000.  The second largest loss position was in the bond portfolio and totaled $75,000.  The third largest loss position was in the bond portfolio and totaled $25,000.

For the year ended December 31, 2011, the Company realized $398,000 in other-than-temporary impairments.   The single largest accumulated loss was in the equity portfolio and totaled $501,000.  The second largest loss position was in the bond portfolio and totaled $70,000.  The third largest loss position was in the bond portfolio and totaled $58,000.

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)
	Six-month period ended June 30, 2012	Year Ended December 31, 2011
	(unaudited)
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$115	$1,792
Deferred income tax	(39)	(534)
Net change in unrealized appreciation on available-for-sale securities	$76	$1,258

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company has not incurred any income tax related interest and penalties as of June 30, 2012 and $1,000 as of December 31, 2011. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2006. Tax returns have been filed through the year 2011.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset position of $4,282,000 at June 30, 2012, and net deferred tax liability position of $86,000 at December 31, 2011.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
General expenses	$1,211	$1,576
Unearned premiums	1,827	1,714
Claims liabilities	249	271
Litigation settlement	4,420	—
NOL carry forward	1,594	1,363
Other-than-temporary impairments on securities owned	231	258
Unrealized loss on interest rate swaps	489	407
Deferred tax assets	10,021	5,589

Depreciation	(120)	(144)
Deferred policy acquisition costs	(3,299)	(3,250)
Unrealized gains on securities available-for-sale	(2,320)	(2,281)
Deferred tax liabilities	(5,739)	(5,675)

Net deferred tax asset (liability)	$4,282	$(86)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Deferred policy acquisition costs	$49	$304
Other-than-temporary impairments	27	(69)
Trading securities	—	10
Unearned premiums	(113)	(102)
General expenses	(61)	(98)
Depreciation	(24)	(16)
Claim liabilities	22	(2)
Litigation settlement	(3,995)	—
NOL carry forward	(230)	—

Deferred income tax (benefit) expense	$(4,325)	$27

Total income tax (benefit) expense varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reason for these differences and the approximate tax effects are as follows:

	Six Months Ended June 30,
	2012	2011
Federal income tax rate applied to pre-tax income/loss	34.00%	34.00%
Dividends received deduction and tax-exempt interest	0.80%	1.70%
Company owned life insurance	0.50%	0.70%
Small life deduction	2.10%	3.10%
Other, net	0.60%	(4.40)%

Effective federal income tax rate	38.00%	35.10%

NOTE 7 –NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable consisted of the following as of June 30, 2012 and December 31, 2011:

	(Dollars in thousands)
	2012	2011
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity January 2013. Interest payments due quarterly. Unsecured.	$625	$485

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term debt consisted of the following as of June 30, 2012 and December 31, 2011:

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

The Company has entered into various swap agreements related to the trust preferred securities. On March 19, 2009, the Company entered into a forward swap effective September 17, 2012, with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued June 21, 2007. Commencing September 17, 2012, under the terms of the forward swap, the Company will receive interest at the three-month LIBOR rate plus 3.4% and pay interest at the fixed rate of 7.02%.  This forward swap will effectively fix the interest rate on $3,000,000 in debt until September of 2019.

On May 26, 2010, the Company entered into a forward swap with a notional amount of $9,000,000 effective December 15, 2015, which will hedge against changes in cash flows following the termination of the fixed rate period. Quarterly, commencing March 16, 2016 under the terms of the forward swap, the Company will pay interest at a fixed rate of 8.49% until March 15, 2020.

The swaps entered into in 2009 and 2010 have fair values $469,000 (liability) and $968,000 (liability), respectively, for a total liability of $1,437,000 at June 30, 2012 ($1,196,000 at December 31, 2011).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation loss of $159,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation loss of $640,000 was included in accumulated other comprehensive income related to the swap at December 31, 2011.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has cash collateral on deposit of $100,000, in addition to securities on deposit with fair market values of $1,335,000 (all of which is posted as collateral). At December 31, 2011, the Company had cash collateral on deposit of $310,000 in addition to securities on deposit with fair market values of $877,000, all of which is posted as collateral. See Note

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9 for additional information about the interest rate swaps.

In January 2012, the Company renewed an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  As of June 30, 2012, $625,000 was drawn on this line ($485,000 at December 31, 2011).

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

The Company's property & casualty subsidiaries are defending a limited number of matters filed in the aftermath of Hurricanes Katrina and Rita in Mississippi, Louisiana and Alabama.  These actions include individual lawsuits with allegations of underpayment of hurricane-related claims, including allegations that the flood exclusion found in the Company's subsidiaries' policies, and in certain actions other insurance companies' policies, is either ambiguous, unenforceable as unconscionable or contrary to public policy, or inapplicable to the damage sustained.

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

As previously disclosed , the Company and the Purchaser have been involved in litigation regarding this transaction The Purchaser asserted claims against the Company seeking indemnification of Purchaser's losses and damages as a result of the breach of representations and warranties regarding Mobile Attic's financial condition, as set forth in the Stock Purchase Agreement.
On June 20, 2012, the Company and Bagley Trust reached a settlement agreement to dispose of this action. Under the terms of the settlement the Company agreed to pay Bagley Trust $13,000,000 . The terms of the agreement are to be formalized in the form of a promissory note in accordance with the following payment schedule: $2.5 million on September 18, 2012, and the balance payable in 9 equal annual installments on November 15 each year beginning in 2013 with a final payment in 2021. The unpaid principal will bear interest at Wall Street Journal prime rate plus 1% per annum. The settlement will allow the ability to defer payments in years in which the Company's P&C subsidiaries incur substantial catastrophe losses thus allowing capital management flexibility in the P&C subsidiaries. Under the expected terms of the agreement, annual debt service payments on the note must equal or exceed any payment of dividends to shareholders in the preceding twelve months.

NOTE 9 – FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$32,346	$—	$32,346	$—
Trust preferred securities	535	—	535	—
Mortgage backed securities	6,833	—	6,833	—
Private label mortgage backed securities	8,561	—	8,561	—
Obligations of states and political subdivisions	15,521	—	15,521	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	8,650	8,650	—	—
Trading securities	40	40	—	—
Equity securities available-for-sale	7,875	7,087	—	788
Total Financial Assets	$80,361	$15,777	$63,796	$788
Financial Liabilities
Interest rate swap	$1,437	$—	$—	$1,437
Total Financial Liabilities	$1,437	$—	$—	$1,437

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
As of June 30, 2012, Level 3 fair value measurements of assets include $788,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of June 30, 2012, Level 3 fair value measurements of liabilities include $1,437,000 net fair value of various interest rate swaps whose value is based on analysis provided by a third party broker. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swaps is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2012 (in thousands):

For the quarter ended June 30, 2012	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$642	$(1,196)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	3	(241)
Purchases:	143	—
Sales:	—	—
Issuances:	—	—
Settlements	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$788	$(1,437)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of June 30, 2012:	$—	$—

For the quarter ended June 30, 2012, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (in thousands):

For the year ended December 31, 2011	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$787	$(227)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	(145)	(969)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$642	$(1,196)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2011:	$—	$—

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

The carrying amount and estimate fair value of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$386	$386	$390	$390
Policy loans	1,241	1,241	1,244	1,244
Company owned life insurance	5,831	5,831	5,660	5,660
Other invested assets	3,848	3,848	3,929	3,929

Liabilities and related instruments
Other policyholder funds	1,429	1,429	1,408	1,408
Short-term debt	625	625	485	485
Long-term debt	12,372	12,372	12,372	12,372

NOTE 10 – SEGMENTS

The Company’s property and casualty insurance operations comprise one business segment.  The property and casualty insurance segment consists of seven lines of business:  dwelling fire and extended coverage, homeowners (including mobile homeowners), ocean marine, other liability, private passenger auto liability, commercial auto liability and auto physical damage.  Management organizes the business utilizing a niche strategy focusing on lower valued dwellings as well as non-standard automobile products.  Our chief decision makers (President, Chief Financial Officer and Chief Executive Officer) review results and operating plans making decisions on resource allocations on a company-wide basis.  The Company’s products are primarily produced through agents within the states in which we operate.  The Company’s life and accident and health operations comprise the second business segment.  The life and accident and health insurance segment consists of two lines of business: traditional life insurance and accident and health insurance. Premium revenues and operating income by industry segment for the three and six-month periods ended June 30, 2012, and 2011 (unaudited) are summarized below (dollars in thousands):

Three-Month Period Ended June 30, 2012	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$12,533	$10,814	$1,719	$—
Net investment income	1,066	529	520	17
Net realized investment gains	865	75	790	—
Other income	193	192	1	—
	14,657	11,610	3,030	17
BENEFITS AND EXPENSES
Policyholder benefits paid	7,976	6,763	1,213	—
Policy acquisition costs	2,933	2,594	339	—
General and administrative expenses	1,835	1,111	644	80
Litigation settlement and defense costs	12,670	—	—	12,670
Taxes, licenses and fees	438	385	53	—
Interest expense	288	—	35	253
	26,140	10,853	2,284	13,003
Income (Loss) Before Income Taxes	$(11,483)	$757	$746	$(12,986)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three-Month Period Ended June 30, 2011	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$13,321	$11,544	$1,777	$—
Net investment income	1,171	606	461	104
Net realized investment gains	261	257	4	—
Other income	256	254	2	—
	15,009	12,661	2,244	104
BENEFITS AND EXPENSES
Policyholder benefits paid	15,682	14,386	1,296	—
Policy acquisition costs	3,071	2,751	320	—
General and administrative expenses	2,418	1,601	594	223
Litigation settlement and defense costs	482	—	—	482
Taxes, licenses and fees	622	516	106	—
Interest expense	285	—	16	269
	22,560	19,254	2,332	974
Loss Before Income Taxes	$(7,551)	$(6,593)	$(88)	$(870)

Six-Month Period Ended June 30, 2012	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$26,029	$22,558	$3,471	$—
Net investment income	2,201	1,140	1,028	33
Net realized investment gains	1,071	207	862	2
Other income	390	388	2	—
	29,691	24,293	5,363	35
BENEFITS AND EXPENSES
Policyholder benefits paid	15,821	13,176	2,645	—
Policy acquisition costs	5,705	5,138	567	—
General and administrative expenses	4,323	2,940	1,092	291
Litigation settlement and defense costs	13,259	—	—	13,259
Taxes, licenses and fees	930	815	115	—
Interest expense	580	—	37	543
	40,618	22,069	4,456	14,093
Income (Loss) Before Income Taxes	$(10,927)	$2,224	$907	$(14,058)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six-Month Period Ended June 30, 2011	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$28,191	$24,545	$3,646	$—
Net investment income	2,228	1,233	958	37
Net realized investment gains	1,031	643	358	30
Other income	511	509	2	—
	31,961	26,930	4,964	67
BENEFITS AND EXPENSES
Policyholder benefits paid	25,004	22,197	2,807	—
Policy acquisition costs	5,995	5,491	504	—
General and administrative expenses	4,589	3,052	1,174	363
Litigation settlement and defense costs	789	—	—	789
Taxes, licenses and fees	1,102	876	226	—
Interest expense	570	—	31	539
	38,049	31,616	4,742	1,691
Income (Loss) Before Income Taxes	$(6,088)	$(4,686)	$222	$(1,624)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and six-month periods ended June 30, 2012 and 2011, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Life, accident and health operations premiums written:
Traditional life insurance	$1,248	$1,226	2,458	$2,531
Accident and health insurance	455	474	919	958
Total life, accident and health	1,703	1,700	3,377	3,489

Property and Casualty operations premiums written:
Dwelling fire & extended coverage	7,825	7,271	14,752	13,968
Homeowners (Including mobile homeowners)	6,745	7,439	12,232	13,446
Ocean marine	363	397	447	516
Other liability	409	377	766	711
Private passenger auto liability	(12)	393	57	1,247
Commercial auto liability	—	92	6	211
Auto physical damage	(5)	175	31	511
Total property and casualty	15,325	16,144	28,291	30,610

Gross premiums written	17,028	17,844	31,668	34,099
Reinsurance premium ceded	(2,443)	(3,039)	(4,126)	(4,568)

Net premiums written	$14,585	$14,805	27,542	$29,531

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and six-month periods ended June 30, 2012 and 2011, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Life, accident and health operations premiums earned:
Traditional life insurance	$1,270	$1,302	$2,558	$2,688
Accident and health insurance	449	475	913	958
Total life, accident and health	1,719	1,777	3,471	3,646

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	6,665	6,666	13,212	13,165
Homeowners (Including mobile homeowners)	5,790	6,227	11,694	12,471
Ocean marine	275	300	543	619
Other liability	343	321	683	631
Private passenger auto liability	93	685	328	1,441
Commercial auto liability	—	92	6	211
Auto physical damage	44	274	151	571
Total property and casualty	13,210	14,565	26,617	29,109

Gross premiums earned	14,929	16,342	30,088	32,755
Reinsurance premium ceded	(2,396)	(3,021)	(4,059)	(4,564)

Net premiums earned	$12,533	$13,321	$26,029	$28,191

NOTE 11 – PREFERRED AND COMMON STOCK

The table below provides information regarding the Company's preferred and common stock as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,466,600	2,466,600	3,000,000	2,466,600	2,466,600

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of June 30, 2012, and condensed consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2012 and 2011, the condensed consolidated statement of shareholders' equity for the six-month period ended June 30, 2012 and cash flows for the six-month period ended June 30, 2012 and 2011.   These condensed consolidated financial statements are the responsibility of the company's management.

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
August 7, 2012

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of June 30, 2012, compared with December 31, 2011 and its results of operations for the three-month period ending June 30, 2012 and its statements of shareholders' equity and cash flows for the six-month period ended June 30, 2012, all compared with the same periods last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The reader is assumed to have access to the Company’s 2011 Annual Report.  This discussion should be read in conjunction with the Annual Report and with the condensed consolidated financial information on pages 4 through 26 of this form 10-Q.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in eleven states with just under 48.6% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 86.7% of total insurance premium revenue during the first six months of 2012.  Revenue generated from the life segment accounted for 13.3% of total insurance premium revenue.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947 and is the oldest subsidiary of the Company.  The premium revenue produced in NSIC from the traditional life products and accident and health products accounted for 9.9% and 3.4%, respectively, of total premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina and Texas.

Omega One Insurance Company (Omega) is a property and casualty insurance company incorporated in 1992.  Omega is a wholly owned subsidiary of National Security Fire and Casualty Company (NSFC) and is the smallest of the insurance subsidiaries, accounting for approximately 3.7% of consolidated premium revenue.  Omega is licensed and underwrites property and casualty insurance in the states of Alabama and Louisiana.  There is no material product differentiation between those products underwritten by NSFC and Omega as both primarily underwrite personal lines of insurance.

National Security Fire and Casualty Company (NSFC) is a property and casualty insurance company and is the largest of the insurance subsidiaries, accounting for over 83.0% of total premium revenue of the Company.  NSFC operates primarily in the personal lines segment of the property and casualty insurance market.  NSFC has been in operation since 1959.  NSFC is licensed and underwrites property and casualty insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee.  NSFC is licensed, but does not currently underwrite any business, in the states of Kentucky and West Virginia.  NSFC also underwrites insurance on a non-admitted or surplus lines basis in the states of Louisiana, Missouri and Texas.

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

CONSOLIDATED RESULTS OF OPERATIONS

Summary:

For the three-months ended June 30, 2012, the Company had a net loss of $7,306,000, $2.96 per share, compared to a net loss of $4,945,000, $2.00 per share, for the same period last year. The primary factor contributing to the net loss for the quarter-ended June 30, 2012 was the settlement of longstanding litigation related to the Company's sale of an investment in Mobile Attic, Inc. The litigation was settled for $13,000,000 on June 18, 2012. The June 30, 2012 condensed consolidated financial statements reflect the remaining charge for this settlement. Additional discussion related to the settlement can be found in the liquidity and capital resources section of Management Discussion and Analysis and in Note 8 to the condensed consolidated financial statements. Related to the three-months ended June 30, 2011, the net loss included a significant increase in policyholder benefits paid resulting from tornado and wind claims related to a series of severe weather events occurring during the month of April 2011.

For the three-months ended June 30, 2012, claims were down $7,706,000 at $7,976,000 compared to $15,682,000 for the same period last year. Incurred losses and loss adjustment expenses (LAE) in the P&C segment decreased $6,695,000 in 2012 compared to 2011. P&C segment losses were substantially elevated in 2011 as the Company incurred a record number of claims for a spring storm season. Most notable was the impact of tornado outbreaks in Mississippi, Alabama and Georgia from April 25-27, 2011 (formally assigned catastrophe number 46 by the Property Claims Service) which caused widespread damage and led to $9,936,000 in gross incurred losses and LAE ($3,822,000 net of reinsurance) in the P&C segment.

For the three-months ended June 30, 2012, earned premium revenue was $12,533,000 compared to $13,321,000 for the three-months ended June 30, 2011; a $788,000 or 5.9% decrease. The P&C segment was the primary contributor to the decrease accounting for $730,000 or 92.6% of the decline. Earned premium revenue in the P&C segment property programs was down $438,000 or 3.4% for the three-months ended June 30, 2012 compared to the same period last year. Also contributing to the decline in earned premium revenue was the termination of the automobile programs. Earned premium revenue for these program was $137,000 for the quarter-ended June 30, 2012; down 87.0% from $1,051,000 for the same period last year.

For the six-months ended June 30, 2012, the Company had a net loss of $6,775,000, $2.75 per share, compared to a net loss of $3,950,000, $1.60 per share, for the same period last year. As discussed previously, charges related to the litigation settlement was the primary factor impacting the first six months of 2012. The first six months of 2011 were adversely impacted by the unprecedented increase in tornado and wind related losses during the month of April, the most significant of which was the April 27th, 2011 tornado outbreak that ripped through the Southeastern United States.

Claims were $15,821,000 (60.8% of net premiums earned) for the six-months ended June 30, 2012 compared to $25,004,000 (88.7% of net premiums earned) for the same period last year. Policyholder benefits paid were down $9,183,000 or 36.7% for the six-months ending June 30, 2012 compared to the same period last year. The primary reason for the decline was the lack of storm activity in the current year and the large increase in incurred losses and LAE in our property programs in the prior year due to the significant storm activity. In addition, our automobile programs were discontinued in the fourth quarter of 2011 which reduced incurred losses and LAE in 2012 compared to 2011. Incurred losses and LAE from the automobile programs decreased $1,780,000; accounting for 19.4% of the total decline in claims in 2012 compared to 2011.

Year-to-date earned premium revenue was $26,029,000 for the six-months ended June 30, 2012 compared to $28,191,000 for the same period last year. The life segment accounted for $175,000 or 8.1% of the decline in premium revenue with decreases in both the traditional life and A&H lines of business. The P&C segment accounted for the remaining $1,987,000 of the $2,162,000 premium revenue decline. As mentioned above, decreases in premium revenue from the P&C segment related to the property programs coupled with the reduction in premium revenue from the discontinuation of the automobile programs were the primary reasons for the overall decline in premium revenue in 2012 compared to 2011 in the P&C segment.

Shareholders’ equity as of June 30, 2012 was $30,663,000, down $7,352,000 compared to $38,015,000 as of December 31, 2011. Book value per share decreased $2.98 per share for the period ended June 30, 2012 to $12.43 per share compared to $15.41 per share at December 31, 2011. Factors contributing to the change in equity were a year to date net loss of $6,775,000, increase in market values of fixed maturities and equity securities of $76,000, a net loss on interest rate swaps of $159,000 and dividends paid of $494,000.

Three-months ended June 30, 2012 compared to three-months ended June 30, 2011:

Premium Revenue:

The table below provides earned premium revenue by segment for the three-months ended June 30, 2012 and 2011:

	Three-Months Ended		Percent
	2012	2011	increase (decrease)
Life, accident and health segment:
Traditional life insurance	$1,270,000	$1,302,000	(2.5)%
Accident and health insurance	449,000	475,000	(5.5)%
Total life, accident and health	1,719,000	1,777,000	(3.3)%

Property and Casualty segment:
Dwelling fire & extended coverage	6,665,000	6,666,000	—%
Homeowners (Including mobile homeowners)	5,790,000	6,227,000	(7.0)%
Ocean marine	275,000	300,000	(8.3)%
Other liability	343,000	321,000	6.9%
Private passenger auto liability	93,000	685,000	(86.4)%
Commercial auto liability	—	92,000	(100.0)%
Auto physical damage	44,000	274,000	(83.9)%
Reinsurance premium ceded	(2,396,000)	(3,021,000)	(20.7)%
Total property and casualty	10,814,000	11,544,000	(6.3)%

Total earned premium revenue	$12,533,000	$13,321,000	(5.9)%

Consolidated premium revenue was $12,533,000 for the three-months ended June 30, 2012 compared to $13,321,000 for the same period last year; a decrease of $788,000 or 5.9%. The decline in revenue was primarily concentrated in the P&C segment. The primary reason for the decline in P&C segment premium revenue was the termination of the private passenger non-standard and commercial automobile programs. Due to unprofitable underwriting results for multiple years, the decision was made by management to discontinue the automobile program in late 2011. The termination of these programs led to a $914,000 decline in automobile earned premium for the quarter-ended June 30, 2012 compared to the same period last year. In addition, premium revenue was down in the homeowners program. For the quarter-ended June 30, 2012, premium revenue from the homeowners program was $5,790,000 compared to $6,227,000 for the same period last year; a decline of $437,000 or 7.0%. The implementation of more stringent underwriting standards and an ongoing comprehensive review of property risks within this program was the primary reasons for the decline in homeowners premium revenue in the current quarter compared to the same period last year.

Partially offsetting the decline in premium revenue was a reduction in ceded premium in the current year compared to the prior year. For the three-months ended June 30, 2012 reinsurance premium ceded was down 20.7% compared to the quarter-ended June 30, 2011. The primary reason for the $625,000 decline was a reduction in the amount of reinstatement premium incurred during the current year compared to the prior year. In 2011 we incurred $1.5 million in catastrophe reinstatement premium triggered by the tornado and wind losses of catastrophe 46 while we incurred no major spring storm season catastrophes in 2012. However, partially offsetting the decline in ceded premium in 2012, due to a lack of reinstatement premium, was an increase in our base catastrophe reinsurance costs. Our base cost for catastrophe reinsurance increased $843,000 for the quarter in 2012 compared to last year. A 19% increase in catastrophe reinsurance premium coupled with the addition of reinstatement premium protection were the primary reasons for the increase in ceded premium during 2012 compared to 2011. We are currently implementing rate increases to adjust for our increased cost of catastrophe reinsurance. However, because rates in the reinsurance market are unregulated and our rates generally have to be approved by the state insurance departments of each respective state in which we operate, we incur significant lag time in our ability to recover cost related to increased reinsurance costs and our 2012 increase is temporarily compressing our profit margins.

Investment income:

Investment income decreased $105,000 to $1,066,000 for the three-months ended June 30, 2012 from $1,171,000 for the same period last year.  A decrease in average invested assets in the second quarter of 2012 compared to the second quarter of 2011 was the primary factor contributing to the decline in investment income. As a result of the severe storm activity in 2011, investment holdings in the P&C subsidiaries were sold to increase liquidity necessary to pay storm claims during the second quarter of that year. The reduction in invested assets caused by last year's spring storm activity led to reduced investment income in the current year. Furthermore, the continued low investment rate environment has pushed down overall book yields as maturing investments are generally reinvested at current historically low interest rates.

Realized investment gains and losses:

For the quarter-ended June 30, 2012, realized investment gains totaled $865,000 compared to $261,000 for the same period last year; an increase of $604,000.  The increase in realized capital gains was primarily associated with an increase in trading activity during the second quarter of 2012 compared to the second quarter of 2011. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements of the insurance subsidiaries and therefore can vary significantly from quarter to quarter. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from quarter to quarter.

Other income:

Other income was $193,000 for the three-months ended June 30, 2012 compared to $256,000 for the quarter-ended June 30, 2011; a decrease of 24.6%.  Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.  Due to the discontinuation of the automobile program, billing, payment and policy fees decreased $63,000. This decrease was the primary reason for the overall reduction in other income for the current quarter compared to the same period last year.

Policyholder benefits paid:

The P&C segment is sometimes affected by storm systems classified as "catastrophes" by Property Claims Service (PCS) [referred to as cat events throughout the remainder of this discussion]. PCS generally deems a cat event to be a single storm system or other natural disaster which causes in excess of $25 million in industry losses. During the second quarter of 2012, the P&C segment was not materially impacted by any cat events. In contrast, during the second quarter of 2011, the P&C segment was impacted by ten cat events with incurred losses and LAE totaling $12,632,000 before reinsurance and $6,518,000 net of reinsurance.

Policyholder benefits paid (claims) as a percent of net premiums earned was 63.6% for the three-months ended June 30, 2012 compared to 117.7% for the three-months ended June 30, 2011. Policyholder benefits for the three-months ended June 30, 2012 were $7,976,000 compared to $15,682,000 for the same period last year; a decrease of 49.1%. The $7,706,000 decrease in claims was primarily associated with declines in year to date losses and LAE incurred in the P&C segment. Year-to-date incurred losses and LAE in the P&C segment decreased $7,623,000 for the three-months ended June 30, 2012 compared to the same period in 2011 and accounted for 98.9% of the total decrease. As mentioned previously, the decline was primarily due to the increase in claim activity during 2011 from the multitude of tornado, wind and hail events, including catastrophe 46, during the second quarter of the prior year.

Another factor contributing to the decrease in incurred losses and incurred LAE for the three-months ended June 30, 2012 compared to the quarter-ended June 30, 2011 was a decrease in fire losses in the P&C segment. Fire losses incurred during the quarter were down $273,000 for the three-month period ended June 30, 2012 compared to the same period last year. The severity per claim for the quarter in 2012 and 2011 were $29,000 and $26,000, respectively, while the frequency decreased by 20 claims in the second quarter of 2012 compared to the second quarter of 2011. Because fire losses cost significantly more, on average, on a per claim basis, a slight change in the frequency of fire losses can significantly influence quarterly underwriting results.

Policy acquisition cost:

For the three-months ended June 30, 2012, policy acquisition costs were $2,933,000 compared to $3,071,000 for the same period last year. The decrease was primarily associated with the 1.5% reduction in written premium for the three-month period in the current year compared to the same period last year. Policy acquisition costs were 23.4% of premium revenue for the second quarter of 2012 compared to 23.1% for the same period last year.

General expenses:

General expenses were down for the three-months ended June 30, 2012 at $1,835,000 compared to $2,418,000 for the same period last year; a decrease of $583,000. As a percent of earned premium, general expenses were 14.6% and 18.2%, respectively for the three-months ended June 30, 2012 and 2011.   The Company has implemented significant cost reduction measures over the past nine months and continues to work on streamlining processes and reducing overhead in order to reduce general expenses.

Litigation settlement and defense costs:

On June 18, 2012, NSG settled longstanding litigation related to the Company's sale of an investment in Mobile Attic, Inc. The final settlement totaled $13,000,000 and the impact of the settlement and remaining legal fees are reflected in these financial statements. Additional information related to the settlement can be found in the liquidity and capital resources section of the Management Discussion and Analysis and in Note 8 to the financial statements.

Taxes, licenses and fees:

Taxes, licenses and fees for the three-months ended June 30, 2012 and 2011 were $438,000 and $622,000. respectively. Taxes, licenses and fees as a percentage of earned premiums were 3.5% for the quarter-ended June 30, 2012 and 4.7% for the same period last year. The primary reason for the $184,000 decrease was the $819,000 decline in P&C gross written premium for the second quarter of 2012 compared to the second quarter of 2011.

Interest expense:

Interest expense was virtually unchanged at $288,000 for the quarter-ended June 30, 2012 compared to $285,000 for the same period last year.

Income taxes:

For the quarter-ended June 30, 2012, income tax benefit was $4,177,000 compared to an income tax benefit of $2,606,000 for the same period last year. The effective tax rate for the three-months ended June 30, 2012 was 36.4% compared to 34.5% for the three-months ended June 30, 2011. Income tax expense/(benefit) was composed of current taxes totaling $145,000 for the quarter-ended June 30, 2012 compared to income tax benefit of $(2,515,000) for the same period last year. Deferred tax benefit totaled $4,322,000 for the three-months ended June 30, 2012 compared to income tax benefit of $91,000 for the three-months ended June 30, 2011.

Net (loss) income:

The Company ended the first three months of 2012 with a year to date net loss of $7,306,000 compared to a net loss of $4,945,000 for the same period last year. The primary reason for the net loss for the three-months ended June 30, 2012 was an additional $12,670,000 in net litigation settlement related expenses incurred in June. The primary reason for the net loss for the three-months ended June 30, 2011 was an increase in claims incurred in the P&C segment related to significant storm activity, including catastrophe 46, during April 2011.

Six-months ended June 30, 2012 compared to six-months ended June 30, 2011:

Premium Revenue:

The table below provides earned premium revenue by segment for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,		Percent
	2012	2011	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$2,558,000	$2,688,000	(4.8)%
Accident and health insurance	913,000	958,000	(4.7)%
Total life, accident and health	3,471,000	3,646,000	(4.8)%

Property and Casualty operations:
Dwelling fire & extended coverage	13,212,000	13,165,000	0.4%
Homeowners (Including mobile homeowners)	11,694,000	12,471,000	(6.2)%
Ocean marine	543,000	619,000	(12.3)%
Other liability	683,000	631,000	8.2%
Private passenger auto liability	328,000	1,441,000	(77.2)%
Commercial auto liability	6,000	211,000	(97.2)%
Auto physical damage	151,000	571,000	(73.6)%
Reinsurance premium ceded	(4,059,000)	(4,564,000)	(11.1)%
Total property and casualty	22,558,000	24,545,000	(8.1)%

Total earned premium revenue	$26,029,000	$28,191,000	(7.7)%

Consolidated premium revenue was $26,029,000 for the six-months ended June 30, 2012 compared to $28,191,000 for the same period last year; a decrease of $2,162,000 or 7.7%. The decrease was primarily driven by declines in earned premium in the P&C segment. Year-to-date P&C segment earned premium was down 8.1% due to the discontinuation of the non-standard private passenger and commercial automobile programs in late 2011 along with the implementation of more stringent underwriting standards during the prior year which led to a decline in homeowners earned premium. A reduction in catastrophe reinstatement premium in the current year partially offset the P&C earned premium decreases.

The P&C segment ended June 2012 with year-to-date net earned premiums of $22,558,000 compared to $24,545,000 for the same period last year. As mentioned above, the primary reason for the decrease in earned premium was related to the discontinuation of the automobile programs. In late 2011, management decided to terminate the automobile programs due to continued unprofitable underwriting results. Year-to-date automobile earned premium was $485,000 through June 30, 2012 compared to $2,223,000 for the same period last year; a decrease of 78.2%. Because this program is now in runoff, it will not be a significant contributor to total P&C segment premium revenue in 2012. Furthermore, earned premium from the homeowners programs also declined in 2012 compared to 2011. Year-to-date homeowners earned premium totaled $11,694,000 in 2012 compared to $12,471,000 in 2011; a decrease of 6.2%. As we continue to implement strategies to improve underwriting margins and reduce coastal exposure, we expect the P&C segment to continue to incur marginal declines in premium revenue in the near term.

Partially offsetting the decline in P&C premium revenue was a reduction in ceded premium in the current year compared to the prior year. For the six-months ended June 30, 2012, reinsurance premium ceded was down 11.1% compared to the six-months ended June 30, 2011. The primary reason for the $505,000 decline was a reduction in the amount of reinstatement premium incurred during the current year compared to the prior year. Due to the impact of catastrophe 46, the P&C segment incurred nearly $1.5 million in catastrophe reinstatement premium in the first six months of 2011. In contrast, due to a lack of major spring storm activity, we incurred no reinstatement premium charges related to 2012 spring storm events. Without the impact of reinstatement premium, reinsurance premium ceded is up $878,000 for the first six months of 2012 compared to last year. A 19% increase in catastrophe reinsurance premium coupled with the addition of reinstatement premium protection were the primary reasons for the increase in ceded premium during 2012 compared to 2011. In addition to the increase in base reinsurance cost, the additional catastrophe reinsurance coverage will increase ceded reinsurance cost by approximately $1.3 million in 2012. However, in the event of a major catastrophe, the pretax impact on earnings of a 100 year cat event has been reduced by over $5 million.

The life segment ended June 2012 with year- to-date premium revenue of $3,471,000; a decrease of 4.8% compared to $3,646,000 through June 2011. The life segment earned premium was down primarily due to more stringent underwriting standards in the current year compared to the prior year.

Investment income:

Investment income decreased $27,000 to $2,201,000 through June 30, 2012 compared to $2,228,000 through June 30, 2011.  The decrease in investment income was primarily due to lower yields on reinvested cash flows from sales and maturities in the fixed income portfolio. Also, P&C segment investment holdings were sold during the second quarter of 2011 to increase liquidity necessary to pay storm claims in the P&C subsidiaries and therefore reduced invested assets, leading to a reduction in investment income.

Realized investment gains and losses:

For the six-months ended June 30, 2012 and 2011, realized investment gains were comparable at $1,071,000 and $1,031,000, respectively.  The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements of the insurance subsidiaries and therefore can vary significantly from year to year.

Other income:

Other income was $390,000 through June 30, 2012 compared to $511,000 through June 30, 2011; a decrease of 23.7%.  Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.  Due to the termination of our automobile programs, billing, payment and policy fees declined and was the primary reason for the overall reduction in other income for the current year.

Policyholder benefits:

Claims were $15,821,000 for the six-months ended June 30, 2012 compared to $25,004,000 for the same period last year; a decrease of $9,183,000 or 36.7%.  The primary reason for the current year decline was the reduction in claim activity from tornado, wind and hail storms in the P&C segment in 2012 compared to 2011. During the prior year, claim activity in the P&C segment was significantly higher due to a greater frequency of severe wind, hail and tornado damage incurred from April storms including catastrophe 46. The losses incurred from cat 46 exceeded our catastrophe reinsurance retention of $3,500,000 and triggered coverage under our catastrophe reinsurance program. The P&C segment incurred losses and loss adjustment expenses before reinsurance totaling $9,936,000 ($3,822,000 net of reinsurance) from catastrophe 46. The net incurred losses and LAE from catastrophe 46 claims increased the overall loss ratio 13.6 percentage points in 2012 compared to 2011. The non-reinsured April 2011 cat events totaled $1,760,000 and added 6.2 percentage points to the 2011 loss ratio.

During the first half of 2012, the P&C segment was impacted by seven cat events totaling $644,000. The P&C subsidiaries incurred 201 claims from these cat events which added 2.5 percentage points to the loss ratio. The average severity per claim related to the 2012 cat events was $3,200 per claim. In contrast, the P&C subsidiaries were impacted by 16 cat events during the first half of the prior year and incurred 2,474 claims. The average severity per claim was $5,300 before reinsurance and $2,600 net of reinsurance. The net impact of 2011 cat events added 24.5 percentage points to the prior year loss ratio.

Fire losses incurred in the P&C segments were down $569,000 through June 2012 compared to the same period last year. The P&C subsidiaries incurred fire losses totaling $6,512,000 in 2012 compared to $7,081,000 in 2011. The fire losses incurred during 2012 resulted in 253 claims compared to fire losses incurred during 2011 from 298 claims. These losses had an average severity per claim of $26,000 and $24,000 for 2012 and 2011, respectively.

Life segment claims were down 5.8% ending June 2012 at $2,645,000 compared to $2,807,000 for the same period last year. Declines in claims incurred in both the ordinary and industrial lines of business were the primary reasons for the $162,000 decrease in year to date claims in the life segment for 2012 compared to 2011.

Policy acquisition cost:

For the six-months ended June 30, 2012, policy acquisition costs were $5,705,000 compared to $5,995,000 for the same period last year; a decrease of $290,000. The decrease was primarily attributable to the decline in premium revenue which reduced commission costs in 2012 compared to the same period last year.

General Expenses:

General expenses were down $266,000 through June 30, 2012 at $4,323,000 compared to $4,589,000 through June 30, 2011.  The reduction in general expenses was primarily associated with a reduction in costs associated with the discontinued auto programs, along with continued company wide cost reduction measures.

Litigation Settlement:

On June 18, 2012, the Company settled longstanding litigation related to the Company's sale of Mobile Attic, Inc. The final settlement and legal costs incurred resulted in expenses of $13,259,000 in the first six months of 2012 compared to costs associated with the matter of $789,000 in the first six months of 2011. Additional information and discussion related to the settlement can be found in the liquidity and capital resources section of Management Discussion and Analysis and in Note 8 to the condensed consolidated financial statements.

Taxes, licenses and fees:

Taxes, licenses and fees were down $172,000 for the six-months ending June 30, 2012 at $930,000 compared to $1,102,000 for the same period last year.  Taxes, licenses and fees as a percentage of earned premiums were 3.6% through June 2012 compared to 3.9% through June 2011.

Interest expense:

Interest expense was comparable at $580,000 for the six-months ended June 30, 2012 compared to $570,000 for the same period last year.

Income taxes:

For the period ended June 30, 2012, income tax benefit totaled $4,152,000 compared to income tax benefit of $2,138,000 for the same period last year. The effective tax rate through June 30, 2012 was 38.0% compared to 35.1% through June 30, 2011 . Income tax expense/(benefit) was composed of current taxes totaling $173,000 for the six-months ended June 30, 2012 compared to income tax benefit of $(2,165,000) for the six-months ended June 30, 2011. Deferred tax (benefit)/expense totaled $(4,325,000) for 2012 and $27,000 for 2011. The litigation settlement in 2012 was the primary reason for the income tax benefit in 2012 while the significant number of losses incurred from spring storms was the primary contributor to the 2011 tax benefit.

Net (loss) income:

For the six-months ended June 30, 2012, the Company had a net loss of $6,775,000 compared to a net loss of $3,950,000 for the same period last year. The primary contributing factor to the current year net loss was the litigation settlement expenses incurred during June 2012. The prior year net loss was primarily attributable to P&C segment claims incurred from tornado, wind and hail related weather events, including catastrophe 46, during April 2011.

Liquidity and capital resources:

At June 30, 2012, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $30,663,000 down $7,352,000 compared to $38,015,000 at December 31, 2011.  Components of the change in equity were a net loss of $6,775,000, net unrealized gains on investments of $76,000, a net unrealized loss of $159,000 related to interest rate swaps and cash dividends paid totaling $494,000.

The Company has $12,372,000 in debt outstanding consisting of long-term debt from the proceeds of two separate trust preferred securities issuances, the latest of which totaled $3,000,000 and was completed in June 2007.  The Company has an operating line of credit to allow flexibility with respect to cash management at the holding company level.  The outstanding balance on the line, at June 30, 2012, was $625,000. We had $75,000 available at June 30, 2012, under the operating credit line.

The Company, primarily through its insurance subsidiaries, had $6,345,000 in cash and cash equivalents at June 30, 2012, compared to $965,000 at June 30, 2011.   Cash used in operations for the six-month period ended June 30, 2012 totaled $17,000 compared to cash used in the same period last year totaling $7,609,000.

Net cash provided by investing activities totaled $3,268,000 for the six-months ending June 30, 2012 compared to cash provided of $8,039,000 for the same period last year. A $3,490,000 increase in costs related to the acquisition of investments combined with a $1,157,000 decrease in cash flows from the sale and maturity of investments were the primary reasons for the $4,771,000 decline in cash provided by investing activities in 2012 compared to 2011. During the prior year, investment sales were necessary to increase liquidity in order to pay storm claims in the P&C segment during the second quarter as a result of losses from catastrophe 46.

The Company's liquidity requirements are primarily met by funds provided from operations of the insurance subsidiaries. The Company receives funds from its subsidiaries through payments for federal income taxes and reimbursement of expenses incurred at the corporate level for the subsidiaries.  These funds are used to pay stockholder dividends, interest on debt, corporate administrative expenses, federal income taxes, and for funding investments in the subsidiaries. The Company maintains minimal liquidity in order to maximize liquidity within the insurance subsidiaries in order to support ongoing insurance operations. The Company has no separate source of revenue other than dividends and fees from the insurance subsidiaries. Also, dividends from the insurance subsidiaries are subject to regulatory restrictions and, therefore, are limited depending on capital levels and earnings of the subsidiaries.

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

Regulators consider dividends paid within the preceding twelve months when calculating the available dividend. As of June 30, 2012, the total amount available to dividend up to the holding company was $985,000 ($339,000 in the life insurance subsidiary and $646,000 in the property/casualty insurance subsidiary). The payment of any subsidiary dividend requires prior notice to the regulatory authorities who may disallow the dividend if, in their judgment, payment of the dividend would have an adverse effect on the surplus of the subsidiary.

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

Due to the erosion in capital levels in the P&C subsidiaries in 2011, stemming from a very active spring storm season and underwriting losses in our automobile line of business, we have made changes in order to reduce capital/surplus strain in the P&C subsidiaries and help protect capital levels from substantial further erosion resulting from a major catastrophic even. These changes include a combination of reduction in underwriting leverage and an increase in catastrophe reinsurance protection a summary of each change follows:

•
In late 2011, we discontinued both our private passenger and commercial automobile programs. These two program accounted for approximately 6% of net written premium in 2011, down from nearly 10% in 2010 but had produced significant underwriting losses over the last five years. Due to a combination of reduced capital levels and a view that it would take some time to achieve underwriting profitability, we made the decision to discontinue the program in order to reduce surplus strain and underwriting leverage in the P&C subsidiaries.

•
We have incurred substantial losses from catastrophe events over the past seven years. These events have driven up catastrophe reinsurance cost and forced our catastrophe reinsurance deductible up from $2 million in 2005 to $4 million in our 2012 renewal. As our cat retention has increased, we have attempted to achieve higher margins in our insurance rate structure in order to compensate for the additional risk of the higher catastrophe reinsurance retention but with limited success due to regulatory constraints primarily because this additional retention was not a "hard dollar" cost in our rate structure. So, since we were limited in our ability to increase margins for this additional retained risk and due to the capital erosion incurred in 2011, in the second quarter of 2012 we placed additional reinsurance cover in the form of reinsurance premium protection (RPP). The RPP cover will serve to reduce our risk from a major catastrophe and strengthen our capital position. The effect of adding this additional RPP cover is to reduce our modeled 100 year event net cost (net of reinsurance recoveries) from approximately $9 million (pretax) to an estimated $4.5 million (pretax). A 100 year event is defined a an event that has approximately a 1% probability of occurring in a given year. This additional cover added $1.3 million to our cat reinsurance cost and will compress margins in 2012 as we go through the process of updating rates to reflect this higher cost but will help protect capital from major events going forward.

As disclosed in Note 8 to these Condensed Consolidated Financial Statements regarding contingencies, the Company has been involved in litigation related its divestiture of Mobile Attic, Inc. The Company's insurance subsidiaries were not involved in this litigation and the Company has funded all costs associated with defending this action. The defense cost has placed a strain on our liquidity in the holding company leading up to the date of the jury trial which was set for June of 2012. As was disclosed in our previous filings, the Company believed that the damages claimed in the litigation were excessive in amount and that a substantial portion of the claimed damages was unrelated to the Company's involvement in the Mobile Attic transaction. The Company believed that the damages should be limited to a diminished value of the purchaser's original investment in Mobile Attic resulting from the claimed breach of warranty in the stock purchase agreement. The Company had filed motions for summary judgment requesting a court ruling as to how damages should be measured as a matter of law. As was disclosed in our first quarter Form 10-Q, on April 24, 2012, the Court heard oral arguments on the motion for summary judgment and took the matter under advisement.

Several events unfolded in June of 2012, leading up to trial that caused the Company to reexamine positions with regard to the litigation. First, shortly before trial, Mobile Attic's former auditors and our co-defendant in the matter reached an out of court settlement with plaintiff and therefore would not be defending their actions which were expected to help support the defense of claims. Second, one of the remaining co-defendants with whom the Company was jointly liable for claims under the stock purchase agreement was the former president of Mobile Attic who was sentenced to Federal Prison for bank fraud in 2010 and is currently serving a five year sentence in a West Virginia Federal Penitentiary. Third, the Court had not made a definitive ruling prior to commencement of the trial on how damages would be calculated. Fourth, with the lack of clarity on potential damages, it appeared that damage amounts were potentially going to be left in the hands of a jury in a matter that involved very complex legal and accounting issues with the potential to include damages for other actions involving our co-defendants in which we had no involvement. Fifth, while we believe it is possible that a jury would have returned a verdict for less than the amount for which we settled, we believe it would have been difficult to negotiate post trial settlement terms that would allow us to support our insurance operations and maintain our rating agency ratings. Finally, with no guidance on damages, in the event of an excess verdict we would have faced significant liquidity constraints in supporting a potentially long, expensive and arduous appeal process.

Immediately before the trial, settlement discussions with the plaintiff approached the amount of the financial benefit that NSG had received from the purchaser in the Mobile Attic transaction. After careful consideration of the aforementioned factors, management made a decision to reach a settlement agreement just as the trial was about the commence. Under the terms of the settlement agreement, the Company will pay a total of $13 million to the plaintiff. In order to manage the liquidity constraints, the settlement will be in the form of an interest-bearing note with amounts to be paid over nine years with the ability to defer payments in years in which the Company's P&C subsidiaries incur substantial catastrophe losses thus allowing capital management flexibility in the P&C subsidiaries. Under the expected terms of the agreement, the annual debt service on the note cannot be less than the dividends paid to our shareholders in the last twelve months. The last details of the agreement are expected to be finalized in August of 2012.

It is expected that cash to fund the litigation settlement will come from three primary sources. First, the Company owns 3,000 acres of timber property with a carrying value of approximately $1.4 million and an estimated fair market value of $6 million. We will initially use this property as collateral to obtain an operating line of credit through a regional bank to aide in restoring short-term liquidity and allow flexibility in managing holding company liquidity. Ultimately the Company will seek to sell the property or use the proceeds from timber sales on the property to retire the debt. Second, the holding Company has significant deferred tax assets associated with a net operating loss (NOL) carryforward generated by a combination of this settlement and defense costs incurred over the last two years. This NOL carryforward will generate tax benefits that will offset a portion of future tax liabilities of the P&C insurance subsidiaries in our consolidated tax returns. It is expected that this NOL carry-forward will generate approximately $5 million in tax benefits over the term of the settlement. Finally, dividends and management fees paid by the insurance subsidiaries will provide an additional source of proceeds to pay this obligation.

The Company is seeking recovery of a portion of amounts to be paid under this settlement from its insurance carrier but to date no recovery had been obtained and no allowance has been made for any recovery.

In order to improve holding company liquidity, we are in the process of obtaining an operating line of credit secured by certain real estate investments. The Company has received a commitment to place the line of credit with a regional bank and terms are expected to be finalized in August of 2012.

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

The Company maintains an operating line of credit, with a $700,000 limit, to allow flexibility with respect to cash management at the holding company level. The outstanding balance at June 30, 2012 was $625,000.

We have taken and continue to take corrective action to improve our profitability and capital position. However, due to the adverse effects of five major hurricanes in the last eight years, the financial market meltdown in 2008, continued historically low interest rates, an unprecedented tornado outbreak in April of 2011 and the recently settled litigation, we have experienced significant reduction in equity capital. While we are beginning to see improvement and have put some major obstacles behind us, we are in a position where we have to preserve capital in the near term in order to put our Company in the best position to be successful moving forward. In order to improve our capital position we will revisit our dividend policy in the near term. It is likely that we will reduce quarterly dividends by at least 50% with a range of actions up to and including the suspension of dividends beginning in the fourth quarter of 2012 as we rebuild our capital position in our P&C subsidiaries. Due to various factors discussed herein, we must remain flexible in our dividend policy until we achieve more consistent profitability and capital growth.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Under smaller reporting company rules, we are not required to disclose information required under Item 3.  However, in order to provide information to our investors, we have elected to provide information related to market risk.

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk.  Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position.  Investment decisions are made by management and reviewed by the Board of Directors.  Market risk represents the potential for loss due to adverse changes in fair value of securities.  The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk.  The primary risk related to the Company’s equity portfolio is equity price risk.  The Company has not incurred material losses in its investment portfolio in the quarter ended June 30, 2012 related to interest rate changes, defaults on certain securities and changes in value of equity investments.  Changes are discussed in detail under Item 2 of this Form 10-Q.   For further information regarding market risk, reference is made to the Company’s Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the six-month period ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5.  Other Information
None

Item 6.  Exhibits

a.  Exhibits

10.1	Settlement Agreement between Bagley Family Revocable Trust, Mobile Attic, Inc. and The National Security Group, Inc. dated August 3, 2012.

10.2	Promissory Note between Bagley Family Revocable Trust and The National Security Group, Inc. dated August 3, 2012.

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended June 30, 2012

Date of Report	Date Filed	Description

April 13, 2012	April 17, 2012	Press release, dated April 17, 2012, issued by The National Security Group, Inc.

May 14, 2012	May 14, 2012	Press release, dated May 14, 2012, issued by The National Security Group, Inc.

May 18, 2012	May 22, 2012	Item 5.07 - announcement of annual meeting voting results

June 20, 2012	June 22, 2012	Item 8.01 - announcement of litigation settlement

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

Dated: August 7, 2012