Form 10-Q
period 2012-09-30
NATIONAL SECURITY GROUP INC
filed 2012-11-14
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2012
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

As of November 12, 2012, there were 2,466,600 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2012	2011
ASSETS	(unaudited)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2012 - $1,885; 2011 - $3,497)	$1,749	$3,303
Fixed maturities available-for-sale, at estimated fair value (cost: 2012 - $72,259; 2011 -$69,980)	76,793	73,074
Equity securities available-for-sale, at estimated fair value (cost: 2012 - $3,191; 2011 - $4,931)	5,260	8,547
Trading securities	40	80
Receivable for securities sold	516	—
Mortgage loans on real estate, at cost	384	390
Investment real estate, at book value	5,773	5,745
Policy loans	1,268	1,244
Company owned life insurance	5,944	5,660
Other invested assets	3,807	3,929
Total Investments	101,534	101,972
Cash	4,899	3,393
Accrued investment income	818	706
Policy receivables and agents' balances, net	9,844	8,805
Reinsurance recoverable	1,752	2,778
Deferred policy acquisition costs	9,607	9,558
Property and equipment, net	2,519	2,528
Accrued income tax recoverable	—	1,669
Deferred income tax asset	5,538	—
Other assets	1,131	1,045
Total Assets	$137,642	$132,454

LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$12,801	$14,386
Accident and health benefit and loss reserves	2,233	2,122
Life and annuity benefit and loss reserves	29,895	29,605
Unearned premiums	27,481	25,232
Policy and contract claims	712	652
Other policyholder funds	1,436	1,408
Short-term notes payable	125	485
Long-term debt	24,906	12,372
Accrued income taxes	352	—
Deferred income tax liability	—	86
Other liabilities	8,138	8,091
Total Liabilities	108,079	94,439
Contingencies
Shareholders' equity
Common stock	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	3,330	3,640
Retained earnings	18,815	26,957
Total Shareholders' Equity	29,563	38,015
Total Liabilities and Shareholders' Equity	$137,642	$132,454
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Net premiums earned	$12,904	$14,340	$38,933	$42,531
Net investment income	1,140	936	3,341	3,164
Net realized investment gains	1,703	(203)	2,774	828
Other income	258	217	648	728
Total revenues	16,005	15,290	45,696	47,251
EXPENSES
Policyholder benefits paid	11,564	10,045	27,385	35,049
Policy acquisition costs	3,005	2,899	8,710	8,894
General expenses	1,954	2,205	6,277	6,794
Litigation settlement and defense costs	76	388	13,335	1,177
Taxes, licenses and fees	452	394	1,382	1,496
Interest expense	311	293	891	863
Total expenses	17,362	16,224	57,980	54,273

Loss Before Income Taxes	(1,357)	(934)	(12,284)	(7,022)

INCOME TAX (BENEFIT) EXPENSE
Current	410	426	583	(1,739)
Deferred	(1,140)	(710)	(5,465)	(683)
	(730)	(284)	(4,882)	(2,422)

Net Loss	$(627)	$(650)	$(7,402)	$(4,600)

LOSS PER COMMON SHARE	$(0.25)	$(0.26)	$(3.00)	$(1.86)

DIVIDENDS DECLARED PER SHARE	$0.10	$0.15	$0.30	$0.45

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(627)	$(650)	$(7,402)	$(4,600)

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities	(147)	305	(71)	590
Unrealized loss on interest rate swap	(80)	(536)	(239)	(591)

Other comprehensive loss, net of tax	(227)	(231)	(310)	(1)

Comprehensive loss	$(854)	$(881)	$(7,712)	$(4,601)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital

Balance at December 31, 2011	$38,015	$26,957	$3,640	$2,467	$4,951

Comprehensive loss:
Net loss nine months ended 9/30/2012	(7,402)	(7,402)
Other comprehensive income, net of tax:
Unrealized loss on securities, net of reclassification adjustment of $1,831	(71)		(71)
Unrealized loss on interest rate swap	(239)		(239)

Total comprehensive loss	(7,712)

Cash dividends	(740)	(740)

Balance at September 30, 2012 (Unaudited)	$29,563	$18,815	$3,330	$2,467	$4,951

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(7,402)	$(4,600)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in receivable for securities sold	(516)	—
Change in accrued investment income	(112)	70
Change in reinsurance recoverable	1,026	(900)
Change in deferred policy acquisition costs	(49)	123
Change in accrued income tax recoverable	2,021	(2,178)
Change in deferred income taxes	(5,465)	(683)
Depreciation expense	465	274
Change in policy liabilities and claims	78	1,958
Other, net	(3,865)	(1,302)
Net cash used by operating activities	(13,819)	(7,238)

Cash Flows from Investing Activities
Cost of investments acquired	(25,604)	(15,235)
Sale and maturity of investments	29,458	25,626
Purchase of property and equipment	9	(43)
Net cash provided by investing activities	3,863	10,348

Cash Flows from Financing Activities
Change in other policyholder funds	28	45
Change in short-term notes payable	(360)	(15)
Change in long-term debt	12,534	—
Dividends paid	(740)	(1,110)
Net cash provided by (used in) financing activities	11,462	(1,080)

Net change in cash and cash equivalents	1,506	2,030

Cash and cash equivalents, beginning of period	3,393	1,572

Cash and cash equivalents, end of period	$4,899	$3,602

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega).  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  All significant intercompany transactions and accounts have been eliminated.  Certain 2011 amounts have been reclassified from the prior year to conform to the 2012 presentation. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which includes information and disclosures not presented herein.

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

Accounting Changes Not Yet Adopted

Intangibles-Goodwill and Other
In July 2012, the FASB issued guidance related to impairment of indefinite-lived intangible assets other than goodwill. The new guidance will allow an entity to first make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. An entity is

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

required to perform the quantitative test only if it determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We are currently evaluating the impact of this revised guidance on our financial statements. However, we do not expect a material effect on our results of operations or financial position upon adoption in 2013.

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

NOTE 3 – CALCULATION OF EARNINGS PER SHARE

Earnings per share were based on net income divided by the weighted average common shares outstanding.  The weighted average number of shares outstanding for the three-month and nine-month periods ending September 30, 2012 and 2011 were 2,466,600.

NOTE 4 – CHANGES IN SHAREHOLDERS' EQUITY

During the nine-month periods ended September 30, 2012 and 2011, there were no changes in shareholders' equity except for a net loss of $7,402,000 and $4,600,000, respectively; dividends paid of $740,000 in 2012 and $1,110,000 in 2011; changes in accumulated other comprehensive loss, net of applicable taxes, of $310,000 in 2012 and $1,000 in 2011.  Other comprehensive loss consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of September 30, 2012 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$31,394	$2,293	$107	$33,580
Trust preferred securities	537	32	—	569
Mortgage backed securities	9,055	213	64	9,204
Private label mortgage backed securities	8,184	334	—	8,518
Obligations of states and political subdivisions	15,429	1,358	10	16,777
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	7,660	500	15	8,145
Total fixed maturities	72,259	4,730	196	76,793
Equity securities	3,191	2,546	477	5,260
Total	$75,450	$7,276	$673	$82,053

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of September 30, 2012 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,410	$115	$—	$1,525
Obligations of states and political subdivisions	145	3	—	148
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	194	18	—	212
Total	$1,749	$136	$—	$1,885

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2011 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$19,907	$1,340	$267	$20,980
Trust preferred securities	537	—	58	479
Mortgage backed securities	7,587	307	23	7,871
Private label mortgage backed securities	9,716	199	62	9,853
Obligations of states and political subdivisions	18,355	1,142	15	19,482
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	13,878	534	3	14,409
Total fixed maturities	69,980	3,522	428	73,074
Equity securities	4,931	4,206	590	8,547
Total	$74,911	$7,728	$1,018	$81,621

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2011 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$2,026	$125	$—	$2,151
Private label mortgage backed securities	55	1	—	56
Obligations of states and political subdivisions	996	50	—	1,046
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	226	18	—	244
Total	$3,303	$194	$—	$3,497

The amortized cost and aggregate fair value of debt securities at September 30, 2012, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,620	$1,685
Due after one year through five years	13,388	14,612
Due after five years through ten years	22,414	23,943
Due after ten years	34,837	36,553

Total	$72,259	$76,793

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	164	168
Due after five years through ten years	410	442
Due after ten years	1,175	1,275

Total	$1,749	$1,885

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of securities available-for-sale with unrealized losses as of September 30, 2012, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$2,845	$34	$1,626	$73	$4,471	$107	10
Trust preferred securities	—	—	—	—	—	—	—
Mortgage backed securities	1,956	64	—	—	1,956	64	5
Private label mortgage backed securities	—	—	—	—	—	—	—
Obligations of state and political subdivisions	1,183	10	—	—	1,183	10	3
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	1,030	5	251	10	1,281	15	4
Equity securities	—	—	809	477	809	477	1
	$7,014	$113	$2,686	$560	$9,700	$673	23

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

There were no securities held-to-maturity with unrealized losses as of September 30, 2012 and December 31, 2011.

The Company conducts periodic reviews to identify and evaluate securities in an unrealized loss position in order to identify other-than-temporary impairments. For securities in an unrealized loss position, the Company assesses whether the Company has the intent to sell the security or more likely than not will be required to sell the security before the anticipated recovery.  If either of these conditions is met, the Company is required to recognize an other-than-temporary impairment with the entire unrealized loss reported in earnings.  For securities in an unrealized loss position that do not meet these conditions, the Company assesses whether the impairment of a security is other-than-temporary.  If the impairment is determined to be other-than-temporary, the Company is required to separate the other-than-temporary impairments into two components:  the amount representing the credit loss and the amount related to all other factors.  The credit loss is the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.  The credit loss component of other-than-temporary impairments is reported in earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.

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

For the quarter ended September 30, 2012, the Company realized no additional other-than-temporary impairments. The single largest accumulated loss was in the equity portfolio and totaled $477,000.  The second largest loss position was in the bond portfolio and totaled $56,000.  The third largest loss position was in the bond portfolio and totaled $51,000.

For the year ended December 31, 2011, the Company realized $398,000 in other-than-temporary impairments. The single largest accumulated loss was in the equity portfolio and totaled $501,000.  The second largest loss position was in the bond portfolio and

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

totaled $70,000.  The third largest loss position was in the bond portfolio and totaled $58,000.

An analysis of the net change in unrealized appreciation on available-for-sale securities follows:

	(Dollars in thousands)
	Nine-month period ended September 30, 2012	Year Ended December 31, 2011
	(unaudited)
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$(107)	$1,792
Deferred income tax	36	(534)
Net change in unrealized appreciation on available-for-sale securities	$(71)	$1,258

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company has not incurred any income tax related interest and penalties as of September 30, 2012 and $1,000 as of December 31, 2011. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2006. Tax returns have been filed through the year 2011.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset position of $5,538,000 at September 30, 2012, and net deferred tax liability position of $86,000 at December 31, 2011.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
General expenses	$1,232	$1,151
Unearned premiums	1,866	1,714
Claims liabilities	260	271
Trading securities	(1)	—
Litigation settlement	3,570	425
AMT credit	246	—
NOL carry forward	3,221	1,363
Other-than-temporary impairments on securities owned	231	258
Unrealized loss on interest rate swaps	530	407
Deferred tax assets	11,155	5,589

Depreciation	(106)	(144)
Deferred policy acquisition costs	(3,266)	(3,250)
Unrealized gains on securities available-for-sale	(2,245)	(2,281)
Deferred tax liabilities	(5,617)	(5,675)

Net deferred tax asset (liability)	$5,538	$(86)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Deferred policy acquisition costs	$16	$401
Other-than-temporary impairments	27	(152)
Trading securities	1	(26)
Unearned premiums	(152)	(100)
General expenses	(81)	333
Depreciation	(38)	(21)
Claim liabilities	11	7
Litigation settlement	(3,145)	(425)
AMT credit	(246)	—
NOL carry forward	(1,858)	(700)

Deferred income tax (benefit) expense	$(5,465)	$(683)

Total income tax (benefit) expense varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reason for these differences and the approximate tax effects are as follows:

	Nine Months Ended September 30,
	2012	2011
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	1.1%	2.2%
Company owned life insurance	0.8%	0.1%
Small life deduction	3.9%	4.6%
Other, net	(0.1)%	(6.4)%

Effective federal income tax rate	39.7%	34.5%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable consisted of the following as of September 30, 2012 and December 31, 2011:

	(Dollars in thousands)
	2012	2011
Line of credit with variable interest rate equal to the Wall Street Journal (WSJ) prime rate, subject to a 5.0% floor; maturity January 2013. Interest payments due quarterly. Unsecured.	$125	$485

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term debt consisted of the following as of September 30, 2012 and December 31, 2011:

	(Dollars in thousands)
	2012	2011

Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	$2,034	$—

Promissory note with variable interest rate equal to the WSJ prime rate plus 1%; maturity November 2021. Annual installment payments. Unsecured.	10,500	—

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,279	9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$24,906	$12,372

The subordinated debentures (debentures) have the same maturities and other applicable terms and features as the associated trust preferred securities (TPS).  Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or any time the debentures are in default.  All have stated maturities of thirty years.  None of the TPS securities require the Company to maintain minimum financial covenants. The Company has guaranteed that amounts paid to the Trusts will be remitted to the holders of the associated TPS.  This guarantee, when taken together with the obligations of the Company under the debentures, the Indentures pursuant to which the debentures were issued, and the related trust agreement (including obligations to pay related trust fees, expenses, debt and other obligations with respect to the TPS), provides a full and unconditional guarantee of amounts due the Trusts.  The amount guaranteed is not expected to at any time exceed the obligations of the TPS, and no additional liability has been recorded related to the guarantee.

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

The swaps entered into in 2009 and 2010 have fair values of $497,000 (liability) and $1,061,000 (liability), respectively, for a total liability of $1,558,000 at September 30, 2012 ($1,196,000 at December 31, 2011).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation loss of $239,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation loss of $640,000 was included in accumulated other comprehensive income related to the swap at December 31, 2011.

We use dollar offset at the hedge's inception and for each reporting period thereafter to assess whether the derivative used in a hedging transaction is expected to be, and has been, effective in offsetting changes in the fair value of the hedged item. Since inception, no portion of the hedged item has been deemed ineffective. For all hedges, we discontinue hedge accounting if it is

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

determined that a derivative is not expected to be, or has ceased to be, effective as a hedge.

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has securities on deposit with fair market values of $1,566,000 (all of which is posted as collateral). At December 31, 2011, the Company had cash collateral on deposit of $310,000 in addition to securities on deposit with fair market values of $877,000, all of which is posted as collateral. See Note 9 for additional information about the interest rate swaps.

In January 2012, the Company renewed an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  As of September 30, 2012, $125,000 was drawn on this line ($485,000 at December 31, 2011).

In July 2012, the Company executed a promissory note in the amount of $13,000,000 with the Bagley Family Revocable Trust with an interest rate of WSJ prime plus 1%. The purpose of this promissory note is to finance the settlement obligation related to the Mobile Attic litigation. As of September 30, 2012, $10,500,000 was outstanding.

In September 2012, the Company obtained a secured line of credit in the amount of $4,000,000 with an interest rate equal to the WSJ prime subject to a 4.5% floor. As of September 30, 2012, $2,034,000 was drawn on this line.

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

As previously disclosed , the Company and the Purchaser have been involved in litigation regarding this transaction. The Purchaser asserted claims against the Company seeking indemnification of Purchaser's losses and damages as a result of the breach of representations and warranties regarding Mobile Attic's financial condition, as set forth in the Stock Purchase Agreement.
On June 20, 2012, the Company and Bagley Trust reached a settlement agreement to dispose of this action. Under the terms of the settlement, the Company agreed to pay Bagley Trust $13,000,000. The terms of the agreement were formalized in the form of a promissory note in accordance with the following payment schedule: $2.5 million on September 18, 2012, and the balance

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

payable in 9 equal annual installments on November 15 each year beginning in 2013 with a final payment in 2021. The unpaid principal will bear interest at WSJ prime rate plus 1% per annum. The settlement allows for the Company to defer payments in years in which its P&C subsidiaries incur substantial catastrophe losses thus allowing capital management flexibility in the P&C subsidiaries. Under the terms of the agreement, annual debt service payments on the note must equal or exceed any payment of dividends to shareholders in the preceding twelve months.
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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$33,580	$—	$33,580	$—
Trust preferred securities	569	—	569	—
Mortgage backed securities	9,204	—	9,204	—
Private label mortgage backed securities	8,518	—	8,518	—
Obligations of states and political subdivisions	16,777	—	16,777	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	8,145	8,145	—	—
Trading securities	40	40	—	—
Equity securities available-for-sale	5,260	4,451	—	809
Total Financial Assets	$82,093	$12,636	$68,648	$809
Financial Liabilities
Interest rate swap	$1,558	$—	$—	$1,558
Total Financial Liabilities	$1,558	$—	$—	$1,558

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
As of September 30, 2012, Level 3 fair value measurements of assets include $809,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of September 30, 2012, Level 3 fair value measurements of liabilities include $1,558,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine-months ended September 30, 2012 (in thousands):

For the nine-months ended September 30, 2012	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$642	$(1,196)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	24	(362)
Purchases:	143	—
Sales:	—	—
Issuances:	—	—
Settlements	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$809	$(1,558)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2012:	$—	$—

For the quarter ended September 30, 2012, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

The Company is exposed to certain risks in the normal course of its business operations.  The primary risk that is managed through the use of derivatives is interest rate risk on floating rate borrowings.  This risk is managed through the use of interest rate swap agreements which are designated as cash flow hedges.  For cash flow hedges, the effective portion of the gain or loss on the interest rate swap is included as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings.  The Company does not hold or issue derivatives that are not designated as hedging instruments.  See Note 7 for additional information about the interest rate swap agreements.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amount and estimate fair value of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$384	$384	$390	$390
Policy loans	1,268	1,268	1,244	1,244
Company owned life insurance	5,944	5,944	5,660	5,660
Other invested assets	3,807	3,807	3,929	3,929

Liabilities and related instruments
Other policyholder funds	1,436	1,436	1,408	1,408
Short-term debt	125	125	485	485
Long-term debt	24,906	24,906	12,372	12,372

NOTE 10 – SEGMENTS

The Company’s property and casualty insurance operations comprise one business segment.  The property and casualty insurance segment consists of seven lines of business:  dwelling fire and extended coverage, homeowners (including mobile homeowners), ocean marine, other liability, private passenger auto liability, commercial auto liability and auto physical damage.  Management organizes the business utilizing a niche strategy focusing on lower valued dwellings.  Our chief decision makers (President, Chief Financial Officer and Chief Executive Officer) review results and operating plans making decisions on resource allocations on a company-wide basis.  The Company’s products are primarily produced through agents within the states in which we operate.  The Company’s life and accident and health operations comprise the second business segment.  The life and accident and health insurance segment consists of two lines of business: traditional life insurance and accident and health insurance. Premium revenues and operating income by industry segment for the three and nine-month periods ended September 30, 2012, and 2011 (unaudited) are summarized below (dollars in thousands):

Three-Month Period Ended September 30, 2012	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$12,904	$11,243	$1,661	$—
Net investment income	1,140	560	541	39
Net realized investment gains	1,703	875	829	(1)
Other income	258	172	—	86
	16,005	12,850	3,031	124
BENEFITS AND EXPENSES
Policyholder benefits paid	11,564	10,302	1,262	—
Policy acquisition costs	3,005	2,549	456	—
General and administrative expenses	1,954	1,415	436	103
Litigation settlement and defense costs	76	—	—	76
Taxes, licenses and fees	452	393	59	—
Interest expense	311	—	62	249
	17,362	14,659	2,275	428
Income (Loss) Before Income Taxes	$(1,357)	$(1,809)	$756	$(304)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three-Month Period Ended September 30, 2011	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$14,340	$12,606	$1,734	$—
Net investment income	936	407	512	17
Net realized investment gains	(203)	13	(110)	(106)
Other income	217	216	1	—
	15,290	13,242	2,137	(89)
BENEFITS AND EXPENSES
Policyholder benefits paid	10,045	8,924	1,121	—
Policy acquisition costs	2,899	2,558	341	—
General and administrative expenses	2,205	1,685	523	(3)
Litigation settlement and defense costs	388	—	—	388
Taxes, licenses and fees	394	339	55	—
Interest expense	293	—	20	273
	16,224	13,506	2,060	658
Income (Loss) Before Income Taxes	$(934)	$(264)	$77	$(747)

Nine-Month Period Ended September 30, 2012	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$38,933	$33,801	$5,132	$—
Net investment income	3,341	1,700	1,569	72
Net realized investment gains	2,774	1,082	1,691	1
Other income	648	560	2	86
	45,696	37,143	8,394	159
BENEFITS AND EXPENSES
Policyholder benefits paid	27,385	23,478	3,907	—
Policy acquisition costs	8,710	7,687	1,023	—
General and administrative expenses	6,277	4,355	1,528	394
Litigation settlement and defense costs	13,335	—	—	13,335
Taxes, licenses and fees	1,382	1,208	174	—
Interest expense	891	—	64	827
	57,980	36,728	6,696	14,556
Income (Loss) Before Income Taxes	$(12,284)	$415	$1,698	$(14,397)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine-Month Period Ended September 30, 2011	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$42,531	$37,151	$5,380	$—
Net investment income	3,164	1,640	1,470	54
Net realized investment gains	828	656	248	(76)
Other income	728	725	3	—
	47,251	40,172	7,101	(22)
BENEFITS AND EXPENSES
Policyholder benefits paid	35,049	31,121	3,928	—
Policy acquisition costs	8,894	8,049	845	—
General and administrative expenses	6,794	4,737	1,697	360
Litigation settlement and defense costs	1,177	—	—	1,177
Taxes, licenses and fees	1,496	1,215	281	—
Interest expense	863	—	51	812
	54,273	45,122	6,802	2,349
Income (Loss) Before Income Taxes	$(7,022)	$(4,950)	$299	$(2,371)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and nine-month periods ended September 30, 2012 and 2011, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Life, accident and health operations premiums written:
Traditional life insurance	$1,195	$1,302	3,653	$2,688
Accident and health insurance	501	475	1,420	958
Total life, accident and health	1,696	1,777	5,073	3,646

Property and Casualty operations premiums written:
Dwelling fire & extended coverage	7,164	6,551	21,916	20,518
Homeowners (Including mobile homeowners)	6,053	6,223	18,285	19,669
Ocean marine	334	431	781	947
Other liability	369	338	1,135	1,049
Private passenger auto liability	(20)	410	37	1,657
Commercial auto liability	—	80	6	291
Auto physical damage	(10)	185	21	696
Total property and casualty	13,890	14,218	42,181	44,827

Gross premiums written	15,586	15,995	47,254	48,473
Reinsurance premium ceded	(2,064)	(1,612)	(6,135)	(6,116)

Net premiums written	$13,522	$14,383	41,119	$42,357

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and nine-month periods ended September 30, 2012 and 2011, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Life, accident and health operations premiums earned:
Traditional life insurance	$1,159	$1,225	$3,717	$3,914
Accident and health insurance	501	509	1,414	1,466
Total life, accident and health	1,660	1,734	5,131	5,380

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	6,905	6,606	20,117	19,771
Homeowners (Including mobile homeowners)	5,785	6,230	17,479	18,701
Ocean marine	275	294	818	913
Other liability	357	332	1,040	963
Private passenger auto liability	(9)	502	319	1,942
Commercial auto liability	—	80	6	291
Auto physical damage	(2)	206	149	776
Total property and casualty	13,311	14,250	39,928	43,357

Gross premiums earned	14,971	15,984	45,059	48,737
Reinsurance premium ceded	(2,067)	(1,644)	(6,126)	(6,206)

Net premiums earned	$12,904	$14,340	$38,933	$42,531

NOTE 11 – PREFERRED AND COMMON STOCK

The table below provides information regarding the Company's preferred and common stock as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,466,600	2,466,600	3,000,000	2,466,600	2,466,600

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of September 30, 2012, and condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2012 and 2011, the condensed consolidated statement of shareholders' equity for the nine-month period ended September 30, 2012 and cash flows for the nine-month period ended September 30, 2012 and 2011.   These condensed consolidated financial statements are the responsibility of the company's management.

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
November 14, 2012

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of September 30, 2012, compared with December 31, 2011 and its results of operations for the three-month and nine-month period ending September 30, 2012 and its statements of shareholders' equity and cash flows for the nine-month period ended September 30, 2012, all compared with the same periods last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in eleven states with just under 48.8% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 86.8% of total insurance premium revenue during the first nine months of 2012.  Revenue generated from the life segment accounted for 13.2% of total insurance premium revenue.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947 and is the oldest subsidiary of the Company.  The premium revenue produced in NSIC from the traditional life products and accident and health products accounted for 9.6% and 3.6%, respectively, of total premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina and Texas.

Omega One Insurance Company (Omega) is a property and casualty insurance company incorporated in 1992.  Omega is a wholly owned subsidiary of National Security Fire and Casualty Company (NSFC) and is the smallest of the insurance subsidiaries, accounting for approximately 3.1% of consolidated premium revenue.  Omega is licensed and underwrites property and casualty insurance in the states of Alabama and Louisiana.  There is no material product differentiation between those products underwritten by NSFC and Omega as both primarily underwrite personal lines of insurance.

National Security Fire and Casualty Company (NSFC) is a property and casualty insurance company and is the largest of the insurance subsidiaries, accounting for over 83.7% of total premium revenue of the Company.  NSFC operates primarily in the personal lines segment of the property and casualty insurance market.  NSFC has been in operation since 1959.  NSFC is licensed and underwrites property and casualty insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee.  NSFC is licensed, but does not currently underwrite any business, in the states of Kentucky and West Virginia.  NSFC also underwrites insurance on a non-admitted or surplus lines basis in the states of Louisiana, Missouri and Texas.

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

All of our insurance companies have been assigned ratings by A.M. Best.  The property and casualty group has been assigned a group rating of “B++” (Good) with a negative outlook.  In addition, A.M. Best has assigned an issuer credit rating of “bbb” with a negative outlook.  NSFC, the largest of the insurance subsidiaries, carries the same A.M. Best ratings as the group.  Omega carries an A.M. Best rating of “B+” (Good) with a stable outlook and an issuer credit rating of “bbb-” with a stable outlook.  The life insurance subsidiary, NSIC, has been assigned a rating of “B” (Fair) with a stable outlook and an issuer credit ratio of “bb+” with a stable outlook.  All ratings are reviewed at least annually by A.M. Best with the latest ratings effective date of December 19, 2011. AM Best is currently undergoing its annual review process of our ratings.

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

CONSOLIDATED RESULTS OF OPERATIONS

Summary:

For the three-months ended September 30, 2012, the Company had a net loss of $627,000, $0.25 per share, compared to a net loss of $650,000, $0.26 per share, for the same period last year. The primary factor contributing to the net loss for the quarter-ended September 30, 2012 was the increase in claim activity related to Hurricane Isaac. Results for the quarter ended September 30, 2011 were adversely impacted by poor underwriting results from the non-standard auto program. This program was discontinued in the fourth quarter of 2011.

For the three-months ended September 30, 2012, claims were up $1,519,000 at $11,564,000 compared to $10,045,000 for the same period last year. Incurred losses and loss adjustment expenses (LAE) in the P&C segment increased $1,485,000 in 2012 compared to 2011. P&C segment losses were elevated in the third quarter of 2012 as the Company incurred 1,070 claims related to Hurricane Issac. This hurricane struck the Louisiana coast on August 29, 2012, resulting in just over $3,156,000 in reported losses and loss adjustment expenses. Partially offsetting the adverse impact of Hurricane Isaac on third quarter 2012 results was an overall improvement in underwriting results due to the exit from the non-standard auto line of business. The non-standard auto program added $830,000 in underwriting losses in the third quarter of 2011 while the program had no material impact on the third quarter of 2012.

For the three-months ended September 30, 2012, net earned premium was $12,904,000 compared to $14,340,000 for the three-months ended September 30, 2011; a $1,436,000 or 10.0% decrease. A $799,000 decrease in auto earned premium along with a $452,000 increase in reinsurance ceded were the primary factors contributing to the decrease in earned premium in the third quarter of 2012 compared to the third quarter of last year. Again, the fourth quarter 2011 decision to exit the auto line of insurance was the factor leading to the decline in auto premium. An increase in catastrophe reinsurance cost was the primary factor leading to the increase in ceded premium.

For the nine-months ended September 30, 2012, the Company had a net loss of $7,402,000, ($3.00 loss per share), compared to a net loss of $4,600,000, ($1.86 loss per share), for the same period last year. Charges related to the Mobile Attic litigation settlement was a primary factor impacting the first nine months of 2012 coupled with the $3.4 million in third quarter incurred losses and LAE from Hurricane Isaac. The first nine months of 2011 were adversely impacted by an increase in tornado and wind related losses during the month of April, the most significant of which was the April 27th, 2011 tornado outbreak (catastrophe 46) that ripped through the Southeastern United States.

Insured claims totaled $27,385,000 (70.3% of net premiums earned) for the nine-months ended September 30, 2012 compared to $35,049,000 (82.4% of net premiums earned) for the same period last year. Policyholder benefits paid were down $7,664,000 or 21.9% for the nine-months ending September 30, 2012 compared to the same period last year. Although the P&C segment was impacted by Hurricane Isaac during the third quarter of 2012, the primary reason for the decline in claims in 2012 compared to 2011 was the lack of spring storm activity in the current year and the large increase in incurred losses and LAE in our property programs in the prior year due to the significant spring storm activity. In addition, our automobile programs were discontinued in the fourth quarter of 2011 which reduced incurred losses and LAE in 2012 compared to 2011. Incurred losses and LAE from the automobile programs decreased $3,177,000 accounting for 41.5% of the total decline in claims in 2012 compared to 2011.

Year-to-date net earned premium was $38,933,000 for the nine-months ended September 30, 2012 compared to $42,531,000 for the same period last year. The exit from the automobile line of business accounted for 71% of the decline in net earned premium while a reduction in earned premium in the homeowners line of business accounted for most of the remaining decline in earned premium.

Shareholders’ equity as of September 30, 2012 was $29,563,000, down $8,452,000 compared to $38,015,000 as of December 31, 2011. Book value per share decreased $3.43 per share for the nine month period ended September 30, 2012 to $11.98 per share compared to $15.41 per share at December 31, 2011. Factors contributing to the change in equity were a year to date net loss of $7,402,000, decrease in market values of fixed maturities and equity securities of $71,000, a net loss on interest rate swaps of $239,000 and dividends paid of $740,000.

Three-months ended September 30, 2012 compared to three-months ended September 30, 2011:

Premium revenue:

The table below provides a comparison of earned premium revenue by segment for the three-months ended September 30, 2012 and 2011:

	Three-Months Ended		Percent
	2012	2011	increase (decrease)
Life, accident and health segment:
Traditional life insurance	$1,159,000	$1,225,000	(5.4)%
Accident and health insurance	501,000	509,000	(1.6)%
Total life, accident and health	1,660,000	1,734,000	(4.3)%

Property and Casualty segment:
Dwelling fire & extended coverage	6,905,000	6,606,000	4.5%
Homeowners (Including mobile homeowners)	5,785,000	6,230,000	(7.1)%
Ocean marine	275,000	294,000	(6.5)%
Other liability	357,000	332,000	7.5%
Private passenger auto liability	(9,000)	502,000	(101.8)%
Commercial auto liability	—	80,000	(100.0)%
Auto physical damage	(2,000)	206,000	(101.0)%
Reinsurance premium ceded	(2,067,000)	(1,644,000)	25.7%
Total property and casualty	11,244,000	12,606,000	(10.8)%

Total earned premium revenue	$12,904,000	$14,340,000	(10.0)%

Consolidated premium revenue was $12,904,000 for the three-months ended September 30, 2012 compared to $14,340,000 for the same period last year; a decrease of $1,436,000 or 10.0%. The decline in revenue was primarily concentrated in the P&C segment. One primary reason for the decline in P&C segment premium revenue was the termination of the private passenger non-standard and commercial automobile programs. Due to unprofitable underwriting results for multiple years, the decision was made by management to discontinue the automobile program in late 2011. The termination of these programs led to a $799,000 decline in automobile earned premium for the quarter-ended September 30, 2012 compared to the same period last year. In addition, premium revenue was down in the homeowners program. For the quarter-ended September 30, 2012, premium revenue from the homeowners program was $5,785,000 compared to $6,230,000 for the same period last year; a decline of $445,000 or 7.1%. The implementation of more stringent underwriting standards and an ongoing comprehensive review of property risks within this program was the primary reasons for the decline in homeowners premium revenue in the current quarter compared to the same period last year. Finally, the increase in ceded premium revenue reduced net earned premium an additional $423,000 compared to the same period last year. Increased renewal costs on our 2012 catastrophe reinsurance contract coupled with additional reinstatement premium protection (RPP) coverage were the contributors to our increased reinsurance cost.

Investment income:

Investment income increased $204,000 to $1,140,000 for the three-months ended September 30, 2012 from $936,000 for the same period last year.  The primary reason for the higher investment income in the third quarter of 2012 compared to the third quarter of 2011 was an increase in the underlying investment values of our company owned life insurance (COLI ) investment. For the three-months ended September 30, 2012, the COLI value increased $113,000 compared to a decrease in value for the three-months ended September 30, 2011 of $116,000.

Realized investment gains and losses:

For the quarter-ended September 30, 2012, realized investment gains totaled $1,703,000 compared to a realized investment loss of $203,000 for the same period last year; an increase of $1,906,000.  The increase in realized capital gains was primarily associated with an increase in selling activity during the third quarter of 2012 compared to the third quarter of 2011. Due to the current favorable tax position of the Company, a recent run-up in equity values, and the need to reduce volatility of P&C subsidiary capital, heading into the fall election cycle, we made the decision to reduce equity positions in the investment portfolio resulting in an increase in capital gains for the quarter. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements of the insurance subsidiaries and therefore can vary significantly from quarter to quarter. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from quarter to quarter.

Other income:

Other income was $258,000 for the three-months ended September 30, 2012 compared to $217,000 for the quarter-ended September 30, 2011; an increase of 18.9%.  Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.  Overall billing, payment and policy fees were down due to the discontinuation of the automobile programs. However, we had an $86,000 bad debt recovery that contributed to the overall increase for the quarter.

Policyholder benefits paid:

Policyholder benefits paid (claims) as a percent of net premiums earned was 89.6% for the three-months ended September 30, 2012 compared to 70.0% for the three-months ended September 30, 2011. Policyholder benefits for the three-months ended September 30, 2012 were $11,564,000 compared to $10,045,000 for the same period last year; an increase of 15.1%. The $1,519,000 increase in claims was primarily associated with P&C segment incurred losses and LAE resulting from Hurricane Isaac. Partially offsetting the increase in claims from Hurricane Isaac was a significant decrease in claims in the now discontinued automobile program.

The P&C segment is affected by storm systems classified as "catastrophes" by Property Claims Service (PCS) [referred to as cat events throughout the remainder of this discussion]. PCS generally deems a cat event to be a single storm system or other natural disaster which causes in excess of $25 million in industry losses. During third quarter 2012, the P&C segment was impacted by three cat events classified as catastrophes by PCS compared to two cat events during the same period last year. Claims reported related to third quarter 2012 cat events totaled $3,332,000 while claims reported in the prior year related to third quarter 2011 cat events totaled $704,000.

The primary cat event during third quarter 2012 was Hurricane Isaac which struck the Louisiana coast on August 29, 2012 and contributed $3,156,000 in reported losses and loss adjustment expenses through September 30, 2012. This storm accounted for 94.7% of the total cat claims reported during the third quarter of 2012. Because the retention in our 2012 reinsurance contract is $4 million, we do not anticipate losses from Isaac to exceed our catastrophe reinsurance retention.

Partially offsetting the increase in claims for the quarter was a decrease in fire losses reported in the P&C segment for the three-months ended September 30, 2012 compared to the same period last year. Fire losses reported during the third quarter of 2012 were down $379,000 compared to the same period last year. The severity per claim for the quarter in 2012 and 2011 were $23,000 and $26,000, respectively, while the frequency increased by one claim in the third quarter of 2012 compared to the third quarter of 2011. Because fire losses cost significantly more, on average, on a per claim basis, a slight change in the frequency of fire losses can significantly influence quarterly underwriting results.

Policy acquisition cost:

For the three-months ended September 30, 2012, policy acquisition costs were $3,005,000 compared to $2,899,000 for the same period last year. Policy acquisition costs were 23.3% of premium revenue for the third quarter of 2012 compared to 20.2% for the same period last year. A reduction in capitalized cost, primarily in the life segment, is the primary factor contributing to the increase in policy acquisition cost.

General expenses:

General expenses were down for the three-months ended September 30, 2012 at $1,954,000 compared to $2,205,000 for the same period last year; a decrease of $251,000. As a percent of earned premium, general expenses were 15.1% and 15.4%, respectively for the three-months ended September 30, 2012 and 2011.   The Company has implemented significant cost reduction measures over the past nine months and continues to work on streamlining processes and reducing overhead in order to reduce general expenses.

Litigation settlement and defense costs:

Litigation expenses for the three-months ended September 30, 2012 were $76,000 compared to $388,000 for the same period last year. On June 18, 2012, NSG settled longstanding litigation related to the Company's sale of an investment in Mobile Attic, Inc. The final settlement totaled $13,000,000 and the impact of the settlement and remaining legal fees are reflected in these financial statements. The settlement of this litigation during the second quarter of 2012 was the primary reason for the decrease in litigation expenses in the third quarter of 2012 compared to the third quarter of 2011. Additional information related to the settlement can be found in the liquidity and capital resources section of the Management Discussion and Analysis and in Note 8 to the financial statements.

Taxes, licenses and fees:

Taxes, licenses and fees for the three-months ended September 30, 2012 and 2011 were $452,000 and $394,000. respectively. Taxes, licenses and fees as a percentage of earned premiums were 3.5% for the quarter-ended September 30, 2012 and 2.7% for the same period last year.

Interest expense:

Interest expense was $311,000 for the quarter-ended September 30, 2012 compared to $293,000 for the same period last year. The primary reason for the increase was interest expenses incurred on loans in the holding company during the third quarter of 2012 that were not incurred during the same period last year.

Income taxes:

For the quarter-ended September 30, 2012, income tax benefit was $730,000 compared to an income tax benefit of $284,000 for the same period last year. The combination of higher pretax income in the life insurance subsidiary, primarily from realized capital gains, and the application of the small life insurance deduction to life pretax income was the primary factor influencing the higher tax benefit in the third quarter of 2012.

Net loss:

For the three-months ended September 30, 2012, the Company had a net loss of $627,000 compared to a net loss of $650,000 for the same period last year. The primary reason for the net loss for the three-months ended September 30, 2012 was the increase in claims incurred from Hurricane Isaac. The primary reason for the net loss for the three-months ended September 30, 2011 was adverse underwriting results in the P&C segment automobile programs.

Nine-months ended September 30, 2012 compared to nine-months ended September 30, 2011:

Premium revenue:

The table below provides earned premium revenue by segment for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,		Percent
	2012	2011	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$3,717,000	$3,914,000	(5.0)%
Accident and health insurance	1,414,000	1,466,000	(3.5)%
Total life, accident and health	5,131,000	5,380,000	(4.6)%

Property and Casualty operations:
Dwelling fire & extended coverage	20,117,000	19,771,000	1.8%
Homeowners (Including mobile homeowners)	17,479,000	18,701,000	(6.5)%
Ocean marine	818,000	913,000	(10.4)%
Other liability	1,040,000	963,000	8.0%
Private passenger auto liability	319,000	1,942,000	(83.6)%
Commercial auto liability	6,000	291,000	(97.9)%
Auto physical damage	149,000	776,000	(80.8)%
Reinsurance premium ceded	(6,126,000)	(6,206,000)	(1.3)%
Total property and casualty	33,802,000	37,151,000	(9.0)%

Total earned premium revenue	$38,933,000	$42,531,000	(8.5)%

Consolidated premium revenue was $38,933,000 for the nine-months ended September 30, 2012 compared to $42,531,000 for the same period last year; a decrease of $3,598,000 or 8.5%. The decrease was primarily driven by declines in earned premium in the P&C segment. Year-to-date P&C segment earned premium was down 9.0% due to the discontinuation of the non-standard private passenger and commercial automobile programs in late 2011 along with the implementation of more stringent underwriting standards during the prior year which led to a decline in homeowners earned premium. An increase in reinsurance premium ceded in the current year resulting from a 19% increase in catastrophe reinsurance costs under the 2012 contract as well as the purchase of RPP also contributed to the P&C earned premium decreases.

The P&C segment had year-to-date net earned premiums of $33,802,000 through September 2012, compared to $37,151,000 for the same period last year. As mentioned above, the primary reason for the decrease in earned premium was related to the discontinuation of the automobile programs. In late 2011, management decided to terminate the automobile programs due to continued unprofitable underwriting results. Year-to-date automobile earned premium was $474,000 through September 30, 2012 compared to $3,010,000 for the same period last year; a decrease of 84.3%. Because this program is now in runoff, it will not be a significant contributor to total P&C segment premium revenue in 2012. Furthermore, earned premium from the homeowners programs also declined in 2012 compared to 2011. Year-to-date homeowners earned premium totaled $17,479,000 in 2012 compared to $18,701,000 in 2011; a decrease of 6.5%. As we continue to implement strategies to improve underwriting margins and reduce coastal exposure, we expect the P&C segment to continue to incur marginal declines in premium revenue in the near term. These declines are expected to be partially offset by increased property insurance rates as we implement rate adjustments to recover the cost of higher catastrophe reinsurance rates.

Partially offsetting the decline in P&C premium revenue was a reduction in ceded premium in the current year compared to the prior year. For the nine-months ended September 30, 2012, reinsurance premium ceded was down 1.3% compared to the nine-months ended September 30, 2011. The primary reason for the $80,000 decline was a reduction in the amount of reinstatement premium incurred during the current year compared to the prior year. Due to the impact of catastrophe 46, the P&C segment incurred nearly $1.5 million in catastrophe reinstatement premium in the first nine months of 2011. In contrast, due to a lack of major spring storm activity, we incurred no reinstatement premium charges related to 2012 spring storm events. In addition, because Hurricane Isaac did not reach the $4 million retention of our 2012 catastrophe reinsurance contract, no reinstatement premium was incurred from this event. Without the impact of reinstatement premium, reinsurance premium ceded was up $1,485,000 for the first nine months of 2012 compared to last year. A 19% increase in catastrophe reinsurance premium coupled with the addition of reinstatement premium protection were the primary reasons for the increase in ceded premium during 2012 compared to 2011. In addition to the increase in base reinsurance cost, the additional catastrophe reinsurance coverage will increase ceded reinsurance cost by approximately $1.3 million in 2012. However, in the event of a major catastrophe, the pretax impact on earnings of a 100 year cat event has been reduced by over $5 million.

The life segment ended September 2012 with year- to-date premium revenue of $5,131,000; a decrease of 4.6% compared to $5,380,000 through September 2011. The life segment premium revenue is down primarily due to a decrease in new business production.

Investment income:

Investment income increased $177,000 to $3,341,000 through September 30, 2012 compared to $3,164,000 through September 30, 2011.  The increase in investment income was primarily due to the increase in value of our company owned life insurance during the first nine-months of 2012 compared to the same period last year.

Realized investment gains:

For the nine-months ended September 30, 2012 and 2011, realized investment gains were $2,774,000 and $828,000, respectively.  Realized capital gains increased primarily due to reductions in equity investments during the third quarter of 2012. A combination of factors including a favorable tax position and the need to reduce capital volatility in the P&C subsidiaries led to the decision to reduce equity holding during the quarter resulting in an increase in realized capital gains. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements of the insurance subsidiaries and therefore can vary significantly from year-to-year.

Other income:

Other income was $648,000 through September 30, 2012 compared to $728,000 through September 30, 2011; a decrease of 11.0%.  Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.  Due to the termination of our automobile programs, billing, payment and policy fees declined, which triggered the overall reduction in other income for the current year.

Policyholder benefits:

Claims were $27,385,000 for the nine-months ended September 30, 2012 compared to $35,049,000 for the same period last year; a decrease of $7,664,000 or 21.9%.  The primary reason for the current year decline was the reduction in claim activity from tornado, wind and hail storms in the P&C segment in 2012 compared to 2011. However, although claims related to cat events remained down in 2012 compared to 2011, the P&C segment was impacted by several cat events in the current year including Hurricane Isaac.

For the nine-months ended September 30, 2012, the P&C segment was impacted by nine cat events classified as catastrophes by PCS compared to eighteen cat events during the same period last year. Claims reported related to 2012 cat events totaled $4,034,000 while claims reported related to prior year cat events totaled $14,324,000 ($7,933,000 net of reinsurance recoveries) during the same period last year.

The P&C segment was impacted by major catastrophic events in both 2012 and 2011. On August 29, 2012, Hurricane Isaac struck the Louisiana coast and contributed $3,156,000 in reported losses and loss adjustment expenses through September 30, 2012. This storm accounted for 78.2% of the total cat claims reported from cat events thus far in 2012. This storm led to 1,070 claims through the third quarter of 2012. The losses and LAE reported through September 30, 2012 added 8.1 percentage points to the current year loss ratio.

During the prior year, claim activity in the P&C segment was significantly higher due to a greater frequency of severe wind, hail and tornado damage incurred from April storms including catastrophe 46. The losses and LAE incurred from cat 46 exceeded our catastrophe reinsurance retention of $3,500,000 and triggered coverage under our catastrophe reinsurance program. The P&C segment incurred losses and loss adjustment expenses before reinsurance totaling $10,227,000 ($3,836,000 net of reinsurance) from catastrophe 46. The net reported losses and LAE from catastrophe 46 claims increased the overall loss ratio 11.6 percentage points in the first nine months of 2011 including the impact of reinstatement premium.

Fire losses reported in the P&C segment thus far in 2012 were down $947,000 compared to fire losses reported in the first nine months of 2011. The P&C subsidiaries had fire losses reported in 2012 totaling $9,539,000 compared to $10,486,000 in 2011. The fire losses incurred during 2012 resulted from 383 claims compared to fire losses reported during 2011 from 427 claims. These losses had an average severity per claim of $25,000 for both 2012 and 2011, respectively.

Life segment claims were comparable for the nine-month period ended September 30, 2012 at $3,907,000; down only .5% compared to $3,928,000 for the same period last year.

Policy acquisition cost:

For the nine-months ended September 30, 2012, policy acquisition costs were $8,710,000 compared to $8,894,000 for the same period last year; a decrease of $184,000 or 2.1%. The decrease was primarily attributable to the decline in premium revenue which reduced commission costs in 2012 compared to the same period last year.

General expenses:

General expenses were down $517,000 through September 30, 2012 at $6,277,000 compared to $6,794,000 through September 30, 2011.  The reduction in general expenses was primarily associated with a reduction in costs associated with the discontinued auto programs, along with continued company wide cost reduction measures.

Litigation settlement:

On June 18, 2012, the Company settled longstanding litigation related to the Company's sale of Mobile Attic, Inc. The final settlement and legal costs incurred resulted in expenses of $13,335,000 in the first nine months of 2012 compared to costs associated with the matter of $1,177,000 in the first nine months of 2011. Additional information and discussion related to the settlement can be found in the liquidity and capital resources section of Management Discussion and Analysis and in Note 8 to the condensed consolidated financial statements.

Taxes, licenses and fees:

Taxes, licenses and fees were down $114,000 for the nine-months ending September 30, 2012 at $1,382,000 compared to $1,496,000 for the same period last year.  Taxes, licenses and fees as a percentage of earned premiums were 3.5% through both September 30, 2012 and 2011.

Interest expense:

Interest expense was $891,000 for the nine-months ended September 30, 2012 compared to $863,000 for the same period last year. The primary reason for the $28,000 increase was interest expense related to loans in the holding company.

Income taxes:

For the period ended September 30, 2012, income tax benefit totaled $4,882,000 compared to income tax benefit of $2,422,000 for the same period last year. The effective tax rate through September 30, 2012 was 39.7% compared to 34.5% through September 30, 2011 . Income tax expense/(benefit) was composed of current taxes totaling $583,000 for the nine-months ended September 30, 2012 compared to a current income tax benefit of $(1,739,000) for the nine-months ended September 30, 2011. Deferred tax (benefit)/expense totaled $(5,465,000) for 2012 and $683,000 for 2011. The litigation settlement in 2012 was the primary reason for the income tax benefit in 2012 coupled with the increase in claims in the P&C segment related to Hurricane Isaac. During 2011, the significant number of losses incurred from spring storms in the P&C segment was the primary contributor to the 2011 tax benefit.

Net (loss) income:

For the nine-months ended September 30, 2012, the Company had a net loss of $7,402,000 compared to a net loss of $4,600,000 for the same period last year. The primary contributing factor to the current year net loss was the litigation settlement expenses incurred during June 2012 as well as the $3.4 million in pretax losses incurred in the P&C segment from Hurricane Isaac. The prior year net loss was primarily attributable to P&C segment claims incurred from tornado, wind and hail related weather events, including catastrophe 46, during April 2011.

Liquidity and capital resources:

At September 30, 2012, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $29,563,000 down $8,367,000 compared to $38,015,000 at December 31, 2011.  Components of the change in equity were a net loss of $7,402,000, net unrealized loss on investments of $71,000, a net unrealized loss of $239,000 related to interest rate swaps and cash dividends paid totaling $740,000.

The Company has $24,906,000 of long-term debt including $12,372,000 from the proceeds of two separate trust preferred securities issuances, $2,034,000 drawn on a $4,000,000 secured line of credit and an outstanding promissory note balance of $10,500,000. The line of credit is secured by timber property transferred to the Holding Company from the P&C subsidiary. The Company also has a $700,000 operating line of credit to allow flexibility with respect to cash management at the holding company level.  The outstanding balance on the line, at September 30, 2012, was $125,000. We had $575,000 available at September 30, 2012, under the operating credit line.

The Company, primarily through its insurance subsidiaries, had $4,899,000 in cash and cash equivalents at September 30, 2012, compared to $3,602,000 at September 30, 2011. Cash used in operations for the nine-month period ended September 30, 2012 totaled $13,819,000 compared to cash used in the same period last year totaling $7,238,000.

Net cash provided by investing activities totaled $3,863,000 for the nine-months ending September 30, 2012 compared to cash provided of $10,348,000 for the same period last year. During the prior year, investment sales were necessary to increase liquidity in order to pay storm claims in the P&C segment during the second quarter as a result of losses from catastrophe 46.

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

Our P&C segment, which composes the largest segment of our insurance operations, incurred substantial operating losses in 2011. In addition, the P&C segment experienced over $3,000,000 in unreinsured losses from Hurricane Isaac during the third quarter triggering current year operating losses in the P&C segment as well. These operating losses coupled with the transfer of timber property to the Holding company contributed to a significant decline in capital levels in the P&C segment. These reduced capital levels, while adequate to operate our existing business, have substantially reduced the subsidiary's ability to pay dividends upstream to the holding company in the near term.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the Consolidated Financial Statements filed in the 2011 Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2012 is limited to $1,039,000 in the life insurance subsidiary and $2,546,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital and Regulators consider dividends paid within the preceding twelve months when calculating the available dividend. As of September 30, 2012, the total amount available to dividend up to the holding company was $339,000. In July of 2012, NSFC issued an extraordinary dividend of real estate to the holding company in order to secure a bank line of credit. The payment of this extraordinary dividend will limit NSFC's ability to pay further dividends to the parent company until August of 2013. The payment of any subsidiary dividend requires prior notice to the regulatory authorities who may disallow the dividend if, in their judgment, payment of the dividend would have an adverse effect on the surplus of the subsidiary.

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

Due to the erosion in capital levels in the P&C subsidiaries, we have made changes in order to reduce capital/surplus strain in the P&C subsidiaries and help protect capital levels from substantial further erosion resulting from a major catastrophic event. These changes include a combination of reduction in underwriting leverage and an increase in catastrophe reinsurance protection. A summary of each change follows:

•
In late 2011, we discontinued both our private passenger and commercial automobile programs. These two programs accounted for approximately 6% of net written premium in 2011, down from nearly 10% in 2010 but had produced significant underwriting losses over the last five years. Due to a combination of reduced capital levels and a view that it would take some time to achieve underwriting profitability, we made the decision to discontinue the program in order to reduce surplus strain and underwriting leverage in the P&C subsidiaries.

•
We have incurred substantial losses from catastrophe events over the past seven years. These events have driven up catastrophe reinsurance cost and forced our catastrophe reinsurance deductible up from $2 million in 2005 to $4 million in our 2012 renewal. As our cat retention has increased, we have attempted to achieve higher margins in our insurance rate structure in order to compensate for the additional risk of the higher catastrophe reinsurance retention but with limited success due to regulatory constraints primarily because this additional retention was not a "hard dollar" cost in our rate structure. So, since we were limited in our ability to increase margins for this additional retained risk and due to the capital erosion incurred in 2011, in the second quarter of 2012 we placed additional reinsurance cover in the form of reinsurance premium protection (RPP). The RPP cover will serve to reduce our risk from a major catastrophe and strengthen our capital position. The effect of adding this additional RPP cover is to reduce our modeled 100 year event net cost (net of reinsurance recoveries) from approximately $9 million (pretax) to an estimated $4.5 million (pretax). A 100 year event is defined as an event that has approximately a 1% probability of occurring in a given year. This additional cover added $1.3 million to our cat reinsurance cost and will compress margins in 2012 as we go through the process of updating rates to reflect this higher cost but will help protect capital from major events going forward.

As disclosed in Note 8 to these Condensed Consolidated Financial Statements regarding contingencies, the Company was involved in litigation related to its divestiture of Mobile Attic, Inc. The Company's insurance subsidiaries were not involved in this litigation and the Company has funded all costs associated with defending this action. The defense cost placed a strain on our liquidity in the holding company leading up to the date of the jury trial which was set for June of 2012. As was disclosed in our previous filings, the Company believed that the damages claimed in the litigation were excessive in amount and that a substantial portion of the claimed damages was unrelated to the Company's involvement in the Mobile Attic transaction. The Company believed that the damages should be limited to a diminished value of the purchaser's original investment in Mobile Attic resulting from the claimed breach of warranty in the stock purchase agreement. The Company had filed motions for summary judgment requesting a court ruling as to how damages should be measured as a matter of law. As was disclosed in our first quarter Form 10-Q, on April 24, 2012, the Court heard oral arguments on the motion for summary judgment and took the matter under advisement.

Several events unfolded in June of 2012, leading up to trial that caused the Company to reexamine positions with regard to the litigation. First, shortly before trial, Mobile Attic's former auditors and our co-defendant in the matter reached an out of court settlement with plaintiff and therefore would not be defending their actions which were expected to help support the defense of claims. Second, one of the remaining co-defendants with whom the Company was jointly liable for claims under the stock purchase agreement was the former president of Mobile Attic who was sentenced to Federal Prison for bank fraud in 2010 and is currently serving a five year sentence in a West Virginia Federal Penitentiary. Third, the Court had not made a definitive ruling prior to commencement of the trial on how damages would be calculated. Fourth, with the lack of clarity on potential damages, it appeared that damage amounts were potentially going to be left in the hands of a jury in a matter that involved very complex legal and accounting issues with the potential to include damages for other actions involving our co-defendants in which we had no involvement. Fifth, while we believe it is possible that a jury would have returned a verdict for less than the amount for which we settled, we believe it would have been difficult to negotiate post trial settlement terms that would allow us to support our insurance operations and maintain our rating agency ratings. Finally, with no guidance on damages, in the event of an excessive verdict we would have faced significant liquidity constraints in supporting a potentially long, expensive and arduous appeal process.

Immediately before the trial, settlement discussions with the plaintiff approached the amount of the financial benefit that NSG had received from the purchaser in the Mobile Attic transaction. After careful consideration of the aforementioned factors, management made a decision to reach a settlement agreement just as the trial was about to commence. Under the terms of the settlement agreement, the Company will pay a total of $13 million to the plaintiff. In order to manage the liquidity constraints, the settlement will be in the form of an interest-bearing note with amounts to be paid over nine years with the ability to defer payments in years in which the Company's P&C subsidiaries incur substantial catastrophe losses thus allowing capital management flexibility in the P&C subsidiaries. Under the terms of the agreement, the annual debt service on the note cannot be less than the dividends paid to our shareholders in the last twelve months. The Company made an initial installment payment of $2,500,000 in September 2012. The remaining principal will be repaid in nine annual installments of $1,167,000. Accrued and unpaid interest shall be payable with each installment of principal based on the prime rate published in the Wall Street Journal plus 1%.

Cash to fund the litigation settlement will come from three primary sources. First, the Company owns 3,000 acres of timber property with a carrying value of approximately $1.4 million and an estimated fair market value of $5 million. As previously discussed, this property was used as collateral to obtain a $4,000,000 operating line of credit through a regional bank to aide in restoring short-term liquidity and allow flexibility in managing holding company liquidity. Ultimately the Company will seek to sell the property or use the proceeds from timber sales on the property to retire the debt. Second, the holding Company has significant deferred tax assets associated with a net operating loss (NOL) carryforward generated by a combination of this settlement and defense costs incurred over the last two years. This NOL carryforward will generate tax benefits that will offset a portion of future tax liabilities of the P&C insurance subsidiaries in our consolidated tax returns. It is expected that this NOL carryforward will generate approximately $5 million in tax benefits over the term of the settlement. Finally, dividends and management fees paid by the insurance subsidiaries will provide an additional source of proceeds to pay this obligation. Although not a preferred source of flexibility, the Company can also defer interest payments on the trust preferred securities to provide additional operating cash flow. In the event that the Company elects to defer interest payments, shareholder dividends will be suspended until interest payments are current.

The Company is seeking recovery of a portion of amounts to be paid under this settlement from its insurance carrier but to date no recovery had been obtained and no allowance has been made for any recovery in our financial statements.

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

The Company maintains an unsecured operating line of credit, with a $700,000 limit, to allow flexibility with respect to cash management at the holding company level. The outstanding balance at September 30, 2012 was $125,000.

We have taken and continue to take corrective action to improve our profitability and capital position. However, due to the adverse effects of six major hurricanes in the last eight years, the financial market meltdown in 2008, continued historically low interest rates, an unprecedented tornado outbreak in April of 2011 and the recently settled litigation, we have experienced significant reduction in equity capital. While we are beginning to see improvement and have put some major obstacles behind us, we are in a position where we have to preserve capital in the near term in order to put our Company in the best position to be successful moving forward. In order to improve our capital position we will continue to monitor our dividend policy on a quarterly basis. We have reduced our fourth quarter dividend by 75% to $0.025 per share. We will continue to review our dividend policy on a quarterly basis and could take action including the suspension of dividends should operating conditions warrant such action. Due to various factors discussed herein, we must remain flexible in our dividend policy until we achieve more consistent profitability and capital growth.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Under smaller reporting company rules, we are not required to disclose information required under Item 3.  However, in order to provide information to our investors, we have elected to provide information related to market risk.

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk.  Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position.  Investment decisions are made by management and reviewed by the Board of Directors.  Market risk represents the potential for loss due to adverse changes in fair value of securities.  The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk.  The primary risk related to the Company’s equity portfolio is equity price risk.  The Company has not incurred material losses in its investment portfolio in the quarter ended September 30, 2012 related to interest rate changes, defaults on certain securities and changes in value of equity investments.  Changes are discussed in detail under Item 2 of this Form 10-Q.   For further information regarding market risk, reference is made to the Company’s Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine-month period ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings
Please refer to Note 8 to the condensed consolidated financial statements included herein, and the 2011 Annual Report filed on Form 10-K.

Item 1A. Risk Factors
As disclosed in Our annual report for 2011 on Form 10-K, the insurance subsidiaries are rated by A. M. Best Company. The Company currently has an issuer credit rating of bb with a negative outlook. The property and casualty companies currently carry an A.M. Best group financial strength rating of B++ (Good) with a negative outlook. This rating of B++ has remained the same for the past twelve years. The property and casualty group maintains an issuer credit rating of bbb with a negative outlook. The standalone financial strength rating for property and casualty subsidiary Omega One is currently B+ (Good) and Omega's issuer credit rating is bbb-" with a stable outlook. A.M. Best maintained a negative outlook on the property and casualty and group ratings citing uncertainty related to the Company's exposure to actions regarding the sale of its investment in Mobile Attic, Inc. in 2007 and adverse operating results of the property and casualty insurance subsidiaries in 2011.

While the Mobile Attic matter settled earlier this year, the pressure on our P&C ratings has been exacerbated by the impact of losses stemming from Hurricane Isaac on current year earnings and capital. AM Best is currently undergoing its annual review of our ratings.

Other than as discussed above, there has been no material change in risk factors previously disclosed under Item 1A. of the Company’s annual report for 2011 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5.  Other Information
None

Item 6.  Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended September 30, 2012

Date of Report	Date Filed	Description

July 20, 2012	July 26, 2012	Item 5.02 - departure of directors or principal officers; election of directors; appointment of principal officers

August 3, 2012	August 7, 2012	Item 1.01 - entry into a material definitive agreement Item 2.03 - creation of a direct financial obligation or an obligation under an off-balance sheet arrangement of a registrant

August 6, 2012	August 7, 2012	Press release, dated August 7, 2012, issued by The National Security Group, Inc.

August 7, 2012	August 7, 2012	Press release, dated August 7, 2012, issued by The National Security Group, Inc.

August 3, 2012	August 8, 2012
Amendment No. 1 to amend the current report on Form 8-K of The National Security Group, Inc. filed with the Securities and Exchange Commission on August 7, 2012, reporting transactions falling under Item 1.01 and Item 2.03

SIGNATURE

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

Dated: November 14, 2012