Form 10-K
period 2012-12-31
NATIONAL SECURITY GROUP INC
filed 2013-03-22
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 GE ACT OF 1934
For the fiscal Period Ended December 31, 2012

or

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $12,032,715

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 21, 2013

Common Stock $1.00 par value	2,466,600 shares

THE NATIONAL SECURITY GROUP, INC.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Definitive proxy statement for the 2013 Annual Meeting of Stockholders to be held May 17, 2013 is incorporated by reference into Part III of this report. The proxy statement will be filed no later than 120 days from December 31, 2012.

2.	Current Report on Form 8-K for event occurring on March 21, 2013 is incorporated into Part IV of this report.

PART I

Item 1. Business

Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company, NSG, we, us, our), an insurance holding company, was incorporated in Delaware on March 20, 1990. Our common stock is traded on the NASDAQ Global Market under the symbol NSEC.

Pursuant to regulations of the United States Securities and Exchange Commission (SEC), we are considered a “Smaller Reporting Company” as defined by SEC rules. We have elected to utilize an “a la carte” scaled disclosure which permits smaller reporting companies to elect to comply with scaled financial and non-financial disclosure requirements on an item by item basis. The most significant reporting difference permitted under the scaled disclosures, which we have utilized, is to include two years of audited financial statements.

The Company, through its three wholly owned subsidiaries, operates in two industry segments: property and casualty insurance and life insurance.

The property and casualty subsidiaries of the Company, National Security Fire and Casualty (NSFC), and Omega One Insurance Company (Omega), primarily write personal lines dwelling coverage including dwelling fire and windstorm, homeowners and mobile homeowners lines of insurance in eleven states. Property and casualty insurance is the most significant industry segment, accounting for 87% of total premium revenues.

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

Cautionary Statement Regarding Forward-Looking Statements

Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. The following report contains forward-looking statements that are not strictly historical and that involve risks and uncertainties. Such statements include any statements containing the words “expect,” “plan,” “estimate,” “anticipate” or other words of a similar nature. Management cautions investors about forward-looking statements. Forward-looking statements involve certain evaluation criteria, such as risks, uncertainties, estimates, and/or assumptions made by individuals informed of the Company and industries in which we operate. Any variation in the preceding evaluation criteria could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, without limitation, the following:

▪
The insurance industry is highly competitive, and the Company encounters significant competition in all lines of business from other insurance companies. Many of the competing companies have more abundant financial resources than the Company.

▪	Insurance is a highly regulated industry. It is possible that legislation may be enacted which would have an adverse effect on the Company's business.

▪
The Company is subject to regulation by state governments for each of the states in which it conducts business. The Company cannot predict the subject of any future regulatory initiative(s) or its (their) impact on the Company's business.

▪
The Company is rated by various insurance rating agencies. If a rating is downgraded from its current level by one of these agencies, sales of the Company's products and stock price could be adversely impacted.

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

▪
The Company's ability to continue to pay dividends to shareholders is contingent upon profitability and capital adequacy of the insurance subsidiaries. The insurance subsidiaries operate under regulatory restrictions that could limit the ability to fund future dividend payments of the Company. An adverse event or series of events could materially impact the ability of the insurance subsidiaries to fund future dividends, and consequently, the Board of Directors would have to suspend the declaration of dividends to shareholders.

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

The following table indicates allocation percentages of direct written premium by state for the two years ended December 31, 2012 and 2011:

State	Direct Written Premium
	2012		2011
Alabama	$15,858,000	29.62%	$15,689,000	28.13%
Arkansas	2,711,000	5.06%	3,538,000	6.34%
Georgia	5,196,000	9.70%	4,345,000	7.79%
Louisiana	7,184,000	13.42%	8,627,000	15.47%
Mississippi	9,382,000	17.52%	9,572,000	17.16%
South Carolina	6,141,000	11.47%	6,000,000	10.76%
Florida	86,000	0.16%	91,000	0.16%
Missouri	6,000	0.01%	363,000	0.65%
Oklahoma	2,237,000	4.18%	2,474,000	4.44%
Tennessee	3,062,000	5.72%	3,192,000	5.72%
Texas	1,681,000	3.14%	1,884,000	3.38%
	$53,544,000	100.00%	$55,775,000	100.00%
In general, the property-casualty insurance business involves the transfer by the insured, to an insurance company of all or a portion of certain risks for the payment, by the insured, of a premium to the insurance company. A portion of such risks is often retained by the insured in the form of deductibles, which vary from policy to policy, but are typically in the range of $500 to $1,000 on NSFC and Omega's primary dwelling property and homeowners lines of business.

The premiums or payments to be made by the insured for direct products of the property and casualty subsidiaries are based upon expected costs of providing benefits, writing and administering the policies. In determining the premium to be charged, the property and casualty subsidiaries utilize data from past claims experience, modeled catastrophe losses and anticipated claims estimates along with catastrophe reinsurance cost, commissions, taxes and general expenses.

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

The following table sets forth the premiums earned and pre-tax income during the periods reported for the property and casualty insurance segment (dollars in thousands):

	Year Ended December 31,
	2012	2011
Net premiums earned:
Fire, allied lines and homeowners	$43,962	$45,165
Automobile	474	3,356
Other	770	850
Total net earned premium	$45,206	$49,371
Income (loss) before taxes	$2,552	$(4,389)
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

The following Loss Reserve Re-estimates table illustrates the change over time of the net reserves established for property-liability insurance claims and claims expense at the end of the last 10 calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows retroactive re-estimates of the original recorded reserve as of the end of each successive year. These re-estimates are the result of the Company's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The third section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that year's reserve liability. The last section compares the latest re-estimated reserve to the reserve originally established and indicates whether the original reserve was adequate to cover the estimated costs of unsettled claims. The Loss Reserve Re-estimates table is cumulative, and therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2012 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate. Due to the relatively short tail nature of the property and casualty subsidiaries' claim liabilities, the Company does not discount loss reserves for the time value of money. Dollar amounts are in thousands.

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Gross unpaid losses per
Consolidated Balance Sheet	$11,513	$11,343	$13,094	$19,511	$12,498	$11,973	$14,436	$12,646	$13,184	$14,386	$11,214
Ceded reserves	(1,555)	(1,232)	(2,611)	(8,560)	(1,783)	(555)	(2,421)	(549)	(1,329)	(2,381)	(1,229)
Net unpaid losses	$9,958	$10,111	$10,483	$10,951	$10,715	$11,418	$12,015	$12,097	$11,855	$12,005	$9,985

Cumulative net payments:
1 year later	$4,342	$5,567	$5,584	$7,384	$6,438	$4,797	$5,636	$5,349	$5,738	$4,035
2 years later	5,520	6,765	7,006	9,063	8,103	6,496	6,350	6,305	7,239
3 years later	5,865	7,038	7,521	10,198	9,652	6,767	6,725	6,764
4 years later	5,945	7,274	7,811	11,439	10,094	6,976	6,980
5 years later	6,136	7,351	8,018	11,763	10,360	7,202
6 years later	6,167	7,390	8,006	11,900	10,662
7 years later	6,183	7,398	8,024	12,012
8 years later	6,192	7,400	8,056
9 years later	6,194	7,419
10 years later	6,194

Net Liability re-estimated:
1 year later	7,334	9,186	9,042	11,844	11,817	9,046	9,438	8,621	11,443	9,606
2 years later	7,165	8,607	9,118	11,827	11,061	8,739	7,916	8,869	11,064
3 years later	6,906	8,098	8,669	12,161	11,121	7,739	8,179	9,033
4 years later	6,509	7,863	8,404	12,337	10,792	7,792	8,514
5 years later	6,499	7,629	8,274	12,178	11,089	8,010
6 years later	6,313	7,570	8,135	12,372	11,413
7 years later	6,314	7,484	8,184	12,699
8 years later	6,278	7,500	8,093
9 years later	6,294	7,430
10 years later	6,201

Net cumulative redundancy (deficiency)	$3,757	$2,681	$2,390	$(1,748)	$(698)	$3,408	$3,501	$3,064	$791	$2,399
Our reported results, financial position and liquidity could be affected by changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

	For The Years Ended December 31,
	2012		2011
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
*Loss and LAE reserves are in thousands
(10.0)%	$10,093	3.71%	$12,947	3.78%
(7.5)%	10,373	2.78%	13,307	2.84%
(5.0)%	10,653	1.86%	13,667	1.89%
(2.5)%	10,934	0.93%	14,026	0.95%
Reported	11,214	—%	14,386	—%
2.5%	11,494	(0.93)%	14,746	(0.95)%
5.0%	11,775	(1.86)%	15,105	(1.89)%
7.5%	12,055	(2.78)%	15,465	(2.84)%
10.0%	12,335	(3.71)%	15,825	(3.78)%

While our reserve estimates have had more significant variability in the past, we believe that the scenarios presented above are most reasonable as our methodology has become more seasoned, and we have maintained continuity of staff involved in the reserving process.

Life Insurance Segment
National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947, conducts the Company's life insurance business. This segment will be referred to throughout this report as NSIC, Life Company, or Life segment. NSIC is licensed to write insurance in six states: Alabama, Florida, Georgia, Mississippi, South Carolina, and Texas.

The following table indicates NSIC's percentage of direct premiums collected by state for the two years ended December 31, 2012 and 2011:

State	Percentage of Total Direct Premiums
	2012		2011
Alabama	3,959,000	58.17%	4,044,000	58.20%
Georgia	1,408,000	20.69%	1,424,000	20.49%
Mississippi	678,000	9.96%	697,000	10.03%
South Carolina	476,000	6.99%	512,000	7.37%
Texas	169,000	2.48%	180,000	2.59%
Florida	116,000	1.71%	92,000	1.32%
	6,806,000	100.00%	6,949,000	100.00%
NSIC has two primary methods of distribution of insurance products: independent agents and home service (career) agents.  The independent agent distribution method accounts for 62.4% of total premium revenue in the life insurance segment. Approximately 212 agents of the Company's independent agents produced new business during 2012. The home service distribution method of life insurance products accounts for 32.8% of total premium revenue in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent.  The Company employed nine career agents and one regional manager as of December 31, 2012. The remaining 4.8% of premium revenue consists of the following:  a book of business acquired from a state guaranty association in 2000 (1.6%), premium generated through direct sales of school accident insurance (1.4%), and other miscellaneous business serviced directly through the home office (1.8%).

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

The following table displays a schedule of 2012 life segment premium produced by product and distribution method (dollars in thousands):

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$75	$—	$77
Ordinary	1,820	2,668	33
Group Life	—	9	63
A&H Group	—	—	106
A&H Other	276	1,444	38
Total Premium by Distribution Method	$2,171	$4,121	$317

The following table sets forth certain information with respect to the development of the Life Company's business (dollars in thousands):

	Year ended December 31,
	2012	2011
Life insurance in force at end of period:
Ordinary-whole life	$170,800	$174,200
Term life	21,400	23,600
Industrial life	19,500	20,200
	$211,700	$218,000
Life insurance issued:
Ordinary-whole life	$24,800	$31,400
	$24,800	$31,400
Net premiums earned:
Life insurance	$4,745	$4,953
Accident and health insurance	1,864	1,917
	$6,609	$6,870

Life Insurance Segment Reserves
We engage Wakely Actuarial Services of Palm Harbor, Florida as consulting actuary to calculate our reserves for traditional life insurance products. The methodology used requires that the present value of future benefits to be paid under life insurance policies less the present value of future net premiums be calculated. The calculation uses assumptions including estimates of any adverse deviation, investment yields and changes in investment yields, mortality, maintenance expenses and any non-forfeiture options or termination benefits. The assumptions determine the level and sufficiency of reserves which are calculated and reviewed by our consulting actuary at the end of each quarter. The independent consulting actuary also reviews our estimates for other insurance products including claims reserves under accident and health contracts. Management believes that the reserve amounts reflected in the accompanying consolidated financial statements are adequate.

Investments
A significant percentage of the total income for the Company is tied to the performance of its investments. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company. Our investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities. At December 31, 2012, investments comprise 74% of total assets, and investment income (including realized gains) comprises almost 12% of total revenues evidencing the significant impact investments can have on financial results. Because the Company's insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The Company's investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

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

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by NSIC in 2012 averaged approximately 7% of premiums. Commissions paid by NSFC in 2012 averaged approximately 15% of premiums. During 2012, one independent agent, accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. The net earned premium from this general agent totaled $4,622,000 or 10.22% of total P&C segment net earned premium. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2012, NSIC employed eight career agents and one regional manager. NSIC also had approximately 212 independent agents actively producing new business.

At December 31, 2012, NSFC had contracts with approximately 1,400 independent agencies in eleven states.

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

NSFC and Omega's primary insurance products are dwelling fire and homeowners, including mobile homeowners. Dwelling fire and homeowners, collectively referred to as the dwelling property line of business, is the largest line of business in property and casualty operations, composing 94% of total property and casualty premium revenue. We focus on providing niche insurance products within the markets we serve. We are in the top twenty-five dwelling property insurance carriers in our two largest states, Alabama and Mississippi. However, due to the large concentration of business among the top five carriers, our total market share in the dwelling fire line of business is approximately 2% in Alabama and 1% in Mississippi. In the homeowners line of business, our market share in both Alabama and Mississippi is less than 1%. The homeowners markets are even more concentrated with the top three homeowners carriers in both Alabama and Mississippi controlling over 50% of the market share.

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

The property and casualty administration system is an internally developed end-to-end system that we believe enhances our ability to compete with larger carriers in the markets we serve. The system features a web based portal that allows our independent agents to rate, quote and issue policies directly in their office. The system streamlines the underwriting process with automation of many previous manual processes and enhances our agents' ability to provide excellent service to their clients. The system also enhances the efficiency of our underwriting process allowing for a more thorough evaluation of risks.

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

Our insurance subsidiaries are subject to various statutory restrictions and limitations relating to the payment of dividends or distributions to stockholders. The restrictions are generally based on certain levels of surplus, net income or operating income as determined by statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends made within the preceding 12 months, do not exceed the greater of (1) 10% of statutory surplus as of the end of the preceding year or (2) for property and casualty insurers, statutory net income for the preceding year or for life companies, statutory net gain from operations for the preceding year. Dividends in excess of the restricted amounts are payable only after obtaining expressed regulatory approval. Future dividends from the insurance subsidiaries may be limited by business or regulatory considerations. The Company relies on the ability of the insurance subsidiaries to pay dividends to fund stockholder dividends and for payment of most operating expenses of the group, including interest and principal payments on debt. Further discussion of dividend payment capacity of subsidiaries can be found in Note 12 of the Consolidated Financial Statements included herein.

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer's assets, including investments and an insurer's liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company's total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2012, each subsidiary exceeds any levels that would require regulatory actions.

A.M. Best Rating
A.M. Best Company is a leading provider of insurance company financial strength ratings and insurance company issuer credit ratings. Best's financial strength ratings and issuer credit ratings provide an independent opinion based on comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile. The Company currently has an issuer credit rating of “bb” with a negative outlook. The property and casualty companies currently carry an A.M. Best group financial strength rating of B++ (Good) with a negative outlook. This rating of B++ has remained the same for the past twelve years. The property and casualty group maintains an issuer credit rating of “bbb” with a negative outlook. The standalone financial strength rating for property and casualty subsidiary Omega One is currently B+ (Good) and Omega's issuer credit rating is “bbb-" with a stable outlook. National Security Insurance Company maintains a company specific financial strength rating of B+ (Good) with a stable outlook and an issuer credit rating of “bbb-” with a stable outlook. A.M. Best maintained a negative outlook on the property and casualty and group ratings citing underwriting volatility as a result of a trend of more frequent and severe weather-related events. For the latest ratings, you can access www.ambest.com.

Employees
The Company itself has no management or operational employees. Instead, all human resource activities are within the subsidiary National Security Insurance Company. NSIC employed 104 staff members as of December 31, 2012, none of which were represented by a labor union. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with National Security Insurance Company whereby the Company and the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. The Company, through NSIC, is represented by 8 employee agents in Alabama. The Company's property and casualty subsidiaries had approximately 1,400 independent (non-employee) agents producing business at December 31, 2012. We consider our employee relations to be good.

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

Underwriting and product pricing
The insurance subsidiaries maintain underwriting departments that seek to evaluate the risks associated with the issuance of an insurance policy. NSIC accepts standard risks and, to an extent, substandard risks and engages medical doctors who review certain applications for insurance. In the case of the property and casualty subsidiaries, the underwriting staff attempts to assess, in light of the type of insurance sought by an applicant, the risks associated with a prospective insured or insurance situation. The underwriting assessment may involve various components in the risk evaluation process including, but not limited to, potential liability or fire hazards, age of dwelling, loss history, credit history of insured, employment status, location of fire department, home value, home heat source, and general maintenance of the property. In general, the property and casualty subsidiaries specialize in writing nonstandard risks.

The nonstandard market in which the property and casualty subsidiaries operate reacts to general economic conditions in much the same way as the standard market. When insurers' profits and equity are strong, companies sometimes cut rates or do not seek increases. Also, underwriting rules are less restrictive. As profit and/or capital fall, companies may tighten underwriting rules and seek rate increases. Premiums in the nonstandard market are higher than the standard market because of the increased risk, which generally comprises more frequent claims. Lower valued dwellings and mobile homes often warrant higher premiums because of the nature of the risk. The costs of placing such nonstandard policies and making risk determinations are similar to those of the standard market. The added costs due to more frequent claims servicing are reflected in the generally higher premiums that are charged.

Our ability to maintain profitability is contingent upon our ability to actively manage our rates and our underwriting procedures. Premium rate inadequacy may not become apparent quickly, and we will incur lag-time to correct. If our rates or underwriting processes become inadequate, our results of operations and financial condition could be adversely impacted.

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

Maintenance of profit margins and potential for margin compression
Our maximum long term average pretax profit margin on most of our insurance products is approximately five to six percent. In most states, we have limited ability to increase our margins beyond this level for higher risk, and we can incur significant delays in our ability to pass along higher cost that we may incur. Examples of this risk include:

•
Our catastrophe reinsurance cost is negotiated annually and effective January 1 of each year. The reinsurance market in which we operate is unregulated, and our reinsurance cost is based on negotiated rates that adjust annually. Due to increased frequency of storms over the past seven years and sometimes limited reinsurance market capacity, we often experience double digit rate increases and often cannot include these increases in our rates until the new reinsurance agreement is negotiated. Due to increased cat loads in more storm prone areas, significant year over year increases in cat cost can often temporarily eliminate our profit margins in some areas and significantly compress our overall profit margins priced into our insurance coverages.

•
We have a geographic concentration in the Southeastern U.S. which is exposed to significant hurricane risk. We believe that we are often not adequately compensated for certain heavily exposed risk through a combination of limits on allowable margin and delays in seeking rate increases. We often have to manage these exposures using alternatives to pricing, such as limits on new business production, to help us manage exposure concentrations and protect our capital position.

•
Due to increasing catastrophe reinsurance cost, we have incurred increases in our reinsurance retentions/deductibles over the past seven years. Again, due to limits to profit margins, we are often not adequately compensated for the increased risk associated with these higher reinsurance retentions due to overall limits on margins in some of the states in which we operate.

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

In 2012, the property and casualty subsidiaries had catastrophe protection up to a $72.5 million aggregate loss. Under the property and casualty subsidiaries reinsurance arrangement in force during 2012, the Company retained the first $4 million of insured losses from any single catastrophic event. The next $13.5 million in insured losses from any single event was 95% reinsured with the Company's net retention being 5%. The third layer of reinsurance protection provided coverage for 100% of insured losses exceeding $17.5 million and up to $42.5 million. The fourth layer of reinsurance protection provided coverage for 100% of insured losses in excess of $42.5 million up to $72.5 million.

In the second quarter of 2012, we placed additional reinsurance cover in the form of reinsurance premium protection (RPP). The RPP cover will serve to reduce our risk from a major catastrophe and strengthen our capital position. The effect of adding this additional RPP cover is to reduce our modeled 100 year event net cost (net of reinsurance recoveries) from approximately $9 million (pretax) to an estimated $4.5 million (pretax).

Our inability to procure reinsurance, primarily catastrophe reinsurance, could adversely impact our ability to maintain our level of premium revenue. The increased frequency of catastrophic events also increases our cost of reinsurance pressuring the profit margins of our insurance products. It is generally cost prohibitive to maintain deductibles below levels currently in place. Our current $4.0 million catastrophe deductible will adversely impact underwriting results in years in which we incur losses from a major hurricane or tornado outbreak.

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

Catastrophe modeling results play a major role in our decision making process regarding the upper limits of our catastrophe reinsurance protection. While the level of sophistication has increased significantly in recent years in the design of computer generated catastrophe modeling, there are risks inherent in the modeling process, and the process continues to evolve. We believe the chance of a catastrophe event exceeding the upper limits of our reinsurance protection is remote; however, with the unpredictability of natural disasters, we are unable to eliminate all risk of exceeding the upper limits of our reinsurance protection. Hurricane Katrina exceeded the upper limits of our coverage in 2005. We have since increased the upper limits of our coverage, but should a future event exceed the upper limits of our reinsurance coverage by a material amount, our financial condition could be adversely impacted.

The amount of catastrophe reinsurance protection purchased by the Company was based on computer modeling of actual Company exposure. The Company generally seeks catastrophe protection for scenarios based on the computer modeling that mitigates losses up to at least a near term 1 in 100 year event, further described as an amount at which the probability of not exceeding is not less than 99%. NSFC and Omega had a provision for one reinstatement (coverage for two catastrophic events) during 2012.

Climate change
Scientific evidence supports that there have been and continue to be significant changes in climate including temperature, precipitation and wind resulting from various natural factors, processes, and human activities. Rising temperatures and changes in weather patterns could impact storm frequency and severity in our coverage areas. Increases in storm frequency and severity could negatively impact reinsurance costs impacting product pricing and the areas in which we offer our products. With respect to our property and casualty segment, climate change may impact the types of storms that impact our coverage areas as well as the frequency and severity of storms, thereby impacting reinsurance placement and rates. With respect to our life insurance segment, climate change may impact life expectancies, thereby influencing mortality assumptions used in pricing assumptions and reserve calculations. Climate change could impact future product offerings, exclusions and/or policy limitations.

The Company may be impacted by domestic legislation and regulation related to climate change. Governmental mandates could impede our ability to make a profit with our current product offerings, limit the products we can offer and/or impact the geographic locations in which we offer our products.

The impact of climate change cannot be quantified at this time.

Reserve liabilities
NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2012, the total reserves of NSIC (including the reserves for accident and health insurance) were approximately $32.4 million. We believe, based on current available information, reserves for future policy benefits are adequate. However, we are currently in a period of record low interest rates, and should this period of low rates be sustained over the long term, it can impair our ability to make sufficient returns to cover future policy liabilities. Also, should actual mortality, morbidity, expense or withdrawal assumption differ materially from assumptions, our operating results could be negatively impacted.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2012, the property and casualty subsidiaries had reserves for unpaid claims of approximately $11.2 million before subtracting unpaid claims, due from reinsurers of $1,229,000 leaving net unpaid claims of
$10 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2012 or 2011. The Company believes, based on current available information, such reserves are adequate to provide for settlement of claims.

We incur the risk that we may experience excessive losses due to unanticipated claims frequency, severity or both that may not be factored into our loss reserve liabilities. Unexpected frequency and severity can be adversely impacted by outcomes of claims litigation; adverse jury verdicts related to claims settlements and adverse interpretations of insurance policy provisions which result in increased liabilities. We are also subject to the risk of unanticipated assessments from state underwriting associations or windstorm pools related to losses in excess of the associations or pool's ability to pay. Such costs are often allocated to companies operating in the jurisdiction of the association or windstorm pool, and the likelihood and amount of such assessments are difficult to predict. These events could adversely impact our historical loss reserving methodology and cause financial adjustments that could materially impact our financial condition and results of operations.

Financial Ratings
The insurance subsidiaries are rated by A.M. Best Company, an insurance company-rating agency. NSFC is rated B++ (Good), Omega is rated B+ (Good) and NSIC is rated B+ (Good) by A.M. Best Company. The property and casualty and group ratings currently have a negative outlook and may be downgraded if earnings for 2013 fall below expectations or if capital is eroded by operating losses or dividends to the parent company. In order to stabilize the property and casualty and group ratings, the Company must show a positive earnings trend that leads to capital appreciation without excess growth. A downgrade in our A.M. Best ratings could adversely impact our ability to maintain existing business or generate new business. See page 12-13 of this Form 10-K for additional information on our current A.M. Best rating.

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

Most states have enacted legislation or adopted administrative rules and regulations covering such matters as the acquisition of control of insurance companies, transactions between insurance companies and the persons controlling them. The National Association of Insurance Commissioners has recommended model legislation on these subjects, and all states where the Company's subsidiaries transact business have adopted, with some modifications, that model legislation. Among the matters regulated by such statutes are the payments of dividends. These regulations have a direct impact on the Company since its cash flow is substantially derived from dividends from its subsidiaries, and adverse operating results in the insurance subsidiaries or the development of significant additional obligations in the holding company could adversely impact liquidity at the holding company level. Statutory limitations of dividend payments by subsidiaries are disclosed in Note 12 of the accompanying Consolidated Financial Statements.

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

The property and casualty subsidiaries market their products through independent agents and brokers, concentrating primarily on dwelling fire, homeowners and nonstandard auto coverage. NSFC, though one of the larger writers of lower value dwelling fire insurance in Alabama, nevertheless faces a number of competitors in this niche market. Moreover, larger general line insurers also compete with NSFC. The market share in states other than Alabama is small. Price is the primary method of competition. Because the Company utilizes independent agents, commission rates and service to the agent are also important factors in whether the independent agent agrees to offer NSFC products over those of its competitors. The Company primarily relies on an established independent agency force to market our insurance products. The loss of independent agents could adversely impact both the retention of existing business and production of new business.

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

Investment Risk and Liquidity
Our invested assets are managed by company personnel. The majority of these investments consist of fixed maturity securities. These securities are subject to price fluctuations due to changes in interest rates, and unfavorable changes could materially reduce the market value of the Company's investment portfolio and adversely impact our financial condition and results of operations. Fixed maturity investments are managed in light of anticipated liquidity needs. Should we experience a significant change in liquidity needs for any reason, we may be forced to sell fixed maturity securities at a loss to cover these liquidity needs. Changes in general economic conditions, the stock market and various other external factors could also adversely impact the value of our investments and consequently our results of operations and financial condition.

Impact of economic and credit market conditions on our investments
Our investment portfolio is exposed to economic and financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. Events that unfolded in the latest recession had a material impact on the valuations of our investments. Economic and credit market conditions during the recession adversely affected the ability of some issuers of investment securities to repay their obligations and may further affect the values of investment securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.

Litigation
We are routinely involved in litigation related to our insurance products. Litigation can involve claims for damages in excess of stated policy limits and include damages for bad faith. Defense of these claims can often be expensive adding to our loss adjustment expenses, and adverse jury verdicts could materially impact our results of operations and financial position.
Dependence of the Company on Dividends from Insurance Subsidiaries
The Company is an insurance holding company with no significant operations and limited outside sources of income. The primary asset of the Company is its stock in the insurance subsidiaries. The Company relies on dividends from the insurance subsidiaries in order to pay operating expenses, to service debt obligations and to provide liquidity for the payment of dividends to shareholders. The ability of the insurance subsidiaries to pay dividends is subject to regulatory restrictions discussed in detail in Note 12 of the Consolidated Financial Statements included herein. Should the insurance subsidiaries become subject to restrictions imposed by insurance regulations regarding the payment of dividends, the ability of the Company to pay expenses, meet debt service requirements and pay cash dividends to shareholders could be adversely impacted. Additionally, should business conditions deteriorate, we could be forced to further limit or suspend dividend payments in order to protect our capital position.

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

Debt covenants
Should we become unable to remain current on interest payments on our long term debt, under our debt covenants, we would be forced to suspend the payment of dividends to stockholders until interest payments are current.

Technology
Our insurance subsidiaries are dependent on computer technology and internet based platforms in the delivery of insurance products. Our ability to innovate and manage technological change is a key to remaining competitive in the insurance industry. A breakdown in major systems or failure to maintain up to date technology could adversely impact our ability to write new business and service existing policyholders, which would adversely impact our results of operations and financial condition. The occurrence of computer viruses, information security breaches, disasters, or unanticipated events could affect the data processing systems of the Company or its service providers which could damage the Company's business and adversely affect our financial condition and results of operations.

Access to capital
We rely on debt and equity capital to operate. Due to a recent litigation settlement, our debt levels are higher than our historical norm. Adverse operating results, general market and economic conditions could impair our ability to raise new capital needed to support our operations.

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

Item 2. Properties

Our principal executive offices, owned by NSIC, are located at 661 East Davis Street, Elba, Alabama. The executive offices are shared by the insurance subsidiaries. The building was constructed in 1977 with an addition added in 2008. The Company expansion and renovation project completed in early 2008, added an additional 4,684 square feet and renovated 3,017 square feet of the existing structure. The executive offices total approximately 30,700 square feet. The Company believes this space to be adequate for our immediate needs.

The Company and its subsidiaries own certain real estate investment properties. We own approximately 2,950 acres of undeveloped timberland in Pike, Coffee and Covington counties in Alabama. The timber is accounted for as a natural resource and depleted in accordance with applicable accounting standards, which identify total costs as including acquisition costs, exploration costs, development costs, production costs and support equipment and facilities cost.  We include in total costs timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth.  We allocate total cost of the timberland over periods benefited by means of depletion.  Timber revenue during 2012 totaled $87,000 compared to $14,000 during 2011. Gains on timber sales during 2012 totaled $71,000 compared to $12,000 in 2011.

We also own approximately 100 acres of undeveloped commercial real estate in Greenville, Alabama. We sell undeveloped lots from this development, and the development has no depreciable improvements.

Capitalized along with the cost of the timberland and the Greenville property are site preparation costs, including clearing, filling and leveling of land. There are no improvements such as paving, parking lots or fencing that would be recorded as land improvements and depreciated over the appropriate useful life.

Item 3. Legal Proceedings

As disclosed in Note 15 to these consolidated financial statements regarding contingencies, the Company was involved in litigation related to its divestiture of Mobile Attic, Inc. In June 2012, the matter was settled. Under the terms of the settlement agreement, the Company will pay a total of $13 million to the plaintiff. Further information regarding events leading to settlement and settlement details found within the Company's discussion of Liquidity and Capital Resources as well as in Note 15 to the consolidated financial statements.

The Company and its subsidiaries are named parties to litigation related to the conduct of their insurance operations. Further information regarding details of pending suits can be found in Note 15 to the consolidated financial statements.

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

The following table sets forth the high and low sales prices per share, as reported by NASDAQ, during the period indicated:

	Stock Closing Prices
	2012		2011
	High	Low	High	Low

First Quarter	$9.91	$7.67	$13.13	$11.18
Second Quarter	$9.36	$8.01	$13.82	$10.00
Third Quarter	$9.36	$8.00	$11.84	$9.51
Fourth Quarter	$8.58	$7.58	$10.93	$7.62
Shareholders
The number of shareholders of the Company's common stock was approximately 1,200, and the Company had 2,466,600 shares of common stock outstanding on March 26, 2013.

Dividends
The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

	Dividends Per Share

	2012	2011
First Quarter	$0.10	$0.15
Second Quarter	$0.10	$0.15
Third Quarter	$0.10	$0.15
Fourth Quarter	$0.025	$0.10
Discussion regarding dividend restrictions may be found on page 41 of the Managements' Discussion and Analysis as well as in Note 12 of the Consolidated Financial Statements.

The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions. Total shareholder dividends paid in 2012 totaled $802,000.

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

Securities authorized for issuance under equity compensation plans
The Company currently only has one equity compensation plan which was approved by security holders at the 2009 Annual Shareholders Meeting. The following table sets forth securities authorized for issuance under the Company's equity compensations plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	200,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	200,000

Item 6. Selected Financial Data

Under smaller reporting company rules we are not required to disclose information required under Item 6. However, in order to provide information to our investors, we have elected to provide certain selected financial data.

Five-Year Financial Information:
(Dollars in thousands, except per share)

Operating Results:	2012	2011	2010	2009	2008
Net premiums earned	$51,815	$56,243	$61,263	$59,594	$56,264
Net investment income	4,227	4,261	5,089	5,289	4,368
Net realized investment gains (losses)	2,790	669	1,879	357	(1,049)
Other income	720	919	1,161	764	1,107
Total revenues	$59,552	$62,092	$69,392	$66,004	$60,690
Net (loss) income	$(6,671)	$(4,956)	$3,265	$4,224	$(5,204)
Net (loss) income per share	$(2.70)	$(2.01)	$1.32	$1.71	$(2.11)

Other Selected Financial Data:	2012	2011	2010	2009	2008
Total shareholders' equity	$30,227	$38,015	$43,710	$41,168	$34,648
Book value per share	$12.25	$15.41	$17.72	$16.69	$14.04
Dividends per share	$0.325	$0.550	$0.600	$0.600	$0.900
Net change in unrealized
capital gains (net of tax)	$(101)	$1,258	$847	$3,520	$(6,147)
Total assets	$135,716	$132,951	$136,867	$131,396	$124,890

Quarterly Information:	Premiums	Investment & Other Income	Realized Investment Gains (Losses)	Claims and Benefit Payments	Net Income (Loss)	Net Income (Loss) Per Share
2012
First Quarter	$13,496	$1,332	$206	$7,845	$531	$0.21
Second Quarter	12,533	1,259	865	7,976	(7,306)	(2.96)
Third Quarter	12,904	1,398	1,703	11,564	(627)	(0.25)
Fourth Quarter	12,882	958	16	6,720	731	0.30
	$51,815	$4,947	$2,790	$34,105	$(6,671)	$(2.70)
2011
First Quarter	$14,870	$1,397	$770	$9,322	$995	$0.40
Second Quarter	13,321	1,513	261	15,682	(4,945)	(2.00)
Third Quarter	14,340	982	(203)	10,045	(650)	(0.26)
Fourth Quarter	13,712	1,288	(159)	8,976	(356)	(0.15)
	$56,243	$5,180	$669	$44,025	$(4,956)	$(2.01)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSG) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the two year period ended December 31, 2012.

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

This discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included in this Form 10-K. Please refer to our note regarding forward-looking statements on pages 4-5 of this report.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in ten states with 49.5% of gross premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 87.2% of total insurance premium revenue for 2012.  Revenue generated from the life segment accounted for 12.8% of total insurance premium revenue for 2012.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947 and is the oldest subsidiary of the Company.  The premium revenue produced in NSIC from the traditional life products and accident and health products accounted for 9.4% and 3.5%, respectively, of total premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina and Texas.

Omega One Insurance Company (Omega) is a property and casualty insurance company incorporated in 1992.  Omega is a wholly owned subsidiary of National Security Fire and Casualty Company (NSFC) and is the smallest of the insurance subsidiaries, accounting for approximately 2.3% of consolidated premium revenue.  Omega is licensed and underwrites property and casualty insurance in the states of Alabama and Louisiana.  There is no material product differentiation between those products underwritten by NSFC and Omega as both primarily underwrite personal lines of insurance.

National Security Fire and Casualty Company (NSFC) is a property and casualty insurance company and is the largest of the insurance subsidiaries, accounting for over 84.9% of total premium revenue of the Company.  NSFC operates primarily in the personal lines segment of the property and casualty insurance market.  NSFC has been in operation since 1959.  NSFC is licensed and underwrites property and casualty insurance in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Oklahoma, South Carolina and Tennessee.  NSFC is licensed, but does not currently underwrite any business, in the states of Kentucky and West Virginia.  NSFC also underwrites insurance on a non-admitted or surplus lines basis in the states of Louisiana, Missouri and Texas.

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

All of our insurance companies have been assigned ratings by A.M. Best.  The property and casualty group has been assigned a group rating of “B++” (Good) with a negative outlook.  In addition, A.M. Best has assigned an issuer credit rating of “bbb” with a negative outlook.  NSFC, the largest of the insurance subsidiaries, carries the same A.M. Best ratings as the group.  Omega carries an A.M. Best rating of “B+” (Good) with a stable outlook and an issuer credit rating of “bbb-” with a stable outlook.  The life insurance subsidiary, NSIC, has been assigned an upgraded rating of “B+” (Good) from "B" (Fair) with a stable outlook and an issuer credit ratio upgrade of "bbb-" up from “bb+” with a stable outlook.  All ratings are reviewed at least annually by A.M. Best with the latest ratings' effective date of November 30, 2012. AM Best is currently undergoing its annual review process of our ratings.

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

Summary of Consolidated Results of Operations
Condensed revenue and income information follows:

	Year ended December 31,
	2012	2011
Premium Earned	$51,815,000	$56,243,000
Investment Income	4,227,000	4,261,000
Realized Investment Gains	2,790,000	669,000
Other Income	720,000	919,000
Total Revenues	$59,552,000	$62,092,000
Net (Loss) Income	$(6,671,000)	$(4,956,000)

Net (Loss) Income Per Share	$(2.70)	$(2.01)

For the year-ended December 31, 2012, total revenues were $59,552,000 compared to $62,092,000 for the same period last year; a decrease of 4.1%. A decline in net premiums earned, primarily in the P&C segment, was the main contributing factor to the decrease in total revenue for 2012 over 2011. Partially offsetting the decline in revenue was a $2,121,000 increase in realized investment gains in the current year compared to the same period last year. The increase in realized capital gains was primarily from the sale of equity securities in the life segment.

Year-to-date net premiums earned were down 7.9% in 2012 compared to 2011. The decrease was composed of a $244,000 or 3.5% decline in total life, accident and health premium revenue and a $4,184,000 or 8.5% decrease in P&C net premiums earned. Primary drivers of the decline in net premiums earned were an increase in catastrophe reinsurance costs and a decline in automobile premium; both in the P&C segment. Catastrophe reinsurance cost was up approximately 19% in 2012 compared to 2011. In addition, we added reinsurance premium protection (RPP) coverage to our reinsurance coverage during 2012 to help reduce capital exposure in the event of a major catastrophe in the P&C segment. The RPP coverage cost increased reinsurance ceded and reduced premium revenue by $1,325,000. Furthermore, due to the termination of the automobile program in late 2011, P&C segment premium revenue was reduced $2,882,000 in the current year compared to the same period last year.

The Company ended 2012 with a net loss totaling $6,671,000 compared to a net loss of $4,956,000 in 2011. The Company ended 2012 with a net loss per share of $2.70 compared to net loss per share of $2.01 in 2011. The primary reasons for the net loss in 2012 were an increase of $11,702,000 in litigation settlement and defense costs and an increase in incurred losses from Hurricane Isaac claims. During 2012, we settled longstanding litigation related to the sale of The Mobile Attic, Inc. This settlement was the primary reason for the significant increase in litigation settlement and defense costs in the current year compared to the same period last year. The final settlement totaled $13,000,000, and the impact of the settlement and remaining legal fees are reflected in these consolidated financial statements. Additional information related to the settlement can be found below in the litigation settlement and defense costs discussion, liquidity and capital resources section of the Management Discussion and Analysis and in Note 15 to the consolidated financial statements. Also contributing to the net loss in 2012 were Hurricane Isaac reported losses and LAE which totaled $3,390,000 from 1,147 claims. The claims from this cat event increased the P&C segment loss ratio by 7.5 percentage points. Additional discussion regarding this catastrophe follows in the industry segment data section of the Management Discussion and Analysis.

As a percent of net premiums earned, claims were 65.8% through December 31, 2012 compared to 78.3% for the same period last year; a decrease of 12.5 percentage points. Although claims were down in 2012 compared to 2011, both years were negatively impacted by a higher frequency of reported losses due to cat events. As mentioned in the preceding paragraph, the P&C segment was negatively impacted by Hurricane Isaac in 2012. During 2011, the P&C segment was impacted by an extremely active spring storm season with April 2011 being ranked as the most active tornado month on record. The largest of these spring storms occurred on April 25th-27th, 2011 (referred to as catastrophe 46) and caused widespread damage from tornado, wind and hail damage throughout the Southeastern United States. This cat event led to 1,652 reported claims during 2011 totaling $10,432,000 ($3,847,000 net of reinsurance recoveries).

P&C segment incurred losses and LAE from the automobile program also contributed to the elevated claims levels in 2011. The automobile program was terminated in late 2011 due to continued unprofitable underwriting results. Year-to-date incurred losses and LAE were $(177,000) in 2012 compared to $4,492,000 for the same period last year. The primary reason for the decline in current year claims was reserve releases. The decision to discontinue the automobile programs was made by management in an effort to improve the profitability of P&C underwriting results and stabilize earnings.

Results of Operations for Years Ended December 31, 2012 and 2011
The Company ended 2012 with net premiums earned totaling $51,815,000 compared to $56,243,000 for the same period last year. Premium revenue is generated from our two operating segments: P&C segment and life segment. The P&C segment accounts for approximately 87% of total premium revenue while our life segment contributes the remaining 13%. The P&C segment operates in personal lines insurance products primarily generating premium revenue from dwelling fire and homeowners coverages. Our life segment produces premium revenue primarily from whole life, accident and critical illness insurance policies.

The table below provides a summary premium revenue by segment and line of business for the year ended December 31, 2012 and 2011:

	Year-ended December 31,		Percent
	2012	2011	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$4,818,000	$5,008,000	(3.8)%
Accident and health insurance	1,864,000	1,918,000	(2.8)%
Total life, accident and health	6,682,000	6,926,000	(3.5)%

Property and Casualty operations:
Dwelling fire & extended coverage	27,206,000	26,250,000	3.6%
Homeowners (Including mobile homeowners)	23,287,000	24,910,000	(6.5)%
Ocean marine	1,090,000	1,205,000	(9.5)%
Other liability	1,412,000	1,257,000	12.3%
Private passenger auto liability	319,000	2,154,000	(85.2)%
Commercial auto liability	6,000	363,000	(98.3)%
Auto physical damage	149,000	839,000	(82.2)%
Total property and casualty	53,469,000	56,978,000	(6.2)%

Reinsurance premium ceded	(8,336,000)	(7,661,000)	8.8%

Total net earned premium revenue	$51,815,000	$56,243,000	(7.9)%

A primary reason for the 7.9% decline in net premium revenue was an increase in catastrophe reinsurance cost in 2012. In addition to a 19% increase in catastrophe reinsurance cost related to our cat coverage, we also incurred $1,325,000 related to the cost of adding reinsurance premium protection (RPP) to our catastrophe reinsurance structure in 2012. The RPP coverage reduces our risk from a major catastrophe and helps strengthen our capital position. In the event of a major catastrophe, the RPP coverage limits the pretax impact on earnings of a modeled 100 year cat event by approximately $4.5 million. A 100 year event is defined as an event that has approximately a 1% probability of occurring in a given year. Reinsurance ceded in the prior year was up $1,621,000 due to reinstatement premium related to catastrophe 46 discussed previously.

To offset the increase in catastrophe reinsurance cost in the P&C segment, we are implementing rate increases in states and territories most impacted by catastrophe reinsurance cost. We did experience significant margin compression in 2012 due to the combination of the previously mentioned increased cat cost which became effective in January of 2012 and delays inherent in the rate approval process. Our cat reinsurance cost held steady in 2013 and as rate increases are implemented, we should experience some relief from catastrophe cost related margin compression.

Net investment income remained relatively unchanged ending 2012 at $4,227,000 compared to $4,261,000 in 2011; a decrease of 0.8%. A primary reason for comparable results for investment income was the minimal change in invested assets in the current year compared to the prior year. The Company ended 2012 with invested assets of $100,133,000 compared to $101,972,000 in 2011; a 1.8% or $1,839,000 decrease. In addition, cash flow from P&C segment operations was adversely impacted by claims incurred from Hurricane Isaac in 2012 which reduced operating cash flow available to grow investments. This outflow, coupled with a challenging interest rate environment, were primary reasons for the lack of growth in investment income in the current year compared to the same period last year.

Net realized investment gains totaled $2,790,000 in 2012 compared to $669,000 in 2011; an increase of $2,121,000. The $2,121,000 increase in realized investment gains in 2012 compared to 2011 was primarily in the life segment which ended the current year with an increase of $1,592,000 while the P&C segment increase totaled $417,000. The primary reason for the increase was a greater amount of selling activity during the current year compared to the same period last year. A primary focus during the current year was to moderately reduce the equity portfolio in the life segment in order to increase the allocation to fixed income. These efforts were made to improve duration matching of liabilities and strengthen regulatory cash flow testing results. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements of the insurance subsidiaries and therefore can vary significantly from year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other income was $720,000 for the period ended December 31, 2012 compared to $919,000 for the same period last year; a $199,000 decrease. Other income consists primarily of billing, payment and policy fees related to the issuance of our property and automobile insurance policies in the P&C segment as well as other, primarily non-recurring, miscellaneous income. The primary reason for the decrease during 2012 compared to 2011 was a decline in fee income related to the discontinuance of our automobile program in the P&C segment.

Policyholder benefits paid (claims) decreased 22.5%, ending 2012 at $34,105,000 compared to $44,025,000 for the same period last year. Claims as a percentage of net premiums earned totaled 65.8% for 2012 compared to 78.3% in 2011. The primary reason for the $9,920,000 decrease was lower claims activity in the P&C segment primarily related to less storm activity during 2012 compared to 2011 coupled with decreased claims in the automobile line of business in 2012 compared to 2011. However, while comparatively better, claims were still elevated in the current year due to losses and LAE reported from Hurricane Isaac.

The P&C segment is affected by storm systems classified as "catastrophes" by Property Claims Service (PCS) when a single storm system or other natural disaster causes in excess of $25 million in industry losses. The losses and loss adjustment expenses (LAE) incurred in the P&C segment from claims associated with storm systems classified as "catastrophic" (referred to as "cat events" hereafter), totaled $4,295,000 in 2012 compared to $14,040,000 ($7,455,000 net of reinsurance) in 2011. The current year claims were incurred from nine separate cat events and accounted for 11.7% of total claims during the year compared to 33.1% of claims (18.2% on a net basis) from eighteen cat events during the prior year.

The largest cat event during 2012 was Hurricane Issac from which we incurred 1,147 policyholder claims totaling $3,390,000. Hurricane Issac claims accounted for 78.9% of all incurred losses and incurred LAE related to cat events during 2012. The P&C segment maintains catastrophe reinsurance to reduce risk associated with losses from cat events. The reinsurance is structured with a $4,000,000 retention/deductible from a single cat event with 5% coinsurance retained on the first two layers of coverage. Any claim activity exceeding the first two layers is 100% reinsured up to $72,500,000 in ultimate incurred losses and LAE. Because the claims from Hurricane Issac did not exceed our deductible for 2012, they were not reinsured.

A cat event on April 25th-27th, 2011 (catastrophe 46) was the primary source of the overall losses and LAE incurred during 2011. The reported losses and LAE cat 46 totaled $10,432,000. The reinsurance deductible for 2011 was $3,500,000. Because the P&C segment losses and LAE reported from catastrophe 46 exceeded the 2011 reinsurancedeductible, the P&C segment recovered $6,585,000 from reinsurers during the prior year. The P&C segment retained $3,847,000 of the reported losses and LAE from catastrophe 46 during 2011.

Amortization of deferred policy acquisition costs (DAC) and commissions totaled $11,267,000 compared to $12,168,000 for the same period last year; a decrease of $901,000. The primary reason for the decrease was a reduction in premium revenue in the P&C segment.

General and administrative expenses decreased $44,000, ending 2012 at $8,790,000 compared to $8,834,000 for the same period last year. Although general and administrative expenses were down, management continues to focus on this area as we seek ways to maximize efficiency and reduce costs by streamlining processes and cross-training employees across both insurance segments of the Company.

Taxes, licenses and fees were comparable at $1,846,000 in 2012 compared to $1,885,000 for the same period last year. As a percent of premium revenue, taxes, license and fees for the year ended December 31, 2012 and 2011 were 3.6% and 3.4%, respectively. Premium taxes were moderately higher due to shifts in P&C gross written premium with declines in surplus lines states in which we incur no premium taxes and increases in gross written premium in states in which we typically incur higher premium taxes, principally Alabama and Georgia.

Litigation settlement and defense costs were $13,328,000 for the year ended December 31, 2012 compared to $1,626,000 for the year ended December 31, 2011. On June 18, 2012, the Company settled longstanding litigation related to the Company's sale of Mobile Attic, Inc. which was the primary reason for the increase in the current year compared to the prior year. The Company believed that the damages claimed in the litigation were excessive in amount and that a substantial portion of the claimed damages was unrelated to the Company's involvement in the Mobile Attic transaction. However, with no guidance on damages, in the event of an excessive verdict we would have faced significant liquidity constraints in supporting a potentially long, expensive and arduous appeal process. Therefore, after careful consideration, management made a decision to reach a settlement agreement. Under the terms of the settlement agreement, the Company will pay a total of $13 million to the plaintiff. In order to manage the liquidity constraints, the settlement will be in the form of an interest-bearing note with amounts to be paid over nine years with the ability to defer payments in years in which the Company's P&C subsidiaries incur substantial catastrophe losses thus allowing capital management flexibility in the P&C subsidiaries. Under the terms of the agreement, the annual debt service on the note cannot be less than the dividends paid to our shareholders in the last twelve months. The Company made an initial installment payment of $2,500,000 in September 2012. The remaining principal will be repaid in nine annual installments of $1,167,000. Accrued and unpaid interest shall be payable with each installment of principal based on the prime rate published in the Wall Street Journal plus 1%. Additional information related to the settlement can be found in the liquidity and capital resources section of the Management Discussion and Analysis as well as in Note 15 to the consolidated financial statements.

Interest expense for the year ended December 31, 2012 was up $127,000 from the prior year at $1,280,000 compared to $1,153,000 in 2011. Interest expense related to litigation settlement (discussed above) in the holding company was the primary reason for the increase in 2012 compared to 2011.

The Company had an income tax benefit totaling $4,393,000 in 2012 compared to income tax benefit totaling $2,643,000 in 2011. Primary components of the income tax benefit for the year ended December 31, 2012 and 2011 included deferred tax benefits associated with the litigation settlement of $3,145,000 and $425,000, respectively and deferred tax benefits associated with NOL carryforward of $1,348,000 and $1,363,000, respectively. Deferred tax assets related to AMT credit in 2012 were $246,000 compared to $0 in 2011. The Company exhausted all net operating losses available for carry back to prior periods in 2011.

The Company ended 2012 with a net loss of $6,671,000 compared to a net loss of $4,956,000 for the same period last year. The litigation settlement and $3.4 million in pretax Hurricane Isaac losses mentioned above were the primary reasons for the net loss in 2012. The claims incurred from cat events and adverse underwriting results in the automobile program were the primary contributing factors to the net loss in 2011.

Stockholder Equity and Book Value per Share
Stockholders equity for the year ended December 31, 2012 was $30,227,000 compared to $38,015,000 at December 31, 2011; a decrease of $7,788,000 or 20.5%. The change in stockholders equity is composed of dividends paid to shareholders of $802,000 and a net loss of $6,671,000 as well as accumulated other comprehensive income, primarily decreases in accumulated unrealized capital gains, totaling $101,000 and unrealized losses on interest rate swap totaling $214,000. Year-end book value per share, defined as stockholders equity divided by common shares outstanding of 2,466,600, was $12.25 at December 31, 2012 compared to $15.41 at December 31, 2011.

Industry Segment Data
Premium revenues for The National Security Group's two operating segments (Life segment, Property and Casualty segment) are summarized as follows (amounts in thousands):

Premium revenues:
	2012	%	2011	%
Life, accident and health insurance	$6,609	12.8%	$6,870	12.2%
Property and casualty insurance	45,206	87.2%	49,373	87.8%
	$51,815	100.0%	$56,243	100.0%
The property and casualty segment composed 87.2% of total premium revenue in 2012 compared to 87.8% in 2011. The P&C segment is primarily composed of dwelling fire and homeowners lines of business. The life segment composed 12.8% of premium revenue in 2012 compared to 12.2% in 2011 with revenue produced primarily from life, accident and supplemental health insurance products.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses) associated with the insurance holding company.

Life and Accident and Health Insurance Operations:
Our life segment is the smaller of our insurance segments contributing 12.8% of total insurance premium revenue in 2012 and 12.2% in 2011. Premium revenues and operating income for the life segment for the year ended December 31, 2012 and 2011 are summarized below (amounts in thousands):

	2012	2011
REVENUE
Net premiums earned	$6,609	$6,870
Net investment income	2,029	1,939
Net realized investment gains	1,635	43
Other income	2	3
	10,275	8,855
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	5,294	5,189
Amortization of deferred policy acquisition costs	938	774
Commissions	468	533
General and administrative expenses	2,009	2,081
Insurance taxes, licenses and fees	218	316
Interest expense	53	60
	8,980	8,953

INCOME BEFORE INCOME TAXES	$1,295	$(98)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011:
NSIC premium accounted for 12.8% of total consolidated premium revenue for 2012.  Premium revenue in NSIC was $6,609,000 at December 31, 2012 compared to $6,870,000 for the same period last year; a decrease of 3.8%.  The $261,000 decrease in gross premium revenue was primarily due to the $216,000 or 7.5% decline in ordinary business related to the independent agent distribution method. The home service distribution method also contributed to the overall decline in premium revenue ending 2012 down 2.1% compared to the same period last year. NSIC has faced challenges in growing life insurance revenue over the past two years due to new competitors in the market paying independent agent commission rates that we believe to be unprofitable long term and would contribute to short term surplus strain if we matched those commission rates. We intend to increase focus on niche areas and products in 2013 in order to reverse the declining revenue trend.

As mentioned previously, NSIC operates using two primary methods of distribution: home service employee agents and independent agents.  While the Company has used the traditional home service distribution method since its founding in 1947, the independent agent distribution method has become the largest source of renewal business and new business production over the past decade. For 2012, the home service and independent agent distribution methods accounted for 32.8% and 62.4%, respectively of NSIC premium revenue.

Net investment income was $2,029,000 for the year ended December 31, 2012 compared to $1,939,000 for the same period last year. Investment income in NSIC is generated from securities held in our investment portfolio as well as mortgage and policy loan interest. The $90,000 increase was primarily related to a 1% increase in invested assets in 2012 compared to 2011.

NSIC ended 2012 with net realized investment gains totaling $1,635,000 compared to $43,000 for the same period last year. The primary reason for the $1,592,000 increase in net realized investment gains was increased selling activity in 2012 compared to 2011. A primary focus during the current year was to moderately reduce the equity portfolio in order to increase the allocation to fixed income. These efforts were made to improve duration matching of liabilities and strengthen regulatory cash flow testing results. Net realized capital gains were also impacted during the current year by recognized other-than-temporary impairment losses on one security totaling $87,000; however, we had recoveries from previously recognized other-than-temporary impairments totaling $364,000. The life segment recognized other-than-temporary impairment losses totaling $398,000 during 2011 with recoveries of previously recognized other-than-temporary impairments of $384,000.

Policyholder claims were $5,294,000 through December 31, 2012 compared to $5,189,000 through December 31, 2011; an increase of $105,000. The primary reason for higher claims in the current year compared to the prior year was a 15% increase in death and maturity benefit incurred losses.

Deferred policy acquisition cost amortization and commission expenses increased $99,000 for the year ended December 31, 2012 at $1,406,000 compared to $1,307,000 for the same period last year; an increase of 7.6%. The increase in expense was primarily due to a reduction in cost capitalized in the current year to a change in accounting rules related to limitations on capitalization of costs associated with unsuccessful sales in life and A&H insurance products.

General and administrative expenses were $2,009,000 in 2012 compared to $2,081,000 in 2011. As a percent of earned premium, general and administrative expenses were virtually unchanged ending December 31, 2012 and 2011 at 30.4% and 30.3%, respectively. Although general and administrative expenses decreased in 2012 compared to 2011, as a percent of premium revenue, they were slightly higher. Historically, general and administrative expenses in our life segment have run higher than industry averages due to the small size of the subsidiary. Management continues to review processes to find ways to maximize efficiency and reduce costs and is currently looking into employee cross-training opportunities between insurance segments of the Company to help achieve this goal. However, due to the size of our life insurance subsidiary, reduction of general expenses will continue to be a challenge.

For the year ended December 31, 2012 and 2011, insurance taxes, licenses and fees were $218,000 and $316,000, respectively. As a percent of earned premium, insurance taxes, licenses and fees were 3.3% in 2012 compared to 4.6% in 2011. The primary reasons for the $98,000 decrease were the 3.8% decline in premium revenue combined with an increase in fees in the prior year associated with a periodic examination which concluded during the first half of 2011.

NSIC had interest expense of $53,000 in 2012 compared to $60,000 in 2011. As a percent of earned premium, interest expense was 0.8% at December 31, 2012 compared to 0.9% at December 31, 2011.

For the year ended December 31, 2012, the life segment had year-to-date pretax net income of $1,295,000 compared to a pre-tax net loss of $98,000 for the same period last year. Although the results were better in the current year compared to the prior year, the primary reason for the improvement was the $1,592,000 increase in realized capital gains. As mentioned previously, we will continue to face challenges due to the small size of our life insurance subsidiary due to scale; however, reduction of expenses will remain a primary focus area with the goal of improved operational results from the life segment.

Property & Casualty Operations:
Property and casualty operations constitute our largest segment composing 87.2% and 87.8% of our total premium revenue in 2012 and 2011, respectively. Premium revenues and operating income for the P&C segment for the year ended December 31, 2012 and 2011 are summarized below:

	2012	2011
REVENUE
Net premiums earned	$45,206	$49,373
Net investment income	2,107	2,246
Net realized investment gains	1,083	666
Other income	718	916
	49,114	53,201
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	28,811	38,836
Amortization of deferred policy acquisition costs	2,773	3,246
Commissions	7,088	7,615
General and administrative expenses	6,262	6,322
Insurance taxes, licenses and fees	1,628	1,569
Interest expense	—	2
	46,562	57,590

INCOME (LOSS) BEFORE INCOME TAXES	$2,552	$(4,389)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011:
Property and casualty segment premium revenue for 2012 was $45,206,000 compared to $49,373,000 for the same period last year; a decrease of 8.4%. The primary reasons for the decrease in premium revenue in 2012 compared to 2011 were the discontinuance of the automobile program in addition to increases in reinsurance cost and the addition of RPP coverage.

Production of premium revenue in the P&C segment is primarily driven by our dwelling fire and homeowner lines of business. The following table provides premiums earned by line of business:

	2012		2011
Line of Business	Premium Earned	% of NPE	Premium Earned	% of NPE	2012 Increase (Decrease) over 2011
Dwelling Fire/Allied Lines	$28,618,000	63.3%	$27,507,000	55.7%	4.0%
Homeowners	23,287,000	51.5%	24,910,000	50.5%	(6.5)%
Ocean Marine	1,090,000	2.4%	1,205,000	2.4%	(9.5)%
Private Passenger Automobile	468,000	1.0%	2,993,000	6.1%	(84.4)%
Commercial Automobile	6,000	—%	363,000	0.7%	(98.3)%
Reinsurance Ceded	(6,824,000)	15.1%	(5,984,000)	(12.1)%	14.0%
Reinstatement Premium	(1,439,000)	(3.2)%	(1,621,000)	(3.3)%	(11.2)%
Net Premium Earned	$45,206,000	100.0%	$49,373,000	100.0%	(8.4)%

P&C segment premium revenue was down 8.4% in 2012 compared to 2011. One primary reason for the decrease in premium revenue was the termination of the private passenger non-standard and commercial automobile programs. Due to unprofitable underwriting results for multiple years, the decision was made by management to discontinue the automobile program in late 2011. The termination of the automobile programs led to a $2,882,000 or 85.9% decrease in automobile premium revenue in the current year compared to the prior year. No auto policies were in-force at December 31, 2012.

Another contributing factor to the decline in P&C premium revenue was a slight decrease related to our property programs. For the year ended December 31, 2012, premium revenue from our property programs totaled $51,905,000 compared to $52,417,000 for the same period last year; a decrease of 1%. A re-underwriting project in the first half of 2012 led to a net decline in homeowners policies in-force contributing to the decline in homeowners premium but should help improve future underwriting profits.

An additional factor contributing to the decline in current year premium revenue was an increase in ceded premium; up 14% in 2012 compared to 2011. The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. The premium related to this coverage increased approximately 19% in 2012 with our deductible increasing to $4 million from $3.5 million in the prior year. In addition to the 19% increase in catastrophe reinsurance cost, we also incurred $1,325,000 related to reinsurance premium protection (RPP) in 2012. The decision to add the RPP coverage was made by management in an effort to reduce earnings volatility in the P&C segment. The RPP coverage reduces our risk from a major catastrophe and helps strengthen our capital position.

Under the catastrophe reinsurance program for 2012, the Company retains the first $4,000,000 in losses from each event.  Reinsurance coverage is maintained in four layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	95% of $6,000,000 in excess of $4,000,000
Second Layer	95% of $7,500,000 in excess of $10,000,000
Third Layer	100% of $25,000,000 in excess of $17,500,000
Fourth Layer	100% of $30,000,000 in excess of $42,500,000

Additional details regarding the structure of the current year agreement can be found in Note 10 to the consolidated financial statements.

A catastrophe event in late April 2011, which exceeded our single event retention, triggered additional ceded premium payments (reinstatement premium) in order to reinstate coverage under our catastrophe reinsurance agreement. This catastrophe reinstatement premium was $1,439,000 in 2012 compared to $1,621,000 in 2011.

Net investment income totaled $2,107,000 in 2012 compared to $2,246,000 in 2011; a decrease of $139,000. The decrease in investment income in the P&C segment was primarily attributable to a decline in invested assets in 2012 compared to 2011. For the year ended December 31, 2012 and 2011, P&C segment invested assets were $51,163,000 and $56,154,000, respectively; a decrease of 8.9%. Partially offsetting the decline was an increase in investment income related to the company owned life insurance (COLI) value which increased $131,000 in the current year compared to the same period last year.

The P&C segment ended 2012 with realized capital gains totaling $1,083,000 compared to $666,000 for the same period last year. The 62.6% increase in realized capital gains was primarily associated with an increase in selling activity during the current year compared to the the prior year. Realized capital gains from the sale of three securities during 2012 accounted for 66.8% of total realized capital gains for the current year. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year. The P&C segment was not impacted by the write-down of other-than-temporary impairments in 2012 or 2011.

Other income was $718,000 in 2012 compared to $916,000 for the same period last year; a $198,000 or 21.6% decrease. Other income consists primarily of fees related to the issuance of our property and automobile insurance policies as well as miscellaneous income. As a percent of net earned premium, other income was 1.6% in 2012 compared to 1.9% in 2011. Due to the termination of our automobile programs, billing, payment and policy fees declined, which triggered the overall reduction in other income for the current year.

Claims were $28,811,000 in 2012 compared to $38,836,000 for the same period last year; a decrease of $10,025,000 or 25.8%. The primary reason for the decrease was a reduction in losses from tornado, wind and hail related cat events as well as claims associated with our automobile line of business. However, partially offsetting this decrease was adverse claim activity related to Hurricane Isaac which predominantly impacted Louisiana and Mississippi in late August 2012.

The gross losses and adjustment expenses reported in the P&C segment from claims associated with cat events during 2012 totaled $4,295,000. These claims were incurred from nine separate cat events and accounted for 14.9% of P&C segment claims during the current year. In comparison, the P&C segment had gross losses and adjustment expenses reported from seventeen cat events during 2011 totaling $14,040,000 or 36.2% of P&C segment claims during the prior year.

Of the nine cat events during 2012, the most notable was Hurricane Issac which made landfall late in August 2012. Reported losses and LAE from this cat event totaled $3,390,000 and accounted for 78.9% of total claims related to 2012 cat events. The Company had 1,147 claims reported from Hurricane Isaac with an average severity per claim of $3,000. Because the losses and LAE from Hurricane Isaac did not exceed the 2012 catastrophe reinsurance retention of $4 million, the Company did not have any ceded losses or LAE related to this cat event.

A cat event on April 25th-27th, 2011 (catastrophe 46) was the primary source of the overall losses and LAE incurred during 2011. The reported losses and LAE from cat 46 totaled $10,432,000. The reinsurance deductible for 2011 was $3,500,000. Because the P&C segment losses and LAE reported from catastrophe 46 exceeded the 2011 reinsurance deductible, the P&C segment recovered $6,585,000 from reinsurers during the prior year. The P&C segment retained $3,847,000 of the reported losses and LAE from catastrophe 46 during 2011 after reinsurance. In our catastrophe reinsurance model results, which we utilize to establish reinsurance coverage limits, this tornado event exceeded a one in 250 year return period, which means that this event had a probability of occurrence in the models of less than four tenths of one percentage point in any given year.

We routinely evaluate our claims frequency and severity statistics in order to better understand the nature of our risks and aid in the loss reserve liability evaluation process. Claims frequency is a measure of the number of claims incurred during a measurement period regardless of amount. Claims severity is a measure of the average dollar amount of claims during a measurement period. The P&C companies incurred 1,424 claims from nine cat events in 2012 compared to 3,085 claims from seventeen cat events in 2011. The average severity per claim related to the 2012 cat events was $3,000 compared to $4,600 per claim ($1,200 net of reinsurance recoveries) in 2011. The average severity per claim related to the tornado outbreak on April 25th-27th, 2011, catastrophe 46, was $6,300 and contributed significantly to skewing 2011's average severity upward.

The personal lines automobile program ended 2012 with incurred losses and incurred LAE of $(177,000) compared to $4,492,000 for the same period last year. The primary reason for the decline in current year claims was reserve releases. The automobile programs were cumulatively unprofitable and produced year over year underwriting losses prior to program termination in 2012. Because of the continued lack of underwriting profits and significant claim activity associated with this program, the decision was made to terminate the program during the fourth quarter of 2011. The automobile policies are six month coverage periods; therefore, all policies have now expired. The discontinuance of the automobile program, while contributing to a further decline in premium revenue, is expected to positively impact overall underwriting results provided we do not experience any further adverse development on reported claims, many of which are liability coverage claims which tend to take longer to settle.

The P&C segment had fewer losses and LAE from fire related claims reported in 2012 compared to 2011. For 2012, the P&C segment had reported fire losses and LAE of $12,728,000 compared to $14,149,000 for the same period last year; a decrease of 10%. The P&C segment had 525 claims reported from fire losses and LAE in 2012 compared to 596 fire claims reported during 2011 with an average severity per claim of $24,000 for both years.

The P&C segment continued to be involved in litigation pertaining to claims from Hurricane Katrina which impacted our coverage areas in Louisiana and Mississippi in August 2005. The cumulative claims associated with Hurricane Katrina exceeded the $37,500,000 million upper limit of the reinsurance agreement in effect during 2005. For the year-ended December 31, 2012, claims exceeding the upper limits of our reinsurance related to Hurricane Katrina totaled $193,000. Nine claims remain open from Hurricane Katrina and based on presently available information, management believes reserves are adequate to cover the ultimate liability.

Deferred policy acquisition costs totaled $2,773,000 in 2012 compared to $3,246,000 in 2011. Deferred policy acquisition costs were comparable at 6.1% of premium revenue for 2012; down 0.5 percentage points compared to

6.6% of premium revenue for the same period last year. Deferred policy acquisition costs consist of amortization of previously capitalized distribution costs which are primarily commissions.

Commission expense for 2012 was $7,088,000 (15.7% of premium revenue) compared to $7,615,000 (15.4% of premium revenue) for the same period last year. The primary reason for the $527,000 or 6.9% decrease in commission expense during 2012 compared to 2011 was a decline in contingent commissions payments to our general agents.

General and administrative expenses totaled $6,262,000 in 2012 compared to $6,322,000 in 2011; a 0.9% decrease. The primary reason for the $60,000 decline in general and administrative expenses was a reduction in costs associated with the discontinued automobile programs along with continued company wide cost reduction efforts.

Insurance taxes, licenses and fees were $1,628,000 in 2012 compared to $1,569,000 for the same period last year. Insurance taxes, licenses and fees were up slightly at 3.6% of premium revenue in 2012 compared to 3.2% in 2011. Although premium revenue in the P&C segment was down in 2012 compared to 2011, there was an up tick in premium revenue in a couple of states in which we write business. The increases led to higher premium taxes in the current year compared to the prior year for these states and was the primary reason for the overall increase in insurance taxes, licenses and fees.

The P&C segment ended 2012 with pre-tax net income of $2,552,000 compared to a pre-tax net loss of $4,389,000 for the same period last year. The primary reason for the net income in the current year was the $10,025,000 decrease in claims in 2012 compared to 2011. However, partially offsetting the decrease in claims was $3,390,000 in reported losses and LAE related to Hurricane Isaac in 2012. In addition, decreases in deferred acquisition costs and commissions of $473,000 and $527,000, respectively, coupled with an increase of $417,000 in realized investment gains all contributed to the increase in net income in 2012 compared to 2011. The combination of declining revenue and increased claims led to the negative results in the prior year.

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

The results of these ratios for the past two years were:

	2012	2011
Loss and LAE Ratio	64%	79%
Underwriting Expense Ratio	39%	38%
Combined Ratio	103%	117%
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

During 2012, the P&C segment experienced a decrease of 14 percentage points in the combined ratio compared to 2011. The primary reason for the decrease was a $10,025,000 decline in incurred losses from catastrophe related tornado, wind and hail related claims. Cat events increased the current year combined ratio by 9.5 percentage points compared to 23.5 percentage points in 2011. While cat events are unpredictable and beyond the control of management, measures have been taken to improve underwriting results in the P&C segment. Management also continues to evaluate rate adequacy, exposure concentrations and risk management strategies in order to improve underwriting profitability and reduce earnings volatility.

Non-insurance Operations:

	2012	2011
REVENUE
Net investment income	91	76
Net realized investment gains	72	(40)
	163	36

BENEFITS AND EXPENSES
General and administrative expenses	519	431
Litigation settlement and defense costs	13,328	1,626
Interest expense	1,227	1,091
	15,074	3,148

LOSS BEFORE INCOME TAXES	$(14,911)	$(3,112)

The non-insurance operations of the Company consist of our parent company, The National Security Group, Inc. The National Security Group has no material sources of revenue and relies almost entirely on dividends from subsidiaries to pay expenses. Dividends from subsidiaries are subject to insurance department approval and are subject to statutory restrictions. Subsidiary dividends are eliminated upon consolidation of the subsidiaries in the audited financial statements included herein. General and administrative expenses totaled $519,000 compared to $431,000 for the same period last year; a 20.4% increase. The expenses of NSG are primarily associated with the public listing of our stock, taxes and fees, and directors' fees. The most significant item impacting the increase in general expenses were increases in interest costs related to deferred compensation and bank charges related to the line of credit obtained during the year.

Litigation settlement and defense costs incurred by NSG for the year ended December 31, 2012 and 2011 totaled $13,328,000 and $1,626,000, respectively. The $11,826,000 increase is directly related to the settlement of the Mobile Attic litigation matter as discussed in detail in Note 15 to the consolidated financial statements with additional commentary included in Liquidity and Capital Resources. On June 20, 2012, the Company and The Bagley Family Revocable Trust (Bagley Trust) reached a settlement agreement to dispose of the Mobile Attic related action. Under terms of the settlement, the Company agreed to pay Bagley Trust $13,000,000. The Company paid $2,500,000 to the Bagley Trust on September 18, 2012, with the balance payable in nine equal annual installments beginning in November 2013 with a final payment in 2021. The settlement agreement contains an option for the Company to defer payments in years in which its P&C subsidiaries incur substantial catastrophe losses, providing some flexibility in regards to capital management. The settlement agreement also requires annual debt service payments to equal or exceed any payment of dividends to shareholders in the preceding twelve months.

Interest cost remains a significant expense for NSG. NSG's borrowings include $25,339,000 in long-term debt and $1,292,000 in short-term notes payable and current portion of long-term debt. Long-term debt is composed of subordinated debentures, an installment note and a secured line of credit. The $12,372,000 in subordinated debentures consists of two trust preferred security offerings. The first being $9,279,000 issued in December 2005 and the second being $3,093,000 issued in June 2007. The primary use for these proceeds was to add capital to the property and casualty subsidiaries following the hurricanes of 2004 and 2005. A $13,000,000 promissory note was executed to finance the Mobile Attic related settlement obligation. As of December 31, 2012, a total of $10,500,000 ($1,167,000 included in short-term debt) was outstanding with principal payments due in equal installments of $1,167,000 payable each November beginning in 2013. The Company also has a $4,000,000 secured line of credit obtained in September 2012. As of December 31, 2012, $3,634,000 was drawn on this line. The line of credit is secured by timber property. NSG maintains an unsecured line of credit in the amount of $700,000 ($125,000 drawn at December 31, 2012 and $485,000 drawn at December 31, 2011). Total interest expense for the Group associated with these borrowings in both 2012 and 2011 was $1,227,000 and $1,091,000, respectively.

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

At December 31, 2012, the Company's holdings in debt securities amounted to 77.7% of total investments and 57.3% of total assets. The Company utilizes the ratings of various Nationally Recognized Statistical Rating Organizations when classifying fixed maturity investments by quality rating. The most significant shift in quality ratings occurring in 2011 was the downgrade of US Government debt by S&P from their highest rating of AAA to AA+. Moody's and Fitch continued to carry US Government debt at their highest rating throughout 2012. Due to the split ratings of the major rating agencies, US Government and agency debt is shown in the table below in the category of AAA/AA+.

The following is a breakdown of the Company's fixed maturity investments by quality rating:

	% of Total Bond Portfolio
S&P or Equivalent Ratings	2012	2011
AAA/AA+*	31.35%	47.26%
AA	3.32%	6.27%
AA-	11.90%	15.16%
A+	4.89%	4.39%
A	6.85%	4.63%
A-	8.30%	6.61%
BBB+	8.11%	3.89%
BBB	8.18%	5.33%
BBB-	12.82%	2.81%
Below Investment Grade	4.28%	3.65%
*Due to the downgrade of United States Government bonds, AAA and AA+ are presented consolidated for comparability. Most of the securities within this combined category are United States Government and Agency bonds, which are now rated AA+.
As depicted in the table above, the Company's investment allocation shifted slightly to lower quality investment grade securities. This shift occurred primarily in the life insurance subsidiary and resulted from an increased allocation in corporate bonds. Most of the shift was composed of purchases of intermediate term corporate bonds. While credit quality dropped moderately, the corporate bonds provided increased yield and improved cash flow predictability, better matching duration and crediting rate of insurance liabilities in what continues to be a challenging interest rate environment. The Company closely monitors its investment holdings and believes the slight reduction in credit quality will be offset by higher yields versus lower risk alternatives. The Company reviews investment allocations throughout the year and makes adjustments within the portfolio as needed.

A summary of debt and equity securities available-for-sale with unrealized losses as of December 31, 2012 along with related fair value, aggregated by length of time that the investments have been in a continuous unrealized loss position follows:

	Less than 12 months		12 months or longer		Total
Fixed maturities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Corporate debt securities	$2,226	$31	$963	$49	$3,189	$80	7
Mortgage backed securities	2,904	77	165	8	3,069	85	8
Private label mortgage backed securities	206	8	65	1	271	9	2
Obligations of state and political subdivisions	356	3	—	—	356	3	1
U.S. Treasury securities and obligations of U.S. government corporations and agencies	495	2	—	—	495	2	1
Equity securities	—	—	829	457	829	457	1
	$6,187	$121	$2,022	$515	$8,209	$636	20

Other-than-temporary impairments and credit quality
At December 31, 2012, 4.28% of total investments in the fixed income portfolio were classified as below investment grade. Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2012, the Company realized $87,000 in other-than-temporary impairments.  Most of the remaining unrealized losses in the fixed income portfolio, for which no impairment has been realized, are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized. In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the remaining securities in an accumulated loss position in the portfolio were temporary impairments. There were no recoveries on securities for a portion of which other-than-temporary impairments were realized during 2012. During 2011, recoveries on securities for a portion of which other-than-temporary impairments were realized totaled $384,000.

The amortized cost and aggregate fair value of debt securities at December 31, 2012, by contractual maturity, are as follows (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,045	$1,062
Due after one year through five years	15,410	16,825
Due after five years through ten years	23,364	24,813
Due after ten years	31,859	33,594
Total	$71,678	$76,294
Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	222	230
Due after five years through ten years	305	327
Due after ten years	975	1,052
Total	$1,502	$1,609

The amortized cost and aggregate fair values of investments in securities at December 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

December 31, 2012	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$31,387	$2,430		$80	$33,737
Trust preferred securities	537	50		—	587
Mortgage backed securities	8,595	175		85	8,685
Private label mortgage backed securities	7,679	294		9	7,964
Obligations of states and political subdivisions	16,160	1,359		3	17,516
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	7,320	487		2	7,805
Total fixed maturities	71,678	4,795		179	76,294
Equity securities	3,191	2,398	544	457	5,132
Total	$74,869	$7,193		$636	$81,426
Held-to-maturity securities:
Mortgage backed securities	$1,194	$91		$—	$1,285
Obligations of states and political subdivisions	145	2		—	147
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	163	14		—	177
Total	$1,502	$107		$—	$1,609

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$19,907	$1,340	$267	$20,980
Trust preferred securities	537	—	58	479
Mortgage backed securities	7,587	307	23	7,871
Private label mortgage backed securities	9,716	199	62	9,853
Obligations of states and political subdivisions	18,355	1,142	15	19,482
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	13,878	534	3	14,409
Total fixed maturities	69,980	3,522	428	73,074
Equity securities	4,931	4,206	590	8,547
Total	$74,911	$7,728	$1,018	$81,621
Held-to-maturity securities:
Mortgage backed securities	$2,026	$125	$—	$2,151
Private label mortgage backed securities	55	1	—	56
Obligations of states and political subdivisions	996	50	—	1,046
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	226	18	—	244
Total	$3,303	$194	$—	$3,497

As shown in the tables above, the Company experienced an overall increase in fixed income securities in 2012 compared to the portfolio composition at December 31, 2011. This shift was primarily into corporate debt securities in the life insurance subsidiary. As discussed previously the shift in the portfolio will allow for greater yields and provide a moderate increase in duration.

Mortgage backed security investments
The insurance subsidiaries' fixed maturity securities include residential mortgage-backed securities (RMBS) of $17.5 million and $19.3 million at amortized value at December 31, 2012 and 2011, respectively. We own no commercial mortgage backed securities. We also have no material direct exposure in sub-prime mortgage loans in our private label RMBS portfolio.

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

As for the composition of the RMBS portfolio, agency mortgage backed securities compose 56% and 49% of the RMBS portfolio at December 31, 2012 and 2011, respectively. The remainder of the RMBS portfolio is composed of private label mortgage backed securities. These securities consist primarily of conventional 15 and 30 year loans with an average borrower FICO score at origination of 740. We own no mortgage backed securities with direct exposure to subprime loans and less than 1% of the RMBS portfolio is composed of loans subject to rate resets. Three securities in the private label mortgage backed security portfolio are rated below investment grade and compose less than 2% of total invested assets.

Investment portfolio income
Investment returns with respect to the investment portfolio for the years ended December 31, 2012 and 2011 follows:

	Year Ended December 31,
	2012	2011
Net investment income	$4,227	$4,261
Average current yield on investments	4.2%	4.1%
Total return on investments	6.8%	6.6%
Net realized gains on investments (before taxes)	$2,790	$669
Change in accumulated net unrealized gains (before income taxes)	$(153)	$1,792

The Company was able to maintain current yield on investments primarily by shifting invested dollars into investment grade securities with slightly lower credit quality. As discussed previously, the shift occurred primarily within the life insurance subsidiary in order to increase yield and extend duration in order to better match life company liabilities.

Repurchase agreements
The Company's subsidiaries maintain repurchase agreements under which the policy requires 102% (100% minimum) of the fair value of the securities purchased to be maintained as collateral.  Cash collateral received is invested in short-term investments.  The repurchase investments are limited to government securities that are highly liquid.  The Company does not have any reverse repurchase agreements.

Liquidity and capital resources:
Due to regulatory restrictions, the majority of the Company's cash is required to be invested in investment-grade securities to provide ample protection for policyholders. The liabilities of the property and casualty insurance subsidiaries are of various terms, and therefore, those subsidiaries invest in securities with various effective maturities spread over periods usually not exceeding 10 years. The liabilities of the life insurance subsidiary are typically of a longer duration, and therefore, a higher percentage of securities in the life insurance subsidiary are invested for periods exceeding 10 years.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of December 31, 2012, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,045	$—	$1,045	1.43%
Maturity in 1-5 years	15,410	222	15,632	21.36%
Maturity in 5-10 years	23,364	305	23,669	32.34%
Maturity after 10 years	31,859	975	32,834	44.87%
	$71,678	$1,502	$73,180	100.00%
It should be noted that the above table represents maturities based on stated maturity. Due to call and prepayment features inherent in some debt securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. Currently, for every 100 basis point change in interest rates, the Company will incur a change in market price of the fixed income portfolio of approximately 4%.

At December 31, 2012, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $30,227,000, down $7,788,000 compared to $38,015,000 at December 31, 2011.  Components of the change in equity were a net loss of $6,671,000, net unrealized loss on investments of $101,000, a net unrealized loss of $214,000 related to interest rate swaps and cash dividends paid totaling $802,000.

The Company has $25,339,000 of long-term debt including $12,372,000 from the proceeds of two separate trust preferred securities issuances, $3,634,000 drawn on a $4,000,000 secured line of credit and an outstanding promissory note balance of $9,333,000. The line of credit is secured by timber property transferred to the Holding Company from the P&C subsidiary. The Company also has $1,292,000 in short-term notes payable and current portion of long-term debt. This debt includes a $700,000 operating line of credit to allow flexibility with respect to cash management at the holding company level.  The outstanding balance on the line, at December 31, 2012, was $125,000. We had $575,000 available at December 31, 2012, under the operating credit line. Also included in short-term debt is $1,167,000, the current portion due on a long-term notes payable.

The Company, primarily through its insurance subsidiaries, had $6,779,000 in cash and cash equivalents at December 31, 2012, compared to $3,393,000 at December 31, 2011. Cash used in operations for the year ended December 31, 2012 totaled $13,706,000, compared to cash used in the same period last year totaling $6,752,000.

Net cash provided by investing activities totaled $4,111,000 for the year ended December 31, 2012, compared to cash provided of $9,888,000 for the same period last year. During the prior year, investment sales were necessary to increase liquidity in order to pay storm claims in the P&C segment during the second quarter as a result of losses from catastrophe 46.

The following table reflects the anticipated cash flows associated with our short- and long-term contractual obligations and commitments as of December 31, 2012 (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 1 through 3	Years 4 through 5	More than 5 years
Notes payable	$1,292	$1,292	$—	$—	$—
Debt obligations[1]	$25,339	$—	$2,568	$5,734	$17,037
Interest on debt obligations[1]	$18,569	$1,646	$4,607	$2,571	$9,745
Property and casualty claim reserves[2]	$11,214	$6,839	$3,587	$561	$227
Future life insurance obligations[3]	$84,706	$4,849	$12,767	$7,637	$59,453

1 Long-term debt, consisting of two separate issues of trust preferred securities, a line of credit and the long-term portion of an installment note is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2012 for each issue. Interest on long-term debt is accrued and settled quarterly on the trust preferred securities, monthly on the line of credit and annually on the installment note. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 8, Notes Payable and Long-term Debt, in the notes to consolidated financial statements.

[2] The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated.

[3] Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies inforce at December 31, 2012. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of NSIC’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Included in long-term debt held by the Company is the issuance of $9,279,000 in subordinated debentures completed on December 15, 2005. The proceeds from the debentures were used to make a $6,000,000 capital infusion in the P&C subsidiary National Security Fire and Casualty with the remainder to be held for general corporate purposes. The subordinated debentures mature December 15, 2035. It is anticipated that principal payments will not be made until the expiration of the fixed rate period on the debt in 2015. Also included in long-term debt is the issuance of $3,093,000 in subordinated debentures completed June 21, 2007. The proceeds from the debentures were used to fund general corporate expenses, thereby reducing the amount of dividends to the Group paid by the P&C subsidiary National Security Fire & Casualty in 2007 and 2008, thereby continuing to restore capital in the P&C subsidiary National Security Fire and Casualty to pre-hurricane levels. The second issue matures June 15, 2037 and may be redeemed following the fifth anniversary of issuance. Also included in long-term debt held by the Company is a line of credit in the amount of $4,000,000 obtained in September 2012. The line of credit is secured by timber property and had $3,634,000 drawn at December 31, 2012. In July 2012, the Company executed an installment note in the amount of $13,000,000 to finance the settlement obligation related to the Mobile Attic litigation. As of December 31, 2012, a total of $10,500,000 was outstanding, $1,167,000 included in notes payable.

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

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. The Company has relatively little exposure to lower grade fixed income investments, which might be especially subject to liquidity problems due to thinly traded markets.

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

Our P&C segment, incurred $3,390,000 in losses from Hurricane Isaac during the third quarter triggering current year underwriting losses in the P&C segment. These underwriting losses coupled with the transfer of timber property to the Holding company contributed to a decline in statutory capital levels in the P&C segment. These reduced capital levels, while adequate to operate our existing business, have reduced the subsidiary's ability to pay dividends upstream to the holding company in the near term.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the consolidated financial statements included in the 2012 Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2013 is limited to $1,034,000 in the life insurance subsidiary and $2,468,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital and Regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be allocated for dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries and these considerations along with recent adverse impacts on regulatory surplus will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums.

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

Due to the erosion in capital levels in the P&C subsidiaries, we have made changes in order to reduce capital/surplus strain in the P&C subsidiaries and help protect capital levels from substantial further erosion resulting from a major catastrophic event. These changes include a combination of reduction in underwriting leverage and an increase in catastrophe reinsurance protection. A summary of each change follows:

•
In late 2011, we discontinued both our private passenger and commercial automobile programs. These two programs accounted for approximately 6% of net written premium in 2011, down from nearly 10% in 2010 but had produced significant underwriting losses over the last five years. Due to a combination of reduced capital levels and a view that it would take some time to achieve underwriting profitability, we made the decision to discontinue the program in order to reduce surplus strain and underwriting leverage in the P&C subsidiaries. The final in-force policies in this program expired in mid 2012.

•
We have incurred substantial losses from catastrophe events over the past seven years. These events have driven up catastrophe reinsurance cost and forced our catastrophe reinsurance deductible up from $2 million in 2005 to $4 million in our 2012 renewal. As our cat retention has increased, we have attempted to achieve higher margins in our insurance rate structure in order to compensate for the additional risk of the higher catastrophe reinsurance retention but with limited success due to regulatory constraints primarily because this additional retention was not a "hard dollar" cost in our rate structure. So, since we were limited in our ability to increase margins for this additional retained risk and due to the capital erosion incurred in 2011, in the second quarter of 2012, we placed additional reinsurance cover in the form of reinsurance premium protection (RPP). The RPP cover will serve to reduce our risk from a major catastrophe and strengthen our capital position. The effect of adding this additional RPP cover is to reduce our modeled 100 year event net cost (net of reinsurance recoveries) from approximately $9 million (pretax) to an estimated $4.5 million (pretax). A 100 year event is defined as an event that has approximately a 1% probability of occurring in a given year. This additional cover added $1.3 million to our cat reinsurance cost in 2012 and due to time lags in the rate adjustment process compressed margins in 2012 but will help protect capital from major events going forward.

As disclosed in Note 15 to these consolidated financial statements regarding contingencies, the Company was involved in litigation related to its divestiture of Mobile Attic, Inc. The Company's insurance subsidiaries were not involved in this litigation, and the Company has funded all costs associated with defending this action. The defense cost placed a strain on our liquidity in the holding company leading up to the date of the jury trial which was set for June of 2012. As was disclosed in our previous filings, the Company believed that the damages claimed in the litigation were excessive in amount and that a substantial portion of the claimed damages was unrelated to the Company's involvement in the Mobile Attic transaction. The Company believed that the damages should be limited to a diminished value of the purchaser's original investment in Mobile Attic resulting from the claimed breach of warranty in the stock purchase agreement. The Company had filed motions for summary judgment requesting a court ruling as to how damages should be measured as a matter of law. As was disclosed in our first quarter Form 10-Q, on April 24, 2012, the Court heard oral arguments on the motion for summary judgment and took the matter under advisement.

Several events unfolded in June of 2012, leading up to trial that caused the Company to reexamine positions with regard to the litigation. First, shortly before trial, Mobile Attic's former auditors and our co-defendant in the matter reached an out of court settlement with the plaintiff and therefore would not be defending their actions, which were expected to help support the defense of claims. Second, one of the remaining co-defendants with whom the Company was jointly liable for claims under the stock purchase agreement was the former president of Mobile Attic who was sentenced to Federal Prison for bank fraud in 2010 and is currently serving a five year sentence in a West Virginia Federal Penitentiary. Third, the Court had not made a definitive ruling prior to commencement of the trial on how damages would be calculated. Fourth, with the lack of clarity on potential damages, it appeared that damage amounts were potentially going to be left in the hands of a jury in a matter that involved very complex legal and accounting issues with the potential to include damages for other actions involving our co-defendants in which we had no involvement. Fifth, while we believe it is possible that a jury would have returned a verdict for less than the amount for which we settled, we believe it would have been difficult to negotiate post trial settlement terms that would allow us to support our insurance operations and maintain our rating agency ratings. Finally, with no guidance on damages, in the event of an excessive verdict we would have faced significant liquidity constraints in supporting a potentially long, expensive and arduous appeal process.

Immediately before the trial, settlement discussions with the plaintiff approached the amount of the financial benefit that NSG had received from the purchaser in the Mobile Attic transaction. After careful consideration of the aforementioned factors, management made a decision to reach a settlement agreement just as the trial was about to commence. Under the terms of the settlement agreement, the Company will pay a total of $13 million to the plaintiff. In order to manage the liquidity constraints, the settlement will be in the form of an interest-bearing note with amounts to be paid over nine years with the ability to defer payments in years in which the Company's P&C subsidiaries incur substantial catastrophe losses thus allowing capital management flexibility in the P&C subsidiaries. Under the terms of the agreement, the annual debt service on the note cannot be less than the dividends paid to our shareholders in the last twelve months. The Company made an initial payment of $2,500,000 in September 2012. The remaining principal will be repaid in nine annual installments of $1,167,000. Accrued and unpaid interest shall be payable with each installment of principal based on the prime rate published in the Wall Street Journal plus 1%.

Cash to fund the litigation settlement will come from three primary sources. First, the Company owns 3,000 acres of timber property with a carrying value of approximately $1.4 million and an estimated fair market value of $5 million. As previously discussed, this property was used as collateral to obtain a $4,000,000 operating line of credit through a regional bank to aide in restoring short-term liquidity and allow flexibility in managing holding company liquidity. Ultimately, the Company will seek to sell the property or use the proceeds from timber sales on the property to retire the debt. Second, the holding Company has significant deferred tax assets associated with a net operating loss (NOL) carryforward generated by a combination of this settlement and defense costs incurred over the last two years. This NOL carryforward will generate tax benefits that will offset a portion of future tax liabilities of the P&C insurance subsidiaries in our consolidated tax returns. It is expected that this NOL carryforward will generate approximately $5 million in tax benefits over the term of the settlement. Finally, dividends and management fees paid by the insurance subsidiaries will provide an additional source of proceeds to pay this obligation. Although not a preferred source of flexibility, the Company can also defer interest payments on the trust preferred securities to provide additional operating cash flow. In the event that the Company elects to defer interest payments, shareholder dividends will be suspended until interest payments are current.

Except as discussed above and in Note 15 to these consolidated financial statements, the Company is unaware of any known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations.  Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

The Company maintains an unsecured operating line of credit, with a $700,000 limit, to allow flexibility with respect to cash management at the holding company level. The outstanding balance at December 31, 2012 was $125,000. The Company obtained a $4,000,000 secured line of credit in September 2012 to provide additional operating flexibility to the holding company. The outstanding balance at December 31, 2012 was $3,634,000.

We have taken and continue to take corrective action to improve our profitability and capital position. However, due to the adverse effects of six major hurricanes in the last eight years, the financial market meltdown in 2008, continued historically low interest rates, an unprecedented tornado outbreak in April of 2011 and the recently settled litigation, we have experienced significant reduction in equity capital. While we are beginning to see improvement and have put some major obstacles behind us, we are in a position where we have to preserve capital in the near term in order to put our Company in the best position to be successful moving forward. In order to improve our capital position, we will continue to monitor our dividend policy on a quarterly basis and could take action including the suspension of dividends should operating conditions warrant such action. Due to various factors discussed herein, we must remain flexible in our dividend policy until we achieve more consistent profitability and capital growth.

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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group's life/health and property/casualty insurance subsidiaries are all in excess of 3.7 to 1 at December 31, 2012.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $11.1 million and $11.5 million at December 31, 2012 and 2011, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 15.7 and 14.6 at December 31, 2012 and 2011, respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $24.1 million and $25.5 million at December 31, 2012 and 2011, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 3.7 and 3.8 at December 31, 2012 and 2011, respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $8.0 million and $7.4 million at December 31, 2012 and 2011, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 23.6 and 11.3 at December 31, 2012 and 2011, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

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

NSFC and Omega generally reinsure with third parties any liability in excess of $225,000 on any single policy. During 2012, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million retention stated in the contract, reinsurers would reimburse the company 95% (5% co-pay) of gross losses and loss adjustment expenses paid up to $17.5 million (layer one and layer two of the contract). If losses exceeded $17.5 million, the contract allowed for 100% reimbursement of losses and loss adjustment expenses up to $72.5 million. Any losses above the $72.5 million upper limit were the responsibility of our Company. The contract in place during 2012 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed. The contract provided protection which exceeded a 100 year “near term” event as depicted in catastrophe modeling results. The “near term” catastrophe modeling results reflect a predicted increase in storm activity given the current weather pattern and various factors projected to impact our weather patterns in the near term.

At December 31, 2012, the estimated reinsurance recoverable recorded was $1,541,000 compared to $2,778,000 for the same period last year. The Company does not anticipate any issues with collection of the recorded amount. In 2012, catastrophe reinsurance premiums totaled $6,646,000 ceded compared to $5,629,000 in 2011. Catastrophe reinsurance premiums are based on a premium calculation applying the agreed upon rate to the earned premium of the covered lines of business. The increase in ceded premium in 2012 is attributable to a 19.3% increase in the rate applied. In addition to catastrophe reinsurance, the Company placed reinstatement premium protection (RPP) reinsurance during 2012. RPP premiums totaled $1,346,000.

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

At December 31, 2012 or 2011, the Company recorded $9,097,000 and $9,558,000, respectively, as an asset for DAC in the financial statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, see Note 1 to our financial statements.

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

At December 31, 2012, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, see Note 7 to our financial statements.

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

At December 31, 2012 and 2011, the recorded liability for loss and loss adjustment expense was $11,214,000 and $14,386,000, respectively, a $3,172,000 decrease. The primary reason for the decline was a reduction in losses from tornado, wind and hail related cat events as well as claims associated with the automobile line of business. We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 9 to our consolidated financial statements.

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

Recently Issued Accounting Standards:

Presentation of Comprehensive Income
In June and December 2011, the Financial Accounting Standards Board (FASB) issued guidance amending the presentation of comprehensive income and its components. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements.  The Company adopted the new guidance in the first quarter of 2012.  The Company opted to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate but consecutive statements. The Condensed consolidated financial statements included herein reflect the adoption of this updated guidance. The new guidance affects presentation only and therefore had no impact on the Company's results of operations or financial position.

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

Amendments to Fair Value Measurement and Disclosure Requirements
In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures.  The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011.  The adoption of this guidance as of January 1, 2012 had no impact on the Company's results of operations or financial position. The expanded disclosures required by this guidance are included in Note 5.

Accounting Changes Not Yet Adopted:

Intangibles-Goodwill and Other
In July 2012, the FASB issued guidance related to impairment of indefinite-lived intangible assets other than goodwill. The new guidance will allow an entity to first make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. An entity is required to perform the quantitative test only if it determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We are currently evaluating the impact of this revised guidance on our financial statements. However, we do not expect a material effect on our results of operations or financial position upon adoption in 2013.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $5.1 million. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its December 31, 2012 value, the fair value of the Company's common stock would decrease by approximately $500,000.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Notes 1 and 5 in the consolidated financial statements present additional disclosures concerning fair values of Financial Assets and Financial Liabilities and are incorporated by reference herein.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.
Elba, Alabama
We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 8, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Warren Averett, LLC

Birmingham, Alabama
March 21, 2013

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS (In thousands)

	December 31,
	2012	2011
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2012 - $1,609; 2011 - $3,497)	$1,502	$3,303
Fixed maturities available-for-sale, at estimated fair value (cost: 2012 - $71,678; 2011 -$69,980)	76,294	73,074
Equity securities available-for-sale, at estimated fair value (cost: 2012 - $3,191; 2011 - $4,931)	5,132	8,547
Trading securities	40	80
Mortgage loans on real estate, at cost	383	390
Investment real estate, at book value	5,757	5,745
Policy loans	1,317	1,244
Company owned life insurance	5,931	5,660
Other invested assets	3,777	3,929
Total Investments	100,133	101,972
Cash	6,779	3,393
Accrued investment income	788	706
Policy receivables and agents' balances, net	9,006	9,302
Reinsurance recoverable	1,541	2,778
Deferred policy acquisition costs	9,097	9,558
Property and equipment, net	2,392	2,528
Accrued income tax recoverable	—	1,669
Deferred income tax asset	4,997	—
Other assets	983	1,045
Total Assets	$135,716	$132,951

LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$11,214	$14,386
Accident and health benefit and loss reserves	2,341	2,122
Life and annuity benefit and loss reserves	30,041	29,605
Unearned premiums	25,777	25,729
Policy and contract claims	995	652
Other policyholder funds	1,417	1,408
Short-term notes payable and current portion long-term debt	1,292	485
Long-term debt	25,339	12,372
Accrued income taxes	296	—
Deferred income tax liability	—	86
Other liabilities	6,777	8,091
Total Liabilities	105,489	94,936
Contingencies
Shareholders' equity
Common stock	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	3,325	3,640
Retained earnings	19,484	26,957
Total Shareholders' Equity	30,227	38,015
Total Liabilities and Shareholders' Equity	$135,716	$132,951

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Year ended December 31,
	2012	2011
REVENUES
Net premiums earned	$51,815	$56,243
Net investment income	4,227	4,261
Net realized investment gains	2,790	669
Other income	720	919
Total Revenues	59,552	62,092
EXPENSES
Policyholder benefits and settlement expenses	34,105	44,025
Amortization of deferred policy acquisition costs	3,711	4,020
Commissions	7,556	8,148
General and administrative expenses	8,790	8,834
Litigation settlement and defense costs	13,328	1,626
Taxes, licenses and fees	1,846	1,885
Interest expense	1,280	1,153
Total Expenses	70,616	69,691

Loss Before Income Taxes	(11,064)	(7,599)

INCOME TAX (BENEFIT) EXPENSE
Current	527	(1,480)
Deferred	(4,920)	(1,163)
	(4,393)	(2,643)

Net Loss	$(6,671)	$(4,956)

LOSS PER COMMON SHARE	$(2.70)	$(2.01)

DIVIDENDS DECLARED PER SHARE	$0.325	$0.55

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2012	2011

Net loss	$(6,671)	$(4,956)

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $1,842 and $444 for 2012 and 2011, respectively	(101)	1,258
Unrealized loss on interest rate swap	(214)	(640)

Other comprehensive income (loss), net of tax	(315)	618

Comprehensive loss	$(6,986)	$(4,338)

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2010	$43,710	$33,270	$3,022	$2,467	$4,951

Comprehensive loss:
Net loss for 2011	(4,956)	(4,956)
Other comprehensive income (loss) (net of tax)
Unrealized gain on securities, net of reclassification adjustment of $444	1,258		1,258
Unrealized loss on interest rate swap, net of tax	(640)		(640)

Other comprehensive income	618		618

Cash dividends	(1,357)	(1,357)

Balance at December 31, 2011	38,015	26,957	3,640	2,467	4,951

Comprehensive loss:
Net loss for 2012	(6,671)	(6,671)
Other comprehensive income (loss) (net of tax)
Unrealized loss on securities, net of reclassification adjustment of $1,842	(101)		(101)
Unrealized loss on interest rate swap, net of tax	(214)		(214)

Other comprehensive loss	(315)		(315)

Cash dividends	(802)	(802)

Balance at December 31, 2012	$30,227	$19,484	$3,325	$2,467	$4,951

The Notes to the Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	December 31,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(6,671)	$(4,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense and amortization/accretion, net	657	322
Increase in cash surrender value of company owned life insurance	(271)	(140)
Net realized gains on investments	(2,790)	(669)
Deferred income taxes	(4,920)	(1,163)
Amortization of deferred policy acquisition costs	3,711	4,020
Changes in assets and liabilities:
Change in accrued investment income	(82)	117
Change in reinsurance recoverable	1,237	(1,079)
Policy acquisition costs deferred	(3,250)	(3,389)
Change in accrued income taxes/recoverable	1,965	(1,796)
Change in net policy liabilities and claims	(1,838)	1,712
Change in other assets/liabilities, net	(1,462)	253
Other, net	8	16
Net cash used in operating activities	(13,706)	(6,752)
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(29,166)	(19,344)
Trading securities and short-term investments	(40)	(234)
Real estate held for investment	(32)	(204)
Property and equipment	(303)	(473)
Proceeds from sale or maturities of:
Held-to-maturity securities	1,826	1,664
Available-for-sale securities	31,676	27,755
Trading securities and short-term investments	83	819
Real estate held for investment	87	14
Property and equipment	9	19
Other invested assets, net	(29)	(128)
Net cash provided by investing activities	4,111	9,888
Cash Flows from Financing Activities
Change in other policyholder funds	9	57
Increase in long-term debt	14,134	—
Change in short-term notes payable	(360)	(15)
Dividends paid	(802)	(1,357)
Net cash provided by (used in) financing activities	12,981	(1,315)
Net change in cash and cash equivalents	3,386	1,821
Cash and cash equivalents, beginning of year	3,393	1,572
Cash and cash equivalents, end of year	$6,779	$3,393
The Notes to the Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega).  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  All significant intercompany transactions and accounts have been eliminated.  The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which includes information and disclosures not presented herein.

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

Omega is licensed in the states of Alabama and Louisiana. Omega operates in property and casualty homeowners line of business.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are reserves for future policy benefits, liabilities for losses and loss adjustment expenses, reinsurance recoverable asset on associated loss and loss adjustment expense liabilities, deferred policy acquisition costs, deferred income tax assets and liabilities, assessments of other-than-temporary impairments on investments and accruals for contingencies.  Actual results could differ from those estimates.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2012, one agency individually produced greater than 5% of the Company's direct written premium.

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

Unrealized gains and losses on investments, net of tax, on securities available-for-sale are reflected directly in shareholders' equity as a component of accumulated other comprehensive income (loss), and accordingly, have no effect on operating results until realized.

Changes in fair value of trading securities are recognized in net income.

Realized gains and losses on the sale of investments available-for-sale are determined using the specific-identification method and include write downs on available-for-sale investments considered to have other-than-temporary declines in market value.

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

If the Company intends to sell the security or if it is more-likely-than-not the Company will be required to sell the security before recovery, an OTTI is recognized as a realized loss in the income statement equal to the difference between the security's amortized cost and its fair value. If the Company does not intend to sell the security or it is not more-likely-than not that the Company will be required to sell the security before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized as a realized loss in the statement of operations, and the amount related to all other factors, which is recognized in other comprehensive income.

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

Interest on fixed income securities is credited to income as it accrues on the principal amounts outstanding adjusted for amortization of premiums and accretion of discounts computed utilizing the effective interest rate method. Premiums and discounts on mortgage backed securities are amortized or accreted using anticipated prepayments with changes in anticipated prepayments accounted for prospectively. The model used to determine anticipated prepayment assumptions for mortgage backed securities uses separate home sale, refinancing, curtailment and pay-off

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions derived from a variety of industry sources. Mortgage backed security valuations are subject to prospective adjustments in yield due to changes in prepayment assumptions. The utilization of the prospective method will result in a recalculated effective yield that will equate the carrying amount of the investment to the present value of the projected future cash flows. The recalculated yield is used to accrue income on investments for subsequent periods.

Mortgage loans and policy loans are stated at the unpaid principal balance of such loans, net of any related allowance for uncollectible amounts.

Investment real estate is reported at cost, less allowances for depreciation computed on the straight-line basis. Investment real estate consists primarily of timberland and undeveloped commercial real estate. Real estate is carried at cost.

Other investments consist primarily of investments in notes and equity investments in limited liability companies. The Company has no influence or control over the operating or financial policies of the investee limited liability companies, and consequently, these investments are accounted for using the cost method.

The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000. The Company's original investment in company owned life insurance was $5,000,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at December 31, 2012 and 2011 was $5,931,000 and $5,660,000, respectively. Changes in cash surrender values are included in income in the current period. The change in surrender value included in earnings for the periods ended December 31, 2012 and 2011 was $271,000 and $140,000, respectively. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy. There were no proceeds received from the COLI during 2012 or 2011.

Cash and short-term investments are carried at cost, which approximates market value.

Investments with other-than-temporary impairment in value are written down to estimated realizable values and losses recognized in the determination of operating results. The fair value of the investment becomes its new cost basis.

Fair Values of Financial Instruments
The Company uses the following methods and assumptions to estimate fair values:

Investments

•	Fixed income security fair values are based on quoted market prices when available. If not available, fair values are based on values obtained from investment brokers and independent pricing services.

•	Equity security fair values are based on quoted market prices.

•
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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment
Property and equipment is carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Significant costs incurred for internally developed software are capitalized and amortized over estimated useful lives of 3 years. Maintenance, repairs, and minor renovations are charged to expense as incurred. Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method designed to amortize costs over estimated useful lives. Estimated useful lives range up to 40 years for buildings and from 3-10 years for electronic data processing equipment and furniture and fixtures. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Policy Liabilities
The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2003	7% graded to 6%
2004 - 2012	5.25%

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,466,600 in both 2012 and 2011.

Reinsurance
The Company's insurance operations re-insure certain risks in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. See Note 10 for additional information regarding the Company's reinsurance practices.

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

Reclassifications
Certain 2011 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2012 presentation.

Advertising
The Company expenses advertising costs as incurred. Advertising costs charged to expense were $128,000 for the year ended December 31, 2012 ($107,000 for the year ended December 31, 2011). Advertising cost consists primarily of agent convention expense and print media.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts. Through December 31, 2012 these balances are insured by the FDIC with no balance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses, are composed of balances due from independent agents. At December 31, 2012, the single largest balance due from one agent totaled $532,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At December 31, 2012 and 2011, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2012, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

Recently Adopted Accounting Standards

Presentation of Comprehensive Income
In June and December 2011, the Financial Accounting Standards Board (FASB) issued guidance amending the presentation of comprehensive income and its components. Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements.  The Company adopted the new guidance in the first quarter of 2012.  The Company opted to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate but consecutive statements. The Condensed Consolidated Financial Statements included herein reflect the adoption of this updated guidance. The new guidance affects presentation only and therefore had no impact on the Company's results of operations or financial position.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts.  The guidance specifies that the costs must be directly related to the successful acquisition of insurance contracts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs ("DAC") only when the direct-response advertising accounting criteria are met.  Under the new guidance, only acquisition costs associated with "successful sales" are allowed to be deferred. Successful sales ratios will be reviewed quarterly and the new guidance will reduce the amount of acquisition cost that can be deferred to future periods. The Company adopted the new guidance on a prospective basis as of January 1, 2012. The adoption did not have a material impact on the Consolidated Financial Statements.

Amendments to Fair Value Measurement and Disclosure Requirements
In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures.  The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011.  The adoption of this guidance as of January 1, 2012 had no impact on the Company's results of operations or financial position. The expanded disclosures required by this guidance are included in Note 5.

Accounting Changes Not Yet Adopted

Intangibles-Goodwill and Other
In July 2012, the FASB issued guidance related to impairment of indefinite-lived intangible assets other than goodwill. The new guidance will allow an entity to first make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. An entity is required to perform the quantitative test only if it determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We are currently evaluating the impact of this revised guidance on our financial statements. However, we do not expect a material effect on our results of operations or financial position upon adoption in 2013.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – STATUTORY ACCOUNTING PRACTICES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which vary in certain respects from reporting practices prescribed or permitted by insurance regulatory authorities. The significant differences for statutory reporting include: (a) acquisition costs of acquiring new business are charged to operations as incurred, (b) life policy liabilities are established utilizing interest and mortality factors specified by regulatory authorities, (c) the Asset Valuation Reserve (AVR) and the Interest Maintenance Reserve (IMR) are recorded as liabilities in the life subsidiary, and (d) non-admitted assets (primarily furniture and equipment, agents' debit balances and prepaid expenses) are charged directly to surplus.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statutory net gains (losses) from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2012	2011
NSIC - including realized capital gains of $1,722 and $441, respectively	$1,425	$747
NSFC - including realized capital gains of $842 and $474, respectively; excluding intercompany gain on real estate of $2,417 ($1,595, net of tax)	$874	$(2,036)
Omega - including realized capital gains of $241 and $192, respectively	$1,157	$(2,071)
Statutory risk-based adjusted capital:
NSIC - including AVR of $748 and $1,075, respectively	$11,092	$11,467
NSFC - including investment in Omega of $4,459 and $3,937, respectively	$24,089	$25,459
Omega	$7,961	$7,437

The above amounts exclude allocation of direct expenses of the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 4 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2012 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$31,387	$2,430	$80	$33,737
Trust preferred securities	537	50	—	587
Mortgage backed securities	8,595	175	85	8,685
Private label mortgage backed securities	7,679	294	9	7,964
Obligations of states and political subdivisions	16,160	1,359	3	17,516
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	7,320	487	2	7,805
Total fixed maturities	71,678	4,795	179	76,294
Equity securities	3,191	2,398	457	5,132
Total	$74,869	$7,193	$636	$81,426

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2012 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,194	$91	$—	$1,285
Obligations of states and political subdivisions	145	2	—	147
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	163	14	—	177
Total	$1,502	$107	$—	$1,609

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2011 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$19,907	$1,340	$267	$20,980
Trust preferred securities	537	—	58	479
Mortgage backed securities	7,587	307	23	7,871
Private label mortgage backed securities	9,716	199	62	9,853
Obligations of states and political subdivisions	18,355	1,142	15	19,482
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	13,878	534	3	14,409
Total fixed maturities	69,980	3,522	428	73,074
Equity securities	4,931	4,206	590	8,547
Total	$74,911	$7,728	$1,018	$81,621

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2011 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$2,026	$125	$—	$2,151
Private label mortgage backed securities	55	1	—	56
Obligations of states and political subdivisions	996	50	—	1,046
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	226	18	—	244
Total	$3,303	$194	$—	$3,497

The amortized cost and aggregate fair value of debt securities at December 31, 2012, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,045	$1,062
Due after one year through five years	15,410	16,825
Due after five years through ten years	23,364	24,813
Due after ten years	31,859	33,594

Total	$71,678	$76,294

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	222	230
Due after five years through ten years	305	327
Due after ten years	975	1,052

Total	$1,502	$1,609

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of securities available-for-sale with unrealized losses as of December 31, 2012, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$2,226	$31	$963	$49	$3,189	$80	7
Mortgage backed securities	2,904	77	165	8	3,069	85	8
Private label mortgage backed securities	206	8	65	1	271	9	2
Obligations of state and political subdivisions	356	3	—	—	356	3	1
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	495	2	—	—	495	2	1
Equity securities	—	—	829	457	829	457	1
	$6,187	$121	$2,022	$515	$8,209	$636	20
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

There were no securities held-to-maturity with unrealized losses as of December 31, 2012 and December 31, 2011.

The Company conducts periodic reviews to identify and evaluate securities in an unrealized loss position in order to identify other-than-temporary impairments. For securities in an unrealized loss position, the Company assesses whether the Company has the intent to sell the security or more-likely-than-not will be required to sell the security before the anticipated recovery.  If either of these conditions is met, the Company is required to recognize an other-than-temporary impairment with the entire unrealized loss reported in earnings.  For securities in an unrealized loss position that do not meet these conditions, the Company assesses whether the impairment of a security is other-than-

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

temporary.  If the impairment is determined to be other-than-temporary, the Company is required to separate the other-than-temporary impairments into two components:  the amount representing the credit loss and the amount related to all other factors.  The credit loss is the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.  The credit loss component of other-than-temporary impairments is reported in earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and less than 4% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the year ended December 31, 2012, the Company realized $87,000 in additional other-than-temporary impairments. The single largest accumulated loss not realized as an impairment was in the equity portfolio and totaled $457,000.  The second largest loss position was in the bond portfolio and totaled $39,000.  The third largest loss position was in the bond portfolio and totaled $27,000.

For the year ended December 31, 2011, the Company realized $398,000 in other-than-temporary impairments. The single largest accumulated loss not realized as an impairment was in the equity portfolio and totaled $501,000.  The second largest loss position was in the bond portfolio and totaled $70,000.  The third largest loss position was in the bond portfolio and totaled $58,000.

Major categories of investment income are summarized as follows (dollars in thousands):

	Year ended December 31,
	2012	2011
Fixed maturities	$3,452	$3,656
Equity securities	196	234
Mortgage loans on real estate	26	13
Investment real estate	64	67
Policy loans	95	89
Company owned life insurance	271	140
Other, principally short-term investments	373	272
	4,477	4,471
Less: Investment expenses	250	210
Net investment income	$4,227	$4,261

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Year ended December 31,
	2012	2011
Fixed maturities	$539	$896
Equity securities	2,263	175
Trading securities	2	(39)
Other, principally real estate	73	35
Other-than-temporary impairments	(87)	(398)
Net realized investment gains	$2,790	$669

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	Year ended December 31,
	2012	2011
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$(153)	$1,792
Deferred income tax	52	(534)
Net change in unrealized appreciation on available-for-sale securities	$(101)	$1,258

NOTE 5 – FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

Our available-for-sale securities consists of fixed maturity and equity securities which are recorded at fair value in the accompanying consolidated balance sheets.  The change in the fair value of these investments, unless deemed to be other-than-temporarily impaired, is recorded as a component of other comprehensive income.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$33,737	$—	$33,737	$—
Trust preferred securities	587	—	587	—
Mortgage backed securities	8,685	—	8,685	—
Private label mortgage backed securities	7,964	—	7,964	—
Obligations of states and political subdivisions	17,516	—	17,516	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	7,805	7,805	—	—
Trading securities	40	40	—	—
Equity securities available-for-sale	5,132	4,303	—	829
Total Financial Assets	$81,466	$12,148	$68,489	$829
Financial Liabilities
Interest rate swap	$1,521	$—	$—	$1,521
Total Financial Liabilities	$1,521	$—	$—	$1,521

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.
Fixed maturities available-for-sale — The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs.
Trading securities — Trading securities consist primarily of mutual funds whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities” and “Derivative Instruments.”

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity securities — Equity securities consist principally of investments in common and preferred stock of publicly traded companies and privately traded securities. The fair values of our publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for our privately traded equity securities require a substantial level of judgment. Privately traded equity securities are classified within Level 3.
Interest rate swaps — Interest rate swaps are recorded at fair value either as assets, within other assets or as liabilities, within other liabilities. The fair values of our interest rate swaps are provided by a third party broker and are classified within Level 3.
As of December 31, 2012, Level 3 fair value measurements of assets include $829,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of December 31, 2012, Level 3 fair value measurements of liabilities include $1,521,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 8.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 (in thousands):

For the year ended December 31, 2012	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$642	$(1,196)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	44	(325)
Purchases:	143	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$829	$(1,521)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2012:	$—	$—

For the year ended December 31, 2012, there were no assets or liabilities measured at fair values on a nonrecurring basis.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (in thousands):

For the year ended December 31, 2011	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$787	$(227)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	(145)	(969)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$642	$(1,196)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2011:	$—	$—

For the year ended December 31, 2011, there were no assets or liabilities measured at fair values on a nonrecurring basis.

The Company is exposed to certain risks in the normal course of its business operations.  The primary risk that is managed through the use of derivatives is interest rate risk on floating rate borrowings.  This risk is managed through the use of interest rate swap agreements which are designated as cash flow hedges.  For cash flow hedges, the

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective portion of the gain or loss on the interest rate swap is included as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings.  The Company does not hold or issue derivatives that are not designated as hedging instruments.  See Note 8 for additional information about the interest rate swap agreements.

The following methods and assumptions were used to estimate fair value of each class of financial instrument for which it is practical to estimate that value:

Cash and cash equivalents — the carrying amount is a reasonable estimate of fair value.

Mortgage loans — the carrying amount is a reasonable estimate of fair value due to the restrictive nature and limited marketability of the mortgage notes.

Policy loans — the carrying amount is a reasonable estimate of fair value.

Company owned life insurance — the carrying amount is a reasonable estimate of fair value.

Other invested assets — the carrying amount is a reasonable estimate of fair value.

Other policyholder funds — the carrying amount is a reasonable estimate of fair value.

Debt — the carrying amount is a reasonable estimate of fair value.

The carrying amount and estimate fair value of the Company’s financial instruments as of December 31, 2012 and December 31, 2011 are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$383	$383	$390	$390
Policy loans	1,317	1,317	1,244	1,244
Company owned life insurance	5,931	5,931	5,660	5,660
Other invested assets	3,777	3,777	3,929	3,929

Liabilities and related instruments
Other policyholder funds	1,417	1,417	1,408	1,408
Short-term notes payable and current portion of long-term debt	1,292	1,292	485	485
Long-term debt	25,339	25,339	12,372	12,372

NOTE 6 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	Year ended December 31,
	2012	2011
Building and improvements	$3,185	$3,185
Electronic data processing equipment	1,814	1,802
Furniture and fixtures	912	925
	5,911	5,912
Less accumulated depreciation	3,519	3,384
	$2,392	$2,528

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the year ended December 31, 2012 was $433,000 ($382,000 for the year ended December 31, 2011).

NOTE 7 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company has not incurred any income tax related interest and penalties during December 31, 2012 and $1,000 during December 31, 2011. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2006. Tax returns have been filed through the year 2011.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset position of $4,997,000 at December 31, 2012, and net deferred tax liability position of $86,000 at December 31, 2011.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	Year ended December 31,
	2012	2011
General expenses	$1,211	$1,151
Unearned premiums	1,751	1,714
Claims liabilities	243	271
Litigation settlement	3,570	425
AMT credit	246	—
NOL carryforward	2,711	1,363
Other-than-temporary impairments on securities owned	164	258
Unrealized loss on interest rate swaps	518	407
Deferred tax assets	10,414	5,589

Trading securities	(1)	—
Depreciation	(94)	(144)
Deferred policy acquisition costs	(3,093)	(3,250)
Unrealized gains on securities available-for-sale	(2,229)	(2,281)
Deferred tax liabilities	(5,417)	(5,675)

Net deferred tax asset (liability)	$4,997	$(86)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Year ended December 31,
	2012	2011
Deferred policy acquisition costs	$(157)	$376
Other-than-temporary impairments	94	(143)
Trading securities	1	17
Unearned premiums	(37)	81
General expenses	(60)	(49)
Depreciation	(50)	(27)
Claim liabilities	28	30
Litigation settlement	(3,145)	(85)
AMT credit	(246)	—
NOL carryforward	(1,348)	(1,363)

Deferred income tax benefit	$(4,920)	$(1,163)

Total income tax (benefit) expense varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reason for these differences and the approximate tax effects are as follows:

	Year ended December 31,
	2012	2011
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	1.4%	3.1%
Company owned life insurance	0.8%	0.6%
Small life deduction	3.2%	2.2%
Other, net	0.3%	(5.1)%

Effective federal income tax rate	39.7%	34.8%

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus".

The aggregate balance in this account, $2,520,000 at December 31, 2012, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred income tax liability not recognized is approximately $857,000 at December 31, 2012.

At December 31, 2012, the Company has approximately $7,974,000 of net operating loss carryforwards available ($2,711,000 tax benefit) to be applied to future periods.  These carryforwards expire in 2021 and 2022.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of December 31, 2012 and December 31, 2011:

	(Dollars in thousands)
	2012	2011
Line of credit with variable interest rate equal to the Wall Street Journal (WSJ) prime rate, subject to a 5.0% floor; maturity January 2013. Interest payments due quarterly. Unsecured.	$125	$485
Current portion of installment note payable due November 2013 with variable interest rate equal to the WSJ prime rate plus 1%; Unsecured	1,167	—
	$1,292	$485

Long-term debt consisted of the following as of December 31, 2012 and December 31, 2011:

	(Dollars in thousands)
	2012	2011

Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	$3,634	$—

Long term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long term portion due November 2014. Unsecured.	9,333	—

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,279	9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$25,339	$12,372

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into various swap agreements related to the trust preferred securities. On March 19, 2009, the Company entered into a forward swap effective September 17, 2012, with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued June 21, 2007. Commencing September 17, 2012, under the terms of the forward swap, the Company receives interest at the three-month LIBOR rate plus 3.4% and pay interest at the fixed rate of 7.02%.  This forward swap will effectively fix the interest rate on $3,000,000 in debt until September of 2019.

On May 26, 2010, the Company entered into a forward swap with a notional amount of $9,000,000 effective December 15, 2015, which will hedge against changes in cash flows following the termination of the fixed rate period. Quarterly, commencing March 16, 2016 under the terms of the forward swap, the Company will pay interest at a fixed rate of 8.49% until March 15, 2020.

The swaps entered into in 2009 and 2010 have fair values of $471,000 (liability) and $1,050,000 (liability), respectively, for a total liability of $1,521,000 at December 31, 2012 ($1,196,000 at December 31, 2011).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation loss of $214,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation loss of $640,000 was included in accumulated other comprehensive income related to the swap at December 31, 2011.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has securities on deposit with fair market values of $1,557,000 (all of which is posted as collateral). At December 31, 2011, the Company had cash collateral on deposit of $310,000 in addition to securities on deposit with fair market values of $877,000, all of which is posted as collateral. See Note 5 for additional information about the interest rate swaps.

In January 2012, the Company renewed an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  As of December 31, 2012, $125,000 was drawn on this line ($485,000 at December 31, 2011). The Company renewed this line of credit in January 2013 under the same terms as disclosed in the table above.

In July 2012, the Company executed a promissory note in the amount of $13,000,000 payable to the Bagley Family Revocable Trust with an interest rate of WSJ prime plus 1% (5.25% at December 31, 2012. The purpose of this promissory note is to finance the settlement obligation related to the Mobile Attic litigation. As of December 31, 2012, a total of $10,500,000 was outstanding with principal payments due in equal annual installments of $1,167,000 payable each November beginning in 2013. Installment payments due within 12 months of the balance sheet date are classified as current portion of long term debt.

In September 2012, the Company obtained a secured line of credit in the amount of $4,000,000 with an interest rate equal to the WSJ prime (4.5% at December 31, 2012) and subject to a 4.5% floor. As of December 31, 2012, $3,634,000 was drawn on this line. The line of credit is secured by timber property investments of the Company.

NOTE 9 – POLICY AND CLAIM RESERVES

The Company regularly updates its reserve estimates as new information becomes available and events occur that may impact the resolution of unsettled claims. Changes in prior years' reserve estimates are reflected in the results of operations in the year such changes are determined.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Year ended December 31,
	2012	2011
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$14,386	$13,184
Less reinsurance recoverable on unpaid losses	2,381	1,329
Net balances at beginning of year	12,005	11,855
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	30,569	39,292
Estimated claims and claim adjustment expenses for claims arising in prior years	(1,476)	59
Total increases	29,093	39,351
Claims and claim adjustment expense payments for claims arising in:
Current year	26,272	33,012
Prior years	4,841	6,189
Total payments	31,113	39,201
Net balance at end of year	9,985	12,005
Plus reinsurance recoverable on unpaid losses	1,229	2,381
Claims and claim adjustment expense reserves at end of year	$11,214	$14,386

The 2012 decrease in property and casualty benefit loss reserves was primarily due to a reduction in claim and claim adjustment expense estimates arising in prior years primarily attributable to reductions in loss reserves associated with the now discontinued private passenger auto line of business.

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2012, the Company's estimate of unpaid losses and adjustment expenses for claims incurred in prior years related to catastrophes that exceeded our retention totaled $958,000 before reinsurance ($1,793,000 in 2011). Because the Company has exhausted its catastrophe coverage limits available for Hurricane Katrina any additional development will not be covered by reinsurance. The Company maintains case reserves of $390,000 for losses in excess of catastrophe reinsurance ($266,000 in 2011).

NOTE 10 – REINSURANCE

The Company's insurance operations utilize reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term coverage. Property and casualty reinsurance is placed on both a quota-share and excess of loss basis. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of re-insurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurance

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

companies and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the companies to minimize their exposure to significant losses from reinsurance insolvencies.

In the normal course of business, NSFC seeks to reduce the loss that may arise from catastrophes or other individually significant large loss events that cause unfavorable underwriting results by re-insuring certain levels of risk in various areas of exposure with reinsurance companies.  NSFC maintains a catastrophe reinsurance agreement to cover losses from catastrophic events, primarily hurricanes.

Under the catastrophe reinsurance program, the Company retains the first $4,000,000 in losses from each event.  Reinsurance coverage is maintained in four layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	95% of $6,000,000 in excess of $4,000,000
Second Layer	95% of $7,500,000 in excess of $10,000,000
Third Layer	100% of $25,000,000 in excess of $17,500,000
Fourth Layer	100% of $30,000,000 in excess of $42,500,000

Each reinsurance layer covers events occurring from January 1-December 31 of the contract year.  All significant reinsurance companies under the program carry A.M. Best ratings of A- (Excellent) or higher, or equivalent ratings.

Amounts recoverable from re-insurers are estimated in a manner consistent with the claim liability associated with the underlying insurance policies.  Amounts paid for prospective reinsurance contracts are reported as prepaid reinsurance premiums and amortized over the remaining contract period.

In the normal course of business, NSIC seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to reinsurance companies under excess coverage contracts.  NSIC retains a maximum of $50,000 of coverage per individual life.  The cost of reinsurance is amortized over the contract period of the reinsurance.

At December 31, 2012, the largest reinsurance recoverable of a single reinsurer was $295,000 ($574,000 in 2011). Amounts reported as ceded incurred losses in 2012 were related to the development of losses from prior year catastrophes. During 2011, amounts reported as ceded incurred losses were related to April tornado losses in excess of the Company's retention in addition to development from prior year catastrophes.

The effect of reinsurance on premiums written and earned in the property and casualty segment is as follows (dollars in thousands):

	2012		2011
	Written	Earned	Written	Earned

Direct	$53,544	$53,469	$55,775	$56,978
Assumed	—	—	—	—
Ceded	(8,263)	(8,263)	(7,598)	(7,605)
Net	$45,281	$45,206	$48,177	$49,373

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of reinsurance on premiums written and earned in the life segment is as follows (dollars in thousands):

	2012		2011
	Written	Earned	Written	Earned

Direct	$6,806	$6,682	$6,949	$6,926
Assumed	—	—	—	—
Ceded	(73)	(73)	(56)	(56)
Net	$6,733	$6,609	$6,893	$6,870

NOTE 11 – EMPLOYEE BENEFIT PLANS

In 1989, the Company and its subsidiaries established a retirement savings plan (401K Plan) and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for 2012 and 2011 amounted to $202,000 and $216,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options.

The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited of the non-qualified deferred compensation plans for 2012 and 2011 amounted to approximately $158,000 and $68,000, respectively.

A subsidiary of the Company established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. During 2012, $100,000 was contributed to the ESOP to fund the purchase of shares on the open market. There were no costs incurred during 2011.

NOTE 12 – REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company is dependent on dividends from its insurance subsidiaries to fund operations and payment of shareholder dividends. Dividend payments from the insurance subsidiaries are subject to regulatory review/approval and statutory limitations. The statutory limitations are outlined as follows:

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2012, NSIC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $1,034,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2012, NSFC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $2,468,000.

The payment of any subsidiary dividend requires prior notice to the regulatory authorities who may disallow the dividend if, in their judgment, payment of the dividend would have an adverse effect on the surplus of the subsidiary.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, securities with market values of $3,785,000 ($3,786,000 at December 31, 2011) were deposited with various states pursuant to statutory requirements.
NOTE 13 – SHAREHOLDERS' EQUITY

During the years ended December 31, 2012 and 2011, changes in shareholders' equity consisted of net losses of $6,671,000 and $4,956,000, respectively; dividends paid of $802,000 in 2012 and $1,357,000 in 2011; changes in accumulated other comprehensive loss, net of applicable taxes, of $315,000 in 2012 and other comprehensive income, net of applicable taxes, of $618,000 in 2011.  Other comprehensive loss consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

Preferred Stock
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

The table below provides information regarding the Company's preferred and common stock as of December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,466,600	2,466,600	3,000,000	2,466,600	2,466,600

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premium revenues and operating income by industry segment for the years ended December 31, 2012 and 2011 are summarized below (dollars in thousands):

Year ended December 31, 2012	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$51,815	$45,206	$6,609	$—
Net investment income	4,227	2,107	2,029	91
Net realized investment gains	2,790	1,083	1,635	72
Other income	720	718	2	—
	59,552	49,114	10,275	163
BENEFITS AND EXPENSES
Policyholder benefits paid	34,105	28,811	5,294	—
Amortization of deferred policy acquisition costs	3,711	2,773	938	—
Commissions	7,556	7,088	468	—
General and administrative expenses	8,790	6,262	2,009	519
Litigation settlement and defense costs	13,328	—	—	13,328
Taxes, licenses and fees	1,846	1,628	218	—
Interest expense	1,280	—	53	1,227
	70,616	46,562	8,980	15,074
Income (Loss) Before Income Taxes	$(11,064)	$2,552	$1,295	$(14,911)

Year ended December 31, 2011	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$56,243	$49,373	$6,870	$—
Net investment income	4,261	2,246	1,939	76
Net realized investment gains (losses)	669	666	43	(40)
Other income	919	916	3	—
	62,092	53,201	8,855	36
BENEFITS AND EXPENSES
Policyholder benefits paid	44,025	38,836	5,189	—
Amortization of deferred policy acquisition costs	4,020	3,246	774	—
Commissions	8,148	7,615	533	—
General and administrative expenses	8,834	6,322	2,081	431
Litigation settlement and defense costs	1,626	—	—	1,626
Taxes, licenses and fees	1,885	1,569	316	—
Interest expense	1,153	2	60	1,091
	69,691	57,590	8,953	3,148
Income (Loss) Before Income Taxes	$(7,599)	$(4,389)	$(98)	$(3,112)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2012 and 2011, respectively:

	Year Ended
	December 31,
	2012	2011
Life, accident and health operations premiums written:
Traditional life insurance	$4,936	$5,034
Accident and health insurance	1,870	1,915
Total life, accident and health	6,806	6,949
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	28,161	26,209
Homeowners (Including mobile homeowners)	22,867	24,268
Ocean marine	981	1,218
Other liability	1,471	1,312
Private passenger auto liability	37	1,713
Commercial auto liability	6	363
Auto physical damage	21	692
Total property and casualty	53,544	55,775
Gross premiums written	60,350	62,724
Reinsurance premium ceded	(8,336)	(7,654)
Net premiums written	$52,014	$55,070

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2012 and 2011, respectively:

	Year Ended
	December 31,
	2012	2011
Life, accident and health operations premiums earned:
Traditional life insurance	$4,818	$5,008
Accident and health insurance	1,864	1,918
Total life, accident and health	6,682	6,926
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	27,206	26,250
Homeowners (Including mobile homeowners)	23,287	24,910
Ocean marine	1,090	1,205
Other liability	1,412	1,257
Private passenger auto liability	319	2,154
Commercial auto liability	6	363
Auto physical damage	149	839
Total property and casualty	53,469	56,978
Gross premiums earned	60,151	63,904
Reinsurance premium ceded	(8,336)	(7,661)
Net premiums earned	$51,815	$56,243

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – CONTINGENCIES

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

As previously disclosed, the Company and the Purchaser have been involved in litigation regarding this transaction. The Purchaser asserted claims against the Company seeking indemnification of Purchaser's losses and damages as a result of the breach of representations and warranties regarding Mobile Attic's financial condition, as set forth in the Stock Purchase Agreement.
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
NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during 2012 was $1,163,000 ($1,144,000 in 2011). Cash received for income taxes in 2012 was $1,437,000 compared to cash paid for income taxes in 2011 of $316,000.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements.

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

Schedule I. Summary of Investments Other Than Investments in Related Parties

THE NATIONAL SECURITY GROUP, INC. (Dollars in Thousands)
	December 31, 2012			December 31, 2011

	Cost	Fair Value	Amount per the Balance Sheet	Cost	Fair Value	Amount per the Balance Sheet
Securities Held-to-Maturity:
United States government	$163	$177	$163	$226	$244	$226
States, municipalities and political subdivisions	145	147	145	996	1,046	996
Mortgage backed securities	1,194	1,285	1,194	2,026	2,151	2,026
Private label mortgage backed securities	—	—	—	55	56	55
Industrial and Miscellaneous	—	—	—	—	—	—
Total Securities Held-to-Maturity	1,502	1,609	1,502	3,303	3,497	3,303
Securities Available-for-Sale:
Equity Securities:
Banks and insurance companies	1,363	1,231	1,231	1,323	1,446	1,446
Industrial and all other	1,828	3,901	3,901	3,608	7,101	7,101
Total equity securities	3,191	5,132	5,132	4,931	8,547	8,547
Debt Securities:
United States government	7,320	7,805	7,805	13,878	14,409	14,409
States, municipalities and political subdivisions	16,160	17,516	17,516	18,355	19,482	19,482
Mortgage backed securities	8,595	8,685	8,685	7,587	7,871	7,871
Private label mortgage backed securities	7,679	7,964	7,964	9,716	9,853	9,853
Trust preferred securities	537	587	587	537	479	479
Industrial and Miscellaneous	31,387	33,737	33,737	19,907	20,980	20,980
Total Debt Securities	71,678	76,294	76,294	69,980	73,074	73,074
Total Available-for-Sale	74,869	81,426	81,426	74,911	81,621	81,621
Total Securities	76,371	83,035	82,928	78,214	85,118	84,924
Trading securities	40	40	40	80	80	80
Mortgage loans on real estate	383	383	383	390	390	390
Investment real estate	5,757	5,757	5,757	5,745	5,745	5,745
Policy loans	1,317	1,317	1,317	1,244	1,244	1,244
Company owned life insurance	5,000	5,931	5,931	5,000	5,660	5,660
Other invested assets	3,777	3,777	3,777	3,929	3,929	3,929
Total investments	$92,645	$100,240	$100,133	$94,602	$102,166	$101,972

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

Schedule II. Condensed Financial Information of Registrant

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2012	2011
Assets
Fixed maturities available-for-sale, at estimated fair value	$1,557	$877
Investment real estate, at book value	1,457	—
Cash	58	1,074
Investment in subsidiaries (equity method) eliminated upon consolidation	49,407	50,162
Deferred income tax asset	6,706	1,901
Other assets	723	770
Total Assets	$59,908	$54,784

Liabilities and Shareholders' Equity

Liabilities
Accrued general expenses	$1,529	$2,716
Interest rate swaps	1,521	1,196
Notes payable	26,631	12,857
Total Liabilities	29,681	16,769
Total Shareholders' Equity	30,227	38,015
Total Liabilities and Shareholders' Equity	$59,908	$54,784

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME (LOSS)
(Dollars in thousands)
	Years Ended December 31,
	2012	2011
Income
Dividends (eliminated upon consolidation)	$1,800	$2,100
Property transfer from subsidiary	1,473	—
Net realized investment gains (losses)	72	(39)
Holding company management service fees	906	994
Other income	91	76
	4,342	3,131

Expenses
State taxes	42	43
Litigation settlement and defense costs	13,328	1,626
Interest	1,229	1,091
Other expenses	477	388
	15,076	3,148

Loss before income taxes and equity in undistributed earnings of subsidiaries	(10,734)	(17)
Income tax benefit	(4,697)	(784)

Income (loss) before equity in undistributed earnings of subsidiaries	(6,037)	767
Equity in undistributed earnings of subsidiaries	(634)	(5,723)

Net loss	$(6,671)	$(4,956)

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Years Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(6,671)	$(4,956)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	634	5,723
Net realized investment (gains) losses	(72)	39
Deferred income tax expense	(4,697)	(719)
Property transfer from subsidiary	(1,473)	—
Other, net	(1,142)	1,439
Net cash (used in) provided by operating activities	(13,421)	1,526
Cash Flows from Investing Activities:
Net purchases of investments	(567)	—
Net cash used in investing activities	(567)	—
Cash Flows from Financing Activities:
Proceeds (repayments) from debt	13,774	(15)
Cash dividends	(802)	(1,357)
Net cash provided by (used in) financing activities	12,972	(1,372)
Net increase (decrease) in cash and cash equivalents	(1,016)	154
Cash, at beginning of year	1,074	920
Cash, at end of year	$58	$1,074

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

Notes to Condensed Financial Information of Registrant

Note 1 - Basis of Presentation

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

Note 2 - Cash Dividends and Asset Transfers from Insurance Subsidiaries

In 2012, cash dividends of $1.8 million were paid to the Registrant by its subsidiaries ($2.1 million in 2011). Also in 2012, timber property with a carrying value of $1.5 million was transferred to the Registrant from an insurance subsidiary.

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

Schedule III. Supplementary Insurance Information

THE NATIONAL SECURITY GROUP, INC.
(Dollars in thousands)

				Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums
At December 31, 2012:
Life and accident and health insurance				$5,960	$33,377	$16
Property and casualty insurance				3,137	—	25,761
Total				$9,097	$33,377	$25,777
At December 31, 2011:
Life and accident and health insurance				$6,231	$32,379	$16
Property and casualty insurance				3,327	—	25,713
Total				$9,558	$32,379	$25,729

	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions, Amortization of Policy Acquisition Costs	General Expenses,Taxes, Licenses and Fees
For the year ended December 31, 2012:
Life and accident and health insurance	$6,609	$2,029	$2	$5,294	$1,406	$2,227
Property and casualty insurance	45,206	2,107	718	28,811	9,861	7,890
Other	—	91	—	—	—	13,847
Total	$51,815	$4,227	$720	$34,105	$11,267	$23,964
For the year ended December 31, 2011:
Life and accident and health insurance	$6,870	$1,939	$3	$5,189	$1,307	$2,397
Property and casualty insurance	49,373	2,246	916	38,836	10,861	7,891
Other	—	76	—	—	—	2,057
Total	$56,243	$4,261	$919	$44,025	$12,168	$12,345

Note: Investment income and other operating expenses are reported separately by segment and not allocated.

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

Schedule IV. Reinsurance

THE NATIONAL SECURITY GROUP, INC.
(Amounts in thousands)
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2012
Life insurance in force	$211,778	$11,200	$—	$200,578	—%
Premiums:
Life insurance and accident and health insurance	$6,682	$73	$—	$6,609	—%
Property and casualty insurance	53,469	8,263	—	45,206	—%
Total premiums	$60,151	$8,336	$—	$51,815	—%
For the year ended December 31, 2011
Life insurance in force	$217,970	$12,341	$—	$205,629	—%
Premiums:
Life insurance and accident and health insurance	$6,926	$56	$—	$6,870	—%
Property and casualty insurance	56,978	7,605	—	49,373	—%
Total premiums	$63,904	$7,661	$—	$56,243	—%

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

Schedule V. Valuation and Qualifying Accounts

The National Security Group, Inc
Years ended December 31, 2012 and 2011
(Dollars in thousands)
	2012	2011
Balance, January 1 Allowance for Doubtful Accounts	$29	$—
Additions	—	29
Deletions	(23)	—
Balance, December 31 Allowance for Doubtful Accounts	$6	$29

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers
JACK E. BRUNSON (56) has served as a director since 1999 and as President of NSFC since 1997. He also serves on the Boards of Directors of NSFC and Omega. He joined the Company in 1982. Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (54) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He also holds the position of President of NSIC. He joined the Company in 1983. Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega. Mr. Brunson is a member of the Alabama State Bar.

BRIAN R. MCLEOD (44) currently serves as Vice President of Finance & Operations, CFO and Treasurer of the Company. From 1992-2002 he served as Controller. He joined the Company in 1992. Mr. McLeod is a Director of NSIC, NSFC, Omega and NATSCO. Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama. Mr. McLeod is a Certified Public Accountant.

The information contained in The National Security Group's definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2013 with respect to directors and executive officers of the Company as well as Corporate Governance, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2013 with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2013 with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained in The National Security Group's definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2013, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in The National Security Group's definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2013, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information contained in The National Security Group's definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2013, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.
Item 14. Principal Accounting Fees and Services

The information contained in The National Security Group's definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2013, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - December 31, 2012 and 2011

•	Consolidated Statements of Income (Loss) - Years ended December 31, 2012 and 2011

•	Consolidated Statements of Shareholders' Equity - Years ended December 31, 2012 and 2011

•	Consolidated Statements of Cash Flows - Years ended December 31, 2012 and 2011

•	Consolidated Notes to the Financial Statements

2.	Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.
Schedule I	Summary of Investments Other Than Investments in Related Parties
Schedule II	Condensed Financial Information of the Registrant
Schedule III	Supplementary Insurance Information
Schedule IV	Reinsurance
Schedule V	Valuation and Qualifying Accounts

3.	Exhibits filed as part of this Form 10-K:

11.	Computation of Earnings Per Share Filed Herewith, See Note 1 to Consolidated Financial Statements.
14.	Code of Ethics, See Additional Information in Part I, Item 1 of This Report
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b)	During the last fiscal quarter of the period covered by this Report, the Company filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Description
October 5, 2012	October 5, 2012	Press release announcing preliminary Hurricane Isaac losses.
October 26, 2012	October 31, 2012	Press release announcing quarterly dividend.
November 14, 2012	November 14, 2012	Press release announcing financial results for the period ended September 30, 2012.
November 30, 2012	November 30, 2012	Press release announcing subsidiary A.M. Best ratings.

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

Date: March 21, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 21, 2013:
SIGNATURE

/s/ Winfield Baird	/s/ Mickey L. Murdock
/s/ Fleming Brooks	/s/ Donald Pittman
/s/ Jack E. Brunson	/s/ Paul C. Wesch
/s/ William L. Brunson, Jr.	/s/ L. Brunson White
/s/ Fred D. Clark, Jr.	/s/ Walter P. Wilkerson
/s/ Frank B. O'Neil