Form 10-Q
period 2013-03-31
NATIONAL SECURITY GROUP INC
filed 2013-05-15
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2013
or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes    o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Act).  (Check One) :    Large accelerated filer o Accelerated filer  o Non-accelerated filer  o Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  o No  ☑

As of May 14, 2013, there were 2,466,600 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

▪	Insurance is a highly regulated industry. It is possible that legislation may be enacted, which would have an adverse effect on the Company's business.

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

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2013	December 31, 2012
ASSETS	(UNAUDITED)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2013 - $1,413; 2012 - $1,609)	$1,314	$1,502
Fixed maturities available-for-sale, at estimated fair value (cost: 2013 - $75,043; 2012 -$71,678)	79,759	76,294
Equity securities available-for-sale, at estimated fair value (cost: 2013 - $3,190; 2012 - $3,191)	5,829	5,132
Trading securities	40	40
Mortgage loans on real estate, at cost	381	383
Investment real estate, at book value	5,550	5,757
Policy loans	1,324	1,317
Company owned life insurance	5,981	5,931
Other invested assets	3,707	3,777
Total Investments	103,885	100,133
Cash	2,725	6,779
Accrued investment income	868	788
Policy receivables and agents' balances, net	9,926	9,006
Reinsurance recoverable	1,564	1,541
Deferred policy acquisition costs	8,969	9,097
Property and equipment, net	2,326	2,392
Deferred income tax asset	5,450	4,997
Other assets	1,059	983
Total Assets	$136,772	$135,716

LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$11,396	$11,214
Accident and health benefit and loss reserves	2,353	2,341
Life and annuity benefit and loss reserves	30,026	30,041
Unearned premiums	26,149	25,777
Policy and contract claims	711	995
Other policyholder funds	1,412	1,417
Short-term notes payable and current portion of long-term debt	1,292	1,292
Long-term debt	25,639	25,339
Accrued income taxes	328	296
Other liabilities	7,132	6,777
Total Liabilities	106,438	105,489
Contingencies
Shareholders' equity
Common stock	2,467	2,467
Additional paid-in capital	4,951	4,951
Accumulated other comprehensive income	3,903	3,325
Retained earnings	19,013	19,484
Total Shareholders' Equity	30,334	30,227
Total Liabilities and Shareholders' Equity	$136,772	$135,716

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
REVENUES
Net premiums earned	$12,934	$13,496
Net investment income	1,084	1,135
Net realized investment gains	27	206
Other income	172	197
Total Revenues	14,217	15,034
EXPENSES
Policyholder benefits and settlement expenses	9,551	7,845
Amortization of deferred policy acquisition costs	942	816
Commissions	1,982	1,956
General and administrative expenses	1,842	2,488
Litigation settlement and defense costs	—	589
Taxes, licenses and fees	486	492
Interest expense	442	292
Total Expenses	15,245	14,478

Income (Loss) Before Income Taxes	(1,028)	556

INCOME TAX (BENEFIT) EXPENSE
Current	132	28
Deferred	(751)	(3)
	(619)	25

Net Income (Loss)	$(409)	$531

INCOME (LOSS) PER COMMON SHARE	$(0.17)	$0.22

DIVIDENDS DECLARED PER SHARE	$0.025	$0.10

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2013	2012

Net income (loss)	$(409)	$531

Other comprehensive income, net of tax
Changes in:
Unrealized gains on securities, net of reclassification adjustment of $18 and $136 for 2013 and 2012, respectively	526	277
Unrealized gain on interest rate swap	52	85

Other comprehensive income, net of tax	578	362

Comprehensive income	$169	$893

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2012	$30,227	$19,484	$3,325	$2,467	$4,951

Net loss for the three months ended March 31, 2013	(409)	(409)

Other comprehensive income (net of tax)	578		578

Cash dividends	(62)	(62)

Balance at March 31, 2013 (UNAUDITED):	$30,334	$19,013	$3,903	$2,467	$4,951

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Three months ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(409)	$531
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense and amortization/accretion, net	202	127
Increase in cash surrender value of company owned life insurance	(50)	(117)
Net realized gains on investments	(27)	(206)
Deferred income taxes	(751)	(2)
Amortization of deferred policy acquisition costs	942	816
Changes in assets and liabilities:
Change in accrued investment income	(80)	(129)
Change in reinsurance recoverable	(23)	108
Policy acquisition costs deferred	(814)	(791)
Change in accrued income taxes/recoverable	32	29
Change in net policy liabilities and claims	(661)	(1,383)
Change in other assets/liabilities, net	386	197
Other, net	9	19
Net cash used in operating activities	(1,244)	(801)
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(6,678)	(8,877)
Trading securities and short-term investments	—	(20)
Real estate held for investment	—	(13)
Property and equipment	(36)	(101)
Proceeds from sale or maturities of:
Held-to-maturity securities	188	423
Available-for-sale securities	3,236	8,102
Trading securities and short-term investments	—	83
Real estate held for investment	207	—
Property and equipment	36	66
Other invested assets, net	4	4
Net cash used in investing activities	(3,043)	(333)
Cash Flows from Financing Activities
Change in other policyholder funds	(5)	16
Increase in long-term debt	300	—
Change in short-term notes payable	—	215
Dividends paid	(62)	(247)
Net cash provided by (used in) financing activities	233	(16)
Net change in cash and cash equivalents	(4,054)	(1,150)
Cash and cash equivalents, beginning of year	6,779	3,393
Cash and cash equivalents, end of period	$2,725	$2,243
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega). In the opinion of Management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at March 31, 2013, and the results of operations, cash flows and changes in shareholders’ equity for the interim periods ended March 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States.  All significant intercompany transactions and accounts have been eliminated.  The condensed consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2012. Financial statements and notes to condensed consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2012 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three-month period ended March 31, 2013 are not necessarily indicative of future results.

Description of Business
NSIC is licensed in the states of Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas and was organized in 1947 to provide life and burial insurance policies to the home service market. Business is now produced by both company and independent agents. Primary products include ordinary life, accident and health, supplemental hospital, and cancer insurance products.

NSFC is licensed in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia. In addition, NSFC operates on a surplus lines basis in Louisiana, Missouri, and Texas. NSFC operates in various property and casualty lines, the most significant of which are: dwelling property fire and extended coverage, homeowners, mobile homeowners and ocean marine.

Omega is licensed in the states of Alabama and Louisiana. Omega operates in the property and casualty homeowners line of business.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000. The Company's original investment in company owned life insurance was $5,000,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at March 31, 2013 and December 31, 2012 was $5,981,000 and $5,931,000, respectively. Changes in cash surrender values are included in income in the current period. The change in surrender value included in earnings for the three-month periods ended March 31, 2013 and 2012 was $50,000 and $117,000, respectively. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy. There were no proceeds received from the COLI during 2013 or 2012.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,466,600 in both 2013 and 2012.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contingencies
Liabilities for loss contingencies arising from, but not limited to, litigation, claims, assessments, fines and penalties are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Significant attorney fees are estimated and recorded when incurred.

Reclassifications
Certain 2012 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2013 presentation.

Advertising
The Company expenses advertising costs as incurred. Advertising costs charged to expense were $53,000 for the for the three months ended March 31, 2013 ($33,000 for the three months ended March 31, 2012). Advertising cost consists primarily of agent convention expense and print media.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts. Through December 31, 2012, these balances were insured by the FDIC with no balance limits. On January 1, 2013, $250,000 per account balance limits were reinstated. At March 31, 2013, the net amount exceeding FDIC insured limits was $786,000 at one financial institution. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of the financial institution on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At March 31, 2013, the single largest balance due from one agent totaled $991,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At March 31, 2013 and December 31, 2012, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At March 31, 2013, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

Recently Adopted Accounting Standards

Disclosures about Offsetting Assets and Liabilities for Financial Instruments and Derivative Instruments
In December 2011, the FASB issued guidance requiring expanded disclosures, including both gross and net information, for financial instruments and derivative instruments that are either offset in the reporting entity's financial statements or those that are subject to an enforceable master netting arrangement or similar agreement.  The Company adopted the new guidance on January 1, 2013 and applied it retrospectively.  The guidance impacts disclosures only and will have no impact on the Company's results of operations or financial position. The Company does not have any derivative instruments subject to master netting arrangements at March 31, 2013.
In February 2013, the FASB issued an accounting standards update that requires additional disclosures for reclassification adjustments from accumulated other comprehensive income (AOCI). These additional disclosures include changes in AOCI balances by component and significant items reclassified out of AOCI. These disclosures must be presented either on the face of the affected financial statement or in the notes to the financial statements. The disclosures are effective beginning in the first quarter of 2013 and are to be provided on a prospective basis. These disclosures are presented in Note 12.
Intangibles-Goodwill and Other
In July 2012, the FASB issued guidance related to impairment of indefinite-lived intangible assets other than goodwill. The new guidance allows an entity to first make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. An entity is required to perform the quantitative test only if it determines that it is more likely than not

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company adopted this guidance January 1, 2013. No interim testing was required as of March 31, 2013, and we do not expect a material effect on results of operations or financial position following annual testing.

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds a passive interest in a limited partnership that is considered to be a Variable Interest Entity (VIE) under the provisions of FIN 46(R). The Company is not the primary beneficiary of the entity and is not required to consolidate under FIN 46(R). The entity is a private placement investment fund formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnership. The carrying value of the investment totals $325,000 and is included as a component of Other Invested Assets in the accompanying condensed consolidated balance sheets.

In December 2005, the Company formed National Security Capital Trust I, a statutory trust created under the Delaware Statutory Trust Act, for the sole purpose of issuing, in private placement transactions, $9,000,000 of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $9,279,000 of variable rate subordinated debentures issued by the Company. The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust. The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures. The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $9,005,000. The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE's. The Trust is not consolidated because the Company is not the primary beneficiary of the trust. The Subordinated Debentures, disclosed in Note 8, are reported in the accompanying Consolidated Balance Sheets as a component of long-term debt. The Company's equity investments in the Trust total $279,000 and are included in Other Assets in the accompanying condensed consolidated balance sheets.

In June 2007, the Company formed National Security Capital Trust II for the sole purpose of issuing, in private placement transactions, $3,000,000 of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $3,093,000 unsecured junior subordinated deferrable interest debentures. The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust. The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures. The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $2,995,000. The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE's. The Trust is not consolidated because the Company is not the primary beneficiary of the Trust. The Subordinated Debentures, disclosed in Note 7, are reported in the accompanying condensed consolidated balance sheets as a component of long-term debt. The Company's equity investments in the Trust total $93,000 and are included in Other Assets in the accompanying condensed consolidated balance sheets.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of March 31, 2013 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$34,097	$2,604	$86	$36,615
Trust preferred securities	538	52	—	590
Mortgage backed securities	8,619	141	117	8,643
Private label mortgage backed securities	6,828	321	—	7,149
Obligations of states and political subdivisions	17,024	1,369	14	18,379
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	7,937	460	14	8,383
Total fixed maturities	75,043	4,947	231	79,759
Equity securities	3,190	3,081	442	5,829
Total	$78,233	$8,028	$673	$85,588

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of March 31, 2013 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,014	$85	$—	$1,099
Obligations of states and political subdivisions	145	1	—	146
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	155	13	—	168
Total	$1,314	$99	$—	$1,413

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2012 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$31,387	$2,430	$80	$33,737
Trust preferred securities	537	50	—	587
Mortgage backed securities	8,595	175	85	8,685
Private label mortgage backed securities	7,679	294	9	7,964
Obligations of states and political subdivisions	16,160	1,359	3	17,516
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	7,320	487	2	7,805
Total fixed maturities	71,678	4,795	179	76,294
Equity securities	3,191	2,398	457	5,132
Total	$74,869	$7,193	$636	$81,426

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2012 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,194	$91	$—	$1,285
Obligations of states and political subdivisions	145	2	—	147
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	163	14	—	177
Total	$1,502	$107	$—	$1,609

The amortized cost and aggregate fair value of debt securities at March 31, 2013, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$581	$596
Due after one year through five years	16,278	17,785
Due after five years through ten years	24,896	26,427
Due after ten years	33,288	34,951
Total	$75,043	$79,759

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	384	402
Due after five years through ten years	109	117
Due after ten years	821	894
Total	$1,314	$1,413

A summary of securities available-for-sale with unrealized losses as of March 31, 2013, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$2,430	$58	$984	$28	$3,414	$86	7
Mortgage backed securities	4,160	88	130	29	4,290	117	12
Obligations of state and political subdivisions	1,241	14	—	—	1,241	14	3
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	1,169	14	—	—	1,169	14	2
Equity securities	—	—	844	442	844	442	1
	$9,000	$174	$1,958	$499	$10,958	$673	25
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

There were no securities held-to-maturity with unrealized losses as of March 31, 2013 and December 31, 2012.

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

For the three months ended March 31, 2013, the Company realized no additional other-than-temporary impairments. The single largest accumulated loss not realized as an impairment was in the equity portfolio and totaled $442,000.  The second largest loss position was in the bond portfolio and totaled $29,000.  The third largest loss position was in the bond portfolio and totaled $25,000.

For the year ended December 31, 2012, the Company realized $87,000 in other-than-temporary impairments. The single largest accumulated loss not realized as an impairment was in the equity portfolio and totaled $457,000.  The second largest loss position was in the bond portfolio and totaled $39,000.  The third largest loss position was in the bond portfolio and totaled $27,000.
 Major categories of investment income are summarized as follows (dollars in thousands):

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31,
	2013	2012
Fixed maturities	$825	$883
Equity securities	28	58
Mortgage loans on real estate	7	6
Investment real estate	40	10
Policy loans	24	25
Company owned life insurance	50	117
Other, principally short-term investments	158	88
	1,132	1,187
Less: Investment expenses	48	52
Net investment income	$1,084	$1,135
Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended March 31,
	2013	2012
Fixed maturities	$23	$73
Equity securities	—	—
Trading securities	—	2
Other, principally real estate	4	131
Other-than-temporary impairments	—	—
Net realized investment gains	$27	$206

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	Three months ended March 31, 2013	Year ended December 31, 2012
	(UNAUDITED)
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$798	$(153)
Deferred income tax	(272)	52
Net change in unrealized appreciation on available-for-sale securities	$526	$(101)

NOTE 4 – FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

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
The Company categorizes assets and liabilities carried at their fair value based upon a fair value hierarchy:

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 are summarized in the following table by the type of inputs applicable to the fair value measurements (unaudited) (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$36,615	$—	$36,615	$—
Trust preferred securities	590	—	590	—
Mortgage backed securities	8,643	—	8,643	—
Private label mortgage backed securities	7,149	—	7,149	—
Obligations of states and political subdivisions	18,379	—	18,379	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	8,383	8,383	—	—
Trading securities	40	40	—	—
Equity securities available-for-sale	5,829	4,985	—	844
Total Financial Assets	$85,628	$13,408	$71,376	$844
Financial Liabilities
Interest rate swap	$1,443	$—	$—	$1,443
Total Financial Liabilities	$1,443	$—	$—	$1,443

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
As of March 31, 2013, Level 3 fair value measurements of assets include $844,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of March 31, 2013, Level 3 fair value measurements of liabilities include $1,443,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 (in thousands):

For the three months ended March 31, 2013 (unaudited)	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$829	$(1,521)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	15	78
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$844	$(1,443)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2013:	$—	$—

For the three months ended March 31, 2013, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amount and estimate fair value of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013		December 31, 2012
	(UNAUDITED)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$381	$381	$383	$383
Policy loans	1,324	1,324	1,317	1,317
Company owned life insurance	5,981	5,981	5,931	5,931
Other invested assets	3,707	3,707	3,777	3,777

Liabilities and related instruments
Other policyholder funds	1,412	1,412	1,417	1,417
Short-term notes payable and current portion of long-term debt	1,292	1,292	1,292	1,292
Long-term debt	25,639	25,639	25,339	25,339

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
	(UNAUDITED)
Building and improvements	$3,185	$3,185
Electronic data processing equipment	1,832	1,814
Furniture and fixtures	890	912
	5,907	5,911
Less accumulated depreciation	3,581	3,519
	$2,326	$2,392

Depreciation expense for the three months ended March 31, 2013 was $102,000 ($433,000 for the year ended December 31, 2012).

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company has not incurred any income tax related interest and penalties during the three month period ended March 31, 2013 and incurred no income tax related interest and penalties during 2012. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2006. Tax returns have been filed through the year 2011. Extensions have been filed for 2012.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $5,450,000 at March 31, 2013 and $4,997,000 at December 31, 2012.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	Three months ended March 31, 2013	Year ended December 31, 2012
	(UNAUDITED)
General expenses	$1,268	$1,211
Unearned premiums	1,777	1,751
Claims liabilities	352	243
Litigation settlement	3,570	3,570
AMT credit	246	246
NOL carryforward	3,215	2,711
Other-than-temporary impairments on securities owned	164	164
Unrealized loss on interest rate swaps	491	518
Deferred tax assets	11,083	10,414

Trading securities	—	(1)
Depreciation	(83)	(94)
Deferred policy acquisition costs	(3,050)	(3,093)
Unrealized gains on securities available-for-sale	(2,500)	(2,229)
Deferred tax liabilities	(5,633)	(5,417)

Net deferred tax asset	$5,450	$4,997

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Three months ended March 31,
	2013	2012
	(UNAUDITED)
Deferred policy acquisition costs	$(43)	$(9)
Other-than-temporary impairments	—	1
Trading securities	(1)	—
Unearned premiums	(26)	30
General expenses	(57)	(143)
Depreciation	(11)	(10)
Claim liabilities	(109)	13
NOL carryforward	(504)	115

Deferred income tax benefit	$(751)	$(3)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total income tax (benefit) expense varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Three months ended March 31,
	2013	2012
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	3.2%	(8.4)%
Company owned life insurance	1.6%	(7.2)%
Small life deduction	15.4%	(9.9)%
Other, net	6.0%	(3.9)%

Effective federal income tax rate	60.2%	4.6%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of March 31, 2013 and December 31, 2012:

	(Dollars in thousands)
	2013	2012
	(UNAUDITED)
Line of credit with variable interest rate equal to the Wall Street Journal (WSJ) prime rate, subject to a 5.0% floor; maturity January 2014. Interest payments due quarterly. Unsecured.	$125	$125
Current portion of installment note payable due November 2013 with variable interest rate equal to the WSJ prime rate plus 1%; Unsecured	1,167	1,167
	$1,292	$1,292

Long-term debt consisted of the following as of March 31, 2013 and December 31, 2012:

	(Dollars in thousands)
	2013	2012
	(UNAUDITED)
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	$3,934	$3,634

Long term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long term portion due November 2014. Unsecured.	9,333	9,333

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,279	9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3 Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$25,639	$25,339

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

The swaps entered into in 2009 and 2010 have fair values of $437,000 (liability) and $1,006,000 (liability), respectively, for a total liability of $1,443,000 at March 31, 2013 ($1,521,000 at December 31, 2012).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation loss of $52,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation loss of $214,000 was included in accumulated other comprehensive income related to the swap at December 31, 2012.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has securities on deposit with fair market values of $1,569,000 (all of which is posted as collateral). At December 31, 2012, the Company had securities on deposit with fair market values of $1,557,000, all of which is posted as collateral. See Note 4 for additional information about the interest rate swaps.

In January 2013, the Company renewed an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  As of March 31, 2013, $125,000 was drawn on this line ($125,000 at December 31, 2012).

In July 2012, the Company executed a promissory note in the amount of $13,000,000 payable to the Bagley Family Revocable Trust with an interest rate of WSJ prime plus 1% (4.25% at March 31, 2013 and December 31, 2012). The purpose of this promissory note is to finance the settlement obligation related to the Mobile Attic litigation. As of March 31, 2013 and December 31, 2012, a total of $10,500,000 was outstanding with principal payments due in equal annual installments of $1,167,000 payable each November beginning in 2013. Installment payments due within 12 months of the balance sheet date are classified as current portion of long term debt. The promissory note allows for the Company to defer payments in years in which its P&C subsidiaries incur substantial catastrophe losses thus allowing capital management flexibility in the P&C subsidiaries. Under the terms of the promissory note, annual debt

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

service payments on the note must equal or exceed any payment of dividends to shareholders in the preceding twelve months.

In September 2012, the Company obtained a secured line of credit in the amount of $4,000,000 with an interest rate equal to the WSJ prime (4.5% at December 31, 2012) and subject to a 4.5% floor. As of March 31, 2013, $3,934,000 was drawn on this line ($3,634,000 at December 31, 2012) . The line of credit is secured by timber property investments of the Company.

NOTE 8 – REINSURANCE

The Company's insurance operations utilize reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term coverage. Property and casualty reinsurance is placed on both a quota-share and excess of loss basis. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of re-insurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurance companies and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the companies to minimize their exposure to significant losses from reinsurance insolvencies.

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

Under the catastrophe reinsurance program, the Company retains the first $4,000,000 in losses from each event.  Reinsurance coverage is maintained in four layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $6,000,000 in excess of $4,000,000
Second Layer	100% of $7,500,000 in excess of $10,000,000
Third Layer	100% of $25,000,000 in excess of $17,500,000
Fourth Layer	100% of $30,000,000 in excess of $42,500,000

Each reinsurance layer covers events occurring from January 1-December 31 of the contract year.  All significant reinsurance companies under the program carry A.M. Best ratings of A- (Excellent) or higher, or equivalent ratings.

The Company's catastrophe reinsurance contract allows for one reinstatement. The Company maintains reinstatement premium protection (RPP) to cover reinstatement premiums incurred. The RPP further reduces risk from a major catastrophe and serves to strengthen the Company's capital position by reducing the modeled 100 year event net cost.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2013, the largest reinsurance recoverable of a single reinsurer was $58,000 ($295,000 at December 31, 2012). Amounts reported as ceded incurred losses in both 2013 and 2012 were related to the development of losses from prior year catastrophes.

The effect of reinsurance on premiums written and earned in the property and casualty segment is as follows (dollars in thousands):

	Three months ended March 31, 2013		Three months ended March 31, 2012
	Written	Earned	Written	Earned

Direct	$13,480	$13,328	$12,966	$13,407
Assumed	—	—	—	—
Ceded	(2,132)	(2,140)	(1,655)	(1,663)
Net	$11,348	$11,188	$11,311	$11,744

The effect of reinsurance on premiums written and earned in the life segment is as follows (dollars in thousands):

	Three months ended March 31, 2013		Three months ended March 31, 2012
	Written	Earned	Written	Earned

Direct	$1,662	$1,765	$1,694	$1,772
Assumed	—	—	—	—
Ceded	(19)	(19)	(20)	(20)
Net	$1,643	$1,746	$1,674	$1,752

NOTE 9 – EMPLOYEE BENEFIT PLANS

In 1989, the Company and its subsidiaries established a retirement savings plan (401K Plan) and transferred the assets from the defined contribution profit sharing plan into the new plan. All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the three months ended March 31, 2013 and 2012 amounted to $48,000 and $50,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options.

The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited of the non-qualified deferred compensation plans for the three-months ended March 31, 2013 and 2012 amounted to approximately $76,000 and $83,000, respectively.

A subsidiary of the Company established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were no costs incurred during the first three months of 2013 or 2012 related to the ESOP.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

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

At March 31, 2013, securities with market values of $3,785,000 ($3,785,000 at December 31, 2012) were deposited with various states pursuant to statutory requirements.

NOTE 11 – SHAREHOLDERS' EQUITY

During the quarter ended March 31, 2013, and year ended December 31, 2012, changes in shareholders' equity consisted of a net loss of $409,000 and net income of $531,000, respectively; dividends paid of $62,000 in 2013 and $802,000 in 2012; changes in accumulated other comprehensive income, net of applicable taxes, of $578,000 in 2013 and other comprehensive loss, net of applicable taxes, of $315,000 in 2012.  Other comprehensive income (loss) consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below provides information regarding the Company's preferred and common stock as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,466,600	2,466,600	3,000,000	2,466,600	2,466,600

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2013, net of income taxes, are as follows (dollars in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(1,003)	$4,328	$3,325
Other comprehensive income before reclassifications	52	544	596

Amounts reclassified from accumulated other comprehensive income	—	(18)	(18)

Net current-period other comprehensive income	52	526	578

Ending balance	$(951)	$4,854	$3,903

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2013 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$27	Net realized investment gains
	27	Total before tax

	(9)	Tax (expense) or benefit
	$18	Net of Tax

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – SEGMENTS

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

Premium revenues and operating income by industry segment for the three months ended March 31, 2013 and 2012 are summarized below (dollars in thousands):

Three months ended March 31, 2013	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$12,934	$11,188	$1,746	$—
Net investment income	1,084	477	588	19
Net realized investment gains	27	2	25	—
Other income	172	170	2	—
	14,217	11,837	2,361	19
BENEFITS AND EXPENSES
Policyholder benefits paid	9,551	8,553	998	—
Amortization of deferred policy acquisition costs	942	661	281	—
Commissions	1,982	1,886	96	—
General and administrative expenses	1,842	1,245	441	156
Taxes, licenses and fees	486	412	74	—
Interest expense	442	—	21	421
	15,245	12,757	1,911	577
Income (Loss) Before Income Taxes	$(1,028)	$(920)	$450	$(558)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended March 31, 2012	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$13,496	$11,744	$1,752	$—
Net investment income	1,135	611	508	16
Net realized investment gains (losses)	206	132	72	2
Other income	197	196	1	—
	15,034	12,683	2,333	18
BENEFITS AND EXPENSES
Policyholder benefits paid	7,845	6,413	1,432	—
Amortization of deferred policy acquisition costs	816	717	99	—
Commissions	1,956	1,827	129	—
General and administrative expenses	2,488	1,829	448	211
Litigation settlement and defense costs	589	—	—	589
Taxes, licenses and fees	492	430	62	—
Interest expense	292	—	19	273
	14,478	11,216	2,189	1,073
Income (Loss) Before Income Taxes	$556	$1,467	$144	$(1,055)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2013 and 2012, respectively:

	Three months ended March 31,
	2013	2012
Life, accident and health operations premiums written:
Traditional life insurance	$1,218	$1,230
Accident and health insurance	444	464
Total life, accident and health	1,662	1,694
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	7,559	6,927
Homeowners (Including mobile homeowners)	5,421	5,487
Ocean marine	92	84
Other liability	408	357
Private passenger auto liability	—	69
Commercial auto liability	—	6
Auto physical damage	—	36
Total property and casualty	13,480	12,966
Gross premiums written	15,142	14,660
Reinsurance premium ceded	(2,151)	(1,675)
Net premiums written	$12,991	$12,985

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2013 and 2012, respectively:

	Three months ended March 31,
	2013	2012
Life, accident and health operations premiums earned:
Traditional life insurance	$1,316	$1,308
Accident and health insurance	449	464
Total life, accident and health	1,765	1,772
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	7,018	6,547
Homeowners (Including mobile homeowners)	5,681	5,904
Ocean marine	256	268
Other liability	373	340
Private passenger auto liability	—	235
Commercial auto liability	—	6
Auto physical damage	—	107
Total property and casualty	13,328	13,407
Gross premiums earned	15,093	15,179
Reinsurance premium ceded	(2,159)	(1,683)
Net premiums earned	$12,934	$13,496

NOTE 14 – CONTINGENCIES

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

On June 20, 2012, the Company and Bagley Trust reached a settlement agreement to dispose of the Mobile Attic litigation. Under the terms of the settlement, the Company agreed to pay Bagley Trust $13,000,000. The terms of the agreement were formalized in the form of a promissory note; the terms of which are discussed in Note 7.
NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2013 was $323,000 ($296,000 in 2012). Cash paid for income taxes during the three months ended March 31, 2013 was $100,000. There were no cash payments for income taxes in the first quarter of 2012.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of March 31, 2013, and condensed consolidated statements of income (loss), comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2013 and 2012, and the related condensed consolidated statement of shareholders' equity for the three-month period ended March 31, 2013.   These condensed consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2012, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Birmingham, Alabama
May 15, 2013

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of March 31, 2013, compared with December 31, 2012 and its results of operations and cash flows for the three months ended March 31, 2013, compared with the same period last year. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
The reader is assumed to have access to the Company’s 2012 Annual Report.  This discussion should be read in conjunction with the Annual Report and with the condensed consolidated financial information on pages 4 through 34 of this Form 10-Q.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in eleven states with 49.3% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 86.5% of total insurance premium revenue for the first three months of 2013.  Revenue generated from the life segment accounted for 13.5% of total insurance premium revenue for the first three months of 2013.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947.  The premium revenue produced in NSIC from the traditional life products and accident and health products accounted for 10.0% and 3.5%, respectively, of total premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

The property and casualty segment consists of the consolidated operations of two subsidiaries, National Security Fire and Casualty Company and its wholly owned subsidiary, Omega One Insurance Company. There is no material product differentiation between the products underwritten by NSFC and Omega as both underwrite primarily dwelling personal lines coverage. The Property and Casualty segment has premium in-force in the states of Alabama, Arkansas, Florida (ocean marine only), Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Tennessee and Texas.

All of the insurance subsidiaries are Alabama domiciled insurance companies; therefore, the Alabama Department of Insurance is the primary insurance regulator.  However, each subsidiary is subject to regulation by the respective insurance regulators of each state in which it is licensed to transact business.  Insurance rates charged by each of the insurance subsidiaries are typically reviewed and approved by each insurance department for the respective state in which the rates will apply.

All of our insurance companies have been assigned ratings by A.M. Best.  The property and casualty group has been assigned a group rating of “B++” (Good) with a negative outlook.  In addition, A.M. Best has assigned an issuer credit rating of “bbb” with a negative outlook.  NSFC, the largest of the insurance subsidiaries, carries the same A.M. Best ratings as the group.  Omega carries an A.M. Best rating of “B+” (Good) with a stable outlook and an issuer credit rating of “bbb-” with a stable outlook.  The life insurance subsidiary, NSIC, has been assigned a rating of “B+” (Good) with a stable outlook and an issuer credit rating upgrade of "bbb-" with a stable outlook.  All ratings are reviewed at least annually by A.M. Best with the latest ratings' effective date of November 30, 2012.

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

The property and casualty segment can be impacted by severe storm activity resulting in incurred losses and loss adjustment expenses primarily from wind and hail related damage. These storm systems or other natural disasters are classified as catastrophes (referred to as "cat events" or "catastrophe events" throughout the remainder of this document) by Property Claim Service (PCS) when these events cause $25 million or more in industry wide direct insured losses and affect a significant number of policyholders and insurers.

CONSOLIDATED RESULTS OF OPERATIONS

Summary:
The Company ended the first quarter of 2013 with a net loss of $409,000 compared to net income of $531,000 for the same period last year; a decrease of $940,000. For the three months ended March 31, 2013, the Company had a net loss per share of $0.17 compared to net income per share of $0.22 for the three months ended March 31, 2012. The primary reason for the net loss in the current year compared to net income in the prior year was a $1,706,000 or 21.7% increase in claims in the first three months of 2013 compared to the same period last year. The increase in claims was primarily associated with an increase in losses and loss adjustment expenses reported in the P&C segment from catastrophe events (cat events) and non-catastrophe wind and hail claims compared to the same period last year. In addition, for the three months ended March 31, 2013, realized investment gains decreased 86.9%. Year to date net realized investment gains were $27,000 compared to $206,000 for the same period last year. The decrease in realized investment gains was primarily associated with a decline in trading activity in the investment portfolios during the first quarter of 2013 compared to the first quarter of 2012.

Claims were $9,551,000 for the three months ended March 31, 2013, compared to $7,845,000 for the same period last year, an increase of $1,706,000 or 21.7%. The loss ratio (claims as a percent of net earned premium) was 73.8% for the first three months of 2013 compared to 58.1% for the same period last year. The primary reason for the 15.7 percentage point increase in the loss ratio was an increase in incurred losses and incurred loss adjustment expenses in the P&C segment from cat events in 2013 compared to 2012. The P&C segment was impacted by three cat events during the first quarter of 2013 totaling $1,578,000 compared to $480,000 from two cat events in 2012. The cat events in 2013 added 12.1 percentage points to the current year loss ratio while the cat events in 2012 added 3.5 percentage points to the prior year loss ratio. In addition to the increase in claims from cat events, the P&C segment had an increase in claims resulting from non-catastrophe wind and hail losses and LAE in the first quarter of 2013 compared to the same period last year. The non-cat wind and hail losses totaled $2,142,000 in 2013 compared to $1,499,000 for the same period last year. These claims added 16.5 and 11.1 percentage points, respectively, to the 2013 and 2012 loss ratio.

Shareholders’ equity as of March 31, 2013 was $30,334,000, up $107,000 compared to $30,227,000 as of December 31, 2012. Book value per share increased $0.05 per share for the period ended March 31, 2013 to $12.30 per share compared to $12.25 per share at December 31, 2012. Factors contributing to the change in equity were a year to date net loss of $409,000, increase in market values of fixed maturities and equity securities of $526,000, a net gain on interest rate swaps of $52,000 and dividends paid of $62,000.

Premium Revenue:
The table below provides earned premium revenue by segment for the for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,		Percent
	2013	2012	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$1,316	$1,308	0.6%
Accident and health insurance	449	464	(3.2)%
Total life, accident and health	1,765	1,772	(0.4)%

Property and Casualty operations:
Dwelling fire & extended coverage	7,018	6,547	7.2%
Homeowners (Including mobile homeowners)	5,681	5,904	(3.8)%
Ocean marine	256	268	(4.5)%
Other liability	373	340	9.7%
Private passenger auto liability	—	235	(100.0)%
Commercial auto liability	—	6	(100.0)%
Auto physical damage	—	107	(100.0)%
Total property and casualty	13,328	13,407	(0.6)%

Gross premiums earned	15,093	15,179	(0.57)%

Reinsurance premium ceded	(2,159)	(1,683)	28.28%

Net premiums earned	$12,934	$13,496	(4.16)%

Consolidated premium revenue was $12,934,000 for the three months ended March 31, 2013 compared to $13,496,000 for the same period last year; a decrease of $562,000 or 4.2%. There were two primary factors contributing to the decline in premium revenue:

•
We had no premium revenue from the automobile lines of business in 2013. Due to adverse underwriting results, we made the decision to exit the auto insurance business and ceased writing new business during 2011 with remaining in-force policies expiring in 2012.

•
We bought additional catastrophe reinsurance coverage in the second quarter of 2012 which increased our annualized cat reinsurance cost by approximately $1.3 million. The coverage was in the form of reinstatement premium protection (RPP). We have historically bought catastrophe reinsurance subject to a reinstatement provision which requires us to pay the reinsurance premium again, to cover a second event, to the extent reinsurance coverage layers are utilized. In 2012, we made the decision to purchase RPP which, in substance, is a prepayment of the reinstatement premium triggered by a second event. While this decision will increase our catastrophe cost in years in which we have no catastrophe losses impacting the cover, it will significantly reduce the uncertainty of reinstatement cost in years in which we have major storms and help reduce earnings volatility due to major catastrophes. The purchase of the RPP coverage will allow us to better reflect the true cost of our reinsurance coverage in our rates, and under a modeled 100 year catastrophe event, will reduce the adverse impact on capital of the event by approximately $4,000,000.

Investment income:
Investment income decreased $51,000 to $1,084,000 for the three months ended March 31, 2013 from $1,135,000 for the same period last year. While invested assets increased moderately during the quarter, the continued record low interest rate environment is reducing the yield on new investments leading to the reduction in interest income.

Realized investment gains and losses:
For the three months ended March 31, 2013, realized investment gains totaled $27,000 compared to $206,000 for the same period last year; a decrease of $179,000.  Realized investment gains and losses in the life and P&C segments are primarily related to the sale of bonds and common stock investments. The decline in realized capital gains was primarily associated with a decline in trading activity in the investment portfolios.

Other income:
Other income was $172,000 for the period ended March 31, 2013 compared to $197,000 for the period ended March 31, 2012; a decrease of 12.7%.  Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.  Due to the discontinuation of the automobile program, billing, payment and policy fees decreased $26,000 in the P&C segment and was the primary reason for the overall reduction in other income for the current year.

Policyholder benefits paid:
Policyholder benefits paid (claims) as a percent of net premiums earned were 73.8% for the three-months ended March 31, 2013 compared to 58.1% for the three months ended March 31, 2012. Policyholder benefits for the three months ended March 31, 2013 were $9,551,000 compared to $7,845,000 for the same period last year; an increase of 21.7%. The $1,706,000 increase in claims was primarily associated with increases in losses and LAE incurred in the P&C segment. Year-to-date incurred losses and LAE in the P&C segment increased $2,140,000 in 2013 compared to 2012 with claims incurred from current year cat events and non-catastrophe wind and hail losses and LAE being the primary drivers of the increase.

The table below provides P&C segment reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and loss adjustment expenses (LAE) for the three months ended March 31, 2013 and 2012:

2013			2012
	Reported Losses & LAE	Claim Count		Reported Losses & LAE	Claim Count
Cat event			Cat event
Cat 91	$228,000	44	Cat 65	$154,000	44
Cat 92	89,000	20	Cat 67	326,000	97
Cat 93	1,261,000	320
	$1,578,000	384		$480,000	141

Non-cat wind & hail	$2,142,000	756	Non-cat wind & hail	$1,499,000	568

The P&C segment incurred claims from three storm systems categorized as catastrophes during the first quarter of 2013 compared to two cat events during the first quarter of 2012. The claims reported in 2013 from the three current year cat events totaled $1,578,000, resulted in 384 claims and added 12.1 percentage points to the loss ratio. The largest cat event in 2013 occurred in March and accounted for 80% of the total losses and LAE from first quarter 2013 cat events. This storm system impacted four states in which we write business in the P&C segment leading to over $1,261,000 in losses and LAE from 320 claims. Claims reported from the two 2012 cat events totaled $480,000, resulted in 141 claims and increased the loss ratio 3.5 percentage points. The average cost per claim from the 2013 cat events was $4,100 while the average cost per claim for 2012 was $3,400.

In addition to the cat events mentioned above, the P&C segment had increases in reported losses and LAE from non-catastrophe wind and hail losses and LAE during the first quarter of 2013 compared to the same period last year. During 2013, the P&C segment had 756 non-cat wind and hail claims reported totaling $2,142,000 compared to 568 claims totaling $1,499,000 during 2012. The current year non-cat wind and hail average cost per claim was approximately $2,800 compared to $2,600 for the same period last year. In addition, these claims added 16.5 percentage points to the current year loss ratio compared to 11.1 percentage points to the prior year loss ratio.

Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the three months ended March 31, 2013, policy acquisition costs were $2,924,000 compared to $2,772,000 for the same period last year. Policy acquisition costs were 22.6% of premium revenue for the first quarter of 2013 compared to 20.5% for the same period last year. A reduction in capitalized cost, primarily in the life segment, was the primary factor contributing to the increase in policy acquisition cost in 2013 compared to 2012.

General Expenses:
General expenses were down $646,000 for the three months ended March 31, 2013 at $1,842,000 compared to $2,488,000 for the same period last year. While general expenses were down in both segments, the P&C segment accounted for approximately 90% of the decline. The primary reason for the lower general expenses in the P&C segment in 2013 compared to 2012 was a $156,000 reduction in legal fees, a $77,000 decrease in salary expenses and a $38,000 reduction in inspection report fees. In addition, a $66,000 refund of guaranty association fees paid for previous year's assessments, further reduced current year general expenses. These decreases, combined with declines in various other general expense accounts, were the primary source of the overall reduction in P&C general expenses in 2013 compared to 2012. Management continues to focus on the reduction of general expenses through the utilization of various cost savings measures coupled with continued efforts to improve efficiency through the use of technology.

Litigation settlement and defense costs:
Litigation costs were $0 for the three months ended March 31, 2013 compared to $589,000 for the same period last year. This line items isolates cost associated with Mobile Attic litigation which was settled in 2012. The primary reason for the decrease was that during the second quarter of 2012, the Company settled longstanding litigation related to the Company's sale of Mobile Attic, Inc. [See Note 14 to the condensed consolidated financial statements for further discussion regarding litigation].

Taxes, licenses and fees:
Taxes, licenses and fees for the three months ended March 31, 2013 and 2012 were comparable at $486,000 and $492,000, respectively.  Taxes, licenses and fees as a percentage of earned premiums were 3.8% for the three months ended March 31, 2013 and 3.6% for the same period last year.

Interest expense:
Interest expense was up $150,000 or 51.4% at $442,000 through March 31, 2013 compared to $292,000 for the same period last year. The primary reason for the increase was the addition of $10.5 million in debt related to the Mobile Attic litigation settlement.

Income taxes:
For the period ended March 31, 2013, income tax benefit was $619,000 compared to income tax expense of $25,000 for the same period last year. Income tax was composed of current income tax expense totaling $132,000 for the three months ended March 31, 2013 compared to a current income tax expense of $28,000 for the three months ended March 31, 2012. Deferred tax benefit totaled $751,000 for 2013 and $3,000 for 2012. A higher frequency of claims from cat events and non-catastrophe wind and hail losses and LAE in the P&C segment during the first quarter was the primary contributor to the 2013 tax benefit.

Net income (loss):
The Company ended the first three months of 2013 with a year to date net loss of $409,000 compared to net income of $531,000 for the same period last year. As mentioned previously, the primary reasons for the net loss in 2013 compared to net income in 2012 were an 86.9% decrease in net realized investment gains and a 21.7% increase in claims. Realized investment gains were down due to a reduction in sales in the current year compared to the same period last year. In addition, claims were up $1,706,000 primarily due to an increase in P&C segment losses and LAE incurred during the first quarter of 2013 from cat events and non-catastrophe wind and hail claims compared to the same period last year.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of March 31, 2013, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$581	$—	$581	0.76%
Maturity in 1-5 years	16,278	384	16,662	21.82%
Maturity in 5-10 years	24,896	109	25,005	32.75%
Maturity after 10 years	33,288	821	34,109	44.67%
	$75,043	$1,314	$76,357	100.00%
It should be noted that the above table represents maturities based on stated maturity. Due to call and prepayment features inherent in some debt securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, if the current pattern of sustained period of record low interest rates persist, our investment income will be negatively impacted. Currently, for every 100 basis point change in interest rates, the Company will incur a change in market price of the fixed income portfolio of approximately 4.5%.

At March 31, 2013, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $30,334,000, up $107,000 compared to $30,227,000 at December 31, 2012.  Components of the change in equity were a net loss of $409,000, net unrealized gain on investments of $526,000, a net unrealized gain of $52,000 related to interest rate swaps and cash dividends paid totaling $62,000.

The Company has $25,639,000 of long-term debt outstanding. Included in long-term debt held by the Company is the issuance of $9,279,000 in subordinated debentures completed on December 15, 2005. The proceeds from the debentures were used to make a $6,000,000 capital infusion in the P&C subsidiary National Security Fire and Casualty with the remainder to be held for general corporate purposes. The subordinated debentures mature December 15, 2035. Also included in long-term debt is the issuance of $3,093,000 in subordinated debentures completed June 21, 2007. The proceeds from the debentures were used to fund general corporate purposes, thereby reducing the amount of dividends to the Group paid by the P&C subsidiary National Security Fire & Casualty in 2007 and 2008, thereby helping to restore capital in the P&C subsidiary National Security Fire and Casualty to pre-hurricane levels. The second issue matures June 15, 2037 and may be redeemed following the fifth anniversary of issuance. Also included in long-term debt held by the Company is a line of credit in the amount of $4,000,000 obtained in September 2012. The line of credit is secured by timber property and had $3,934,000 drawn at March 31, 2013. In July 2012, the Company executed an installment note in the amount of $13,000,000 to finance the settlement obligation related to the Mobile Attic litigation. As of March 31, 2013, a total of $10,500,000 was outstanding including a current installment due in November of 2013 of $1,167,000 included in notes payable.

The Company has $1,292,000 in short-term notes payable and current portion of long-term debt. This debt includes a $125,000 outstanding balance on a $700,000 operating line of credit to allow flexibility with respect to cash management at the holding company level.  We had $575,000 available at March 31, 2013, under the operating credit line. Also included in short-term debt is the current amount due on long term notes payable of $1,167,000.

The Company, primarily through its insurance subsidiaries, had $2,725,000 in cash and cash equivalents at March 31, 2013, compared to $2,243,000 at March 31, 2012. Cash used in operations for the three months ended March 31, 2013 totaled $1,244,000, compared to cash used in the same period last year totaling $801,000.

At December 31, 2012, the Company had $6,779,000 in cash which was subsequently reduced by the purchase of available-for-sale securities, primarily fixed income investments. Net cash used in investing activities totaled $3,043,000 for the three months ended March 31, 2013, compared to $333,000 for the same period last year.

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

Our P&C segment, incurred $1,578,000 in losses from spring catastrophes during the first quarter of 2013 triggering current year underwriting losses in the P&C segment. These underwriting losses further reduced capital levels; and while capital levels remain adequate to operate our existing business, the subsidiary's ability to pay dividends upstream to the holding company in the near term has not improved.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 10, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2013 is limited to $1,034,000 in the life insurance subsidiary and $2,468,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with recent adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums.

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

•
We have incurred substantial losses from catastrophe events over the past seven years. These events have driven up catastrophe reinsurance cost and forced our catastrophe reinsurance deductible up from $2 million in 2005 to $4 million in our 2013 renewal. As our cat retention has increased, we have attempted to achieve higher margins in our insurance rate structure in order to compensate for the additional risk of the higher catastrophe reinsurance retention but with limited success due to regulatory constraints primarily because this additional retention was not a "hard dollar" cost in our rate structure. So, since we were limited in our ability to increase margins for this additional retained risk and due to the capital erosion incurred in 2011, in the second quarter of 2012, we placed additional reinsurance cover in the form of reinsurance premium protection (RPP). The RPP cover will serve to reduce our risk from a major catastrophe and strengthen our capital position. The effect of adding this additional RPP cover is to reduce our modeled 100 year event net cost (net of reinsurance recoveries) from approximately $9 million (pretax) to an estimated $4.5 million (pretax). A 100 year event is defined as an event that has approximately a 1% probability of occurring in a given year. This additional cover added $350,000 to our cat reinsurance cost in the first quarter of 2013.

As disclosed in Note 14 to the condensed consolidated financial statements regarding contingencies, the Company reached settlement in litigation related to its divestiture of Mobile Attic, Inc. in June 2012. Under the terms of the settlement agreement, the Company will pay a total of $13 million to the plaintiff. In order to manage the liquidity constraints, the settlement will be in the form of an interest-bearing note with amounts to be paid over nine years with the ability to defer payments in years in which the Company's P&C subsidiaries incur substantial catastrophe losses thus allowing capital management flexibility in the P&C subsidiaries. Under the terms of the agreement, the annual debt service on the note cannot be less than the dividends paid to our shareholders in the last twelve months. The Company made an initial payment of $2,500,000 in September 2012. The remaining principal will be repaid in nine annual installments of $1,167,000. Accrued and unpaid interest shall be payable with each installment of principal based on the prime rate published in the Wall Street Journal plus 1%.

Cash to fund the litigation settlement will come from three primary sources. First, the Company owns 3,000 acres of timber property with a carrying value of approximately $1.4 million and an estimated fair market value of $5 million. As previously discussed, this property was used as collateral to obtain a $4,000,000 operating line of credit through a regional bank to aid in restoring short-term liquidity and allow flexibility in managing holding company liquidity. Ultimately, the Company will seek to sell the property or use the proceeds from timber sales on the property to retire the debt. Second, the holding Company has significant deferred tax assets associated with a net operating loss (NOL) carryforward generated by a combination of this settlement and defense costs incurred over the prior two years. This NOL carryforward will generate tax benefits that will offset a portion of future tax liabilities of the P&C insurance subsidiaries in our consolidated tax returns. It is expected that this NOL carryforward will generate approximately $5 million in tax benefits over the term of the settlement. Finally, dividends and management fees paid by the insurance subsidiaries will provide an additional source of proceeds to pay this obligation. Although not a preferred source of flexibility, the Company can also defer interest payments on the trust preferred securities to provide additional operating cash flow. In the event that the Company elects to defer interest payments, shareholder dividends will be suspended until interest payments are current.

Except as discussed above, the Company is unaware of any known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations.  Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

The Company maintains an unsecured operating line of credit, with a $700,000 limit, to allow flexibility with respect to cash management at the holding company level. The outstanding balance at March 31, 2013 was $125,000. The Company obtained a $4,000,000 secured line of credit in September 2012 to provide additional operating flexibility to the holding company. The outstanding balance at March 31, 2013 was $3,934,000.

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

The Company’s primary objectives in managing its investment portfolio are to maximize investment income and total investment returns while minimizing overall credit risk.  Investment strategies are developed based on many factors including changes in interest rates, overall market conditions, underwriting results, regulatory requirements, and tax position.  Investment decisions are made by management and reviewed by the Board of Directors.  Market risk represents the potential for loss due to adverse changes in fair value of securities.  The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk.  The primary risk related to the Company’s equity portfolio is equity price risk.  The Company has not incurred material losses in its investment portfolio in the three months ended March 31, 2013 related to interest rate changes, defaults on certain securities and changes in value of equity investments.  Changes are discussed in detail under Item 2 of this Form 10-Q.   For further information regarding market risk, reference is made to the Company’s Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.   Legal Proceedings
Please refer to Note 14 to the condensed consolidated financial statements included herein, and the 2012 Annual Report filed on Form 10-K.

Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the Company’s annual report for 2012 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.  Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended March 31, 2013

Date of Report	Date Filed	Description

January 22, 2013	January 22, 2013	Press release, dated January 22, 2013, issued by The National Security Group, Inc.

March 21, 2013	March 21, 2013	Press release, dated March 21, 2013 issued by The National Security Group, Inc.

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

Date: May 15, 2013