Form 10-Q
period 2013-06-30
NATIONAL SECURITY GROUP INC
filed 2013-08-15
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2013
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

As of August 14, 2013, there were 2,494,480 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30, 2013	December 31, 2012
ASSETS	(UNAUDITED)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2013 - $1,199; 2012 - $1,609)	$1,137	$1,502
Fixed maturities available-for-sale, at estimated fair value (cost: 2013 - $74,575; 2012 -$71,678)	76,360	76,294
Equity securities available-for-sale, at estimated fair value (cost: 2013 - $2,466; 2012 - $3,191)	4,275	5,132
Trading securities	19	40
Mortgage loans on real estate, at cost	379	383
Investment real estate, at book value	5,550	5,757
Policy loans	1,359	1,317
Company owned life insurance	5,783	5,931
Other invested assets	3,650	3,777
Total Investments	98,512	100,133
Cash	3,841	6,779
Accrued investment income	812	788
Policy receivables and agents' balances, net	11,290	9,006
Reinsurance recoverable	1,533	1,541
Deferred policy acquisition costs	9,044	9,097
Property and equipment, net	2,258	2,392
Deferred income tax asset	6,465	4,997
Other assets	1,161	983
Total Assets	$134,916	$135,716

LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$9,738	$11,214
Accident and health benefit and loss reserves	2,361	2,341
Life and annuity benefit and loss reserves	30,044	30,041
Unearned premiums	28,187	25,777
Policy and contract claims	716	995
Other policyholder funds	1,422	1,417
Short-term notes payable and current portion of long-term debt	1,367	1,292
Long-term debt	25,639	25,339
Accrued income taxes	416	296
Other liabilities	5,745	6,777
Total Liabilities	105,635	105,489
Contingencies
Shareholders' equity
Common stock	2,494	2,467
Additional paid-in capital	5,147	4,951
Accumulated other comprehensive income	1,723	3,325
Retained earnings	19,917	19,484
Total Shareholders' Equity	29,281	30,227
Total Liabilities and Shareholders' Equity	$134,916	$135,716

The Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
REVENUES
Net premiums earned	$13,038	$12,533	$25,972	$26,029
Net investment income	728	1,066	1,812	2,201
Net realized investment gains	1,030	865	1,057	1,071
Other income	145	193	317	390
Total Revenues	14,941	14,657	29,158	29,691
EXPENSES
Policyholder benefits and settlement expenses	8,260	7,976	17,811	15,821
Amortization of deferred policy acquisition costs	923	915	1,865	1,731
Commissions	1,486	2,018	3,468	3,974
General and administrative expenses	2,201	1,835	4,043	4,323
Litigation settlement and defense costs	—	12,670	—	13,259
Taxes, licenses and fees	474	438	960	930
Interest expense	435	288	877	580
Total Expenses	13,779	26,140	29,024	40,618

Income (Loss) Before Income Taxes	1,162	(11,483)	134	(10,927)

INCOME TAX EXPENSE (BENEFIT)
Current	88	145	220	173
Deferred	109	(4,322)	(642)	(4,325)
	197	(4,177)	(422)	(4,152)

Net Income (Loss)	$965	$(7,306)	$556	$(6,775)

INCOME (LOSS) PER COMMON SHARE	$0.39	$(2.96)	$0.23	$(2.75)

DIVIDENDS DECLARED PER SHARE	$0.025	$0.10	$0.05	$0.20

The Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income (loss)	$965	$(7,306)	$556	$(6,775)

Other comprehensive loss, net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $698 and $704 for the six months ended 2013 and 2012, respectively and $680 and $568 for the three months ended 2013 and 2012, respectively	(2,482)	(201)	(1,956)	76
Unrealized gain (loss) on interest rate swap	302	(244)	354	(159)

Other comprehensive loss, net of tax	(2,180)	(445)	(1,602)	(83)

Comprehensive loss	$(1,215)	$(7,751)	$(1,046)	$(6,858)

The Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Six months ended June 30, 2013 (In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2012	$30,227	$19,484	$3,325	$2,467	$4,951

Net income for the six months ended June 30, 2013	556	556

Other comprehensive loss (net of tax)	(1,602)		(1,602)

Common stock issued	27			27

Additional paid-in capital	196				196

Cash dividends	(123)	(123)

Balance at June 30, 2013 (UNAUDITED):	$29,281	$19,917	$1,723	$2,494	$5,147

The Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Six months ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$556	$(6,775)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	398	286
Increase in cash surrender value of company owned life insurance	148	(171)
Net realized gains on investments	(1,057)	(1,071)
Deferred income taxes	(642)	(4,325)
Amortization of deferred policy acquisition costs	1,865	1,731
Changes in assets and liabilities:
Change in accrued investment income	(24)	(70)
Change in reinsurance recoverable	8	818
Policy acquisition costs deferred	(1,812)	(1,876)
Change in accrued income taxes/recoverable	120	173
Change in net policy liabilities and claims	(1,614)	(1,376)
Change in other assets/liabilities, net	(587)	(345)
Change in litigation settlement	—	13,000
Other, net	233	18
Net cash provided by (used in) operating activities	(2,408)	17
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(9,619)	(15,195)
Trading securities and short-term investments	—	(40)
Real estate held for investment	—	(32)
Property and equipment	(67)	(161)
Proceeds from sale or maturities of:
Held-to-maturity securities	364	994
Available-for-sale securities	8,319	17,572
Trading securities and short-term investments	—	83
Real estate held for investment	207	—
Property and equipment	6	6
Other invested assets, net	3	41
Net cash provided by (used in) investing activities	(787)	3,268
Cash Flows from Financing Activities
Change in other policyholder funds	5	21
Increase in long-term debt	300	—
Change in short-term notes payable	75	140
Dividends paid	(123)	(494)
Net cash provided by (used in) financing activities	257	(333)
Net change in cash and cash equivalents	(2,938)	2,952
Cash and cash equivalents, beginning of year	6,779	3,393
Cash and cash equivalents, end of period	$3,841	$6,345
The Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega). In the opinion of Management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at June 30, 2013, and the results of operations, cash flows and changes in shareholders’ equity for the interim periods ended June 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States. All significant intercompany transactions and accounts have been eliminated.  The condensed consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2012. Financial statements and notes to condensed consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2012 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three-month and six-month period ended June 30, 2013 are not necessarily indicative of future results.

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

NSFC is licensed in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia. In addition, NSFC operates on a surplus lines basis in Louisiana, Missouri, and Texas. NSFC operates in various property and casualty lines, the most significant of which are: dwelling property fire and extended coverage, homeowners and mobile homeowners.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other investments consist primarily of investments in notes and equity investments in limited liability companies. The Company has no influence or control over the operating or financial policies of the investee limited liability companies, and consequently, these investments are accounted for using the cost method.

The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000. The Company's original investment in company owned life insurance was $5,000,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at June 30, 2013 and December 31, 2012 was $5,783,000 and $5,931,000, respectively. Changes in cash surrender values are included in investment income in the current period. The change in surrender value included in earnings for the three-month periods ended June 30, 2013 and 2012 was a decline of $198,000 and an increase of $54,000, respectively. The change in surrender value included in earnings for the six-month periods ended June 30, 2013 and 2012 was a decline of $148,000 and an increase of $171,000, respectively. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy. There were no proceeds received from the COLI during 2013 or 2012.

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,467,062 in 2013 and 2,466,600 in 2012.

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

Advertising
The Company expenses advertising costs as incurred. Advertising costs charged to expense were $31,000 for the three months ended June 30, 2013 ($28,000 for the three months ended June 30, 2012). Advertising costs charged to expense were $84,000 for the six months ended June 30, 2013 ($61,000 for the six months ended June 30, 2012). Advertising cost consists primarily of agent convention expense and print media.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts. Through December 31, 2012, these balances were insured by the FDIC with no balance limits. On January 1, 2013, $250,000 per account balance limits were reinstated. At June 30, 2013, the net amount exceeding FDIC insured limits was $2,347,000 at one financial institution. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of the financial institution on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At June 30, 2013, the single largest balance due from one agent totaled $1,485,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At June 30, 2013 and December 31, 2012, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At June 30, 2013, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

Recently Adopted Accounting Standards

Disclosures about Offsetting Assets and Liabilities for Financial Instruments and Derivative Instruments
In December 2011, the FASB issued guidance requiring expanded disclosures, including both gross and net information, for financial instruments and derivative instruments that are either offset in the reporting entity's financial statements or those that are subject to an enforceable master netting arrangement or similar agreement.  The Company adopted the new guidance on January 1, 2013 and applied it retrospectively.  The guidance impacts disclosures only and will have no impact on the Company's results of operations or financial position. The Company does not have any derivative instruments subject to master netting arrangements at June 30, 2013.

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

Intangibles-Goodwill and Other
In July 2012, the FASB issued guidance related to impairment of indefinite-lived intangible assets other than goodwill. The new guidance allows an entity to first make a qualitative assessment of whether it is more likely than not that the

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. An entity is required to perform the quantitative test only if it determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company adopted this guidance January 1, 2013. No interim testing was required as of June 30, 2013, and we do not expect a material effect on results of operations or financial position following annual testing.

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

In December 2005, the Company formed National Security Capital Trust I, a statutory trust created under the Delaware Statutory Trust Act, for the sole purpose of issuing, in private placement transactions, $9,000,000 of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $9,279,000 of variable rate subordinated debentures issued by the Company. The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust. The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures. The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $9,005,000. The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE's. The Trust is not consolidated because the Company is not the primary beneficiary of the trust. The Subordinated Debentures, disclosed in Note 7, are reported in the accompanying Consolidated Balance Sheets as a component of long-term debt. The Company's equity investments in the Trust total $279,000 and are included in Other Assets in the accompanying condensed consolidated balance sheets.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of June 30, 2013 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$34,281	$1,704	$417	$35,568
Trust preferred securities	538	6	—	544
Mortgage backed securities	8,765	94	318	8,541
Private label mortgage backed securities	6,206	180	10	6,376
Obligations of states and political subdivisions	16,908	742	128	17,522
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	7,877	159	227	7,809
Total fixed maturities	74,575	2,885	1,100	76,360
Equity securities	2,466	2,238	429	4,275
Total	$77,041	$5,123	$1,529	$80,635

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of June 30, 2013 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$870	$53	$—	$923
Obligations of states and political subdivisions	145	1	—	146
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	122	8	—	130
Total	$1,137	$62	$—	$1,199

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2012 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$31,387	$2,430	$80	$33,737
Trust preferred securities	537	50	—	587
Mortgage backed securities	8,595	175	85	8,685
Private label mortgage backed securities	7,679	294	9	7,964
Obligations of states and political subdivisions	16,160	1,359	3	17,516
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	7,320	487	2	7,805
Total fixed maturities	71,678	4,795	179	76,294
Equity securities	3,191	2,398	457	5,132
Total	$74,869	$7,193	$636	$81,426

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2012 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,194	$91	$—	$1,285
Obligations of states and political subdivisions	145	2	—	147
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	163	14	—	177
Total	$1,502	$107	$—	$1,609

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and aggregate fair value of debt securities at June 30, 2013, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,695	$1,737
Due after one year through five years	14,867	15,990
Due after five years through ten years	24,381	24,823
Due after ten years	33,632	33,810
Total	$74,575	$76,360

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	445	465
Due after five years through ten years	27	28
Due after ten years	665	706
Total	$1,137	$1,199

A summary of securities available-for-sale with unrealized losses as of June 30, 2013, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$10,246	$380	$974	$37	$11,220	$417	25
Mortgage backed securities	4,608	287	856	31	5,464	318	16
Private label mortgage backed securities	498	10	—	—	498	10	3
Obligations of state and political subdivisions	2,824	113	342	15	3,166	128	9
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	3,925	178	449	49	4,374	227	8
Equity securities	—	—	857	429	857	429	1
	$22,101	$968	$3,478	$561	$25,579	$1,529	62

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

There were no securities held-to-maturity with unrealized losses as of June 30, 2013 and December 31, 2012.

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

For the six months ended June 30, 2013, the Company realized no additional other-than-temporary impairments. The single largest accumulated loss not realized as an impairment was in the equity portfolio and totaled $429,000.  The second largest loss position was in the bond portfolio and totaled $56,000.  The third largest loss position was in the bond portfolio and totaled $52,000.

For the year ended December 31, 2012, the Company realized $87,000 in other-than-temporary impairments. The single largest accumulated loss not realized as an impairment was in the equity portfolio and totaled $457,000.  The second largest loss position was in the bond portfolio and totaled $39,000.  The third largest loss position was in the bond portfolio and totaled $27,000.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed maturities	$815	$879	$1,640	$1,762
Equity securities	45	54	73	112
Mortgage loans on real estate	6	8	13	13
Investment real estate	41	11	81	22
Policy loans	26	21	50	46
Company owned life insurance change in surrender value	(198)	54	(148)	171
Other, principally short-term investments	50	89	208	177
	785	1,116	1,917	2,303
Less: Investment expenses	57	50	105	102
Net investment income	$728	$1,066	$1,812	$2,201
Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed maturities	$102	$55	$127	$128
Equity securities	928	734	928	734
Trading securities	—	—	—	2
Other, principally real estate	—	76	2	207
Other-than-temporary impairments	—	—	—	—
Net realized investment gains	$1,030	$865	$1,057	$1,071

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	June 30, 2013	December 31, 2012
	(UNAUDITED)
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$(2,963)	$(153)
Deferred income tax	1,007	52
Net change in unrealized appreciation on available-for-sale securities	$(1,956)	$(101)

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 are summarized in the following table by the type of inputs applicable to the fair value measurements (unaudited) (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$35,568	$—	$35,568	$—
Trust preferred securities	544	—	544	—
Mortgage backed securities	8,541	—	8,541	—
Private label mortgage backed securities	6,376	—	6,376	—
Obligations of states and political subdivisions	17,522	—	17,522	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	7,809	7,809	—	—
Trading securities	19	19	—	—
Equity securities available-for-sale	4,275	3,418	—	857
Total Financial Assets	$80,654	$11,246	$68,551	$857
Financial Liabilities
Interest rate swap	$984	$—	$—	$984
Total Financial Liabilities	$984	$—	$—	$984

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
Trading securities — Trading securities consist primarily of mutual funds whose fair values are determined consistent with similar instruments described above under “Fixed Maturities” and below under “Equity Securities.”
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
As of June 30, 2013, Level 3 fair value measurements of assets include $857,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of June 30, 2013, Level 3 fair value measurements of liabilities include $984,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 (in thousands):

For the six months ended June 30, 2013 (unaudited)	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$829	$(1,521)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	28	537
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$857	$(984)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of June 30, 2013:	$—	$—

For the six months ended June 30, 2013, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amount and estimate fair value of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013		December 31, 2012
	(UNAUDITED)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$379	$379	$383	$383
Policy loans	1,359	1,359	1,317	1,317
Company owned life insurance	5,783	5,783	5,931	5,931
Other invested assets	3,650	3,650	3,777	3,777

Liabilities and related instruments
Other policyholder funds	1,422	1,422	1,417	1,417
Short-term notes payable and current portion of long-term debt	1,367	1,367	1,292	1,292
Long-term debt	25,639	25,639	25,339	25,339

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
	(UNAUDITED)
Building and improvements	$3,185	$3,185
Electronic data processing equipment	1,832	1,814
Furniture and fixtures	904	912
	5,921	5,911
Less accumulated depreciation	3,663	3,519
	$2,258	$2,392

Depreciation expense for the six months ended June 30, 2013 was $201,000 ($433,000 for the year ended December 31, 2012).

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company has not incurred any income tax related interest and penalties during the six-month period ended June 30, 2013 and incurred no income tax related interest and penalties during 2012. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2009. Tax returns have been filed through the year 2011. Extensions have been filed for 2012.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $6,465,000 at June 30, 2013 and $4,997,000 at December 31, 2012.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
	(UNAUDITED)
General expenses	$1,293	$1,211
Unearned premiums	1,915	1,751
Claims liabilities	440	243
Litigation settlement	3,570	3,570
AMT credit	246	246
NOL carryforward	2,873	2,711
Other-than-temporary impairments on securities owned	164	164
Unrealized loss on interest rate swaps	335	518
Deferred tax assets	10,836	10,414

Trading securities	—	(1)
Depreciation	(77)	(94)
Deferred policy acquisition costs	(3,074)	(3,093)
Unrealized gains on securities available-for-sale	(1,220)	(2,229)
Deferred tax liabilities	(4,371)	(5,417)

Net deferred tax asset	$6,465	$4,997

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Six months ended June 30,
	2013	2012
	(UNAUDITED)
Deferred policy acquisition costs	$(19)	$49
Other-than-temporary impairments	—	27
Trading securities	(1)	—
Unearned premiums	(164)	(113)
General expenses	(82)	(61)
Depreciation	(17)	(24)
Claim liabilities	(197)	22
Litigation settlement	—	(3,995)
NOL carryforward	(162)	(230)

Deferred income tax benefit	$(642)	$(4,325)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total income tax (benefit) expense varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Six months ended June 30,
	2013	2012
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	(48.2)%	0.8%
Company owned life insurance	37.7%	0.5%
Small life deduction	(197.3)%	2.1%
Life reserve tax adjustment	(147.4)%	—%
Other, net	6.2%	0.6%

Effective federal income tax rate	(315.0)%	38.0%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of June 30, 2013 and December 31, 2012:

	(Dollars in thousands)
	2013	2012
	(UNAUDITED)
Line of credit with variable interest rate equal to the Wall Street Journal (WSJ) prime rate, subject to a 5.0% floor; maturity January 2014. Interest payments due quarterly. Unsecured.	$200	$125
Current portion of installment note payable due November 2013 with variable interest rate equal to the WSJ prime rate plus 1%; Unsecured	1,167	1,167
	$1,367	$1,292

Long-term debt consisted of the following as of June 30, 2013 and December 31, 2012:

	(Dollars in thousands)
	2013	2012
	(UNAUDITED)
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	$3,934	$3,634

Long term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long term portion due November 2014. Unsecured.	9,333	9,333

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,279	9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$25,639	$25,339

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

The swaps entered into in 2009 and 2010 have fair values of $317,000 (liability) and $667,000 (liability), respectively, for a total liability of $984,000 at June 30, 2013 ($1,521,000 at December 31, 2012).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation gain of $354,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation loss of $214,000 was included in accumulated other comprehensive income related to the swap at December 31, 2012.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  The Company has securities on deposit with fair market values of $1,474,000 (all of which is posted as collateral). At December 31, 2012, the Company had securities on deposit with fair market values of $1,557,000, all of which is posted as collateral. See Note 4 for additional information about the interest rate swaps.

In January 2013, the Company renewed an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  As of June 30, 2013, $200,000 was drawn on this line ($125,000 at December 31, 2012).

In July 2012, the Company executed a promissory note in the amount of $13,000,000 payable to the Bagley Family Revocable Trust with an interest rate of WSJ prime plus 1% (4.25% at June 30, 2013 and December 31, 2012). The purpose of this promissory note is to finance the settlement obligation related to the Mobile Attic litigation. As of June 30, 2013 and December 31, 2012, a total of $10,500,000 was outstanding with principal payments due in equal annual installments of $1,167,000 payable each November beginning in 2013. Installment payments due within 12 months of the balance sheet date are classified as current portion of long term debt. The promissory note allows for the Company to defer payments in years in which its P&C subsidiaries incur substantial catastrophe losses thus allowing capital management flexibility in the P&C subsidiaries. Under the terms of the promissory note, annual debt service payments on the note must equal or exceed any payment of dividends to shareholders in the preceding twelve months.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In September 2012, the Company obtained a secured line of credit in the amount of $4,000,000 with an interest rate equal to the WSJ prime (4.5% at December 31, 2012) and subject to a 4.5% floor. As of June 30, 2013, $3,934,000 was drawn on this line ($3,634,000 at December 31, 2012) . The line of credit is secured by timber property investments of the Company.

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

Under the catastrophe reinsurance program, the Company retains the first $4,000,000 in losses from each catastrophe event.  Reinsurance coverage is maintained in four layers as follows:

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

At June 30, 2013, the largest reinsurance recoverable of a single reinsurer was $133,000 ($295,000 at December 31, 2012). Amounts reported as ceded incurred losses in both 2013 and 2012 were related to the development of losses from prior year catastrophes.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect of reinsurance on premiums written and earned in the property and casualty segment is as follows (dollars in thousands):

	Three months ended June 30, 2013		Three months ended June 30, 2012
	Written	Earned	Written	Earned

Direct	$15,619	$13,568	$15,325	$13,210
Assumed	—	—	—	—
Ceded	(2,188)	(2,192)	(2,416)	(2,396)
Net	$13,431	$11,376	$12,909	$10,814

	Six months ended June 30, 2013		Six months ended June 30, 2012
	Written	Earned	Written	Earned

Direct	$29,099	$26,895	$28,291	$26,617
Assumed	—	—	—	—
Ceded	(4,320)	(4,331)	(4,071)	(4,059)
Net	$24,779	$22,564	$24,220	$22,558

The effect of reinsurance on premiums written and earned in the life segment is as follows (dollars in thousands):

	Three months ended June 30, 2013		Three months ended June 30, 2012
	Written	Earned	Written	Earned

Direct	$1,621	$1,673	$1,718	$1,734
Assumed	—	—	—	—
Ceded	(11)	(11)	(15)	(15)
Net	$1,610	$1,662	$1,703	$1,719

	Six months ended June 30, 2013		Six months ended June 30, 2012
	Written	Earned	Written	Earned

Direct	$3,283	$3,438	$3,412	$3,506
Assumed	—	—	—	—
Ceded	(30)	(30)	(35)	(35)
Net	$3,253	$3,408	$3,377	$3,471

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the three months ended June 30, 2013 and 2012 amounted to $49,000 and $52,000, respectively. Company matching contributions for the six months ended June 30, 2013 and 2012 amounted to $97,000 and $102,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options.

The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited of the non-qualified deferred compensation plans for the three months ended June 30, 2013 and 2012 amounted to approximately $37,000 and $4,000, respectively. Costs for amounts credited of the non-qualified deferred compensation plans for the six months ended June 30, 2013 and 2012 amounted to approximately $113,000 and $87,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. The Company incurred $50,000 in costs related to the ESOP during the first six months of 2013. No costs were incurred during the first six months of 2012 related to the ESOP.

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

At June 30, 2013, securities with market values of $3,583,000 ($3,785,000 at December 31, 2012) were deposited with various states pursuant to statutory requirements.

NOTE 11 – SHAREHOLDERS' EQUITY

During the six months ended June 30, 2013, and year ended December 31, 2012, changes in shareholders' equity consisted of a net income of $556,000 and net loss of $6,671,000, respectively; dividends paid of $123,000 in 2013 and $802,000 in 2012; changes in accumulated other comprehensive loss, net of applicable taxes, of $1,602,000 in 2013 and $315,000 in 2012.  Other comprehensive loss consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Common Stock
The holders of the Class A Common Stock will have one-twentieth of one vote per share, and the holders of the common stock will have one vote per share. There is currently no Class A Common Stock issued or outstanding.

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

The table below provides information regarding the Company's preferred and common stock as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,494,480	2,494,480	3,000,000	2,466,600	2,466,600

On June 28, 2013, 27,880 shares of common stock were issued to directors as compensation under the 2009 Equity Incentive Plan previously approved by shareholders.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2013, net of income taxes, are as follows (dollars in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(1,003)	$4,328	$3,325
Other comprehensive income before reclassifications	354	(1,597)	(1,243)

Amounts reclassified from accumulated other comprehensive income	—	(359)	(359)

Net current period other comprehensive income	354	(1,956)	(1,602)

Ending balance	$(649)	$2,372	$1,723

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the amounts reclassified out of AOCI for the six months ended June 30, 2013 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$1,057	Net realized investment gains
	1,057	Total before tax

	(359)	Tax (expense) or benefit
	$698	Net of Tax

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

Premium revenues and operating income by industry segment for the three and six months ended June 30, 2013 and 2012 are summarized below (dollars in thousands):

Three months ended June 30, 2013	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$13,038	$11,376	$1,662	$—
Net investment income	728	219	490	19
Net realized investment gains	1,030	1,028	2	—
Other income	145	145	—	—
	14,941	12,768	2,154	19
BENEFITS AND EXPENSES
Policyholder benefits paid	8,260	7,076	1,184	—
Amortization of deferred policy acquisition costs	923	638	285	—
Commissions	1,486	1,396	90	—
General and administrative expenses	2,201	1,363	549	289
Taxes, licenses and fees	474	423	51	—
Interest expense	435	—	17	418
	13,779	10,896	2,176	707
Income (Loss) Before Income Taxes	$1,162	$1,872	$(22)	$(688)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended June 30, 2012	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$12,533	$10,814	$1,719	$—
Net investment income	1,066	529	520	17
Net realized investment gains	865	75	790	—
Other income	193	192	1	—
	14,657	11,610	3,030	17
BENEFITS AND EXPENSES
Policyholder benefits paid	7,976	6,763	1,213	—
Amortization of deferred policy acquisition costs	915	686	229	—
Commissions	2,018	1,908	110	—
General and administrative expenses	1,835	1,111	644	80
Litigation settlement and defense costs	12,670	—	—	12,670
Taxes, licenses and fees	438	385	53	—
Interest expense	288	—	35	253
	26,140	10,853	2,284	13,003
Income (Loss) Before Income Taxes	$(11,483)	$757	$746	$(12,986)

Six months ended June 30, 2013	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$25,972	$22,564	$3,408	$—
Net investment income	1,812	696	1,078	38
Net realized investment gains	1,057	1,030	27	—
Other income	317	315	2	—
	29,158	24,605	4,515	38
BENEFITS AND EXPENSES
Policyholder benefits paid	17,811	15,629	2,182	—
Amortization of deferred policy acquisition costs	1,865	1,299	566	—
Commissions	3,468	3,282	186	—
General and administrative expenses	4,043	2,608	990	445
Taxes, licenses and fees	960	835	125	—
Interest expense	877	—	38	839
	29,024	23,653	4,087	1,284
Income (Loss) Before Income Taxes	$134	$952	$428	$(1,246)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six months ended June 30, 2012	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$26,029	$22,558	$3,471	$—
Net investment income	2,201	1,140	1,028	33
Net realized investment gains	1,071	207	862	2
Other income	390	388	2	—
	29,691	24,293	5,363	35
BENEFITS AND EXPENSES
Policyholder benefits paid	15,821	13,176	2,645	—
Amortization of deferred policy acquisition costs	1,731	1,403	328	—
Commissions	3,974	3,735	239	—
General and administrative expenses	4,323	2,940	1,092	291
Litigation settlement and defense costs	13,259	—	—	13,259
Taxes, licenses and fees	930	815	115	—
Interest expense	580	—	37	543
	40,618	22,069	4,456	14,093
Income (Loss) Before Income Taxes	$(10,927)	$2,224	$907	$(14,058)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2013 and 2012, respectively:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Life, accident and health operations premiums written:
Traditional life insurance	$1,184	$1,263	$2,402	$2,493
Accident and health insurance	437	455	881	919
Total life, accident and health	1,621	1,718	3,283	3,412
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	8,406	7,825	15,965	14,752
Homeowners (Including mobile homeowners)	6,756	6,745	12,177	12,232
Ocean marine	(17)	363	75	447
Other liability	474	409	882	766
Private passenger auto liability	—	(12)	—	57
Commercial auto liability	—	—	—	6
Auto physical damage	—	(5)	—	31
Total property and casualty	15,619	15,325	29,099	28,291
Gross premiums written	17,240	17,043	32,382	31,703
Reinsurance premium ceded	(2,199)	(2,431)	(4,350)	(4,106)
Net premiums written	$15,041	$14,612	$28,032	$27,597

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2013 and 2012, respectively:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Life, accident and health operations premiums earned:
Traditional life insurance	$1,240	$1,285	$2,556	$2,593
Accident and health insurance	433	449	882	913
Total life, accident and health	1,673	1,734	3,438	3,506
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	7,256	6,665	14,274	13,212
Homeowners (Including mobile homeowners)	5,652	5,790	11,333	11,694
Ocean marine	269	275	524	543
Other liability	391	343	764	683
Private passenger auto liability	—	93	—	328
Commercial auto liability	—	—	—	6
Auto physical damage	—	44	—	151
Total property and casualty	13,568	13,210	26,895	26,617
Gross premiums earned	15,241	14,944	30,333	30,123
Reinsurance premium ceded	(2,203)	(2,411)	(4,361)	(4,094)
Net premiums earned	$13,038	$12,533	$25,972	$26,029

NOTE 14 – CONTINGENCIES

The Company and its subsidiaries continue to be named individually as parties to litigation related to the conduct of their insurance operations.  These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Company's subsidiaries, and miscellaneous other causes of action.

The Company's property & casualty subsidiaries are defending a limited number of matters filed in the aftermath of Hurricanes Katrina in Mississippi, Louisiana and Alabama as well as Gustav and Ike in Texas.  These actions include individual lawsuits with allegations of underpayment of hurricane-related claims.

The various suits seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.  The Company has reserves set up on litigated claims and the reserves are included in benefit and loss reserves.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2013 was $649,000 ($589,000 in 2012). Cash paid for income taxes during the six months ended June 30, 2013 was $100,000. There were no cash payments for income taxes in the six months of 2012.

During the six months ended June 30, 2013 non-cash changes in equity included $27,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $196,000 increase in additional paid in capital.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The National Security Group, Inc. as of June 30, 2013, and the related condensed consolidated statements of income (loss) and comprehensive income (loss) for the three-months and six-months ended June 30, 2013 and 2012, the condensed consolidated statement of shareholders' equity for the six-months ended June 30, 2013 and the condensed consolidated statements of cash flows for the six-months ended June 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2012, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Birmingham, Alabama
August 14, 2013

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of June 30, 2013, compared with December 31, 2012 and its results of operations for the three-month and six-month periods ending June 30, 2013 and its cash flows for the six-month period ended June 30, 2013, all compared with the same periods last year along with its statements of shareholders' equity as of June 30, 2013. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
The reader is assumed to have access to the Company’s 2012 Annual Report.  This discussion should be read in conjunction with the Annual Report and with the condensed consolidated financial information on pages 4 through 35 of this Form 10-Q.

Information in this discussion is presented in whole dollars rounded to the nearest thousand.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in eleven states with 49.9% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 86.9% of total insurance premium revenue for the first six months of 2013.  Revenue generated from the life segment accounted for 13.1% of total insurance premium revenue for the first six months of 2013.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947.  The premium revenue produced in NSIC from the traditional life products and accident and health products accounted for 9.8% and 3.4%, respectively, of total premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

The property and casualty segment consists of the consolidated operations of two subsidiaries, National Security Fire and Casualty Company and its wholly owned subsidiary, Omega One Insurance Company. There is no material product differentiation between the products underwritten by NSFC and Omega as both underwrite primarily dwelling personal lines coverage. The Property and Casualty segment has premium in-force in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Tennessee and Texas.

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

The property and casualty segment can be impacted by severe storm activity resulting in incurred losses and loss adjustment expenses primarily from tornado, wind and hail related damage. These storm systems or other natural disasters are classified as catastrophes (referred to as "cat events" or "catastrophe events" throughout the remainder of this document) by Property Claim Service (PCS) when these events cause $25 million or more in industry wide direct insured losses and affect a significant number of policyholders and insurers.

CONSOLIDATED RESULTS OF OPERATIONS

Summary:

For the three months ended June 30, 2013, the Company had net income of $965,000, $0.39 per share, compared to a net loss of $7,306,000, $2.96 per share, for the same period last year. The primary reason for the net income for the three-month period ended June 30, 2013 was $1,030,000 in capital gains resulting from the sale of securities in our common stock portfolio. The Company ended the current quarter with net income before taxes totaling $1,162,000 with the $1,030,000 in realized capital gains accounting for 88.6% of pre-tax income for the three months ended June 30, 2013. Second quarter 2013 results were negatively impacted by a higher frequency of springtime storms in the P&C segment compared to second quarter 2012 and adverse development associated with a late first quarter severe thunderstorm event. For the three months ended June 30, 2013, reported catastrophe claims were $1,327,000 higher compared to the same period last year.

The primary reason for the net loss during the three months ended June 30, 2012 was the increase in litigation settlement expenses. During the three months ended June 30, 2012, the Company settled longstanding litigation related to the Company's sale of an investment in Mobile Attic, Inc. The litigation was settled for $13,000,000 on June 18, 2012 and the June 30, 2012 condensed consolidated financial statements reflect the remaining charge for this settlement.

For the three months ended June 30, 2013, earned premium revenue was $13,038,000 compared to $12,533,000 for the three months ended June 30, 2012; a $505,000 or 4.0% increase. The growth in revenue for the three months ended June 30, 3013 compared to last year was due to growth in dwelling fire premium income in the P&C segment.

Claims for the three months ended June 30, 2013 were $8,260,000 compared to $7,976,000 for the same period last year. The P&C segment was negatively impacted during the three months ended June 30, 2013 by claim activity resulting from several storm systems which were classified as catastrophes by PCS. Catastrophe claims reported for the three months ended June 30, 2013 were $1,498,000 compared to $171,000 for the same period last year. The catastrophe claims reported during the second quarter of 2013 accounted for 18.1% of claims incurred during the quarter while catastrophe claims composed only 2.1% of incurred claims in the second quarter of 2012. Partially offsetting the increase in cat claims was a reduction in incurred but not reported (IBNR) reserves. This IBNR reserve release was primarily due to a re-evaluation of reserves associated with the discontinued auto line of business.

For the six months ended June 30, 2013, the Company had net income of $556,000, or $0.23 per share, compared to a net loss of $6,775,000, or $2.75 per share, for the same period last year. Realized capital gains was the primary contributor to year to date income in 2013. However, capital gains were offset by an increase in catastrophe losses in the P&C segment. Catastrophe losses reported, associated primarily with tornado, wind and hail events, in the first six months of 2013 totaled $3,076,000, compared to $651,000 for the same period in 2012, an increase of 373%. With regard to 2012, as discussed previously, charges totaling $13,259,000 related to the litigation settlement was the primary factor leading to the net loss in the prior year.

Year-to-date earned premium revenue was virtually unchanged at $25,972,000 for the six months ended June 30, 2013 compared to $26,029,000 for the same period last year; a decrease of 0.2%. Increases in dwelling fire premium revenue were offset by a reduction in premium revenue due to the discontinuation of all automobile lines of insurance which completed run-off in 2012.

Claims were $17,811,000 (68.6% of net premiums earned) for the six months ended June 30, 2013 compared to $15,821,000 (60.8% of net premiums earned) for the same period last year, a 12.6% increase. The primary reason for the increase in claims was the impact of catastrophe claims reported in the P&C segment in 2013 compared to the same period last year. Catastrophe claims reported during the first six months of 2013 totaled $3,076,000 compared to $651,000 during the first six months of 2012. Catastrophe 93, which impacted four of the states we write business, occurred in late March 2013 leading to reported losses totaling $2,335,000 or 75.9% of all catastrophe losses reported in the first six months of 2013.

Shareholders’ equity as of June 30, 2013 was $29,281,000 down $946,000 compared to $30,227,000 as of December 31, 2012. Book value per share decreased $0.51 per share for the period ended June 30, 2013 to $11.74 per share compared to $12.25 per share at December 31, 2012. The primary reason for the $0.51 decrease in book value per share was a decline in the value of fixed income securities caused by a significant shift in the US Treasury bond yield curve during the second quarter. Increasing interest rates allow us to increase the yield on our new investments but rising rates cause the value of current fixed income investment to decline. In the second quarter, we saw a significant shift in the five to ten year portion of the treasury yield curve, causing the value of our investment to fall. On April 1, 2013, the yield on five and ten year US Treasury Notes were 0.76% and 1.86%, respectively. By June 30, 2013, yields on five and ten year US Treasury Notes had risen to 1.41% and 2.52%, respectively. Longer term rates, beyond ten years, shifted in a similar pattern. This shift in the yield curve caused an increase in market interest rates across the board, particularly in intermediate and longer term bonds causing a decline in market value of many of our fixed income security holdings and consequently a reduction in the accumulated unrealized capital gain component of shareholders' equity.

Three months ended June 30, 2013 compared to three months ended June 30, 2012:

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,		Percent
	2013	2012	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$1,240	$1,285	(3.5)%
Accident and health insurance	433	449	(3.6)%
Total life, accident and health	1,673	1,734	(3.5)%

Property and Casualty operations:
Dwelling fire & extended coverage	7,256	6,665	8.9%
Homeowners (Including mobile homeowners)	5,652	5,790	(2.4)%
Ocean marine	269	275	(2.2)%
Other liability	391	343	14.0%
Private passenger auto liability	—	93	(100.0)%
Auto physical damage	—	44	(100.0)%
Total property and casualty	13,568	13,210	2.7%

Gross premiums earned	15,241	14,944	2.0%

Reinsurance premium ceded	(2,203)	(2,411)	(8.6)%

Net premiums earned	$13,038	$12,533	4.0%

Consolidated premium revenue was $13,038,000 for the three months ended June 30, 2013 compared to $12,533,000 for the same period last year; an increase of $505,000 or 4.0%. The P&C property programs were the primary source of the increase in earned premium for the current quarter compared to the same period last year. For the three months ended June 30, 2013, the P&C property programs had net earned premium revenue of $10,716,000 compared to $10,059,000 for the three months ended June 30, 2012. With the discontinuation of the automobile programs, management has put a primary focus on increasing premium and profitability in our core property programs. Increased marketing efforts combined with rate increases both contributed to the increase in net earned premium revenue in the P&C segment during the second quarter of 2013 compared to the same period last year.

Investment income:
For the three months ended June 30, 2013, investment income was $728,000 compared to $1,066,000 for the same period last year; a decrease of $338,000. The primary reason for the decrease was a $198,000 decline in cash value of our company owned life insurance (COLI). In addition, average invested assets in the first six months of 2013 were down compared to the same period last year further contributing to the decline in investment income for the quarter.

Realized investment gains and losses:
For the three months ended June 30, 2013, realized investment gains totaled $1,030,000 compared to $865,000 for the same period last year; an increase of $165,000.  Realized investment gains and losses in the life and P&C segments are primarily related to the sale of bonds and common stock investments. The increase in realized capital gains was primarily associated with the sale of common stocks in our investment portfolios during the second quarter of 2013 compared to the second quarter of 2012.

Other income:
Other income was $145,000 for the three-month period ended June 30, 2013 compared to $193,000 for the three-month period ended June 30, 2012; a decrease of 24.9%.  Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.  Due to the discontinuation of the automobile program, billing, payment and policy fees decreased $47,000 in the P&C segment and was the primary reason for the overall reduction in other income for the current year.

Policyholder benefits paid:
Policyholder benefits paid (claims) as a percent of net premiums earned were 63.4% for the three months ended June 30, 2013 compared to 63.6% for the three months ended June 30, 2012. Policyholder benefits for the three months ended June 30, 2013 were $8,260,000 compared to $7,976,000 for the same period last year; an increase of 3.6%. The $284,000 increase in claims was primarily associated with increases in losses and LAE incurred in the P&C segment. Incurred losses and LAE in the P&C segment were primarily due to an increase in incurred catastrophe losses.

The table below provides P&C segment reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and loss adjustment expenses (LAE) for the three months ended June 30, 2013 and 2012:

Three months ended June 30, 2013			Three months ended June 30, 2012
	Reported Losses & LAE	Claim Count		Reported Losses & LAE	Claim Count
Cat event			Cat event
Cat 14	$198,000	52	Cat 65	$28,000	3
Cat 15	146,000	44	Cat 67	118,000	52
Cat 91	6,000	2	Cat 69	3,000	1
Cat 92	13,000	5	Cat 71	10,000	1
Cat 93	1,074,000	361	Cat 72	7,000	5
Cat 95	27,000	6	Cat 73	5,000	1
Cat 99	34,000	9
	$1,498,000	479		$171,000	63

Non-cat wind & hail	$2,309,000	788	Non-cat wind & hail	$2,489,000	907

The P&C segment was impacted by four storm systems categorized as catastrophes during the three months ended June 30, 2013 and 2012. In addition, three cat events occurring during the first quarter of 2013 and two cat events occurring during the first quarter of 2012 had further development impacting the second quarter of each year. Claims reported during the second quarter of 2013 from the seven current year cat events totaled $1,498,000, resulted in 479 claims and added 13.2 percentage points to the second quarter 2013 P&C segment loss ratio. Claims reported during the second quarter of 2012 from the six cat events in the prior year totaled $171,000, resulted in 63 claims and added 1.6 percentage points to the second quarter 2012 P&C segment loss ratio. The primary reason for the increase for the three months ended June 30, 2013 compared to the same period last year was additional reported claims associated with Cat 93, which occurred in late March, and accounted for 71.7% of all reported claims from current year cat events. The average cost per claim for the three months ended June 30, 2013 and 2012, from cat events in each year, was $3,100 and $2,700, respectively. None of the catastrophe events occurring in the first six months of 2013 or 2012 exceeded our company retention under our catastrophe reinsurance agreement, therefore none of the losses are covered by reinsurance.

Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the three months ended June 30, 2013, policy acquisition costs were $2,409,000 compared to $2,933,000 for the same period last year. Policy acquisition costs were 18.5% of premium revenue for the second quarter of 2013 compared to 23.4% for the same period last year. A reduction in contingent commission accruals in the P&C segment was the primary reason for the $524,000 decrease in policy acquisition costs for the second quarter of 2013 compared to the same period last year.

General Expenses:
General expenses were up $366,000 for the three months ended June 30, 2013 at $2,201,000 compared to $1,835,000 for the same period last year. General expenses were 16.9% and 14.6% of earned premium for the three months ended June 30, 2013 and 2012, respectively. The primary source of the increase was from our P&C segment and our holding company. P&C segment general expenses were up $252,000 for the second quarter of 2013 compared to the second quarter of 2012 due to legal expense reduction in the prior year totaling $210,000. In addition, holding company general expenses were up $209,000 for the second quarter of 2013 due to a 2012 reduction in accrued directors fees under a non-qualified deferred compensation plan. The life segment general expense partially offset the increases mentioned above with a decrease of $95,000 for the three months ended June 30, 2013 compared to the same period last year.

Litigation settlement and defense costs:
Litigation settlement costs were $0 for the three months ended June 30, 2013 compared to $12,670,000 for the same period last year. This line items reflects cost associated with Mobile Attic litigation which was settled in 2012. The primary reason for the decrease was that during the second quarter of 2012, the Company settled longstanding litigation related to the Company's sale of Mobile Attic, Inc. For additional information regarding litigation settlement expenses, refer to the Company's 2012 Annual Report on Form 10-K.

Taxes, licenses and fees:
Taxes, licenses and fees for the three months ended June 30, 2013 and 2012 were comparable at $474,000 and $438,000, respectively.  Taxes, licenses and fees as a percentage of earned premiums were 3.6% for the three months ended June 30, 2013 and 3.5% for the same period last year.

Interest expense:
Interest expense was up $147,000 or 51.0% at $435,000 for the three months ended June 30, 2013 compared to $288,000 for the same period last year. The primary reason for the increase was the addition of $10.5 million in debt related to the Mobile Attic litigation settlement.

Income taxes:
For the three-month period ended June 30, 2013, income tax expense was $197,000 compared to income tax benefit of $4,177,000 for the same period last year. An increase in deferred tax assets in our life segment from deferred premium and small life insurance deduction during the three-month period ended June 30, 2013 was the primary contributor to the reduction in income tax expense below the 34% statutory rate. In contrast, the primary reason for the $4,177,000 income tax benefit for the same period last year was the litigation settlement discussed previously which generated significant net operating loss carryforwards.

Net income (loss):
For the three months ended June 30, 2013, the Company had net income of $965,000 compared to a net loss of $7,306,000 for the same period last year. As mentioned previously, the primary reason for the net income in the second quarter of 2013 was $1,030,000 in capital gains. The primary reason for the net loss for the three-months ended June 30, 2012 was $12,670,000 in litigation settlement expense.

Six months ended June 30, 2013 compared to six months ended June 30, 2012:

Premium Revenue:
The table below provides earned premium revenue by segment for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,		Percent
	2013	2012	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$2,556	$2,593	(1.4)%
Accident and health insurance	882	913	(3.4)%
Total life, accident and health	3,438	3,506	(1.9)%

Property and Casualty operations:
Dwelling fire & extended coverage	14,274	13,212	8.0%
Homeowners (Including mobile homeowners)	11,333	11,694	(3.1)%
Ocean marine	524	543	(3.5)%
Other liability	764	683	11.9%
Private passenger auto liability	—	328	(100.0)%
Commercial auto liability	—	6	(100.0)%
Auto physical damage	—	151	(100.0)%
Total property and casualty	26,895	26,617	1.0%

Gross premiums earned	30,333	30,123	(0.9)%

Reinsurance premium ceded	(4,361)	(4,094)	6.5%

Total earned premium revenue	$25,972	$26,029	(0.2)%

Consolidated premium revenue was $25,972,000 for the six months ended June 30, 2013 compared to $26,029,000 for the same period last year; a decrease of $57,000 or 0.2%. The decrease was primarily driven by declines in earned premium in the P&C segment related to the discontinuation of the automobile program during 2012. This decline was offset by an increase in the dwelling fire line of business, also in the P&C segment. Year-to-date P&C segment earned premium was virtually unchanged at $26,895,000 in 2013 compared to $26,617,000 in 2012. While earned premium from the automobile programs declined $485,000 in the current year compared to the prior year, an 8% increase in dwelling fire and extended coverage premium helped offset the decrease.

Partially offsetting the increase in P&C premium revenue was an increase in ceded premium in the current year compared to the same period last year. For the six months ended June 30, 2013, reinsurance premium ceded was up 6.5% compared to six months ended June 30, 2012. The primary reason for the $267,000 increase was a timing difference related to the contract implementation date of our reinsurance premium protection (RPP) which was added to our reinsurance structure in April of 2012.

The life segment ended June 2013 with year-to-date premium revenue of $3,438,000; a decrease of 1.9% compared to $3,506,000 through June 2012. A decline in new business production was the primary factor contributing to this decrease.

Investment income:
Investment income decreased $389,000 to $1,812,000 through June 30, 2013 compared to $2,201,000 through June 30, 2012.  During the first six months of 2013, the value of our COLI decreased leading to investment expense totaling $148,000. In contrast, during the first six months of 2012, the value of our COLI increased leading to investment income of $171,000. The changes in value were the primary reason for the decrease in investment income in the current year compared to the same period last year. In addition, average invested assets were down for the first six months of 2013 compared to the same period last year and contributed to the overall decline in investment income.

Realized investment gains and losses:
For the six months ended June 30, 2013 and 2012, realized investment gains were comparable at $1,057,000 and $1,071,000, respectively.  The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements of the insurance subsidiaries and therefore can vary significantly from year to year. Realized investment gains were primarily generated from the sale of securities in our stock portfolio.

Other income:
Other income was $317,000 through June 30, 2013 compared to $390,000 through June 30, 2012; a decrease of 18.7%.  Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.  Due to the termination of our automobile programs, billing, payment and policy fees declined and was the primary reason for the overall reduction in other income for the current year.

Policyholder benefits:
Claims were $17,811,000 for the six months ended June 30, 2013 compared to $15,821,000 for the same period last year; an increase of $1,990,000 or 12.6%.  The primary reason for the current year increase was higher claim activity from tornado, wind and hail storms in the P&C segment in 2013 compared to 2012.

The table below provides P&C segment reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and loss adjustment expenses (LAE) for the six months ended June 30, 2013 and 2012:

Six months ended June 30, 2013			Six months ended June 30, 2012
	Reported Losses & LAE	Claim Count		Reported Losses & LAE	Claim Count
Cat event			Cat event
Cat 14	$198,000	52	Cat 65	$182,000	47
Cat 15	146,000	44	Cat 67	444,000	149
Cat 91	234,000	46	Cat 69	3,000	1
Cat 92	102,000	25	Cat 71	10,000	1
Cat 93	2,335,000	681	Cat 72	7,000	5
Cat 95	27,000	6	Cat 73	5,000	1
Cat 99	34,000	9
	$3,076,000	863		$651,000	204

Non-cat wind & hail	$4,451,000	1,544	Non-cat wind & hail	$3,988,000	1,475

During the first half of 2013, the P&C segment was impacted by seven cat events totaling $3,076,000. The P&C subsidiaries incurred 863 claims from these cat events. These claims contributed 13.6 percentage points to the P&C segment loss ratio. The average cost per claim related to the 2013 cat events was $3,600. The largest 2013 cat event was Cat 93 having reported losses totaling $2,335,000. Cat 93 increased the P&C segment loss ratio 10.3 percentage points and accounted for 75.9% of all 2013 reported cat losses. In contrast, the P&C subsidiaries were impacted by six cat events during the first half of the prior year totaling only $651,000 and incurred 204 claims. The average cost claim was $3,200 from the 2012 cat events.

In addition to the increase in claims reported from cat events, the P&C segment had an increase in reported claims in 2013 from non-catastrophe wind and hail claims compared to the same period last year. For the first six months of 2013, the P&C segment had reported non-cat wind and hail losses of $4,451,000 compared to $3,988,000 for the same period last year; an increase of $463,000 or 11.6%. The reported non-cat wind and hail losses added 19.7 percentage points to the 2013 P&C segment loss ratio while reported non-cat wind and hail losses added 17.7 percentage points to the 2012 P&C segment loss ratio. The non-cat wind and hail claims reported in 2013 had an average cost per claim of $2,900 compared to $2,700 for non-cat wind and hail claims reported during the same period last year. Claims from events that are not severe enough to be classified as catastrophes by Property Claims Service typically consist of isolated straight line wind and hail events and thus typically have a significantly lower cost per claim compared to tornado losses.

Fire losses incurred in the P&C segments were down $538,000 through June 2013 compared to the same period last year. The P&C subsidiaries incurred fire losses totaling $5,977,000 in 2013 compared to $6,515,000 in 2012. The fire losses reported during 2013 resulted in 262 claims compared to fire losses reported during 2012 from 253 claims. These losses had an average cost per claim of $23,000 and $26,000 for 2013 and 2012, respectively.

Life segment claims were down 2.4% ending June 2013 at $1,184,000 compared to $1,213,000 for the same period last year. Declines in claims incurred in both the ordinary and industrial lines of business were the primary reasons for the $29,000 decrease in year to date claims in the life segment for 2013 compared to 2012.

Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the six months ended June 30, 2013, policy acquisition costs were $5,333,000 compared to $5,705,000 for the same period last year; a decrease of $372,000. The decrease was primarily attributable to the reduction in agent contingent commission bonus accruals based on updated projections for the current year in the P&C segment.

General Expenses:
General expenses were down $280,000 through June 30, 2013 at $4,043,000 compared to $4,323,000 through June 30, 2012.  General expenses were 15.6% of earned premium revenue in 2013 compared to 16.6% of earned premium revenue in 2012. The reduction in general expenses was primarily associated with a reduction in costs associated with the discontinued auto programs, reduction of litigation expense and continued company wide cost reduction measures.

Litigation Settlement:
Litigation settlement expenses were $0 for the six months ended June 30, 2013 compared to $13,259,000 for the same period last year. On June 18, 2012, the Company settled longstanding litigation related to the Company's sale of Mobile Attic, Inc. The final settlement and legal costs incurred resulted in expenses of $13,259,000 in the first six months of 2012. Additional information and discussion related to the settlement can be found in the 2012 Annual Report on Form 10-K.

Taxes, licenses and fees:
Taxes, licenses and fees were up $30,000 for the six months ended June 30, 2013 at $960,000 compared to $930,000 for the same period last year.  Taxes, licenses and fees as a percentage of earned premiums were 3.7% through June 2013 compared to 3.6% through June 2012.

Interest expense:
Interest expense was $877,000 for the six months ended June 30, 2013 compared to $580,000 for the same period last year. The primary reason for the increase was interest associated with debt associated with the Mobile Attic litigation settlement.

Income taxes:
For the period ended June 30, 2013, income tax benefit totaled $422,000 compared to income tax benefit of $4,152,000 for the same period last year. Income tax expense was composed of current taxes totaling $220,000 for the six months ended June 30, 2013 compared to $173,000 for the six months ended June 30, 2012. Deferred tax benefit totaled $642,000 for 2013 and $4,325,000 for 2012. The primary changes impacting current year income taxes were an increase in deferred tax assets from deferred premium and the small life deduction in the life segment coupled with the reduction in litigation settlement expense in 2013 compared to 2012.

Net (loss) income:
For the six months ended June 30, 2013, the Company had net income of $556,000 compared to a net loss of $6,775,000 for the same period last year. The primary contributing factor to the current year net income was capital gains from the sale of equity securities which was offset by an increase in spring storm activity. The primary contributing factor to the prior year net loss was the litigation settlement expenses incurred during June 2012.

Liquidity and capital resources:
Due to regulatory restrictions, the majority of the Company's cash is required to be invested in investment-grade securities to provide protection for policyholders. The liabilities of the property and casualty insurance subsidiaries are of various terms, and therefore, those subsidiaries invest in securities with various effective maturities spread over periods usually not exceeding 10 years. The liabilities of the life insurance subsidiary are typically of a longer duration, and therefore, a higher percentage of securities in the life insurance subsidiary are invested for periods exceeding 10 years.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of June 30, 2013, the maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,695	$—	$1,695	2.24%
Maturity in 1-5 years	14,867	445	15,312	20.22%
Maturity in 5-10 years	24,381	27	24,408	32.24%
Maturity after 10 years	33,632	665	34,297	45.30%
	$74,575	$1,137	$75,712	100.00%
It should be noted that the above table represents maturities based on stated maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately $3,800,000 declines in the market value of fixed income investment. Alternatively, a 100 basis point decrease in interest rates will generate approximately $3,700,000 in increases in market value of fixed income investments.

At June 30, 2013, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $29,281,000, down $946,000 compared to $30,227,000 at December 31, 2012.  Components of the change in equity were a net income of $556,000, reduction in accumulated unrealized gains on investments of $1,956,000, a net unrealized gain of $354,000 related to interest rate swaps, common stock issued of $27,000, additional paid in capital of $196,000 and cash dividends paid totaling $123,000.

As discussed above, changing interest rates can have a significant impact on the market value of fixed income securities. Fixed income securities classified as available-for-sale increase the liquidity resources of the Company as they can be sold at any time to pay claims or meet other Company obligations. However, these securities are required to be carried at market value with net of tax accumulated unrealized gains and losses directly impacting shareholder's equity. During the second quarter of 2013, we experienced the adverse impact that sudden increases in interest rates can have on the value of fixed income investment holdings, especially intermediate and longer term investments. The $1,956,000 decline in unrealized gains was primarily associated with this increase in interest rates. In the second quarter, we saw a significant shift in the five to ten year portion of the treasury yield curve, causing the value of our investment to decline. On April 1, 2013, the yields on five and ten year US Treasury Notes were 0.76% and 1.86%, respectively. By June 30, 2013, yields on five and ten year US Treasury Notes had risen to 1.41% and 2.52%, respectively, one of the most significant short term shifts in the yield curve we have experienced in recent history. Longer term rates, beyond ten years, shifted in a similar pattern. This shift in the yield curve caused an increase in market interest rates across the board, particularly in intermediate and longer term bonds causing a decline in market value of many of our fixed income security holdings and consequently a reduction in the accumulated realized capital gain component of shareholders' equity.

While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 10% of our current fixed income securities to be reinvested or otherwise available to meet Company obligations.

The Company has $25,639,000 of long-term debt outstanding. Included in long-term debt held by the Company is the issuance of $9,279,000 in subordinated debentures completed on December 15, 2005. The proceeds from the debentures were used to make a $6,000,000 capital infusion in the P&C subsidiary National Security Fire and Casualty with the remainder to be held for general corporate purposes. The subordinated debentures mature December 15, 2035. Also included in long-term debt is the issuance of $3,093,000 in subordinated debentures completed June 21, 2007. The proceeds from the debentures were used to fund general corporate purposes, thereby reducing the amount of dividends to the Group paid by the P&C subsidiary National Security Fire & Casualty in 2007 and 2008, thereby helping to restore capital in the P&C subsidiary National Security Fire and Casualty to pre-hurricane levels. The second issue matures June 15, 2037 and may be redeemed following the fifth anniversary of issuance. Also included in long-term debt held by the Company is a line of credit in the amount of $4,000,000 obtained in September 2012. The line of credit is secured by timber property and had $3,934,000 drawn at June 30, 2013. In July 2012, the Company executed an installment note in the amount of $13,000,000 to finance the settlement obligation related to the Mobile Attic litigation. As of June 30, 2013, a total of $10,500,000 was outstanding including a current installment due in November of 2013 of $1,167,000 included in notes payable.

The Company has $1,367,000 in short-term notes payable and current portion of long-term debt. This debt includes a $200,000 outstanding balance on a $700,000 operating line of credit to allow flexibility with respect to cash management at the holding company level.  We had $500,000 available at June 30, 2013, under the operating credit line. Also included in short-term debt is the current amount due on long term notes payable of $1,167,000.

The Company, primarily through its insurance subsidiaries, had $3,841,000 in cash and cash equivalents at June 30, 2013, compared to $6,345,000 at June 30, 2012. Cash used in operations for the six months ended June 30, 2013 totaled $2,408,000, compared to cash provided the same period last year totaling $17,000.

At December 31, 2012, the Company had $6,779,000 in cash which was subsequently reduced by the purchase of available-for-sale securities, primarily fixed income investments. Net cash used in investing activities totaled $787,000 for the six months ended June 30, 2013, compared to net cash provided of $3,268,000 for the same period last year.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. The Company has relatively little exposure to lower grade fixed income investments, which might be especially subject to liquidity problems due to thinly traded markets.

The Company's liquidity requirements are primarily met by funds provided from operations of the insurance subsidiaries. The Company receives funds from its subsidiaries through payment of dividends, management fees, reimbursements for federal income taxes and reimbursement of expenses incurred at the corporate level for the subsidiaries.  These funds are used to pay stockholder dividends, interest on debt, corporate administrative expenses, federal income taxes, and for funding investments in the subsidiaries. The Company maintains minimal liquidity in order to maximize liquidity within the insurance subsidiaries in order to support ongoing insurance operations. The Company has no separate source of revenue other than dividends and fees from the insurance subsidiaries. Also, dividends from the insurance subsidiaries are subject to regulatory restrictions and, therefore, are limited depending on capital levels and earnings of the subsidiaries.

Our P&C segment is the primary source of dividends to the holding company and, while capital levels remain adequate to operate our existing business, the lack of growth in P&C capital has hampered the subsidiary's ability to pay dividends upstream to the holding company in the near term despite capacity within regulatory limits. The P&C segment incurred almost $3,100,000 in losses from spring catastrophes during the first six months of 2013 triggering current year underwriting losses. Despite these losses, the P&C segment had net income for the three and six months ended June 30, 2013, primarily the result of capital gains. This moderate income coupled with declines in unrealized gains did not eliminate pressure on P&C capital. Continued adverse operating results could adversely impact the holding company's ability to meet debt service requirements as subsidiary dividend capacity remains under pressure. Management continues to monitor subsidiary capital levels with respect to paying dividends to the holding company. Managing liquidity of the holding company is a continued priority.

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

Due to the erosion in capital levels in the P&C subsidiaries, we have made changes in order to reduce capital/surplus strain in the P&C subsidiaries and help protect capital levels from substantial further erosion resulting from a major catastrophic event. These changes include a combination of reduction in underwriting leverage and an increase in catastrophe reinsurance protection. A summary of each change follows:

•
In late 2011, we discontinued both our private passenger and commercial automobile programs. These two programs accounted for approximately 6% of net written premium in 2011, down from nearly 10% in 2010 but had produced significant underwriting losses over the last five years. Due to a combination of reduced capital levels and a view that it would take some time to achieve underwriting profitability, we made the decision to discontinue the program in order to reduce surplus strain and underwriting leverage in the P&C subsidiaries. The final in-force policies in this program expired in mid-2012.

•
We have incurred substantial losses from catastrophe events over the past seven years. These events have driven up catastrophe reinsurance cost and forced our catastrophe reinsurance deductible up from $2 million in 2005 to $4 million in our 2013 renewal. As our cat retention has increased, we have attempted to achieve higher margins in our insurance rate structure in order to compensate for the additional risk of the higher catastrophe reinsurance retention but with limited success due to regulatory constraints primarily because this additional retention was not a "hard dollar" cost in our rate structure. So, since we were limited in our ability to increase margins for this additional retained risk and due to the capital erosion incurred in 2011, in the second quarter of 2012, we placed additional reinsurance cover in the form of reinsurance premium protection (RPP). The RPP cover will serve to reduce our risk from a major catastrophe and strengthen our capital position. The effect of adding this additional RPP cover is to reduce our modeled 100 year event net cost (net of reinsurance recoveries) from approximately $9 million (pretax) to an estimated $4.5 million (pretax). A 100 year event is defined as an event that has approximately a 1% probability of occurring in a given year. This additional cover added $700,000 to our cat reinsurance cost in the first six months of 2013.

The Company reached settlement in litigation related to its divestiture of Mobile Attic, Inc. in June 2012. Under the terms of the settlement agreement, the Company will pay a total of $13 million to the plaintiff. In order to manage the liquidity constraints, the settlement is in the form of an interest-bearing note with amounts to be paid over nine years with the ability to defer payments in years in which the Company's P&C subsidiaries incur cumulative catastrophe losses exceeding $3.5 million, thus allowing capital management flexibility in the P&C subsidiaries. To date in 2013, the Company has incurred just over $3.0 million in catastrophe losses. Under the terms of the agreement, the annual debt service on the note cannot be less than the dividends paid to our shareholders in the last twelve months. The Company made an initial payment of $2,500,000 in September 2012. The remaining principal will be repaid in nine annual installments of $1,167,000. Accrued and unpaid interest shall be payable with each installment of principal based on the prime rate published in the Wall Street Journal plus 1%.

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

The Company maintains an unsecured operating line of credit, with a $700,000 limit, to allow flexibility with respect to cash management at the holding company level. The outstanding balance at June 30, 2013 was $200,000. The Company obtained a $4,000,000 secured line of credit in September 2012 to provide additional operating flexibility to the holding company. The outstanding balance at June 30, 2013 was $3,934,000.

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

The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk.  The Company incurred a reduction in the market value of fixed income investments during the second quarter of 2013. During the three-month period ended June 30, 2013, the Company's susceptibility to interest rate risk was evidenced by significant declines in fair market value of available-for-sale fixed maturity investments related to a shift in the US Treasury yield curve. During this period, the 10-year treasury interest rate increased 66 basis points from 1.86% to 2.52%, a 35.5% increase. During this same period, the 5-year treasury interest rate increased 65 basis points from .76% to 1.41%, an 85.5% increase. The impact of these substantial and sudden increases in interest rates is reflected in the decline in the Company's accumulated gross unrealized gains on available-for-sale fixed maturity investments which were $1,785,000 at June 30, 2013 compared to $4,616,000 at December 31, 2012. In order to successfully implement the Company's investment strategies, including strategies necessary to pass regulatory scrutiny, and to reasonably match liability durations of the insurance subsidiaries, interest rate risk cannot be eliminated. The Company uses various methods of analysis to monitor the impact of significant changes in interest rates including shock analysis. The following table shows the projected percent and portfolio market price change in value of the fixed income portfolio (holdings as of June 30, 2013) of a 100 and 200 basis point parallel shift in market interest rates.

Fixed Income Portfolio Market Risk Shock Analysis at June 30, 2013
Data Category	Down 200	Down 100	Base Case	Up 100	Up 200
Percent Change	9.46	4.87	—	(5.09)	(10.13)
Market Price	114.20	109.41	104.33	99.03	93.77

The primary risk related to the Company’s equity portfolio is equity price risk. The Company has not incurred material losses in its investment portfolio in the six months ended June 30, 2013 related to changes in value of equity investments.  Changes are discussed in detail under Item 2 of this Form 10-Q.

For further information regarding market risk, reference is made to the Company’s Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the six month period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.  Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended June 30, 2013

Date of Report	Date Filed	Description

April 12, 2013	April 15, 2013	Press release, dated April 15, 2013, issued by The National Security Group, Inc.

April 14, 2013	April 15, 2013	Item 5.02 and Item 9.01 - announcement of the resignation of L. Brunson White, member of the Audit Committee

April 24, 2013	April 24, 2013	Item 5.02 - announcement of the appointment of Mickey L. Murdock to serve on the Audit Committee

May 15, 2013	May 15, 2013	Press release, dated May 15, 2013, issued by The National Security Group, Inc.

May 17, 2013	May 21, 2013	Item 5.07 - announcement of annual meeting voting results

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

Date: August 14, 2013