Form 10-Q
period 2013-09-30
NATIONAL SECURITY GROUP INC
filed 2013-11-14
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2013
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

As of Novemer 14, 2013, there were 2,494,480 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2013	December 31, 2012
ASSETS	(UNAUDITED)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2013 - $931; 2012 - $1,609)	$878	$1,502
Fixed maturities available-for-sale, at estimated fair value (cost: 2013 - $76,265; 2012 -$71,678)	77,602	76,294
Equity securities available-for-sale, at estimated fair value (cost: 2013 - $2,465; 2012 - $3,191)	4,375	5,132
Trading securities	19	40
Mortgage loans on real estate, at cost	378	383
Investment real estate, at book value	4,218	5,757
Policy loans	1,417	1,317
Company owned life insurance	5,831	5,931
Other invested assets	3,602	3,777
Total Investments	98,320	100,133
Cash	5,596	6,779
Accrued investment income	830	788
Policy receivables and agents' balances, net	11,114	9,006
Reinsurance recoverable	1,348	1,541
Deferred policy acquisition costs	9,042	9,097
Property and equipment, net	2,161	2,392
Deferred income tax asset	5,405	4,997
Other assets	1,113	983
Total Assets	$134,929	$135,716

LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$9,248	$11,214
Accident and health benefit and loss reserves	2,545	2,341
Life and annuity benefit and loss reserves	30,300	30,041
Unearned premiums	28,946	25,777
Policy and contract claims	654	995
Other policyholder funds	1,439	1,417
Short-term notes payable and current portion of long-term debt	1,167	1,292
Long-term debt	21,705	25,339
Accrued income taxes	654	296
Other liabilities	5,973	6,777
Total Liabilities	102,631	105,489
Contingencies
Shareholders' equity
Common stock	2,494	2,467
Additional paid-in capital	5,147	4,951
Accumulated other comprehensive income	1,464	3,325
Retained earnings	23,193	19,484
Total Shareholders' Equity	32,298	30,227
Total Liabilities and Shareholders' Equity	$134,929	$135,716

The Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
REVENUES
Net premiums earned	$13,191	$12,904	$39,163	$38,933
Net investment income	1,046	1,140	2,858	3,341
Net realized investment gains	3,297	1,703	4,354	2,774
Other income	163	258	480	648
Total Revenues	17,697	16,005	46,855	45,696
EXPENSES
Policyholder benefits and settlement expenses	7,112	11,564	24,923	27,385
Amortization of deferred policy acquisition costs	894	1,056	2,759	2,787
Commissions	1,800	1,949	5,268	5,923
General and administrative expenses	2,156	1,954	6,199	6,277
Litigation settlement and defense costs	—	76	—	13,335
Taxes, licenses and fees	438	452	1,398	1,382
Interest expense	434	311	1,311	891
Total Expenses	12,834	17,362	41,858	57,980

Income (Loss) Before Income Taxes	4,863	(1,357)	4,997	(12,284)

INCOME TAX EXPENSE (BENEFIT)
Current	332	410	552	583
Deferred	1,192	(1,140)	550	(5,465)
	1,524	(730)	1,102	(4,882)

Net Income (Loss)	$3,339	$(627)	$3,895	$(7,402)

INCOME (LOSS) PER COMMON SHARE	$1.35	$(0.25)	$1.57	$(3.00)

DIVIDENDS DECLARED PER SHARE	$0.025	$0.10	$0.075	$0.30

The Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income (loss)	$3,339	$(627)	$3,895	$(7,402)

Other comprehensive loss, net of tax
Changes in:
Unrealized losses on securities, net of reclassification adjustment of $2,176 and $1,127 for the three months ended 2013 and 2012, respectively and $2,874 and $1,831 for the nine months ended 2013 and 2012, respectively	(229)	(147)	(2,185)	(71)
Unrealized gain (loss) on interest rate swap	(30)	(80)	324	(239)

Other comprehensive loss, net of tax	(259)	(227)	(1,861)	(310)

Comprehensive income (loss)	$3,080	$(854)	$2,034	$(7,712)

The Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine months ended September 30, 2013 (In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2012	$30,227	$19,484	$3,325	$2,467	$4,951

Net income for the nine months ended September 30, 2013	3,895	3,895

Other comprehensive loss (net of tax)	(1,861)		(1,861)

Common stock issued	27			27

Additional paid-in capital	196				196

Cash dividends	(186)	(186)

Balance at September 30, 2013 (UNAUDITED):	$32,298	$23,193	$1,464	$2,494	$5,147

The Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Nine months ended September 30
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$3,895	$(7,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	563	465
Increase in cash surrender value of company owned life insurance	100	(284)
Net realized gains on investments	(4,354)	(2,774)
Deferred income taxes	550	(5,465)
Amortization of deferred policy acquisition costs	2,759	2,787
Changes in assets and liabilities:
Change in accrued investment income	(42)	(112)
Change in reinsurance recoverable	193	1,026
Policy acquisition costs deferred	(2,704)	(2,836)
Change in accrued income taxes/recoverable	358	2,021
Change in net policy liabilities and claims	(791)	78
Change in other assets/liabilities, net	(310)	(813)
Other, net	235	(510)
Net cash provided by (used in) operating activities	452	(13,819)
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(13,553)	(25,221)
Trading securities and short-term investments	—	(40)
Real estate held for investment	—	(32)
Property and equipment	(67)	(311)
Proceeds from sale or maturities of:
Held-to-maturity securities	623	1,581
Available-for-sale securities	10,485	27,778
Trading securities and short-term investments	—	83
Real estate held for investment	4,847	—
Property and equipment	7	9
Other invested assets, net	(54)	16
Net cash provided by investing activities	2,288	3,863
Cash Flows from Financing Activities
Change in other policyholder funds	22	28
Change in long-term debt	(3,634)	12,534
Change in short-term notes payable	(125)	(360)
Dividends paid	(186)	(740)
Net cash provided by (used in) financing activities	(3,923)	11,462
Net change in cash and cash equivalents	(1,183)	1,506
Cash and cash equivalents, beginning of year	6,779	3,393
Cash and cash equivalents, end of period	$5,596	$4,899
The Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary - Omega One Insurance Company (Omega). In the opinion of Management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at September 30, 2013, and the results of operations, cash flows and changes in shareholders’ equity for the interim periods ended September 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States. All significant intercompany transactions and accounts have been eliminated.  The condensed consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2012. Financial statements and notes to condensed consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2012 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three-month and nine-month period ended September 30, 2013 are not necessarily indicative of future results.

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

The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000. The Company's original investment in company owned life insurance was $5,000,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at September 30, 2013 and December 31, 2012 was $5,831,000 and $5,931,000, respectively. Changes in cash surrender values are included in investment income in the current period. The change in surrender value included in earnings for the three-month periods ended September 30, 2013 and 2012 was an increase of $48,000 and $113,000, respectively. The change in surrender value included in earnings for the nine-month periods ended September 30, 2013 and 2012 was a decline of $100,000 and an increase of $284,000, respectively. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy. There were no proceeds received from the COLI during 2013 or 2012.

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,476,302 in 2013 and 2,466,600 in 2012.

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

Advertising
The Company expenses advertising costs as incurred. Advertising costs charged to expense were $24,000 for the three months ended September 30, 2013 ($21,000 for the three months ended September 30, 2012). Advertising costs charged to expense were $108,000 for the nine months ended September 30, 2013 ($81,000 for the nine months ended September 30, 2012). Advertising cost consists primarily of agent convention expense and print media.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts. Through December 31, 2012, these balances were insured by the FDIC with no balance limits. On January 1, 2013, $250,000 per account balance limits were reinstated. At September 30, 2013, the net amount exceeding FDIC insured limits was $3,070,000 at one financial institution. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of the financial institution on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At September 30, 2013, the single largest balance due from one agent totaled $960,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At September 30, 2013 and December 31, 2012, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At September 30, 2013, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

Accounting Changes Not Yet Adopted

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The Company will adopt this standard in December 2013. The Company anticipates that adoption of the standard will not have a material impact on its Consolidated Financial Statements.

Recently Adopted Accounting Standards

Disclosures about Offsetting Assets and Liabilities for Financial Instruments and Derivative Instruments
In December 2011, the FASB issued guidance requiring expanded disclosures, including both gross and net information, for financial instruments and derivative instruments that are either offset in the reporting entity's financial statements or those that are subject to an enforceable master netting arrangement or similar agreement.  The Company adopted the new guidance on January 1, 2013 and applied it retrospectively.  The guidance impacts disclosures only and will have no impact on the Company's results of operations or financial position. The Company does not have any derivative instruments subject to master netting arrangements at September 30, 2013.

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

Intangibles-Goodwill and Other
In July 2012, the FASB issued guidance related to impairment of indefinite-lived intangible assets other than goodwill. The new guidance allows an entity to first make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. An entity is required to perform the quantitative test only if it determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company adopted this guidance January 1, 2013. No interim testing was required as of September 30, 2013, and we do not expect a material effect on results of operations or financial position following annual testing.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of September 30, 2013 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$34,841	$1,778	$507	$36,112
Trust preferred securities	538	10	—	548
Mortgage backed securities	8,007	90	466	7,631
Private label mortgage backed securities	5,690	158	2	5,846
Obligations of states and political subdivisions	17,034	685	226	17,493
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	10,155	165	348	9,972
Total fixed maturities	76,265	2,886	1,549	77,602
Equity securities	2,465	2,334	424	4,375
Total	$78,730	$5,220	$1,973	$81,977

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of September 30, 2013 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$764	$47	$—	$811
Obligations of states and political subdivisions	—	—	—	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	114	6	—	120
Total	$878	$53	$—	$931

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2012 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$31,387	$2,430	$80	$33,737
Trust preferred securities	537	50	—	587
Mortgage backed securities	8,595	175	85	8,685
Private label mortgage backed securities	7,679	294	9	7,964
Obligations of states and political subdivisions	16,160	1,359	3	17,516
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	7,320	487	2	7,805
Total fixed maturities	71,678	4,795	179	76,294
Equity securities	3,191	2,398	457	5,132
Total	$74,869	$7,193	$636	$81,426

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2012 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,194	$91	$—	$1,285
Obligations of states and political subdivisions	145	2	—	147
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	163	14	—	177
Total	$1,502	$107	$—	$1,609
The amortized cost and aggregate fair value of debt securities at September 30, 2013, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,155	$1,185
Due after one year through five years	15,140	16,257
Due after five years through ten years	26,309	26,726
Due after ten years	33,661	33,434
Total	$76,265	$77,602

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	271	285
Due after five years through ten years	195	207
Due after ten years	412	439
Total	$878	$931

A summary of securities available-for-sale with unrealized losses as of September 30, 2013, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$10,133	$404	$1,561	$103	$11,694	$507	25
Mortgage backed securities	3,250	337	1,879	129	5,129	466	17
Private label mortgage backed securities	178	2	—	—	178	2	1
Obligations of state and political subdivisions	2,855	192	322	34	3,177	226	8
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	5,150	259	409	89	5,559	348	11
Equity securities	—	—	862	424	862	424	1
	$21,566	$1,194	$5,033	$779	$26,599	$1,973	63

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

There were no securities held-to-maturity with unrealized losses as of September 30, 2013 and December 31, 2012.

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and less than 3.7% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the nine months ended September 30, 2013, the Company realized no additional other-than-temporary impairments. The single largest accumulated loss not realized as an impairment was in the equity portfolio and totaled $424,000.  The second largest loss position was in the bond portfolio and totaled $110,000.  The third largest loss position was in the bond portfolio and totaled $92,000.

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

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed maturities	$846	$860	$2,486	$2,621
Equity securities	34	44	107	156
Mortgage loans on real estate	5	6	17	20
Investment real estate	42	31	123	52
Policy loans	27	24	77	70
Company owned life insurance change in surrender value	48	113	(100)	284
Other, principally short-term investments	98	115	306	293
	1,100	1,193	3,016	3,496
Less: Investment expenses	54	53	158	155
Net investment income	$1,046	$1,140	$2,858	$3,341
Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed maturities	$(16)	$376	$110	$503
Equity securities	(1)	1,528	928	2,263
Trading securities	—	(1)	—	1
Other, principally real estate	3,314	(200)	3,316	7
Other-than-temporary impairments	—	—	—	—
Net realized investment gains	$3,297	$1,703	$4,354	$2,774

Other, principally real estate gain above reflects the third quarter sale of investment real estate with a carrying value of $1,300,000.

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	September 30, 2013	December 31, 2012
	(UNAUDITED)
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$3,310	$(153)
Deferred income tax	(1,125)	52
Net change in unrealized appreciation on available-for-sale securities	$2,185	$(101)

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 are summarized in the following table by the type of inputs applicable to the fair value measurements (unaudited) (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$36,112	$—	$36,112	$—
Trust preferred securities	548	—	548	—
Mortgage backed securities	7,631	—	7,631	—
Private label mortgage backed securities	5,846	—	5,846	—
Obligations of states and political subdivisions	17,493	—	17,493	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	9,972	9,972	—	—
Trading securities	19	19	—	—
Equity securities available-for-sale	4,375	3,513	—	862
Total Financial Assets	$81,996	$13,504	$67,630	$862
Financial Liabilities
Interest rate swap	$1,031	$—	$—	$1,031
Total Financial Liabilities	$1,031	$—	$—	$1,031

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
Interest rate swaps — Interest rate swaps are recorded at fair value either as assets, within other assets or as liabilities, within other liabilities. The fair values of our interest rate swaps are provided by a third-party broker and are classified within Level 3.
As of September 30, 2013, Level 3 fair value measurements of assets include $862,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of September 30, 2013, Level 3 fair value measurements of liabilities include $1,031,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 (in thousands):

For the nine months ended September 30, 2013 (unaudited)	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$829	$(1,521)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	33	490
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$862	$(1,031)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2013:	$—	$—

For the nine months ended September 30, 2013, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amount and estimate fair value of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013		December 31, 2012
	(UNAUDITED)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$378	$378	$383	$383
Policy loans	1,417	1,417	1,317	1,317
Company owned life insurance	5,831	5,831	5,931	5,931
Other invested assets	3,602	3,602	3,777	3,777

Liabilities and related instruments
Other policyholder funds	1,439	1,439	1,417	1,417
Short-term notes payable and current portion of long-term debt	1,167	1,167	1,292	1,292
Long-term debt	21,705	21,705	25,339	25,339

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
	(UNAUDITED)
Building and improvements	$3,185	$3,185
Electronic data processing equipment	1,832	1,814
Furniture and fixtures	891	912
	5,908	5,911
Less accumulated depreciation	3,747	3,519
	$2,161	$2,392

Depreciation expense for the nine months ended September 30, 2013 was $298,000 ($433,000 for the year ended December 31, 2012).

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company incurred income tax related penalties and interest of $5,000 during the nine-month period ended September 30, 2013 and incurred no income tax related interest and penalties during 2012. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2009. Tax returns have been filed through the year 2012.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $5,405,000 at September 30, 2013 and $4,997,000 at December 31, 2012.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
	(UNAUDITED)
General expenses	$1,283	$1,211
Unearned premiums	1,967	1,751
Claims liabilities	520	243
Litigation settlement	3,570	3,570
AMT credit	246	246
NOL carryforward	1,649	2,711
Other-than-temporary impairments on securities owned	68	164
Unrealized loss on interest rate swaps	351	518
Deferred tax assets	9,654	10,414

Trading securities	—	(1)
Depreciation	(71)	(94)
Deferred policy acquisition costs	(3,074)	(3,093)
Unrealized gains on securities available-for-sale	(1,104)	(2,229)
Deferred tax liabilities	(4,249)	(5,417)

Net deferred tax asset	$5,405	$4,997

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Nine months ended September 30,
	2013	2012
	(UNAUDITED)
Deferred policy acquisition costs	$(19)	$16
Other-than-temporary impairments	96	27
Trading securities	(1)	1
Unearned premiums	(216)	(152)
General expenses	(72)	(81)
Depreciation	(23)	(38)
Claim liabilities	(277)	11
Litigation settlement	—	(3,145)
AMT credit	—	(246)
NOL carryforward	1,062	(1,858)

Deferred income tax benefit	$550	$(5,465)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total income tax (benefit) expense varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Nine months ended September 30,
	2013	2012
Federal income tax rate applied to pre-tax income/loss	34.0%	(34.0)%
Dividends received deduction and tax-exempt interest	(1.9)%	(1.1)%
Company owned life insurance	0.7%	(0.8)%
Small life deduction	(5.2)%	(3.9)%
Life reserve tax adjustment	(6.6)%	—%
Other, net	1.1%	0.1%

Effective federal income tax rate	22.1%	(39.7)%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of September 30, 2013 and December 31, 2012:

	(Dollars in thousands)
	2013	2012
	(UNAUDITED)
Line of credit with variable interest rate equal to the Wall Street Journal (WSJ) prime rate, subject to a 5.0% floor; maturity February 2014. Interest payments due quarterly. Unsecured.	$—	$125
Current portion of installment note payable due November 2013 with variable interest rate equal to the WSJ prime rate plus 1%; Unsecured	1,167	1,167
	$1,167	$1,292

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term debt consisted of the following as of September 30, 2013 and December 31, 2012:

	(Dollars in thousands)
	2013	2012
	(UNAUDITED)
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	$—	$3,634

Long term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long term portion due November 2014. Unsecured.	9,333	9,333

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,279	9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$21,705	$25,339

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

The swaps entered into in 2009 and 2010 have fair values of $319,000 (liability) and $712,000 (liability), respectively, for a total liability of $1,031,000 at September 30, 2013 ($1,521,000 at December 31, 2012).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation gain of $324,000 is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation loss of $214,000 was included in accumulated other comprehensive income related to the swap at December 31, 2012.

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

In January 2013, the Company renewed an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  As of September 30, 2013, there were no funds drawn on this line ($125,000 at December 31, 2012).

In July 2012, the Company executed a promissory note in the amount of $13,000,000 payable to the Bagley Family Revocable Trust with an interest rate of WSJ prime plus 1% (4.25% at September 30, 2013 and December 31, 2012). The purpose of this promissory note is to finance the settlement obligation related to the Mobile Attic litigation. As of September 30, 2013 and December 31, 2012, a total of $10,500,000 was outstanding with principal payments due in equal annual installments of $1,167,000 payable each November beginning in 2013. Installment payments due within 12 months of the balance sheet date are classified as current portion of long term debt. The promissory note allows for the Company to defer payments in years in which its P&C subsidiaries incur substantial catastrophe losses thus allowing capital management flexibility in the P&C subsidiaries. Under the terms of the promissory note, annual debt service payments on the note must equal or exceed any payment of dividends to shareholders in the preceding twelve months.

In September 2012, the Company obtained a secured line of credit in the amount of $4,000,000 with an interest rate equal to the WSJ prime but subject to a floor of 4.5% (4.5% at December 31, 2012). In August of 2013, the Company sold substantially all timber property securing the credit line and paid the $4,000,000 principal balance outstanding. The line remains available but, due to the sale of substantially all collateral securing the line of credit, as of September 30, 2013, the line was reduced to $500,000 and there were no funds drawn on this line ($3,634,000 at December 31, 2012) .

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

At September 30, 2013, the largest reinsurance recoverable of a single reinsurer was $69,000 ($295,000 at December 31, 2012). Amounts reported as ceded incurred losses in both 2013 and 2012 were related to the development of losses from prior year catastrophes.

The effect of reinsurance on premiums written and earned in the property and casualty segment is as follows (dollars in thousands):

	Three months ended September 30, 2013		Three months ended September 30, 2012
	Written	Earned	Written	Earned

Direct	$14,304	$13,528	$13,890	$13,311
Assumed	—	—	—	—
Ceded	(2,081)	(2,082)	(2,064)	(2,068)
Net	$12,223	$11,446	$11,826	$11,243

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Written	Earned	Written	Earned

Direct	$43,403	$40,423	$42,181	$39,928
Assumed	—	—	—	—
Ceded	(6,401)	(6,413)	(6,135)	(6,127)
Net	$37,002	$34,010	$36,046	$33,801

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect of reinsurance on premiums written and earned in the life segment is as follows (dollars in thousands):

	Three months ended September 30, 2013		Three months ended September 30, 2012
	Written	Earned	Written	Earned

Direct	$1,788	$1,767	$1,719	$1,684
Assumed	—	—	—	—
Ceded	(22)	(22)	(23)	(23)
Net	$1,766	$1,745	$1,696	$1,661

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Written	Earned	Written	Earned

Direct	$5,071	$5,205	$5,131	$5,190
Assumed	—	—	—	—
Ceded	(52)	(52)	(58)	(58)
Net	$5,019	$5,153	$5,073	$5,132

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the three months ended September 30, 2013 and 2012 amounted to $47,000 and $47,000, respectively. Company matching contributions for the nine months ended September 30, 2013 and 2012 amounted to $144,000 and $149,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options.

The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited of the non-qualified deferred compensation plans for the three months ended September 30, 2013 and 2012 amounted to approximately $64,000 and $44,000, respectively. Costs for amounts credited of the non-qualified deferred compensation plans for the nine months ended September 30, 2013 and 2012 amounted to approximately $178,000 and $131,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. The Company incurred $50,000 in costs related to the ESOP during the first nine months of 2013. No costs were incurred during the first nine months of 2012 related to the ESOP.

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

At September 30, 2013, securities with market values of $3,548,000 ($3,785,000 at December 31, 2012) were deposited with various states pursuant to statutory requirements.

NOTE 11 – SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2013, and year ended December 31, 2012, changes in shareholders' equity consisted of a net income of $3,895,000 and net loss of $6,671,000, respectively; dividends paid of $186,000 in 2013 and $802,000 in 2012; changes in accumulated other comprehensive loss, net of applicable taxes, of $1,861,000 in 2013 and $315,000 in 2012.  Other comprehensive loss consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,494,480	2,494,480	3,000,000	2,466,600	2,466,600

On June 28, 2013, 27,880 shares of common stock were issued to directors as compensation under the 2009 Equity Incentive Plan previously approved by shareholders.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2013, net of income taxes, are as follows (dollars in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(1,003)	$4,328	$3,325
Other comprehensive income before reclassifications	324	(705)	(381)

Amounts reclassified from accumulated other comprehensive income	—	(1,480)	(1,480)

Net current period other comprehensive income	324	(2,185)	(1,861)

Ending balance	$(679)	$2,143	$1,464

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2013 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$4,354	Net realized investment gains
	4,354	Total before tax

	(1,480)	Tax (expense) or benefit
	$2,874	Net of Tax

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Premium revenues and operating income by industry segment for the three and nine months ended September 30, 2013 and 2012 are summarized below (dollars in thousands):

Three months ended September 30, 2013	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$13,191	$11,446	$1,745	$—
Net investment income	1,046	474	553	19
Net realized investment gains	3,297	8	(19)	3,308
Other income	163	152	11	—
	17,697	12,080	2,290	3,327
BENEFITS AND EXPENSES
Policyholder benefits paid	7,112	5,845	1,267	—
Amortization of deferred policy acquisition costs	894	639	255	—
Commissions	1,800	1,704	96	—
General and administrative expenses	2,156	1,444	582	130
Taxes, licenses and fees	438	385	53	—
Interest expense	434	—	34	400
	12,834	10,017	2,287	530
Income (Loss) Before Income Taxes	$4,863	$2,063	$3	$2,797

Three months ended September 30, 2012	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$12,904	$11,243	$1,661	$—
Net investment income	1,140	560	541	39
Net realized investment gains	1,703	875	829	(1)
Other income	258	172	—	86
	16,005	12,850	3,031	124
BENEFITS AND EXPENSES
Policyholder benefits paid	11,564	10,302	1,262	—
Amortization of deferred policy acquisition costs	1,056	685	371	—
Commissions	1,949	1,865	84	—
General and administrative expenses	1,954	1,415	436	103
Litigation settlement and defense costs	76	—	—	76
Taxes, licenses and fees	452	393	59	—
Interest expense	311	—	35	276
	17,362	14,660	2,247	455
Income (Loss) Before Income Taxes	$(1,357)	$(1,810)	$784	$(331)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine months ended September 30, 2013	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$39,163	$34,010	$5,153	$—
Net investment income	2,858	1,170	1,631	57
Net realized investment gains	4,354	1,038	8	3,308
Other income	480	467	13	—
	46,855	36,685	6,805	3,365
BENEFITS AND EXPENSES
Policyholder benefits paid	24,923	21,474	3,449	—
Amortization of deferred policy acquisition costs	2,759	1,938	821	—
Commissions	5,268	4,986	282	—
General and administrative expenses	6,199	4,052	1,572	575
Taxes, licenses and fees	1,398	1,220	178	—
Interest expense	1,311	—	72	1,239
	41,858	33,670	6,374	1,814
Income (Loss) Before Income Taxes	$4,997	$3,015	$431	$1,551

Nine months ended September 30, 2012	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$38,933	$33,801	$5,132	$—
Net investment income	3,341	1,700	1,569	72
Net realized investment gains	2,774	1,082	1,691	1
Other income	648	560	2	86
	45,696	37,143	8,394	159
BENEFITS AND EXPENSES
Policyholder benefits paid	27,385	23,478	3,907	—
Amortization of deferred policy acquisition costs	2,787	2,088	699	—
Commissions	5,923	5,600	323	—
General and administrative expenses	6,277	4,355	1,528	394
Litigation settlement and defense costs	13,335	—	—	13,335
Taxes, licenses and fees	1,382	1,208	174	—
Interest expense	891	—	64	827
	57,980	36,729	6,695	14,556
Income (Loss) Before Income Taxes	$(12,284)	$414	$1,699	$(14,397)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Life, accident and health operations premiums written:
Traditional life insurance	$1,184	$1,218	$3,586	$3,711
Accident and health insurance	604	501	1,485	1,420
Total life, accident and health	1,788	1,719	5,071	5,131
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	7,630	7,164	23,595	21,916
Homeowners (Including mobile homeowners)	6,245	6,053	18,422	18,285
Ocean marine	—	334	75	781
Other liability	429	369	1,311	1,135
Private passenger auto liability	—	(20)	—	37
Commercial auto liability	—	—	—	6
Auto physical damage	—	(10)	—	21
Total property and casualty	14,304	13,890	43,403	42,181
Gross premiums written	16,092	15,609	48,474	47,312
Reinsurance premium ceded	(2,103)	(2,087)	(6,453)	(6,193)
Net premiums written	$13,989	$13,522	$42,021	$41,119

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Life, accident and health operations premiums earned:
Traditional life insurance	$1,159	$1,182	$3,715	$3,776
Accident and health insurance	608	502	1,490	1,414
Total life, accident and health	1,767	1,684	5,205	5,190
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	7,446	6,905	21,720	20,117
Homeowners (Including mobile homeowners)	5,674	5,785	17,007	17,479
Ocean marine	—	275	524	818
Other liability	408	357	1,172	1,040
Private passenger auto liability	—	(9)	—	319
Commercial auto liability	—	—	—	6
Auto physical damage	—	(2)	—	149
Total property and casualty	13,528	13,311	40,423	39,928
Gross premiums earned	15,295	14,995	45,628	45,118
Reinsurance premium ceded	(2,104)	(2,091)	(6,465)	(6,185)
Net premiums earned	$13,191	$12,904	$39,163	$38,933

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

The Company's property & casualty subsidiaries are defending a limited number of matters filed in the aftermath of Hurricanes Katrina in Mississippi and Louisiana as well as Gustav and Ike in Texas.  These actions include individual lawsuits with allegations of underpayment of hurricane-related claims.

The various suits seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.  The Company has reserves set up on litigated claims and the reserves are included in benefit and loss reserves.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2013 was $976,000. Cash paid for interest during the nine months ended September 30, 2012 was $886,000. Cash paid for income taxes during the nine months ended September 30, 2013 was $195,000. Cash received from income tax refunds during the nine months ended September 30, 2012 was $1,437,000.

During the nine months ended September 30, 2013 non-cash changes in equity included $27,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $196,000 increase in additional paid in capital.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The National Security Group, Inc. as of September 30, 2013, and the related condensed consolidated statements of income (loss) and comprehensive income (loss) for the three-months and nine-months ended September 30, 2013 and 2012, the condensed consolidated statement of shareholders' equity for the nine-months ended September 30, 2013 and the condensed consolidated statements of cash flows for the nine-months ended September 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company's management.

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
November 14, 2013

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion addresses the financial condition of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) as of September 30, 2013, compared with December 31, 2012 and its results of operations for the three-month and nine-month periods ending September 30, 2013 and its cash flows for the nine-month period ended September 30, 2013, all compared with the same periods last year along with its statements of shareholders' equity as of September 30, 2013. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in eleven states with 50.2% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 88.6% of gross insurance premium revenue for the first nine months of 2013.  Revenue generated from the life segment accounted for 11.4% of gross insurance premium revenue for the first nine months of 2013.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947.  The net premium revenue produced in NSIC from the traditional life products and accident and health products accounted for 9.4% and 3.8%, respectively, of total premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

CONSOLIDATED RESULTS OF OPERATIONS

Summary:

For the three months ended September 30, 2013, the Company had net income of $3,339,000, $1.35 per share, compared to a net loss of $627,000, $0.25 per share, for the same period last year. On a pretax basis, during the third quarter of 2013, the Company had income of $4,863,000 compared to a net loss of $1,357,000 during the third quarter of 2012. The primary components of third quarter 2013 income were $1.6 million in income from operations as well as realized capital gains from the sale of 2,739 acres of investment real estate consisting of timber property in Alabama. For the three months ended September 30, 2013, net realized investment gains were $3,297,000 compared to $1,703,000 for the same period last year. The realized gain from the timber property sale accounted for 68% of pretax income for the three months ended September 30, 2013.

For the three months ended September 30, 2013, earned premium revenue was $13,191,000 compared to $12,904,000 for the three months ended September 30, 2012; a $287,000 or 2.2% increase. The increase in revenue for the three months ended September 30, 2013 compared to the same period last year was primarily due to growth in dwelling fire premium income in the P&C segment.

Claims for the three months ended September 30, 2013 were $7,112,000 compared to $11,564,000 for the same period last year. During the three months ended September 30, 2013, the P&C segment had no material catastrophe losses. Catastrophe claims reported for the three months ended September 30, 2013 were $216,000 compared to $3,382,000 for the same period last year. The catastrophe claims reported during the third quarter of 2013 accounted for only 3% of claims incurred during the quarter while catastrophe claims composed 29.2% of incurred claims in the third quarter of 2012. The primary reason for the higher catastrophe claim activity in the prior year was $3,156,000 in reported losses and LAE from Hurricane Isaac.

For the nine months ended September 30, 2013, the Company had net income of $3,895,000, or $1.57 per share, compared to a net loss of $7,402,000, or $3.00 per share, for the same period last year. On a pretax basis, we had year to date income of $4,997,000 compared to a loss of $12,284,000 for the same period in 2012. In addition to $643,000 in year to date income from operations, we also had an increase in realized investment gains in 2013 compared to 2012. Year to date realized investment gains were $4,354,000 in 2013 compared to $2,774,000 for the same period last year. As mentioned previously, the Company realized capital gains from the sale of 2,739 acres of investment real estate consisting of timber property in Alabama. The timber property, carried at historical cost of $1.3 million prior to the sale, was sold for net proceeds of $4.6 million for a gain of $3.3 million. With regard to 2012, the primary contributing factors to the loss of $12,284,000 were expenses totaling $13,335,000 related to the litigation settlement during second quarter of 2012 as well as $3,156,000 in reported losses and LAE from Hurricane Isaac.

Year to date earned premium revenue was $39,163,000 for the nine months ended September 30, 2013 compared to $38,933,000 for the same period last year; an increase of 0.6%. Increases in dwelling fire premium revenue in the P&C segment were the primary reason for the increase in year to date premium revenue. However, the increase was offset by a reduction in premium revenue due to the discontinuation of all automobile lines of insurance which completed run-off in 2012 as well as the termination of our ocean marine program effective June 30, 2013.

Claims were $24,923,000 (63.6% of net premiums earned) for the nine months ended September 30, 2013 compared to $27,385,000 (70.3% of net premiums earned) for the same period last year, a 9.0% decrease. The primary reason for the decrease in claims in 2013 was a reduction in reported catastrophe claims and fire losses. Catastrophe claims reported during the first nine months of 2013 totaled $3,292,000 compared to $4,033,000 during the first nine months of 2012. The most significant cat event during 2013 occurred on March 18th impacting our policyholders in four states. This single cat event lead to reported losses totaling $2,475,000 or 75.2% of all catastrophe losses reported in the first nine months of 2013. The most significant cat event during 2012 was Hurricane Isaac (Catastrophe 87) which struck the Louisiana coast on August 29, 2012 and contributed $3,156,000 in reported losses and LAE. Hurricane Isaac claims accounted for 78.3% of all cat event claims reported through September 30, 2012. P&C segment year to date reported fire claims were down $653,000 at $8,886,000 compared to $9,539,000 for the same period last year; a decrease of 6.8%. During the first nine months of 2013, the P&C segment had 388 fire claims reported leading to an average per claim of $23,000 compared to 383 fire related claims reported during the first nine months of 2012 with an average per claim of $25,000.

Shareholders’ equity as of September 30, 2013 was $32,298,000 up $2,071,000 compared to $30,227,000 as of December 31, 2012. Book value per share increased $0.70 per share for the period ended September 30, 2013 to $12.95 per share compared to $12.25 per share at December 31, 2012. The primary reasons for the $0.70 increase in book value per share were $643,000 in pretax operating income as well as the sale of the timber property mentioned above. The timber property had a book value prior to the sale of $1.3 million. The property was sold on September 4, 2013, with net proceeds of $4.6 million and a pretax gain of $3.3 million.

Three months ended September 30, 2013 compared to three months ended September 30, 2012:

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,		Percent
	2013	2012	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$1,159	$1,182	(1.9)%
Accident and health insurance	608	502	21.1%
Total life, accident and health	1,767	1,684	4.9%

Property and Casualty operations:
Dwelling fire & extended coverage	7,446	6,905	7.8%
Homeowners (Including mobile homeowners)	5,674	5,785	(1.9)%
Ocean marine	—	275	(100.0)%
Other liability	408	357	14.3%
Private passenger auto liability	—	(9)	(100.0)%
Auto physical damage	—	(2)	(100.0)%
Total property and casualty	13,528	13,311	1.6%

Gross premiums earned	15,295	14,995	2.0%

Reinsurance premium ceded	(2,104)	(2,091)	0.6%

Net premiums earned	$13,191	$12,904	2.2%

Consolidated premium revenue was $13,191,000 for the three months ended September 30, 2013 compared to $12,904,000 for the same period last year; an increase of $287,000 or 2.2%. Our core P&C property programs were the primary source of the increase in earned premium for the current quarter compared to the same period last year. For the three months ended September 30, 2013, the P&C property programs had net earned premium revenue (net of reinsurance ceded) of $11,038,000 compared to $10,622,000 for the three months ended September 30, 2012.

With the discontinuation of all automobile lines in 2012 and the discontinuation of our marine insurance program in June of 2013, we have streamlined our operations to focus on our longtime core lines of property and casualty business, the home insurance market. With a combination of rate increases and modest organic growth, we increased P&C segment net earned premium 3.9% for the quarter compared to last year.

Investment income:
For the three months ended September 30, 2013, investment income was $1,046,000 compared to $1,140,000 for the same period last year; a decrease of $94,000. The decrease was primarily due to a one time increase in investment related expenses.

Realized investment gains and losses:
For the three months ended September 30, 2013, realized investment gains totaled $3,297,000 compared to $1,703,000 for the same period last year; an increase of $1,594,000.  The Company realized capital gains from the sale of 2,739 acres of investment real estate consisting of timber property in Alabama. The timber property, carried at historical cost of $1.3 million prior to the sale, was sold for net proceeds of $4.6 million leading to a pre-tax gain of $3.3 million.

Other income:
Other income was $163,000 for the three-month period ended September 30, 2013 compared to $258,000 for the three-month period ended September 30, 2012; a decrease of 36.8%.  Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.  Due to the discontinuation of the automobile program, billing, payment and policy fees decreased $20,000 in the P&C segment. In addition, we received an $86,000 recovery related to the timber property at the holding company level during the third quarter of 2012.

Policyholder benefits:
Policyholder benefits (claims) as a percent of net premiums earned were 53.9% for the three months ended September 30, 2013 compared to 89.6% for the three months ended September 30, 2012. Policyholder benefits for the three months ended September 30, 2013 were $7,112,000 compared to $11,564,000 for the same period last year; a decrease of 38.5%. The P&C segment had minimal claim activity resulting from storm systems classified as catastrophes by PCS during the three months ended September 30, 2013 compared to the same period last year. Catastrophe claims reported for the three months ended September 30, 2013 were $216,000 compared to $3,382,000 for the three months ended September 30, 2012. During the third quarter of 2012, the P&C segment was impacted by an increase in losses and LAE incurred from Hurricane Isaac totaling $3,156,000. Without the impact of Hurricane Isaac in the third quarter 2012, reported losses and LAE in the P&C segment from cat events were comparable at $216,000 for third quarter 2013 and $226,000 for third quarter 2012.

In addition to the reduction in reported claims from cat events in the third quarter of 2013 compared to the third quarter of 2012, the P&C segment also had a decline in non-catastrophe wind and hail claims for the same period. Non-catastrophe wind and hail claims were down 21.5% in the third quarter of 2013 compared to the same period last year. For the three months ended September 30, 2013, reported non-catastrophe wind and hail claims were $1,771,000 from 683 claims compared to $2,256,000 from 798 reported non-catastrophe wind and hail claims during the same period last year. The average per claim from non-catastrophe wind and hail claims for the three-month period ended September 30, 2013 and 2012 was $2,600 and $2,800, respectively.

The table below provides P&C segment reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and loss adjustment expenses (LAE) for the three months ended September 30, 2013 and 2012:

Three months ended September 30, 2013			Three months ended September 30, 2012
	Reported Losses & LAE	Claim Count		Reported Losses & LAE	Claim Count
Cat event			Cat event
Cat 14	$24,000	12	Cat 65	$5,000	3
Cat 15	13,000	5	Cat 67	42,000	7
Cat 17	11,000	5	Cat 69	—	—
Cat 22	21,000	6	Cat 71	—	—
Cat 91	(1,000)	—	Cat 72	3,000	1
Cat 92	(1,000)	—	Cat 73	—	—
Cat 93	141,000	62	Cat 83	108,000	38
Cat 95	8,000	3	Cat 87	3,156,000	1,070
Cat 99	—	—	Cat 88	68,000	12
	$216,000	93		$3,382,000	1,131

Non-cat wind & hail	$1,771,000	683	Non-cat wind & hail	$2,256,000	798

The P&C segment was impacted by two storm systems (Cat 17 and Cat 22) categorized as catastrophes during the three months ended September 30, 2013 compared to three storm systems (Cat 83, Cat 87 and Cat 88) during the three months ended September 30, 2012. Reported losses and LAE from the two cat events in third quarter 2013 totaled $32,000 from 11 claims, while reported losses and LAE from the three cat events during third quarter 2012 totaled $3,332,000 from 1,120 claims. The primary reason for the significantly higher reported claims from cat events during third quarter of 2012 was Hurricane Isaac which accounted for 94.7% of the claims reported from third quarter 2012 cat events. In addition to the third quarter cat events in 2013 and 2012, the P&C segment incurred development related to cat events from the first and second quarters of each respective year. For the three months ended September 30, 2013, cats from first and second quarter of 2013 had development totaling $184,000 with cat 93 from first quarter 2013 being the primary contributor. Cat events from the first and second quarter of 2012 had minimal development during third quarter of 2012 totaling $50,000.

Claims reported during the third quarter of 2013 from all current year cat events totaled $216,000, resulted in 93 claims and added 1.9 percentage points to the third quarter 2013 P&C segment loss ratio. Claims reported during the third quarter of 2012 from all 2012 cat events totaled $3,382,000, resulted in 1,131 claims and added 30.1 percentage points to the third quarter 2012 P&C segment loss ratio. The primary reason for the decrease for the three months ended September 30, 2013 compared to the same period last year were claims associated with Hurricane Isaac which occurred during third quarter 2012. The increase in the third quarter 2012 loss ratio was primarily associated with Hurricane Isaac which accounted for 28.1 of the 30.1 percentage point increase. The average cost per claim for the three months ended September 30, 2013 and 2012 from cat events in each year, was $2,300 and $3,000, respectively. None of the catastrophe events occurring in the first nine months of 2013 or 2012 exceeded our company retention under our catastrophe reinsurance agreement, therefore none of the losses are covered by reinsurance.

Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the three months ended September 30, 2013, policy acquisition costs were $2,694,000 compared to $3,005,000 for the same period last year. Policy acquisition costs were 20.4% of premium revenue for the third quarter of 2013 compared to 23.3% for the same period last year. A change in terms of one of our general agent contingent commission contracts in the P&C segment coupled with a decrease in first year commissions in the life segment were the primary reasons for the $311,000 decrease in policy acquisition costs for the third quarter of 2013 compared to the same period last year.

General Expenses:
General expenses were up $202,000 for the three months ended September 30, 2013 at $2,156,000 compared to $1,954,000 for the same period last year. General expenses were 16.3% and 15.1% of earned premium for the three months ended September 30, 2013 and 2012, respectively. The primary reason for the increase in third quarter general expenses was actuarial fees related to a system conversion in the life segment and an ongoing rate filing project in the P&C segment.

Litigation settlement and defense costs:
Litigation settlement costs were $0 for the three months ended September 30, 2013 compared to $76,000 for the same period last year. This line items reflects cost associated with Mobile Attic litigation which was settled in 2012. The primary reason for the decrease was that during the second quarter of 2012, the Company settled longstanding litigation related to the Company's sale of Mobile Attic, Inc. For additional information regarding litigation settlement expenses, refer to the Company's 2012 Annual Report on Form 10-K.

Taxes, licenses and fees:
Taxes, licenses and fees for the three months ended September 30, 2013 and 2012 were comparable at $438,000 and $452,000, respectively.  Taxes, licenses and fees as a percentage of earned premiums were 3.3% for the three months ended September 30, 2013 and 3.5% for the same period last year.

Interest expense:
Interest expense was up $123,000 or 39.5% at $434,000 for the three months ended September 30, 2013 compared to $311,000 for the same period last year. The primary reason for the increase was the addition of $10.5 million in debt related to the Mobile Attic litigation settlement.

Income taxes:
For the three-month period ended September 30, 2013, income tax expense was $1,524,000 compared to income tax benefit of $730,000 for the same period last year. An increase in deferred tax assets in our life segment from deferred premium and small life insurance deduction during the three-month period ended September 30, 2013 was the primary contributor to the reduction in income tax expense below the 34% statutory rate. In contrast, the primary reason for the $730,000 income tax benefit for the same period last year was the litigation settlement discussed previously which generated significant net operating loss carryforwards.

Net income (loss):
For the three months ended September 30, 2013, the Company had net income of $3,339,000 compared to a net loss of $627,000 for the same period last year. On a pretax basis, the Company ended the third quarter of 2013 with income of $4,863,000 compared to a loss of $1,357,000 for the same period last year. The primary components of third quarter 2013 pretax income were $1.6 million in operational income as well as $3,297,000 in capital gains. The primary contributor of the capital gains was the sale of 2,739 acres of timber property in September 2013. The property was carried at historical cost of $1.3 million and net proceeds from the sale were $4.6 million leading to a pretax gain of $3.3 million. The primary reason for the net loss for the three months ended September 30, 2012 were claims incurred from Hurricane Isaac totaling $3,156,000.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012:

Premium Revenue:
The table below provides earned premium revenue by segment for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,		Percent
	2013	2012	increase (decrease)
Life, accident and health operations:
Traditional life insurance	$3,715	$3,776	(1.6)%
Accident and health insurance	1,490	1,414	5.4%
Total life, accident and health	5,205	5,190	0.3%

Property and Casualty operations:
Dwelling fire & extended coverage	21,720	20,117	8.0%
Homeowners (Including mobile homeowners)	17,007	17,479	(2.7)%
Ocean marine	524	818	(35.9)%
Other liability	1,172	1,040	12.7%
Private passenger auto liability	—	319	(100.0)%
Commercial auto liability	—	6	(100.0)%
Auto physical damage	—	149	(100.0)%
Total property and casualty	40,423	39,928	1.2%

Gross premiums earned	45,628	45,118	1.1%

Reinsurance premium ceded	(6,465)	(6,185)	4.5%

Total earned premium revenue	$39,163	$38,933	0.6%

Consolidated premium revenue was $39,163,000 for the nine months ended September 30, 2013 compared to $38,933,000 for the same period last year; an increase of $230,000 or 0.6%. The increase was driven by growth in earned premium in the P&C segment dwelling fire program as well as growth in the life segment accident and health line of business. The P&C segment had a moderate 1.2% increase in gross premium revenue in 2013 compared to 2012. While the dwelling fire program had an 8% increase in year to date gross premium earned, the increase was partially offset by a decline in gross premiums earned in the ocean marine program which was discontinued on June 30, 2013 coupled with the termination of the automobile program in 2012.

Partially offsetting the increase in P&C gross premium revenue was an increase in ceded premium in the current year compared to the same period last year. For the nine months ended September 30, 2013, reinsurance premium ceded was up 4.5% compared to nine months ended September 30, 2012. The primary reason for the $280,000 increase was a timing difference related to the contract implementation date of our reinsurance premium protection (RPP) which was added to our reinsurance structure in April of 2012.

The life segment ended September 2013 with year to date gross premium revenue of $5,205,000; an increase of 0.3% compared to $5,190,000 through September 2012. A 5.4% increase in new business production from accident and health products was the primary factor contributing to the increase.

Investment income:
Investment income decreased $483,000 to $2,858,000 through September 30, 2013 compared to $3,341,000 through September 30, 2012.  During the first nine months of 2013, the value of our COLI decreased leading to investment expense totaling $100,000. In contrast, during the first nine months of 2012, the value of our COLI increased leading to investment income of $284,000. The changes in value were the primary reason for the decrease in investment income in the current year compared to the same period last year. In addition, average invested assets were down for the first nine months of 2013 compared to the same period last year and contributed to the overall decline in investment income.

Realized investment gains and losses:
For the nine months ended September 30, 2013 and 2012, realized investment gains were $4,354,000 and $2,774,000, respectively.  The primary factor contributing to the $1,580,000 year to date increase in realized capital gains was the $3.3 million pretax gain on the sale of timber property in the holding company. The timber property, carried at historical cost of $1.3 million dollars, was sold for $4.6 million.

Other income:
Other income was $480,000 through September 30, 2013 compared to $648,000 through September 30, 2012; a decrease of 25.9%.  Other income is primarily composed of billing, payment and policy fees associated with residential property and automobile policies issued in the P&C segment.  Due to the termination of our automobile programs, billing, payment and policy fees declined and was the primary reason for the overall reduction in other income for the current year.

Policyholder benefits:
Claims were $24,923,000 for the nine months ended September 30, 2013 compared to $27,385,000 for the same period last year; a decrease of $2,462,000 or 9.0%.  The primary reason for the current year decrease was a decline in claim activity from cat events and fire related losses the P&C segment in 2013 compared to 2012.

The table below provides P&C segment reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and loss adjustment expenses (LAE) for the nine months ended September 30, 2013 and 2012:

Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Reported Losses & LAE	Claim Count		Reported Losses & LAE	Claim Count
Cat event			Cat event
Cat 14	$222,000	64	Cat 65	$187,000	50
Cat 15	159,000	49	Cat 67	486,000	156
Cat 17	11,000	5	Cat 69	3,000	1
Cat 22	21,000	6	Cat 71	10,000	1
Cat 91	233,000	46	Cat 72	10,000	6
Cat 92	101,000	25	Cat 73	5,000	1
Cat 93	2,475,000	743	Cat 83	108,000	38
Cat 95	35,000	9	Cat 87	3,156,000	1,070
Cat 99	35,000	9	Cat 88	68,000	12
	$3,292,000	956		$4,033,000	1,335

Non-cat wind & hail	$6,222,000	2,227	Non-cat wind & hail	$6,244,000	2,273

During the first nine months of 2013, the P&C segment was impacted by nine cat events totaling $3,292,000. The P&C subsidiaries incurred 956 claims from these cat events. These claims contributed 9.7 percentage points to the P&C segment loss ratio. The average cost per claim related to the 2013 cat events was $3,400. The largest 2013 cat event was Cat 93 having reported losses totaling $2,475,000. Cat 93 increased the P&C segment loss ratio 7.3 percentage points and accounted for 75.2% of all 2013 reported cat losses. In comparison, the P&C subsidiaries were also impacted by nine cat events during the first nine months of the prior year totaling $4,033,000 and incurred 1,335 claims. The average cost per claim was $3,000 from the 2012 cat events. The largest cat event during 2012 was Hurricane Isaac (Cat 87) which struck the Louisiana coast on August 29, 2012 and contributed $3,156,000 in reported losses and LAE. Hurricane Isaac claims accounted for 78.3% of all cat event claims reported through September 30, 2012.

Year to date 2013 non-catastrophe wind and hail claims in the P&C segment was virtually unchanged compared to the same period last year. For the nine months ended September 30, 2013, the P&C segment had reported non-cat wind and hail losses of $6,222,000 compared to $6,244,000 for the same period last year; a decrease of $22,000 or 0.4%. The reported non-cat wind and hail losses added 18.3 percentage points to the 2013 P&C segment loss ratio while reported non-cat wind and hail losses added 18.5 percentage points to the 2012 P&C segment loss ratio. The non-cat wind and hail claims reported in 2013 had an average cost per claim of $2,800 compared to $2,700 for non-cat wind and hail claims reported during the same period last year. Claims from events that are not severe enough to be classified as catastrophes by Property Claims Service typically consist of isolated straight line wind and hail events and thus typically have a significantly lower cost per claim compared to tornado losses.

Fire losses incurred in the P&C segment were down $653,000 through September 2013 compared to the same period last year. The P&C subsidiaries incurred fire losses totaling $8,886,000 in 2013 compared to $9,539,000 in 2012. The fire losses reported during 2013 resulted in 388 claims compared to fire losses reported during 2012 from 383 claims. These losses had an average cost per claim of $23,000 and $25,000 for 2013 and 2012, respectively.

Life segment claims were down 11.7% ending September 2013 at $3,449,000 compared to $3,907,000 for the same period last year. Declines in claims incurred in both the ordinary and industrial lines of business were the primary reasons for the $458,000 decrease in year to date claims in the life segment for 2013 compared to 2012.

Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the nine months ended September 30, 2013, policy acquisition costs were $8,027,000 compared to $8,710,000 for the same period last year; a decrease of $683,000. A change in terms of one of our general agent contingent commission contracts in the P&C segment coupled with a 13% decrease in year to date first year commissions in the life segment were the primary reasons for the decrease in policy acquisition costs for 2013 compared to the same period last year.

General Expenses:
General expenses were down $78,000 through September 30, 2013 at $6,199,000 compared to $6,277,000 through September 30, 2012.  General expenses were 15.8% of earned premium revenue in 2013 compared to 16.1% of earned premium revenue in 2012. The reduction in general expenses was primarily associated with a reduction in costs associated with the discontinued auto programs, reduction of litigation expense and continued company wide cost reduction measures.

Litigation Settlement:
Litigation settlement expenses were $0 for the nine months ended September 30, 2013 compared to $13,335,000 for the same period last year. On June 18, 2012, the Company settled longstanding litigation related to the Company's sale of Mobile Attic, Inc. The final settlement and legal costs incurred resulted in expenses of $13,335,000 in the first nine months of 2012. Additional information and discussion related to the settlement can be found in the 2012 Annual Report on Form 10-K.

Taxes, licenses and fees:
Taxes, licenses and fees were up $16,000 for the nine months ended September 30, 2013 at $1,398,000 compared to $1,382,000 for the same period last year.  Taxes, licenses and fees as a percentage of earned premiums were 3.6% through September 2013 compared to 3.5% through September 2012.

Interest expense:
Interest expense was $1,311,000 for the nine months ended September 30, 2013 compared to $891,000 for the same period last year. The primary reason for the increase was interest associated with debt associated with the Mobile Attic litigation settlement.

Income taxes:
For the period ended September 30, 2013, income tax benefit totaled $1,102,000 compared to income tax benefit of $4,882,000 for the same period last year. Income tax expense was composed of current taxes totaling $552,000 for the nine months ended September 30, 2013 compared to $583,000 for the nine months ended September 30, 2012. Deferred tax expense totaled $550,000 for 2013 compared to a deferred tax benefit of $5,465,000 for 2012. The primary changes impacting current year income taxes were an increase in deferred tax assets from deferred premium and the small life deduction in the life segment coupled with the reduction in litigation settlement expense in 2013 compared to 2012.

Net (loss) income:
For the nine months ended September 30, 2013, the Company had net income of $3,895,000 compared to a net loss of $7,402,000 for the same period last year. On a pretax basis, the Company had year to date income of $4,997,000 compared to a loss $12,284,000 for the same period last year. The primary components of the current year income were $643,000 in income from operations coupled with an increase in year to date capital gains compared to the same period in 2012. Year to date capital gains were $4,354,000 with the $3.3 million gain from the timber property sale mentioned previously being the primary contributor. The timber property was carried at historical cost of $1.3 million and net proceeds from the sale were $4.6 million leading to the pretax gain of $3.3 million. The primary reason for the net loss for 2012 were claims incurred from Hurricane Isaac totaling $3,156,000.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of September 30, 2013, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,155	$—	$1,155	1.50%
Maturity in 1-5 years	15,140	271	15,411	19.98%
Maturity in 5-10 years	26,309	195	26,504	34.35%
Maturity after 10 years	33,661	412	34,073	44.17%
	$76,265	$878	$77,143	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately $3,800,000 declines in the market value of fixed income investment. Alternatively, a 100 basis point decrease in interest rates will generate approximately $3,800,000 in increases in market value of fixed income investments.

At September 30, 2013, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $32,298,000, up $2,071,000 compared to $30,227,000 at December 31, 2012.  Components of the change in equity were a net income of $3,895,000, reduction in accumulated unrealized gains on investments of $2,185,000, a net unrealized gain of $324,000 related to interest rate swaps, common stock issued of $27,000, additional paid in capital of $196,000 and cash dividends paid totaling $186,000.

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
While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 7% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $5,596,000 in cash and cash equivalents at September 30, 2013, compared to $4,899,000 at September 30, 2012. Net income of $3,895,000 for the nine months ended September 30, 2013 contributed to the $452,000 in cash provided by operations compared to cash used the same period last year totaling $13,819,000. The Company sold 2,739 acres of investment real estate with a carrying value of approximately $1.3 million on September 3, 2013. A realized pretax gain of $3,308,000 on the sale was a primary contributor to net income for the period. Negative cash flows from operations in the prior year were related to the settlement of Mobile Attic litigation and losses from Hurricane Isaac.

Net cash provided by investing activities totaled $2,288,000 for the nine months ended September 30, 2013, compared to $3,863,000 for the same period last year. At December 31, 2012, the Company had $6,779,000 in cash which was subsequently reduced by the purchase of available-for-sale securities, primarily fixed income investments. These purchases were partially offset by $4,847,000 in proceeds from the sale of investment real estate.

Net cash used in financing activities totaled $3,923,000 for the nine months ended September 30, 2013 compared to net cash provided of $11,462,000 for the same period last year. As previously discussed, the Company sold investment real estate during the quarter. This property collateralized a $4,000,000 operating line of credit. Proceeds from the sale were used to pay off the $4,000,000 credit line as well as an additional $200,000 drawn on a short-term operating line of credit. In July 2012, the Company executed an installment note in the amount of $13,000,000 to finance the settlement obligation related to the Mobile Attic litigation. As of September 30, 2013, a total of $10,500,000 was outstanding including a current installment due in November of 2013 of $1,167,000 included in short-term notes payable and current portion of long-term debt. Also included in long-term debt held by the Company is the issuance of $9,279,000 in subordinated debentures completed on December 15, 2005. The subordinated debentures mature December 15, 2035. In addition, a second issuance of $3,093,000 in subordinated debentures completed June 21, 2007. The second issue matures June 15, 2037 and may be redeemed following the fifth anniversary of issuance. The Company had a total of $21,705,000 of long-term debt outstanding as of September 30, 2013, down $3,634,000 from $25,339,000 at December 31, 2012. As of September 30, 2013, the Company had $1,200,000 in available lines of credit to allow flexibility with respect to cash management at the holding company level. The Company maintains a $700,000 operating line of credit with a local bank that is up for renewal in February 2014. The Company also has a $500,000 line of credit with another local bank that matures in September 2017. The company had no outstanding short-term notes payable as of September 30, 2013.

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

Our P&C segment is the primary source of dividends to the holding company and, while capital levels remain adequate to operate our existing business, the lack of growth in P&C capital has hampered the subsidiary's ability to pay dividends upstream to the holding company in the near term despite capacity within regulatory limits. While operating results in the P&C segment improved in the third quarter of 2013, future poor operating results could adversely impact the holding company's ability to meet debt service requirements as subsidiary dividend capacity remains under pressure. Management continues to monitor subsidiary capital levels with respect to paying dividends to the holding company. Managing liquidity of the holding company is a continued priority.

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

Due to the erosion in capital levels in the P&C subsidiaries over the past two years, we have made changes in order to reduce capital/surplus strain in the P&C subsidiaries and help protect capital levels from substantial further erosion resulting from a major catastrophic event. These changes include a combination of reduction in underwriting leverage and an increase in catastrophe reinsurance protection. A summary of each change follows:

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

•
We have incurred substantial losses from catastrophe events over the past seven years. These events have driven up catastrophe reinsurance cost and forced our catastrophe reinsurance deductible up from $2 million in 2005 to $4 million in our 2013 renewal. As our cat retention has increased, we have attempted to achieve higher margins in our insurance rate structure in order to compensate for the additional risk of the higher catastrophe reinsurance retention but with limited success due to regulatory constraints primarily because this additional retention was not a "hard dollar" cost in our rate structure. So, since we were limited in our ability to increase margins for this additional retained risk and due to the capital erosion incurred in 2011, in the second quarter of 2012, we placed additional reinsurance cover in the form of reinsurance premium protection (RPP). The RPP cover will serve to reduce our risk from a major catastrophe and strengthen our capital position. The effect of adding this additional RPP cover is to reduce our modeled 100 year event net cost (net of reinsurance recoveries) from approximately $9 million (pretax) to an estimated $4.5 million (pretax). A 100 year event is defined as an event that has approximately a 1% probability of occurring in a given year. This additional cover added $1,050,000 to our cat reinsurance cost in the first nine months of 2013.

The Company reached settlement in litigation related to its divestiture of Mobile Attic, Inc. in June 2012. Under the terms of the settlement agreement, the Company will pay a total of $13 million to the plaintiff. In order to manage the liquidity constraints, the settlement is in the form of an interest-bearing note with amounts to be paid over nine years with the ability to defer payments in years in which the Company's P&C subsidiaries incur cumulative catastrophe losses exceeding $3.5 million, thus allowing capital management flexibility in the P&C subsidiaries. To date in 2013, the Company has incurred just over $3.3 million in catastrophe losses. Under the terms of the agreement, the annual debt service on the note cannot be less than the dividends paid to our shareholders in the last twelve months. The Company made an initial payment of $2,500,000 in September 2012. The remaining principal will be repaid in nine annual installments of $1,167,000. Accrued and unpaid interest shall be payable with each installment of principal based on the prime rate published in the Wall Street Journal plus 1%.

Cash to fund the litigation settlement will come from two primary sources. First, the holding Company has significant deferred tax assets associated with a net operating loss (NOL) carryforward generated by a combination of this settlement and defense costs incurred over the prior two years. This NOL carryforward will generate tax benefits that will offset a portion of future tax liabilities of the P&C insurance subsidiaries in our consolidated tax returns. It is expected that this NOL carryforward will generate approximately $5 million in tax benefits over the term of the settlement.

Second, dividends and management fees paid by the insurance subsidiaries will provide an additional source of proceeds to pay this obligation. Although not a preferred source of flexibility, the Company can also defer interest payments on the trust preferred securities to provide additional operating cash flow. In the event that the Company elects to defer interest payments, shareholder dividends will be suspended until interest payments are current.

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

The three potential risks related to the Company’s fixed maturity portfolio are interest rate risk, prepayment risk, and default risk.  The Company incurred a reduction in the market value of fixed income investments during the second quarter of 2013 due to a rise in interest rates. While interest rates stabilized during the third quarter of 2013, the upward shift in interest rates during the second quarter did lead to a reduction in market value of our fixed income investments. During the second quarter of 2013, the 10-year treasury interest rate increased 66 basis points from 1.86% to 2.52%, a 35.5% increase. During this same period, the 5-year treasury interest rate increased 65 basis points from .76% to 1.41%, an 85.5% increase. The impact of these substantial and sudden increases in interest rates during the second quarter is reflected in the decline in the Company's accumulated gross unrealized gains on available-for-sale fixed maturity investments which were $1,337,000 at September 30, 2013 compared to $4,616,000 at December 31, 2012. In order to successfully implement the Company's investment strategies, including strategies necessary to pass regulatory scrutiny, and to reasonably match liability durations of the insurance subsidiaries, interest rate risk cannot be eliminated. The Company uses various methods of analysis to monitor the impact of significant changes in interest rates including shock analysis. The following table shows the projected percent and portfolio market price change in value of the fixed income portfolio (holdings as of September 30, 2013) of a 100 and 200 basis point parallel shift in market interest rates.

Fixed Income Portfolio Market Risk Shock Analysis at September 30, 2013
Data Category	Down 200	Down 100	Base Case	Up 100	Up 200
Percent Change	9.35	5.02	—	(5.00)	(10.21)
Market Price	112.61	108.15	102.99	97.84	92.47

The primary risk related to the Company’s equity portfolio is equity price risk. The Company has not incurred material losses in its investment portfolio in the nine months ended September 30, 2013 related to changes in value of equity investments.  Changes are discussed in detail under Item 2 of this Form 10-Q.

For further information regarding market risk, reference is made to the Company’s Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine-month period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.  Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended September 30, 2013

Date of Report	Date Filed	Description

July 19, 2013	July 23, 2013	Press release, dated July 23, 2013, issued by The National Security Group, Inc.

August 14, 2013	August 14, 2013	Press release, dated August 14, 2013, issued by The National Security Group, Inc.

September 4, 3013	September 5, 2013	Item 7.01- announcement of sale of investment real estate.

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

Date: November 14, 2013