Form 10-K
period 2013-12-31
NATIONAL SECURITY GROUP INC
filed 2014-03-21
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal Period Ended December 31, 2013

or

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $10,908,436

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 21, 2014

Common Stock $1.00 par value	2,494,480 shares

THE NATIONAL SECURITY GROUP, INC.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Definitive proxy statement for the 2013 Annual Meeting of Stockholders to be held May 16, 2014 is incorporated by reference into Part III of this report. The proxy statement will be filed no later than 120 days from December 31, 2013.

2.	Current Report on Form 8-K for event occurring on March 7, 2014 is incorporated into Part IV of this report.

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

The property and casualty subsidiaries of the Company, National Security Fire and Casualty (NSFC), and Omega One Insurance Company (Omega), primarily write personal lines dwelling coverage including dwelling fire and windstorm, homeowners and mobile homeowners lines of insurance in ten states. Property and casualty insurance is the most significant industry segment, accounting for 87% of total premium revenues.

The Company's life insurance subsidiary, National Security Insurance Company (NSIC), offers a basic line of life and health and accident insurance products in seven states.

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

Industry Segment and Geographical Area Information

Property and Casualty Insurance Segment
The Company's property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. This segment will be referred to throughout this report as NSFC, property-casualty segment or P&C segment. NSFC is licensed to write property and casualty insurance in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia, and operates on a surplus lines basis in the state of Louisiana. Omega is licensed to write insurance in Alabama and Louisiana.

The following table indicates allocation percentages of direct written premium by state for the two years ended December 31, 2013 and 2012:

State	Percent of Direct Written Premium
	2013		2012
Alabama	$16,811,000	30.20%	$15,858,000	29.62%
Arkansas	2,730,000	4.90%	2,711,000	5.06%
Georgia	5,819,000	10.46%	5,196,000	9.70%
Louisiana	7,643,000	13.73%	7,184,000	13.42%
Mississippi	10,199,000	18.32%	9,382,000	17.52%
South Carolina	6,178,000	11.10%	6,141,000	11.47%
Florida	(14,000)	(0.02)%	86,000	0.16%
Missouri	—	—%	6,000	0.01%
Oklahoma	3,070,000	5.52%	2,237,000	4.18%
Tennessee	3,217,000	5.78%	3,062,000	5.72%
Texas	6,000	0.01%	1,681,000	3.14%
	$55,659,000	100.00%	$53,544,000	100.00%

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

The following table sets forth the premiums earned and pretax income during the periods reported for the property and casualty insurance segment (dollars in thousands):

	Year Ended December 31,
	2013	2012
Net premiums earned:
Fire, allied lines and homeowners	$45,417	$43,962
Automobile	—	474
Other	358	770
Total net earned premium	$45,775	$45,206
Income before taxes	$6,266	$2,552

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

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2013 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate. Due to the relatively short tail nature of the property and casualty subsidiaries' claim liabilities, the Company does not discount loss reserves for the time value of money. Dollar amounts are in thousands.

		2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Gross unpaid losses per
Consolidated Balance Sheet		$11,343	$13,094	$19,511	$12,498	$11,973	$14,436	$12,646	$13,184	$14,386	$11,214	$8,734
Ceded reserves		(1,232)	(2,611)	(8,560)	(1,783)	(555)	(2,421)	(549)	(1,329)	(2,381)	(1,229)	(782)
Net unpaid losses		$10,111	$10,483	$10,951	$10,715	$11,418	$12,015	$12,097	$11,855	$12,005	$9,985	$7,952

Cumulative net payments:	1 year later	$5,567	$5,584	$7,384	$6,438	$4,797	$5,636	$5,349	$5,738	$4,035	$4,827
	2 years later	6,765	7,006	9,063	8,103	6,496	6,350	6,305	7,239	5,346
	3 years later	7,038	7,521	10,198	9,652	6,767	6,725	6,764	7,841
	4 years later	7,274	7,811	11,439	10,094	6,976	6,980	7,244
	5 years later	7,351	8,018	11,763	10,360	7,202	7,295
	6 years later	7,390	8,006	11,900	10,662	7,213
	7 years later	7,398	8,024	12,012	10,810
	8 years later	7,400	8,056	12,141
	9 years later	7,419	8,050
	10 years later	7,419

Net Liability re-estimated:	1 year later	9,186	9,042	11,844	11,817	9,046	9,438	8,621	11,443	9,606	9,354
	2 years later	8,607	9,118	11,827	11,061	8,739	7,916	8,869	11,064	8,439
	3 years later	8,098	8,669	12,161	11,121	7,739	8,179	9,033	9,725
	4 years later	7,863	8,404	12,337	10,792	7,792	8,514	8,418
	5 years later	7,629	8,274	12,178	11,089	8,010	7,855
	6 years later	7,570	8,135	12,372	11,413	7,636
	7 years later	7,484	8,184	12,699	11,175
	8 years later	7,500	8,093	12,451
	9 years later	7,430	8,070
	10 years later	7,419

Net cumulative redundancy (deficiency)		$2,692	$2,413	$(1,500)	$(460)	$3,782	$4,160	$3,679	$2,130	$3,566	$631
Our reported results, financial position and liquidity could be affected by changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

	For The Years Ended December 31,
	2013		2012
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
*Loss and LAE reserves are in thousands
(10.0)%	$7,861	2.61%	$10,093	3.71%
(7.5)%	8,079	1.96%	10,373	2.78%
(5.0)%	8,297	1.31%	10,653	1.86%
(2.5)%	8,516	0.65%	10,934	0.93%
Reported	8,734	—%	11,214	—%
2.5%	8,952	(0.65)%	11,494	(0.93)%
5.0%	9,171	(1.31)%	11,775	(1.86)%
7.5%	9,389	(1.96)%	12,055	(2.78)%
10.0%	9,607	(2.61)%	12,335	(3.71)%

While our reserve estimates have had more significant variability in the past, we believe that the scenarios presented above are most reasonable as our methodology has become more seasoned, and we have maintained continuity of staff involved in the reserving process.

Life Insurance Segment
National Security Insurance Company (NSIC), a wholly owned subsidiary organized in 1947, conducts the Company's life insurance business. This segment will be referred to throughout this report as NSIC, Life Company, or Life segment. NSIC is licensed to write insurance in seven states: Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

The following table indicates NSIC's percentage of direct premiums collected by state for the two years ended December 31, 2013 and 2012:

State	Percentage of Total Direct Premiums
	2013		2012
Alabama	$3,923,000	58.75%	$3,959,000	58.17%
Georgia	1,361,000	20.38%	1,408,000	20.69%
Mississippi	699,000	10.47%	678,000	9.96%
South Carolina	446,000	6.68%	476,000	6.99%
Texas	176,000	2.64%	169,000	2.48%
Florida	71,000	1.07%	116,000	1.71%
Tennessee	1,000	0.01%	—	—%
	$6,677,000	100.00%	$6,806,000	100.00%

NSIC has two primary methods of distribution of insurance products: independent agents and home service (career) agents.  The independent agent distribution method accounts for 62.3% of total premium revenue in the life insurance segment. Approximately 200 agents of the Company's independent agents produced new business during 2013. The home service distribution method of life insurance products accounts for 31.5% of total premium revenue in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent.  The Company employed seven career agents and one regional manager as of December 31, 2013. The remaining 6.2% of premium revenue consists of the following:  a book of business acquired from a state guaranty association in 2000 (2.4%), premium generated through direct sales of school accident insurance (3.6%), and other miscellaneous business serviced directly through the home office (0.2%).

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

The following table displays a schedule of 2013 life segment premium produced by product and distribution method (dollars in thousands):

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$67	$—	$39
Ordinary	1,775	2,777	26
Group Life	—	14	59
A&H Group	—	—	252
A&H Other	263	1,366	39
Total Premium by Distribution Method	$2,105	$4,157	$415

The following table sets forth certain information with respect to the development of the Life Company's business (dollars in thousands):

	Year ended December 31,
	2013	2012
Life insurance in force at end of period:
Ordinary-whole life	$169,400	$170,800
Term life	21,700	21,400
Industrial life	18,800	19,500
	$209,900	$211,700
Life insurance issued:
Ordinary-whole life	$26,000	$24,800
	$26,000	$24,800
Net premiums earned:
Life insurance	$4,652	$4,745
Accident and health insurance	1,939	1,864
	$6,591	$6,609

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

Investments
A significant percentage of the total income for the Company is tied to the performance of its investments. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company. Our investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities. At December 31, 2013, investments comprise 74.7% of total assets, and investment income (including realized gains) comprises almost 13.4% of total revenues evidencing the significant impact investments can have on financial results. Because the Company's insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The Company's investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

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

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by NSIC in 2013 averaged approximately 11.8% of premiums. Commissions paid by NSFC in 2013 averaged approximately 15% of premiums. During 2013, one independent agent, accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. The net earned premium from this general agent totaled $6,057,000 or 13.2% of total P&C segment net earned premium. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2013, NSIC employed seven career agents and one regional manager. NSIC also had approximately 200 independent agents actively producing new business.

At December 31, 2013, NSFC had contracts with approximately 1,400 independent agencies in eleven states.

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

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer's assets, including investments and an insurer's liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company's total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2013, each subsidiary exceeds any levels that would require regulatory actions.

A.M. Best Rating
A.M. Best Company is a leading provider of insurance company financial strength ratings and insurance company issuer credit ratings. Best's financial strength ratings and issuer credit ratings provide an independent opinion based on comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile. All of our insurance companies have been assigned ratings by A.M. Best Co (Best).  On November 20, 2013, Best affirmed the financial strength rating (FSR) of B++ (Good) and the issuer credit rating (ICR) of "bbb" of NSFC. Best maintained the negative outlook on both of NSFC's ratings. In addition, Best affirmed the FSR of B+(Good) and ICR of "bbb-" of Omega and NSIC. The outlook for all of these ratings is stable. Best also affirmed the ICR of "bb" of the parent holding company, NSEC, with a negative outlook. For the latest ratings, you can access www.ambest.com.

Demotech Rating
The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On November 22, 2013, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

Employees
The Company itself has no management or operational employees. Instead, all human resource activities are within the subsidiary National Security Insurance Company. NSIC employed 101 staff members as of December 31, 2013, none of which were represented by a labor union. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with National Security Insurance Company whereby the Company and the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. The Company, through NSIC, is represented by 8 employee agents in Alabama. The Company's property and casualty subsidiaries had approximately 1,400 independent (non-employee) agents producing business at December 31, 2013. We consider our employee relations to be good.

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

Underwriting and product pricing
The insurance subsidiaries maintain underwriting departments that seek to evaluate the risks associated with the issuance of an insurance policy. NSIC accepts standard risks and, to an extent, substandard risks. In the case of the property and casualty subsidiaries, the underwriting staff attempts to assess, in light of the type of insurance sought by an applicant, the risks associated with a prospective insured or insurance situation. The underwriting assessment may involve various components in the risk evaluation process including, but not limited to, potential liability or fire hazards, age of dwelling, loss history, credit history of insured, employment status, location of fire department, home value, home heat source, and general maintenance of the property. In general, the property and casualty subsidiaries specialize in writing nonstandard risks.

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

•
Our catastrophe reinsurance cost is negotiated annually and effective January 1 of each year. The reinsurance market in which we operate is unregulated, and our reinsurance cost is based on negotiated rates that adjust annually. Due to increased frequency of storms over the past decade and cycles of limited reinsurance market capacity, we often experience rate increases in which we have limited ability to negotiate and often cannot include these increases in our rates until the new reinsurance agreement is negotiated. Due to increased cat loads in more storm prone areas, significant year over year increases in cat cost can often temporarily eliminate our profit margins in some areas and significantly compress our overall profit margins priced into our insurance coverages.

•
We have a geographic concentration in the Southeastern U.S. which is exposed to significant hurricane risk. We believe that we are often not adequately compensated for certain heavily exposed risk through a combination of limits on allowable margin and regulatory delays in obtaining rate increases. We often have to manage these exposures using alternatives to pricing, such as limits on new business production, to help us manage exposure concentrations and protect our capital position.

•
Due to increasing catastrophe reinsurance cost, we have incurred increases in our reinsurance retentions/deductibles over the past decade years. Again, due to limits to profit margins, we are often not adequately compensated for the increased risk associated with these higher reinsurance retentions due to overall limits on margins in some of the states in which we operate.

Reinsurance, risk of loss from catastrophic event and geographic concentration
Both insurance subsidiaries customarily reinsure with other insurers certain portions of the insurance risk. The primary purpose of such reinsurance arrangements is to enable the Company to limit its risk on individual policies, and in the case of property insurance, limit its risk in the event of a catastrophe in various geographic areas. A reinsurance arrangement does not discharge the issuing company from primary liability to the insured, and the issuing company is required to discharge its liability to the insured even if the reinsurer is unable to meet its obligations under the reinsurance arrangements. Reinsurance, however, does make the reinsurer liable to the issuing company to the extent of any reinsurance in force at the time of the loss. Reinsurance arrangements also decrease premiums retained by the issuing company since that company pays the reinsuring company a portion of total premiums based upon the amount of liability reinsured. NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured. NSFC and Omega generally reinsure with third-parties any liability in excess of $225,000 on any single policy. In addition, the property and casualty subsidiaries have catastrophe excess reinsurance, which provided protection in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane.

During 2013, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2013 and 2012. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2013 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed. This reinsurance structure is expected to remain unchanged in 2014.

The property and casualty subsidiaries utilize our actual in force policy data modeled utilizing two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Based on modeling results utilized in 2013 and 2012, the Company was reinsured at approximately a 250 year event level. While this estimate is subject to some uncertainty and model risk, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

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

Climate change
Some scientific evidence supports that there have been and continue to be significant changes in climate including temperature, precipitation and wind resulting from various natural factors, processes, and human activities. Rising temperatures and changes in weather patterns could impact storm frequency and severity in our coverage areas. Increases in storm frequency and severity could negatively impact reinsurance costs impacting product pricing and the areas in which we offer our products. With respect to our property and casualty segment, climate change may impact the types of storms that impact our coverage areas as well as the frequency and severity of storms, thereby impacting reinsurance placement and rates. With respect to our life insurance segment, climate change may impact life expectancies, thereby influencing mortality assumptions used in pricing assumptions and reserve calculations. Climate change could impact future product offerings, exclusions and/or policy limitations.

The Company may be impacted by domestic legislation and regulation related to climate change. Governmental mandates could impede our ability to make a profit with our current product offerings, limit the products we can offer and/or impact the geographic locations in which we offer our products.

The impact of climate change cannot be quantified at this time.

Reserve liabilities
NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2013, the total reserves of NSIC (consisting of reserves for accident and health insurance) were approximately $33.3 million. We believe, based on current available information, reserves for future policy benefits are adequate. However, we are currently in a period of persistent low interest rates, and should this period of low rates be sustained over the long term, it can impair our ability to make sufficient returns to cover future policy liabilities. Also, should actual mortality, morbidity, expense or withdrawal assumption differ materially from assumptions, our operating results could be negatively impacted.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2013, the property and casualty subsidiaries had reserves for unpaid claims of approximately $8.7 million, before subtracting unpaid claims due from reinsurers of $782,000, leaving net unpaid claims of $8.0 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2013 or 2012. The Company believes, based on current available information, such reserves are adequate to provide for settlement of claims.

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

Financial Ratings
The insurance subsidiaries are rated by the independent insurance rating agencies A.M. Best and Demotech. A downgrade in our ratings from either of these rating agencies could adversely impact our ability to maintain existing business or generate new business. See page 12 of this Form 10-K for additional information on our current financial ratings.

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

Many states in which the insurance subsidiaries operate, including Alabama, have laws requiring that insurers become members of guaranty associations. These associations guarantee that benefits due policyholders of insurance companies will continue to be provided even if the insurance company which wrote the business is financially unable to fulfill its obligations. To provide these benefits, the associations assess the insurance companies licensed in a state that write the line of insurance for which coverage is guaranteed. The amount of an insurer's assessment is generally based on the relationship between that company's premium volume in the state and the premium volume of all companies writing the particular line of insurance in the state. The Company has paid no material amounts to guaranty associations over the past two years. These payments, when made, are principally related to association costs incurred due to the insolvency of various insurance companies. Future assessments depend on the number and magnitude of insurance company insolvencies, and such assessments are therefore difficult to predict.

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

Investment Risk and Liquidity
Our invested assets are managed by company personnel. The majority of these investments consist of fixed maturity securities. These securities are subject to price fluctuations due to changes in interest rates, and unfavorable changes could materially reduce the market value of the Company's investment portfolio and adversely impact our financial condition and results of operations. Fixed maturity investments are managed in light of anticipated liquidity needs and duration of liabilities. Should we experience a significant change in liquidity needs for any reason, we may be forced to sell fixed maturity securities at a loss to cover these liquidity needs. Changes in general economic conditions, the stock market and various other external factors could also adversely impact the value of our investments and consequently our results of operations and financial condition.

Impact of economic and credit market conditions on our investments
Our investment portfolio is exposed to economic and financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. Events that unfolded in the latest recession had a material impact on the valuations of our investments. Economic and credit market conditions during the recession adversely affected the ability of some issuers of investment securities to repay their obligations and may further affect the values of investment securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could adversely impact our results of operations and financial condition.

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

The Company and its subsidiaries own certain real estate investment properties. Following the sale of 2,739 acres of timber property during 2013, the Company owns approximately 211 acres of real estate in Coffee County in Alabama. There was no timber revenue during 2013 compared to $87,000 during 2012. There were no gains on timber sales during 2013 compared to $71,000 in 2012. The Company had realized gains from the sale of timber property of $3,308,000 during 2013.

We also own approximately 100 acres of undeveloped commercial real estate in Greenville, Alabama. We sell undeveloped lots from this development, and the development has no depreciable improvements.

Capitalized along with the Greenville property are site preparation costs, including clearing, filling and leveling of land. There are no improvements such as paving, parking lots or fencing that would be recorded as land improvements and depreciated over the appropriate useful life.

Item 3. Legal Proceedings

As disclosed in Note 16 to these consolidated financial statements regarding contingencies, the Company was involved in litigation related to its divestiture of Mobile Attic, Inc. In June 2012, the matter was settled. Under the terms of the settlement agreement, the Company will pay a total of $13 million to the plaintiff. Further information regarding events leading to settlement and settlement details found within the Company's discussion of Liquidity and Capital Resources as well as in Note 16 to the consolidated financial statements.

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

The following table sets forth the high and low sales prices per share, as reported by NASDAQ, during the period indicated:

	Stock Closing Prices
	2013		2012
	High	Low	High	Low

First Quarter	$8.58	$7.76	$9.91	$7.67
Second Quarter	$8.22	$6.84	$9.36	$8.01
Third Quarter	$7.62	$6.13	$9.36	$8.00
Fourth Quarter	$10.23	$6.04	$8.58	$7.58

Shareholders
The number of shareholders of the Company's common stock was approximately 1,200, and the Company had 2,494,480 shares of common stock outstanding on March 21, 2014.

Dividends
The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

	Dividends Per Share
	2013	2012
First Quarter	$0.025	$0.10
Second Quarter	$0.025	$0.10
Third Quarter	$0.025	$0.10
Fourth Quarter	$0.025	$0.025

Discussion regarding dividend restrictions may be found on page 40 of the Managements' Discussion and Analysis as well as in Note 12 of the Consolidated Financial Statements.

The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions. Total shareholder dividends paid in 2013 totaled $248,000.

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

The following table sets forth securities authorized for issuance under the Company's equity compensations plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	172,120
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	172,120

Item 6. Selected Financial Data

Under smaller reporting company rules we are not required to disclose information required under Item 6. However, in order to provide information to our investors, we have elected to provide certain selected financial data.

Five-Year Financial Information (dollars in thousands, except per share):

Selected Financial Data:	2013	2012	2011	2010	2009
Net premiums earned	$52,366	$51,815	$56,243	$61,263	$59,594
Net investment income	3,746	4,191	4,261	5,089	5,289
Net realized investment gains	4,439	2,790	669	1,879	357
Other income	609	720	919	1,161	764
Total revenues	$61,160	$59,516	$62,092	$69,392	$66,004
Net (loss) income	$5,658	$(6,671)	$(4,956)	$3,265	$4,224
Net (loss) income per share	$2.28	$(2.70)	$(2.01)	$1.32	$1.71

Total shareholders' equity	$33,472	$30,227	$38,015	$43,710	$41,168
Book value per share	$13.42	$12.25	$15.41	$17.72	$16.69
Dividends per share	$0.10	$0.325	$0.550	$0.600	$0.600
Net change in unrealized
capital gains (net of tax)	$(2,801)	$(101)	$1,258	$847	$3,520
Total assets	$133,980	$135,716	$132,951	$136,867	$131,396

Quarterly Information:	Premiums	Investment & Other Income	Realized Investment Gains (Losses)	Claims and Benefit Payments	Net Income (Loss)	Net Income (Loss) Per Share
2013
First Quarter	$12,934	$1,256	$27	$9,551	$(409)	$(0.17)
Second Quarter	13,038	873	1,030	8,260	965	0.39
Third Quarter	13,191	1,209	3,297	7,112	3,339	1.35
Fourth Quarter	13,203	1,017	85	6,223	1,763	0.71
	$52,366	$4,355	$4,439	$31,146	$5,658	$2.28

2012
First Quarter	$13,496	$1,332	$206	$7,845	$531	$0.21
Second Quarter	12,533	1,259	865	7,976	(7,306)	(2.96)
Third Quarter	12,904	1,398	1,703	11,564	(627)	(0.25)
Fourth Quarter	12,882	922	16	6,720	731	0.30
	$51,815	$4,911	$2,790	$34,105	$(6,671)	$(2.70)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the two year period ended December 31, 2013.

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

Information in this discussion is presented in whole dollars rounded to the nearest thousand. Tabular amounts are presented in thousands.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in ten states with 50.4% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 89.0% of gross insurance premium revenue in 2013.  Revenue generated from the life segment accounted for 11.0% of gross insurance premium revenue in 2013.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947.  The premium revenue produced in NSIC from the traditional life products and accident and health products accounted for 7.8% and 3.2%, respectively, of total gross premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

The property and casualty segment consists of the consolidated operations of two subsidiaries, National Security Fire and Casualty Company and its wholly owned subsidiary, Omega One Insurance Company. There is no material differentiation between the products underwritten by NSFC and Omega as both underwrite primarily dwelling personal lines coverage. The Property and Casualty segment has premium in-force in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee. We ceased writing business in the state of Texas in late 2012 and had no business in force in the state at December 31, 2013.

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

All of our insurance companies have been assigned ratings by A.M. Best Co (Best).  On November 20, 2013, Best affirmed the financial strength rating (FSR) of B++ (Good) and the issuer credit rating (ICR) of "bbb" of NSFC. Best maintained the negative outlook on both of NSFC's ratings. In addition, Best affirmed the FSR of B+(Good) and ICR of "bbb-" of Omega and NSIC. The outlook for all of these ratings is stable. Best also affirmed the ICR of "bb" of the parent holding company, NSEC, with a negative outlook.

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On November 22, 2013, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

The two primary segments in which we report insurance operations are the personal lines property and casualty segment (NSFC) and the life, accident and health insurance segment (NSIC).  Due to the small amount of earned premium revenue produced by Omega and the fact that Omega is a wholly owned subsidiary of NSFC underwriting similar lines of business, all references to NSFC in the remainder of this management discussion and analysis will include the insurance operations of both NSFC and Omega.  Our income is principally derived from net underwriting profits and investment income.  Net underwriting profit is principally derived from earned premiums received less claims paid, sales commissions to agents, costs of underwriting and insurance taxes and fees.  Investment income includes interest and dividend income and gains and losses on investment holdings.

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

Summary of Consolidated Results of Operations
Financial Results for the years ended December 31, 2013 and 2012 were as follows:

(dollars in thousands)	Twelve months ended December 31,
	2013	2012
REVENUES
Net premiums earned	$52,366	$51,815
Net investment income	3,746	4,191
Net realized investment gains	4,439	2,790
Other income	609	720
Total Revenues	61,160	59,516
EXPENSES
Policyholder benefits and settlement expenses	31,146	34,105
Amortization of deferred policy acquisition costs	3,613	3,711
Commissions	7,103	7,556
General and administrative expenses	8,443	8,754
Litigation settlement and defense costs	—	13,328
Taxes, licenses and fees	1,846	1,846
Interest expense	1,686	1,280
Total Expenses	53,837	70,580
Income (Loss) Before Income Taxes	7,323	(11,064)
INCOME TAX EXPENSE (BENEFIT)
Current	92	527
Deferred	1,573	(4,920)
	1,665	(4,393)
Net Income (Loss)	$5,658	$(6,671)
INCOME (LOSS) PER COMMON SHARE	$2.28	$(2.70)

DIVIDENDS DECLARED PER SHARE	$0.10	$0.325
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$5,658	$(6,671)
Income tax expense (benefit)	1,665	(4,393)
Realized investment (gains) losses, net	(4,439)	(2,790)
Litigation	—	13,328
Operating Income (Loss)	$2,884	$(526)

For the year ended December 31, 2013, the Company had net income totaling $5,658,000, $2.28 per share, compared to a net loss of $6,671,000, $2.70 loss per share, for the year ended December 31, 2012. On a pretax basis, for the year ended December 31, 2013, we had income of $7,323,000 compared to a loss of $11,064,000 for the year in 2012. Our pretax income for the year ended December 31, 2013, consisted of income from operations of $2,884,000 and realized investment gains of $4,439,000. The pretax loss for the year ended December 31, 2012, consisted of a loss from operations of $526,000, realized investment gains of $2,790,000 and expenses associated with a non-insurance related litigation settlement (Mobile Attic Litigation) of $13,328,000.

For the year ended December 31, 2012, pretax income was adversely impacted by litigation related settlement expenses of $13,328,000. This settlement was associated with previously disclosed litigation stemming from the sale of a holding company investment, Mobile Attic Inc., and was not associated with either of our insurance segments. Since this action was settled in 2012, our 2013 results were not impacted by this litigation.

The significant improvement in income from operations in 2013 compared to the prior year was primarily associated with improved underwriting results in the property and casualty segment. Favorable weather patterns during 2013, particularly in the second half of the year, contributed to a $1,918,000 decrease in non-catastrophe related wind and hail claims. In addition, fire related losses were down $725,000 compared to 2012. Our 2012 results were adversely impacted by losses from Hurricane Isaac. Losses from Hurricane Isaac increased our incurred losses in 2012 by $3,390,000.

Realized capital gains were $4,439,000 in 2013 compared to $2,790,000 for the same period last year. The $1,649,000 increase in year over year realized capital gains was primarily due to the September 2013 sale of 2,739 acres of investment real estate consisting of timber property in Alabama. Capital gains in 2012 were primarily associated with the sale of debt and equity investments held by the insurance subsidiaries.

Shareholders' equity as of December 31, 2013 was $33,472,000 up $3,245,000 compared to $30,227,000 as of December 31, 2012. Book value per share increased $1.17 per share for the period ended December 31, 2013 to $13.42 per share compared to $12.25 per share at December 31, 2012. The primary reason for the increase in book value per share was the significant turnaround in net income due to both improved operating results in the insurance subsidiaries and the increase in equity due to the realized capital gain on the sale of timber property mentioned previously.

Results of Operations for Years Ended December 31, 2013 and 2012
The Company ended 2013 with net premiums earned totaling $52,366,000 compared to $51,815,000 for the same period last year. Premium revenue is generated from our two operating segments: P&C segment and life segment. The P&C segment accounts for approximately 87% of total premium revenue while our life segment contributes the remaining 13%. The P&C segment operates in personal lines insurance products primarily generating premium revenue from dwelling fire and homeowners coverages. Our life segment produces premium revenue primarily from whole life, accident and critical illness insurance policies.

The following tables provide a summary of premium revenue by segment and line of business for the year ended December 31, 2013 and 2012:

(dollars in thousands)	Year ended December 31,		Percent
	2013	2012	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$4,718	$4,818	(2.1)%
Accident and health insurance	1,939	1,864	4.0%
Gross life, accident and health	6,657	6,682	(0.4)%
Reinsurance premium ceded	(66)	(73)	(9.6)%
Net life, accident and health premiums earned	$6,591	$6,609	(0.3)%

(dollars in thousands)	Year ended December 31,		Percent
	2013	2012	increase (decrease)
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$29,302	$27,206	8.0%
Homeowners (Including mobile homeowners)	22,830	23,287	(2.0)%
Ocean marine	524	1,090	(51.9)%
Private passenger auto liability	—	319	(100.0)%
Other liability	1,593	1,412	12.8%
Commercial auto liability	—	6	(100.0)%
Auto physical damage	—	149	(100.0)%
Gross property and casualty	54,249	53,469	1.5%
Reinsurance premium ceded	(8,474)	(8,263)	2.6%
Net property and casualty earned	$45,775	$45,206	1.3%

Gross premiums earned	$60,906	$60,151	1.3%
Reinsurance premium ceded	(8,540)	(8,336)	2.4%
Net premiums earned	$52,366	$51,815	1.1%

Consolidated net earned premium revenue was $52,366,000 for the year ended December 31, 2013 compared to $51,815,000 for the same period last year; an increase of $551,000 or 1.1%. The P&C segment was the primary source of the increase in net earned premium ending December 31, 2013, at $45,775,000 compared to $45,206,000 for the same period last year; an increase of $569,000. With the termination of all automobile lines of business in 2012 and the discontinuation of our marine program in June 2013, we have streamlined our property and casualty operations to focus on the home insurance market. With a combination of rate adjustments and modest organic growth, we increased P&C segment net earned premium by 1.3% in 2013 compared to 2012.

While gross premium earned from our dwelling fire program increased 8.0% in 2013 compared to the same period last year, this was partially offset by a 2.0% decline from our homeowners programs as well as the reduction in premium from the discontinued automobile and ocean marine programs.

P&C segment gross earned premium was also impacted by a 2.4% increase in catastrophe reinsurance cost in 2013 compared to the same period last year. While our reinsurance structure remained unchanged, we did incur a slight increase in our reinsurance rate leading to the increase in reinsurance cost in 2013.

The life segment ended December 2013 with year-to-date net earned premium revenue (net of reinsurance ceded) of $6,591,000 compared to $6,609,000 for the same period last year; a decrease of $18,000 or 0.3%. A $100,000 decrease in net earned premium from our traditional life insurance products was the primary reason for the overall decline in 2013 life segment premium revenue. However, this decrease was mostly offset by growth in accident and health lines.

Major categories of investment income are summarized as follows:

(dollars in thousands)	Year ended December 31,
	2013	2012
Fixed maturities	$3,351	$3,452
Equity securities	137	196
Mortgage loans on real estate	22	26
Investment real estate	8	64
Policy loans	104	95
Company owned life insurance change in surrender value	(73)	271
Other, principally short-term investments	437	337
	3,986	4,441
Less: Investment expenses	240	250
Net investment income	$3,746	$4,191

For the year ended December 31, 2013, net investment income was $3,746,000 compared to $4,191,000 for the same period last year; a decrease of $445,000 or 10.6%. The primary reason for the 2013 decline in year to date investment income was a decrease in value of company owned life insurance (COLI). The decrease in value of COLI was primarily driven by the rise in interest rates, particularly mortgage interest rates, as most of the cash value is invested in mortgage related investments.

Major categories of realized investment gains and losses are summarized as follows:

(dollars in thousands)	Year ended December 31,
	2013	2012
Fixed maturities	$(95)	$539
Equity securities	1,219	2,263
Trading securities	—	2
Other, principally real estate	3,315	73
Other-than-temporary impairments	—	(87)
Net realized investment gains	$4,439	$2,790

Net realized investment gains totaled $4,439,000 in 2013 compared to $2,790,000 in 2012; an increase of $1,649,000. The $1,649,000 increase in realized investment gains in 2013 compared to 2012 was primarily related to net realized capital gains from the sale of 2,739 acres of investment real estate consisting of timber property in Alabama. The timber property sale contributed $3.3 million to pretax realized capital gains. The timber property, carried at historical cost of $1.3 million, was sold for $4.6 million.

Policyholder benefits and settlement expenses (claims) were $31,146,000 (59.5% of net premiums earned) for the year ended December 31, 2013, compared to $34,105,000 (65.8% of net premium earned) for the same period last year; a decrease of 8.7%. The primary reason for the decrease in claims in 2013 compared to 2012 was a reduction in reported non-catastrophe wind and hail claims as well as a decline in reported fire losses; both in the P&C segment.

Amortization of deferred policy acquisition costs (DAC) and commissions totaled $10,716,000 compared to $11,267,000 for the same period last year; a decrease of $551,000. A change in terms of agent contingent commission contracts in the P&C segment coupled with a decrease in first year commissions in the life segment were the primary reasons for the decrease in DAC and commission expenses in 2013 compared to 2012.

General and administrative expenses decreased $311,000, ending 2013 at $8,443,000 compared to $8,754,000 for the same period last year. General expenses were 16.1% of earned premium revenue in 2013 compared to 16.9% of earned premium revenue in 2012. The decline in general expenses in 2013 compared to 2012 was primarily the result of a reduction in costs associated with actuarial fees and continued company wide cost reduction measures. Management continues to focus on this area as we seek ways to maximize efficiency and reduce costs by streamlining processes and cross-training employees across both insurance segments of the Company.

The company had no litigation settlement costs for the year ended December 31, 2013 compared to $13,328,000 for the same period last year. This line item reflects cost associated with Mobile Attic litigation which was settled in 2012.

Interest expense for the year ended December 31, 2013 was up $406,000 from the prior year at $1,686,000 compared to $1,280,000 in 2012. An increase in debt related to the litigation settlement (discussed above) in the holding company was the primary reason for the increase in interest expense in 2013 compared to 2012.

The Company had an income tax expense of $1,665,000 in 2013 compared to an income tax benefit totaling $4,393,000 in 2012. Income tax expense in 2013 was composed of current taxes totaling $92,000 and deferred taxes totaling $1,573,000. The income tax benefit in 2012 was composed of current tax expense of $527,000 and a deferred tax benefit totaling $4,920,000. The utilization of net operating loss carryforwards associated with prior year operating losses limited current tax expense on a consolidated basis.

The Company ended 2013 with net income of $5,658,000 compared to a net loss of $6,671,000 for the same period last year. The increase in net earned premiums and decline in claims in 2013 both contributed to underwriting profits and therefore, were the primary reasons for the net income in the current year. The litigation settlement and $3,400,000 in pretax Hurricane Isaac losses mentioned above were the primary reasons for the net loss in 2012.

Industry Segment Data
Premium revenues for The National Security Group's two operating segments (Life segment, Property and Casualty segment) are summarized as follows (amounts in thousands):

(dollars in thousands)	2013	%	2012	%
Life, accident and health insurance	$6,591	12.6%	$6,609	12.8%
Property and casualty insurance	45,775	87.4%	45,206	87.2%
	$52,366	100.0%	$51,815	100.0%

The property and casualty segment composed 87.4% of total premium revenue in 2013 compared to 87.2% in 2012. The P&C segment is primarily composed of dwelling fire and homeowners lines of business. The life segment composed 12.6% of premium revenue in 2013 compared to 12.8% in 2012 with revenue produced primarily from life, accident and supplemental health insurance products.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses) associated with the insurance holding company.

Life and Accident and Health Insurance Operations:
Our life segment is the smaller of our insurance segments contributing 12.6% of total insurance premium revenue in 2013 and 12.8% in 2012. Premium revenues and operating income for the life segment for the year ended December 31, 2013 and 2012 are summarized below (amounts in thousands):

(dollars in thousands)	2013	2012
REVENUE
Net premiums earned	$6,591	$6,609
Net investment income	2,032	1,993
Net realized investment gains	111	1,635
Other income	5	2
Total Revenues	8,739	10,239
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	4,927	5,294
Amortization of deferred policy acquisition costs	1,037	938
Commissions	425	468
General and administrative expenses	2,034	1,973
Insurance taxes, licenses and fees	232	218
Interest expense	77	53
Total Expenses	8,732	8,944

INCOME BEFORE INCOME TAXES	$7	$1,295

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012:
NSIC premium accounted for 12.6% of total consolidated net premium revenue for 2013.  Net premium revenue in NSIC was $6,591,000 at December 31, 2013 compared to $6,609,000 for the same period last year; a decrease of 0.3%.  The $18,000 decrease in net premium revenue was primarily due to a 2% reduction in net premium revenue from the traditional life insurance line of business in 2013 compared to 2012. While net premium revenue from our accident and health products increased 4% in 2013 compared to 2012, and partially offset the decline, total NSIC net premium revenue was down 0.3%.

Net investment income was virtually unchanged at $2,032,000 for the year ended December 31, 2013 compared to $1,993,000 for the same period last year. Investment income in NSIC is generated from securities held in our investment portfolio as well as mortgage and policy loan interest. Life segment invested assets were up in 2013 compared to 2012 leading to the slight increase in net investment income.

NSIC ended 2013 with net realized investment gains totaling $111,000 compared to $1,635,000 for the same period last year. The primary reason for the $1,524,000 decrease in net realized investment gains was a decline in selling activity in 2013 compared to 2012. Realized investment gains in both 2013 and 2012 were primarily generated from the sale of equity securities. In an effort to lessen statutory capital volatility and reduce capital charges for equity investment holdings, we have reduced our equity investments over the past two years with the level of reductions in equity holdings in 2012 exceeding 2013. During the prior year, net realized capital gains were impacted by recognized other-than-temporary impairment losses on one security totaling $87,000; however, we had recoveries from previously recognized other-than-temporary impairments totaling $364,000.

Claims were $4,927,000 through December 31, 2013 compared to $5,294,000 through December 31, 2012; a decrease of $367,000. The primary reason for the reduction in claims in the current year compared to the prior year was a decrease in claims in both the ordinary and individual accident and health lines of business.

Deferred policy acquisition cost amortization and commission expenses increased $56,000 for the year ended December 31, 2013 at $1,462,000 compared to $1,406,000 for the same period last year; an increase of 4%. The slight increase in deferred acquisition cost was primarily due less cost being capitalized as a component of deferred acquisition cost due to a reduction in new product sales.

General and administrative expenses were $2,034,000 in 2013 compared to $1,973,000 in 2012. As a percent of earned premium, general and administrative expenses were comparable ending December 31, 2013 and 2012 at 30.9% and 29.9%, respectively. Historically, general and administrative expenses in our life segment have run higher than industry averages due to the small size of the subsidiary.

For the year ended December 31, 2013 and 2012, insurance taxes, licenses and fees were $232,000 and $218,000, respectively. As a percent of earned premium, insurance taxes, licenses and fees were comparable at 3.5% in 2013 and 3.3% in 2012.

For the year ended December 31, 2013, the life segment had year-to-date pretax income of $7,000 compared to pretax income of $1,295,000 for the same period last year. The primary reason for the decline was the $1,524,000 decrease in realized capital gains.

Property & Casualty Operations:
Property and casualty operations constitute our largest segment composing 87.4% and 87.2% of our total consolidated premium revenue in 2013 and 2012, respectively. Premium revenues and operating income for the P&C segment for the year ended December 31, 2013 and 2012 are summarized below:

(dollars in thousands)	2013	2012
REVENUE
Net premiums earned	$45,775	$45,206
Net investment income	1,637	2,107
Net realized investment gains	1,020	1,083
Other income	604	718
Total Revenues	49,036	49,114
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	26,219	28,811
Amortization of deferred policy acquisition costs	2,576	2,773
Commissions	6,678	7,088
General and administrative expenses	5,683	6,262
Insurance taxes, licenses and fees	1,614	1,628
Total Expenses	42,770	46,562

INCOME BEFORE INCOME TAXES	$6,266	$2,552

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012:
Property and casualty segment premium revenue for 2013 was $45,775,000 compared to $45,206,000 for the same period last year; an increase of 1.3%. The primary reason for the increase in 2013 compared to 2012 was an 8.0% increase in gross premium revenue in our dwelling fire program. However, this increase was partially offset by revenue reductions associated with the elimination of our ocean marine program in 2013 and auto program during 2012.

Premium revenue in the P&C segment is primarily driven by our dwelling fire and homeowner lines of business. The following table provides premiums earned by line of business:

(dollars in thousands)	2013		2012
Line of Business	Premium Earned	% of NPE	Premium Earned	% of NPE	2013 Increase (Decrease) over 2012
Dwelling Fire/Allied Lines	$30,895	67.5%	$28,618	63.4%	8.0%
Homeowners	22,830	49.9%	23,287	51.5%	(2.0)%
Ocean Marine	524	1.1%	1,090	2.4%	(51.9)%
Private Passenger Automobile	—	—%	468	1.0%	(100.0)%
Commercial Automobile	—	—%	6	—%	(100.0)%
Catastrophe Excess Reinsurance	(7,170)	(15.7)%	(6,824)	(15.1)%	5.1%
Catastrophe Reinstatement Premium Protection	(1,304)	(2.8)%	(1,439)	(3.2)%	(9.4)%
Net Premium Earned	$45,775	100.0%	$45,206	100.0%	1.3%

P&C segment net premium revenue was up 1.3% for the year ended December 31, 2013, at $45,775,000 compared to $45,206,000 through December 31, 2012. The primary reason for the increase was 8.0% growth in gross premium earned in the dwelling fire program in the current year compared to the same period last year. The 2013 increase in dwelling fire gross earned premium was partially offset by a 2.0% decrease in gross earned premium from our homeowners programs as well as the reduction in premium from the discontinued automobile and ocean marine programs.

P&C segment net earned premium was also impacted by a 2.6% increase in ceded premium associated with increased catastrophe reinsurance cost in 2013 compared to the same period last year. The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. Our catastrophe retention remained unchanged at $4 million and we maintain catastrophe reinsurance covering the cost of a single catastrophe event up to $72.5 million after exceeding the retention. The 2.6% increase included coverage related to our reinsurance premium protection (RPP) which was added in 2012. The decision to add and maintain the RPP coverage was made by management in an effort to reduce earnings volatility and strengthen our capital position in the P&C segment. In the event of a major catastrophe, the RPP coverage limits the pretax impact on earnings of a modeled 100 year cat event by approximately $4.5 million. A 100 year event is defined as an event that has approximately a 1% probability of occurring in a given year.

Under the catastrophe reinsurance program for 2013, the Company retains the first $4,000,000 in losses from each event.  Reinsurance coverage is maintained in four layers as follows:

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

Net investment income totaled $1,637,000 in 2013 compared to $2,107,000 in 2012; a decrease of $470,000. The primary reason for the 2013 decline in year to date investment income was a decrease in value of company owned life insurance. The change in COLI value accounted for 73.2% of the total decrease in P&C segment net investment income in 2013 compared to 2012.

The P&C segment ended 2013 with realized capital gains totaling $1,020,000 compared to $1,083,000 for the same period last year. The $63,000 or 5.8% decrease in realized capital gains was primarily associated with a decline in selling activity during the current year compared to the the prior year. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year. The P&C segment was not impacted by the write-down of other-than-temporary impairments in 2013 or 2012.

Other income was $604,000 in 2013 compared to $718,000 for the same period last year; a $114,000 or 15.9% decrease. Other income consists primarily of fees related to the issuance of our property and automobile insurance policies as well as miscellaneous income. As a percent of net earned premium, other income was 1.3% in 2013 compared to 1.6% in 2012. Due to the termination of our automobile programs in 2012, billing, payment and policy fees declined, which triggered the overall reduction in other income for the current year.

Claims were $26,219,000 in 2013 compared to $28,811,000 for the same period last year; a decrease of $2,592,000 or 9.0%. The primary reason for the decrease was a reduction in reported losses and loss adjustment expenses (LAE)from non-catastrophe wind and hail claims as well as a decline in losses and LAE reported from fire related claims in 2013 compared to 2012.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the year ended December 31, 2013 and 2012 (dollars in thousands):

For the year ended December 31, 2013			For the year ended December 31, 2012
	Reported Losses & LAE	Claim Count		Reported Losses & LAE	Claim Count
Cat event			Cat event
Cat 14	$336,000	85	Cat 65	$190,000	50
Cat 15	178,000	56	Cat 67	498,000	161
Cat 17	48,000	22	Cat 69	3,000	1
Cat 22	21,000	6	Cat 71	10,000	1
Cat 91	350,000	85	Cat 72	17,000	8
Cat 92	186,000	63	Cat 73	16,000	2
Cat 93	3,054,000	915	Cat 83	116,000	41
Cat 94	69,000	20	Cat 87	3,390,000	1,147
Cat 95	43,000	10	Cat 88	55,000	13
Cat 99	80,000	19
	$4,365,000	1,281		$4,295,000	1,424

Non-cat wind & hail	$6,031,000	2,252	Non-cat wind & hail	$7,949,000	2,800

Non-catastrophe wind and hail claims reported in 2013 totaled $6,031,000 compared to non-catastrophe wind and hail claims reported in 2012 totaling $7,949,000; a decline of $1,918,000 or 24.1%. During 2013, the P&C segment had 2,252 non-cat wind and hail claims reported (an average of $2,700 per claim) compared to 2,800 claims reported during 2012 (an average of $2,800 per claim). Non-cat wind and hail claims reported during 2013 accounted for 23% of total incurred losses and LAE in the current year. Non-cat wind and hail claims reported during 2012 accounted for 27.6% of total incurred losses and LAE in the prior year.
During 2013, the P&C segment had reported losses and LAE from ten cat events totaling $4,365,000 from 1,281 claims compared to reported losses and LAE from nine cat events totaling $4,295,000 from 1,424 claims in 2012. While the reported losses and LAE from cat events were comparable in 2013 compared to 2012, the pattern of losses was significantly different. During 2013, the majority of the cat events were the result of an active spring storm season. In contrast, Hurricane Isaac (cat 87), occurring in August of 2012, was the primary contributing factor to the 2012 cat events.
The largest cat event during 2013 was cat 93 which occurred in March 2013. This cat event, consisting primarily of straight line wind and isolated tornadoes, lead to reported losses and LAE totaling $3,054,000 from 915 claims. In comparison, Hurricane Isaac in 2012 lead to reported losses and LAE during the prior year totaling $3,390,000 from 1,147 policyholder claims. The P&C segment maintains catastrophe reinsurance to reduce risk associated with losses from cat events. The reinsurance is structured with a $4,000,000 retention/deductible from a single cat event. Any claim activity exceeding the deductible is 100% reinsured up to $72,500,000 in ultimate incurred losses and LAE. No single cat event in 2013 or 2012 exceeded our $4,000,000 retention and therefore, no losses were recovered under our catastrophe reinsurance program.
We routinely evaluate our claims frequency and severity statistics in order to better understand the nature of our risks and aid in the loss reserve liability estimation process. Claims frequency is a measure of the number of claims incurred during a measurement period regardless of amount. Claims severity is a measure of the average dollar amount of claims during a measurement period. The P&C companies incurred 1,281 claims from ten cat events in 2013 compared to 1,424 claims from nine cat events in 2012. The average cost per claim related to the 2013 cat events was $3,400 compared to $3,000 per claim in 2012. The largest cat events were cat 93 in 2013 and cat 87 (Hurricane Isaac) in 2012 with an average per claim of $3,300 and $3,000 per claim, respectively. Historically, spring time cat events primarily consisting of more costly tornado related damage, lead to higher average payments per claim. In contrast, claims in the second half of the year tend to be associated with tropical storm and hurricane related activity. These losses tend to be more widespread leading to more claims per event but with most of the claims resulting from less severe damage, usually from straight line winds, so average claim settlement tend to be slightly lower.

Fire losses reported in 2013 were down $725,000 or 5.7% compared to fire losses reported during 2012. The P&C segment had 518 fire losses reported in 2013 totaling $12,002,000 compared to 525 claims reported in 2012 totaling $12,727,000. The average cost per claim was $23,000 for fire losses reported in 2013 compared to $24,000 for fire losses reported in 2012.
Deferred policy acquisition costs totaled $2,576,000 in 2013 compared to $2,773,000 in 2012. Deferred policy acquisition costs were comparable at 5.6% of premium revenue for 2013; down 0.5 percentage points compared to 6.1% of premium revenue for the same period last year. Deferred policy acquisition costs consist of amortization of previously capitalized distribution costs, primarily commissions.

Commission expense for 2013 was $6,678,000 (14.6% of premium revenue) compared to $7,088,000 (15.7% of premium revenue) for the same period last year. The primary reason for the $410,000 or 5.8% decrease in commission expense during 2013 compared to 2012 was a decline in contingent commissions payments to our general agents.

General and administrative expenses totaled $5,683,000 in 2013 compared to $6,262,000 in 2012; a 9.2% decrease. The primary reason for the $579,000 decline in general and administrative expenses was a reduction in costs associated with actuarial fees and continued company wide cost reduction measures.

Insurance taxes, licenses and fees were $1,614,000 through December 31, 2013 compared to $1,628,000 for the same period last year. Insurance taxes, licenses and fees were down slightly at 3.5% of premium revenue in 2013 compared to 3.6% in 2012.

The P&C segment ended 2013 with pretax net income of $6,266,000 compared to pretax income of $2,552,000 for the same period last year. The $3,714,000 increase in pretax income primarily consisted of a $2,592,000 decline in claims coupled with a $569,000 increase in net premiums earned. In addition, the P&C segment had decreases in commissions and general expenses totaling $410,000 and $579,000, respectively compared to the same period last year.

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

The results of these ratios for the past two years were:

	2013	2012
Loss and LAE Ratio	57%	64%
Underwriting Expense Ratio	36%	39%
Combined Ratio	93%	103%

Maintaining a combined ratio below 100%, which indicates that the company is making an underwriting profit, depends upon many factors including hurricane activity in the Gulf of Mexico and the southern Atlantic coast, strict underwriting of risks, and adequate and timely premium rates. A major hurricane hitting the coast of Alabama, Georgia, South Carolina, Mississippi or Louisiana could cause the combined ratio to fluctuate materially from prior years. The property and casualty subsidiaries maintain catastrophe reinsurance to minimize the effect of a major catastrophe; however, prohibitive catastrophe reinsurance costs associated with maintaining lower deductibles prevent us from further mitigating hurricane risks.

During 2013, the P&C segment experienced a decrease of 10 percentage points in the combined ratio compared to 2012. The primary reason for the decrease was a $2,592,000 decline in incurred losses coupled with a $569,000 increase in net earned premium in 2013 compared to 2012. Reported non-catastrophe wind and hail related claims added 13.2 percentage points to the current year loss ratio and 17.6 percentage points to the prior year loss ratio. Cat events increased the loss ratio by 9.5 percentage points in both 2013 and 2012. While cat events are unpredictable and beyond the control of management, measures have been taken to improve underwriting results in the P&C segment. Management also continues to evaluate rate adequacy, exposure concentrations and risk management strategies in order to improve underwriting profitability and reduce earnings volatility.

Non-insurance Operations:

(dollars in thousands)	2013	2012
REVENUE
Net investment income	$77	$91
Net realized investment gains	3,308	72
Total Revenues	3,385	163

BENEFITS AND EXPENSES
General and administrative expenses	726	519
Litigation settlement and defense costs	—	13,328
Interest expense	1,609	1,227
Total Expenses	2,335	15,074

INCOME (LOSS) BEFORE INCOME TAXES	$1,050	$(14,911)

The non-insurance operations of the Company consist of our parent company, The National Security Group, Inc. (NSG). The National Security Group has no material sources of revenue and relies on dividends and management service fees from our insurance subsidiaries to pay expenses. Dividends from subsidiaries are subject to insurance department approval and are subject to statutory restrictions. Subsidiary dividends are eliminated upon consolidation of the subsidiaries in the audited financial statements included herein. In July of 2012, NSG's wholly owned subsidiary National Security Fire and Casualty Company issued an extraordinary dividend of investment real estate, consisting of timber property, to the holding company which allowed NSG to secure a $4,000,000 bank line of credit for the primary purpose of paying final legal fees and making an initial settlement payment associated with the Mobile Attic litigation which was settled in June of 2013. In August of 2013, NSG sold substantially all of its timber property holdings and paid down the line of credit. Realized gains of $3,308,000 on the transaction account for the $3,236,000 increase over the prior year.

General and administrative expenses totaled $726,000 in 2013 compared to $519,000 for the same period last year; a 39.9% increase. The expenses of NSG are primarily associated with the public listing of our stock, taxes and fees, and directors' fees. The most significant item impacting the increase in general expenses were increases in interest costs related to deferred compensation plans and director fees.

Litigation settlement and defense costs incurred by NSG during 2012 totaled $13,328,000 and was directly related to the settlement of the previously disclosed Mobile Attic litigation matter. There were no additional costs related to this settlement in 2013. However, interest on a promissory note executed to finance the settlement accounted for most of the $382,000 increase in interest expense for the year. Total interest expense associated with short-term and long-term borrowings of NSG was $1,609,000 for the period ended December 31, 2013 and $1,227,000 for the same period last year.

Investments:
The life insurance and property/casualty subsidiaries primarily invest in highly liquid investment grade debt and equity securities. The types of assets in which the Company can invest are influenced by various state insurance laws which prescribe qualified investment assets. While working within the parameters of these regulatory requirements and further considering liquidity and capital needs, the Company considers investment quality, investment return, asset/liability matching and composition of the investment portfolio when making investment decisions.

At December 31, 2013, the Company's holdings in debt securities amounted to 80.2% of total investments and 59.9% of total assets. The Company utilizes the ratings of various Nationally Recognized Statistical Rating Organizations when classifying fixed maturity investments by quality rating. The most significant shift in quality ratings occurring in 2011 was the downgrade of US Government debt by S&P from their highest rating of AAA to AA+. Moody's and Fitch continued to carry US Government debt at their highest rating throughout 2012. Due to the split ratings of the major rating agencies, US Government and agency debt is shown in the table below in the category of AAA/AA+.

The following is a breakdown of the Company's fixed maturity investments by quality rating:

	% of Total Bond Portfolio
S&P or Equivalent Ratings	2013	2012
AAA/AA+*	34.65%	31.35%
AA	3.01%	3.32%
AA-	9.75%	11.90%
A+	4.22%	4.89%
A	6.79%	6.85%
A-	7.86%	8.30%
BBB+	7.94%	8.11%
BBB	10.98%	8.18%
BBB-	11.73%	12.82%
Below Investment Grade	3.07%	4.28%
*Due to the downgrade of United States Government bonds, AAA and AA+ are presented consolidated for comparability. Most of the securities within this combined category are United States Government and Agency bonds, which are now rated AA+.

There has been no material shift in credit quality except for a moderate increase in securities rated AA+ or better. This increase is primarily due to an increase in investment allocation to government agency securities during 2013.

The amortized cost and aggregate fair values of investments in securities at December 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$35,831	$1,698	$713	$36,816
Trust preferred securities	538	33	—	571
Mortgage backed securities	7,622	75	557	7,140
Private label mortgage backed securities	2,152	38	4	2,186
Obligations of states and political subdivisions	16,412	524	195	16,741
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	16,519	169	708	15,980
Total fixed maturities	79,074	2,537	2,177	79,434
Equity securities	2,420	2,365	411	4,374
Total	$81,494	$4,902	$2,588	$83,808
Held-to-maturity securities:
Mortgage backed securities	$706	$34	$—	$740
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	106	7	—	113
Total	$812	$41	$—	$853

December 31, 2012	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$31,387	$2,430		$80	$33,737
Trust preferred securities	537	50		—	587
Mortgage backed securities	8,595	175		85	8,685
Private label mortgage backed securities	7,679	294		9	7,964
Obligations of states and political subdivisions	16,160	1,359		3	17,516
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	7,320	487		2	7,805
Total fixed maturities	71,678	4,795		179	76,294
Equity securities	3,191	2,398	544	457	5,132
Total	$74,869	$7,193		$636	$81,426
Held-to-maturity securities:
Mortgage backed securities	$1,194	$91		$—	$1,285
Obligations of states and political subdivisions	145	2		—	147
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	163	14		—	177
Total	$1,502	$107		$—	$1,609

As shown in the tables above, the Company experienced an overall increase in fixed income securities in 2013 compared to the portfolio composition at December 31, 2012. Most of the increase within the fixed income portfolio was due to increase in investment in corporate debt securities and US Treasury and agency securities. These increases were partially offset by decreases in non-agency mortgage backed securities.

A number of factors influence portfolio allocation within each of the insurance subsidiaries. Within the property and casualty subsidiaries, due to the relatively short term nature of segment liabilities, fixed income investments tend to be of shorter duration, typically inside of seven years. Also due to higher levels of potential volatility of policy liabilities (severe weather related losses), a greater emphasis is placed upon overall liquidity of investments. In contrast, within the life insurance subsidiary, policy liabilities tend to be more stable and of significantly longer duration. In order to match the longer duration of liabilities, investments in the life insurance portfolio tend to have longer maturities and higher average book yields. Also, less emphasis is placed upon short term liquidity.

A downside of investing in longer duration securities in the life segment is that the portfolio is exposed to more significant price volatility as market interest rates change. This exposure to sudden interest rate changes can lead to declines in market value of fixed income securities in a rising interest rate environment. In the second quarter of 2013 we experienced some of the adverse impact of rising interest rates when the US Treasury yield curve on securities with maturities of five years and longer shifted 60+ basis points within a ninety day period. This market interest rate shift led to declines in market value of our intermediate and long duration fixed income investments. As shown in the table above, unrealized losses increased from $636,000 as of December 31, 2012 to $2,588,000 as of December 31, 2013. Unrealized losses in the fixed income portfolio are interest rate driven as opposed to credit quality driven and management believes no ultimate loss will be realized.

At December 31, 2013, 3.07% of total investments in the fixed income portfolio were classified as below investment grade. In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and, where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments. Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2013, the Company realized no other-than-temporary impairments.

The amortized cost and aggregate fair value of debt securities at December 31, 2013, by contractual maturity, are as follows (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,239	$1,258
Due after one year through five years	14,704	15,821
Due after five years through ten years	27,526	27,671
Due after ten years	35,605	34,684
Total	$79,074	$79,434
Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	249	263
Due after five years through ten years	180	193
Due after ten years	383	397
Total	$812	$853

As discussed earlier, the majority of our longer duration securities are investments made to match longer duration liabilities in the life segment and are investments in mortgage backed securities, primarily government agency. Due to the amortizing nature and the ability to prepay mortgage backed securities, actual maturities tend to be significantly shorter than contractual maturities.

Investment portfolio income
Investment returns with respect to the investment portfolio for the years ended December 31, 2013 and 2012 follows:

	Year Ended December 31,
	2013	2012
Net investment income	$3,746	$4,191
Average current yield on investments	3.7%	4.2%
Total return on investments	3.9%	6.8%
Net realized gains on investments (before taxes)	$4,439	$2,790
Change in accumulated net unrealized gains (before income taxes)	$(4,243)	$(153)

Average current yield on investments declined due to the maturity of investments at higher book yields reinvested at current historically low interest rates. With the recent increase in market interest rates, the erosion of average current yield on investments is expected to stabilize. However, in this persistent low interest rate environment, generation of investment income will remain challenging.

The total return on investments declined in 2013 compared to 2012 primarily due to increases in market interest rates which drove down the market value of our longer duration fixed income securities. Partially offsetting this decline was an increase in value of our equity investments. However, due to increased underwriting leverage and reduced capital positions in our property and casualty subsidiaries, we have reduced our allocation to equity investments in order to reduce volatility in our statutory capital and reduce capital charges in our statutory risk based capital.

Repurchase agreements
The Company's subsidiaries maintain repurchase agreements for cash held on deposit under which the policy requires 102% (100% minimum) of the fair value of the securities purchased to be maintained as collateral.  The repurchase investments are limited to government securities that are highly liquid and therefore, the investment is reflected on the balance sheet as a cash equivalent.    Due to a combination of the 102% collateral requirement and short term interest rates hovering near zero, we realize virtually no interest income from repurchase agreements/short term investments. However, repurchase agreements utilizing government agency securities do provide deposit protection for short term cash held in excess of FDIC deposit limits. The Company does not have any reverse repurchase agreements.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of December 31, 2013, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,239	$—	$1,239	1.55%
Maturity in 1-5 years	14,704	249	14,953	18.72%
Maturity in 5-10 years	27,526	180	27,706	34.68%
Maturity after 10 years	35,605	383	35,988	45.05%
	$79,074	$812	$79,886	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,700,000 decline in the market value of fixed income investment. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,700,000 in increases in market value of fixed income investments.

At December 31, 2013, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $33,472,000, up $3,245,000 compared to $30,227,000 at December 31, 2012.  Components of the change in equity were a net income of $5,658,000, reduction in accumulated unrealized gains on investments of $2,801,000, a net unrealized gain of $412,000 related to interest rate swaps, common stock issued of $28,000, additional paid in capital of $196,000 and cash dividends paid totaling $248,000.

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
While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 5.6% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $4,987,000 in cash and cash equivalents at December 31, 2013, compared to $6,779,000 at December 31, 2012. Improved performance in our insurance operations coupled with the decline in litigation related expenses, for the period ended December 31, 2013 contributed to the $2,659,000 in cash provided by operations compared to cash used the same period last year totaling $13,706,000. Negative cash flows from operations in the prior year were related to the settlement of Mobile Attic litigation and losses from Hurricane Isaac.

Net cash used in investing activities totaled $357,000 for the period ended December 31, 2013, compared $4,111,000 provided by investing activities for the same period last year. At December 31, 2012, the Company had $6,779,000 in cash which was subsequently reduced by the purchase of available-for-sale securities, primarily fixed income investments. These purchases were partially offset by $4,847,000 in proceeds from the sale of investment real estate, of which the proceeds were used to pay expenses associated with the sale and to repay debt obligations.

Net cash used in financing activities totaled $4,094,000 for the period ended December 31, 2013 compared to net cash provided of $12,981,000 for the same period last year. During 2013, the Company paid the first installment on the note that financed the settlement obligation related to the Mobile Attic litigation. The installment due November 15, 2013 was $1,167,000. As of December 31, 2013, a total of $9,333,000 remained outstanding on the settlement obligation with the next installment due in November of 2014 ($1,166,000) included in short-term notes payable. The Company maintains a $1,000,000 operating line of credit which matures in September 2017 as well as a $700,000 line of credit which matures in February of 2014. The Company had $1,000,000 available on lines of credit at December 31, 2013. Also, the $700,000 short-term operating line of credit was renewed for a two year term in February of 2014.

The Company had a total of $20,889,000 of long-term debt outstanding as of December 31, 2013, compared to $25,339,000 at December 31, 2012, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note and operating line of credit. The company had $700,000 drawn on the operating line of credit included in short-term notes payable at December 31, 2013.

The following table reflects the anticipated cash flows associated with our short- and long-term contractual obligations and commitments as of December 31, 2013 (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 1 through 3	Years 4 through 5	More than 5 years
Notes payable	$1,866	$1,866	$—	$—	$—
Debt obligations[1]	$20,889	$—	$3,851	$2,334	$14,704
Interest on debt obligations[1]	$16,314	$1,449	$3,986	$2,368	$8,511
Property and casualty claim reserves[2]	$8,734	$5,327	$2,794	$437	$176
Future life insurance obligations[3]	$81,356	$4,892	$13,349	$7,764	$55,351

[1] Long-term debt, consisting of two separate issues of trust preferred securities, a line of credit and the long-term portion of an installment note is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2013 for each issue. Interest on long-term debt is accrued and settled quarterly on the trust preferred securities, monthly on the line of credit and annually on the installment note. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 8, Notes Payable and Long-term Debt, in the notes to consolidated financial statements.

[2] The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated.

[3] Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies inforce at December 31, 2013. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of NSIC’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Contractual obligations reflected in the table above include the issuance of $9,279,000 in subordinated debentures completed on December 15, 2005. The subordinated debentures mature December 15, 2035. It is anticipated that principal payments will not be made before maturity. Also included in long-term debt is the issuance of $3,093,000 in subordinated debentures on June 21, 2007. This issue matures June 15, 2037 and may be prepaid at any time. Also included in long-term debt held by the Company is a line of credit in the amount of $500,000 obtained in September 2012. The line of credit is secured by real estate and had $350,000 drawn at December 31, 2013. In July 2012, the Company executed an installment note in the amount of $13,000,000 to finance the settlement obligation related to the Mobile Attic litigation. As of December 31, 2013, a total of $9,333,000 was outstanding with $1,166,000 included in short-term notes payable.

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

Our P&C segment is the primary source of dividends to the holding company. Due to a combination of growth opportunities and continued risk of capital exposure to weather related events, management is maintaining a conservative stance with regard to paying of dividends to the holding company. Strengthening capital levels in the insurance subsidiaries remains a priority.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2014 is limited to $1,463,000 in the life insurance subsidiary and $2,632,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with recent adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums.

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

As discussed previously, improved underwriting results in the P&C segment resulted in much improved operating results following losses from CAT 46 in 2011 and Hurricane Isaac in 2012. While improved operations have allowed the P&C companies to work towards restoring capital levels, it is still necessary to remain cautious and protect subsidiary capital. The Company has implemented various changes to reduce capital/surplus strain in the P&C subsidiaries and help protect capital levels from substantial further erosion resulting from a major catastrophic event. These changes include a combination of reduction in underwriting leverage and an increase in catastrophe reinsurance protection. A summary of each change follows:

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

•
We have incurred substantial losses from catastrophe events over the past eight years. These events have driven up catastrophe reinsurance cost and forced our catastrophe reinsurance deductible up from $2 million in 2005 to the current $4 million. As our cat retention has increased, we have attempted to achieve higher margins in our insurance rate structure in order to compensate for the additional risk of the higher catastrophe reinsurance retention but with limited success due to regulatory constraints primarily because this additional retention was not a "hard dollar" cost in our expense structure. So, since we were limited in our ability to increase margins for this additional retained risk the Company continues to place additional reinsurance cover in the form of reinsurance premium protection (RPP). The RPP cover serves to reduce our risk from a major catastrophe and strengthen our capital position. The additional RPP cover reduces our modeled 100 year event net cost (net of reinsurance recoveries) from approximately $9 million (pretax) to an estimated $4.5 million (pretax). A 100 year event is defined as an event that has approximately a 1% probability of occurring in a given year. This additional cover added $1,304,000 to our cat reinsurance cost in 2013.

•	In 2013, we discontinued our marine insurance program in order to increase underwriting capacity in our core dwelling fire line of business.

In June 2012, we reached a settlement in the longstanding Mobile Attic litigation. Under the terms of the settlement agreement, the Company agreed to pay $13 million to the plaintiff. In order to manage the liquidity constraints, the settlement is in the form of an interest-bearing note with amounts to be paid over nine years with the ability to defer payments in years in which the Company's P&C subsidiaries incur cumulative catastrophe losses exceeding $3.5 million, thus allowing capital management flexibility in the P&C subsidiaries. Under the terms of the agreement, the annual debt service on the note cannot be less than the dividends paid to our shareholders in the last twelve months. The Company made an initial payment of $2,500,000 in September 2012 and the first installment payment of $1,167,000 in November of 2013. The remaining principal will be repaid in eight annual installments. Accrued and unpaid interest shall be payable with each installment of principal based on the prime rate published in the Wall Street Journal plus 1%.

Cash to fund the remaining balance of the litigation settlement will come from two primary sources. First, the Holding Company has significant deferred tax assets associated with a net operating loss (NOL) carryforward generated by a combination of this settlement and defense costs incurred from the litigation. This NOL carryforward generated approximately $5 million in tax benefits a part of which have been used to offset the tax on realized gains from the sale of real estate by the holding company as well as to reduce the tax liability of the insurance subsidiaries for 2013. At December 31, 2013, approximately $2.5 million of this NOL carryforward remains. Second, dividends and management fees paid by the insurance subsidiaries will provide an additional source of proceeds to pay this obligation. Although not a preferred source of flexibility, the Company can also defer interest payments on the trust preferred securities to provide additional operating cash flow. In the event that the Company elects to defer interest payments, shareholder dividends will be suspended until interest payments are current.

Except as discussed above, the Company is unaware of any known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations.  Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

We have taken and will continue to take corrective action as necessary to improve our profitability and capital position. Over the past decade we have experienced a significant reduction in equity capital due to the adverse effects of six major hurricanes, the financial market meltdown in 2008, continued historically low interest rates, an unprecedented tornado outbreak in April of 2011 and the Mobile Attic litigation. While we are beginning to see improvement and have put some major obstacles behind us, we are in a position where we believe it necessary to continue to preserve capital in the near term in order to put our Company in the best position to be successful moving forward. In order to maintain and improve our capital position, we will continue to monitor our dividend policy on a quarterly basis and should we encounter another significant adverse capital event we could take action which could include the suspension of shareholder dividends. Due to various factors discussed herein, we must remain flexible in our dividend policy until we achieve more consistent profitability and capital growth.

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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group's life/health and property/casualty insurance subsidiaries are all in excess of 4.3 to 1 at December 31, 2013.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $12.4 million and $11.1 million at December 31, 2013 and 2012, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 16.8 and 15.7 at December 31, 2013 and 2012, respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $26.3 million and $24.1 million at December 31, 2013 and 2012, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 4.3 and 3.7 at December 31, 2013 and 2012, respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $9.0 million and $8.0 million at December 31, 2013 and 2012, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 37.7 and 23.6 at December 31, 2013 and 2012, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

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

Reinsurance
Risk management involves ceding risks to reinsurers for policies underwritten based on contractual agreements. The reinsurance purchased helps provide protection by individual loss or catastrophic event when claims exceed specified amounts. Although the reinsurance protects our Company in the event a loss exceeds retention limits specified in a particular reinsurance agreement; ultimate responsibility for claim settlement rests with our Company if any reinsurer defaults on payments due. We record an asset for reinsurance recoverable in the financial statements for amounts due from reinsurers and monitor the balances due by reinsurer to ensure the asset is ultimately going to be collectible. If we discover an amount due may not be received, we remove the balance and charge it to an allowance for doubtful accounts or charge it off to expense based on the information available at the time.

When a claim is made under a policy we have reinsured, we initially pay the full amount owed to the policyholder or claimant. Subsequently, we initiate the process to recover any amounts due from reinsurers in accordance with the terms of applicable reinsurance contract.

Reinsurance is maintained by the life and accident and health segment for losses that exceed $50,000 for any one insured.

NSFC and Omega generally reinsure with third parties any liability in excess of $225,000 on any single policy. During 2013, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2013 and 2012. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2013 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed.

The property and casualty subsidiaries utilize our actual in force policy data modeled utilizing two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Based on modeling results utilized in 2013 and 2012, the Company was reinsured at approximately a 250 year event level. While this estimate is subject to some uncertainty and model risk, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

At December 31, 2013, the estimated reinsurance recoverable recorded was $1,501,000 compared to $1,541,000 for the same period last year. The Company does not anticipate any issues with collection of the recorded amount. In 2013, catastrophe reinsurance premiums ceded totaled $7,040,000 compared to $6,646,000 ceded in 2012. Catastrophe reinsurance premiums are based on a premium calculation applying the agreed upon rate to the earned premium of the covered lines of business. The increase in ceded premium in 2013 is attributable to a 2.4% increase in the rate applied. In addition to catastrophe reinsurance, the Company placed reinstatement premium protection (RPP) reinsurance during 2013 and 2012 totaling $1,367,000 and $1,346,000, respectively.

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

At December 31, 2013 and 2012, the Company recorded $8,776,000 and $9,097,000, respectively, as an asset for DAC in the financial statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, see Note 1 to our consolidated financial statements.

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

At December 31, 2013, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, see Note 7 to our consolidated financial statements.

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

Claim Liabilities
Property and casualty loss reserves are maintained to cover the estimated unpaid liability for losses and loss adjustment expenses with respect to reported and unreported incurred claims. Loss reserves are an estimation based on actuarial projection techniques common in the insurance industry. Reserves are management's expectations of what the settlement and administration of claims will cost. Management estimated reserves are based on historical settlement patterns, estimated salvage and subrogation, and an appraisal of the related facts and circumstances. Management's reserve estimates are reviewed by consulting actuaries to determine their adequacy and reasonableness. The reserve analysis performed by management is reviewed by the actuaries during the third quarter each year with a final comprehensive review performed at year-end.

At December 31, 2013 and 2012, the recorded liability for loss and loss adjustment expense was $8,734,000 and $11,214,000, respectively, a $2,480,000 decrease. The decline was primarily associated with the discontinuation of our non-standard auto programs and our ocean marine program coupled with a reduction in claim frequency during the fourth quarter of 2013 in our dwelling fire and homeowners insurance programs. We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 9 to our consolidated financial statements.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4.4 million. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk.

Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its December 31, 2013 value, the fair value of the Company's common stock would decrease by approximately $440,000.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.
Elba, Alabama
We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 8, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Warren Averett, LLC

Birmingham, Alabama
March 21, 2014

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS (In thousands)

	December 31, 2013	December 31, 2012
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2013 - $853; 2012 - $1,609)	$812	$1,502
Fixed maturities available-for-sale, at estimated fair value (cost: 2013 - $79,074; 2012 -$71,678)	79,434	76,294
Equity securities available-for-sale, at estimated fair value (cost: 2013 - $2,420; 2012 - $3,191)	4,374	5,132
Trading securities	19	40
Mortgage loans on real estate, at cost	333	383
Investment real estate, at book value	4,218	5,757
Policy loans	1,443	1,317
Company owned life insurance	5,858	5,931
Other invested assets	3,559	3,777
Total Investments	100,050	100,133
Cash	4,987	6,779
Accrued investment income	817	788
Policy receivables and agents' balances, net	10,276	9,006
Reinsurance recoverable	1,501	1,541
Deferred policy acquisition costs	8,776	9,097
Property and equipment, net	2,077	2,392
Accrued income tax recoverable	6	—
Deferred income tax asset	4,654	4,997
Other assets	836	983
Total Assets	$133,980	$135,716

LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$8,734	$11,214
Accident and health benefit and loss reserves	2,651	2,341
Life and annuity benefit and loss reserves	30,696	30,041
Unearned premiums	27,301	25,777
Policy and contract claims	842	995
Other policyholder funds	1,447	1,417
Short-term notes payable and current portion of long-term debt	1,866	1,292
Long-term debt	20,889	25,339
Accrued income taxes	—	296
Other liabilities	6,082	6,777
Total Liabilities	100,508	105,489
Contingencies
Shareholders' equity
Common stock	2,495	2,467
Additional paid-in capital	5,147	4,951
Accumulated other comprehensive income	936	3,325
Retained earnings	24,894	19,484
Total Shareholders' Equity	33,472	30,227
Total Liabilities and Shareholders' Equity	$133,980	$135,716

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Year ended December 31,
	2013	2012
REVENUES
Net premiums earned	$52,366	$51,815
Net investment income	3,746	4,191
Net realized investment gains	4,439	2,790
Other income	609	720
Total Revenues	61,160	59,516
EXPENSES
Policyholder benefits and settlement expenses	31,146	34,105
Amortization of deferred policy acquisition costs	3,613	3,711
Commissions	7,103	7,556
General and administrative expenses	8,443	8,754
Litigation settlement and defense costs	—	13,328
Taxes, licenses and fees	1,846	1,846
Interest expense	1,686	1,280
Total Expenses	53,837	70,580

Income (Loss) Before Income Taxes	7,323	(11,064)

INCOME TAX EXPENSE (BENEFIT)
Current	92	527
Deferred	1,573	(4,920)
	1,665	(4,393)

Net Income (Loss)	$5,658	$(6,671)

INCOME (LOSS) PER COMMON SHARE	$2.28	$(2.70)

DIVIDENDS DECLARED PER SHARE	$0.10	$0.325

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2013	2012

Net income (loss)	$5,658	$(6,671)

Other comprehensive loss, net of tax
Changes in:
Unrealized losses on securities, net of reclassification adjustment of $2,930 and $1,842 for 2013 and 2012, respectively	(2,801)	(101)
Unrealized gain (loss) on interest rate swap	412	(214)

Other comprehensive loss, net of tax	(2,389)	(315)

Comprehensive income (loss)	$3,269	$(6,986)

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2011	$38,015	$26,957	$3,640	$2,467	$4,951

Net loss for 2012	(6,671)	(6,671)

Other comprehensive loss (net of tax)	(315)		(315)

Cash dividends	(802)	(802)

Balance at December 31, 2012	30,227	19,484	3,325	2,467	4,951

Net income for 2013	5,658	5,658

Other comprehensive loss (net of tax)	(2,389)		(2,389)

Common stock issued	28			28

Additional paid-in capital	196				196

Cash dividends	(248)	(248)

Balance at December 31, 2013	$33,472	$24,894	$936	$2,495	$5,147

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$5,658	$(6,671)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	703	657
Decrease (Increase) in cash surrender value of company owned life insurance	73	(271)
Net realized gains on investments	(4,439)	(2,790)
Deferred income taxes	1,573	(4,920)
Amortization of deferred policy acquisition costs	3,613	3,711
Changes in assets and liabilities:
Change in accrued investment income	(29)	(82)
Change in reinsurance recoverable	40	1,237
Policy acquisition costs deferred	(3,292)	(3,250)
Change in accrued income taxes/recoverable	(302)	1,965
Change in net policy liabilities and claims	(1,422)	(1,838)
Change in other assets/liabilities, net	250	(1,462)
Other, net	233	8
Net cash provided by (used in) operating activities	2,659	(13,706)
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(21,036)	(29,166)
Trading securities and short-term investments	—	(40)
Real estate held for investment	—	(32)
Property and equipment	(75)	(303)
Proceeds from sale or maturities of:
Held-to-maturity securities	689	1,826
Available-for-sale securities	15,281	31,676
Trading securities and short-term investments	—	83
Real estate held for investment	4,847	87
Property and equipment	11	9
Other invested assets, net	(74)	(29)
Net cash (used in) provided by investing activities	(357)	4,111
Cash Flows from Financing Activities
Change in other policyholder funds	30	9
Change in long-term debt	(4,450)	14,134
Change in short-term notes payable	574	(360)
Dividends paid	(248)	(802)
Net cash (used in) provided by financing activities	(4,094)	12,981
Net change in cash and cash equivalents	(1,792)	3,386
Cash and cash equivalents, beginning of year	6,779	3,393
Cash and cash equivalents, end of year	$4,987	$6,779

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary, Omega One Insurance Company (Omega).  The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP).  All significant intercompany transactions and accounts have been eliminated.  The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which includes information and disclosures not presented herein.

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

NSFC is licensed in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia. In addition, NSFC operates on a surplus lines basis in Louisiana. NSFC operates in various property and casualty lines, the most significant of which are: dwelling fire and extended coverage, homeowners and mobile homeowners.

Omega is licensed in the states of Alabama and Louisiana. Omega currently has no insurance policies in-force.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are reserves for future life insurance policy benefits, liabilities for losses and loss adjustment expenses, reinsurance recoverable associated with loss and loss adjustment expense liabilities, deferred policy acquisition costs, deferred income tax assets and liabilities, assessments of other-than-temporary impairments on investments and accruals for contingencies.  Actual results could differ from these estimates.

Concentration of Risk
The Company's property and casualty subsidiaries, composing 89% of gross consolidated premium revenue, produced business during 2013 in ten states. However, 62% of property and casualty segment revenue is generated in the states of Alabama, Mississippi and Louisiana, subjecting the Company to significant geographic concentration. Consequently, adverse weather conditions or changes in the legal, regulatory or economic environment could adversely impact the Company.

The Company's life, accident and health insurance subsidiary, composing approximately 11% of gross consolidated revenues, is licensed in seven states. However, over 79% of life segment revenue is generated in the states of Alabama and Georgia. Consequently, changes in the legal, regulatory or economic environment in these states could adversely impact the Company.

For the year ended December 31, 2013, one agency individually produced greater than 5% of the Company's direct written premium.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	Trading Securities. Mutual funds (primarily) are reported at fair value.

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

When an equity security has a decline in value, where fair value is below cost, that is deemed to be other-than-temporary, the Company reduces the book value of the security to its current fair value, recognizing the decline as a realized loss in the statement of income. Any future increases in the market value of investments written down are reflected as changes in unrealized gains as part of accumulated other comprehensive income within shareholders' equity.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans and policy loans are stated at the unpaid principal balance of such loans, net of any related allowance for uncollectible amounts.

Investment real estate is reported at cost, less allowances for depreciation computed on the straight-line basis. Investment real estate consists primarily of undeveloped commercial real estate. The Company sold substantially all timber land investments in 2013 with the gain reflected in realized capital gains in the statement of income. Real estate is carried at cost.

Other investments consist primarily of investments in notes and equity investments in limited liability companies. The Company has no influence or control over the operating or financial policies of the investee limited liability companies, and consequently, these investments are accounted for using the cost method.

The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000. The Company's original investment in company owned life insurance was $5,000,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at December 31, 2013 and December 31, 2012 was $5,858,000 and $5,931,000, respectively. Changes in cash surrender values are included in investment income in the current period. The change in surrender value included in earnings for the periods ended December 31, 2013 and 2012 was a decline of $73,000 and an increase of $271,000, respectively. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy. There were no proceeds received from the COLI during 2013 or 2012.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Statement of Cash Flows
For purposes of reporting cash flows, cash includes cash-on-hand, demand deposits with banks and overnight investments consisting primarily of repurchase agreement.

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

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2003	7% graded to 6%
2004 - 2012	5.25%
2013	4.25%
Mortality assumptions include various percentages of the 1955-60 and 1965-70 Select and Ultimate Basic Male Mortality Table. Withdrawal assumptions are based on the Company's experience.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,480,884 in 2013 and 2,466,600 in 2012.

Reinsurance
The Company's insurance operations re-insure certain risks in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. See Note 10 for additional information regarding the Company's reinsurance practices.

Income Taxes
The Company files a consolidated federal income tax return. Tax related interest and penalties are reported as components of income tax expense.

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of the Company's assets and liabilities and capital or operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period the new rate is enacted.

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

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts. Through December 31, 2012, these balances were insured by the FDIC with no balance limits. On January 1, 2013, $250,000 per entity account balance limits were reinstated. At December 31, 2013, the net amount exceeding FDIC insured limits was $2,778,000 at one financial institution. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of the financial institution on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses, are composed of balances due from independent agents. At December 31, 2013, the single largest balance due from one agent totaled $546,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At December 31, 2013 and 2012, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2013, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

Accounting Changes Not Yet Adopted

Investments-Equity Method and Joint Ventures-Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued guidance which permits qualified reporting entities to use a new accounting method, the proportional amortization method, for investments in qualified affordable housing projects. Under the new method the initial cost of an investment is amortized in proportion to the tax benefits received, and investment performance is recognized as a component of income tax expense (benefit) rather than as a component of investment income. This guidance is effective for fiscal years beginning after December 15, 2014. The Company anticipates that adoption of the standard will not have a material impact on its Consolidated Financial Statements. The Company plans to adopt the guidance beginning January 1, 2015.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013. The Company will adopt this standard on January 1, 2014. The Company anticipates that adoption of the standard will not have a material impact on its Consolidated Financial Statements.

Recently Adopted Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an accounting standards update that requires additional disclosures for reclassification adjustments from accumulated other comprehensive income (AOCI). These additional disclosures include changes in AOCI balances by component and significant items reclassified out of AOCI. These disclosures must be presented either on the face of the affected financial statement or in the notes to the financial statements. The disclosures were effective beginning in the first quarter of 2013 and were to be provided on a prospective basis. These disclosures are presented in Note 14 to the consolidated financial statements.

Intangibles-Goodwill and Other
In July 2012, the FASB issued guidance related to impairment of indefinite-lived intangible assets other than goodwill. The new guidance allows an entity to first make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. An entity is required to perform the quantitative test only if it determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company adopted this guidance January 1, 2013. This guidance did not have a material effect on results of operations or financial position.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Statutory net gains (losses) from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2013	2012
NSIC - including realized capital gains of $111 and $1,722, respectively	$1,427	$1,425
NSFC - including realized capital gains of $939 and $842, respectively; excluding prior year intercompany gain on real estate of $2,417 ($1,595, net of tax)	$2,389	$874
Omega - including realized capital gains of $81 and $241, respectively	$890	$1,157
Statutory risk-based adjusted capital:
NSIC - including AVR of $806 and $748, respectively	$12,383	$11,092
NSFC - including investment in Omega of $5,473 and $4,459, respectively	$26,317	$24,089
Omega	$8,975	$7,961

The above amounts exclude allocation of direct expenses of the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2013 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$35,831	$1,698	$713	$36,816
Trust preferred securities	538	33	—	571
Mortgage backed securities	7,622	75	557	7,140
Private label mortgage backed securities	2,152	38	4	2,186
Obligations of states and political subdivisions	16,412	524	195	16,741
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	16,519	169	708	15,980
Total fixed maturities	79,074	2,537	2,177	79,434
Equity securities	2,420	2,365	411	4,374
Total	$81,494	$4,902	$2,588	$83,808

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2013 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$706	$34	$—	$740
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	106	7	—	113
Total	$812	$41	$—	$853

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2012 are as follows:

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$31,387	$2,430	$80	$33,737
Trust preferred securities	537	50	—	587
Mortgage backed securities	8,595	175	85	8,685
Private label mortgage backed securities	7,679	294	9	7,964
Obligations of states and political subdivisions	16,160	1,359	3	17,516
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	7,320	487	2	7,805
Total fixed maturities	71,678	4,795	179	76,294
Equity securities	3,191	2,398	457	5,132
Total	$74,869	$7,193	$636	$81,426

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2012 are as follows:

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,194	$91	$—	$1,285
Obligations of states and political subdivisions	145	2	—	147
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	163	14	—	177
Total	$1,502	$107	$—	$1,609

The amortized cost and aggregate fair value of debt securities at December 31, 2013, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,239	$1,258
Due after one year through five years	14,704	15,821
Due after five years through ten years	27,526	27,671
Due after ten years	35,605	34,684
Total	$79,074	$79,434

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	249	263
Due after five years through ten years	180	193
Due after ten years	383	397
Total	$812	$853

A summary of securities available-for-sale with unrealized losses as of December 31, 2013, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$10,589	$600	$1,548	$113	$12,137	$713	26
Mortgage backed securities	3,215	427	1,796	130	5,011	557	18
Private label mortgage backed securities	472	4	—	—	472	4	3
Obligations of state and political subdivisions	3,545	165	325	30	3,870	195	11
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	11,534	600	390	108	11,924	708	21
Equity securities	—	—	875	411	875	411	1
	$29,355	$1,796	$4,934	$792	$34,289	$2,588	80

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

There were no securities held-to-maturity with unrealized losses as of December 31, 2013 and December 31, 2012.

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and less than 3.07% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the year ended December 31, 2013, the Company realized no additional other-than-temporary impairments. The single largest accumulated loss not realized as an impairment was in the equity portfolio and totaled $411,000.  The second largest loss position was in the bond portfolio and totaled $137,000.  The third largest loss position was in the bond portfolio and totaled $108,000.

For the year ended December 31, 2012, the Company realized $87,000 in other-than-temporary impairments. The single largest accumulated loss not realized as an impairment was in the equity portfolio and totaled $457,000.  The

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

second largest loss position was in the bond portfolio and totaled $39,000.  The third largest loss position was in the bond portfolio and totaled $27,000.

Major categories of investment income are summarized as follows (dollars in thousands):

	Year ended December 31,
	2013	2012
Fixed maturities	$3,351	$3,452
Equity securities	137	196
Mortgage loans on real estate	22	26
Investment real estate	8	64
Policy loans	104	95
Company owned life insurance change in surrender value	(73)	271
Other, principally short-term investments	437	337
	3,986	4,441
Less: Investment expenses	240	250
Net investment income	$3,746	$4,191
Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Year ended December 31,
	2013	2012
Fixed maturities	$(95)	$539
Equity securities	1,219	2,263
Trading securities	—	2
Other, principally real estate	3,315	73
Other-than-temporary impairments	—	(87)
Net realized investment gains	$4,439	$2,790

Other, principally real estate gain above reflects the third quarter sale of investment real estate with a carrying value of $1,300,000.

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	December 31, 2013	December 31, 2012
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$(4,243)	$(153)
Deferred income tax	1,442	52
Net change in unrealized appreciation on available-for-sale securities	$(2,801)	$(101)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are summarized in the following table by the type of inputs applicable to the fair value measurements (unaudited) (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$36,816	$—	$36,816	$—
Trust preferred securities	571	—	571	—
Mortgage backed securities	7,140	—	7,140	—
Private label mortgage backed securities	2,186	—	2,186	—
Obligations of states and political subdivisions	16,741	—	16,741	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	15,980	15,980	—	—
Trading securities	19	19	—	—
Equity securities available-for-sale	4,374	3,499	—	875
Total Financial Assets	$83,827	$19,498	$63,454	$875
Financial Liabilities
Interest rate swap	$897	$—	$—	$897
Total Financial Liabilities	$897	$—	$—	$897

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

Interest rate swaps — Interest rate swaps are recorded at fair value either as assets, within other assets or as liabilities, within other liabilities. The fair values of our interest rate swaps are provided by a third-party brokers and are classified within Level 3.

As of December 31, 2013, Level 3 fair value measurements of assets include $875,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of December 31, 2013, Level 3 fair value measurements of liabilities include $897,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 8.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013 (in thousands):

For the year ended December 31, 2013	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$829	$(1,521)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	46	624
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$875	$(897)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2013:	$—	$—

For the year ended December 31, 2013, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and estimate fair value of the Company’s financial instruments as of December 31, 2013 and December 31, 2012 are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$333	$333	$383	$383
Policy loans	1,443	1,443	1,317	1,317
Company owned life insurance	5,858	5,858	5,931	5,931
Other invested assets	3,559	3,559	3,777	3,777

Liabilities and related instruments
Other policyholder funds	1,447	1,447	1,417	1,417
Short-term notes payable and current portion of long-term debt	1,866	1,866	1,292	1,292
Long-term debt	20,889	20,889	25,339	25,339

NOTE 6 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	December 31, 2013	December 31, 2012

Building and improvements	$3,185	$3,185
Electronic data processing equipment	1,822	1,814
Furniture and fixtures	874	912
	5,881	5,911
Less accumulated depreciation	3,804	3,519
	$2,077	$2,392

Depreciation expense for the year ended December 31, 2013 was $386,000 ($433,000 for the year ended December 31, 2012).

NOTE 7 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2009. Tax returns have been filed through the year 2012.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $4,654,000 at December 31, 2013 and $4,997,000 at December 31, 2012.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	Year ended December 31,
	2013	2012
General expenses	$1,326	$1,211
Unearned premiums	1,855	1,751
Claims liabilities	700	243
Litigation settlement	3,173	3,570
AMT credit	335	246
NOL carryforward	849	2,711
Other-than-temporary impairments on securities owned	—	164
Unrealized loss on interest rate swaps	305	518
Deferred tax assets	8,543	10,414

Trading securities	—	(1)
Depreciation	(119)	(94)
Deferred policy acquisition costs	(2,984)	(3,093)
Unrealized gains on securities available-for-sale	(786)	(2,229)
Deferred tax liabilities	(3,889)	(5,417)
Net deferred tax asset	$4,654	$4,997

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Year ended December 31,
	2013	2012
Deferred policy acquisition costs	$(109)	$(157)
Other-than-temporary impairments	164	94
Trading securities	(1)	1
Unearned premiums	(104)	(37)
General expenses	(115)	(60)
Depreciation	25	(50)
Claim liabilities	(457)	28
Litigation settlement	397	(3,145)
AMT credit	(89)	(246)
NOL carryforward	1,862	(1,348)
Deferred income tax expense (benefit)	$1,573	$(4,920)

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Year ended December 31,
	2013	2012
Federal income tax rate applied to pre-tax income/loss	34.0%	(34.0)%
Dividends received deduction and tax-exempt interest	(1.7)%	(1.4)%
Small life deduction	(4.0)%	(3.2)%
Life reserve tax adjustment	(6.7)%	—%
Other, net	1.1%	(1.1)%
Effective federal income tax rate	22.7%	(39.7)%

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus".
The aggregate balance in this account, $2,520,000 at December 31, 2013, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred income tax liability not recognized is approximately $857,000 at December 31, 2013.

At December 31, 2013, the Company has approximately $2,499,000 of net operating loss carryforwards available ($849,000 tax benefit) to be applied to future periods.  These carryforwards expire in 2031 and 2032.

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	2013	2012
Line of credit with variable interest rate equal to the Wall Street Journal (WSJ) prime rate, subject to a 5.0% floor; maturity February 2014. Interest payments due quarterly. Unsecured.	$700	$125
Current portion of installment note payable due November 2014 with variable interest rate equal to the WSJ prime rate plus 1%; Unsecured	1,166	1,167
	$1,866	$1,292

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of the following as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	2013	2012
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	$350	$3,634

Long term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long term portion due November 2015. Unsecured.	8,167	9,333

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,279	9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$20,889	$25,339

Annual maturities of all outstanding debt for the next five years and beyond are as follows:

2014	2015	2016	2017	2018	Thereafter
$1,866	$1,167	$1,167	$1,517	$1,167	$15,871

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The swaps entered into in 2009 and 2010 have fair values of $278,000 (liability) and $619,000 (liability), respectively, for a total liability of $897,000 at December 31, 2013 ($1,521,000 at December 31, 2012).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation gain of $412,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation loss of $214,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2012.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At December 31, 2013, the Company has securities on deposit with fair market values of $1,422,000 (all of which is posted as collateral). At December 31, 2012, the Company had securities on deposit with fair market values of $1,557,000, all of which is posted as collateral. See Note 5 for additional information about the interest rate swaps.

In January 2013, the Company renewed an unsecured line of credit for $700,000, with an interest rate of 5%, to be made available for general corporate purposes.  As of December 31, 2013, there was $700,000 drawn on this line ($125,000 at December 31, 2012).

In July 2012, the Company executed a promissory note in the amount of $13,000,000 payable to the Bagley Family Revocable Trust with an interest rate of WSJ prime plus 1% (4.25% at December 31, 2013 and 2012). The purpose of this promissory note is to finance the settlement obligation related to the Mobile Attic litigation. As of December 31, 2013 a total of $9,333,000 ($10,500,000 at December 31, 2012) was outstanding with principal payments due in equal annual installments of $1,167,000 payable each November beginning in 2013. Installment payments due within 12 months of the balance sheet date are classified as current portion of long term debt. The promissory note allows for the Company to defer payments in years in which its P&C subsidiaries incur substantial catastrophe losses thus allowing capital management flexibility in the P&C subsidiaries. Under the terms of the promissory note, annual debt service payments on the note must equal or exceed any payment of dividends to shareholders in the preceding twelve months.

In September 2012, the Company obtained a secured line of credit in the amount of $4,000,000 with an interest rate equal to the WSJ prime but subject to a floor of 4.5% (4.5% at December 31, 2012). In August of 2013, the Company sold substantially all timber property securing the credit line and paid the $4,000,000 principal balance outstanding. The line remains available but, due to the sale of substantially all collateral securing the line of credit, as of December 31, 2013, the line was reduced to $1,000,000 and there was $350,000 drawn on this line ($3,634,000 at December 31, 2012).

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Year ended December 31,
	2013	2012
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$11,214	$14,386
Less reinsurance recoverable on unpaid losses	1,229	2,381
Net balances at beginning of year	9,985	12,005
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	27,091	30,569
Estimated claims and claim adjustment expenses for claims arising in prior years	(152)	(1,476)
Total increases	26,939	29,093
Claims and claim adjustment expense payments for claims arising in:
Current year	23,823	26,272
Prior years	5,149	4,841
Total payments	28,972	31,113
Net balance at end of year	7,952	9,985
Plus reinsurance recoverable on unpaid losses	782	1,229
Claims and claim adjustment expense reserves at end of year	$8,734	$11,214

The 2013 decrease in property and casualty benefit loss reserves was primarily due to a reduced frequency of weather related losses in the property and casualty subsidiaries in the second half of 2013 compared to prior year.

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2013, the Company's estimate of unpaid losses and adjustment expenses for claims incurred in prior years related to catastrophes that exceeded our retention totaled $476,000 before reinsurance ($958,000 in 2012). Because the Company has exhausted its catastrophe coverage limits available for Hurricane Katrina any additional development will not be covered by reinsurance. The Company maintains case reserves of $174,000 for losses in excess of catastrophe reinsurance ($390,000 in 2012).

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

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

areas of exposure with reinsurance companies.  NSFC maintains a catastrophe reinsurance agreement to cover losses from catastrophic events, primarily hurricanes.

Under the catastrophe reinsurance program, the Company retains the first $4,000,000 in losses from each catastrophe event.  Catastrophe reinsurance coverage is maintained in four layers as follows:

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

At December 31, 2013, the largest reinsurance recoverable of a single reinsurer was $214,000 ($295,000 at December 31, 2012). Amounts reported as ceded incurred losses in both 2013 and 2012 were related to the development of losses from prior year catastrophes.

The effect of reinsurance on premiums written and earned in the property and casualty segment is as follows (dollars in thousands):

	Year ended December 31, 2013		Year ended December 31, 2012
	Written	Earned	Written	Earned

Direct	$55,659	$54,249	$53,544	$53,469
Assumed	—	—	—	—
Ceded	(8,462)	(8,474)	(8,263)	(8,263)
Net	$47,197	$45,775	$45,281	$45,206

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of reinsurance on premiums written and earned in the life segment is as follows (dollars in thousands):

	Year ended December 31, 2013		Year ended December 31, 2012
	Written	Earned	Written	Earned

Direct	$6,677	$6,657	$6,806	$6,682
Assumed	—	—	—	—
Ceded	(66)	(66)	(73)	(73)
Net	$6,611	$6,591	$6,733	$6,609

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the years ended December 31, 2013 and 2012 amounted to $198,000 and $202,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options.

The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited of the non-qualified deferred compensation plans for the period ended December 31, 2013 and 2012 amounted to approximately $259,000 and $158,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. Costs for amounts contributed to the ESOP for the period ended December 31, 2013 and 2012 amounted to $125,000 and $100,000, respectively. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

NOTE 12 – REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company is dependent on dividends from its insurance subsidiaries to fund operations and payment of shareholder dividends. Dividend payments from the insurance subsidiaries are subject to regulatory review/approval and statutory limitations. The statutory limitations are outlined as follows:

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2013, NSIC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $1,463,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2013, NSFC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $2,632,000.

The payment of any subsidiary dividend requires prior notice to the regulatory authorities who may disallow the dividend if, in their judgment, payment of the dividend would have an adverse effect on the surplus of the subsidiary.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, securities with market values of $3,503,000 ($3,785,000 at December 31, 2012) were deposited with various states pursuant to statutory requirements.

NOTE 13 – SHAREHOLDERS' EQUITY

During the year ended December 31, 2013, and year ended December 31, 2012, changes in shareholders' equity consisted of a net income of $5,658,000 and net loss of $6,671,000, respectively; dividends paid of $248,000 in 2013 and $802,000 in 2012; changes in accumulated other comprehensive loss, net of applicable taxes, of $2,389,000 in 2013 and $315,000 in 2012.  Other comprehensive loss consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,494,480	2,494,480	3,000,000	2,466,600	2,466,600

The Company has a share based compensation plan in place for directors by which shares are issued for board service. The share based compensation plan is in accordance with the 2009 Equity Incentive Plan (the Plan) previously approved by shareholders. Under the Plan, 200,000 shares are authorized for issuance. On June 28, 2013, 27,880 shares of common stock were issued to directors as compensation under the Plan. Compensation costs for shares issued under the Plan are calculated at market value on the date of award. Compensation costs for shares issued on June 28, 2013, totaled $224,000 .

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the period ended December 31, 2013, net of income taxes, are as follows (dollars in thousands):

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(1,003)	$4,328	$3,325
Other comprehensive income before reclassifications	412	(1,291)	(879)

Amounts reclassified from accumulated other comprehensive income	—	(1,510)	(1,510)

Net current period other comprehensive income	412	(2,801)	(2,389)

Ending balance	$(591)	$1,527	$936

The following table presents the amounts reclassified out of AOCI for the period ended December 31, 2013 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$4,439	Net realized investment gains
	4,439	Total before tax

	(1,509)	Tax (expense) or benefit
	$2,930	Net of Tax

NOTE 15 – SEGMENTS

The Company’s property and casualty insurance operations comprise one business segment. The property and casualty insurance segment primarily underwrites home insurance coverage with primary lines of business consisting of:  dwelling fire and extended coverage, homeowners (including mobile homeowners) and other liability. The Company has ceased writing ocean marine, private passenger auto liability, commercial auto liability and auto physical damage coverages over the past two years with no policies remaining in-force at December 31, 2013 in the lines of business.

Management organizes the business utilizing a niche strategy focusing on lower valued dwellings.  Our chief decision makers (Chief Executive Officer, Chief Financial Officer and President) review results and operating plans making decisions on resource allocations on a company-wide basis.  The Company’s products are primarily produced through agents within the states in which we operate.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s life and accident and health operations comprise the second business segment.  The life and accident and health insurance segment consists of two lines of business: traditional life insurance and accident and health insurance.

Total assets by industry segment for the years ended December 31, 2013 and 2012 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
December 31, 2013
	$133,980	$71,003	$53,831	$9,146
December 31, 2012
	$135,716	$71,447	$53,760	$10,509

Premium revenues and operating income by business segment for the years ended December 31, 2013 and 2012 are summarized below (dollars in thousands):

Year ended December 31, 2013	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$52,366	$45,775	$6,591	$—
Net investment income	3,746	1,637	2,032	77
Net realized investment gains	4,439	1,020	111	3,308
Other income	609	604	5	—
	61,160	49,036	8,739	3,385
BENEFITS AND EXPENSES
Policyholder benefits paid	31,146	26,219	4,927	—
Amortization of deferred policy acquisition costs	3,613	2,576	1,037	—
Commissions	7,103	6,678	425	—
General and administrative expenses	8,443	5,683	2,034	726
Taxes, licenses and fees	1,846	1,614	232	—
Interest expense	1,686	—	77	1,609
	53,837	42,770	8,732	2,335
Income Before Income Taxes	$7,323	$6,266	$7	$1,050

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2012	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$51,815	$45,206	$6,609	$—
Net investment income	4,191	2,107	1,993	91
Net realized investment gains	2,790	1,083	1,635	72
Other income	720	718	2	—
	59,516	49,114	10,239	163
BENEFITS AND EXPENSES
Policyholder benefits paid	34,105	28,811	5,294	—
Amortization of deferred policy acquisition costs	3,711	2,773	938	—
Commissions	7,556	7,088	468	—
General and administrative expenses	8,754	6,262	1,973	519
Litigation settlement and defense costs	13,328	—	—	13,328
Taxes, licenses and fees	1,846	1,628	218	—
Interest expense	1,280	—	53	1,227
	70,580	46,562	8,944	15,074
Income (Loss) Before Income Taxes	$(11,064)	$2,552	$1,295	$(14,911)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2013 and 2012, respectively:

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2013	2012
Life, accident and health operations premiums written:
Traditional life insurance	$4,756	$4,936
Accident and health insurance	1,921	1,870
Gross life, accident and health	6,677	6,806
Reinsurance premium ceded	(66)	(73)
Net life, accident and health premiums written	$6,611	$6,733

Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$30,527	$28,161
Homeowners (Including mobile homeowners)	23,367	22,867
Ocean marine	75	981
Other liability	1,690	1,471
Private passenger auto liability	—	37
Commercial auto liability	—	6
Auto physical damage	—	21
Gross property and casualty	55,659	53,544
Reinsurance premium ceded	(8,462)	(8,263)
Net property and casualty written	$47,197	$45,281

Gross premiums written	$62,336	$60,350
Reinsurance premium ceded	(8,528)	(8,336)
Net premiums written	$53,808	$52,014

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2013 and 2012, respectively:

	Year ended December 31,
	2013	2012
Life, accident and health operations premiums earned:
Traditional life insurance	$4,718	$4,818
Accident and health insurance	1,939	1,864
Gross life, accident and health	6,657	6,682
Reinsurance premium ceded	(66)	(73)
Net life, accident and health premiums earned	$6,591	$6,609

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$29,302	$27,206
Homeowners (Including mobile homeowners)	22,830	23,287
Ocean marine	524	1,090
Other liability	1,593	1,412
Private passenger auto liability	—	319
Commercial auto liability	—	6
Auto physical damage	—	149
Gross property and casualty	54,249	53,469
Reinsurance premium ceded	(8,474)	(8,263)
Net property and casualty earned	$45,775	$45,206

Gross premiums earned	$60,906	$60,151
Reinsurance premium ceded	(8,540)	(8,336)
Net premiums earned	$52,366	$51,815

NOTE 16 – CONTINGENCIES

The Company and its subsidiaries continue to be named individually as parties to litigation related to the conduct of their insurance operations.  These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of the Company's subsidiaries, and other miscellaneous causes of action.

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

In June 2012, the Company reached a settlement agreement related to its disposition of Mobile Attic, Inc. The settlement is reflected in expenses presented in the 2012 statement of income. Also see Note 8.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during 2013 was $1,742,000 ($1,163,000 in 2012 ). Cash paid for income taxes during 2013 was $395,000. Cash received from income tax refunds during 2012 was $1,437,000.

THE NATIONAL SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the twelve months ended December 31, 2013, non-cash changes in equity included $28,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $196,000 increase in additional paid in capital.

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements.

Schedule I. Summary of Investments Other Than Investments in Related Parties

THE NATIONAL SECURITY GROUP, INC. (dollars in thousands)
	December 31, 2013			December 31, 2012

	Cost	Fair Value	Amount per the Balance Sheet	Cost	Fair Value	Amount per the Balance Sheet
Securities Held-to-Maturity:
United States government	$106	$113	$106	$163	$177	$163
States, municipalities and political subdivisions	—	—	—	145	147	145
Mortgage backed securities	706	740	706	1,194	1,285	1,194
Private label mortgage backed securities	—	—	—	—	—	—
Industrial and Miscellaneous	—	—	—	—	—	—
Total Securities Held-to-Maturity	812	853	812	1,502	1,609	1,502
Securities Available-for-Sale:
Equity Securities:
Banks and insurance companies	1,364	1,409	1,409	1,363	1,231	1,231
Industrial and all other	1,056	2,965	2,965	1,828	3,901	3,901
Total equity securities	2,420	4,374	4,374	3,191	5,132	5,132
Debt Securities:
United States government	16,519	15,980	15,980	7,320	7,805	7,805
States, municipalities and political subdivisions	16,412	16,741	16,741	16,160	17,516	17,516
Mortgage backed securities	7,622	7,140	7,140	8,595	8,685	8,685
Private label mortgage backed securities	2,152	2,186	2,186	7,679	7,964	7,964
Trust preferred securities	538	571	571	537	587	587
Industrial and Miscellaneous	35,831	36,816	36,816	31,387	33,737	33,737
Total Debt Securities	79,074	79,434	79,434	71,678	76,294	76,294
Total Available-for-Sale	81,494	83,808	83,808	74,869	81,426	81,426
Total Securities	82,306	84,661	84,620	76,371	83,035	82,928
Trading securities	19	19	19	40	40	40
Mortgage loans on real estate	333	333	333	383	383	383
Investment real estate	4,218	4,218	4,218	5,757	5,757	5,757
Policy loans	1,443	1,443	1,443	1,317	1,317	1,317
Company owned life insurance	5,000	5,858	5,858	5,000	5,931	5,931
Other invested assets	3,559	3,559	3,559	3,777	3,777	3,777
Total investments	$96,878	$100,091	$100,050	$92,645	$100,240	$100,133

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

Schedule II. Condensed Financial Information of Registrant

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
(dollars in thousands)
	December 31,
	2013	2012
Assets
Fixed maturities available-for-sale, at estimated fair value	$1,422	$1,557
Investment real estate, at book value	356	1,457
Cash	948	58
Investment in subsidiaries (equity method) eliminated upon consolidation	49,565	49,407
Deferred income tax asset	5,866	6,706
Other assets	689	723
Total Assets	$58,846	$59,908

Liabilities and Shareholders' Equity

Liabilities
Accrued general expenses	$1,722	$1,529
Interest rate swaps	897	1,521
Notes payable	22,755	26,631
Total Liabilities	25,374	29,681
Total Shareholders' Equity	33,472	30,227
Total Liabilities and Shareholders' Equity	$58,846	$59,908

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME (LOSS)
(Dollars in thousands)
	Years Ended December 31,
	2013	2012
Income
Dividends (eliminated upon consolidation)	$1,250	$1,800
Property transfer from subsidiary	—	1,473
Net realized investment gains (losses)	3,308	72
Holding company management service fees	929	906
Other income	76	91
	5,563	4,342

Expenses
State taxes	41	42
Litigation settlement and defense costs	—	13,328
Interest	1,609	1,229
Other expenses	684	477
	2,334	15,076

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	3,229	(10,734)
Income tax expense (benefit)	672	(4,697)

Income (loss) before equity in undistributed earnings of subsidiaries	2,557	(6,037)
Equity in undistributed earnings of subsidiaries	3,101	(634)

Net income (loss)	$5,658	$(6,671)

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Years Ended
	December 31,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$5,658	$(6,671)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Equity in undistributed earnings of subsidiaries	(3,101)	634
Net realized investment gains	(3,308)	(72)
Deferred income tax expense (benefit)	672	(4,697)
Property transfer from subsidiary	—	(1,473)
Other, net	246	(1,142)
Net cash provided by (used in) operating activities	167	(13,421)
Cash Flows from Investing Activities:
Net sales (purchases) of investments	4,847	(567)
Net cash provided by (used in) investing activities	4,847	(567)
Cash Flows from Financing Activities:
Net (repayments) proceeds from debt	(3,876)	13,774
Cash dividends	(248)	(802)
Net cash (used in) provided by financing activities	(4,124)	12,972
Net increase (decrease) in cash and cash equivalents	890	(1,016)
Cash, at beginning of year	58	1,074
Cash, at end of year	$948	$58

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

Note 2 - Cash Dividends and Asset Transfers from Insurance Subsidiaries

In 2013, cash dividends of $1.3 million were paid to the Registrant by its subsidiaries ($1.8 million in 2012). Also in 2012, timber property with a carrying value of $1.5 million was transferred to the Registrant from an insurance subsidiary.

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

Schedule III. Supplementary Insurance Information

THE NATIONAL SECURITY GROUP, INC.
(dollars in thousands)

				Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums
At December 31, 2013:
Life and accident and health insurance				$5,607	$34,189	$14
Property and casualty insurance				3,169	—	27,287
Total				$8,776	$34,189	$27,301
At December 31, 2012:
Life and accident and health insurance				$5,960	$33,377	$16
Property and casualty insurance				3,137	—	25,761
Total				$9,097	$33,377	$25,777

	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions, Amortization of Policy Acquisition Costs	General Expenses,Taxes, Licenses and Fees
For the year ended December 31, 2013:
Life and accident and health insurance	$6,591	$2,032	$5	$4,927	$1,462	$2,266
Property and casualty insurance	45,775	1,637	604	26,219	9,254	7,297
Other	—	77	—	—	—	726
Total	$52,366	$3,746	$609	$31,146	$10,716	$10,289
For the year ended December 31, 2012:
Life and accident and health insurance	$6,609	$1,993	$2	$5,294	$1,406	$2,191
Property and casualty insurance	45,206	2,107	718	28,811	9,861	7,890
Other	—	91	—	—	—	13,847
Total	$51,815	$4,191	$720	$34,105	$11,267	$23,928

Note: Investment income and other operating expenses are reported separately by segment and not allocated.

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

Schedule IV. Reinsurance

THE NATIONAL SECURITY GROUP, INC.
(dollars in thousands)
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2013
Life insurance in force	$209,909	$9,126	$—	$200,783	—%
Premiums:
Life insurance and accident and health insurance	$6,657	$66	$—	$6,591	—%
Property and casualty insurance	54,249	8,474	—	45,775	—%
Total premiums	$60,906	$8,540	$—	$52,366	—%
For the year ended December 31, 2012
Life insurance in force	$211,778	$11,200	$—	$200,578	—%
Premiums:
Life insurance and accident and health insurance	$6,682	$73	$—	$6,609	—%
Property and casualty insurance	53,469	8,263	—	45,206	—%
Total premiums	$60,151	$8,336	$—	$51,815	—%

THE NATIONAL SECURITY GROUP, INC.

FINANCIAL STATEMENT SCHEDULES

Schedule V. Valuation and Qualifying Accounts

The National Security Group, Inc
Years ended December 31, 2013 and 2012
(dollars in thousands)
	2013	2012
Balance, January 1 Allowance for Doubtful Accounts	$6	$29
Additions	4	—
Deletions	—	(23)
Balance, December 31 Allowance for Doubtful Accounts	$10	$6

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers
JACK E. BRUNSON (57) has served as a director since 1999 and as President of NSFC since 1997. He also serves on the Boards of Directors of NSFC and Omega. He joined the Company in 1982. Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (55) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He also holds the position of President of NSIC. He joined the Company in 1983. Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega. Mr. Brunson is a member of the Alabama State Bar.

BRIAN R. MCLEOD (45) currently serves as Vice President of Finance & Operations, CFO and Treasurer of the Company. From 1992-2002 he served as Controller. He joined the Company in 1992. Mr. McLeod is a Director of NSIC, NSFC, Omega and NATSCO. Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama. Mr. McLeod is a Certified Public Accountant.

The information contained in The National Security Group's definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2014 with respect to directors and executive officers of the Company as well as Corporate Governance, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2014 with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2014 with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained in The National Security Group's definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2014, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in The National Security Group's definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2014, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information contained in The National Security Group's definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2014, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained in The National Security Group's definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2014, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - December 31, 2013 and 2012

•	Consolidated Statements of Income (Loss) - Years ended December 31, 2013 and 2012

•	Consolidated Statements of Shareholders' Equity - Years ended December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows - Years ended December 31, 2013 and 2012

•	Consolidated Notes to the Financial Statements

2.	Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.
Schedule I	Summary of Investments Other Than Investments in Related Parties
Schedule II	Condensed Financial Information of the Registrant
Schedule III	Supplementary Insurance Information
Schedule IV	Reinsurance
Schedule V	Valuation and Qualifying Accounts

3.	Exhibits filed as part of this Form 10-K:

11.	Computation of Earnings Per Share Filed Herewith, See Note 1 to Consolidated Financial Statements.
14.	Code of Ethics, See Additional Information in Part I, Item 1 of This Report
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b)	During the last fiscal quarter of the period covered by this Report, the Company filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Description
October 18, 2013	October 22, 2013	Press release announcing quarterly dividend.
November 14, 2013	November 14, 2013	Press release announcing financial results for the period ended September 30, 2013.

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

Date: March 21, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 21, 2014:
SIGNATURE

/s/ Winfield Baird	/s/ Frank B. O'Neil
/s/ Fleming Brooks	/s/ Mickey L. Murdock
/s/ Jack E. Brunson	/s/ Donald Pittman
/s/ William L. Brunson, Jr.	/s/ Paul C. Wesch
/s/ Fred D. Clark, Jr.	/s/ Walter P. Wilkerson