Form 10-Q
period 2014-03-31
NATIONAL SECURITY GROUP INC
filed 2014-05-14
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2014

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

As of May 14, 2014, there were 2,494,480 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

Part I. Financial Information

Item 1.  Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2014	December 31, 2013
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2014 - $821; 2013 - $853)	$772	$812
Fixed maturities available-for-sale, at estimated fair value (cost: 2014 - $79,452; 2013 -$79,074)	81,322	79,434
Equity securities available-for-sale, at estimated fair value (cost: 2014 - $2,420; 2013 - $2,420)	4,490	4,374
Trading securities	19	19
Mortgage loans on real estate, at cost	331	333
Investment real estate, at book value	4,217	4,218
Policy loans	1,452	1,443
Company owned life insurance	5,888	5,858
Other invested assets	3,459	3,559
Total Investments	101,950	100,050
Cash	6,739	4,987
Accrued investment income	836	817
Policy receivables and agents' balances, net	11,081	10,276
Reinsurance recoverable	1,278	1,501
Deferred policy acquisition costs	8,734	8,776
Property and equipment, net	1,990	2,077
Accrued income tax recoverable	—	6
Deferred income tax asset, net	3,945	4,654
Other assets	925	836
Total Assets	$137,478	$133,980
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$9,419	$8,734
Accident and health benefit and loss reserves	2,577	2,651
Life and annuity benefit and loss reserves	30,847	30,696
Unearned premiums	28,424	27,301
Policy and contract claims	833	842
Other policyholder funds	1,466	1,447
Short-term notes payable and current portion of long-term debt	1,166	1,866
Long-term debt	21,164	20,889
Accrued income taxes	32	—
Other liabilities	6,157	6,082
Total Liabilities	102,085	100,508
Contingencies
Shareholders' equity
Common stock	2,495	2,495
Additional paid-in capital	5,147	5,147
Accumulated other comprehensive income	1,933	936
Retained earnings	25,818	24,894
Total Shareholders' Equity	35,393	33,472
Total Liabilities and Shareholders' Equity	$137,478	$133,980

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
REVENUES
Net premiums earned	$13,824	$12,934
Net investment income	948	1,045
Net realized investment gains	88	27
Other income	154	172
Total Revenues	15,014	14,178
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	7,864	9,551
Amortization of deferred policy acquisition costs	898	942
Commissions	2,027	1,982
General and administrative expenses	2,026	1,803
Taxes, licenses and fees	530	486
Interest expense	386	442
Total Benefits, Losses and Expenses	13,731	15,206

Income (Loss) Before Income Taxes	1,283	(1,028)

INCOME TAX EXPENSE (BENEFIT)
Current	88	132
Deferred	196	(751)
	284	(619)

Net Income (Loss)	$999	$(409)

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$0.40	$(0.17)

DIVIDENDS DECLARED PER SHARE	$0.03	$0.025

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2014	2013

Net income (loss)	$999	$(409)

Other comprehensive income, net of tax
Changes in:
Unrealized gains on securities, net of reclassification adjustment of $59 and $18 for 2014 and 2013, respectively	1,073	526
Unrealized gain (loss) on interest rate swap	(76)	52

Other comprehensive income, net of tax	997	578

Comprehensive income	$1,996	$169

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2013 (AUDITED)	$33,472	$24,894	$936	$2,495	$5,147

Net income for the three months ended March 31, 2014	999	999

Other comprehensive income (net of tax)	997		997

Cash dividends	(75)	(75)

Balance at March 31, 2014	$35,393	$25,818	$1,933	$2,495	$5,147

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Three months ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$999	$(409)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	134	202
Increase in cash surrender value of company owned life insurance	(30)	(50)
Net realized gains on investments	(88)	(27)
Deferred income taxes	196	(751)
Amortization of deferred policy acquisition costs	898	942
Changes in assets and liabilities:
Change in accrued investment income	(19)	(80)
Change in reinsurance recoverable	223	(23)
Policy acquisition costs deferred	(856)	(814)
Change in accrued income taxes	38	32
Change in net policy liabilities and claims	1,066	(661)
Change in other assets/liabilities, net	(71)	386
Other, net	8	9
Net cash provided by (used in) operating activities	2,498	(1,244)
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(2,707)	(6,678)
Property and equipment	(4)	(36)
Proceeds from sale or maturities of:
Held-to-maturity securities	39	188
Available-for-sale securities	2,370	3,236
Real estate held for investment	—	207
Property and equipment	3	36
Other invested assets, net	34	4
Net cash used in investing activities	(265)	(3,043)
Cash Flows from Financing Activities
Change in other policyholder funds	19	(5)
Change in long-term debt	275	300
Change in short-term notes payable	(700)	—
Dividends paid	(75)	(62)
Net cash (used in) provided by financing activities	(481)	233
Net change in cash and cash equivalents	1,752	(4,054)
Cash and cash equivalents, beginning of year	4,987	6,779
Cash and cash equivalents, end of year	$6,739	$2,725

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary, Omega One Insurance Company (Omega).  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. All significant intercompany transactions and accounts have been eliminated.  The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which includes information and disclosures not presented herein.

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,494,480 in 2014 and 2,466,600 in 2013.

Reclassifications
Certain 2013 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2014 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts. Through December 31, 2012, these balances were insured by the FDIC with no balance limits. On January 1, 2013, $250,000 per entity account balance limits were reinstated. At March 31, 2014, the net amount exceeding FDIC insured limits was $2,913,000 at one financial institution. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of the financial institution on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At March 31, 2014, the single largest balance due from one agent totaled $953,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At March 31, 2014 and 2013, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At March 31, 2014, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

Recently Adopted Accounting Standards
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013. The Company adopted this standard on January 1, 2014. This guidance did not have a material effect on results of operations or financial position.

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds a passive interest in a limited partnership that is considered to be a Variable Interest Entity (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entity and is not required to consolidate under ASC 810. The entity is a private placement investment fund formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnership. The carrying value of the investment totals $325,000 and is included as a component of Other Invested Assets in the accompanying consolidated balance sheets.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of March 31, 2014 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$35,794	$1,980	$289	$37,485
Trust preferred securities	538	48	—	586
Mortgage backed securities	8,546	90	388	8,248
Private label mortgage backed securities	1,921	43	7	1,957
Obligations of states and political subdivisions	15,209	664	95	15,778
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,444	284	460	17,268
Total fixed maturities	79,452	3,109	1,239	81,322
Equity securities	2,420	2,452	382	4,490
Total	$81,872	$5,561	$1,621	$85,812

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of March 31, 2014 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$676	$43	$—	$719
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	96	6	—	102
Total	$772	$49	$—	$821

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2013 are as follows (dollars in thousands):

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
The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2013 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$706	$34	$—	$740
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	106	7	—	113
Total	$812	$41	$—	$853

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The amortized cost and aggregate fair value of debt securities at March 31, 2014, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,782	$1,821
Due after one year through five years	15,258	16,462
Due after five years through ten years	27,505	28,023
Due after ten years	34,907	35,016
Total	$79,452	$81,322

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	225	237
Due after five years through ten years	165	177
Due after ten years	382	407
Total	$772	$821

A summary of securities available-for-sale with unrealized losses as of March 31, 2014, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$5,215	$181	$2,881	$108	$8,096	$289	17
Mortgage backed securities	2,785	211	2,471	177	5,256	388	18
Private label mortgage backed securities	462	7	—	—	462	7	3
Obligations of state and political subdivisions	1,113	40	887	55	2,000	95	5
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	9,027	317	1,060	143	10,087	460	18
Equity securities	—	—	904	382	904	382	1
	$18,602	$756	$8,203	$865	$26,805	$1,621	62

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

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

There were no securities held-to-maturity with unrealized losses as of March 31, 2014 and December 31, 2013.

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and less than 2.9% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the three months ended March 31, 2014 and 2013, the Company realized no additional other-than-temporary impairments.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended March 31,
	2014	2013
Fixed maturities	$859	$825
Equity securities	29	28
Mortgage loans on real estate	4	7
Investment real estate	2	40
Policy loans	27	24
Company owned life insurance change in surrender value	30	50
Other, principally short-term investments	54	119
	1,005	1,093
Less: Investment expenses	57	48
Net investment income	$948	$1,045
Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended March 31,
	2014	2013
Fixed maturities	$90	$23
Equity securities	—	—
Trading securities	—	—
Other, principally real estate	(2)	4
Other-than-temporary impairments	—	—
Net realized investment gains	$88	$27

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$1,626	$(4,243)
Deferred income tax	(553)	1,442
Net change in unrealized appreciation on available-for-sale securities	$1,073	$(2,801)

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
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

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

Marketable debt instruments in this category generally include asset-backed securities and certain floating-rate notes, corporate bonds, and municipal bonds.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 are summarized in the following table by the type of inputs applicable to the fair value measurements (unaudited) (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$37,485	$—	$37,485	$—
Trust preferred securities	586	—	586	—
Mortgage backed securities	8,248	—	8,248	—
Private label mortgage backed securities	1,957	—	1,957	—
Obligations of states and political subdivisions	15,778	—	15,778	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,268	17,268	—	—
Trading securities	19	19	—	—
Equity securities available-for-sale	4,490	3,586	—	904
Total Financial Assets	$85,831	$20,873	$64,054	$904
Financial Liabilities
Interest rate swap	$1,012	$—	$—	$1,012
Total Financial Liabilities	$1,012	$—	$—	$1,012

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

As of March 31, 2014, Level 3 fair value measurements of assets include $904,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of March 31, 2014, Level 3 fair value measurements of liabilities include $1,012,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial modeling

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 (in thousands):

For the three months ended March 31, 2014	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$875	$(897)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	29	(115)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$904	$(1,012)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2014:	$—	$—

For the three months ended March 31, 2014, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The carrying amount and estimate fair value of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$331	$331	$333	$333
Policy loans	1,452	1,452	1,443	1,443
Company owned life insurance	5,888	5,888	5,858	5,858
Other invested assets	3,459	3,459	3,559	3,559

Liabilities and related instruments
Other policyholder funds	1,466	1,466	1,447	1,447
Short-term notes payable and current portion of long-term debt	1,166	1,166	1,866	1,866
Long-term debt	21,164	21,164	20,889	20,889

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	March 31, 2014	December 31, 2013

Building and improvements	$3,185	$3,185
Electronic data processing equipment	1,826	1,822
Furniture and fixtures	845	874
	5,856	5,881
Less accumulated depreciation	3,866	3,804
Property and equipment, net	$1,990	$2,077

Depreciation expense for the three months ended March 31, 2014 was $85,000 ($386,000 for the year ended December 31, 2013).

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2010. Tax returns have been filed through the year 2012. Extensions have been filed for 2013.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $3,945,000 at March 31, 2014 and $4,654,000 at December 31, 2013.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

	As of March 31, 2014	As of December 31, 2013
General expenses	$1,331	$1,326
Unearned premiums	1,931	1,855
Claims liabilities	742	700
Litigation settlement	3,173	3,173
AMT credit	335	335
NOL carryforward	474	849
Unrealized loss on interest rate swaps	345	305
Deferred tax assets	8,331	8,543

Depreciation	(77)	(119)
Deferred policy acquisition costs	(2,970)	(2,984)
Unrealized gains on securities available-for-sale	(1,339)	(786)
Deferred tax liabilities	(4,386)	(3,889)
Net deferred tax asset	$3,945	$4,654

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Three months ended March 31,
	2014	2013
Deferred policy acquisition costs	$(14)	$(43)
Trading securities	—	(1)
Unearned premiums	(76)	(26)
General expenses	(5)	(57)
Depreciation	(42)	(11)
Claim liabilities	(42)	(109)
NOL carryforward	375	(504)
Deferred income tax expense (benefit)	$196	$(751)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Three months ended March 31,
	2014	2013
Federal income tax rate applied to pre-tax income/loss	34.0%	(34.0)%
Dividends received deduction and tax-exempt interest	(2.4)%	(3.2)%
Company owned life insurance	(0.8)%	(1.6)%
Small life deduction	(11.4)%	(15.4)%
AMT	1.9%	—%
Other, net	0.8%	(6.0)%
Effective federal income tax rate	22.1%	(60.2)%

At March 31, 2014, the Company has approximately $1,396,000 of net operating loss carryforwards available ($474,000 tax benefit) to be applied to future periods.  These carryforwards expire in 2031 and 2032.

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	2014	2013
Line of credit with variable interest rate equal to the Wall Street Journal (WSJ) prime rate, subject to a 5.0% floor; maturity February 2014. Interest payments due quarterly. Unsecured.	$—	$700
Current portion of installment note payable due November 2014 with variable interest rate equal to the WSJ prime rate plus 1%; Unsecured	1,166	1,166
	$1,166	$1,866

Long-term debt consisted of the following as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	2014	2013
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity February 2016. Interest payments due quarterly. Unsecured.	$275	$—

Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	350	350

Long term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long term portion due November 2015. Unsecured.	8,167	8,167

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,279	9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$21,164	$20,889

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

On May 26, 2010, the Company entered into a forward swap with a notional amount of $9,000,000 effective December 15, 2015, which will hedge against changes in cash flows following the termination of the fixed rate period. Quarterly, commencing March 16, 2016 under the terms of the forward swap, the Company will pay interest at a fixed rate of 8.49% until March 15, 2020.

The swaps entered into in 2009 and 2010 have fair values of $278,000 (liability) and $734,000 (liability), respectively, for a total liability of $1,012,000 at March 31, 2014 ($897,000 at December 31, 2013).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation loss of $76,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation gain of $412,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2013.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At March 31, 2014, the Company has securities on deposit with fair market values of $1,450,000 (all of which is posted as collateral). At December 31, 2013, the Company had securities on deposit with fair market values of $1,422,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

Each reinsurance layer covers events occurring from January 1 through December 31 of the contract year.  All significant reinsurance companies under the program carry A.M. Best ratings of A- (Excellent) or higher, or equivalent ratings.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

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

At March 31, 2014, the largest reinsurance recoverable of a single reinsurer was $115,000 ($214,000 at December 31, 2013). Amounts reported as ceded incurred losses in both 2014 and 2013 were related to the development of losses from prior year catastrophes.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the three months ended March 31, 2014 and 2013 amounted to $46,000 and $48,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options.

The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited of the non-qualified deferred compensation plans for the three months ended March 31, 2014 and 2013 amounted to approximately $30,000 and $76,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $50,000 in costs incurred during the first three months of 2014 and no costs incurred for the first three months of 2013 related to the ESOP. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

NOTE 10 – SHAREHOLDERS' EQUITY

During the three months ended March 31, 2014, and year ended December 31, 2013, changes in shareholders' equity consisted of net income of $999,000 and net income of $5,658,000, respectively; dividends paid of $75,000 in 2014 and $248,000 in 2013; changes in accumulated other comprehensive income, net of applicable taxes, of $997,000 in 2014 and other comprehensive loss, net of applicable taxes, of $2,389,000 in 2013.  Other comprehensive loss consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

The table below provides information regarding the Company's preferred and common stock as of March 31, 2014 and December 31, 2013:

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,494,480	2,494,480

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(591)	$(1,003)
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(76)	52
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income (loss)	(76)	52
Balance at end of period	$(667)	$(951)

Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$1,527	$4,328
Other comprehensive income (loss) for period:
Other comprehensive income before reclassifications	1,132	544
Amounts reclassified from accumulated other comprehensive income	(59)	(18)
Net current period other comprehensive income	1,073	526
Balance at end of period	$2,600	$4,854
Total Accumulated Other Comprehensive Income (loss) at end of period	$1,933	$3,903

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2014 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$88	Net realized investment gains
	88	Total before tax

	(29)	Tax (expense) or benefit
	$59	Net of Tax

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2013 (dollars in thousands):

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$27	Net realized investment gains
	27	Total before tax

	(9)	Tax (expense) or benefit
	$18	Net of Tax

NOTE 12 – SEGMENTS

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

Total assets by industry segment at March 31, 2014 and at December 31, 2013 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
March 31, 2014
	$137,478	$75,439	$54,926	$7,113
December 31, 2013
	$133,980	$71,003	$53,831	$9,146

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Premium revenues and operating income by business segment for the three months ended March 31, 2014 and 2013 are summarized below (dollars in thousands):

Three months ended March 31, 2014	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$13,824	$12,173	$1,651	$—
Net investment income	948	455	474	19
Net realized investment gains	88	48	40	—
Other income	154	153	1	—
	15,014	12,829	2,166	19
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits paid	7,864	6,664	1,200	—
Amortization of deferred policy acquisition costs	898	641	257	—
Commissions	2,027	1,945	82	—
General and administrative expenses	2,026	1,457	460	109
Taxes, licenses and fees	530	464	66	—
Interest expense	386	—	17	369
	13,731	11,171	2,082	478
Income (Loss) Before Income Taxes	$1,283	$1,658	$84	$(459)

Three months ended March 31, 2013	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$12,934	$11,188	$1,746	$—
Net investment income	1,045	477	549	19
Net realized investment gains	27	2	25	—
Other income	172	170	2	—
	14,178	11,837	2,322	19
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits paid	9,551	8,553	998	—
Amortization of deferred policy acquisition costs	942	661	281	—
Commissions	1,982	1,886	96	—
General and administrative expenses	1,803	1,245	402	156
Taxes, licenses and fees	486	412	74	—
Interest expense	442	—	21	421
	15,206	12,757	1,872	577
Income (Loss) Before Income Taxes	$(1,028)	$(920)	$450	$(558)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2014 and 2013, respectively:

	Three months ended March 31,
	2014	2013
Life, accident and health operations premiums written:
Traditional life insurance	$1,179	$1,218
Accident and health insurance	444	444
Gross life, accident and health	1,623	1,662
Reinsurance premium ceded	(23)	(19)
Net life, accident and health premiums written	$1,600	$1,643

Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$8,329	$7,559
Homeowners (Including mobile homeowners)	5,749	5,421
Ocean marine	—	92
Other liability	469	408
Private passenger auto liability	—	—
Commercial auto liability	—	—
Auto physical damage	—	—
Gross property and casualty	14,547	13,480
Reinsurance premium ceded	(1,755)	(2,132)
Net property and casualty written	$12,792	$11,348

Gross premiums written	$16,170	$15,142
Reinsurance premium ceded	(1,778)	(2,151)
Net premiums written	$14,392	$12,991

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2014 and 2013, respectively:

	Three months ended March 31,
	2014	2013
Life, accident and health operations premiums earned:
Traditional life insurance	$1,243	$1,316
Accident and health insurance	431	449
Gross life, accident and health	1,674	1,765
Reinsurance premium ceded	(23)	(19)
Net life, accident and health premiums earned	$1,651	$1,746

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$7,670	$7,018
Homeowners (Including mobile homeowners)	5,831	5,681
Ocean marine	—	256
Other liability	427	373
Private passenger auto liability	—	—
Commercial auto liability	—	—
Auto physical damage	—	—
Gross property and casualty	13,928	13,328
Reinsurance premium ceded	(1,755)	(2,140)
Net property and casualty earned	$12,173	$11,188

Gross premiums earned	$15,602	$15,093
Reinsurance premium ceded	(1,778)	(2,159)
Net premiums earned	$13,824	$12,934

NOTE 13 – CONTINGENCIES

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

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2014 was $289,000 ($323,000 in 2013). Cash paid for income taxes during the three months ended March 31, 2014 was $50,000 ($100,000 in 2013).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-Q.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of March 31, 2014, and the related condensed consolidated statements of income (loss), comprehensive income and cash flows for the three-month periods ended March 31, 2014 and 2013, and the related condensed consolidated statement of changes in shareholders' equity for the three-month period ended March 31, 2014.   These condensed consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2013, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Birmingham, Alabama
May 14, 2014

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three-month periods ended March 31, 2014 and 2013.

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

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Information in this discussion is presented in whole dollars rounded to the nearest thousand. Tabular amounts are presented in thousands.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in ten states with 50.3% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 89.3% of gross insurance premium revenue in 2014.  Revenue generated from the life segment accounted for 10.7% of gross insurance premium revenue in 2014.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947.  The premium revenue produced in NSIC from the traditional life products and accident and health products accounted for 8.0% and 2.7%, respectively, of total gross premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

Summary of Consolidated Results of Operations
Financial Results for the three months ended March 31, 2014 and 2013 were as follows:

(dollars in thousands)	Three months ended March 31,
	2014	2013
REVENUES
Net premiums earned	$13,824	$12,934
Net investment income	948	1,045
Net realized investment gains	88	27
Other income	154	172
Total Revenues	15,014	14,178
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	7,864	9,551
Amortization of deferred policy acquisition costs	898	942
Commissions	2,027	1,982
General and administrative expenses	2,026	1,803
Taxes, licenses and fees	530	486
Interest expense	386	442
Total Benefits, Losses and Expenses	13,731	15,206
Income (Loss) Before Income Taxes	1,283	(1,028)
INCOME TAX EXPENSE (BENEFIT)
Current	88	132
Deferred	196	(751)
	284	(619)
Net Income (Loss)	$999	$(409)
INCOME (LOSS) PER COMMON SHARE	$0.40	$(0.17)

DIVIDENDS DECLARED PER SHARE	$0.03	$0.025
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$999	$(409)
Income tax expense (benefit)	284	(619)
Realized investment (gains) losses, net	(88)	(27)
Operating Income (Loss)	$1,195	$(1,055)

The Company ended the first quarter of 2014 with net income of $999,000, $0.40 per share, compared to a net loss of $409,000, $0.17 loss per share, for the same period last year. On a pretax basis, for the three months ended March

31, 2014, we had income of $1,283,000 compared to a loss of $1,028,000 for the three months ended March 31, 2013. Our pretax income for the quarter ended March 31, 2014, consisted of income from operations of $1,195,000 and realized investment gains of $88,000. The pretax loss for the quarter ended March 31, 2013, consisted of a loss from operations of $1,055,000 and realized investment gains of $27,000.

The primary factor contributing to the improvement in our insurance operations was a $1,687,000 decrease in policyholder benefits. In the first quarter of 2014 non-catastrophe wind losses were down $710,000 compared to the first quarter of 2013. Also, property and casualty catastrophe related losses were down $1,186,000. The first quarter of 2013 was negatively impacted by significant catastrophe related losses from a late March storm system that generated significant catastrophe losses. Comparatively, the first quarter of 2014 was a very mild quarter with few storm related losses.

Net premium earned increased 6.9% in the first quarter of 2014 compared to the first quarter of last year. A combination of increased direct premium revenue and a decrease in reinsurance cost (ceded premium) were the two primary factors contributing to the increase in net premium earned in the first quarter of 2014. Direct earned premium increased 3.4% due to a combination of a moderate increase in policy issuance and rate increases in our core dwelling and homeowners lines of business. Also, contributing significantly to the increase in net premium earned was an 18.0% decrease in catastrophe reinsurance cost in the P&C segment. While our P&C segment reinsurance structure is unchanged, we were able to realize significant savings in our January 1, 2014 catastrophe reinsurance contract renewal. Annualized savings in reinsurance cost for 2014 is expected to be approximately $950,000.

Shareholders' equity as of March 31, 2014 was $35,393,000 up $1,921,000 compared to $33,472,000 as of December 31, 2013. Book value per share increased $0.77 per share for the period ended March 31, 2014 to $14.19 per share compared to $13.42 per share at December 31, 2013. The primary factors contributing to the increase in shareholders' equity and book value per share were the increase in net income and an increase in market value of available for sale securities; primarily driven by increases in market value of fixed income investments.

Premium revenue:
The table below provides earned premium revenue by segment for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,		Percent
	2014	2013	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,243	$1,316	(5.5)%
Accident and health insurance	431	449	(4.0)%
Gross life, accident and health	1,674	1,765	(5.2)%
Reinsurance premium ceded	(23)	(19)	21.1%
Net life, accident and health premiums earned	$1,651	$1,746	(5.4)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$7,670	$7,018	9.3%
Homeowners (Including mobile homeowners)	5,831	5,681	2.6%
Ocean marine	—	256	(100.0)%
Other liability	427	373	14.5%
Gross property and casualty	13,928	13,328	4.5%
Reinsurance premium ceded	(1,755)	(2,140)	(18.0)%
Net property and casualty premiums earned	$12,173	$11,188	8.8%

Gross premiums earned	$15,602	$15,093	3.4%
Reinsurance premium ceded	(1,778)	(2,159)	(17.6)%
Net premiums earned	$13,824	$12,934	6.9%

Consolidated net premium revenue was up 6.9% for the quarter ended March 31, 2014, at $13,824,000 compared to $12,934,000 for the quarter ended March 31, 2013. The primary reason for the increase was 9.3% growth in gross premium earned in the dwelling fire program in the current year compared to the same period last year. In addition, gross premium earned in our homeowners programs was up $150,000 or 2.6% in the first quarter of 2014 compared to the first quarter of 2013. On June 30, 2013, we terminated our ocean marine program, canceling all policies, which lead to the $256,000 decrease in gross premium earned in 2014 compared to 2013.

P&C segment net earned premium was also impacted by a 18.0% decrease in ceded premium associated with a reduction in our catastrophe reinsurance rate under our January 1, 2014 catastrophe contract renewal. Annualized savings from this reinsurance rate reduction is expected to be approximately $950,000 for the full year in 2014. The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. Under our 2014 catastrophe contract renewal terms, our retention remained unchanged at $4 million and we maintain catastrophe reinsurance covering the cost incurred in a single catastrophe event up to $72.5 million after exceeding the $4 million retention.

Under the catastrophe reinsurance program for 2014, the Company retains the first $4,000,000 in losses from each event.  Reinsurance coverage is maintained in four layers as follows:

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

Investment income:
For the three months ended March 31, 2014, net investment income totaled $948,000 compared to $1,045,000 for the same period last year; a decrease of $97,000. The primary factor contributing to the decline in investment income was a reduction in distribution from a private equity investment.

Realized investment gains and losses:
The Company ended the first three months of 2014 with realized capital gains totaling $88,000 compared to $27,000 for the same period last year. The $61,000 change was primarily associated with a $46,000 increase in realized investment gains in the P&C segment compared to the same period last year. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other income:
Other income was $154,000 in the first three months of 2014 compared to $172,000 for the same period last year; a $18,000 or 10.5% decrease. Other income consists primarily of fees related to the issuance of our property insurance policies as well as miscellaneous income.

Policyholder benefits:
Claims were $7,864,000 for the three months ended March 31, 2014, compared to $9,551,000 for the same period last year; a decrease of $1,687,000 or 17.7%. The primary reason for the decrease was a reduction in reported losses and loss adjustment expenses (LAE) in the P&C segment from cat events as well as a reduction in reported losses and LAE in the P&C segment from non-catastrophe wind and hail claims in the current year compared to the same period last year. Partially offsetting the decline in claims from weather related events was an increase in P&C segment reported fire losses for the three months ended March 31, 2014, compared to the same period last year.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three months ended March 31, 2014 and 2013:

Three months ended March 31, 2014			Three months ended March 31, 2013
	Reported Losses & LAE	Claim Count		Reported Losses & LAE	Claim Count
Cat event			Cat event
Cat 32	$4,000	2	Cat 91	$357,000	82
Cat 34	598,000	328	Cat 92	121,000	37
			Cat 93	1,310,000	336
	$602,000	330		$1,788,000	455

Non-cat wind & hail	$1,220,000	463	Non-cat wind & hail	$1,930,000	688

During the first three months of 2014, the P&C segment was impacted by two cat events totaling $602,000. The P&C subsidiaries incurred 330 claims from these cat events. These claims contributed 4.9 percentage points to the first quarter 2014 P&C segment loss ratio and had an average cost per claim of $1,800. During the first three months of 2013, the P&C segment was impacted by three cat events totaling $1,788,000 resulting in 455 claims with an average per claim of $3,900. The cat events during the first three months of 2013 increased the prior year P&C segment loss ratio by 16 percentage points. The largest 2013 cat event was Cat 93 with reported losses totaling $1,310,000 from 336 claims. Cat 93 increased the P&C segment loss ratio 11.7 percentage points and accounted for 73.3% of all 2013 reported cat losses. This cat event also had more tornado related losses versus purely wind related losses which contributed to the elevated average cost per claim for first quarter 2013 cat events compared to the first quarter of 2014.

Non-catastrophe wind and hail claims reported in the first three months of 2014 totaled $1,220,000 compared to non-catastrophe wind and hail claims reported in the first three months of 2013 totaling $1,930,000; a decline of $710,000 or 36.8%. During the first quarter of 2014, the P&C segment had 463 non-cat wind and hail claims reported (an average of $2,600 per claim) compared to 688 claims reported during the first quarter of 2013 (an average of $2,800 per claim). Non-cat wind and hail claims reported during 2014 accounted for 18.3% of total incurred losses and LAE in the current year. Non-cat wind and hail claims reported during 2013 accounted for 22.6% of total incurred losses and LAE in the prior year.

Fire losses reported during the first quarter of 2014 were up $837,000 or 25.9% compared to fire losses reported during the first quarter of 2013. The P&C segment had 161 fire losses reported in 2014 totaling $4,071,000 compared to 147 claims reported in 2013 totaling $3,234,000. The average cost per claim was $25,000 for fire losses reported in 2014 compared to $22,000 for fire losses reported in 2013. Fire losses tend to be more frequent in the winter months and more severe cold weather tends to elevate fire related losses. We experienced a much colder than normal winter in 2014 compared to 2013 over much of our coverage area, which contributed to the increase in fire related losses.
Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the three months ended March 31, 2014, policy acquisition costs were $2,925,000 compared to $2,924,000 for the same period last year; an increase of $1,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs, primarily commissions. Policy acquisition costs were down moderately at 21.2% of premium revenue for the first quarter of 2014 compared to 22.6% of premium revenue for the same period last year.

General Expenses:
General and administrative expenses totaled $2,026,000 in the first quarter of 2014 compared to $1,803,000 in the first quarter of 2013; a 12.4% increase. The primary reason for the $223,000 increase in general and administrative expenses was related to a $106,000 increase in actuarial fees associated with insurance rate filings in the P&C segment and a policy reserve system conversion in the life segment.

Taxes, licenses and fees:
Insurance taxes, licenses and fees were $530,000 through March 31, 2014, compared to $486,000 for the same period last year. As a percentage of net premiums earned, insurance taxes, licenses and fees were 3.8% for the three months ended March 31, 2014 and 2013.

Interest expense:

Interest expense for the first quarter of 2014 was $386,000 compared to $442,000 for the same period last year; a decrease of 12.7%. The primary reason for the $56,000 decline was a $52,000 decrease in interest expense at the holding company level due to a reduction in long term debt during 2013.

Income taxes:
For the period ended March 31, 2014, income tax expense was $284,000 compared to income tax benefit of $619,000 for the same period last year. Income tax was composed of current income tax expense totaling $88,000 for the three months ended March 31, 2014, compared to a current income tax expense of $132,000 for the three months ended March 31, 2013. Deferred tax benefit totaled $196,000 for 2014 and $751,000 for 2013. The effective tax rate for the three months ended March 31, 2014 was 22.1% compared to (60.2)% for the same period last year. Deferred tax assets in our life segment from deferred premium and the small life insurance deduction during the three months ended March 31, 2014 and 2013 was the primary contributing factor to the reduction in income tax expense below the 34% statutory rate in both years.

Net income (loss):
The Company ended the first quarter of 2014 with pretax net income of $1,283,000 compared to a pretax net loss of $1,028,000 for the same period last year. As discussed above, much improved operating results in the property and casualty insurance segment was the primary factor contributing to improvement in net income.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of March 31, 2014, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,782	$—	$1,782	2.22%
Maturity in 1-5 years	15,258	225	15,483	19.30%
Maturity in 5-10 years	27,505	165	27,670	34.49%
Maturity after 10 years	34,907	382	35,289	43.99%
	$79,452	$772	$80,224	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,400,000 decline in the market value of fixed income investment. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,400,000 in increases in market value of fixed income investments.

At March 31, 2014, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $35,393,000, up $1,921,000 compared to $33,472,000 at December 31, 2013.  Components of the change in equity were net income of $999,000, increase in accumulated unrealized gains on investments of $1,073,000, a net unrealized loss of $76,000 related to interest rate swaps and cash dividends paid totaling $75,000.

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
While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 6.2% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $6,739,000 in cash and cash equivalents at March 31, 2014, compared to $2,725,000 at March 31, 2013. Improved performance in our insurance operations for the period ended March 31, 2014 contributed to the $2,498,000 in cash provided by operations compared to cash used in operations the same period last year totaling $1,244,000. Negative cash flows from operations in the prior year were related to insured losses from spring storms incurred during the first quarter.

Net cash used in investing activities totaled $265,000 for the period ended March 31, 2014, compared to $3,043,000 for the same period last year. In 2014 the Company had little investing activity other than reinvestment of maturing securities while more significant new investments were made during the same period last year.

Net cash used in financing activities totaled $481,000 for the period ended March 31, 2014, compared to net cash provided of $233,000 for the same period last year. During the first quarter of 2014, the Company repaid a $700,000 short-term note payable which was renewed with a two-year term. As of March 31, 2014, a total of $9,333,000 remained outstanding on the note associated with the Mobile Attic settlement with the next installment due in November of 2014 ($1,166,000) included in short-term notes payable. The Company maintains a $1,000,000 operating line of credit which matures in September 2017 as well as a $700,000 line of credit which matures in February of 2016. The Company had $1,075,000 available on lines of credit at March 31, 2014.

The Company had a total of $21,164,000 of long-term debt outstanding as of March 31, 2014, compared to $20,889,000 at December 31, 2013, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note and operating line of credit. The increase in long-term debt outstanding was related to the reclassification of a $700,000 operating line of credit from short-term to long-term debt. The Company had $625,000 drawn on operating lines of credit included in long-term debt at March 31, 2014.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. The Company has relatively little exposure to below investment grade fixed income investments, which might be especially subject to liquidity problems due to thinly traded markets.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in Our 2013 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2014 is limited to $1,463,000 in the life insurance subsidiary and $2,632,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with recent adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums.

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

The Company continues to monitor liquidity and subsidiary capital closely. Improved underwriting results stemming from the discontinuation of unprofitable lines of business and streamlining of products offered combined with enhancements to the Company's rating process and improvements in the Company's catastrophe reinsurance structure have reduced the pressure on subsidiary capital levels. It is still necessary to remain cautious and protect subsidiary capital.

Except as discussed above, the Company is unaware of any known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations.  Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

We have taken and will continue to take corrective action as necessary to improve our profitability and capital position. Over the past decade we have experienced a significant reduction in equity capital due to the adverse effects of six major hurricanes, the financial market meltdown in 2008, continued historically low interest rates, an unprecedented tornado outbreak in April of 2011 and the Mobile Attic litigation. While we are experiencing improvement and have put some major obstacles behind us, we are in a position where we believe it necessary to continue to preserve capital in the near term in order to put our Company in the best position to be successful moving forward. In order to maintain and improve our capital position, we will continue to monitor our dividend policy on a quarterly basis and should we encounter another significant adverse capital event we could take action which could include the suspension of shareholder dividends. Due to various factors discussed herein, we must remain flexible in our dividend policy until we achieve more consistent profitability and capital growth.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4.5 million. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its March 31, 2014 value, the fair value of the Company's common stock would decrease by approximately $450,000.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 4 in the consolidated financial statements present additional disclosures concerning fair values of Financial Assets and Financial Liabilities and are incorporated by reference herein.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings
Please refer to Note 13 to the consolidated financial statements included herein, and the 2013 Annual Report filed on Form 10-K.

Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the Company’s Annual Report for 2013 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.  Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended March 31, 2014:

Date of Report	Date Filed	Description

January 21, 2014	January 21, 2014	Press release, dated January 21, 2014, issued by The National Security Group, Inc.

March 7, 2014	March 7, 2014	Press release, dated March 7, 2014 issued by The National Security Group, Inc.

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

Date: May 14, 2014