Form 10-Q
period 2014-06-30
NATIONAL SECURITY GROUP INC
filed 2014-08-13
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2014

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

As of August 13, 2014, there were 2,507,452 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

Part I. Financial Information

Item 1.  Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30, 2014	December 31, 2013
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2014 - $783; 2013 - $853)	$728	$812
Fixed maturities available-for-sale, at estimated fair value (cost: 2014 - $81,984; 2013 -$79,074)	85,092	79,434
Equity securities available-for-sale, at estimated fair value (cost: 2014 - $2,420; 2013 - $2,420)	4,888	4,374
Trading securities	19	19
Mortgage loans on real estate, at cost	229	333
Investment real estate, at book value	4,288	4,218
Policy loans	1,480	1,443
Company owned life insurance	5,996	5,858
Other invested assets	3,478	3,559
Total Investments	106,198	100,050
Cash	6,179	4,987
Accrued investment income	802	817
Policy receivables and agents' balances, net	12,176	10,276
Reinsurance recoverable	789	1,501
Deferred policy acquisition costs	8,960	8,776
Property and equipment, net	1,991	2,077
Accrued income tax recoverable	—	6
Deferred income tax asset, net	3,609	4,654
Other assets	2,563	836
Total Assets	$143,267	$133,980
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$9,328	$8,734
Accident and health benefit and loss reserves	2,694	2,651
Life and annuity benefit and loss reserves	31,163	30,696
Unearned premiums	30,512	27,301
Policy and contract claims	896	842
Other policyholder funds	1,483	1,447
Short-term notes payable and current portion of long-term debt	1,166	1,866
Long-term debt	21,164	20,889
Accrued income taxes	52	—
Other liabilities	6,441	6,082
Total Liabilities	104,899	100,508
Contingencies
Shareholders' equity
Common stock	2,508	2,495
Additional paid-in capital	5,267	5,147
Accumulated other comprehensive income	2,915	936
Retained earnings	27,678	24,894
Total Shareholders' Equity	38,368	33,472
Total Liabilities and Shareholders' Equity	$143,267	$133,980

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUES
Net premiums earned	$14,100	$13,038	$27,924	$25,972
Net investment income	1,030	689	1,978	1,734
Net realized investment gains	312	1,030	400	1,057
Other income	1,713	145	1,867	317
Total Revenues	17,155	14,902	32,169	29,080
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	9,155	8,260	17,019	17,811
Amortization of deferred policy acquisition costs	873	923	1,771	1,865
Commissions	1,967	1,486	3,994	3,468
General and administrative expenses	2,413	2,162	4,439	3,965
Taxes, licenses and fees	521	474	1,051	960
Interest expense	382	435	768	877
Total Benefits, Losses and Expenses	15,311	13,740	29,042	28,946

Income Before Income Taxes	1,844	1,162	3,127	134

INCOME TAX EXPENSE (BENEFIT)
Current	80	88	168	220
Deferred	(170)	109	26	(642)
	(90)	197	194	(422)

Net Income	$1,934	$965	$2,933	$556

INCOME PER COMMON SHARE BASIC AND DILUTED	$0.77	$0.39	$1.18	$0.23

DIVIDENDS DECLARED PER SHARE	$0.03	$0.025	$0.06	$0.05

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income	$1,934	$965	$2,933	$556

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $264 and $698 for 2014 and 2013, respectively	1,080	(2,482)	2,153	(1,956)
Unrealized gain (loss) on interest rate swap	(98)	302	(174)	354

Other comprehensive income (loss), net of tax	982	(2,180)	1,979	(1,602)

Comprehensive income (loss)	$2,916	$(1,215)	$4,912	$(1,046)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2013 (AUDITED)	$33,472	$24,894	$936	$2,495	$5,147

Net income for the six months ended June 30, 2014	2,933	2,933

Other comprehensive income (net of tax)	1,979		1,979

Common stock issued	133			13	120

Cash dividends	(149)	(149)

Balance at June 30, 2014	$38,368	$27,678	$2,915	$2,508	$5,267

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Six months ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$2,933	$556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	262	398
Increase (decrease) in cash surrender value of company owned life insurance	(138)	148
Net realized gains on investments	(400)	(1,057)
Deferred income taxes	26	(642)
Amortization of deferred policy acquisition costs	1,771	1,865
Changes in assets and liabilities:
Change in accrued investment income	15	(24)
Change in reinsurance recoverable	712	8
Policy acquisition costs deferred	(1,955)	(1,812)
Change in accrued income taxes	58	120
Change in net policy liabilities and claims	2,459	(1,614)
Change in other assets/liabilities, net	(1,459)	(587)
Other, net	13	233
Net cash provided by (used in) operating activities	4,297	(2,408)
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(8,619)	(9,619)
Property and equipment	(123)	(67)
Proceeds from sale or maturities of:
Held-to-maturity securities	83	364
Available-for-sale securities	5,865	8,319
Real estate held for investment	—	207
Property and equipment	219	6
Other invested assets, net	8	3
Net cash used in investing activities	(2,567)	(787)
Cash Flows from Financing Activities
Change in other policyholder funds	36	5
Change in long-term debt	275	300
Change in short-term notes payable	(700)	75
Dividends paid	(149)	(123)
Net cash (used in) provided by financing activities	(538)	257
Net change in cash and cash equivalents	1,192	(2,938)
Cash and cash equivalents, beginning of year	4,987	6,779
Cash and cash equivalents, end of year	$6,179	$3,841

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,495,770 in 2014 and 2,467,062 in 2013.

Reclassifications
Certain 2013 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2014 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts. Through December 31, 2012, these balances were insured by the FDIC with no balance limits. On January 1, 2013, $250,000 per entity account balance limits were reinstated. At June 30, 2014, the net amount exceeding FDIC insured limits was $3,769,000 at one financial institution. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of the financial institution on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At June 30, 2014, the single largest balance due from one agent totaled $1,407,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At June 30, 2014 and 2013, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At June 30, 2014, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

Revenue from Contracts with Customers
In May 2014, the FASB issued guidance on a comprehensive new revenue recognition standard. This standard will not impact accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. The guidance requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statement.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of June 30, 2014 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$37,728	$2,315	$127	$39,916
Mortgage backed securities	10,146	169	194	10,121
Private label mortgage backed securities	1,626	60	1	1,685
Obligations of states and political subdivisions	15,410	820	60	16,170
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,074	375	249	17,200
Total fixed maturities	81,984	3,739	631	85,092
Equity securities	2,420	2,688	220	4,888
Total	$84,404	$6,427	$851	$89,980

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of June 30, 2014 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$648	$51	$—	$699
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	80	4	—	84
Total	$728	$55	$—	$783

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The amortized cost and aggregate fair value of debt securities at June 30, 2014, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,379	$1,421
Due after one year through five years	16,015	17,320
Due after five years through ten years	29,227	30,207
Due after ten years	35,363	36,144
Total	$81,984	$85,092

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	201	212
Due after five years through ten years	154	167
Due after ten years	373	404
Total	$728	$783

A summary of securities available-for-sale with unrealized losses as of June 30, 2014, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$2,354	$22	$4,206	$105	$6,560	$127	12
Mortgage backed securities	1,162	8	3,025	186	4,187	194	14
Private label mortgage backed securities	—	—	129	1	129	1	1
Obligations of state and political subdivisions	222	3	1,550	57	1,772	60	5
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	2,106	45	4,262	204	6,368	249	12
Equity securities	—	—	1,066	220	1,066	220	1
	$5,844	$78	$14,238	$773	$20,082	$851	45

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

There were no securities held-to-maturity with unrealized losses as of June 30, 2014 and December 31, 2013.

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and less than 2.1% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the six months ended June 30, 2014 and 2013, the Company realized no additional other-than-temporary impairments.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed maturities	$857	$815	$1,716	$1,640
Equity securities	29	45	58	73
Mortgage loans on real estate	3	6	7	13
Investment real estate	1	2	3	3
Policy loans	28	26	55	50
Company owned life insurance change in surrender value	108	(198)	138	(148)
Other, principally short-term investments	74	50	128	208
	1,100	746	2,105	1,839
Less: Investment expenses	70	57	127	105
Net investment income	$1,030	$689	$1,978	$1,734
Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed maturities	$159	$104	$249	$127
Equity securities	—	928	—	928
Trading securities	—	—	—	—
Other, principally real estate	153	(2)	151	2
Other-than-temporary impairments	—	—	—	—
Net realized investment gains	$312	$1,030	$400	$1,057

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$3,262	$(4,243)
Deferred income tax	(1,109)	1,442
Net change in unrealized appreciation on available-for-sale securities	$2,153	$(2,801)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 are summarized in the following table by the type of inputs applicable to the fair value measurements (unaudited) (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$39,916	$—	$39,916	$—
Trust preferred securities	—	—	—	—
Mortgage backed securities	10,121	—	10,121	—
Private label mortgage backed securities	1,685	—	1,685	—
Obligations of states and political subdivisions	16,170	—	16,170	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,200	17,200	—	—
Trading securities	19	19	—	—
Equity securities available-for-sale	4,888	3,821	—	1,067
Total Financial Assets	$89,999	$21,040	$67,892	$1,067
Financial Liabilities
Interest rate swap	$1,161	$—	$—	$1,161
Total Financial Liabilities	$1,161	$—	$—	$1,161

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

As of June 30, 2014, Level 3 fair value measurements of assets include $1,067,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of June 30, 2014, Level 3 fair value measurements of liabilities include $1,161,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial modeling

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 (in thousands):

For the six months ended June 30, 2014	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$875	$(897)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	192	(264)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,067	$(1,161)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of June 30, 2014:	$—	$—

For the six months ended June 30, 2014, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The carrying amount and estimate fair value of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$229	$229	$333	$333
Policy loans	1,480	1,480	1,443	1,443
Company owned life insurance	5,996	5,996	5,858	5,858
Other invested assets	3,478	3,478	3,559	3,559

Liabilities and related instruments
Other policyholder funds	1,483	1,483	1,447	1,447
Short-term notes payable and current portion of long-term debt	1,166	1,166	1,866	1,866
Long-term debt	21,164	21,164	20,889	20,889

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	June 30, 2014	December 31, 2013

Building and improvements	$3,207	$3,185
Electronic data processing equipment	1,869	1,822
Furniture and fixtures	831	874
	5,907	5,881
Less accumulated depreciation	3,916	3,804
Property and equipment, net	$1,991	$2,077

Depreciation expense for the six months ended June 30, 2014 was $170,000 ($386,000 for the year ended December 31, 2013).

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

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $3,609,000 at June 30, 2014 and $4,654,000 at December 31, 2013.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of June 30, 2014	As of December 31, 2013
General expenses	$1,359	$1,326
Unearned premiums	2,074	1,855
Claims liabilities	887	700
Litigation settlement	3,173	3,173
AMT credit	335	335
NOL carryforward	436	849
Unrealized loss on interest rate swaps	395	305
Deferred tax assets	8,659	8,543

Depreciation	(108)	(119)
Deferred policy acquisition costs	(3,047)	(2,984)
Unrealized gains on securities available-for-sale	(1,895)	(786)
Deferred tax liabilities	(5,050)	(3,889)
Net deferred tax asset	$3,609	$4,654

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Six months ended June 30,
	2014	2013
Deferred policy acquisition costs	$63	$(19)
Trading securities	—	(1)
Unearned premiums	(219)	(164)
General expenses	(33)	(82)
Depreciation	(11)	(17)
Claim liabilities	(187)	(197)
NOL carryforward	413	(162)
Deferred income tax expense (benefit)	$26	$(642)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Six months ended June 30,
	2014	2013
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	(2.0)%	(48.2)%
Company owned life insurance	(19.1)%	37.7%
Small life deduction	(8.9)%	(197.3)%
Life reserve tax adjustment	—%	(147.4)%
Other, net	2.2%	6.2%
Effective federal income tax rate	6.2%	(315.0)%

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

At June 30, 2014, the Company has approximately $1,283,000 of net operating loss carryforwards available ($436,000 tax benefit) to be applied to future periods.  These carryforwards expire in 2031 and 2032.

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	2014	2013
Line of credit with variable interest rate equal to the Wall Street Journal (WSJ) prime rate, subject to a 5.0% floor; maturity February 2014. Interest payments due quarterly. Unsecured.	$—	$700
Current portion of installment note payable due November 2014 with variable interest rate equal to the WSJ prime rate plus 1%; Unsecured	1,166	1,166
	$1,166	$1,866

Long-term debt consisted of the following as of June 30, 2014 and December 31, 2013 (dollars in thousands):

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

The swaps entered into in 2009 and 2010 have fair values of $289,000 (liability) and $872,000 (liability), respectively, for a total liability of $1,161,000 at June 30, 2014 ($897,000 at December 31, 2013).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation loss of $174,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements for the current period.  A net valuation gain of $412,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2013.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At June 30, 2014, the Company has securities on deposit with fair market values of $1,469,000 (all of which is posted as collateral). At December 31, 2013, the Company had securities on deposit with fair market values of $1,422,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

At June 30, 2014, the largest reinsurance recoverable of a single reinsurer was $22,000 ($214,000 at December 31, 2013). Amounts reported as ceded incurred losses in both 2014 and 2013 were related to the development of losses from prior year catastrophes.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the six months ended June 30, 2014 and 2013 amounted to $104,000 and $97,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options.

The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited of the non-qualified deferred compensation plans for the six months ended June 30, 2014 and 2013 amounted to approximately $102,000 and $113,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $100,000 in costs incurred during the first six months of 2014 and $50,000 costs incurred for the first six months of 2013 related to the ESOP. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

NOTE 10 – SHAREHOLDERS' EQUITY

During the six months ended June 30, 2014, and year ended December 31, 2013, changes in shareholders' equity consisted of net income of $2,933,000 and $5,658,000, respectively; dividends paid of $149,000 in 2014 and $248,000 in 2013; changes in accumulated other comprehensive income, net of applicable taxes, of $1,979,000 in 2014 and other comprehensive loss, net of applicable taxes, of $2,389,000 in 2013.  Other comprehensive loss consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

The table below provides information regarding the Company's preferred and common stock as of June 30, 2014 and December 31, 2013:

	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,507,452	2,507,452	3,000,000	2,494,480	2,494,480

On June 13, 2014, 12,972 shares of common stock were issued to directors as compensation under the 2009 Equity Incentive Plan previously approved by shareholders.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(591)	$(1,003)
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(174)	354
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income (loss)	(174)	354
Balance at end of period	$(765)	$(649)

Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$1,527	$4,328
Other comprehensive income (loss) for period:
Other comprehensive income before reclassifications	2,417	(1,258)
Amounts reclassified from accumulated other comprehensive income	(264)	(698)
Net current period other comprehensive income	2,153	(1,956)
Balance at end of period	$3,680	$2,372
Total Accumulated Other Comprehensive Income (loss) at end of period	$2,915	$1,723

The following table presents the amounts reclassified out of AOCI for the six months ended June 30, 2014 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$400	Net realized investment gains
	400	Total before tax

	(136)	Tax (expense) or benefit
	$264	Net of Tax

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

Total assets by industry segment at June 30, 2014 and at December 31, 2013 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
June 30, 2014
	$143,267	$79,722	$56,420	$7,125
December 31, 2013
	$133,980	$71,003	$53,831	$9,146

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Premium revenues and operating income by business segment for the three and six months ended June 30, 2014 and 2013 are summarized below (dollars in thousands):

Three months ended June 30, 2014	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$14,100	$12,467	$1,633	$—
Net investment income	1,030	508	503	19
Net realized investment gains	312	1	310	1
Other income	1,713	1,713	—	—
	17,155	14,689	2,446	20
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits paid	9,155	7,566	1,589	—
Amortization of deferred policy acquisition costs	873	641	232	—
Commissions	1,967	1,890	77	—
General and administrative expenses	2,413	1,532	598	283
Taxes, licenses and fees	521	457	64	—
Interest expense	382	—	14	368
	15,311	12,086	2,574	651
Income (Loss) Before Income Taxes	$1,844	$2,603	$(128)	$(631)

Three months ended June 30, 2013	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$13,038	$11,376	$1,662	$—
Net investment income	689	219	451	19
Net realized investment gains	1,030	1,028	2	—
Other income	145	145	—	—
	14,902	12,768	2,115	19
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits paid	8,260	7,076	1,184	—
Amortization of deferred policy acquisition costs	923	638	285	—
Commissions	1,486	1,396	90	—
General and administrative expenses	2,162	1,363	510	289
Taxes, licenses and fees	474	423	51	—
Interest expense	435	—	17	418
	13,740	10,896	2,137	707
Income (Loss) Before Income Taxes	$1,162	$1,872	$(22)	$(688)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Six months ended June 30, 2014	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$27,924	$24,640	$3,284	$—
Net investment income	1,978	963	977	38
Net realized investment gains	400	49	350	1
Other income	1,867	1,866	1	—
	32,169	27,518	4,612	39
BENEFITS AND EXPENSES
Policyholder benefits paid	17,019	14,230	2,789	—
Amortization of deferred policy acquisition costs	1,771	1,282	489	—
Commissions	3,994	3,835	159	—
General and administrative expenses	4,439	2,989	1,058	392
Taxes, licenses and fees	1,051	921	130	—
Interest expense	768	—	31	737
	29,042	23,257	4,656	1,129
Income (Loss) Before Income Taxes	$3,127	$4,261	$(44)	$(1,090)

Six months ended June 30, 2013	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$25,972	$22,564	$3,408	$—
Net investment income	1,734	696	1,000	38
Net realized investment gains	1,057	1,030	27	—
Other income	317	315	2	—
	29,080	24,605	4,437	38
BENEFITS AND EXPENSES
Policyholder benefits paid	17,811	15,629	2,182	—
Amortization of deferred policy acquisition costs	1,865	1,299	566	—
Commissions	3,468	3,282	186	—
General and administrative expenses	3,965	2,608	912	445
Taxes, licenses and fees	960	835	125	—
Interest expense	877	—	38	839
	28,946	23,653	4,009	1,284
Income (Loss) Before Income Taxes	$134	$952	$428	$(1,246)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2014 and 2013, respectively:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Life, accident and health operations premiums written:
Traditional life insurance	$1,137	$1,184	$2,316	$2,402
Accident and health insurance	431	437	875	881
Gross life, accident and health	1,568	1,621	3,191	3,283
Reinsurance premium ceded	(12)	(11)	(35)	(30)
Net life, accident and health premiums written	$1,556	$1,610	$3,156	$3,253

Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$9,219	$8,406	$17,548	$15,965
Homeowners (Including mobile homeowners)	6,879	6,756	12,628	12,177
Ocean marine	—	(17)	—	75
Other liability	521	474	990	882
Gross property and casualty	16,619	15,619	31,166	29,099
Reinsurance premium ceded	(1,802)	(2,188)	(3,557)	(4,320)
Net property and casualty written	$14,817	$13,431	$27,609	$24,779

Gross premiums written	$18,187	$17,240	$34,357	$32,382
Reinsurance premium ceded	(1,814)	(2,199)	(3,592)	(4,350)
Net premiums written	$16,373	$15,041	$30,765	$28,032

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2014 and 2013, respectively:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Life, accident and health operations premiums earned:
Traditional life insurance	$1,214	$1,240	$2,457	$2,556
Accident and health insurance	431	433	862	882
Gross life, accident and health	1,645	1,673	3,319	3,438
Reinsurance premium ceded	(12)	(11)	(35)	(30)
Net life, accident and health premiums earned	$1,633	$1,662	$3,284	$3,408

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$7,910	$7,256	$15,580	$14,274
Homeowners (Including mobile homeowners)	5,916	5,652	11,747	11,333
Ocean marine	—	269	—	524
Other liability	443	391	870	764
Gross property and casualty	14,269	13,568	28,197	26,895
Reinsurance premium ceded	(1,802)	(2,192)	(3,557)	(4,331)
Net property and casualty earned	$12,467	$11,376	$24,640	$22,564

Gross premiums earned	$15,914	$15,241	$31,516	$30,333
Reinsurance premium ceded	(1,814)	(2,203)	(3,592)	(4,361)
Net premiums earned	$14,100	$13,038	$27,924	$25,972

NOTE 13 – CONTINGENCIES

The Company and its subsidiaries continue to be named individually as parties to litigation related to the conduct of their insurance operations.  These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of the Company's subsidiaries, and other miscellaneous causes of action.

The Company's property & casualty subsidiaries are defending a limited number of matters filed in the aftermath of Gustav and Ike in Texas.  These actions include individual lawsuits with allegations of underpayment of hurricane-related claims.

The various suits seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.  The Company has reserves set up on litigated claims and the reserves are included in benefit and loss reserves.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2014 was $568,000 ($649,000 in 2013). Cash paid for income taxes during the six months ended June 30, 2014 was $111,000 ($100,000 in 2013).

During the six months ended June 30, 2014, non-cash changes in equity included $13,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $120,000 increase in additional paid in capital.

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

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The National Security Group, Inc. as of June 30, 2014, and the related condensed consolidated statements of income and comprehensive income (loss) for the three-months and six-months ended June 30, 2014 and 2013, the condensed consolidated statement of shareholders' equity for the six-months ended June 30, 2014 and the condensed consolidated statements of cash flows for the six-months ended June 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2013, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Birmingham, Alabama
August 13, 2014

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three-month and six-month periods ended June 30, 2014 and 2013.

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

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in ten states with 50.2% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 89.5% of gross insurance premium revenue in the first six months of 2014.  Revenue generated from the life segment accounted for 10.5% of gross insurance premium revenue in the first six months of 2014.

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

The property and casualty segment can be impacted by severe storm activity resulting in incurred losses and loss adjustment expenses (LAE) primarily from hurricane, tornado, wind and hail related damage. These storm systems or other natural disasters are classified as catastrophes (referred to as "cat events" or "catastrophe events" throughout the remainder of this document) by Property Claim Service (PCS) when these events cause $25 million or more in industry wide direct insured losses and affect a significant number of policyholders and insurers.

Summary of Consolidated Results of Operations
Financial results for the three months and six months ended June 30, 2014 and 2013 were as follows:

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUES
Net premiums earned	$14,100	$13,038	$27,924	$25,972
Net investment income	1,030	689	1,978	1,734
Net realized investment gains	312	1,030	400	1,057
Other income	1,713	145	1,867	317
Total Revenues	17,155	14,902	32,169	29,080
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	9,155	8,260	17,019	17,811
Amortization of deferred policy acquisition costs	873	923	1,771	1,865
Commissions	1,967	1,486	3,994	3,468
General and administrative expenses	2,413	2,162	4,439	3,965
Taxes, licenses and fees	521	474	1,051	960
Interest expense	382	435	768	877
Total Benefits, Losses and Expenses	15,311	13,740	29,042	28,946
Income (Loss) Before Income Taxes	1,844	1,162	3,127	134
INCOME TAX EXPENSE (BENEFIT)
Current	80	88	168	220
Deferred	(170)	109	26	(642)
	(90)	197	194	(422)
Net Income	$1,934	$965	$2,933	$556
INCOME PER COMMON SHARE	$0.77	$0.39	$1.18	$0.23

DIVIDENDS DECLARED PER SHARE	$0.03	$0.025	$0.06	$0.05
Reconciliation of Net Income to non-GAAP Measurement
Net income	$1,934	$965	$2,933	$556
Income tax expense (benefit)	(90)	197	194	(422)
Realized investment gains, net	(312)	(1,030)	(400)	(1,057)
Operating Income (Loss)	$1,532	$132	$2,727	$(923)

Three months ended June 30, 2014 compared to three months ended June 30, 2013:

For the three months ended June 30, 2014, the Company had net income of $1,934,000, $0.77 per share, compared to $965,000, $0.39 per share, for the same period last year. On a pretax basis, for the three months ended June 30, 2014, we had income of $1,844,000 compared to $1,162,000 for the three months ended June 30, 2013. Our pretax income for the three months ended June 30, 2014, consisted of income from operations of $1,532,000 and realized investment gains of $312,000. The pretax income for the three months ended June 30, 2013, consisted of income from operations of $132,000 and realized investment gains of $1,030,000.

The primary component of our $1,532,000 in income from operations for the three months ended June 30, 2014 was a non-recurring $1,621,000 net gain from company owned life insurance (reported as a component of Other Income in the preceding table). Income from operations for the second quarter was adversely impacted by an increase in policy holder benefit claims, particularly in our P&C segment.

Claims for the three months ended June 30, 2014 were $9,155,000 compared to $8,260,000 for the same period last year. The $895,000 increase during the second quarter, compared to last year, was primarily due an increase in catastrophe losses in our P&C segment. Catastrophe losses reported in the second quarter of 2014 were up $1,305,000 compared the second quarter of 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013:

Net premium earned increased 7.5% in the first half of 2014 compared to the same period last year. A combination of increased direct premium revenue and a decrease in reinsurance cost (ceded premium) were the two primary factors contributing to the increase in net premium earned for the six months ended June 30, 2014. Increases in direct premium were driven by a combination of rate increases implemented in our core dwelling and homeowners programs along with a moderate increase in policy issuance. The decrease in reinsurance cost, reducing ceded premium, was due to an 18% reduction in our catastrophe reinsurance cost.

The Company ended the first half of 2014 with net income of $2,933,000, $1.18 per share, compared to net income of $556,000, $0.23 per share, for the same period last year. On a pretax basis, for the six months ended June 30, 2014, we had income of $3,127,000 compared to $134,000 for the six months ended June 30, 2013. Our pretax income for the six months ended June 30, 2014, consisted of income from operations of $2,727,000 and realized investment gains of $400,000. The pretax income for the six months ended June 30, 2013, consisted of a loss from operations of $923,000 and realized investment gains of $1,057,000.

The primary component of the $2,727,000 in income from operations for the six months ended June 30, 2014 was a non-recurring $1,621,000 net gain from company owned life insurance. In addition to the COLI gain, operating income was much improved in 2014 due to lower P&C segment claims activity in the first quarter of 2014.

Year to date claims were down $792,000 in 2014 compared to 2013. The primary reason for the year to date decrease in 2014 compared to 2013 was a reduction in claims related to both cat events and non-catastrophe wind losses in our P&C segment due to a lower frequency of claims in the first quarter of this year. Through June 30, 2014, the P&C segment had a $1,529,000 reduction in cat event losses compared to the same period last year. During 2014, the P&C segment was impacted by six cat events totaling $2,454,000 compared to nine cat events in 2013 totaling $3,983,000. In addition, non-catastrophe wind loses were down $250,000 in 2014 compared to 2013. Offsetting these decreases were a $618,000 increase in claims from fire related losses as well as $600,000 in adverse loss development from the settlement of a claim in a discontinued commercial insurance program.

Shareholders' equity as of June 30, 2014 was $38,368,000 up $4,896,000 from our December 31, 2013 Shareholders' equity of $33,472,000. Book value per share increased $1.88 over the six month period ended June 30, 2014 to $15.30 per share compared to $13.42 per share at December 31, 2013. The primary factors contributing to the increase in Shareholders' equity in the first six months of 2014 was net income of $2,933,000 and other comprehensive income of $1,979,000. The increase in other comprehensive income was primarily driven by the declining interest rate environment which increased the market value of our investments in fixed income securities.

Three months ended June 30, 2014 compared to three months ended June 30, 2013:

Premium revenue:
The table below provides earned premium revenue by segment for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,		Percent
	2014	2013	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,214	$1,240	(2.1)%
Accident and health insurance	431	433	(0.5)%
Gross life, accident and health	1,645	1,673	(1.7)%
Reinsurance premium ceded	(12)	(11)	9.1%
Net life, accident and health premiums earned	$1,633	$1,662	(1.7)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$7,910	$7,256	9.0%
Homeowners (Including mobile homeowners)	5,916	5,652	4.7%
Ocean marine	—	269	(100.0)%
Other liability	443	391	13.3%
Gross property and casualty	14,269	13,568	5.2%
Reinsurance premium ceded	(1,802)	(2,192)	(17.8)%
Net property and casualty premiums earned	$12,467	$11,376	9.6%

Gross premiums earned	$15,914	$15,241	4.4%
Reinsurance premium ceded	(1,814)	(2,203)	(17.7)%
Net premiums earned	$14,100	$13,038	8.1%

Consolidated net premium earned was up 8.1% for the quarter ended June 30, 2014, at $14,100,000 compared to $13,038,000 for the quarter ended June 30, 2013. The increase in net premium earned was due to a 9.6% increase in net premium in the P&C segment which was driven by increases in direct premium due to rate increases and a modest increase in production. A 17.8% reduction in catastrophe reinsurance cost also contributed to the increase in net earned premium in the P&C segment. The reduction in catastrophe reinsurance cost was due to a catastrophe reinsurance rate reduction in our 2014 calendar year renewal.

Investment income:
For the three months ended June 30, 2014, net investment income totaled $1,030,000 compared to $689,000 for the same period last year; an increase of $341,000. Investment income in second quarter 2013 was adversely impacted by an interest rate driven decline in value of our company owned life insurance cash value. This decline in cash value in 2013 was the primary component contributing to the difference in investment income.

Realized investment gains and losses:
For the three months ended June 30, 2014, the Company had realized capital gains totaling $312,000 compared to $1,030,000 for the same period last year. The $718,000 decline was primarily associated with a reduction in the sale of securities in our investment portfolio. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other income:
Other income was $1,713,000 for the three months ended June 30, 2014 compared to $145,000 for the same period last year; an increase of $1,568,000. The primary reason for the increase was net proceeds of $1,621,000 received on a policy covering a former manager of the Company under our company owned life insurance program. The remainder of other income consists primarily of fees related to the issuance of our property insurance policies as well as miscellaneous income.

Policyholder benefits:
Policyholder claims were $9,155,000 for the three months ended June 30, 2014, compared to $8,260,000 for the same period last year; an increase of $895,000 or 10.8%. The $895,000 increase during the second quarter was primarily due to $600,000 in adverse loss development from the settlement of a claim in a discontinued commercial insurance program in the P&C segment.

Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the three months ended June 30, 2014, policy acquisition costs were $2,840,000 compared to $2,409,000 for the same period last year; an increase of $431,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs, primarily commissions. Policy acquisition costs were up moderately due to a $300,000 increase in contingent commission accruals in the second quarter of 2014 compared to the same period last year.

General Expenses:
General and administrative expenses totaled $2,413,000 in the second quarter of 2014 compared to $2,162,000 in the second quarter of 2013; an 11.6% increase. The primary reason for the $251,000 increase in general and administrative expenses was a non-recurring payout of employee incentive compensation during the second quarter of 2014.

Taxes, licenses and fees:
Insurance taxes, licenses and fees were $521,000 for the three months ended June 30, 2014, compared to $474,000 for the same period last year. The primary reason for the increase was the 5.6% increase in gross premium written in the second quarter of 2014 compared to the same period last year. As a percentage of net premiums earned, insurance taxes, licenses and fees were 3.7% for the three months ended June 30, 2014 compared to 3.6% for the three months ended June 30, 2013.

Interest expense:
Interest expense for the second quarter of 2014 was $382,000 compared to $435,000 for the same period last year; a decrease of 12.2%. The primary reason for the $53,000 decline was a decrease in interest expense at the holding company level due to a reduction in long term debt during 2013.

Income taxes:
For the three month period ended June 30, 2014, the Company had pretax income of $1,844,000 with the primary component being $1,621,000 in tax-free life insurance benefit received from our company owned life insurance. Current income tax expense of $80,000 for the quarter primarily consisted of alternative minimum tax in the life insurance subsidiary and, combined with a $170,000 deferred tax benefit, resulted in a net income tax benefit of $90,000.

Net income:
The Company ended the second quarter of 2014 with net income of $1,934,000 compared to net income of $965,000 for the same period last year. As discussed above, the primary component of second quarter 20014 net income was $1,621,000 in tax-free life insurance benefit received from our company owned life insurance.

Six months ended June 30, 2014 compared to six months ended June 30, 2013:

Premium revenue:
The table below provides earned premium revenue by segment for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,		Percent
	2014	2013	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$2,457	$2,556	(3.9)%
Accident and health insurance	862	882	(2.3)%
Gross life, accident and health	3,319	3,438	(3.5)%
Reinsurance premium ceded	(35)	(30)	16.7%
Net life, accident and health premiums earned	$3,284	$3,408	(3.6)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$15,580	$14,274	9.1%
Homeowners (Including mobile homeowners)	11,747	11,333	3.7%
Ocean marine	—	524	(100.0)%
Other liability	870	764	13.9%
Gross property and casualty	28,197	26,895	4.8%
Reinsurance premium ceded	(3,557)	(4,331)	(17.9)%
Net property and casualty premiums earned	$24,640	$22,564	9.2%

Gross premiums earned	$31,516	$30,333	3.9%
Reinsurance premium ceded	(3,592)	(4,361)	(17.6)%
Net premiums earned	$27,924	$25,972	7.5%

Consolidated net premium revenue was up 7.5% for the six months ended June 30, 2014, at $27,924,000 compared to $25,972,000 for the six months ended June 30, 2013. The primary reason was a 4.8% increase in gross premium earned in the P&C segment from growth in the dwelling fire and homeowners property programs.

P&C segment net earned premium was also impacted by a 17.9% decline in ceded premium associated with a reduction in our catastrophe reinsurance rate under our January 1, 2014 catastrophe contract renewal. The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. Under our 2014 catastrophe contract renewal terms, our retention remained unchanged at $4 million and we maintain catastrophe reinsurance covering the cost incurred in a single catastrophe event up to $72.5 million after exceeding the $4 million retention.

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

Investment income:
For the six months ended June 30, 2014, net investment income totaled $1,978,000 compared to $1,734,000 for the same period last year; an increase of $244,000. Investment income is up for the year to date primarily due to an increase in invested assets.

Realized investment gains and losses:
Realized capital gains in the first half of 2014 totaled $400,000 compared to $1,057,000 for the same period last year. The $657,000 decline was primarily associated with a reduction in the sale of securities in our investment portfolio. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other income:
Other income was $1,867,000 in 2014 compared to $317,000 in 2013; a $1,550,000 increase. The primary reason for the increase was a $1,621,000 non-recurring net gain from our company owned life insurance program. The remainder of other income consists primarily of fees related to the issuance of our property insurance policies as well as miscellaneous income.

Policyholder benefits:
Claims were $17,019,000 for the six months ended June 30, 2014, compared to $17,811,000 for the same period last year; a decrease of $792,000 or 4.4%. The primary reason for the decrease was a reduction in reported losses and LAE in the P&C segment from cat events as well as a reduction in reported losses and LAE in the P&C segment from non-catastrophe wind and hail claims in the current year compared to the same period last year. Offsetting the decline in claims from weather related events was a $618,000 increase in P&C segment reported fire losses for the six months ended June 30 2014, compared to the same period last year.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the six months ended June 30, 2014 and 2013:

Six months ended June 30, 2014			Six months ended June 30, 2013
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 32 (Jan 5-8)	$3,000	2	Cat 91 (Jan 29-31)	$357,000	85
Cat 34 (Feb 11-14)	578,000	337	Cat 92 (Feb 24-25)	185,000	62
Cat 37 (Mar 27-29)	12,000	4	Cat 93 (Mar 18-19)	2,818,000	823
Cat 40 (Apr 27-May1)	1,682,000	357	Cat 94 (Mar 29-31)	67,000	18
Cat 43 (May 18-23)	148,000	57	Cat 95 (Apr 1-3)	33,000	9
Cat 45 (Jun 3-5)	31,000	13	Cat 99 (Apr 26-28)	76,000	18
			Cat 14 (May 18-22)	262,000	69
			Cat 15 (May 28-31)	159,000	48
			Cat 17 (Jun 12-14)	26,000	9
Total	$2,454,000	770	Total	$3,983,000	1,141

Non-cat wind & hail	$3,299,000	1,154	Non-cat wind & hail	$3,549,000	1,272

During the six months ended June 30, 2014, the P&C segment was impacted by six cat events totaling $2,454,000. The P&C subsidiaries incurred 770 claims from these cat events. These claims contributed 10 percentage points to the 2014 P&C segment loss ratio and had an average cost per claim of $3,200. During the six months June 30, 2013, the P&C segment was impacted by nine cat events totaling $3,983,000 resulting in 1,141 claims with an average per claim of $3,500. The cat events during the first six months of 2013 increased the prior year P&C segment loss ratio by 17.7 percentage points.

The largest 2014 cat event was Cat 40, occurring in the second quarter, with reported losses totaling $1,682,000 from 357 claims. Cat 40 added 6.8 percentage points to the 2014 P&C segment loss ratio. In comparison, the largest 2013 cat event was Cat 93, occurring in the first quarter of 2013, with reported losses totaling $2,818,000 from 823 claims. Cat 93 increased the 2013 P&C segment loss ratio 12.5 percentage points.

Non-catastrophe wind and hail claims reported in 2014 totaled $3,299,000 compared to non-catastrophe wind and hail claims reported in 2013 totaling $3,549,000; a decline of $250,000 or 7.0%. During 2014, the P&C segment had

1,154 non-catastrophe wind and hail claims reported (an average of $2,900 per claim) compared to 1,272 claims reported during 2013 (an average of $2,800 per claim). Non-cat wind and hail claims reported during 2014 accounted for 19.4% of total incurred losses and LAE in the current year. Non-cat wind and hail claims reported during 2013 accounted for 19.9% of total incurred losses and LAE in the prior year.

Fire losses reported during 2014 were up $618,000 or 10.3% compared to fire losses reported during 2013. The P&C segment had 275 fire losses reported in 2014 totaling $6,595,000 compared to 262 fire losses reported during the same period last year totaling $5,977,000. The average cost per claim was $24,000 for fire losses reported in 2014 compared to $23,000 for fire losses reported in 2013.
Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the six months ended June 30, 2014, policy acquisition costs were $5,765,000 compared to $5,333,000 for the same period last year; an increase of $432,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs, primarily commissions. Policy acquisition costs were up due to a $300,000 increase in contingent commission accruals in 2014 compared to the same period last year.

General Expenses:
General and administrative expenses totaled $4,439,000 in 2014 compared to $3,965,000 in 2013. A primary reason for the $474,000 increase in general and administrative expenses was the payout of employee incentive compensation in 2014 not incurred in 2013. In addition, we had a $125,000 increase in actuarial fees associated with insurance rate filings in the P&C segment and a policy reserve system conversion in the life segment.

Taxes, licenses and fees:
Insurance taxes, licenses and fees were $1,051,000 through June 30, 2014, compared to $960,000 for the same period last year. As a percentage of net premiums earned, insurance taxes, licenses and fees were 3.8% for the six months ended June 30, 2014 compared to 3.7% for the six months ended June 30, 2013.

Interest expense:
Interest expense for the first half of 2014 was $768,000 compared to $877,000 for the same period last year; a decrease of 12.4%. The primary reason for the $109,000 decline was a decrease in interest expense at the holding company level due to a reduction in long term debt during 2013.

Income taxes:
For the period ended June 30, 2014, the Company had pretax income of $3,127,000 compared to pretax income of $134,000 for the same period last year. The primary component of the current year pretax income was $1,621,000 gain from a tax-free life insurance benefit received under our company owned life insurance. Non-life taxable income was offset by net operating loss carryforwards so current income tax expense of $168,000 in 2014 and $220,000 in 2013 consisted primarily of life subsidiary alternative minimum tax.

Net income:
The Company ended the first half of 2014 with net income of $2,933,000 compared to net income of $556,000 for the same period last year. As discussed above, the primary component of current year net income was $1,621,000 in tax-free life insurance benefit received from our company owned life insurance. In addition, the P&C segment had much improved operating results with net premiums earned up 7.5% and claims down 4.4% in 2014 compared to the same period last year.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of June 30, 2014, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,379	$—	$1,379	1.66%
Maturity in 1-5 years	16,015	201	16,216	19.61%
Maturity in 5-10 years	29,227	154	29,381	35.52%
Maturity after 10 years	35,363	373	35,736	43.21%
	$81,984	$728	$82,712	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,600,000 decline in the market value of fixed income investment. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,200,000 in increases in market value of fixed income investments.

At June 30, 2014, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $38,368,000, up $4,896,000 compared to $33,472,000 at December 31, 2013.  Components of the change in equity were net income of $2,933,000, increase in accumulated unrealized gains on investments of $2,153,000, a net unrealized loss of $174,000 related to interest rate swaps and cash dividends paid totaling $149,000.

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
While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 6.4% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $6,179,000 in cash and cash equivalents at June 30, 2014, compared to $3,841,000 at June 30, 2013. Improved performance in our insurance operations for the period ended June 30, 2014 contributed to the $4,297,000 in cash provided by operations compared to cash used in operations the same period last year totaling $2,408,000. Negative cash flows from operations in the prior year were related to insured losses from spring storms incurred during the first quarter.

Net cash used in investing activities totaled $2,567,000 for the period ended June 30, 2014, compared to $787,000 for the same period last year. At June 30, 2014, invested assets were up $6,148,000, or 6.1% compared to December 31, 2013. This increase was primarily the result of increases in market values of available for sale securities coupled with the reinvestment of proceeds from maturities of investments and the utilization of positive cash flows from operations to purchase available for sale securities. Cash used in investing activities in the prior year was related to the reinvestment of maturities.

Net cash used in financing activities totaled $538,000 for the period ended June 30, 2014, compared to net cash provided of $257,000 for the same period last year. During the six months ended June 30, 2014, the Company repaid a $700,000 short-term note payable which was renewed with a two-year term. As of June 30, 2014, a total of $9,333,000 remained outstanding on the note associated with the Mobile Attic settlement with the next installment due in November of 2014 ($1,166,000) included in short-term notes payable. The Company maintains a $1,000,000 operating line of credit which matures in September 2017 as well as a $700,000 line of credit which matures in February of 2016. The Company had $1,075,000 available on lines of credit at June 30, 2014.

The Company had a total of $21,164,000 of long-term debt outstanding as of June 30, 2014, compared to $20,889,000 at December 31, 2013, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note and operating line of credit. The increase in long-term debt outstanding was related to the reclassification of a $700,000 operating line of credit from short-term to long-term debt. The Company had $625,000 drawn on operating lines of credit included in long-term debt at June 30, 2014.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in Our 2013 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2014 is limited to $1,463,000 in the life insurance subsidiary and $2,632,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with previous adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company had dividends receivable from its subsidiaries of $1,000,000 at June 30, 2014, payable on July 15, 2014.

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

The Company continues to monitor liquidity and subsidiary capital closely. Improved underwriting results stemming from the discontinuation of unprofitable lines of business and streamlining of products offered combined with enhancements to the Company's rate development process and improvements in the Company's catastrophe reinsurance structure have reduced the pressure on subsidiary capital levels. However, due to modest levels of growth in premium revenue, it is still necessary to remain cautious and protect subsidiary capital.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4.9 million. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its June 30, 2014 value, the fair value of the Company's common stock would decrease by approximately $490,000.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the six month period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.  Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended June 30, 2014:

Date of Report	Date Filed	Description

April 11, 2014	April 11, 2014	Press release, dated April 11, 2014, issued by The National Security Group, Inc.

May 14, 2014	May 14, 2014	Press release, dated May 14, 2014, issued by The National Security Group, Inc.

May 16, 2014	May 20, 2014	Item 5.07 - announcement of annual meeting voting results.

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

Date: August 13, 2014