Form 10-Q
period 2014-09-30
NATIONAL SECURITY GROUP INC
filed 2014-11-13
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2014

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

As of November 13, 2014, there were 2,507,452 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

Part I. Financial Information

Item 1.  Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2014	December 31, 2013
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2014 - $1,064; 2013 - $853)	$1,021	$812
Fixed maturities available-for-sale, at estimated fair value (cost: 2014 - $84,541; 2013 - $79,074)	87,207	79,434
Equity securities available-for-sale, at estimated fair value (cost: 2014 - $2,420; 2013 - $2,420)	4,762	4,374
Trading securities	19	19
Mortgage loans on real estate, at cost	227	333
Investment real estate, at book value	4,288	4,218
Policy loans	1,523	1,443
Company owned life insurance	5,494	5,858
Other invested assets	3,509	3,559
Total Investments	108,050	100,050
Cash	8,575	4,987
Accrued investment income	836	817
Policy receivables and agents' balances, net	11,983	10,276
Reinsurance recoverable	814	1,501
Deferred policy acquisition costs	8,900	8,776
Property and equipment, net	1,996	2,077
Accrued income tax recoverable	—	6
Deferred income tax asset, net	3,624	4,654
Other assets	928	836
Total Assets	$145,706	$133,980
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$8,868	$8,734
Accident and health benefit and loss reserves	2,843	2,651
Life and annuity benefit and loss reserves	31,297	30,696
Unearned premiums	31,082	27,301
Policy and contract claims	957	842
Other policyholder funds	1,485	1,447
Short-term notes payable and current portion of long-term debt	1,166	1,866
Long-term debt	20,539	20,889
Accrued income taxes	566	—
Other liabilities	7,139	6,082
Total Liabilities	105,942	100,508
Contingencies
Shareholders' equity
Common stock	2,508	2,495
Additional paid-in capital	5,267	5,147
Accumulated other comprehensive income	2,590	936
Retained earnings	29,399	24,894
Total Shareholders' Equity	39,764	33,472
Total Liabilities and Shareholders' Equity	$145,706	$133,980

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUES
Net premiums earned	$14,374	$13,191	$42,298	$39,163
Net investment income	824	1,007	2,802	2,741
Net realized investment gains	141	3,297	541	4,354
Other income	158	163	2,025	480
Total Revenues	15,497	17,658	47,666	46,738
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	7,172	7,112	24,191	24,923
Amortization of deferred policy acquisition costs	946	894	2,717	2,759
Commissions	2,166	1,800	6,160	5,268
General and administrative expenses	1,719	2,117	6,158	6,082
Taxes, licenses and fees	514	438	1,565	1,398
Interest expense	380	434	1,148	1,311
Total Benefits, Losses and Expenses	12,897	12,795	41,939	41,741

Income Before Income Taxes	2,600	4,863	5,727	4,997

INCOME TAX EXPENSE
Current	651	332	819	552
Deferred	152	1,192	178	550
	803	1,524	997	1,102

Net Income	$1,797	$3,339	$4,730	$3,895

INCOME PER COMMON SHARE BASIC AND DILUTED	$0.72	$1.35	$1.89	$1.57

DIVIDENDS DECLARED PER SHARE	$0.03	$0.025	$0.09	$0.075

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income	$1,797	$3,339	$4,730	$3,895

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $242 and $731 for 2014 and 2013, respectively	(375)	(229)	1,778	(2,185)
Unrealized gain (loss) on interest rate swap	50	(30)	(124)	324

Other comprehensive income (loss), net of tax	(325)	(259)	1,654	(1,861)

Comprehensive income	$1,472	$3,080	$6,384	$2,034

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2013 (AUDITED)	$33,472	$24,894	$936	$2,495	$5,147

Net income for the nine months ended September 30, 2014	4,730	4,730

Other comprehensive income (net of tax)	1,654		1,654

Common stock issued	133			13	120

Cash dividends	(225)	(225)

Balance at September 30, 2014	$39,764	$29,399	$2,590	$2,508	$5,267

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$4,730	$3,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	390	563
Decrease in cash surrender value of company owned life insurance	364	100
Net realized gains on investments	(541)	(4,354)
Deferred income taxes	178	550
Amortization of deferred policy acquisition costs	2,717	2,759
Changes in assets and liabilities:
Change in accrued investment income	(19)	(42)
Change in reinsurance recoverable	687	193
Policy acquisition costs deferred	(2,841)	(2,704)
Change in accrued income taxes	572	358
Change in net policy liabilities and claims	3,101	(791)
Change in other assets/liabilities, net	919	(310)
Other, net	6	235
Net cash provided by operating activities	10,263	452
Cash Flows from Investing Activities
Purchase of:
Held-to-maturity securities	(324)	—
Available-for-sale securities	(14,145)	(13,553)
Property and equipment	(214)	(67)
Proceeds from sale or maturities of:
Held-to-maturity securities	115	623
Available-for-sale securities	8,910	10,485
Real estate held for investment	—	4,847
Property and equipment	253	7
Other invested assets, net	(33)	(54)
Net cash (used in) provided by investing activities	(5,438)	2,288
Cash Flows from Financing Activities
Change in other policyholder funds	38	22
Change in long-term debt	(350)	(3,634)
Change in short-term notes payable	(700)	(125)
Dividends paid	(225)	(186)
Net cash used in financing activities	(1,237)	(3,923)
Net change in cash and cash equivalents	3,588	(1,183)
Cash and cash equivalents, beginning of year	4,987	6,779
Cash and cash equivalents, end of year	$8,575	$5,596

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,499,706 at September 30, 2014 and 2,476,302 at September 30, 2013.

Reclassifications
Certain 2013 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2014 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts. Through December 31, 2012, these balances were insured by the FDIC with no balance limits. On January 1, 2013, $250,000 per entity account balance limits were reinstated. At September 30, 2014, the net amount exceeding FDIC insured limits was $4,859,000 at one financial institution. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of the financial institution on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At September 30, 2014, the single largest balance due from one agent totaled $875,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At September 30, 2014 and 2013, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At September 30, 2014, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

Revenue from Contracts with Customers
In May 2014, the FASB issued guidance on a comprehensive new revenue recognition standard. This standard will not impact accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. The guidance requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. Although insurance contracts are specifically scoped out of this new guidance, we have minor services that may be subject to the new revenue recognition guidance and are still in the process of evaluating the impact, if any, the guidance may have on our consolidated financial statements.

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

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of September 30, 2014 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$38,522	$1,946	$211	$40,257
Mortgage backed securities	11,742	133	230	11,645
Private label mortgage backed securities	1,401	45	3	1,443
Obligations of states and political subdivisions	14,927	913	45	15,795
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,949	365	247	18,067
Total fixed maturities	84,541	3,402	736	87,207
Equity securities	2,420	2,530	188	4,762
Total	$86,961	$5,932	$924	$91,969

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of September 30, 2014 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$624	$48	$—	$672
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	397	4	9	392
Total	$1,021	$52	$9	$1,064

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

The amortized cost and aggregate fair value of debt securities at September 30, 2014, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,780	$1,814
Due after one year through five years	15,706	16,864
Due after five years through ten years	29,716	30,374
Due after ten years	37,339	38,155
Total	$84,541	$87,207

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	179	188
Due after five years through ten years	145	157
Due after ten years	697	719
Total	$1,021	$1,064

A summary of securities available-for-sale with unrealized losses as of September 30, 2014, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$6,967	$117	$3,790	$94	$10,757	$211	22
Mortgage backed securities	2,396	20	2,618	210	5,014	230	17
Private label mortgage backed securities	—	—	109	3	109	3	1
Obligations of state and political subdivisions	224	1	1,207	44	1,431	45	4
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	3,435	64	4,256	183	7,691	247	15
Equity securities	—	—	1,098	188	1,098	188	1
	$13,022	$202	$13,078	$722	$26,100	$924	60

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

A summary of securities held-to-maturity with unrealized losses as of September 30, 2014, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$315	$9	—	—	$315	$9	1

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

There were no securities held-to-maturity with unrealized losses as of December 31, 2013.

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

For the nine months ended September 30, 2014 and 2013, the Company realized no additional other-than-temporary impairments.

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed maturities	$855	$846	$2,571	$2,486
Equity securities	29	34	87	107
Mortgage loans on real estate	5	5	12	17
Investment real estate	1	2	4	6
Policy loans	29	27	84	77
Company owned life insurance change in surrender value	(89)	48	49	(100)
Other, principally short-term investments	56	98	184	306
	886	1,060	2,991	2,899
Less: Investment expenses	62	53	189	158
Net investment income	$824	$1,007	$2,802	$2,741
Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed maturities	$117	$(17)	$366	$110
Equity securities	—	—	—	928
Trading securities	—	—	—	—
Other, principally real estate	24	3,314	175	3,316
Other-than-temporary impairments	—	—	—	—
Net realized investment gains	$141	$3,297	$541	$4,354

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$2,694	$(4,243)
Deferred income tax	(916)	1,442
Net change in unrealized appreciation on available-for-sale securities	$1,778	$(2,801)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 are summarized in the following table by the type of inputs applicable to the fair value measurements (unaudited) (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$40,257	$—	$40,257	$—
Trust preferred securities	—	—	—	—
Mortgage backed securities	11,645	—	11,645	—
Private label mortgage backed securities	1,443	—	1,443	—
Obligations of states and political subdivisions	15,795	—	15,795	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,067	18,067	—	—
Trading securities	19	19	—	—
Equity securities available-for-sale	4,762	3,664	—	1,098
Total Financial Assets	$91,988	$21,750	$69,140	$1,098
Financial Liabilities
Interest rate swap	$(1,085)	$—	$—	$(1,085)
Total Financial Liabilities	$(1,085)	$—	$—	$(1,085)

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

As of September 30, 2014, Level 3 fair value measurements of assets include $1,098,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of September 30, 2014, Level 3 fair value measurements of liabilities include $1,085,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 (in thousands):

For the nine months ended September 30, 2014	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$875	$(897)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	223	(188)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,098	$(1,085)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2014:	$—	$—

For the nine months ended September 30, 2014, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Mortgage loans	$227	$227	$333	$333
Policy loans	1,523	1,523	1,443	1,443
Company owned life insurance	5,494	5,494	5,858	5,858
Other invested assets	3,509	3,509	3,559	3,559

Liabilities and related instruments
Other policyholder funds	1,485	1,485	1,447	1,447
Short-term notes payable and current portion of long-term debt	1,166	1,166	1,866	1,866
Long-term debt	20,539	20,539	20,889	20,889

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	September 30, 2014	December 31, 2013

Building and improvements	$3,299	$3,185
Electronic data processing equipment	1,865	1,822
Furniture and fixtures	811	874
	5,975	5,881
Less accumulated depreciation	3,979	3,804
Property and equipment, net	$1,996	$2,077

Depreciation expense for the nine months ended September 30, 2014 was $257,000 ($386,000 for the year ended December 31, 2013).

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2011. Tax returns have been filed through the year 2013.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $3,624,000 at September 30, 2014 and $4,654,000 at December 31, 2013.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of September 30, 2014	As of December 31, 2013
General expenses	$1,349	$1,326
Unearned premiums	2,112	1,855
Claims liabilities	975	700
Litigation settlement	3,173	3,173
AMT credit	479	335
NOL carryforward	—	849
Unrealized loss on interest rate swaps	369	305
Deferred tax assets	8,457	8,543

Depreciation	(105)	(119)
Deferred policy acquisition costs	(3,026)	(2,984)
Unrealized gains on securities available-for-sale	(1,702)	(786)
Deferred tax liabilities	(4,833)	(3,889)
Net deferred tax asset	$3,624	$4,654

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Nine months ended September 30,
	2014	2013
Deferred policy acquisition costs	$42	$(19)
Other-than-temporary impairments	—	96
Trading securities	—	(1)
Unearned premiums	(257)	(216)
General expenses	(23)	(72)
Depreciation	(14)	(23)
Claim liabilities	(275)	(277)
AMT credit	(144)	—
NOL carryforward	849	1,062

Deferred income tax expense (benefit)	$178	$550

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Nine months ended September 30,
	2014	2013
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	(1.5)%	(1.9)%
Company owned life insurance	(9.9)%	0.7%
Small life deduction	(6.6)%	(5.2)%
Life reserve tax adjustment	—%	(6.6)%
Other, net	1.4%	1.1%
Effective federal income tax rate	17.4%	22.1%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	2014	2013
Line of credit with variable interest rate equal to the Wall Street Journal (WSJ) prime rate, subject to a 5.0% floor; maturity February 2014. Interest payments due quarterly. Unsecured.	$—	$700
Current portion of installment note payable due November 2014 with variable interest rate equal to the WSJ prime rate plus 1%; Unsecured	1,166	1,166
	$1,166	$1,866

Long-term debt consisted of the following as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	2014	2013
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity February 2016. Interest payments due quarterly. Unsecured.	$—	$—

Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	—	350

Long term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long term portion due November 2015. Unsecured.	8,167	8,167

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,279	9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$20,539	$20,889

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

The swaps entered into in 2009 and 2010 have fair values of $247,000 (liability) and $838,000 (liability), respectively, for a total liability of $1,085,000 at September 30, 2014 ($897,000 at December 31, 2013).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation loss of $124,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements for the nine months ended September 30, 2014.  A net valuation gain of $412,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2013.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At September 30, 2014, the Company has securities on deposit with fair market values of $1,476,000 (all of which is posted as collateral). At December 31, 2013, the Company had securities on deposit with fair market values of $1,422,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

At September 30, 2014, the largest reinsurance recoverable of a single reinsurer was $22,000 ($214,000 at December 31, 2013). Amounts reported as ceded incurred losses in both 2014 and 2013 were related to the development of losses from prior year catastrophes.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the nine months ended September 30, 2014 and 2013 amounted to $160,000 and $144,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options.

The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited of the non-qualified deferred compensation plans for the nine months ended September 30, 2014 and 2013 amounted to approximately $76,000 and $178,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $150,000 in costs incurred during the first nine months of 2014 and $50,000 costs incurred for the first nine months of 2013 related to the ESOP. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

NOTE 10 – SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2014, and year ended December 31, 2013, changes in shareholders' equity consisted of net income of $4,730,000 and $5,658,000, respectively; dividends paid of $225,000 in 2014 and $248,000 in 2013; changes in accumulated other comprehensive income, net of applicable taxes, of $1,654,000 in 2014 and other comprehensive loss, net of applicable taxes, of $2,389,000 in 2013.  Other comprehensive loss consists of accumulated unrealized gains and losses on securities and unrealized gains and losses on interest rate swaps.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The table below provides information regarding the Company's preferred and common stock as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,507,452	2,507,452	3,000,000	2,494,480	2,494,480

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(591)	$(1,003)
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(124)	324
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income (loss)	(124)	324
Balance at end of period	$(715)	$(679)

Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$1,527	$4,328
Other comprehensive income (loss) for period:
Other comprehensive income before reclassifications	2,020	(1,454)
Amounts reclassified from accumulated other comprehensive income	(242)	(731)
Net current period other comprehensive income	1,778	(2,185)
Balance at end of period	$3,305	$2,143
Total Accumulated Other Comprehensive Income (loss) at end of period	$2,590	$1,464

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The following table presents the amounts reclassified out of AOCI for nine months ended September 30, 2014 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$366	Net realized investment gains
	366	Total before tax

	(124)	Tax (expense) or benefit
	$242	Net of Tax

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2013 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$1,108	Net realized investment gains
	1,108	Total before tax

	(377)	Tax (expense) or benefit
	$731	Net of Tax

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Total assets by industry segment at September 30, 2014 and at December 31, 2013 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
September 30, 2014
	$145,706	$80,534	$56,924	$8,248
December 31, 2013
	$133,980	$71,003	$53,831	$9,146

Premium revenues and operating income by business segment for the three and nine months ended September 30, 2014 and 2013 are summarized below (dollars in thousands):

Three months ended September 30, 2014	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$14,374	$12,757	$1,617	$—
Net investment income	824	333	472	19
Net realized investment gains	141	23	117	1
Other income	158	156	2	—
	15,497	13,269	2,208	20
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits paid	7,172	5,876	1,296	—
Amortization of deferred policy acquisition costs	946	642	304	—
Commissions	2,166	2,073	93	—
General and administrative expenses	1,719	1,296	385	38
Taxes, licenses and fees	514	441	73	—
Interest expense	380	—	16	364
	12,897	10,328	2,167	402
Income (Loss) Before Income Taxes	$2,600	$2,941	$41	$(382)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Three months ended September 30, 2013	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$13,191	$11,446	$1,745	$—
Net investment income	1,007	474	514	19
Net realized investment gains	3,297	8	(19)	3,308
Other income	163	152	11	—
	17,658	12,080	2,251	3,327
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits paid	7,112	5,845	1,267	—
Amortization of deferred policy acquisition costs	894	639	255	—
Commissions	1,800	1,704	96	—
General and administrative expenses	2,117	1,444	543	130
Taxes, licenses and fees	438	385	53	—
Interest expense	434	—	34	400
	12,795	10,017	2,248	530
Income Before Income Taxes	$4,863	$2,063	$3	$2,797

Nine months ended September 30, 2014	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$42,298	$37,397	$4,901	$—
Net investment income	2,802	1,296	1,449	57
Net realized investment gains	541	72	467	2
Other income	2,025	2,022	3	—
	47,666	40,787	6,820	59
BENEFITS AND EXPENSES
Policyholder benefits paid	24,191	20,106	4,085	—
Amortization of deferred policy acquisition costs	2,717	1,924	793	—
Commissions	6,160	5,908	252	—
General and administrative expenses	6,158	4,285	1,443	430
Taxes, licenses and fees	1,565	1,362	203	—
Interest expense	1,148	—	47	1,101
	41,939	33,585	6,823	1,531
Income (Loss) Before Income Taxes	$5,727	$7,202	$(3)	$(1,472)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

Nine months ended September 30, 2013	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$39,163	$34,010	$5,153	$—
Net investment income	2,741	1,170	1,514	57
Net realized investment gains	4,354	1,038	8	3,308
Other income	480	467	13	—
	46,738	36,685	6,688	3,365
BENEFITS AND EXPENSES
Policyholder benefits paid	24,923	21,474	3,449	—
Amortization of deferred policy acquisition costs	2,759	1,938	821	—
Commissions	5,268	4,986	282	—
General and administrative expenses	6,082	4,052	1,455	575
Taxes, licenses and fees	1,398	1,220	178	—
Interest expense	1,311	—	72	1,239
	41,741	33,670	6,257	1,814
Income Before Income Taxes	$4,997	$3,015	$431	$1,551

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Life, accident and health operations premiums written:
Traditional life insurance	$1,156	$1,184	$3,472	$3,586
Accident and health insurance	564	604	1,439	1,485
Gross life, accident and health	1,720	1,788	4,911	5,071
Reinsurance premium ceded	(23)	(22)	(58)	(52)
Net life, accident and health premiums written	$1,697	$1,766	$4,853	$5,019

Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$8,340	$7,630	$25,888	$23,595
Homeowners (Including mobile homeowners)	6,261	6,245	18,889	18,422
Ocean marine	—	—	—	75
Other liability	475	429	1,465	1,311
Gross property and casualty	15,076	14,304	46,242	43,403
Reinsurance premium ceded	(1,762)	(2,081)	(5,319)	(6,401)
Net property and casualty written	$13,314	$12,223	$40,923	$37,002

Gross premiums written	$16,796	$16,092	$51,153	$48,474
Reinsurance premium ceded	(1,785)	(2,103)	(5,377)	(6,453)
Net premiums written	$15,011	$13,989	$45,776	$42,021

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2013 AMOUNTS)

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Life, accident and health operations premiums earned:
Traditional life insurance	$1,080	$1,159	$3,537	$3,715
Accident and health insurance	560	608	1,422	1,490
Gross life, accident and health	1,640	1,767	4,959	5,205
Reinsurance premium ceded	(23)	(22)	(58)	(52)
Net life, accident and health premiums earned	$1,617	$1,745	$4,901	$5,153

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$8,147	$7,446	$23,727	$21,720
Homeowners (Including mobile homeowners)	5,914	5,674	17,661	17,007
Ocean marine	—	—	—	524
Other liability	458	408	1,328	1,172
Gross property and casualty	14,519	13,528	42,716	40,423
Reinsurance premium ceded	(1,762)	(2,082)	(5,319)	(6,413)
Net property and casualty earned	$12,757	$11,446	$37,397	$34,010

Gross premiums earned	$16,159	$15,295	$47,675	$45,628
Reinsurance premium ceded	(1,785)	(2,104)	(5,377)	(6,465)
Net premiums earned	$14,374	$13,191	$42,298	$39,163

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

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2014 was $847,000 ($976,000 in 2013). Cash paid for income taxes during the nine months ended September 30, 2014 was $248,000 ($195,000 in 2013).

During the nine months ended September 30, 2014, non-cash changes in equity included $13,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $120,000 increase in additional paid in capital.

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

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The National Security Group, Inc. as of September 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-months and nine-months ended September 30, 2014 and 2013, the condensed consolidated statement of shareholders' equity for the nine-months ended September 30, 2014 and the condensed consolidated statements of cash flows for the nine-months ended September 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company's management.

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
November 13, 2014

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three-month and nine-month periods ended September 30, 2014 and 2013.

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

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in ten states with 50.4% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 89.6% of gross earned insurance premium revenue in the first nine months of 2014.  Revenue generated from the life segment accounted for 10.4% of gross insurance premium revenue in the first nine months of 2014.

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

All of our insurance companies have been assigned ratings by A.M. Best Co (Best).  On November 13, 2014, Best revised the outlook to stable from negative and affirmed the financial strength rating (FSR) of B++ (Good) and the issuer credit rating (ICR) of "bbb" of NSFC. In addition, Best affirmed the FSR of B+(Good) and ICR of "bbb-" of Omega and NSIC. The outlook for these ratings remained stable. Best also revised the outlook to stable from negative and affirmed the ICR of "bb" of the parent holding company, NSEC.

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On August 12, 2014, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

The two primary segments in which we report insurance operations are the personal lines property and casualty segment (NSFC) and the life, accident and health insurance segment (NSIC).  Due to the small amount of earned premium revenue produced by Omega and the fact that Omega is a wholly owned subsidiary of NSFC, underwriting similar lines of business, all references to NSFC in the remainder of this management discussion and analysis will include the insurance operations of both NSFC and Omega.  Our income is principally derived from net underwriting profits and investment income.  Net underwriting profit is principally derived from earned premiums received less claims paid, sales commissions to agents, costs of underwriting and insurance taxes and fees.  Investment income includes interest and dividend income and gains and losses on investment holdings.

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

Summary of Consolidated Results of Operations
Financial results for the three months and nine months ended September 30, 2014 and 2013 were as follows:

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUES
Net premiums earned	$14,374	$13,191	$42,298	$39,163
Net investment income	824	1,007	2,802	2,741
Net realized investment gains	141	3,297	541	4,354
Other income	158	163	2,025	480
Total Revenues	15,497	17,658	47,666	46,738
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	7,172	7,112	24,191	24,923
Amortization of deferred policy acquisition costs	946	894	2,717	2,759
Commissions	2,166	1,800	6,160	5,268
General and administrative expenses	1,719	2,117	6,158	6,082
Taxes, licenses and fees	514	438	1,565	1,398
Interest expense	380	434	1,148	1,311
Total Benefits, Losses and Expenses	12,897	12,795	41,939	41,741
Income Before Income Taxes	2,600	4,863	5,727	4,997
INCOME TAX EXPENSE
Current	651	332	819	552
Deferred	152	1,192	178	550
	803	1,524	997	1,102
Net Income	$1,797	$3,339	$4,730	$3,895
INCOME PER COMMON SHARE	$0.72	$1.35	$1.89	$1.57

DIVIDENDS DECLARED PER SHARE	$0.03	$0.025	$0.09	$0.075
Reconciliation of Net Income to non-GAAP Measurement
Net income	$1,797	$3,339	$4,730	$3,895
Income tax expense	803	1,524	997	1,102
Realized investment gains, net	(141)	(3,297)	(541)	(4,354)
Operating Income	$2,459	$1,566	$5,186	$643

Three months ended September 30, 2014 compared to three months ended September 30, 2013:

For the three months ended September 30, 2014, the Company had net income of $1,797,000, $0.72 per share, compared to $3,339,000, $1.35 per share, for the same period last year. On a pretax basis, for the three months ended September 30, 2014, we had income of $2,600,000 compared to $4,863,000 for the three months ended September 30, 2013. Our pretax income for the three months ended September 30, 2014, consisted of income from operations of $2,459,000 and realized investment gains of $141,000. The pretax income for the three months ended September 30, 2013, consisted of income from operations of $1,566,000 and realized investment gains of $3,297,000. The primary component of the realized investment gains during the three months ended September 30, 2013 was a pretax gain of $3.3 million from the sale of 2,739 acres of investment real estate consisting of timber property in Alabama.

Pretax operating income, which excludes capital gains, was $2,459,000 for the three month period ended September 30, 2014, compared to $1,566,000 for the same period last year. Favorable weather patterns, leading to lower property and casualty insurance claims, coupled with a 9% increase in revenue for the quarter, were the primary contributing factors to the improved operating income.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013:

The Company ended the first nine months of 2014 with net income of $4,730,000, $1.89 per share, compared to net income of $3,895,000, $1.57 per share, for the same period last year. On a pretax basis, for the nine months ended September 30, 2014, we had income of $5,727,000 compared to $4,997,000 for the nine months ended September 30, 2013. Our pretax income for the nine months ended September 30, 2014, consisted of income from operations of $5,186,000 and realized investment gains of $541,000. The pretax income for the nine months ended September 30, 2013, consisted of net income from operations of $643,000 and realized investment gains of $4,354,000. As mentioned previously, the primary component of the realized investment gains in 2013 was the sale of timber property creating a $3.3 million pretax gain.

Our 2014 operating income improved due to a combination of increased revenue, a reduction in claims activity and a non-recurring $1,621,000 gain from company owned life insurance (reported as a component of "other income" in the table above).

Net premium earned increased 8.0% in the first nine months of 2014 compared to the same period last year. A combination of increased direct premium revenue and a decrease in reinsurance cost (ceded premium) were the two primary factors contributing to the increase in net premium earned for the nine months ended September 30, 2014. Increases in premium were driven by a combination of rate increases implemented in our core dwelling and homeowners programs along with a moderate increase in policy issuance. The decrease in reinsurance cost, reducing ceded premium, was due to an 18% year over year reduction in our catastrophe reinsurance rate in our 2014 contact.

Year to date claims were down $732,000 in 2014 compared to 2013. The primary reason for the year to date decrease in 2014 compared to 2013 was a reduction in claims related to both cat events and non-catastrophe wind losses in our P&C segment due to a lower frequency of reported claims. Through September 30, 2014, the P&C segment had a $1,689,000 reduction in cat event losses compared to the same period last year. During 2014, the P&C segment was impacted by six cat events totaling $2,572,000 compared to ten cat events in 2013 totaling $4,261,000. In addition, non-catastrophe wind loses were down $636,000 in 2014 compared to 2013. Offsetting these decreases were a $786,000 increase in claims from fire related losses as well as $600,000 in adverse loss development from the settlement of a claim in a discontinued commercial insurance program.

Shareholders' equity as of September 30, 2014 was $39,764,000 up $6,292,000 from our December 31, 2013 Shareholders' equity of $33,472,000. Book value per share was $15.85 per share at September 30, 2014 compared to $13.42 per share at December 31, 2013, an increase of $2.43. The primary factors contributing to the increase in Shareholders' equity in the first nine months of 2014 was net income of $4,730,000 and other comprehensive income of $1,654,000. The increase in other comprehensive income was primarily driven by the declining interest rate environment, which increased the market value of our investments in fixed income securities, and an increase in value of our equity investments.

Three months ended September 30, 2014 compared to three months ended September 30, 2013:

Premium revenue:
The table below provides earned premium revenue by segment for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,		Percent
	2014	2013	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,080	$1,159	(6.8)%
Accident and health insurance	560	608	(7.9)%
Gross life, accident and health	1,640	1,767	(7.2)%
Reinsurance premium ceded	(23)	(22)	4.5%
Net life, accident and health premiums earned	$1,617	$1,745	(7.3)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$8,147	$7,446	9.4%
Homeowners (Including mobile homeowners)	5,914	5,674	4.2%
Ocean marine	—	—	—%
Other liability	458	408	12.3%
Gross property and casualty	14,519	13,528	7.3%
Reinsurance premium ceded	(1,762)	(2,082)	(15.4)%
Net property and casualty premiums earned	$12,757	$11,446	11.5%

Gross premiums earned	$16,159	$15,295	5.6%
Reinsurance premium ceded	(1,785)	(2,104)	(15.2)%
Net premiums earned	$14,374	$13,191	9.0%

Consolidated net premium earned was up 9.0% for the quarter ended September 30, 2014, at $14,374,000 compared to $13,191,000 for the quarter ended September 30, 2013. The growth in net premium earned was due to an 11.5% increase in net premium earned in the P&C segment which was driven by increases in direct premium due to rate adjustments and a moderate rise in production. A 15.4% reduction in catastrophe reinsurance cost also contributed to the increase in net premium earned in the P&C segment. The reduction in catastrophe reinsurance cost was due to a catastrophe reinsurance rate reduction in our 2014 calendar year contract renewal.

Investment income:
For the three months ended September 30, 2014, net investment income totaled $824,000 compared to $1,007,000 for the same period last year; a decrease of $183,000. The primary reason for the decline in 2014 was primarily due to a reduction in cash value of company owned life insurance.

Realized investment gains and losses:
For the three months ended September 30, 2014, the Company had realized capital gains totaling $141,000 compared to $3,297,000 for the same period last year. The $3,156,000 decline was due to a $3.3 million pretax gain realized in the third quarter of 2013 from the sale of 2,739 acres of investment real estate consisting of timber property in Alabama. The realized capital gains in the third quarter of 2014 were primarily the result of the sale of securities in our investment portfolio. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other income:
Other income was $158,000 for the three months ended September 30, 2014, compared to $163,000 for the same period last year; a decrease of $5,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder benefits:
Policyholder claims were $7,172,000 for the three months ended September 30, 2014, compared to $7,112,000 for the same period last year; an increase of $60,000 or 0.8%. Claims as a percentage of premium earned was 49.9%

in the third quarter of 2014 compared to 53.9% in the third quarter of 2013. Favorable weather patterns, which reduced windstorm related claims, positively impacted underwriting results in the third quarter of both years.

Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the three months ended September 30, 2014, policy acquisition costs were $3,112,000 compared to $2,694,000 for the same period last year; an increase of $418,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were 21.7% in the third quarter of 2014 compared to 20.4% for the same period last year. The 1.3 percentage point increase in acquisition cost as a percent of premium revenue is primarily associated with increases in our accrual for contingent commission payments to agents in 2014 due to improved year to date underwriting results.

General Expenses:
General and administrative expenses totaled $1,719,000 in the third quarter of 2014 compared to $2,117,000 in the third quarter of 2013; an 18.8% decrease. The primary reason for the $398,000 decline was a reduction in holding company related expenses as well as an overall reduction in general and administrative expenses in both the P&C and life segments.

Taxes, licenses and fees:
Insurance taxes, licenses and fees were $514,000 for the three months ended September 30, 2014, compared to $438,000 for the same period last year. The primary reason for the increase was the 5.4% increase in gross premium written in the third quarter of 2014 compared to the same period last year. As a percentage of net premiums earned, insurance taxes, licenses and fees were 3.6% for the three months ended September 30, 2014 compared to 3.3% for the three months ended September 30, 2013.

Interest expense:
Interest expense for the third quarter of 2014 was $380,000 compared to $434,000 for the same period last year; a decrease of 12.4%. The primary reason for the $54,000 decline was a decrease in interest expense at the holding company level due to a reduction in long term debt during 2013.

Income taxes:
For the three month period ended September 30, 2014, the Company had pretax income of $2,600,000 compared to$4,863,000 for the same period last year. The $803,000 tax expense for the third quarter 2014 consisted of current tax expense of $651,000 and deferred tax expense of $152,000. Tax expense for the third quarter of 2013 consisted of current tax expense of $332,000 and deferred tax expense of $1,192,000. The effective tax rate was comparable for the three month period ended September 30, 2014 and 2013 at 30.9% and 31.3%, respectively.

Net income:
The Company ended the third quarter of 2014 with net income of $1,797,000 compared to net income of $3,339,000 for the same period last year. Net income in the third quarter of 2013 was favorably impacted by an increase in capital gains from the sale of timber property. This gain increased third quarter 2013 pretax income by $3.3 million ($2.2 million net of tax). Net income in the third quarter of 2014 was not materially impacted by capital gains. However, improved underwriting results led to an improvement in operating income for the quarter in 2014 compared to the third quarter of last year.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013:

Premium revenue:
The table below provides earned premium revenue by segment for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,		Percent
	2014	2013	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$3,537	$3,715	(4.8)%
Accident and health insurance	1,422	1,490	(4.6)%
Gross life, accident and health	4,959	5,205	(4.7)%
Reinsurance premium ceded	(58)	(52)	11.5%
Net life, accident and health premiums earned	$4,901	$5,153	(4.9)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$23,727	$21,720	9.2%
Homeowners (Including mobile homeowners)	17,661	17,007	3.8%
Ocean marine	—	524	(100.0)%
Other liability	1,328	1,172	13.3%
Gross property and casualty	42,716	40,423	5.7%
Reinsurance premium ceded	(5,319)	(6,413)	(17.1)%
Net property and casualty premiums earned	$37,397	$34,010	10.0%

Gross premiums earned	$47,675	$45,628	4.5%
Reinsurance premium ceded	(5,377)	(6,465)	(16.8)%
Net premiums earned	$42,298	$39,163	8.0%

Consolidated net premium revenue was up 8.0% for the nine months ended September 30, 2014, at $42,298,000 compared to $39,163,000 for the nine months ended September 30, 2013. The primary reason was a 5.7% increase in gross premium earned in the P&C segment from growth in the dwelling fire and homeowners property programs.

P&C segment net premium earned was also impacted by a 17.1% decline in ceded premium associated with a reduction in our catastrophe reinsurance rate under our January 1, 2014 catastrophe contract renewal. The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. Under our 2014 catastrophe contract renewal terms, our retention remained unchanged at $4 million and we maintain catastrophe reinsurance covering the cost incurred in a single catastrophe event up to $72.5 million after exceeding a $4 million per event retention.

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

Investment income:
For the nine months ended September 30, 2014, net investment income totaled $2,802,000 compared to $2,741,000 for the same period last year; an increase of $61,000. Investment income is up for the year to date primarily due to an increase in invested assets. Invested assets has increased due to an increase in cash flow from insurance operations.

Realized investment gains and losses:
Realized capital gains for the nine months ended September 30, 2014 totaled $541,000 compared to $4,354,000 for the same period last year. The $3,813,000 year over year decline was primarily due to the $3.3 million pretax gain we received in 2013 from the sale of 2,739 acres of investment real estate consisting of timber property in Alabama. Without the timber sale in 2013, realized capital gains would have been $541,000 in 2014 and $1,054,000 in 2013. The realized capital gains in 2014 as well as the remainder of the capital gains received in 2013 were primarily the result of the sale of securities in our investment portfolio. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other income:
Other income was $2,025,000 in 2014 compared to $480,000 in 2013; a $1,545,000 increase. The primary reason for the year over year increase was a $1,621,000 non-recurring net gain on company owned life insurance. The remainder of other income consists primarily of fees related to the issuance of our property insurance policies as well as miscellaneous income.

Policyholder benefits:
Claims were $24,191,000 for the nine months ended September 30, 2014, compared to $24,923,000 for the same period last year; a decrease of $732,000 or 2.9%. As a percentage of premium income, policyholder benefits were 57.2% in the first nine months of 2014 compared to 63.6% for the same period last year, an improvement of 6.4 percentage points. The primary reason for the decrease in claims was a reduction in reported losses and LAE in the P&C segment from cat events as well as a reduction in reported losses and LAE in the P&C segment from non-catastrophe wind and hail claims in the current year compared to the same period last year. Offsetting the decline in claims from weather related events was a $786,000 increase in P&C segment reported fire losses for the nine months ended September 30, 2014, compared to the same period last year.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the nine months ended September 30, 2014 and 2013:

Nine months ended September 30, 2014			Nine months ended September 30, 2013
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 32 (Jan 5-8)	$3,000	2	Cat 91 (Jan 29-31)	$354,000	85
Cat 34 (Feb 11-14)	589,000	342	Cat 92 (Feb 24-25)	188,000	63
Cat 37 (Mar 27-29)	13,000	5	Cat 93 (Mar 18-19)	3,000,000	896
Cat 40 (Apr 27-May1)	1,714,000	373	Cat 94 (Mar 29-31)	75,000	20
Cat 43 (May 18-23)	220,000	81	Cat 95 (Apr 1-3)	43,000	10
Cat 45 (Jun 3-5)	33,000	14	Cat 99 (Apr 26-28)	79,000	19
			Cat 14 (May 18-22)	283,000	83
			Cat 15 (May 28-31)	176,000	55
			Cat 17 (Jun 12-14)	42,000	20
			Cat 22 (Jul 23-24)	21,000	6
Total	$2,572,000	817	Total	$4,261,000	1,257

Non-cat wind & hail	$4,623,000	1,642	Non-cat wind & hail	$5,259,000	1,934

During the nine months ended September 30, 2014, the P&C segment was impacted by six cat events totaling $2,572,000. The P&C subsidiaries incurred 817 claims from these cat events. These claims contributed 6.9 percentage points to the 2014 P&C segment loss ratio and had an average cost per claim of $3,100. During the nine months ended September 30, 2013, the P&C segment was impacted by ten cat events totaling $4,261,000 resulting in 1,257 claims with an average per claim of $3,400. The cat events during the first nine months of 2013 increased the prior year P&C segment loss ratio by 12.5 percentage points.

The largest 2014 cat event was Cat 40, occurring in the second quarter, with reported losses totaling $1,714,000 from 373 claims. Cat 40 added 4.6 percentage points to the 2014 P&C segment loss ratio. In comparison, the largest 2013 cat event was Cat 93, occurring in the first quarter of 2013, with reported losses totaling $3,000,000 from 896 claims. Cat 93 increased the 2013 P&C segment loss ratio 8.8 percentage points.

Non-catastrophe wind and hail claims reported in 2014 totaled $4,623,000 compared to non-catastrophe wind and hail claims reported in 2013 totaling $5,259,000; a decline of $636,000 or 12.1%. During 2014, the P&C segment had 1,642 non-catastrophe wind and hail claims reported (an average of $2,800 per claim) compared to 1,934 claims reported during 2013 (an average of $2,700 per claim). Non-cat wind and hail claims reported during 2014 accounted for 19.1% of total incurred losses and LAE in the current year. Non-cat wind and hail claims reported during 2013 accounted for 21.1% of total incurred losses and LAE in the prior year.

Fire losses reported during 2014 were up $786,000 or 8.8% compared to fire losses reported during 2013. The P&C segment had 394 fire losses reported in 2014 totaling $9,672,000 compared to 391 fire losses reported during the same period last year totaling $8,886,000. The average cost per claim was $24,600 for fire losses reported in 2014 compared to $22,700 for fire losses reported in 2013.
Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the nine months ended September 30, 2014, policy acquisition costs were $8,877,000 compared to $8,027,000 for the same period last year; an increase of $850,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. Policy acquisition costs were 21% of earned premium for the first nine months of 2014 compared to 20.5% for the same period last year. The primary reason for the 0.5 percentage point increase in policy acquisition costs was a $400,000 increase in contingent commission accruals in 2014 compared to the same period last year. Contingent commission increased as a results of improved underwriting results in 2014 compared to 2013.

General Expenses:
General and administrative expenses totaled $6,158,000 in 2014 compared to $6,082,000 in 2013. A primary reason for the $76,000 increase in general and administrative expenses was the payout of employee incentive compensation in 2014 not incurred in 2013. Management continues to implement changes to improve efficiency of insurance operations. These changes contributed to the decline in year to date general expenses as a percentage of premium revenue from 15.5% in 2013 to 14.6% in 2014.

Taxes, licenses and fees:
Insurance taxes, licenses and fees were $1,565,000 through September 30, 2014, compared to $1,398,000 for the same period last year. As a percentage of net premiums earned, insurance taxes, licenses and fees were comparable at 3.7% for the nine months ended September 30, 2014 compared to 3.6% for the nine months ended September 30, 2013.

Interest expense:
Interest expense for the first nine months of 2014 was $1,148,000 compared to $1,311,000 for the same period last year; a decrease of 12.4%. The primary reason for the $163,000 decline was a decrease in interest expense at the holding company level due to a reduction in long term debt during 2013.

Income taxes:
For the period ended September 30, 2014, the Company had pretax income of $5,727,000 compared to pretax income of $4,997,000 for the same period last year. Income tax expense as a percent of pretax income totaled 17.4% for the nine months ended September 30, 2014, compared to 22.1% for the nine months ended September 30, 2013. Our pretax income in 2014 included a tax free gain from company owned life insurance totaling $1,621,000, which was the primary factor reducing our effective tax rate.

Net income:
The Company ended the first nine months of 2014 with net income of $4,730,000 compared to net income of $3,895,000 for the same period last year. As discussed above, a primary component of current year net income was $1,621,000 in tax-free life insurance benefit received from our company owned life insurance. In addition, the P&C segment had much improved operating results with net premiums earned up 10.0% and claims down 6.4% in 2014 compared to the same period last year. The primary contributors to 2013 net income was a $3.3 million capital gain ($2.2 million net of tax) and improved underwriting results in the third quarter of 2013.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of September 30, 2014, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,780	$—	$1,780	2.08%
Maturity in 1-5 years	15,706	179	15,885	18.57%
Maturity in 5-10 years	29,716	145	29,861	34.90%
Maturity after 10 years	37,339	697	38,036	44.45%
	$84,541	$1,021	$85,562	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,300,000 decline in the market value of fixed income investment. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,800,000 in increases in market value of fixed income investments.

At September 30, 2014, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $39,764,000, up $6,292,000 compared to $33,472,000 at December 31, 2013.  Components of the change in equity were net income of $4,730,000, increase in accumulated unrealized gains on investments of $1,778,000, a net unrealized loss of $124,000 related to interest rate swaps and cash dividends paid totaling $225,000.

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

The Company, primarily through its insurance subsidiaries, had $8,575,000 in cash and cash equivalents at September 30, 2014, compared to $5,596,000 at September 30, 2013. Significantly improved performance in our insurance operations for the period ended September 30, 2014 contributed to the $10,263,000 in cash provided by operations compared to cash provided by operations the same period last year totaling $452,000. Cash flows from operations in the prior year were negatively impacted by insured losses from spring storms incurred during the first quarter.

Net cash used in investing activities totaled $5,438,000 for the period ended September 30, 2014, compared to cash provided of $2,288,000 for the same period last year. At September 30, 2014, invested assets were up $8,000,000, or 8% compared to December 31, 2013. This increase was primarily the result of increases in market values of available for sale securities coupled with the reinvestment of proceeds from maturities of investments and the utilization of positive cash flows from operations to increase investment holdings. Cash provided by investing activities in the prior year was primarily related to the sale of investment real estate, the proceeds of which were used to reduce long term debt.

Net cash used in financing activities totaled $1,237,000 for the period ended September 30, 2014, compared to $3,923,000 for the same period last year. During the nine months ended September 30, 2014, the Company repaid a $700,000 short-term note payable which was renewed with a two-year term. Also during this period, the Company utilized $275,000 from long-term lines of credit and repaid $625,000 in long-term debt. As of September 30, 2014, a total of $9,333,000 remained outstanding on the note associated with the Mobile Attic settlement with the next installment due in November of 2014. This installment is $1,166,000 and is included in short-term notes payable. The Company maintains a $1,000,000 operating line of credit which matures in September 2017 as well as a $700,000 line of credit which matures in February of 2016, all of which was available at September 30, 2014.

The Company had a total of $20,539,000 of long-term debt outstanding as of September 30, 2014, compared to $20,889,000 at December 31, 2013, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. The Company has relatively little exposure to below investment grade fixed income investments, which might be especially subject to liquidity problems due to thinly traded markets.

The Company's liquidity requirements are primarily met by funds provided from operations of the insurance subsidiaries. The Company receives funds from its subsidiaries through payment of dividends, management fees, reimbursements for federal income taxes and reimbursement of expenses incurred at the corporate level for the subsidiaries.  These funds are used to pay stockholder dividends, principal and interest on debt, corporate administrative expenses, federal income taxes, and for funding investments in the subsidiaries. The Company maintains minimal liquidity in order to maximize liquidity within the insurance subsidiaries in order to support ongoing insurance operations. The Company has no separate source of revenue other than dividends and fees from the insurance subsidiaries. Also, dividends from the insurance subsidiaries are subject to regulatory restrictions and, therefore, are limited depending on capital levels and earnings of the subsidiaries.

Our P&C segment is the primary source of dividends to the holding company. Due to a combination of growth opportunities and continued risk of capital exposure to weather related events, management is maintaining a conservative stance with regard to paying of dividends to the holding company. Strengthening capital levels in the insurance subsidiaries remains a priority.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in Our 2013 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2014 is statutorily limited to $1,463,000 in the life insurance subsidiary and $2,632,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with previous adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $1,000,000 in dividends from its subsidiaries during the nine months ended September 30, 2014.

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

We have taken and will continue to take corrective action as necessary to improve our capital position. Over the past decade we have experienced a significant reduction in equity capital due to the adverse effects of six major hurricanes, the financial market meltdown in 2008, continued historically low interest rates, an unprecedented tornado outbreak in April of 2011 and the Mobile Attic litigation. While we are experiencing improvement and have put some major obstacles behind us, we are in a position where we believe it necessary to continue to increase retained capital and reduce debt levels in the near term in order to put our Company in the best position to be successful moving forward. In order to maintain and improve our capital position, we will continue to monitor our dividend policy on a quarterly basis. As has been stated previously, should we encounter a significant adverse capital event, such as a major hurricane, we could take action which could include the suspension of shareholder dividends. Due to various factors discussed herein, we must remain flexible in our dividend policy until we sufficiently increase capital and reduce debt levels.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4.8 million. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its September 30, 2014 value, the fair value of the Company's common stock investments would decrease by approximately $480,000.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 4 in the consolidated financial statements present additional disclosures concerning fair values of Financial Assets and Financial Liabilities and are incorporated by reference herein.

The Company limits the extent of its market risk by purchasing securities that are backed by entities considered to be financially stable, the majority of the assets are issued by U.S. government sponsored entities or corporate entities with debt considered to be "investment grade". Also, the majority of all of the subsidiaries' CMO's are Planned Amortization Class (PAC) bonds. PAC bonds are typically the lowest risk CMO's, and provide greater cash flow predictability. Such securities with reduced risk typically have a lower yield, but higher liquidity, than higher-risk mortgage backed bonds. To reduce the risk of losing principal should prepayments exceed expectations, the Company does not purchase mortgage backed securities at significant premiums over par value.

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

As for shifts in investment allocations, the Company has used improved cash flows from insurance operations to increase allocations to corporate and US Government bonds.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine month period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.  Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended September 30, 2014:

Date of Report	Date Filed	Description

July 25, 2014	August 4, 2014	Item 8.01 - announcement of quarterly dividend.

August 13, 2014	August 13, 2014	Press release, dated August 13, 2014, issued by The National Security Group, Inc.

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

Date: November 13, 2014