Form 10-K
period 2014-12-31
NATIONAL SECURITY GROUP INC
filed 2015-03-20
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal Period Ended December 31, 2014

or

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $18,699,199

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 20, 2015

Common Stock $1.00 par value	2,507,452 shares

THE NATIONAL SECURITY GROUP, INC.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Definitive proxy statement for the 2015 Annual Meeting of Stockholders to be held May 22, 2015 is incorporated by reference into Part III of this report. The proxy statement will be filed no later than 120 days from December 31, 2014.

2.	Current Report on Form 8-K for event occurring on February 26, 2015 is incorporated into Part IV of this report.

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

The property and casualty subsidiaries of the Company, National Security Fire and Casualty (NSFC), and Omega One Insurance Company (Omega), primarily write personal lines dwelling coverage including dwelling fire and windstorm, homeowners and mobile homeowners lines of insurance in ten states. Property and casualty insurance is the most significant industry segment, accounting for 88.7% of total premium revenues.

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

The following table indicates allocation percentages of direct written premium by state for the two years ended December 31, 2014 and 2013:

State	Percent of Direct Written Premium
	2014		2013
Alabama	$17,244,000	29.26%	$16,811,000	30.20%
Arkansas	2,657,000	4.51%	2,730,000	4.90%
Florida	—	—%	(14,000)	(0.02)%
Georgia	6,488,000	11.01%	5,819,000	10.46%
Louisiana	7,312,000	12.41%	7,643,000	13.73%
Mississippi	10,751,000	18.24%	10,199,000	18.32%
Missouri	—	—%	—	—%
Oklahoma	4,812,000	8.17%	3,070,000	5.52%
South Carolina	6,236,000	10.58%	6,178,000	11.10%
Tennessee	3,426,000	5.82%	3,217,000	5.78%
Texas	—	—%	6,000	0.01%
	$58,926,000	100.00%	$55,659,000	100.00%
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

The following table sets forth the premiums earned and pretax income during the periods reported for the property and casualty insurance segment (dollars in thousands):

	Year Ended December 31,
	2014	2013
Net premiums earned:
Fire, allied lines and homeowners	$50,202	$45,417
Other	77	358
Total net earned premium	$50,279	$45,775
Income before taxes	$11,527	$6,266

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

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2014 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate. Due to the relatively short tail nature of the property and casualty subsidiaries' claim liabilities, the Company does not discount loss reserves for the time value of money. Dollar amounts are in thousands.

Gross unpaid losses per		2004	2005	2006	2007	2008	2009	2010	2011	2012	2013		2014
Consolidated Balance Sheet		$13,094	$19,511	$12,498	$11,973	$14,436	$12,646	$13,184	$14,386	$11,214	$8,734		$8,321
Ceded reserves		(2,611)	(8,560)	(1,783)	(555)	(2,421)	(549)	(1,329)	(2,381)	(1,229)	(782)		(839)
Net unpaid losses		$10,483	$10,951	$10,715	$11,418	$12,015	$12,097	$11,855	$12,005	$9,985	$7,952		$7,482
Cumulative net payments:	1 year later	$5,584	$7,384	$6,438	$4,797	$5,636	$5,349	$5,738	$4,035	$4,827	$2,900	5,567
	2 years later	7,006	9,063	8,103	6,496	6,350	6,305	7,239	5,346	6,670		6,765
	3 years later	7,521	10,198	9,652	6,767	6,725	6,764	7,841	6,483			7,038
	4 years later	7,811	11,439	10,094	6,976	6,980	7,244	8,382				7,274
	5 years later	8,018	11,763	10,360	7,202	7,295	7,701					7,351
	6 years later	8,006	11,900	10,662	7,213	7,390						7,390
	7 years later	8,024	12,012	10,810	7,156							7,398
	8 years later	8,056	12,141	10,015								7,400
	9 years later	8,050	11,345									7,419
	10 years later	8,010										7,419
Net Liability re-estimated:	1 year later	9,042	11,844	11,817	9,046	9,438	8,621	11,443	9,606	9,354	6,698
	2 years later	9,118	11,827	11,061	8,739	7,916	8,869	11,064	8,439	9,360
	3 years later	8,669	12,161	11,121	7,739	8,179	9,033	9,725	8,500
	4 years later	8,404	12,337	10,792	7,792	8,514	8,418	9,178
	5 years later	8,274	12,178	11,089	8,010	7,855	8,064
	6 years later	8,135	12,372	11,413	7,636	7,641
	7 years later	8,184	12,699	11,175	7,577
	8 years later	8,093	12,451	10,236
	9 years later	8,070	11,522
	10 years later	8,010
Net cumulative redundancy (deficiency)		$2,473	$(571)	$479	$3,841	$4,374	$4,033	$2,677	$3,505	$625	$1,254

Our reported results, financial position and liquidity could be affected by changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

	For The Years Ended December 31,
	2014		2013
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
*Loss and LAE reserves are in thousands
(10.0)%	$7,489	1.95%	$7,861	2.61%
(7.5)%	7,697	1.46%	8,079	1.96%
(5.0)%	7,905	0.97%	8,297	1.31%
(2.5)%	8,113	0.49%	8,516	0.65%
Reported	8,321	—%	8,734	—%
2.5%	8,529	(0.49)%	8,952	(0.65)%
5.0%	8,737	(0.97)%	9,171	(1.31)%
7.5%	8,945	(1.46)%	9,389	(1.96)%
10.0%	9,153	(1.95)%	9,607	(2.61)%

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

The following table indicates NSIC's percentage of direct premiums collected by state for the two years ended December 31, 2014 and 2013:

State	Percentage of Total Direct Premiums
	2014		2013
Alabama	$3,827,000	58.63%	$3,923,000	58.75%
Florida	74,000	1.14%	71,000	1.07%
Georgia	1,352,000	20.71%	1,361,000	20.38%
Mississippi	672,000	10.30%	699,000	10.47%
South Carolina	418,000	6.40%	446,000	6.68%
Tennessee	9,000	0.14%	1,000	0.01%
Texas	175,000	2.68%	176,000	2.64%
	$6,527,000	100.00%	$6,677,000	100.00%
NSIC has two primary methods of distribution of insurance products: independent agents and home service (career) agents.  The independent agent distribution method accounts for 62.6% of total premium revenue in the life insurance segment. Approximately 200 of the Company's independent agents produced new business during 2014. The home service distribution method of life insurance products accounts for 30.8% of total premium revenue in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent.  The Company employed four career agents and one regional manager as of December 31, 2014. The remaining 6.6% of premium revenue consists of the following:  a book of business acquired from a state guaranty association in 2000 (1.9%), premium generated through direct sales of school accident insurance (4.1%), and other miscellaneous business serviced directly through the home office (0.6%).

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

The following table displays a schedule of 2014 life segment premium produced by product and distribution method (dollars in thousands):

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$60	$—	$41
Ordinary	1,699	2,709	23
Group Life	—	13	60
A&H Group	—	—	269
A&H Other	254	1,362	37
Total Premium by Distribution Method	$2,013	$4,084	$430
The following table sets forth certain information with respect to the development of the Life Company's business (dollars in thousands):

	Year ended December 31,
	2014	2013
Life insurance in force at end of period:
Ordinary-whole life	$173,000	$169,400
Term life	21,000	21,700
Industrial life	18,000	18,800
	$212,000	$209,900
Life insurance issued:
Ordinary-whole life	$23,500	$26,000
	$23,500	$26,000
Net premiums earned:
Life insurance	$4,483	$4,652
Accident and health insurance	1,891	1,939
	$6,374	$6,591
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

Investments
A significant percentage of the total income for the Company is tied to the performance of its investments. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company. Our investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities. At December 31, 2014, investments comprise 75.6% of total assets, and investment income (including realized gains) comprises almost 6% of total revenues evidencing the significant impact investments can have on financial results. Because the Company's insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The Company's investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

Marketing and Distribution
As mentioned earlier in this report, NSIC products are marketed through a field force of agents who are employees of the Life Company and through a network of independent agents. The Company's use of independent agents is expected to be more cost effective in the long term and has become the fastest growing method of distribution over the past decade. In an effort to boost productivity and better educate agents on the products and services of NSIC, the Life Company marketing team travels throughout our service areas holding training sessions for agents.

NSFC and Omega products are marketed through a network of independent agents and brokers, who are independent contractors and generally maintain relationships with one or more competing insurance companies. NSFC employs field marketing representatives who visit in the offices of our independent agent force regularly to give the agents opportunities for feedback. Our NSFC marketing representatives also host training seminars throughout our service areas. The goal of these seminars is to educate the independent agent sales force about our products and services.

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by NSIC in 2014 averaged approximately 10.8% of premiums and are generally higher for new business production and decline each year at subsequent renewals. Commissions rates paid by NSFC in 2014 averaged approximately 15% of premiums on both new and renewal business. During 2014, one independent agent, accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. The net earned premium from this general agent totaled $6,155,000 or 12.3% of total P&C segment net earned premium. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2014, NSIC employed four career agents and one regional manager. NSIC also had approximately 200 independent agents actively producing new business in seven states. At December 31, 2014, NSFC had contracts with approximately 1,500 independent agencies in eight states.

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

NSFC's primary insurance products are dwelling fire and homeowners, including mobile homeowners. Dwelling fire and homeowners are collectively referred to as the dwelling property line of business. We focus on providing niche insurance products within the markets we serve. We are in the top twenty-five dwelling property insurance carriers in our two largest states, Alabama and Mississippi. However, due to the large concentration of business among the top five carriers, our total market share in the dwelling fire line of business is approximately 2% in Alabama and 1% in

Mississippi. In the homeowners line of business, our market share in both Alabama and Mississippi is less than 1%. The homeowners markets are even more concentrated with the top three homeowners carriers in both Alabama and Mississippi controlling over 50% of the market share.

We have actively sought competitive advantages over the last decade in the area of technological advancement. Over the last ten years, we have replaced our primary policy administration systems in both our property and casualty and life insurance subsidiaries.

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

Regulation
Our insurance subsidiaries are directly regulated by the insurance department in our state of domicile, Alabama. We are subject to the Alabama Insurance Holding Company System Regulatory Act and report to the Alabama Department of Insurance. Consequently, we are subject to periodic examination and regulation under Alabama Insurance Laws. We underwent our latest periodic regulatory examination during 2014 with no material issues noted and no financial adjustments made as a result of the examination.

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

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer's assets, including investments and an insurer's liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company's total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2014, each subsidiary exceeds any levels that would require regulatory actions.

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

Employees
The Company itself has no management or operational employees. Instead, all human resource activities are within the subsidiary National Security Insurance Company. NSIC employed 91 staff members as of December 31, 2014, none of which were represented by a labor union. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with National Security Insurance Company whereby the Company and the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. The Company, through NSIC, is represented by 4 employee agents in Alabama. The Company's property and casualty subsidiaries had approximately 1,500 independent (non-employee) agents producing business at December 31, 2014. We consider our employee relations to be good.

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

During 2014, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2014 and 2013. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2014 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed. This reinsurance structure is expected to remain unchanged in 2015.

The property and casualty subsidiaries utilize our actual in force policy data modeled utilizing two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Based on modeling results utilized in 2014 and 2013, the Company was reinsured at approximately a 250 year event level. While this estimate is subject to some uncertainty and model risk, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

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

Reserve liabilities
NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2014, the total reserves of NSIC (consisting of reserves for accident and health insurance) were approximately $34.4 million. We believe, based on current available information, reserves for future policy benefits are adequate. However, we are currently in a period of persistent low interest rates, and should this period of low rates be sustained over the long term, it can impair our ability to make sufficient returns to cover future policy liabilities. Also, should actual mortality, morbidity, expense or withdrawal assumption differ materially from assumptions, our operating results could be negatively impacted.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2014, the property and casualty subsidiaries had reserves for unpaid claims of approximately $8.3 million, before subtracting unpaid claims due from reinsurers of $839,000, leaving net unpaid claims of $7.5 million. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2014 or 2013. The Company believes, based on current available information, such reserves are adequate to provide for settlement of claims.

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

The Company and its subsidiaries own certain real estate investment properties. The Company owns approximately 211 acres of real estate in Coffee County in Alabama. We also own, through our subsidiary NSFC, approximately 85 acres of undeveloped commercial real estate in Greenville, Alabama. We sell undeveloped lots from this development, and the development has no depreciable improvements. The Company incurred impairment losses totaling $552,000 on investment real estate in 2014.

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

The following table sets forth the high and low sales prices per share, as reported by NASDAQ, during the period indicated:

	Stock Closing Prices
	2014		2013
	High	Low	High	Low
First Quarter	$10.65	$7.95	$8.58	$7.76
Second Quarter	$12.57	$9.70	$8.22	$6.84
Third Quarter	$13.00	$10.53	$7.62	$6.13
Fourth Quarter	$15.25	$12.50	$10.23	$6.04

Shareholders
The number of shareholders of the Company's common stock was approximately 1,200, and the Company had 2,507,452 shares of common stock outstanding on March 20, 2015.

Dividends
The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

	Dividends Per Share
	2014	2013
First Quarter	$0.03	$0.025
Second Quarter	$0.03	$0.025
Third Quarter	$0.03	$0.025
Fourth Quarter	$0.03	$0.025
Discussion regarding dividend restrictions may be found on page 35 of the Managements' Discussion and Analysis as well as in Note 12 of the Consolidated Financial Statements.

The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions. Total shareholder dividends paid in 2014 totaled $300,000.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	159,148
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	159,148

Item 6. Selected Financial Data

Under smaller reporting company rules we are not required to disclose information required under Item 6. However, in order to provide information to our investors, we have elected to provide certain selected financial data.

Five-Year Financial Information (dollars in thousands, except per share)

Selected Financial Data:	2014	2013	2012	2011	2010
Net premiums earned	$56,653	$52,366	$51,815	$56,243	$61,263
Net investment income	3,738	3,746	4,191	4,261	5,089
Net realized investment gains	100	4,439	2,790	669	1,879
Other income	3,816	609	720	919	1,161
Total revenues	$64,307	$61,160	$59,516	$62,092	$69,392
Net income (loss)	$7,616	$5,658	$(6,671)	$(4,956)	$3,265
Net income (loss) per share	$3.04	$2.28	$(2.70)	$(2.01)	$1.32

Total shareholders' equity	$42,757	$33,472	$30,227	$38,015	$43,710
Book value per share	$17.05	$13.42	$12.25	$15.41	$17.72
Dividends per share	$0.12	$0.10	$0.325	$0.550	$0.600
Net change in unrealized capital gains (net of tax)	$2,061	$(2,801)	$(101)	$1,258	$847
Total assets	$144,865	$133,980	$135,716	$132,951	$136,867

Quarterly Information:	Premiums	Investment & Other Income	Realized Investment Gains (Losses)	Claims and Benefit Payments	Net Income (Loss)	Net Income (Loss) Per Share
2014
First Quarter	$13,824	$1,102	$88	$7,864	$999	$0.40
Second Quarter	14,100	2,743	312	9,155	1,934	0.77
Third Quarter	14,374	982	141	7,172	1,797	0.72
Fourth Quarter	14,355	2,727	(441)	6,691	2,886	1.15
	$56,653	$7,554	$100	$30,882	$7,616	$3.04

2013
First Quarter	$12,934	$1,256	$27	$9,551	$(409)	$(0.17)
Second Quarter	13,038	873	1,030	8,260	965	0.39
Third Quarter	13,191	1,209	3,297	7,112	3,339	1.35
Fourth Quarter	13,203	1,017	85	6,223	1,763	0.71
	$52,366	$4,355	$4,439	$31,146	$5,658	$2.28
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the two year period ended December 31, 2014.

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

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in ten states with 50.3% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 89.9% of gross premium revenue in 2014.  Revenue generated from the life segment accounted for 10.1% of gross premium revenue in 2014.

National Security Insurance Company (NSIC) is a life, accident and health insurance company founded in 1947.  The premium revenue produced in NSIC from the traditional life products and accident and health products accounted for 7.1% and 3.0%, respectively, of total gross premium revenue.  All references to NSIC in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations and will compose the life segment of the Company.  NSIC is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

All of our insurance companies have been assigned ratings by A.M. Best Co (Best).  On November 13, 2014, Best affirmed the financial strength rating (FSR) of B++ (Good) and the issuer credit rating (ICR) of "bbb" of NSFC. Best revised the outlook on both of NSFC's ratings from negative to stable. In addition, Best affirmed the FSR of B+(Good) and ICR of "bbb-" of Omega and NSIC. The outlook for all of these ratings is stable. Best also affirmed the ICR of "bb" of the parent holding company, NSEC, with a revised outlook from negative to stable. The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On November 22, 2014, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

The two primary segments in which we report insurance operations are the personal lines property and casualty segment (NSFC) and the life, accident and health insurance segment (NSIC).  Due to Omega producing no earned premium revenue and the fact that Omega is a wholly owned subsidiary of NSFC authorized to underwrite similar lines of business, all references to NSFC in the remainder of this management discussion and analysis will include the insurance operations of both NSFC and Omega.  Our income is principally derived from net underwriting profits and investment income.  Net underwriting profit is principally derived from earned premiums received less claims paid, sales commissions to agents, costs of underwriting and insurance taxes and fees.  Investment income includes interest and dividend income and gains and losses on investment holdings.

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

Overview-Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Net Income:
For the year ended December 31, 2014, the Company had net income of $7,616,000, $3.04 per share, compared to net income of $5,658,000, $2.28 per share, for the same period in 2013, a year over year increase of $1,958,000. Results for 2014 were reflective of very good full year results from insurance operations coupled with a gain on company owned life insurance of $3,256,000. Results for 2013 were positively impacted by capital gains, which primarily consisted of a gain on sale of a timber property investment, and strong results in the second half of the year in our insurance operations.

Financial results for the year ended December 31, 2014 and 2013 were as follows:

Consolidated Financial Summary	Year ended December 31,
(dollars in thousands)	2014	2013
Gross premiums written	$65,453	$62,336
Net premiums written	$58,204	$53,808
Net premiums earned	$56,653	$52,366
Net investment income	3,738	3,746
Net realized investment (losses) gains	100	4,439
Gain on company owned life insurance	3,256	—
Other income	560	609
Total Revenues	64,307	61,160
Policyholder benefits and settlement expenses	30,882	31,146
Amortization of deferred policy acquisition costs	3,590	3,613
Commissions	7,459	7,103
General and administrative expenses	9,343	8,443
Taxes, licenses and fees	2,137	1,846
Interest expense	1,521	1,686
Total Benefits, Losses and Expenses	54,932	53,837
Income Before Income Taxes	9,375	7,323
Income tax expense	1,759	1,665
Net Income	$7,616	$5,658
Income Per Common Share	$3.04	$2.28
Reconciliation of Net Income to non-GAAP Measurement
Net income	$7,616	$5,658
Income tax expense	1,759	1,665
Realized investment losses (gains), net	(100)	(4,439)
Gain on company owned life insurance	(3,256)	—
Pretax Income From Insurance Operations	$6,019	$2,884
Premium Revenue:
For the year ended December 31, 2014, gross written premium was up 5% compared to the same period in 2013. The reason for the increase was year over year growth in written premium in our property and casualty segment.

For the year ended December 31, 2014, net premium written was up 8.2% compared to 2013. Year over year growth in property and casualty segment gross premiums written of 5%, coupled with a reduction in catastrophe reinsurance cost of 15.3% were the factors contributing to the increase in net premium written and earned.

Pretax income from insurance operations:
A primary non-GAAP financial measure used by management is pretax income from insurance operations. This measure consists of net income before income taxes adjusted for realized investment gains and losses and gain on company owned life insurance. This measure provides a means of comparing the results of our core insurance operations without the impact of items that are more unpredictable and less consistent from year to year. A reconciliation of pretax income from insurance operations is presented in the table above.

For the year ended December 31, 2014, pretax income from insurance operations was $6,019,000 compared to $2,884,000 for the same period in 2013, an increase of $3,135,000. The primary factor contributing to an increase in pretax income from insurance operations was a significant improvement in the loss ratio of policyholder benefits as a percent of premium earned. Policyholder benefits were 54.5% of premium revenue in 2014 compared to 59.5% in 2013, a reduction of five percentage points. This reduction in incurred losses was primarily driven by reduced wind related property losses, a calmer spring storm season and a second consecutive year of no hurricane related losses.

Overview - Balance Sheet highlights at December 31, 2014 compared to December 31, 2013

Selected Balance Sheet Highlights	12/31/2014	12/31/2013
(dollars in thousands)
Invested Assets	$109,549	$100,050
Cash	$6,426	$4,987
Total Assets	$144,865	$133,980
Policy Liabilities	$74,115	$71,671
Total Debt	$19,572	$22,755
Accumulated Other Comprehensive Income	$2,772	$936
Shareholders' Equity	$42,757	$33,472
Book Value Per Share	$17.05	$13.42

Invested Assets:
Invested assets as of December 31, 2014 were $109,549,000 up $9,499,000, or 9.5%, compared to December 31, 2013. This increase in invested assets was primarily due to the the investment of positive cash flow from insurance operations coupled with increases in market values of available for sale securities. The increase in market value of available for sale securities also contributed to the increase in accumulated other comprehensive income to $2,772,000 as of December 31, 2014, up $1,836,000 compared to December 31, 2013.

Cash:
The Company, primarily through its insurance subsidiaries, had $6,426,000 in cash and cash equivalents at December 31, 2014, compared to $4,987,000 at December 31, 2013. Significantly improved performance in our insurance operations for the year ended December 31, 2014, coupled with year over year growth in premium revenue, contributed to $11,867,000 in positive cash flow from operations for the year compared to cash provided by operations the same period in the prior year totaling $2,659,000. Cash flows from operations in the prior year were negatively impacted by insured losses from spring storms incurred during the first quarter.

Total Assets:
Total assets as of December 31, 2014 were $144,865,000 compared to $133,980,000 at December 31, 2013. The increase in invested assets and cash during 2014 were the primary contributors to the increase in total assets.

Debt Outstanding:
Total debt at December 31, 2014 was $19,572,000 compared to $22,755,000 at December 31, 2013. Debt was reduced $3,183,000 during the year in 2014. A significant improvement in profitability strengthened the capital position of the insurance subsidiaries, allowing the Company to reduce outstanding debt by 14%.

Shareholders' Equity:
Shareholders' equity as of December 31, 2014 was $42,757,000 up $9,285,000 compared to December 31, 2013 Shareholders' equity of $33,472,000. Book value per share was $17.05 per share at December 31, 2014 compared to $13.42 per share at December 31, 2013, an increase of $3.63. The primary factors contributing to the increase in Shareholders' equity were net income of $7,616,000 and other comprehensive income of $1,836,000. The increase in other comprehensive income was primarily driven by the declining interest rate environment, which increased the market value of our investments in fixed income securities, and an increase in value of our equity investments.

Industry Segment Data
Premium revenues for The National Security Group's two operating segments (Life segment, Property and Casualty segment) are summarized as follows (amounts in thousands):

(dollars in thousands)	2014	%	2013	%
Life, accident and health insurance	6,374	11.3%	6,591	12.6%
Property and casualty insurance	50,279	88.7%	45,775	87.4%
	$56,653	100.0%	$52,366	100.0%
The property and casualty segment composed 88.7% of total premium revenue in 2014 compared to 87.4% in 2013. The P&C segment is primarily composed of dwelling fire and homeowners lines of business. The life segment composed 11.3% of premium revenue in 2014 compared to 12.6% in 2013 with revenue produced primarily from life, accident and supplemental health insurance products. While reading this discussion regarding segment information, reference is made to Note 15 to the Consolidated Financial Statements which provides additional segment related information.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses and interest expense) associated with the insurance holding company.

Life and Accident and Health Insurance Operations:
From a revenue standpoint, our life segment is the smaller of our insurance segments contributing 11.3% of total insurance premium revenue in 2014 and 12.6% in 2013. Premium revenues and operating income for the life segment for the year ended December 31, 2014 and 2013 are summarized below (amounts in thousands):

(dollars in thousands)	2014	2013
REVENUE
Net premiums earned	$6,374	$6,591
Net investment income	1,925	2,032
Net realized investment gains	455	111
Other income	10	5
Total Revenues	8,764	8,739
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	5,403	4,927
Amortization of deferred policy acquisition costs	1,025	1,037
Commissions	356	425
General and administrative expenses	1,893	2,034
Insurance taxes, licenses and fees	311	232
Interest expense	66	77
Total Expenses	9,054	8,732
INCOME BEFORE INCOME TAXES	$(290)	$7

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013:
Net premium revenue in NSIC was $6,374,000 at December 31, 2014 compared to $6,591,000 for the same period in 2013; a decrease of 3.3%.  The $271,000 decrease in net premium revenue was primarily due to a decline in new business production in both the traditional life and supplemental accident and health insurance products offered in NSIC.

While NSIC composes only 11.3% of premium revenue, the segment makes up 39% of consolidated assets. The majority of these assets consist of fixed income investments. Due to the continued low interest rate environment, net investment income was down 5.3% at $1,925,000 for the year ended December 31, 2014 compared to $2,032,000 for the same period last year. Management believes the portfolio is well positioned to take advantage of a rising rate environment; however, continued low interest rates could lead to continued moderate declines in interest income.

NSIC ended 2014 with net realized investment gains of $455,000 compared to $111,000 for the same period in 2013. Realized investment gains are highly dependent on several factors including market conditions, tax position and liquidity needs of the Company and can vary significantly from period to period. The primary source of realized investment gains in both 2014 and 2013, were gains from the sale of fixed income and equity investments.

Claims were $5,403,000 through December 31, 2014 compared to $4,927,000 through December 31, 2013; an increase of $476,000. NSIC incurred an increase in both ordinary life and individual accident related claims in 2014.

Deferred policy acquisition cost amortization and commission expenses decreased $81,000 for the year ended December 31, 2014 at $1,381,000 compared to $1,462,000 for the same period in 2013; a decline of 5.5%. The decline in commission expense was associated with the corresponding decrease in premium revenue of 3.3%.

General and administrative expenses were $1,893,000 in 2014 compared to $2,034,000 in 2013. Reduction of general and administrative expenses in NSIC is currently a major focus of management. Historically, general and administrative expenses in our life segment have run higher than industry averages due to the small size of the subsidiary. This disadvantage coupled with the persistent low interest rate environment has eroded earnings in the life segment. In the second half of 2014, management began the process of implementing significant operational changes that included the consolidation of P&C and life segment operations. This consolidation process is ongoing but is expected to continue to contribute to reductions in NSIC's general and administrative expenses as employees become cross trained and operational areas become more streamlined.

For the year ended December 31, 2014 and 2013, insurance taxes, licenses and fees were $311,000 and $232,000, respectively. As a percent of earned premium, insurance taxes, licenses and fees were 4.9% in 2014 and 3.5% in 2013. The primary reason for the increase in 2014 taxes, licenses and fees compared to 2013 were fees paid related to our periodic Alabama Department of Insurance examination which took place over most of the year in 2014.

For the year ended December 31, 2014, the life segment had a pretax loss of $290,000 compared to pretax income of $7,000 for the same period in 2013. The increase in claims related expenses coupled with the reduction in investment income were the primary contributors to the decline in pretax income.

Property & Casualty Operations:
Property and casualty operations constitute our largest segment composing 88.7% and 87.4% of our total consolidated premium revenue in 2014 and 2013, respectively. Premium revenues and operating income for the P&C segment for the year ended December 31, 2014 and 2013 are summarized below:

(dollars in thousands)	2014	2013
REVENUE
Net premiums earned	$50,279	$45,775
Net investment income	1,737	1,637
Net realized investment gains	(356)	1,020
Gain on company owned life insurance	3,256	—
Other income	550	604
Total Revenues	55,466	49,036
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	25,479	26,219
Amortization of deferred policy acquisition costs	2,565	2,576
Commissions	7,103	6,678
General and administrative expenses	6,966	5,683
Insurance taxes, licenses and fees	1,826	1,614
Total Expenses	43,939	42,770

INCOME BEFORE INCOME TAXES	$11,527	$6,266

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013:

Premium revenue in the P&C segment is primarily driven by our dwelling fire and homeowner lines of business. The following table provides premiums earned by line of business:

(dollars in thousands)	2014		2013
Line of Business	Premium Earned	% of NPE	Premium Earned	% of NPE	2014 Increase (Decrease) over 2013
Dwelling Fire/Allied Lines	33,787	67.2%	30,895	67.5%	9.4%
Homeowners	23,669	47.1%	22,830	49.9%	3.7%
Ocean Marine	—	—%	524	1.1%	(100.0)%
Catastrophe Reinsurance Premium	(7,177)	(14.3)%	(8,474)	(18.5)%	(15.3)%
Net Premium Earned	$50,279	100.0%	$45,775	100.0%	9.8%

Property and casualty segment net premium earned for 2014 was $50,279,000 compared to $45,775,000 for the same period in 2013. The primary reason for the increase in 2014 compared to 2013 was a 9.4% increase in gross premium revenue in our dwelling fire program as well as a 3.7% increase in gross premium revenue in our homeowners program. A reduction in catastrophe reinsurance cost (ceded premium) of 15.3% also contributed significantly to our 9.8% increase in net premium earned.

The reduction in ceded catastrophe reinsurance cost contributed significantly to the improvement in underwriting margins in our property and casualty segment. The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. Our catastrophe retention remained unchanged at $4 million and we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million after exceeding the retention. Our catastrophe reinsurance also covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million. It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple smaller catastrophe events that individually may not exceed our $4 million retention.

Under the catastrophe reinsurance program in 2014, the Company retained the first $4,000,000 in losses from each event.  Reinsurance coverage for 2014 was maintained in four layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $6,000,000 in excess of $4,000,000
Second Layer	100% of $7,500,000 in excess of $10,000,000
Third Layer	100% of $25,000,000 in excess of $17,500,000
Fourth Layer	100% of $30,000,000 in excess of $42,500,000

Additional details regarding the structure of our 2014 catastrophe reinsurance program can be found in Note 10 to the Consolidated Financial Statements.

Net investment income totaled $1,737,000 in 2014 compared to $1,637,000 in 2013; an increase of $100,000. Despite a persistent low interest rate environment, investment income increased. The higher net investment income in 2014 was primarily due to an increase in invested assets generated by positive cash flow from property and casualty insurance operations.

The P&C segment ended 2014 with a realized capital loss totaling $356,000 compared to realized capital gains of $1,020,000 for the same period in 2013. The primary reason for the realized capital loss in 2014 was a $552,000 write-down associated with a real estate investment. Realized capital gains in 2013 primarily consisted of a gain on sale of a timber property investment. The decrease in realized capital gains was also associated with a decline in selling activity during 2014 compared to 2013. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year. The P&C segment was not impacted by the write-down of other-than-temporary impairments of fixed income or equity investments in 2014 or 2013.

Other income was $550,000 in 2014 compared to $604,000 for the same period in 2013; a $54,000 decrease. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percent of net earned premium other income was 1.1% in 2014 compared to 1.3% in 2013.

Gain on company owned life insurance consists of proceeds in excess of cash surrender value on life insurance contracts. The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000 (including accumulated cash surrender value). The Company's original investment in company owned life insurance was $5,000,000 made in 2006 and 2007. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies with cash values ultimately returned tax free in the form of death benefits. The Company pays all premium and is the owner and principal beneficiary of these policies. The life insurance contracts are carried on the Consolidated Balance Sheet at their cash surrender value on the balance sheet date. Cash surrender value at December 31, 2014 and December 31, 2013 was $5,513,000 and $5,858,000, respectively. Changes in cash surrender values are included in income in the current period. The change in surrender value included in earnings for the periods ended December 31, 2014 and 2013 was an increase of $68,000 and a decline of $73,000, respectively. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy and proceeds in excess of cash surrender value are recognized as a gain on company owned life insurance. Gains on COLI in excess of cash surrender value of $3,256,000 were recognized in income in 2014. There were no gains on COLI recognized in income in 2013.

Policyholder benefits and settlement expenses in the property and casualty segment were $25,479,000 in 2014 compared to $26,219,000 for the same period in 2013; a decrease of $740,000 or 2.8%. The primary reason for the decrease was a reduction in reported losses and loss adjustment expenses (LAE) from non-catastrophe wind and hail claims as well as a decline in losses and LAE reported from cat event claims in 2014 compared to 2013.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the year ended December 31, 2014 and 2013 (dollars in thousands):

For the year ended December 31, 2014			For the year ended December 31, 2013
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 32 (Jan 5-8)	$4	2	Cat 91 (Jan 29-31)	$350	85
Cat 34 (Feb 11-14)	593	343	Cat 92 (Feb 24-25)	186	63
Cat 37 (Mar 27-29)	13	5	Cat 93 (Mar 18-19)	3,054	915
Cat 40 (Apr 27-May1)	1,728	382	Cat 94 (Mar 29-31)	69	20
Cat 43 (May 18-23)	232	89	Cat 95 (Apr 1-3)	43	10
Cat 45 (Jun 3-5)	33	14	Cat 99 (Apr 26-28)	80	19
Cat 58 (Oct 12-14)	25	7	Cat 14 (May 18-22)	336	85
			Cat 15 (May 28-31)	178	56
			Cat 17 (Jun 12-14)	48	22
			Cat 22 (Jul 23-24)	21	6
Total Cat losses	$2,628	842	Total Cat losses	$4,365	1,281

Non-cat wind & hail	$5,902	2,062	Non-cat wind & hail	$6,024	2,250

Non-catastrophe wind and hail claims reported in 2014 totaled $5,902,000 compared to non-catastrophe wind and hail claims reported in 2013 totaling $6,024,000; a decline of $122,000 or 2.0%. During 2014, the P&C segment had 2,062 non-cat wind and hail claims reported (an average of $2,900 per claim) compared to 2,250 claims reported during 2013 (an average of $2,700 per claim). Non-cat wind and hail claims reported during 2014 accounted for 23.2% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during 2013 accounted for 23% of total P&C segment incurred losses and LAE in 2013.

During 2014, the P&C segment had reported losses and LAE from seven catastrophe events totaling $2,628,000 from 842 claims compared to reported losses and LAE from ten cat events totaling $4,365,000 from 1,281 claims in 2013. During 2014, the spring storm season was relatively quiet leading to fewer storm related losses and loss adjustment expenses compared to the same period in 2013. In addition, 2014 was the second consecutive year of no hurricane related losses. All catastrophe events in 2014 and 2013 were below our catastrophe reinsurance retention of $4 million so no losses were recovered through our catastrophe reinsurance program during these loss years.

While overall policyholder benefit payments were down in the property and casualty segment due to fewer wind related losses, fire losses reported in 2014 were up $1,297,000 or 10.8% compared to fire losses reported during 2013. The P&C segment had 535 fire losses reported in 2014 totaling $13,299,000 compared to 518 claims reported in 2013 totaling $12,002,000. The average cost per claim was $24,900 for fire losses reported in 2014 compared to $23,200 for fire losses reported in 2013. Many factors can impact the frequency and severity of fire losses, but the primary factor we observe is the duration of cold weather in our coverage areas. House fires tend to be more frequent in winter months due to the use of supplemental heat sources.

Deferred policy acquisition costs totaled $2,565,000 in 2014 compared to $2,576,000 in 2013. Deferred policy acquisition costs were comparable at 5.1% of premium revenue for 2014; down 0.5 percentage points compared to 5.6% of premium revenue for the same period in 2013. Deferred policy acquisition costs consist of amortization of previously capitalized distribution costs, primarily commissions.

Commission expense for 2014 was $7,103,000 (14.1% of premium revenue) compared to $6,678,000 (14.6% of premium revenue) for the same period in 2013. The primary reason for the $425,000 or 6.4% increase in commission expense during 2014 compared to 2013 was a 5.9% increase in gross written premium.

General and administrative expenses in the property and casualty segment totaled $6,966,000 in 2014 compared to $5,683,000 in 2013. General and administrative expenses tend to correlate with the change in premium revenue. General expenses were 13.9% of premium revenue in 2014 compared to 12.4% in 2013. The moderate increase in general expenses in 2014 compared to 2013 was primarily related to costs associated with an ongoing rate optimization project and an increase in incentive compensation associated with the improved financial results of the Company.

Insurance taxes, licenses and fees were $1,826,000 through December 31, 2014 compared to $1,614,000 for the same period in 2013. Insurance taxes, licenses and fees were up slightly at 3.6% of premium revenue in 2014 compared to 3.5% in 2013. The primary reason for the increase in 2014 compared to 2013 were fees paid related to our recent Alabama Department of Insurance examination which took place over most of the year in 2014.

The P&C segment ended 2014 with pretax net income of $11,527,000 compared to pretax income of $6,266,000 for the same period in 2013. The $5,261,000 increase in pretax income was primarily due to the reduction in catastrophe related claims, improvement in underwriting margins and the gain on COLI.

Property & Casualty Combined Ratio:
A measure used to analyze a property/casualty insurer's underwriting performance is the combined ratio. It is the sum of two ratios:

•	The loss and loss expense ratio, which measures losses and loss adjustment expenses incurred as a percentage of premium revenue.

•
The underwriting expense ratio, which measures underwriting expenses incurred (e.g., agents' commissions, premium taxes, and other administrative underwriting expenses) as a percentage of premium revenue.

The results of these ratios for the past two years were as follows:

	2014	2013
Loss and LAE Ratio	50.68%	57.28%
Underwriting Expense Ratio	36.71%	36.15%
Combined Ratio	87.39%	93.43%
Maintaining a combined ratio below 100%, which indicates that the company is making an underwriting profit, depends upon many factors including hurricane activity in the Gulf of Mexico and the southern Atlantic coast, strict underwriting of risks, catastrophe reinsurance costs and the ability to obtain adequate and timely premium rates. A major hurricane hitting the coast of Alabama, Georgia, South Carolina, Mississippi or Louisiana could cause the combined ratio to fluctuate materially from year to year. The property and casualty subsidiaries maintain catastrophe reinsurance to minimize the effect of a major catastrophe; however, the geography of our coverage area, frequency of smaller catastrophe events and prohibitive cost of maintaining lower catastrophe deductibles prevents us from further mitigating hurricane risks.

During 2014, the P&C segment experienced a decrease of six percentage points in the combined ratio compared to 2013. The primary reason for the decrease was a $4,504,000 increase in net premium earned coupled with a $740,000 decline in claims in 2014 compared to 2013. Reported non-catastrophe wind and hail related claims added 11.7 percentage points to the 2014 loss ratio and 13.2 percentage points to the 2013 loss ratio. Catastrophe events increased the loss ratio by 5.2 percentage points in 2014 compared to 9.5 percentage points in 2013. While catastrophe events are unpredictable and beyond the control of management, measures have been taken to improve underwriting results in the P&C segment. Management also continues to evaluate rate adequacy, exposure concentrations and risk management strategies in order to further improve underwriting profitability and reduce earnings volatility.

Non-insurance Operations:
The non-insurance operations of the Company consist of our parent company, The National Security Group, Inc. (NSG). The National Security Group has no material sources of revenue and relies on dividends and management service fees from our insurance subsidiaries to pay expenses. Dividends from subsidiaries are subject to insurance department approval and are subject to statutory restrictions. Subsidiary dividends are eliminated upon consolidation of the subsidiaries in the audited financial statements included herein. Revenues and expense for non-insurance operations for the year ended December 31, 2014 and 2013 are summarized below (amounts in thousands):

(dollars in thousands)	2014	2013
REVENUE
Net investment income	$76	$77
Net realized investment gains	1	3,308
Total Revenues	77	3,385

BENEFITS AND EXPENSES
General and administrative expenses	484	726
Interest expense	1,455	1,609
Total Expenses	1,939	2,335

INCOME (LOSS) BEFORE INCOME TAXES	$(1,862)	$1,050

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013:
Revenue for non-insurance operations primarily consists of interest on investments. Prior year revenue was significantly higher due to realized capital gain on sale of real estate. In July of 2012, NSG's wholly owned subsidiary National Security Fire and Casualty Company issued an extraordinary dividend of investment real estate, consisting of timber property, to the holding company which allowed NSG to secure a $4,000,000 bank line of credit for the primary purpose of paying final legal fees and making an initial settlement payment associated with the Mobile Attic litigation which was settled in June of 2012. In August of 2013, NSG sold substantially all of its timber property holdings and paid down the line of credit. Realized gains of $3,308,000 on the transaction in the prior year account for the $3,306,000 decline in realized investment gains compared to the prior year.

General and administrative expenses totaled $484,000 in 2014 compared to $726,000 for the same period last year; a 33.3% decline. The expenses of NSG are primarily associated with the public listing of our stock, taxes and fees, and directors' fees. The most significant item impacting the decline in general expenses were declines in interest costs related to deferred compensation plans and legal fees. Total interest expense associated with short-term and long-term borrowings of NSG was $1,455,000 for the period ended December 31, 2014 and $1,609,000 for the same period last year. The decline in interest expense is related to a reduction in debt outstanding.

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

At December 31, 2014, the Company's holdings in debt securities amounted to 82.2% of total investments and 62.1% of total assets. The Company utilizes the ratings of various Nationally Recognized Statistical Rating Organizations when classifying fixed maturity investments by quality rating.

The following is a breakdown of the Company's fixed maturity investments by quality rating:

	% of Total Bond Portfolio
S&P or Equivalent Ratings	2014	2013
AAA/AA+*	41.78%	34.65%
AA	7.92%	3.01%
AA-	3.03%	9.75%
A+	3.26%	4.22%
A	6.56%	6.79%
A-	6.32%	7.86%
BBB+	8.57%	7.94%
BBB	12.20%	10.98%
BBB-	7.64%	11.73%
Below Investment Grade	2.72%	3.07%
*Due to the downgrade of United States Government bonds, AAA and AA+ are presented consolidated for comparability. Most of the securities within this combined category are United States Government and Agency bonds, which are now rated AA+.

There has been no material shift in credit quality except for a moderate increase in securities rated AA+ or better. This increase is primarily due to an increase in investment allocation to government agency securities during 2014.

The amortized cost and aggregate fair values of investments in securities at December 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$37,299	$1,773	$405	$38,667
Trust preferred securities	—	—	—	—
Mortgage backed securities	12,691	214	153	12,752
Private label mortgage backed securities	1,261	38	3	1,296
Obligations of states and political subdivisions	14,919	993	13	15,899
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,854	525	107	18,272
Total fixed maturities	84,024	3,543	681	86,886
Equity securities	2,420	2,745	170	4,995
Total	$86,444	$6,288	$851	$91,881
Held-to-maturity securities:
Mortgage backed securities	$2,818	$69	$—	$2,887
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	290	5	—	295
Total	$3,108	$74	$—	$3,182

December 31, 2013	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$35,831	$1,698		$713	$36,816
Trust preferred securities	538	33		—	571
Mortgage backed securities	7,622	75		557	7,140
Private label mortgage backed securities	2,152	38		4	2,186
Obligations of states and political subdivisions	16,412	524		195	16,741
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	16,519	169		708	15,980
Total fixed maturities	79,074	2,537		2,177	79,434
Equity securities	2,420	2,365	544	411	4,374
Total	$81,494	$4,902		$2,588	$83,808
Held-to-maturity securities:
Mortgage backed securities	$706	$34		$—	$740
Obligations of states and political subdivisions	—	—		—	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	106	7		—	113
Total	$812	$41		$—	$853

As shown in the tables above, the Company experienced an overall increase in fixed income securities in 2014 compared to the portfolio composition at December 31, 2013. Most of the increase within the fixed income portfolio was due to increase in investment in corporate debt securities and US Treasury and agency securities. These increases were partially offset by decreases in non-agency mortgage backed securities. The increase in investments was driven by increased cash flow from operations which provided additional funds to invest.

A number of factors influence portfolio allocation within each of the insurance subsidiaries. Within the property and casualty subsidiaries, due to the relatively short term nature of segment liabilities, fixed income investments tend to be of shorter duration, typically inside of five years on average. Also due to higher levels of potential volatility of policy liabilities (severe weather related losses), a greater emphasis is placed upon overall liquidity of investments. In contrast, within the life insurance subsidiary, policy liabilities tend to be more stable and of significantly longer duration. In order to match the longer duration of liabilities, investments in the life insurance portfolio tend to have longer maturities and higher average book yields. Also, less emphasis is placed upon short term liquidity in the life subsidiary due to more predictable cash needs.

A downside of investing in longer duration securities in the life segment is that the portfolio is exposed to more significant price volatility as market interest rates change. This exposure to sudden interest rate changes can lead to declines in market value of fixed income securities in a rising interest rate environment. Management currently maintains the life insurance portfolio in the intermediate range of 6.0 to guard against the adverse impact of rising rates. However, due to the necessity of matching the duration of liabilities as closely as possible in order to pass regulatory testing, some volatility in market value of the portfolio in a rising rate environment can not be avoided.

At December 31, 2014, 2.72% of total investments in the fixed income portfolio were classified as below investment grade. In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and, where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments. Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2014, the Company realized no other-than-temporary impairments related to fixed maturities or equity securities.

The amortized cost and aggregate fair value of debt securities at December 31, 2014, by contractual maturity, are as follows (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$2,109	$2,119
Due after one year through five years	15,403	16,409
Due after five years through ten years	29,965	30,489
Due after ten years	36,547	37,869
Total	$84,024	$86,886
Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	156	163
Due after five years through ten years	136	149
Due after ten years	2,816	2,870
Total	$3,108	$3,182

As discussed earlier, the majority of our longer duration securities are investments made to match longer duration liabilities in the life segment and are investments in mortgage backed securities, primarily government agency. Due to the amortizing nature and the ability to prepay mortgage backed securities, actual maturities tend to be significantly shorter than contractual maturities.

Investment portfolio income
Investment returns with respect to the investment portfolio for the years ended December 31, 2014 and 2013 follows:

	Year Ended December 31,
	2014	2013
Net investment income	$3,738	$3,746
Average current yield on investments	3.6%	3.7%
Total return on investments	6.6%	3.9%
Net realized gains on investments (before taxes)	$100	$4,439
Change in accumulated net unrealized gains (before income taxes)	$3,124	$(4,243)

Average current yield on investments declined moderately due to the maturity of investments at higher book yields reinvested at current historically low interest rates. In this persistent low interest rate environment, generation of investment income will remain challenging which increases the importance of the generation of underwriting profits.

The total return on investments in 2014 increased significantly compared to 2013. The increase was primarily driven by a decline in market interest rates which led to increases in market value of our fixed income investment holdings. Also, contributing to the increase was a 14.2% increase in equity security investments during the year.

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

Liquidity and capital resources:
Due to regulatory restrictions, the majority of the Company's cash is required to be invested in investment-grade securities to provide protection for policyholders. The liabilities of the property and casualty insurance subsidiaries are of various terms, and therefore, those subsidiaries invest in securities with various effective maturities spread over periods usually not exceeding five years. The liabilities of the life insurance subsidiary are typically of a longer duration, and therefore, a higher percentage of securities in the life insurance subsidiary are invested for periods exceeding 10 years.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of December 31, 2014, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$2,109	$—	$2,109	2.42%
Maturity in 1-5 years	15,403	156	15,559	17.86%
Maturity in 5-10 years	29,965	136	30,101	34.55%
Maturity after 10 years	36,547	2,816	39,363	45.17%
	$84,024	$3,108	$87,132	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,008,000 decline in the market value of fixed income investment. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,028,000 in increases in market value of fixed income investments.

At December 31, 2014, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $42,757,000, up $9,285,000 compared to $33,472,000 at December 31, 2013.  Components of the change in equity were net income of $7,616,000, increase in accumulated unrealized gains on investments of $2,061,000, a net unrealized loss of $225,000 related to interest rate swaps and cash dividends paid totaling $300,000.

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
While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 10.2% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $6,426,000 in cash and cash equivalents at December 31, 2014, compared to $4,987,000 at December 31, 2013. Significantly improved performance in our insurance operations for the period ended December 31, 2014 contributed to the $11,867,000 in cash provided by operations compared to cash provided by operations the same period last year totaling $2,659,000. Cash flows from operations in the prior year were negatively impacted by insured losses from spring storms incurred during the first quarter.

Net cash used in investing activities totaled $7,008,000 for the period ended December 31, 2014, compared to cash provided of $357,000 for the same period last year. At December 31, 2014, invested assets were up $9,500,000, or 9.5% compared to December 31, 2013. This increase was primarily the result of increases in market values of available for sale securities coupled with the reinvestment of proceeds from maturities of investments and the utilization of positive cash flows from operations to increase investment holdings. Cash provided by investing activities in the prior year was primarily related to the sale of investment real estate, the proceeds of which were used to reduce long term debt.

Net cash used in financing activities totaled $3,420,000 for the period ended December 31, 2014, compared to $4,094,000 for the same period last year. During the year ended December 31, 2014, the Company repaid a $700,000 short-term note payable which was renewed with a two-year term. Also during this period, the Company utilized $1,475,000 from long-term lines of credit and repaid $3,958,000 in long-term debt. As of December 31, 2014, a total of $6,000,000 remained outstanding on the note associated with the Mobile Attic settlement with the next installment due in November of 2015. This installment is $857,000 and is included in short-term notes payable. The Company maintains a $1,000,000 operating line of credit which matures in September 2017 as well as a $700,000 line of credit which matures in February of 2016, $500,000 of which was available at December 31, 2014.

The Company had a total of $18,715,000 of long-term debt outstanding as of December 31, 2014, compared to $20,889,000 at December 31, 2013, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note.

The following table reflects the anticipated cash flows associated with our short- and long-term contractual obligations and commitments as of December 31, 2014 (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 1 through 3	Years 4 through 5	More than 5 years
Notes payable	$857	$857	$—	$—	$—
Debt obligations[1]	$18,715	$—	$3,771	$1,714	$13,230
Interest on debt obligations[1]	$14,231	$1,349	$3,630	$1,776	$7,476
Property and casualty claim reserves[2]	$8,321	$5,075	$2,662	$416	$168
Future life insurance obligations[3]	$80,905	$4,567	$12,504	$7,441	$56,393

[1] Long-term debt, consisting of two separate issues of trust preferred securities, a line of credit and the long-term portion of an installment note is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2014 for each issue. Interest on long-term debt is accrued and settled quarterly on the trust preferred securities, monthly on the line of credit and annually on the installment note. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 8, Notes Payable and Long-term Debt, in the notes to Consolidated Financial Statements.

[2] The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated.

[3] Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies inforce at December 31, 2014. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of NSIC’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Contractual obligations reflected in the table above include the issuance of $9,279,000 in subordinated debentures completed on December 15, 2005. The subordinated debentures mature December 15, 2035. It is anticipated that principal payments will not be made before maturity. Also included in long-term debt is the issuance of $3,093,000 in subordinated debentures on June 21, 2007. This issue matures June 15, 2037 and may be prepaid at any time. Also included in long-term debt held by the Company is a line of credit in the amount of $1,000,000 obtained in September 2012. The line of credit had $500,000 drawn at December 31, 2014. In July 2012, the Company executed an installment note in the amount of $13,000,000 to finance the settlement obligation related to the Mobile Attic litigation. As of December 31, 2014, a total of $6,000,000 was outstanding with $857,000 included in short-term notes payable.

In estimating the time interval for payment of property and casualty claim reserves, the Company utilized historical payment patterns. By the nature of the insurance contracts under which these liabilities exist, there can be no certainty that actual payments will fall in the periods indicated above. However, management believes that current liquidity and capital resources are sufficient to pay these obligations as they come due. Also, due to the relatively short-tail nature of the majority of the Company's property and casualty claim liabilities, management can conclude with a reasonable level of confidence that historical patterns indicate that approximately 75% of claim liabilities at the end of a given year are settled within the following two year period.

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

Our P&C segment is the primary source of dividends to the holding company. Due to a combination of growth opportunities and continued risk of capital exposure to weather related events, management is maintaining a conservative stance with regard to paying of dividends to the holding company. Strengthening capital levels in the insurance subsidiaries remains a priority. However, due to very strong operating results in 2014, the P&C segment was able to pay additional dividends to the holding company which was used to prepay long term debt.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2015 is statutorily limited to $1,209,000 in the life insurance subsidiary and $6,591,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with previous adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $2,500,000 in dividends from its subsidiaries during the year ended December 31, 2014.

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

We have taken significant steps to improve our capital position. Over the past decade we have experienced a significant reduction in equity capital due to the adverse effects of six major hurricanes, the financial market meltdown in 2008, continued historically low interest rates, an unprecedented tornado outbreak in April of 2011 and the Mobile Attic litigation. While we are experiencing improvement and have put some major obstacles behind us, we are in a position where we believe it necessary to continue to increase retained capital and reduce debt levels in the near term in order to put our Company in the best position to be successful moving forward. In order to maintain and improve our capital position, we will continue to monitor our dividend policy on a quarterly basis. While significant risk mitigation efforts have been instituted and our capital position is much improved, we continue to caution investors, should we encounter a significant adverse capital event that lead to a year over year reduction in capital, such as a major hurricane, we could take action which could include the suspension of shareholder dividends. Due to various factors discussed herein, we must remain flexible in our dividend policy until we sufficiently increase capital and reduce debt levels. Major strides in both of these areas were made in 2014.

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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group's life/health and property/casualty insurance subsidiaries are all in excess of 4.9 to 1 at December 31, 2014.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $12.9 million and $12.4 million at December 31, 2014 and 2013, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 17.4 and 16.8 at December 31, 2014 and 2013, respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $32.3 million and $26.3 million at December 31, 2014 and 2013, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 4.9 and 4.3 at December 31, 2014 and 2013, respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $9.9 million and $9.0 million at December 31, 2014 and 2013, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 36.1 and 37.7 at December 31, 2014 and 2013, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

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

•	Reinsurance

•	Deferred Policy Acquisition Costs

•	Income Taxes

•	Fair Values of Financial Instruments

•	Claim Liabilities

•	Recognition of Revenue

•	Contingencies

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

NSFC and Omega generally reinsure with third parties any liability in excess of $225,000 on any single policy. During 2014, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2014 and 2013. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2014 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed.

The property and casualty subsidiaries utilize our actual in force policy data modeled utilizing two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Based on modeling results utilized in 2014 and 2013, the Company was reinsured at approximately a 250 year event level. While this estimate is subject to some uncertainty and model risk, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

At December 31, 2014, the estimated reinsurance recoverable recorded was $939,000 compared to $1,501,000 for the same period last year. The Company does not anticipate any issues with collection of the recorded amount. In 2014, catastrophe reinsurance premiums ceded totaled $6,166,000 compared to $7,040,000 ceded in 2013. Catastrophe reinsurance premiums are based on a premium calculation applying the agreed upon rate to the earned premium of the covered lines of business. The decline in ceded premium in 2014 is attributable to a 18% decline in the rate applied. In addition to catastrophe reinsurance, the Company placed reinstatement premium protection (RPP) reinsurance during 2014 and 2013 totaling $1,077,000 and $1,367,000, respectively.

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

At December 31, 2014 and 2013, the Company recorded $8,592,000 and $8,776,000, respectively, as an asset for DAC in the Consolidated Financial Statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, see Note 1 to our Consolidated Financial Statements.

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

At December 31, 2014, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, see Note 7 to our Consolidated Financial Statements.

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

At December 31, 2014 and 2013, the recorded liability for loss and loss adjustment expense was $8,321,000 and $8,734,000, respectively, a $413,000 decrease. The moderate reduction in property and casualty benefit and loss reserves is due to a decline in incurred losses in 2014 compared to prior year. We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 9 to our Consolidated Financial Statements.

Recognition of Revenue
Life insurance premiums are recognized as revenues when due. Property and casualty insurance premiums include direct writings plus reinsurance assumed less reinsurance ceded and are recognized on a pro-rata basis over the terms of the policies. Unearned premiums represent that portion of direct premiums written that are applicable to the unexpired terms of policy contracts in force and is reported as a liability. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers and are reported as an asset.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4.9 million. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its December 31, 2014 value, the fair value of the Company's common stock investments would decrease by approximately $490,000.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 5 in the Consolidated Financial Statements present additional disclosures concerning fair values of Financial Assets and Financial Liabilities and are incorporated by reference herein.

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

8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.
Elba, Alabama

We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended. The National Security Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 8, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Warren Averett, LLC

Birmingham, Alabama
March 20, 2015

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS (In thousands)

	December 31, 2014	December 31, 2013

ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2014 - $3,182; 2013 - $853)	$3,108	$812
Fixed maturities available-for-sale, at estimated fair value (cost: 2014 - $84,024; 2013 - $79,074)	86,886	79,434
Equity securities available-for-sale, at estimated fair value (cost: 2014 - $2,420; 2013 - $2,420)	4,995	4,374
Trading securities	19	19
Mortgage loans on real estate, at cost	210	333
Investment real estate, at book value	3,735	4,218
Policy loans	1,530	1,443
Company owned life insurance	5,513	5,858
Other invested assets	3,553	3,559
Total Investments	109,549	100,050
Cash	6,426	4,987
Accrued investment income	797	817
Policy receivables and agents' balances, net	10,948	10,276
Reinsurance recoverable	939	1,501
Deferred policy acquisition costs	8,592	8,776
Property and equipment, net	2,013	2,077
Accrued income tax recoverable	—	6
Deferred income tax asset, net	3,189	4,654
Other assets	2,412	836
Total Assets	$144,865	$133,980
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$8,321	$8,734
Accident and health benefit and loss reserves	3,017	2,651
Life and annuity benefit and loss reserves	31,418	30,696
Unearned premiums	28,853	27,301
Policy and contract claims	996	842
Other policyholder funds	1,510	1,447
Short-term notes payable and current portion of long-term debt	857	1,866
Long-term debt	18,715	20,889
Accrued income taxes	487	—
Other liabilities	7,934	6,082
Total Liabilities	102,108	100,508
Contingencies
Shareholders' equity
Common stock	2,508	2,495
Additional paid-in capital	5,267	5,147
Accumulated other comprehensive income	2,772	936
Retained earnings	32,210	24,894
Total Shareholders' Equity	42,757	33,472
Total Liabilities and Shareholders' Equity	$144,865	$133,980

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year ended December 31,
	2014	2013
REVENUES
Net premiums earned	$56,653	$52,366
Net investment income	3,738	3,746
Net realized investment gains	100	4,439
Gain on company owned life insurance	3,256	—
Other income	560	609
Total Revenues	64,307	61,160
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	30,882	31,146
Amortization of deferred policy acquisition costs	3,590	3,613
Commissions	7,459	7,103
General and administrative expenses	9,343	8,443
Taxes, licenses and fees	2,137	1,846
Interest expense	1,521	1,686
Total Benefits, Losses and Expenses	54,932	53,837

Income Before Income Taxes	9,375	7,323

INCOME TAX EXPENSE
Current	1,240	92
Deferred	519	1,573
	1,759	1,665

Net Income	$7,616	$5,658

INCOME PER COMMON SHARE BASIC AND DILUTED	$3.04	$2.28

DIVIDENDS DECLARED PER SHARE	$0.12	$0.10

The Notes to Condensed Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2014	2013

Net income	$7,616	$5,658

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $236 and $774 for 2014 and 2013, respectively	2,061	(2,801)
Unrealized gain (loss) on interest rate swap	(225)	412

Other comprehensive income (loss), net of tax	1,836	(2,389)

Comprehensive income	$9,452	$3,269

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2012	$30,227	$19,484	$3,325	$2,467	$4,951

Net income for 2013	5,658	5,658

Other comprehensive loss (net of tax)	(2,389)		(2,389)

Common stock issued	224			28	196

Cash dividends	(248)	(248)

Balance at December 31, 2013	$33,472	$24,894	$936	$2,495	$5,147

Net income for 2014	7,616	7,616

Other comprehensive income (net of tax)	1,836		1,836

Common stock issued	133			13	120

Cash dividends	(300)	(300)

Balance at December 31, 2014	$42,757	$32,210	$2,772	$2,508	$5,267

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year ended December 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$7,616	$5,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	480	703
(Increase) decrease in cash surrender value of company owned life insurance	(68)	73
Net realized gains on investments	(100)	(4,439)
Deferred income taxes	519	1,573
Amortization of deferred policy acquisition costs	3,590	3,613
Changes in assets and liabilities:
Change in accrued investment income	20	(29)
Change in reinsurance recoverable	562	40
Policy acquisition costs deferred	(3,406)	(3,292)
Change in accrued income taxes	493	(302)
Change in net policy liabilities and claims	1,700	(1,422)
Change in other assets/liabilities, net	446	250
Other, net	15	233
Net cash provided by operating activities	11,867	2,659
Cash Flows from Investing Activities
Purchase of:
Held-to-maturity securities	(2,589)	—
Available-for-sale securities	(16,525)	(21,036)
Property and equipment	(324)	(75)
Proceeds from sale or maturities of:
Held-to-maturity securities	296	689
Available-for-sale securities	11,879	15,281
Real estate held for investment	—	4,847
Property and equipment	293	11
Other invested assets, net	(38)	(74)
Net cash used in investing activities	(7,008)	(357)
Cash Flows from Financing Activities
Change in other policyholder funds	63	30
Proceeds from long-term debt	1,475	350
Repayments of long-term debt	(3,958)	(4,800)
Change in short-term notes payable	(700)	574
Dividends paid	(300)	(248)
Net cash used in financing activities	(3,420)	(4,094)
Net change in cash and cash equivalents	1,439	(1,792)
Cash and cash equivalents, beginning of year	4,987	6,779
Cash and cash equivalents, end of year	$6,426	$4,987

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

Concentration of Risk
The Company's property and casualty subsidiaries, composing 90% of consolidated direct written premium, produced business during 2014 in eight states. However, 60% of property and casualty segment direct written premium is generated in the states of Alabama, Mississippi and Louisiana, subjecting the Company to significant geographic concentration. Consequently, adverse weather conditions or changes in the legal, regulatory or economic environment could adversely impact the Company.

The Company's life, accident and health insurance subsidiary, composing approximately 10% of consolidated direct written premium, is licensed in seven states. However, over 79% of life segment direct premium is generated in the states of Alabama and Georgia. Consequently, changes in the legal, regulatory or economic environment in these states could adversely impact the Company.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2014, one agency individually produced greater than 5% of the Company's direct written premium.

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

When a fixed maturity security has a decline in value, where fair value is below amortized cost, an other-than-temporary impairment (OTTI) is triggered in circumstances where:

•	the Company has the intent to sell the security

•	it is more likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis

•	the Company does not expect to recover the entire amortized cost basis of the security

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

Interest on fixed income securities is credited to income as it accrues on the principal amounts outstanding adjusted for amortization of premiums and accretion of discounts computed utilizing the effective interest rate method. Premiums and discounts on mortgage backed securities amortize or accrete using anticipated prepayments with changes in anticipated prepayments accounted for prospectively. The model used to determine anticipated prepayment assumptions for mortgage backed securities uses separate home sale, refinancing, curtailment and pay-off assumptions derived from a variety of industry sources. Mortgage backed security valuations are subject to prospective adjustments in yield due to changes in prepayment assumptions. The utilization of the prospective method will result in a recalculated effective yield that will equate the carrying amount of the investment to the present value of the projected future cash flows. The recalculated yield is used to accrue income on investments for subsequent periods.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans and policy loans are stated at the unpaid principal balance of such loans, net of any related allowance for loan losses.

Investment real estate is reported at cost, less allowances for depreciation computed on the straight-line basis. Investment real estate consists primarily of undeveloped commercial real estate. The Company sold substantially all timber land investments in 2013 with the gain reflected in realized capital gains in the statement of income.

Other investments consist primarily of investments in notes and equity investments in limited liability companies. The Company has no influence or control over the operating or financial policies of the limited liability companies, and consequently, these investments are accounted for using the cost method.

The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000 (including cash surrender value at the time of payment). The Company's original investment in company owned life insurance was $5,000,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at December 31, 2014 and December 31, 2013 was $5,513,000 and $5,858,000, respectively. Changes in cash surrender values are included in income in the current period. The change in surrender value included in earnings for the periods ended December 31, 2014 and 2013 was an increase of $68,000 and a decline of $73,000, respectively. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy and proceeds in excess of cash surrender value are recognized as a gain on company owned life insurance. Gains on COLI in excess of cash surrender value of $3,256,000 were recognized in income in 2014. There were no gains on COLI recognized in income in 2013.

Cash and short-term investments are carried at cost, which approximates market value.

Investments with other-than-temporary impairment in value are written down to estimated realizable values and losses recognized as a component of investments gains and losses in the Statement of Income. The fair value of the investment becomes its new cost basis.

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

Statement of Cash Flows
For purposes of reporting cash flows, cash includes cash-on-hand, demand deposits with banks and overnight investments consisting primarily of repurchase agreements.

Premium Revenue
Life insurance premiums are recognized as revenues when due. Property and casualty insurance premiums include direct writings plus reinsurance assumed less reinsurance ceded and are recognized on a pro-rata basis over the terms of the policies. Unearned premiums represent that portion of direct premiums written that are applicable to the unexpired terms of policy contracts in force and is reported as a liability. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers and are reported as an asset.

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

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2003	7% graded to 6%
2004 - 2012	5.25%
2013 - 2014	4.25%

Mortality assumptions include various percentages of the 1955-60 and 1965-70 Select and Ultimate Basic Male Mortality Table. Withdrawal assumptions are based on the Company's experience.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Claim Liabilities
The liability for unpaid claims represents the estimated liability for claims reported plus claims incurred but not yet reported and the related loss adjustment expenses. The liabilities for claims and related adjustment expenses are determined using case-basis evaluations and statistical analysis and represent estimates of the ultimate net cost of all losses incurred through December 31 of each year. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in the period in which they are determined.

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,501,659 at December 31, 2014 and 2,480,884 at December 31, 2013.

Reinsurance
The Company's insurance operations re-insure certain risks in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. See Note 10 for additional information regarding the Company's reinsurance practices.

Income Taxes
The Company files a consolidated U.S. federal income tax return that includes the holding company and its subsidiaries. The Company is currently subject to a statutory rate of 34%. Tax related interest and penalties are reported as components of income tax expense.

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

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At December 31, 2014, the net amount exceeding FDIC insured limits was $2,878,000 at one financial institution. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At December 31, 2014, the single largest balance due from one agent totaled $554,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At December 31, 2014 and 2013, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2014, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

Accounting Changes Not Yet Adopted
Reporting Discontinued Operations and Disclosure of Disposals of components of an Entity
In April 2014, the FASB issued guidance which modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Also, this update requires additional financial statement disclosures about discontinued operations, as well as disposals of an individually significant component of an entity that do not qualify for discontinued operations presentation. This ASC update is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual and interim periods beginning on or after December 15, 2014 and for all businesses that, on acquisition, are classified as held for sale that also occur within interim and annual periods beginning on or after December 15, 2014. Early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

Revenue from Contracts with Customers
In May 2014, the FASB issued guidance on a comprehensive new revenue recognition standard. This standard will not impact accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. The guidance requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. Although insurance contracts are specifically scoped out of this new guidance, the Company has minor services that may be subject to the new revenue recognition guidance and are still in the process of evaluating the impact, if any, the guidance may have on its consolidated financial statements.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
In June 2014, the FASB issued guidance requiring secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The Company is the counter party to repurchase agreements and as such, the Company does not expect the adoption to have a material impact on its financial position or results of operations.

Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The updated guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013. The Company adopted this standard on January 1, 2014. This guidance did not have a material effect on results of operations or financial position.

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds a passive interest in a limited partnership that is considered to be a Variable Interest Entity (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entity and is not required to consolidate under ASC 810. The entity is a private placement investment fund formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnership. The carrying value of the investment totals $294,000 and is included as a component of Other Invested Assets in the accompanying consolidated balance sheets.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statutory net gains (losses) from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2014	2013
NSIC - including realized capital gains of $455 and $111, respectively	$1,051	$1,427
NSFC - including realized capital gains (losses) of ($477) and $939, respectively	$6,590	$2,389
Omega - including realized capital gains of $120 and $81, respectively	$830	$890
Statutory risk-based adjusted capital:
NSIC - including AVR of $832 and $806, respectively	$12,924	$12,383
NSFC - including investment in Omega of $6,364 and $5,473, respectively	$32,314	$26,317
Omega	$9,864	$8,975

The above amounts exclude allocation of direct expenses of the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 4 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2014 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$37,299	$1,773	$405	$38,667
Mortgage backed securities	12,691	214	153	12,752
Private label mortgage backed securities	1,261	38	3	1,296
Obligations of states and political subdivisions	14,919	993	13	15,899
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,854	525	107	18,272
Total fixed maturities	84,024	3,543	681	86,886
Equity securities	2,420	2,745	170	4,995
Total	$86,444	$6,288	$851	$91,881

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2014 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$2,818	$69	$—	$2,887
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	290	5	—	295
Total	$3,108	$74	$—	$3,182

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

The amortized cost and aggregate fair value of debt securities at December 31, 2014, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$2,109	$2,119
Due after one year through five years	15,403	16,409
Due after five years through ten years	29,965	30,489
Due after ten years	36,547	37,869
Total	$84,024	$86,886

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	156	163
Due after five years through ten years	136	149
Due after ten years	2,816	2,870
Total	$3,108	$3,182

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of securities available-for-sale with unrealized losses as of December 31, 2014, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$6,306	$364	$1,843	$41	$8,149	$405	18
Mortgage backed securities	1,386	4	1,855	149	3,241	153	12
Private label mortgage backed securities	—	—	97	3	97	3	1
Obligations of state and political subdivisions	—	—	651	13	651	13	2
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	1,475	6	3,499	101	4,974	107	10
Equity securities	—	—	1,116	170	1,116	170	1
	$9,167	$374	$9,061	$477	$18,228	$851	44

There were no securities held-to-maturity with unrealized losses as of December 31, 2014.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and less than 2.72% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the years ended December 31, 2014 and 2013, the Company realized no other-than-temporary impairments.

Major categories of investment income are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013
Fixed maturities	$3,428	$3,351
Equity securities	117	137
Mortgage loans on real estate	16	22
Investment real estate	12	8
Policy loans	113	104
Company owned life insurance change in surrender value	68	(73)
Other	265	437
	4,019	3,986
Less: Investment expenses	281	240
Net investment income	$3,738	$3,746
Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013
Fixed maturities	$478	$(95)
Equity securities	—	1,219
Other, principally real estate ($552,000 real estate impairment in 2014)	(378)	3,315
Net realized investment gains	$100	$4,439

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	December 31, 2014	December 31, 2013
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$3,123	$(4,243)
Deferred income tax	(1,062)	1,442
Net change in unrealized appreciation on available-for-sale securities	$2,061	$(2,801)

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$38,667	$—	$38,667	$—
Mortgage backed securities	12,752	—	12,752	—
Private label mortgage backed securities	1,296	—	1,296	—
Obligations of states and political subdivisions	15,899	—	15,899	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,272	18,272	—	—
Trading securities	19	19	—	—
Equity securities available-for-sale	4,995	3,879	—	1,116
Total Financial Assets	$91,900	$22,170	$68,614	$1,116
Financial Liabilities
Interest rate swap	$(1,238)	$—	$—	$(1,238)
Total Financial Liabilities	$(1,238)	$—	$—	$(1,238)

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

As of December 31, 2014, Level 3 fair value measurements of assets include $1,116,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, Level 3 fair value measurements of liabilities include $1,238,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 8.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014 (in thousands):

For the year ended December 31, 2014	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$875	$(897)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	241	(341)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,116	$(1,238)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2014:	$—	$—

For the year ended December 31, 2014, there were no assets or liabilities measured at fair values on a nonrecurring basis.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$36,816	$—	$36,816	$—
Trust preferred securities	571	—	571	—
Mortgage backed securities	7,140	—	7,140	—
Private label mortgage backed securities	2,186	—	2,186	—
Obligations of states and political subdivisions	16,741	—	16,741	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	15,980	15,980	—	—
Trading securities	19	19	—	—
Equity securities available-for-sale	4,374	3,499	—	875
Total Financial Assets	$83,827	$19,498	$63,454	$875
Financial Liabilities
Interest rate swap	$(897)	$—	$—	$(897)
Total Financial Liabilities	$(897)	$—	$—	$(897)

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

Fixed maturities held-to-maturity — the carrying amount is amortized cost; the fair values of the Company’s public fixed maturity securities that are classified as held-to-maturity are generally based on prices obtained from independent pricing services.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2014 and December 31, 2013 are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Held-to-maturity securities	$3,108	$3,182	$812	$853
Mortgage loans	210	210	333	333
Policy loans	1,530	1,530	1,443	1,443
Company owned life insurance	5,513	5,513	5,858	5,858
Other invested assets	3,553	3,553	3,559	3,559

Liabilities and related instruments
Other policyholder funds	1,510	1,510	1,447	1,447
Short-term notes payable and current portion of long-term debt	857	857	1,866	1,866
Long-term debt	18,715	18,715	20,889	20,889

NOTE 6 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	December 31, 2014	December 31, 2013

Building and improvements	$3,367	$3,185
Electronic data processing equipment	1,570	1,822
Furniture and fixtures	606	874
	5,543	5,881
Less accumulated depreciation	3,530	3,804
Property and equipment, net	$2,013	$2,077

Depreciation expense for the year ended December 31, 2014 was $306,000 ($386,000 for the year ended December 31, 2013).

NOTE 7 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2009. Tax returns have been filed through the year 2013.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $3,189,000 at December 31, 2014 and $4,654,000 at December 31, 2013.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of December 31, 2014	As of December 31, 2013
General expenses	$1,371	$1,326
Unearned premiums	1,961	1,855
Claims liabilities	849	700
Litigation settlement	2,040	3,173
AMT credit	1,240	335
NOL carryforward	—	849
Impairment on real estate owned	187	—
Unrealized loss on interest rate swaps	421	305
Deferred tax assets	8,069	8,543

Depreciation	(111)	(119)
Deferred policy acquisition costs	(2,921)	(2,984)
Unrealized gains on securities available-for-sale	(1,848)	(786)
Deferred tax liabilities	(4,880)	(3,889)
Net deferred tax asset	$3,189	$4,654

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013
Deferred policy acquisition costs	$(63)	$(109)
Other-than-temporary impairments	—	164
Impairments on real estate owned	(187)	—
Trading securities	—	(1)
Unearned premiums	(106)	(104)
General expenses	(45)	(115)
Depreciation	(8)	25
Claims liabilities	(149)	(457)
Litigation settlement	1,133	397
AMT credit	(905)	(89)
NOL carryforward	849	1,862

Deferred income tax expense	$519	$1,573

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Year ended December 31,
	2014	2013
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	(1.2)%	(1.7)%
Company owned life insurance	(12.0)%	0.3%
Small life deduction	(3.1)%	(4.0)%
Life reserve tax adjustment	—%	(6.7)%
Other, net	1.1%	0.8%
Effective federal income tax rate	18.8%	22.7%

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus".
The aggregate balance in this account, $2,520,000 at December 31, 2014, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred income tax liability not recognized is approximately $857,000 at December 31, 2014.

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	2014	2013
Line of credit with variable interest rate equal to the Wall Street Journal (WSJ) prime rate, subject to a 5.0% floor; maturity February 2014. Interest payments due quarterly. Unsecured.	$—	$700
Current portion of installment note payable due November 2014 with variable interest rate equal to the WSJ prime rate plus 1%; Unsecured	857	1,166
	$857	$1,866

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of the following as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	2014	2013
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity February 2016. Interest payments due quarterly. Unsecured.	$700	$—

Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	500	350

Long term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long term portion due November 2015. Unsecured.	5,143	8,167

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,279	9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$18,715	$20,889

Annual maturities of all outstanding debt for the next five years and beyond are as follows (dollars in thousands):

2015	2016	2017	2018	2019	Thereafter
$857	$1,557	$1,357	$857	$857	$14,087

The Company has entered into various swap agreements related to the trust preferred securities. On March 19, 2009, the Company entered into a forward swap effective September 17, 2012, with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued June 21, 2007. Quarterly, commencing September 17, 2012, under the terms of the forward swap, the Company will pay interest at a fixed rate of 7.02% until March 15, 2019. On May 26, 2010, the Company entered into a forward swap with a notional amount of $9,000,000 effective December 15, 2015, which will hedge against changes in cash flows following the termination of the fixed rate period. Quarterly, commencing March 16, 2016 under the terms of the forward swap, the Company will pay interest at a fixed rate of 8.49% until March 15, 2020.

The swaps entered into in 2009 and 2010 have fair values of $257,000 (liability) and $981,000 (liability), respectively, for a total liability of $1,238,000 at December 31, 2014 ($897,000 at December 31, 2013).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation loss of $225,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements for the year ended December 31, 2014.  A net valuation gain of $412,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2013.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At December 31, 2014, the Company has securities on deposit with fair market values of

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1,494,000 (all of which is posted as collateral). At December 31, 2013, the Company had securities on deposit with fair market values of $1,422,000 (all of which is posted as collateral). See Note 5 for additional information about the interest rate swaps.

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Year ended December 31,
	2014	2013
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$8,734	$11,214
Less reinsurance recoverable on unpaid losses	782	1,229
Net balances at beginning of year	7,952	9,985
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	25,385	27,091
Estimated claims and claim adjustment expenses for claims arising in prior years	846	(152)
Total increases	26,231	26,939
Claims and claim adjustment expense payments for claims arising in:
Current year	22,300	23,823
Prior years	4,401	5,149
Total payments	26,701	28,972
Net balance at end of year	7,482	7,952
Plus reinsurance recoverable on unpaid losses	839	782
Claims and claim adjustment expense reserves at end of year	$8,321	$8,734

The moderate reduction in property and casualty benefit and loss reserves is due to a decline in incurred losses in 2014 compared to prior year.

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2014, the Company's estimate of unpaid losses and adjustment expenses for claims incurred in prior years related to catastrophes that exceeded our retention totaled $232,000 before reinsurance ($476,000 in 2013). Because the Company has exhausted its catastrophe coverage limits available for Hurricane Katrina any additional development will not be covered by reinsurance. The Company maintains case reserves of $99,000 for losses in excess of catastrophe reinsurance upper limits ($174,000 in 2013).

NOTE 10 – REINSURANCE

The Company's insurance operations utilize reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term coverage. Property and casualty reinsurance is placed on an excess of

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loss basis to cover losses from catastrophe events. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of re-insurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurance companies and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the companies to minimize their exposure to significant losses from reinsurance insolvencies.

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

At December 31, 2014, the largest reinsurance recoverable of a single reinsurer was $37,000 ($214,000 at December 31, 2013). Amounts reported as ceded incurred losses in both 2014 and 2013 were related to the development of losses from prior year catastrophes.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the year ended December 31, 2014 and 2013 amounted to $193,000 and $198,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options.

The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited to the non-qualified deferred compensation plans for the year ended December 31, 2014 and 2013 amounted to approximately $137,000 and $259,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $150,000 in costs incurred during 2014 and $125,000 costs incurred during 2013 related to ESOP plan contributions. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

NOTE 12 – REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company is dependent on dividends from its insurance subsidiaries to fund operations and payment of shareholder dividends. Dividend payments from the insurance subsidiaries are subject to regulatory review/approval and statutory limitations. The statutory limitations are outlined as follows:

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2014, NSIC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $1,209,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2014, NSFC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $6,591,000.

The payment of any subsidiary dividend requires prior notice to the regulatory authorities who may disallow the dividend if, in their judgment, payment of the dividend would have an adverse effect on the surplus of the subsidiary.

At December 31, 2014, securities with market values of $3,676,000 ($3,503,000 at December 31, 2013) were deposited with various states pursuant to statutory requirements.

NOTE 13 – SHAREHOLDERS' EQUITY

During the years ended December 31, 2014, and December 31, 2013, changes in shareholders' equity consisted of net income of $7,616,000 and $5,658,000, respectively; dividends paid of $300,000 in 2014 and $248,000 in 2013; changes in accumulated other comprehensive income, net of applicable taxes, of $1,836,000 in 2014 and other comprehensive loss, net of applicable taxes, of $2,389,000 in 2013.  Other comprehensive gains and loss consisted of accumulated unrealized gains and losses on securities available for sale and unrealized gains and losses on interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distributed among the holders of both classes of common stock, except as may otherwise be provided in any such resolution or resolutions.

The table below provides information regarding the Company's preferred and common stock as of December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,507,452	2,507,452	3,000,000	2,494,480	2,494,480

On June 13, 2014, 12,972 shares of common stock were issued to directors as compensation under the 2009 Equity Incentive Plan previously approved by shareholders.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Year ended December 31,
	2014	2013
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(591)	$(1,003)
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(225)	412
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income (loss)	(225)	412
Balance at end of period	$(816)	$(591)
Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$1,527	$4,328
Other comprehensive income (loss) for period:
Other comprehensive income before reclassifications	2,297	(2,027)
Amounts reclassified from accumulated other comprehensive income	(236)	(774)
Net current period other comprehensive income	2,061	(2,801)
Balance at end of period	$3,588	$1,527
Total Accumulated Other Comprehensive Income at end of period	$2,772	$936
The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2014 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$357	Net realized investment gains
	357	Total before tax
	(121)	Tax (expense) or benefit
	$236	Net of Tax

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2013 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$1,172	Net realized investment gains
	1,172	Total before tax
	(398)	Tax (expense) or benefit
	$774	Net of Tax

NOTE 15 – SEGMENTS

The Company’s property and casualty insurance operations comprise one business segment. The property and casualty insurance segment primarily underwrites home insurance coverage with primary lines of business consisting of:  dwelling fire and extended coverage, homeowners (including mobile homeowners) and other liability. The Company has ceased writing ocean marine, private passenger auto liability, commercial auto liability and auto physical damage coverages and no policies were in-force in these lines of business during 2014.

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

Total assets by industry segment at December 31, 2014 and at December 31, 2013 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
December 31, 2014
	$144,865	$81,648	$56,541	$6,676
December 31, 2013
	$133,980	$71,003	$53,831	$9,146

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premium revenues and operating income by business segment for the years ended December 31, 2014 and 2013 are summarized below (dollars in thousands):

Year ended December 31, 2014	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$56,653	$50,279	$6,374	$—
Net investment income	3,738	1,737	1,925	76
Net realized investment gains (losses)	100	(356)	455	1
Gain on company owned life insurance	3,256	3,256	—	—
Other income	560	550	10	—
	64,307	55,466	8,764	77
BENEFITS AND EXPENSES
Policyholder benefits paid	30,882	25,479	5,403	—
Amortization of deferred policy acquisition costs	3,590	2,565	1,025	—
Commissions	7,459	7,103	356	—
General and administrative expenses	9,343	6,966	1,893	484
Taxes, licenses and fees	2,137	1,826	311	—
Interest expense	1,521	—	66	1,455
	54,932	43,939	9,054	1,939
Income (Loss) Before Income Taxes	$9,375	$11,527	$(290)	$(1,862)

Year ended December 31, 2013	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$52,366	$45,775	$6,591	$—
Net investment income	3,746	1,637	2,032	77
Net realized investment gains	4,439	1,020	111	3,308
Other income	609	604	5	—
	61,160	49,036	8,739	3,385
BENEFITS AND EXPENSES
Policyholder benefits paid	31,146	26,219	4,927	—
Amortization of deferred policy acquisition costs	3,613	2,576	1,037	—
Commissions	7,103	6,678	425	—
General and administrative expenses	8,443	5,683	2,034	726
Taxes, licenses and fees	1,846	1,614	232	—
Interest expense	1,686	—	77	1,609
	53,837	42,770	8,732	2,335
Income Before Income Taxes	$7,323	$6,266	$7	$1,050

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the year ended December 31, 2014 and 2013, respectively:

	Year ended December 31,
	2014	2013
Life, accident and health operations premiums written:
Traditional life insurance	$4,606	$4,756
Accident and health insurance	1,921	1,921
Gross life, accident and health	6,527	6,677
Reinsurance premium ceded	(72)	(66)
Net life, accident and health premiums written	$6,455	$6,611
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$33,184	$30,527
Homeowners (Including mobile homeowners)	23,869	23,367
Ocean marine	—	75
Other liability	1,873	1,690
Gross property and casualty	58,926	55,659
Reinsurance premium ceded	(7,177)	(8,462)
Net property and casualty written	$51,749	$47,197
Consolidated gross premiums written	$65,453	$62,336
Reinsurance premium ceded	(7,249)	(8,528)
Consolidated net premiums written	$58,204	$53,808

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment year ended December 31, 2014 and 2013, respectively:

	Year ended December 31,
	2014	2013
Life, accident and health operations premiums earned:
Traditional life insurance	$4,555	$4,718
Accident and health insurance	1,891	1,939
Gross life, accident and health	6,446	6,657
Reinsurance premium ceded	(72)	(66)
Net life, accident and health premiums earned	$6,374	$6,591
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$31,993	$29,302
Homeowners (Including mobile homeowners)	23,669	22,830
Ocean marine	—	524
Other liability	1,794	1,593
Gross property and casualty	57,456	54,249
Reinsurance premium ceded	(7,177)	(8,474)
Net property and casualty earned	$50,279	$45,775
Consolidated gross premiums earned	$63,902	$60,906
Reinsurance premium ceded	(7,249)	(8,540)
Consolidated net premiums earned	$56,653	$52,366

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the year ended December 31, 2014 was $1,537,000 ($1,742,000 in 2013). Cash paid for income taxes during the year ended December 31, 2014 was $741,000 ($395,000 in 2013).

During year ended December 31, 2014, non-cash changes in equity included $13,000 ($28,000 in 2013) in common stock issued to Directors in lieu of cash compensation along with a corresponding $120,000 ($196,000) increase in additional paid in capital.

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-Q.

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule I. Summary of Investments Other Than Investments in Related Parties

THE NATIONAL SECURITY GROUP, INC. (dollars in thousands)
	December 31, 2014			December 31, 2013

	Cost	Fair Value	Amount per the Balance Sheet	Cost	Fair Value	Amount per the Balance Sheet
Securities Held-to-Maturity:
United States government	$290	$295	$290	$106	$113	$106
States, municipalities and political subdivisions	—	—	—	—	—	—
Mortgage backed securities	2,818	2,887	2,818	706	740	706
Private label mortgage backed securities	—	—	—	—	—	—
Industrial and Miscellaneous	—	—	—	—	—	—
Total Securities Held-to-Maturity	3,108	3,182	3,108	812	853	812
Securities Available-for-Sale:
Equity Securities:
Banks and insurance companies	1,116	1,286	1,286	1,364	1,409	1,409
Industrial and all other	1,304	3,709	3,709	1,056	2,965	2,965
Total equity securities	2,420	4,995	4,995	2,420	4,374	4,374
Debt Securities:
United States government	17,854	18,272	18,272	16,519	15,980	15,980
States, municipalities and political subdivisions	14,919	15,899	15,899	16,412	16,741	16,741
Mortgage backed securities	12,691	12,752	12,752	7,622	7,140	7,140
Private label mortgage backed securities	1,261	1,296	1,296	2,152	2,186	2,186
Trust preferred securities	—	—	—	538	571	571
Industrial and Miscellaneous	37,299	38,667	38,667	35,831	36,816	36,816
Total Debt Securities	84,024	86,886	86,886	79,074	79,434	79,434
Total Available-for-Sale	86,444	91,881	91,881	81,494	83,808	83,808
Total Securities	89,552	95,063	94,989	82,306	84,661	84,620
Trading securities	19	19	19	19	19	19
Mortgage loans on real estate	210	210	210	333	333	333
Investment real estate	3,735	3,735	3,735	4,218	4,218	4,218
Policy loans	1,530	1,530	1,530	1,443	1,443	1,443
Company owned life insurance	4,652	5,513	5,513	5,000	5,858	5,858
Other invested assets	3,553	3,553	3,553	3,559	3,559	3,559
Total investments	$103,251	$109,623	$109,549	$96,878	$100,091	$100,050

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule II. Condensed Financial Information of Registrant

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
(dollars in thousands)
	December 31,
	2014	2013
Assets
Fixed maturities available-for-sale, at estimated fair value	$1,494	$1,422
Investment real estate, at book value	356	356
Cash	271	948
Investment in subsidiaries (equity method) eliminated upon consolidation	57,541	49,565
Deferred income tax asset	5,071	5,866
Other assets	676	689
Total Assets	$65,409	$58,846
Liabilities and Shareholders' Equity
Liabilities
Accrued general expenses	$1,842	$1,722
Interest rate swaps	1,238	897
Notes payable	19,572	22,755
Total Liabilities	22,652	25,374
Total Shareholders' Equity	42,757	33,472
Total Liabilities and Shareholders' Equity	$65,409	$58,846

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME
(dollars in thousands)
	Years Ended December 31,
	2014	2013
Income
Dividends (eliminated upon consolidation)	$2,500	$1,250
Property transfer from subsidiary	—	—
Net realized investment gains (losses)	1	3,308
Holding company management service fees	958	929
Other income	76	76
	3,535	5,563
Expenses
State taxes	43	41
Interest	1,455	1,609
Other expenses	439	684
	1,937	2,334
Income before income taxes and equity in undistributed earnings of subsidiaries	1,598	3,229
Income tax expense	33	672
Income before equity in undistributed earnings of subsidiaries	1,565	2,557
Equity in undistributed earnings of subsidiaries	6,051	3,101
Net income	$7,616	$5,658

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Years Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$7,616	$5,658
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Equity in undistributed earnings of subsidiaries	(6,051)	(3,101)
Net realized investment gains	(1)	(3,308)
Deferred income tax expense (benefit)	975	672
Other, net	267	246
Net cash provided by operating activities	2,806	167
Cash Flows from Investing Activities:
Net sales (purchases) of investments	—	4,847
Net cash provided by investing activities	—	4,847
Cash Flows from Financing Activities:
Net (repayments) proceeds from debt	(3,183)	(3,876)
Cash dividends	(300)	(248)
Net cash (used in) provided by financing activities	(3,483)	(4,124)
Net increase (decrease) in cash and cash equivalents	(677)	890
Cash, at beginning of year	948	58
Cash, at end of year	$271	$948

Notes to Condensed Financial Information of Registrant

Note 1 - Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles.  It is, therefore, suggested that this Condensed Financial Information be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant’s Annual Report as referenced in Form 10-K, Part II, Item 8, page 42.

Note 2 - Cash Dividends and Asset Transfers from Insurance Subsidiaries

In 2014, cash dividends of $2.5 million were paid to the Registrant by its subsidiaries ($1.3 million in 2013).

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule III. Supplementary Insurance Information

THE NATIONAL SECURITY GROUP, INC.
(dollars in thousands)			Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums	Unpaid Losses
At December 31, 2014:
Life and accident and health insurance			$5,245	$34,435	$13	$996
Property and casualty insurance			3,347	—	28,840	8,321
Total			$8,592	$34,435	$28,853	$9,317
At December 31, 2013:
Life and accident and health insurance			$5,607	$33,347	$14	$842
Property and casualty insurance			3,169	—	27,287	8,734
Total			$8,776	$33,347	$27,301	$9,576
	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions, Amortization of Policy Acquisition Costs	General Expenses, Taxes, Licenses and Fees
For the year ended December 31, 2014:
Life and accident and health insurance	$6,374	$1,925	$10	$5,403	$1,381	$2,204
Property and casualty insurance	50,279	1,737	3,806	25,479	9,668	8,792
Other	—	76	—	—	—	484
Total	$56,653	$3,738	$3,816	$30,882	$11,049	$11,480
For the year ended December 31, 2013:
Life and accident and health insurance	$6,591	$2,032	$5	$4,927	$1,462	$2,266
Property and casualty insurance	45,775	1,637	604	26,219	9,254	7,297
Other	—	77	—	—	—	726
Total	$52,366	$3,746	$609	$31,146	$10,716	$10,289
Note: Investment income and other operating expenses are reported separately by segment and not allocated.

Schedule IV. Reinsurance

THE NATIONAL SECURITY GROUP, INC.
(dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2014
Life insurance in force	$212,068	$9,369	$—	$202,699	—%
Premiums:
Life insurance and accident and health insurance	$6,446	$72	$—	$6,374	—%
Property and casualty insurance	57,456	7,177	—	50,279	—%
Total premiums	$63,902	$7,249	$—	$56,653	—%
For the year ended December 31, 2013
Life insurance in force	$209,909	$9,126	$—	$200,783	—%
Premiums:
Life insurance and accident and health insurance	$6,657	$66	$—	$6,591	—%
Property and casualty insurance	54,249	8,474	—	45,775	—%
Total premiums	$60,906	$8,540	$—	$52,366	—%

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule V. Valuation and Qualifying Accounts

The National Security Group, Inc
Years ended December 31, 2014 and 2013
(dollars in thousands)
	2014	2013
Balance, January 1 Allowance for Doubtful Accounts	$10	$6
Additions	4	4
Deletions	5	—
Balance, December 31 Allowance for Doubtful Accounts	$9	$10

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-1992) and the smaller reporting company guidance - COSO for Smaller Reporting Companies released in 2007. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

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

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers
JACK E. BRUNSON (58) has served as a director since 1999 and as President of NSFC since 1997. He also serves on the Boards of Directors of NSFC and Omega. He joined the Company in 1982. Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (56) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He also holds the position of President of NSIC. He joined the Company in 1983. Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega. Mr. Brunson is a member of the Alabama State Bar.

BRIAN R. MCLEOD (46) currently serves as Vice President of Finance & Operations, CFO and Treasurer of the Company. From 1992-2002 he served as Controller. He joined the Company in 1992. Mr. McLeod is a Director of NSIC, NSFC, Omega and NATSCO. Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama. Mr. McLeod is a Certified Public Accountant.

The information contained in The National Security Group's definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 10, 2015 with respect to directors and executive officers of the Company as well as Corporate Governance, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 10, 2015 with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 10, 2015 with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained in The National Security Group's definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 10, 2015, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in The National Security Group's definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 10, 2015, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information contained in The National Security Group's definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 10, 2015, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained in The National Security Group's definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 10, 2015, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - December 31, 2014 and 2013

•	Consolidated Statements of Income (Loss) - Years ended December 31, 2014 and 2013

•	Consolidated Statements of Shareholders' Equity - Years ended December 31, 2014 and 2013

•	Consolidated Statements of Cash Flows - Years ended December 31, 2014 and 2013

•	Consolidated Notes to the Financial Statements

2.	Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.
Schedule I	Summary of Investments Other Than Investments in Related Parties
Schedule II	Condensed Financial Information of the Registrant
Schedule III	Supplementary Insurance Information
Schedule IV	Reinsurance
Schedule V	Valuation and Qualifying Accounts

3.	Exhibits filed as part of this Form 10-K:

11.	Computation of Earnings Per Share Filed Herewith, See Note 1 to Consolidated Financial Statements.
14.	Code of Ethics, See Additional Information in Part I, Item 1 of This Report
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(b)During the last fiscal quarter of the period covered by this Report, the Company filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Description
October 23, 2014	October 24, 2014	Press release announcing quarterly dividend.
November 13, 2014	November 13, 2014	Press release announcing financial results for the period ended September 30, 2014.

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

Date: March 20, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 20, 2015:
SIGNATURE

/s/ Winfield Baird	/s/ Frank B. O'Neil
/s/ Fleming Brooks	/s/ Mickey L. Murdock
/s/ Jack E. Brunson	/s/ Donald Pittman
/s/ William L. Brunson, Jr.	/s/ Paul C. Wesch
/s/ Fred D. Clark, Jr.	/s/ Walter P. Wilkerson