Form 10-Q
period 2015-03-31
NATIONAL SECURITY GROUP INC
filed 2015-05-14
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2015

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

As of May 14, 2015, there were 2,507,452 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2015	December 31, 2014
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2015 - $2,905; 2014 - $3,182)	$2,767	$3,108
Fixed maturities available-for-sale, at estimated fair value (cost: 2015 - $86,454; 2014 - $84,024)	89,901	86,886
Equity securities available-for-sale, at estimated fair value (cost: 2015 - $2,420; 2014 - $2,420)	4,964	4,995
Trading securities	19	19
Mortgage loans on real estate, at cost	208	210
Investment real estate, at book value	3,735	3,735
Policy loans	1,556	1,530
Company owned life insurance	5,161	5,513
Other invested assets	3,484	3,553
Total Investments	111,795	109,549
Cash	7,108	6,426
Accrued investment income	842	797
Policy receivables and agents' balances, net	11,285	10,948
Reinsurance recoverable	1,510	939
Deferred policy acquisition costs	8,586	8,592
Property and equipment, net	2,035	2,013
Deferred income tax asset, net	3,055	3,189
Other assets	800	2,412
Total Assets	$147,016	$144,865
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$8,876	$8,321
Accident and health benefit and loss reserves	2,991	3,017
Life and annuity benefit and loss reserves	31,482	31,418
Unearned premiums	29,564	28,853
Policy and contract claims	1,113	996
Other policyholder funds	1,525	1,510
Short-term notes payable and current portion of long-term debt	1,557	857
Long-term debt	17,515	18,715
Accrued income taxes	492	487
Other liabilities	7,688	7,934
Total Liabilities	102,803	102,108
Contingencies
Shareholders' equity
Common stock	2,508	2,508
Additional paid-in capital	5,267	5,267
Accumulated other comprehensive income	3,020	2,772
Retained earnings	33,418	32,210
Total Shareholders' Equity	44,213	42,757
Total Liabilities and Shareholders' Equity	$147,016	$144,865

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
REVENUES
Net premiums earned	$14,706	$13,824
Net investment income	974	948
Net realized investment gains	142	88
Other income	158	154
Total Revenues	15,980	15,014
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	8,262	7,864
Amortization of deferred policy acquisition costs	899	898
Commissions	2,055	2,027
General and administrative expenses	2,006	2,026
Taxes, licenses and fees	655	530
Interest expense	317	386
Total Benefits, Losses and Expenses	14,194	13,731

Income Before Income Taxes	1,786	1,283

INCOME TAX EXPENSE
Current	471	88
Deferred	7	196
	478	284

Net Income	$1,308	$999

INCOME PER COMMON SHARE BASIC AND DILUTED	$0.52	$0.40

DIVIDENDS DECLARED PER SHARE	$0.04	$0.03

The Notes to Condensed Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$1,308	$999

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains on securities, net of reclassification adjustment of $94 and $59 for 2015 and 2014, respectively	365	1,073
Unrealized loss on interest rate swap	(117)	(76)

Other comprehensive income, net of tax	248	997

Comprehensive income	$1,556	$1,996

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2014 (AUDITED)	$42,757	$32,210	$2,772	$2,508	$5,267

Net income for the three months ended March 31, 2015	1,308	1,308

Other comprehensive income (net of tax)	248		248

Cash dividends	(100)	(100)

Balance at March 31, 2015	$44,213	$33,418	$3,020	$2,508	$5,267

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Three months ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$1,308	$999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	79	134
Increase in cash surrender value of company owned life insurance	(44)	(30)
Net realized gains on investments	(142)	(88)
Deferred income taxes	7	196
Amortization of deferred policy acquisition costs	899	898
Changes in assets and liabilities:
Change in accrued investment income	(45)	(19)
Change in reinsurance recoverable	(571)	223
Policy acquisition costs deferred	(893)	(856)
Change in accrued income taxes	5	38
Change in net policy liabilities and claims	1,075	1,066
Change in other assets/liabilities, net	1,247	(71)
Other, net	8	8
Net cash provided by operating activities	2,933	2,498
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(7,582)	(2,707)
Property and equipment	(69)	(4)
Proceeds from sale or maturities of:
Held-to-maturity securities	346	39
Available-for-sale securities	5,256	2,370
Property and equipment	—	3
Other invested assets, net	383	34
Net cash used in investing activities	(1,666)	(265)
Cash Flows from Financing Activities
Change in other policyholder funds	15	19
Proceeds from long-term debt	—	275
Repayments of long-term debt	(500)	—
Change in short-term notes payable	—	(700)
Dividends paid	(100)	(75)
Net cash used in financing activities	(585)	(481)
Net change in cash and cash equivalents	682	1,752
Cash and cash equivalents, beginning of year	6,426	4,987
Cash and cash equivalents, end of year	$7,108	$6,739

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary, Omega One Insurance Company (Omega).  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. All significant intercompany transactions and accounts have been eliminated. The financial information presented herein should be read in conjunction with the Company’s Annual
Report on Form 10-K for the year ended December 31, 2014, which includes information and disclosures not presented herein.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these condensed consolidated financial statements are reserves for future life insurance policy benefits, liabilities for losses and loss adjustment expenses, reinsurance recoverable associated with loss and loss adjustment expense liabilities, deferred policy acquisition costs, deferred income tax assets and liabilities, assessments of other-than-temporary impairments on investments and accruals for contingencies.  Actual results could differ from these estimates.

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,507,452 in 2015 and 2,494,480 in 2014.

Reclassifications
Certain 2014 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2015 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At March 31, 2015, the net amount exceeding FDIC insured limits was $3,924,000 at one financial institution. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At March 31, 2015, the single largest balance due from one agent totaled $937,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At March 31, 2015 and December 31, 2014, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At March 31, 2015, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

Accounting Changes Not Yet Adopted

Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on a comprehensive new revenue recognition standard. This standard will not impact accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. The guidance requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. Although insurance contracts are specifically scoped out of this new guidance, the Company has minor services that may be subject to the new revenue recognition guidance and are still in the process of evaluating the impact, if any, the guidance may have on its consolidated financial statements.

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

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
In January 2015, the FASB issued guidance that eliminates from GAAP the concept of extraordinary items. The guidance is effective for fiscal periods ending after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

Amendments to the Consolidation Analysis
In February 2015, the FASB issued additional guidance regarding the consolidation of certain legal entities. The guidance modifies the evaluation of whether or not limited partnerships and similar legal entities are variable interest entities (VIEs) and the consolidation analysis of entities involved with VIEs, particularly those that have fee arrangements and related party relationships. This guidance is effective for fiscal years beginning after December 15, 2015. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

Recently Adopted Accounting Standards

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
In June 2014, the FASB issued guidance requiring secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The Company adopted this standard on January 1, 2015. The Company is the counter party to repurchase agreements and as such, the adoption did not have a material impact on its financial position or results of operations.

Reporting Discontinued Operations and Disclosure of Disposals of components of an Entity
In April 2014, the FASB issued guidance which modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Also, this update requires additional financial statement disclosures about discontinued operations, as well as disposals of an individually significant component of an entity that do not qualify for discontinued operations presentation. This ASC update is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual and interim periods beginning on or after December 15, 2014 and for all businesses that, on acquisition, are classified as held for sale that also occur within interim and annual periods beginning on or after December 15, 2014. The Company adopted this standard on

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

January 1, 2015. The Company has no discontinued operations, and the adoption of this standard did not have a material impact on its financial position or results of operations.

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

In December 2005, the Company formed National Security Capital Trust I, a statutory trust created under the Delaware Statutory Trust Act, for the sole purpose of issuing, in private placement transactions, $9,000,000 of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $9,279,000 of variable rate subordinated debentures issued by the Company. The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust. The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures. The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $9,005,000. The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE's. The Trust is not consolidated because the Company is not the primary beneficiary of the trust. The Subordinated Debentures, disclosed in Note 8, are reported in the accompanying condensed consolidated balance sheets as a component of long-term debt. The Company's equity investments in the Trust total $279,000 and are included in Other Assets in the accompanying condensed consolidated balance sheets.

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

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of March 31, 2015 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$36,570	$1,904	$311	$38,163
Mortgage backed securities	11,998	297	132	12,163
Private label mortgage backed securities	5,111	42	73	5,080
Obligations of states and political subdivisions	14,885	1,043	4	15,924
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,890	727	46	18,571
Total fixed maturities	86,454	4,013	566	89,901
Equity securities	2,420	2,690	146	4,964
Total	$88,874	$6,703	$712	$94,865

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of March 31, 2015 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$2,708	$134	$—	$2,842
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	59	4	—	63
Total	$2,767	$138	$—	$2,905

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

The amortized cost and aggregate fair value of debt securities at March 31, 2015, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,209	$1,220
Due after one year through five years	17,042	18,112
Due after five years through ten years	29,435	30,121
Due after ten years	38,768	40,448
Total	$86,454	$89,901

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	134	141
Due after five years through ten years	129	141
Due after ten years	2,504	2,623
Total	$2,767	$2,905

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

A summary of securities available-for-sale with unrealized losses as of March 31, 2015, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$4,612	$304	$865	$7	$5,477	$311	11
Mortgage backed securities	153	2	1,225	130	1,378	132	6
Private label mortgage backed securities	3,924	70	91	3	4,015	73	7
Obligations of state and political subdivisions	—	—	338	4	338	4	1
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	—	—	2,492	46	2,492	46	4
Equity securities	—	—	1,140	146	1,140	146	1
	$8,689	$376	$6,151	$336	$14,840	$712	30

There were no securities held-to-maturity with unrealized losses as of March 31, 2015.

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
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and less than 3.69% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the three months ended March 31, 2015 and year ended December 31, 2014, the Company realized no other-than-temporary impairments.

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended March 31,
	2015	2014
Fixed maturities	$894	$859
Equity securities	30	29
Mortgage loans on real estate	4	4
Investment real estate	2	2
Policy loans	29	27
Company owned life insurance change in surrender value	44	30
Other	42	54
	1,045	1,005
Less: Investment expenses	71	57
Net investment income	$974	$948
Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended March 31,
	2015	2014
Fixed maturities	$142	$90
Other, principally real estate	—	(2)
Net realized investment gains	$142	$88

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$553	$3,123
Deferred income tax	(188)	(1,062)
Net change in unrealized appreciation on available-for-sale securities	$365	$2,061

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
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

Marketable debt instruments in this category generally include asset-backed securities and certain floating-rate notes, corporate bonds, and municipal bonds.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$38,163	$—	$38,163	$—
Mortgage backed securities	12,163	—	12,163	—
Private label mortgage backed securities	5,080	—	5,080	—
Obligations of states and political subdivisions	15,924	—	15,924	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,571	18,571	—	—
Trading securities	19	19	—	—
Equity securities available-for-sale	4,964	3,823	—	1,141
Total Financial Assets	$94,884	$22,413	$71,330	$1,141
Financial Liabilities
Interest rate swap	$(1,415)	$—	$—	$(1,415)
Total Financial Liabilities	$(1,415)	$—	$—	$(1,415)

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

As of March 31, 2015, Level 3 fair value measurements of assets include $1,141,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

As of March 31, 2015, Level 3 fair value measurements of liabilities include $1,415,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 (in thousands):

For the three months ended March 31, 2015	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,116	$(1,238)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	25	(177)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,141	$(1,415)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2015:	$—	$—

For the three months ended March 31, 2015, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Held-to-maturity securities	$2,767	$2,905	$3,108	$3,182
Mortgage loans	208	208	210	210
Policy loans	1,556	1,556	1,530	1,530
Company owned life insurance	5,161	5,161	5,513	5,513
Other invested assets	3,484	3,484	3,553	3,553

Liabilities and related instruments
Other policyholder funds	1,525	1,525	1,510	1,510
Short-term notes payable and current portion of long-term debt	1,557	1,557	857	857
Long-term debt	17,515	17,515	18,715	18,715

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	March 31, 2015	December 31, 2014

Building and improvements	$3,348	$3,367
Electronic data processing equipment	1,606	1,570
Furniture and fixtures	658	606
	5,612	5,543
Less accumulated depreciation	3,577	3,530
Property and equipment, net	$2,035	$2,013

Depreciation expense for the three months ended March 31, 2015 was $47,000 ($306,000 for the year ended December 31, 2014).

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2009. Tax returns have been filed through the year 2013.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $3,055,000 at March 31, 2015 and $3,189,000 at December 31, 2014.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of March 31, 2015	As of December 31, 2014
General expenses	$1,415	$1,371
Unearned premiums	2,009	1,961
Claims liabilities	863	849
Litigation settlement	2,040	2,040
AMT credit	1,121	1,240
Impairment on real estate owned	187	187
Unrealized loss on interest rate swaps	482	421
Deferred tax assets	8,117	8,069

Depreciation	(107)	(111)
Deferred policy acquisition costs	(2,919)	(2,921)
Unrealized gains on securities available-for-sale	(2,036)	(1,848)
Deferred tax liabilities	(5,062)	(4,880)
Net deferred tax asset	$3,055	$3,189

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Three months ended March 31,
	2015	2014
Deferred policy acquisition costs	$(2)	$(14)
Unearned premiums	(48)	(76)
General expenses	(44)	(5)
Depreciation	(4)	(42)
Claims liabilities	(14)	(42)
AMT credit	119	—
NOL carryforward	—	375

Deferred income tax expense	$7	$196

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Three months ended March 31,
	2015	2014
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	(1.5)%	(2.4)%
Company owned life insurance	(0.8)%	(0.8)%
Small life deduction	(3.2)%	(11.4)%
AMT	—%	1.9%
Other, net	(1.8)%	0.8%
Effective federal income tax rate	26.7%	22.1%

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	2015	2014
Line of credit with variable interest rate equal to the Wall Street Journal (WSJ) prime rate, subject to a 5.0% floor; maturity February 2016. Interest payments due quarterly. Unsecured.	$700	$—
Current portion of installment note payable due November 2015 with variable interest rate equal to the WSJ prime rate plus 1%; Unsecured	857	857
	$1,557	$857

Long-term debt consisted of the following as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	2015	2014
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity February 2016. Interest payments due quarterly. Unsecured.	$—	$700

Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	—	500

Long term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long term portion due November 2015. Unsecured.	5,143	5,143

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,279	9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$17,515	$18,715

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

The swaps entered into in 2009 and 2010 have fair values of $274,000 (liability) and $1,141,000 (liability), respectively, for a total liability of $1,415,000 at March 31, 2015 ($1,238,000 at December 31, 2014).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation loss of $117,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at March 31, 2015.  A net valuation loss of $412,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2014.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At March 31, 2015, the Company has securities on deposit with fair market values of $1,518,000 (all of which is posted as collateral). At December 31, 2014, the Company had securities on deposit with fair market values of $1,494,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

NOTE 8 – REINSURANCE

The Company's insurance operations utilize reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is accomplished through yearly renewable term coverage. Property and casualty reinsurance is placed on an excess of loss basis to cover losses from catastrophe events. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of re-insurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurance companies and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the companies to minimize their exposure to significant losses from reinsurance insolvencies.

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

Under the catastrophe reinsurance program, the Company retains the first $4,000,000 in losses from each catastrophe event.  Catastrophe reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

At March 31, 2015, the largest reinsurance recoverable of a single reinsurer was $24,000 ($37,000 at December 31, 2014). Amounts reported as ceded incurred losses in both 2015 and 2014 were related to the development of losses from prior year catastrophes.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the three months ended March 31, 2015 and 2014 amounted to $43,000 and $46,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options.

The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited to the non-qualified deferred compensation plans for the three months ended March 31, 2015 and 2014 amounted to approximately $45,000 and $30,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were no costs incurred during the first three months of 2015 and $50,000 in costs incurred during the first three months of 2014 related to ESOP plan contributions. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

NOTE 10 – SHAREHOLDERS' EQUITY

During the three months ended March 31, 2015, and year ended December 31, 2014, changes in shareholders' equity consisted of net income of $1,308,000 and $7,616,000, respectively; dividends paid of $100,000 in 2015 and $300,000 in 2014; changes in accumulated other comprehensive income, net of applicable taxes, of $248,000 in 2015 and other comprehensive income, net of applicable taxes, of $1,836,000 in 2014.  Other comprehensive gains and loss consisted of accumulated unrealized gains and losses on securities available for sale and unrealized loss on interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

The table below provides information regarding the Company's preferred and common stock as of March 31, 2015 and December 31, 2014:

	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,507,452	2,507,452

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Three months ended March 31,
	2015	2014
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(816)	$(591)
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(117)	(76)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income (loss)	(117)	(76)
Balance at end of period	$(933)	$(667)
Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$3,588	$1,527
Other comprehensive income (loss) for period:
Other comprehensive income before reclassifications	459	1,132
Amounts reclassified from accumulated other comprehensive income	(94)	(59)
Net current period other comprehensive income	365	1,073
Balance at end of period	$3,953	$2,600
Total Accumulated Other Comprehensive Income at end of period	$3,020	$1,933
The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2015 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$142	Net realized investment gains
	142	Total before tax
	(48)	Tax (expense) or benefit
	$94	Net of Tax

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

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

NOTE 12 – SEGMENTS

The Company’s property and casualty insurance operations comprise one business segment. The property and casualty insurance segment primarily underwrites home insurance coverage with primary lines of business consisting of:  dwelling fire and extended coverage, homeowners (including mobile homeowners) and other liability. The Company has ceased writing ocean marine coverages and no policies were in-force in this line of business during 2015.

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

Total assets by industry segment at March 31, 2015 and at December 31, 2014 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
March 31, 2015
	$147,016	$82,573	$56,827	$7,616
December 31, 2014
	$144,865	$81,648	$56,541	$6,676

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

Premium revenues and operating income by business segment for the three months ended March 31, 2015 and 2014 are summarized below (dollars in thousands):

Three months ended March 31, 2015	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$14,706	$13,122	$1,584	$—
Net investment income	974	490	465	19
Net realized investment gains (losses)	142	31	111	—
Other income	158	157	1	—
	15,980	13,800	2,161	19
BENEFITS AND EXPENSES
Policyholder benefits paid	8,262	6,777	1,485	—
Amortization of deferred policy acquisition costs	899	675	224	—
Commissions	2,055	1,968	87	—
General and administrative expenses	2,006	1,540	309	157
Taxes, licenses and fees	655	544	111	—
Interest expense	317	—	10	307
	14,194	11,504	2,226	464
Income (Loss) Before Income Taxes	$1,786	$2,296	$(65)	$(445)

Three months ended March 31, 2014	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$13,824	$12,173	$1,651	$—
Net investment income	948	455	474	19
Net realized investment gains	88	48	40	—
Other income	154	153	1	—
	15,014	12,829	2,166	19
BENEFITS AND EXPENSES
Policyholder benefits paid	7,864	6,664	1,200	—
Amortization of deferred policy acquisition costs	898	641	257	—
Commissions	2,027	1,945	82	—
General and administrative expenses	2,026	1,457	460	109
Taxes, licenses and fees	530	464	66	—
Interest expense	386	—	17	369
	13,731	11,171	2,082	478
Income Before Income Taxes	$1,283	$1,658	$84	$(459)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2015 and 2014, respectively:

	Three months ended March 31,
	2015	2014
Life, accident and health operations premiums written:
Traditional life insurance	$1,137	$1,179
Accident and health insurance	419	444
Gross life, accident and health	1,556	1,623
Reinsurance premium ceded	(15)	(23)
Net life, accident and health premiums written	$1,541	$1,600
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$8,728	$8,329
Homeowners (Including mobile homeowners)	5,751	5,749
Other liability	505	469
Gross property and casualty	14,984	14,547
Reinsurance premium ceded	(1,491)	(1,755)
Net property and casualty written	$13,493	$12,792
Consolidated gross premiums written	$16,540	$16,170
Reinsurance premium ceded	(1,506)	(1,778)
Consolidated net premiums written	$15,034	$14,392

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment three months ended March 31, 2015 and 2014, respectively:

	Three months ended March 31,
	2015	2014
Life, accident and health operations premiums earned:
Traditional life insurance	$1,178	$1,243
Accident and health insurance	421	431
Gross life, accident and health	1,599	1,674
Reinsurance premium ceded	(15)	(23)
Net life, accident and health premiums earned	$1,584	$1,651
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$8,200	$7,670
Homeowners (Including mobile homeowners)	5,948	5,831
Other liability	465	427
Gross property and casualty	14,613	13,928
Reinsurance premium ceded	(1,491)	(1,755)
Net property and casualty earned	$13,122	$12,173
Consolidated gross premiums earned	$16,212	$15,602
Reinsurance premium ceded	(1,506)	(1,778)
Consolidated net premiums earned	$14,706	$13,824

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

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

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2015 was $280,000 ($289,000 in 2014). Cash paid for income taxes during the three months ended March 31, 2015 was $500,000 ($50,000 in 2014).

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of March 31, 2015, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2015 and 2014, and the related condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2015. These condensed consolidated financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2014, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 20, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Birmingham, Alabama
May 14, 2015

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three month periods ended March 31, 2015 and 2014.

The National Security Group, Inc. is made up of two operating segments: the Life segment and the P&C segment. The Company's life, accident and health insurance business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947. The Company's property and casualty insurance business is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992.

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part 1, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Information in this discussion is presented in whole dollars rounded to the nearest thousand. Tabular amounts are presented in thousands.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in ten states with 49.3% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 90.2% of gross earned premium revenue in the first three months of 2015.  Revenue generated from the life segment accounted for 9.8% of gross insurance premium revenue in the first three months of 2015.

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

Overview-Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Financial results for the three months ended March 31, 2015 and 2014 were as follows:

Consolidated Financial Summary	Three months ended March 31,
(dollars in thousands)	2015	2014
Gross premiums written	$16,540	$16,170
Net premiums written	$15,034	$14,392

Net premiums earned	$14,706	$13,824
Net investment income	974	948
Net realized investment gains	142	88
Other income	158	154
Total Revenues	15,980	15,014
Policyholder benefits and settlement expenses	8,262	7,864
Amortization of deferred policy acquisition costs	899	898
Commissions	2,055	2,027
General and administrative expenses	2,006	2,026
Taxes, licenses and fees	655	530
Interest expense	317	386
Total Benefits, Losses and Expenses	14,194	13,731
Income Before Income Taxes	1,786	1,283
Income tax expense	478	284
Net Income	$1,308	$999
Income Per Common Share	$0.52	$0.40
Reconciliation of Net Income to non-GAAP Measurement
Net income	$1,308	$999
Income tax expense	478	284
Realized investment gains, net	142	88
Pretax Income From Insurance Operations	$1,928	$1,371

Premium Revenue:
For the quarter ended March 31, 2015, gross written premium was up 2.3% compared to the same period in 2014. Moderate premium revenue growth in our property and casualty segment is the contributor to the consolidated growth in premium revenue.

For the three months ended March 31, 2015, net premium written was up 4.5% compared to the three months ended March 31, 2014. Growth in property and casualty segment gross premiums written of 3.0%, coupled with a reduction in catastrophe reinsurance cost of 11.2% were the factors contributing to the increase in net premium written and earned.

Net Income:
For the three months ended March 31, 2015, the Company had net income of $1,308,000, $0.52 per share, compared to net income of $999,000, $0.40 per share, for the same period in 2014, an increase of $309,000. Results for the first quarter of 2015 were reflective of good results from insurance operations primarily driven by fewer reported claims from early spring cat events and a lower frequency of non-cat wind and hail losses. Reported claims from cat events were down $385,000 compared to the same period in 2014. In addition, claims reported from non-cat wind and hail losses in the first three months of 2015 were down $416,000 compared to the first three months of 2014.

Pretax income from insurance operations:
A primary non-GAAP financial measure used by management is pretax income from insurance operations. This measure consists of net income before income taxes adjusted for realized investment gains and losses. This measure provides a means of comparing the results of our core insurance operations without the impact of items that are more unpredictable and less consistent from year to year. A reconciliation of pretax income from insurance operations is presented in the table above.

For the three months ended March 31, 2015, pretax income from insurance operations was $1,928,000 compared to $1,371,000 for the three months ended March 31, 2014, an increase of $557,000. The primary factor contributing to the increase in pretax income from insurance operations was the 6.4% increase in net premiums earned in the first quarter of 2015 compared to the first quarter of 2014. A slight reduction in the loss ratio of policyholder benefits as a percent of premium earned also contributed to the improved results. Policyholder benefits were 56.2% of net earned premium revenue in the first quarter of 2015 compared to 56.9% for the same period in 2014. The reduction in incurred losses was primarily driven by reduced wind related property losses resulting from a calmer early spring storm season. Finally, a reduction in general and administrative expenses also contributed to the improved insurance operating results. For the first quarter of 2015, general and administrative expenses were 13.6% of net premiums earned compared to 14.7% for the same period in 2014. A continued focus by management to improve efficiency and implement cost saving measures to reduce general and administrative expenses was the primary reason for the decline.

Overview - Balance Sheet highlights at March 31, 2015 compared to December 31, 2014

Selected Balance Sheet Highlights	March 31, 2015	December 31, 2014
(dollars in thousands)
Invested Assets	$111,795	$109,549
Cash	$7,108	$6,426
Total Assets	$147,016	$144,865
Policy Liabilities	$75,551	$74,115
Total Debt	$19,072	$19,572
Accumulated Other Comprehensive Income	$3,020	$2,772
Shareholders' Equity	$44,213	$42,757
Book Value Per Share	$17.63	$17.05

Invested Assets:
Invested assets as of March 31, 2015 were $111,795,000 up $2,246,000, or 2.1%, compared to December 31, 2014. The increase in invested assets was primarily due to the investment of positive cash flow from insurance operations coupled with increases in market values of available for sale securities. The increase in market value of available for sale securities also contributed to the increase in accumulated other comprehensive income to $3,020,000 as of March 31, 2015, up $248,000 compared to December 31, 2014.

Cash:
The Company, primarily through its insurance subsidiaries, had $7,108,000 in cash and cash equivalents at March 31, 2015, compared to $6,426,000 at December 31, 2014. Property and casualty segment underwriting profitability for the quarter ended March 31, 2015, coupled with growth in property and casualty segment premium revenue, contributed to $2,933,000 in positive cash flow from operations for the quarter ended March 31, 2015. Similarly, property and casualty segment underwriting profitability help drive positive cash flow from operations the same period in 2014 totaling $2,498,000.

Total Assets:
Total assets as of March 31, 2015 were $147,016,000 compared to $144,865,000 at December 31, 2014. The increase in invested assets and cash during the first quarter of 2015 were the primary contributors to the increase in total assets.

Debt Outstanding:
Total debt at March 31, 2015 was $19,072,000 compared to $19,572,000 at December 31, 2014. Debt was reduced $500,000 during the first quarter in 2015. The primary reason for the decline was the reduction of balances in revolving lines of credit in the Holding Company.

Shareholders' Equity:
Shareholders' equity as of March 31, 2015 was $44,213,000 up $1,456,000 compared to December 31, 2014 Shareholders' equity of $42,757,000. Book value per share was $17.63 at March 31, 2015, compared to $17.05 per share at December 31, 2014, an increase of $0.58. The primary factors contributing to the increase in Shareholders' equity were net income of $1,308,000 and other comprehensive income of $248,000. The increase in other comprehensive income was primarily driven by increases in market values of available for sale investment securities.

Premium revenue:
The table below provides earned premium revenue by segment for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,		Percent
(dollars in thousands)	2015	2014	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,178	$1,243	(5.2)%
Accident and health insurance	421	431	(2.3)%
Gross life, accident and health	1,599	1,674	(4.5)%
Reinsurance premium ceded	(15)	(23)	(34.8)%
Net life, accident and health premiums earned	$1,584	$1,651	(4.1)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$8,200	$7,670	6.9%
Homeowners (Including mobile homeowners)	5,948	5,831	2.0%
Other liability	465	427	8.9%
Gross property and casualty	14,613	13,928	4.9%
Reinsurance premium ceded	(1,491)	(1,755)	(15.0)%
Net property and casualty premiums earned	$13,122	$12,173	7.8%

Consolidated gross premiums earned	$16,212	$15,602	3.9%
Reinsurance premium ceded	(1,506)	(1,778)	(15.3)%
Consolidated net premiums earned	$14,706	$13,824	6.4%

Consolidated net premium earned was up 6.4% for the quarter ended March 31, 2015, at $14,706,000 compared to $13,824,000 for the quarter ended March 31, 2014. The growth in net premium earned was due to a 7.8% increase in net premium earned in the P&C segment which was driven by increases in direct premium due to rate adjustments and a moderate rise in production. An 15.0% reduction in catastrophe reinsurance cost also contributed to the increase in net premium earned in the P&C segment. The reduction in catastrophe reinsurance cost was due to a catastrophe reinsurance rate reduction in our 2015 calendar year contract renewal.

The reduction in ceded catastrophe reinsurance cost contributed to the improvement in underwriting margins in our property and casualty segment. The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. Our catastrophe retention remained unchanged at $4 million and we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million after exceeding the retention. Our catastrophe reinsurance also covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million. It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple smaller catastrophe events that individually may not exceed our $4 million retention.

Under the catastrophe reinsurance program in 2014, the Company retained the first $4,000,000 in losses from each event.  Reinsurance coverage for 2015 was maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000

Investment income:
For the three months ended March 31, 2015, net investment income was $974,000 compared to $948,000 for the same period in 2014; an increase of $26,000. The primary reason for the increase in net investment income in the first quarter of 2015 compared to the first quarter of 2014 was an increase in invested assets.

Realized investment gains and losses:
For the three months ended March 31, 2015, the Company had net realized capital gains totaling $142,000 compared to $88,000 for the same period in 2014. The $54,000 change was primarily associated with a $71,000 increase in realized investment gains in the life segment compared to the same period in 2014. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other income:
Other income was comparable at $158,000 for the three months ended March 31, 2015, compared to $154,000 for the same period in 2014; an increase of $4,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder benefits:
Policyholder claims were $8,262,000 for the three months ended March 31, 2015, compared to $7,864,000 for the three months ended March 31, 2014; an increase of $398,000 or 5.1%. Claims as a percentage of premium earned was 56.2% in the first quarter of 2015 compared to 56.9% in the first quarter of 2014. Favorable weather patterns, which reduced windstorm related claims, positively impacted underwriting results in the first quarter of both years.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three months ended March 31, 2015 and 2014 (dollars in thousands):

For the three months ended March 31, 2015			For the three months ended March 31, 2014
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 64 (Feb 16-17)	$27	9	Cat 32 (Jan 5-8)	$4	2
Cat 68 (Feb 16-22)	65	24	Cat 34 (Feb 11-14)	595	327
Cat 69 (Mar 3-5)	3	2	Cat 37 (Mar 27-29)	3	1
Cat 70 (Mar 25-26)	372	69
Total Cat losses	$467	104	Total Cat losses	$602	330

Non-cat wind & hail	$810	306	Non-cat wind & hail	$1,226	464

Non-catastrophe wind and hail claims reported in the first quarter of 2015 totaled $810,000 compared to non-catastrophe wind and hail claims reported in the first quarter of 2014 totaling $1,226,000; a decline of $416,000 or 33.9%. During the first three months of 2015, the P&C segment had 306 non-cat wind and hail claims reported (an average of $2,600 per claim) compared to 464 claims reported during the first three months of 2014 (an average of $2,600 per claim). Non-cat wind and hail claims reported during the first quarter of 2015 accounted for 12% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during the first quarter of 2014 accounted for 18.4% of total P&C segment incurred losses and LAE in 2014.

During the first three months of 2015, the P&C segment was impacted by four catastrophe events totaling $467,000 from 104 claims compared to reported losses and LAE from three cat events totaling $602,000 from 330 claims in the first three months of 2014. Claims reported from first quarter 2015 cat events contributed 3.6 percentage points to the first quarter 2015 P&C segment loss ratio. In comparison, claims reported during the first quarter of 2014 from prior year cat events contributed 4.9 percentage points to the first quarter 2014 P&C segment loss ratio. During the first three months of 2015 and 2014, the spring storm season was of relatively low frequency.

While overall policyholder benefit payments were down slightly in the property and casualty segment due to fewer wind related losses, fire losses reported in the first quarter of 2015 were up $242,000 or 5.9% compared to fire losses reported during the first quarter of 2014. The P&C segment had 165 fire losses reported in the first three months of 2015 totaling $4,319,000 compared to 161 claims reported in the first three months of 2014 totaling $4,077,000. The average cost per claim was $26,200 for fire losses reported in the first quarter of 2015 compared to $25,300 for fire losses reported in the first quarter of 2014. Many factors can impact the frequency and severity of fire losses, but the primary factor we observe is the duration of cold weather in our coverage areas. Historically, house fires tend to be more frequent in winter months.

Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the three months ended March 31, 2015, policy acquisition costs were $2,954,000 compared to $2,925,000 for the same period in 2014; an increase of $29,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were 20.1% in the first quarter of 2015 compared to 21.2% for the same period in 2014.

General Expenses:
General and administrative expenses totaled $2,006,000 in the first quarter of 2015 compared to $2,026,000 in the first quarter of 2014; a 1.0% decrease. The primary reason for the $20,000 decline was a reduction in holding company related expenses as well as an overall reduction in general and administrative expenses in both the P&C and life segments.

Taxes, licenses and fees:
Insurance taxes, licenses and fees were $655,000 for the three months ended March 31, 2015, compared to $530,000 for the same period in 2014. The primary reason for the increase was the 3% increase in gross premium written in the first quarter of 2015 compared to the same period in 2014. As a percentage of net premiums earned, insurance taxes, licenses and fees were 4.5% for the three months ended March 31, 2015 compared to 3.8% for the three months ended March 31, 2014.

Interest expense:
Interest expense for the first quarter of 2015 was $317,000 compared to $386,000 for the same period in 2014; a decrease of 17.9%. The primary reason for the $69,000 decline was a decrease in interest expense at the holding company level due to a reduction in long term debt during 2014.

Income taxes:
For the three month period ended March 31, 2015, the Company had pretax income of $1,786,000 compared to$1,283,000 for the same period in 2014. The $478,000 tax expense for the first quarter 2015 consisted of current tax expense of $471,000 and deferred tax benefit of $7,000. Tax expense for the first quarter of 2014 consisted of current tax expense of $88,000 and deferred tax expense of $196,000. The effective tax rate for the three month period ended March 31, 2015 and 2014 was 26.7% and 22.1%, respectively.

Net income:
The Company ended the first quarter of 2015 with net income of $1,308,000 compared to net income of $999,000 for the same period in 2014. Improved underwriting results led to an improvement in operating income for the first quarter in 2015 compared to the first quarter of last year.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of March 31, 2015, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,209	$—	$1,209	1.35%
Maturity in 1-5 years	17,042	134	17,176	19.25%
Maturity in 5-10 years	29,435	129	29,564	33.14%
Maturity after 10 years	38,768	2,504	41,272	46.26%
	$86,454	$2,767	$89,221	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,690,000 decline in the market value of fixed income investment. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,165,000 in increases in market value of fixed income investments.

At March 31, 2015, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $44,213,000, up $1,456,000 compared to $42,757,000 at December 31, 2014.  Components of the change in equity were net income of $1,308,000, increase in accumulated unrealized gains on investments of $365,000, a net unrealized loss of $117,000 related to interest rate swaps and cash dividends paid totaling $100,000.

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
While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 6.6% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $7,108,000 in cash and cash equivalents at March 31, 2015, compared to $6,739,000 at March 31, 2014. Consistent performance in our insurance operations for the period ended March 31, 2015 contributed to the $2,933,000 in cash provided by operations compared to cash provided by operations the same period last year totaling $2,498,000.

Net cash used in investing activities totaled $1,666,000 for the period ended March 31, 2015, compared to $265,000 for the same period last year. At March 31, 2015, invested assets were up $2,246,000, or 2.1% compared to December

31, 2014. This increase was primarily the reinvestment of proceeds from maturities of investments and the utilization of positive cash flows from operations to increase investment holdings.

Net cash used in financing activities totaled $585,000 for the period ended March 31, 2015, compared to $481,000 for the same period last year. During the quarter ended March 31, 2015, the Company repaid a $500,000 long-term note payable. As of March 31, 2015, a total of $6,000,000 remained outstanding on the note associated with the Mobile Attic settlement with the next installment due in November of 2015. This installment is $857,000 and is included in short-term notes payable. The Company maintains a $1,000,000 operating line of credit which matures in September 2017 as well as a $700,000 line of credit which matures in February of 2016, $1,000,000 of which was available at March 31, 2015.

The Company had a total of $17,515,000 of long-term debt outstanding as of March 31, 2015, compared to $18,715,000 at December 31, 2014, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note.

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

Our P&C segment is the primary source of dividends to the holding company. Due to a combination of growth opportunities and continued risk of capital exposure to weather related events, management is maintaining a conservative stance with regard to paying of dividends to the holding company. While we have made significant progress over the past two years, strengthening capital levels in the insurance subsidiaries remains a priority. Also, due to very strong operating results in 2014, the P&C segment was able to pay additional dividends to the holding company which was used to prepay long term debt.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2015 is statutorily limited to $1,209,000 in the life insurance subsidiary and $6,591,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with previous adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $500,000 in dividends from its subsidiaries during the quarter ended March 31, 2015.

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

We have taken significant steps to improve our capital position. Over the past decade we have experienced a significant reduction in equity capital due to the adverse effects of six major hurricanes, the financial market meltdown in 2008, continued historically low interest rates, an unprecedented tornado outbreak in April of 2011 and the Mobile Attic litigation. While we have experienced significant improvement and have put some major obstacles behind us, we are in a position where we believe it necessary to continue to increase retained capital and reduce debt levels in the near term in order to put our Company in the best position to be successful moving forward. In order to maintain and improve our capital position, we will continue to monitor our dividend policy on a quarterly basis. While significant risk mitigation efforts have been instituted and our capital position is much improved, we continue to caution investors, should we encounter a significant adverse capital event that leads to a year over year reduction in capital, such as a major hurricane, we could take action which could include the suspension of shareholder dividends. Due to various factors discussed herein, we must remain flexible in our dividend policy until we sufficiently increase capital and reduce debt levels. Major strides in both of these areas were made in 2014 with continued improvement in the first quarter of 2015.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4.9 million. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its March 31, 2015 value, the fair value of the Company's common stock investments would decrease by approximately $490,000.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 5 in the Condensed Consolidated Financial Statements present additional disclosures concerning fair values of Financial Assets and Financial Liabilities and are incorporated by reference herein.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings
Please refer to Note 13 to the condensed consolidated financial statements included herein, and the 2014
Annual Report filed on Form 10-K.

Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the Company’s
Annual Report for 2014 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.   Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended March 31, 2015:

Date of Report	Date Filed	Description
January 16, 2015	January 20, 2015	Press release, dated January 20, 2015, issued by The National Security Group, Inc.
February 26, 2015	February 26, 2015	Press release, dated February 26, 2015, issued by The National Security Group, Inc.

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

Date: May 14, 2015