Form 10-Q/A
period 2015-03-31
NATIONAL SECURITY GROUP INC
filed 2015-05-15
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to The National Security Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, originally filed with the Securities and Exchange Commission on May 14, 2015 (the “Form 10-Q”), is being filed solely to make a correction in the "Overview" section of Management's Discussion and Analysis (MD&A) section of Part 1, Item 2 found on pages 31 and 32 of the Form 10-Q.

A table in the MD&A overview contained a mathematical formula error in the non-GAAP measure "Pretax Income From Insurance Operations" presented for the Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014. The result of the error was to cause an overstatement of the non-GAAP measure Pretax Income From Insurance Operations of $284,000 and $176,000 for the three months ended March 31, 2015 and March 31, 2014 respectively. The associated commentary in the MD&A was also amended to reflect this correction.

Note that this error had no impact on the consolidated financial statements and notes presented in Part 1, Item 1 of our original filing.

In accordance with applicable SEC rules, this Amendment No. 1 includes new certifications as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment No. 1.

We are not amending any other part of the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect subsequent events that may have occurred after the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q except as described above.

Overview-Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Financial results for the three months ended March 31, 2015 and 2014 were as follows:

Consolidated Financial Summary	Three months ended March 31,
(dollars in thousands)	2015	2014
Gross premiums written	$16,540	$16,170
Net premiums written	$15,034	$14,392

Net premiums earned	$14,706	$13,824
Net investment income	974	948
Net realized investment gains	142	88
Other income	158	154
Total Revenues	15,980	15,014
Policyholder benefits and settlement expenses	8,262	7,864
Amortization of deferred policy acquisition costs	899	898
Commissions	2,055	2,027
General and administrative expenses	2,006	2,026
Taxes, licenses and fees	655	530
Interest expense	317	386
Total Benefits, Losses and Expenses	14,194	13,731
Income Before Income Taxes	1,786	1,283
Income tax expense	478	284
Net Income	$1,308	$999
Income Per Common Share	$0.52	$0.40

Reconciliation of Net Income to non-GAAP Measurement
Net income	$1,308	$999
Income tax expense	478	284
Realized investment gains, net	(142)	(88)
Pretax Income From Insurance Operations	$1,644	$1,195

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

For the three months ended March 31, 2015, pretax income from insurance operations was $1,644,000 compared to $1,195,000 for the three months ended March 31, 2014, an increase of $449,000. The primary factor contributing to the increase in pretax income from insurance operations was the 6.4% increase in net premiums earned in the first quarter of 2015 compared to the first quarter of 2014. A slight reduction in the loss ratio of policyholder benefits as a percent of premium earned also contributed to the improved results. Policyholder benefits were 56.2% of net earned premium revenue in the first quarter of 2015 compared to 56.9% for the same period in 2014. The reduction in incurred losses was primarily driven by reduced wind related property losses resulting from a calmer early spring storm season. Finally, a reduction in general and administrative expenses also contributed to the improved insurance operating results. For the first quarter of 2015, general and administrative expenses were 13.6% of net premiums earned compared to 14.7% for the same period in 2014. A continued focus by management to improve efficiency and implement cost saving measures to reduce general and administrative expenses was the primary reason for the decline.

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

Item 6.   Exhibits

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

Date: May 15, 2015