Form 10-Q
period 2015-09-30
NATIONAL SECURITY GROUP INC
filed 2015-11-13
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2015

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

As of November 13, 2015, there were 2,512,425 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2015	December 31, 2014
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2015 - $2,660; 2014 - $3,182)	$2,544	$3,108
Fixed maturities available-for-sale, at estimated fair value (cost: 2015 - $86,770; 2014 - $84,024)	88,529	86,886
Equity securities available-for-sale, at estimated fair value (cost: 2015 - $2,420; 2014 - $2,420)	4,654	4,995
Trading securities	107	19
Mortgage loans on real estate, at cost	204	210
Investment real estate, at book value	3,291	3,735
Policy loans	1,616	1,530
Company owned life insurance	4,909	5,513
Other invested assets	3,303	3,553
Total Investments	109,157	109,549
Cash	10,644	6,426
Accrued investment income	774	797
Policy receivables and agents' balances, net	12,351	10,948
Reinsurance recoverable	1,454	939
Deferred policy acquisition costs	8,667	8,592
Property and equipment, net	1,994	2,013
Deferred income tax asset, net	3,545	3,189
Other assets	913	2,412
Total Assets	$149,499	$144,865
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$8,537	$8,321
Accident and health benefit and loss reserves	3,151	3,017
Life and annuity benefit and loss reserves	31,686	31,418
Unearned premiums	31,880	28,853
Policy and contract claims	1,261	996
Other policyholder funds	1,545	1,510
Short-term notes payable and current portion of long-term debt	857	857
Long-term debt	17,515	18,715
Accrued income taxes	53	487
Other liabilities	8,104	7,934
Total Liabilities	104,589	102,108
Contingencies
Shareholders' equity
Common stock	2,512	2,508
Additional paid-in capital	5,341	5,267
Accumulated other comprehensive income	1,601	2,772
Retained earnings	35,456	32,210
Total Shareholders' Equity	44,910	42,757
Total Liabilities and Shareholders' Equity	$149,499	$144,865

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Net premiums earned	$15,104	$14,374	$44,690	$42,298
Net investment income	714	824	2,472	2,802
Net realized investment gains	130	141	517	541
Gain on company owned life insurance	—	—	—	1,621
Other income	154	158	468	404
Total Revenues	16,102	15,497	48,147	47,666
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	8,170	7,172	25,867	24,191
Amortization of deferred policy acquisition costs	905	946	2,722	2,717
Commissions	2,086	2,166	6,230	6,160
General and administrative expenses	1,707	1,719	5,806	6,158
Taxes, licenses and fees	468	514	1,641	1,565
Interest expense	346	380	1,008	1,148
Total Benefits, Losses and Expenses	13,682	12,897	43,274	41,939

Income Before Income Taxes	2,420	2,600	4,873	5,727

INCOME TAX EXPENSE
Current	446	651	1,078	819
Deferred	358	152	248	178
	804	803	1,326	997

Net Income	$1,616	$1,797	$3,547	$4,730

INCOME PER COMMON SHARE BASIC AND DILUTED	$0.64	$0.72	$1.41	$1.89

DIVIDENDS DECLARED PER SHARE	$0.04	$0.03	$0.12	$0.09

The Notes to Condensed Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$1,616	$1,797	$3,547	$4,730

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $345 and $242 for 2015 and 2014, respectively	(78)	(375)	(953)	1,778
Unrealized gain (loss) on interest rate swap	(157)	50	(218)	(124)

Other comprehensive income (loss), net of tax	(235)	(325)	(1,171)	1,654

Comprehensive income	$1,381	$1,472	$2,376	$6,384

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2014 (AUDITED)	$42,757	$32,210	$2,772	$2,508	$5,267

Net income for the nine months ended September 30, 2015	3,547	3,547

Other comprehensive loss (net of tax)	(1,171)		(1,171)

Common stock issued	78			4	74

Cash dividends	(301)	(301)

Balance at September 30, 2015	$44,910	$35,456	$1,601	$2,512	$5,341

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Nine months ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$3,547	$4,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	235	390
Decrease in cash surrender value of company owned life insurance	208	(49)
Net realized gains on investments	(517)	(541)
Deferred income taxes	248	178
Amortization of deferred policy acquisition costs	2,722	2,717
Changes in assets and liabilities:
Change in accrued investment income	23	(19)
Change in reinsurance recoverable	(515)	687
Policy acquisition costs deferred	(2,797)	(2,841)
Change in accrued income taxes	(434)	572
Change in net policy liabilities and claims	2,500	3,101
Change in other assets/liabilities, net	1,655	1,332
Other, net	7	6
Net cash provided by operating activities	6,882	10,263
Cash Flows from Investing Activities
Purchase of:
Held-to-maturity securities	—	(324)
Available-for-sale securities	(23,183)	(14,145)
Trading securities and short-term investments	(88)	—
Property and equipment	(124)	(214)
Proceeds from sale or maturities of:
Held-to-maturity securities	580	115
Available-for-sale securities	20,841	8,910
Real estate held for investment	444	—
Property and equipment	5	253
Other invested assets, net	327	(33)
Net cash used in investing activities	(1,198)	(5,438)
Cash Flows from Financing Activities
Change in other policyholder funds	35	38
Proceeds from long-term debt	—	(350)
Repayments of long-term debt	(500)	—
Change in short-term notes payable	(700)	(700)
Dividends paid	(301)	(225)
Net cash used in financing activities	(1,466)	(1,237)
Net change in cash and cash equivalents	4,218	3,588
Cash and cash equivalents, beginning of year	6,426	4,987
Cash and cash equivalents, end of period	$10,644	$8,575

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,509,857 in 2015 and 2,499,706 in 2014.

Reclassifications
Certain 2014 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2015 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At September 30, 2015, the net amount exceeding FDIC insured limits was $4,746,000 at one financial institution. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At September 30, 2015, the single largest balance due from one agent totaled $912,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At September 30, 2015 and December 31, 2014, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At September 30, 2015, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued guidance that requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The guidance requires an entity to present on the face of the income statement or to disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

December 15, 2015 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

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

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds a passive interest in a limited partnership that is considered to be a Variable Interest Entity (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entity and is not required to consolidate under ASC 810. The entity is a private placement investment fund formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnership. The carrying value of the investment totals $228,000 and is included as a component of Other Invested Assets in the accompanying condensed consolidated balance sheets.

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

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of September 30, 2015 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$35,201	$1,052	$845	$35,408
Mortgage backed securities	14,669	279	62	14,886
Private label mortgage backed securities	6,162	36	113	6,085
Obligations of states and political subdivisions	14,916	888	24	15,780
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	15,822	570	22	16,370
Total fixed maturities	86,770	2,825	1,066	88,529
Equity securities	2,420	2,368	134	4,654
Total	$89,190	$5,193	$1,200	$93,183

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of September 30, 2015 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$2,495	$113	$—	$2,608
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	49	3	—	52
Total	$2,544	$116	$—	$2,660

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

The amortized cost and aggregate fair value of debt securities at September 30, 2015, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$237	$262
Due after one year through five years	12,634	13,087
Due after five years through ten years	30,542	30,572
Due after ten years	43,357	44,608
Total	$86,770	$88,529

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	97	101
Due after five years through ten years	113	122
Due after ten years	2,334	2,437
Total	$2,544	$2,660

A summary of securities available-for-sale with unrealized losses as of September 30, 2015, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$10,806	$403	$3,336	$442	$14,142	$845	28
Mortgage backed securities	2,087	18	725	44	2,812	62	6
Private label mortgage backed securities	4,456	111	93	2	4,549	113	7
Obligations of state and political subdivisions	1,459	19	337	5	1,796	24	4
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	2,102	9	1,484	13	3,586	22	6
Equity securities	—	—	1,152	134	1,152	134	1
	$20,910	$560	$7,127	$640	$28,037	$1,200	52

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

There were no securities held-to-maturity with unrealized losses as of September 30, 2015.

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and less than 3.96% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the nine months ended September 30, 2015 and year ended December 31, 2014, the Company realized no other-than-temporary impairments.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed maturities	$829	$855	$2,591	$2,571
Equity securities	30	29	90	87
Mortgage loans on real estate	3	5	11	12
Investment real estate	3	1	7	4
Policy loans	30	29	89	84
Company owned life insurance change in surrender value	(156)	(89)	(208)	49
Other	41	56	116	184
	780	886	2,696	2,991
Less: Investment expenses	66	62	224	189
Net investment income	$714	$824	$2,472	$2,802
Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed maturities	$130	$117	$522	$366
Other, principally real estate	—	24	(5)	175
Net realized investment gains	$130	$141	$517	$541
An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$(1,444)	$3,123
Deferred income tax	491	(1,062)
Net change in unrealized appreciation on available-for-sale securities	$(953)	$2,061

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$35,408	$—	$35,408	$—
Mortgage backed securities	14,886	—	14,886	—
Private label mortgage backed securities	6,085	—	6,085	—
Obligations of states and political subdivisions	15,780	—	15,780	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	16,370	16,370	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	4,654	3,502	—	1,152
Total Financial Assets	$93,290	$19,979	$72,159	$1,152
Financial Liabilities
Interest rate swap	$(1,569)	$—	$—	$(1,569)
Total Financial Liabilities	$(1,569)	$—	$—	$(1,569)

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

As of September 30, 2015, Level 3 fair value measurements of assets include $1,152,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of September 30, 2015, Level 3 fair value measurements of liabilities include $1,569,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 (in thousands):

For the nine months ended September 30, 2015	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,116	$(1,238)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	36	(331)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,152	$(1,569)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2015:	$—	$—

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

For the nine months ended September 30, 2015, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets and related instruments
Held-to-maturity securities	$2,554	$2,660	$3,108	$3,182
Mortgage loans	204	204	210	210
Policy loans	1,616	1,616	1,530	1,530
Company owned life insurance	4,909	4,909	5,513	5,513
Other invested assets	3,303	3,303	3,553	3,553

Liabilities and related instruments
Other policyholder funds	1,545	1,545	1,510	1,510
Short-term notes payable and current portion of long-term debt	857	857	857	857
Long-term debt	17,515	17,515	18,715	18,715

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	September 30, 2015	December 31, 2014

Building and improvements	$3,348	$3,367
Electronic data processing equipment	1,641	1,570
Furniture and fixtures	657	606
	5,646	5,543
Less accumulated depreciation	3,652	3,530
Property and equipment, net	$1,994	$2,013

Depreciation expense for the nine months ended September 30, 2015 was $134,000 ($306,000 for the year ended December 31, 2014).

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2010. Tax returns have been filed through the year 2014.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $3,545,000 at September 30, 2015 and $3,189,000 at December 31, 2014.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of September 30, 2015	As of December 31, 2014
General expenses	$1,428	$1,371
Unearned premiums	2,167	1,961
Claims liabilities	839	849
Litigation settlement	2,040	2,040
AMT credit	755	1,240
Impairment on real estate owned	187	187
Unrealized loss on interest rate swaps	534	421
Deferred tax assets	7,950	8,069

Depreciation	(101)	(111)
Deferred policy acquisition costs	(2,947)	(2,921)
Unrealized gains on securities available-for-sale	(1,357)	(1,848)
Deferred tax liabilities	(4,405)	(4,880)
Net deferred tax asset	$3,545	$3,189

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Nine months ended September 30,
	2015	2014
Deferred policy acquisition costs	$26	$42
Unearned premiums	(206)	(257)
General expenses	(57)	(23)
Depreciation	(10)	(14)
Claims liabilities	10	(275)
AMT credit	485	(144)
NOL carryforward	—	849

Deferred income tax expense	$248	$178

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Nine months ended September 30,
	2015	2014
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	(1.6)%	(1.5)%
Company owned life insurance	1.5%	(9.9)%
Small life deduction	(4.3)%	(6.6)%
Other, net	(2.4)%	1.4%
Effective federal income tax rate	27.2%	17.4%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Line of credit, $700,000 available, with variable interest rate equal to the Wall Street Journal (WSJ) prime rate, subject to a 5.0% floor; maturity February 2016. Interest payments due quarterly. Unsecured.	$—	$—
Current portion of installment note payable due November 2015 with variable interest rate equal to the WSJ prime rate plus 1%. Unsecured.	857	857
	$857	$857

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

Long-term debt consisted of the following as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014
Line of credit, $1,000,000 available, with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity February 2016. Interest payments due quarterly. Unsecured.	$—	$700

Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	—	500

Long term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long term portion due November 2015. Unsecured.	5,143	5,143

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,279	9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$17,515	$18,715

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

The swaps entered into in 2009 and 2010 have fair values of $268,000 (liability) and $1,301,000 (liability), respectively, for a total liability of $1,569,000 at September 30, 2015 ($1,238,000 at December 31, 2014).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation loss of $218,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at September 30, 2015.  A net valuation loss of $225,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2014.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At September 30, 2015, the Company has securities on deposit with fair market values of

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

$1,500,000 (all of which is posted as collateral). At December 31, 2014, the Company had securities on deposit with fair market values of $1,494,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

At September 30, 2015, the largest reinsurance recoverable of a single reinsurer was $5,000 ($37,000 at December 31, 2014). Amounts reported as ceded incurred losses in both 2015 and 2014 were related to the development of losses from prior year catastrophes.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the nine months ended September

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

30, 2015 and 2014 amounted to $157,000 and $160,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options.

The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited to the non-qualified deferred compensation plans for the nine months ended September 30, 2015 and 2014 amounted to approximately $16,000 and $76,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $169,000 costs incurred during the period ended September 30, 2015 and $150,000 in costs incurred during period ended September 30, 2014 related to ESOP plan contributions. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

NOTE 10 – SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2015, and year ended December 31, 2014, changes in shareholders' equity consisted of net income of $3,547,000 and $7,616,000, respectively; dividends paid of $301,000 in 2015 and $300,000 in 2014; changes in accumulated other comprehensive loss, net of applicable taxes, of $1,171,000 in 2015 and other comprehensive income, net of applicable taxes, of $1,836,000 in 2014.  Other comprehensive gains and loss consisted of accumulated unrealized gains and losses on securities available for sale and unrealized loss on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,512,425	2,512,425	3,000,000	2,507,452	2,507,452

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Nine months ended September 30,
	2015	2014
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(816)	$(591)
Other comprehensive loss for period:
Other comprehensive loss before reclassifications	(218)	(124)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive loss	(218)	(124)
Balance at end of period	$(1,034)	$(715)
Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$3,588	$1,527
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(608)	2,020
Amounts reclassified from accumulated other comprehensive income	(345)	(242)
Net current period other comprehensive income (loss)	(953)	1,778
Balance at end of period	$2,635	$3,305
Total Accumulated Other Comprehensive Income at end of period	$1,601	$2,590

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2015 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$522	Net realized investment gains
	522	Total before tax
	(177)	Tax (expense) or benefit
	$345	Net of Tax

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2014 (dollars in thousands):

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

Total assets by industry segment at September 30, 2015 and at December 31, 2014 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

September 30, 2015	$149,499	$85,427	$56,984	$7,088

December 31, 2014	$144,865	$81,648	$56,541	$6,676

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

Premium revenues and operating income by business segment for the three and nine months ended September 30, 2015 and 2014 are summarized below (dollars in thousands):

Three months ended September 30, 2015	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,104	$13,414	$1,690	$—
Net investment income	714	237	458	19
Net realized investment gains (losses)	130	51	79	—
Other income	154	153	1	—
	16,102	13,855	2,228	19
BENEFITS AND EXPENSES
Policyholder benefits paid	8,170	6,440	1,730	—
Amortization of deferred policy acquisition costs	905	676	229	—
Commissions	2,086	1,988	98	—
General and administrative expenses	1,707	1,445	323	(61)
Taxes, licenses and fees	468	426	42	—
Interest expense	346	—	21	325
	13,682	10,975	2,443	264
Income (Loss) Before Income Taxes	$2,420	$2,880	$(215)	$(245)

Three months ended September 30, 2014	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$14,374	$12,757	$1,617	$—
Net investment income	824	333	472	19
Net realized investment gains	141	23	117	1
Other income	158	156	2	—
	15,497	13,269	2,208	20
BENEFITS AND EXPENSES
Policyholder benefits paid	7,172	5,876	1,296	—
Amortization of deferred policy acquisition costs	946	642	304	—
Commissions	2,166	2,073	93	—
General and administrative expenses	1,719	1,296	385	38
Taxes, licenses and fees	514	441	73	—
Interest expense	380	—	16	364
	12,897	10,328	2,167	402
Income (Loss) Before Income Taxes	$2,600	$2,941	$41	$(382)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

Nine months ended September 30, 2015	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$44,690	$39,812	$4,878	$—
Net investment income	2,472	1,063	1,352	57
Net realized investment gains (losses)	517	181	336	—
Other income	468	466	2	—
	48,147	41,522	6,568	57
BENEFITS AND EXPENSES
Policyholder benefits paid	25,867	21,751	4,116	—
Amortization of deferred policy acquisition costs	2,722	2,026	696	—
Commissions	6,230	5,953	277	—
General and administrative expenses	5,806	4,604	956	246
Taxes, licenses and fees	1,641	1,442	199	—
Interest expense	1,008	—	44	964
	43,274	35,776	6,288	1,210
Income (Loss) Before Income Taxes	$4,873	$5,746	$280	$(1,153)

Nine months ended September 30, 2014	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$42,298	$37,397	$4,901	$—
Net investment income	2,802	1,296	1,449	57
Net realized investment gains	541	72	467	2
Gain on company owned life insurance	1,621	1,621	—	—
Other income	404	401	3	—
	47,666	40,787	6,820	59
BENEFITS AND EXPENSES
Policyholder benefits paid	24,191	20,106	4,085	—
Amortization of deferred policy acquisition costs	2,717	1,924	793	—
Commissions	6,160	5,908	252	—
General and administrative expenses	6,158	4,285	1,443	430
Taxes, licenses and fees	1,565	1,362	203	—
Interest expense	1,148	—	47	1,101
	41,939	33,585	6,823	1,531
Income (Loss) Before Income Taxes	$5,727	$7,202	$(3)	$(1,472)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED EXCEPT FOR DECEMBER 31, 2014 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Life, accident and health operations premiums written:
Traditional life insurance	$1,140	$1,156	$3,381	$3,472
Accident and health insurance	600	564	1,441	1,439
Gross life, accident and health	1,740	1,720	4,822	4,911
Reinsurance premium ceded	(19)	(23)	(49)	(58)
Net life, accident and health premiums written	$1,721	$1,697	$4,773	$4,853
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$8,793	$8,340	$26,975	$25,888
Homeowners (Including mobile homeowners)	6,220	6,261	18,686	18,889
Other liability	500	475	1,554	1,465
Gross property and casualty	15,513	15,076	47,215	46,242
Reinsurance premium ceded	(1,745)	(1,762)	(4,465)	(5,319)
Net property and casualty written	$13,768	$13,314	$42,750	$40,923
Consolidated gross premiums written	$17,253	$16,796	$52,037	$51,153
Reinsurance premium ceded	(1,764)	(1,785)	(4,514)	(5,377)
Consolidated net premiums written	$15,489	$15,011	$47,523	$45,776

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment three and nine months ended September 30, 2015 and 2014, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Life, accident and health operations premiums earned:
Traditional life insurance	$1,111	$1,080	$3,488	$3,537
Accident and health insurance	598	560	1,439	1,422
Gross life, accident and health	1,709	1,640	4,927	4,959
Reinsurance premium ceded	(19)	(23)	(49)	(58)
Net life, accident and health premiums earned	$1,690	$1,617	$4,878	$4,901
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$8,547	$8,147	$25,150	$23,727
Homeowners (Including mobile homeowners)	5,957	5,914	17,860	17,661
Other liability	488	458	1,433	1,328
Gross property and casualty	14,992	14,519	44,443	42,716
Reinsurance premium ceded	(1,578)	(1,762)	(4,631)	(5,319)
Net property and casualty earned	$13,414	$12,757	$39,812	$37,397
Consolidated gross premiums earned	$16,701	$16,159	$49,370	$47,675
Reinsurance premium ceded	(1,597)	(1,785)	(4,680)	(5,377)
Consolidated net premiums earned	$15,104	$14,374	$44,690	$42,298

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

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2015 was $842,000 ($847,000 in 2014). Cash paid for income taxes during the nine months ended September 30, 2015 was $1,546,000 ($248,000 in 2014).

During the nine months ended September 30, 2015, non-cash changes in equity included $4,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $74,000 increase in additional paid-in-capital.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The National Security Group, Inc. as of September 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-months and nine-months ended September 30, 2015 and 2014, the condensed consolidated statement of changes in shareholders’ equity for the nine-months ended September 30, 2015 and the condensed consolidated statements of cash flows for the nine-months ended September 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2014, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 20, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Birmingham, Alabama
November 13, 2015

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three-month and nine-month periods ended September 30, 2015 and 2014.

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

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in ten states with 49.0% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 90.0% of gross earned premium revenue in the first nine months of 2015.  Revenue generated from the life segment accounted for 10.0% of gross insurance premium revenue in the first nine months of 2015.

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

Overview-Three Months and Nine Months Ended September 30, 2015 compared to Three Months and Nine Months Ended September 30, 2014

Financial results for the three months and nine months ended September 30, 2015 and 2014 were as follows:

Consolidated Financial Summary	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Gross premiums written	$17,253	$16,796	$52,037	$51,153
Net premiums written	$15,489	$15,011	$47,523	$45,776

Net premiums earned	$15,104	$14,374	$44,690	$42,298
Net investment income	714	824	2,472	2,802
Net realized investment gains	130	141	517	541
Gain on company owned life insurance	—	—	—	1,621
Other income	154	158	468	404
Total Revenues	16,102	15,497	48,147	47,666
Policyholder benefits and settlement expenses	8,170	7,172	25,867	24,191
Amortization of deferred policy acquisition costs	905	946	2,722	2,717
Commissions	2,086	2,166	6,230	6,160
General and administrative expenses	1,707	1,719	5,806	6,158
Taxes, licenses and fees	468	514	1,641	1,565
Interest expense	346	380	1,008	1,148
Total Benefits, Losses and Expenses	13,682	12,897	43,274	41,939
Income Before Income Taxes	2,420	2,600	4,873	5,727
Income tax expense	804	803	1,326	997
Net Income	$1,616	$1,797	$3,547	$4,730
Income Per Common Share	$0.64	$0.72	$1.41	$1.89
Reconciliation of Net Income to non-GAAP Measurement
Net income	$1,616	$1,797	$3,547	$4,730
Income tax expense	804	803	1,326	997
Realized investment gains, net	(130)	(141)	(517)	(541)
Gain on company owned life insurance	—	—	—	(1,621)
Pretax Income From Operations	$2,290	$2,459	$4,356	$3,565

Three months ended September 30, 2015 compared to three months ended September 30, 2014:

Premium Revenue:
For the quarter ended September 30, 2015, net premiums earned were up $730,000 at $15,104,000 for the third quarter of 2015 compared to $14,374,000 for the third quarter of 2014, an increase of 5.1%. The primary reasons for the increase in net earned premiums were a reduction in P&C segment catastrophe reinsurance costs (ceded premiums) of $184,000 coupled with a 3.3% increase in P&C segment direct premium earned.

Net Income:
For the three months ended September 30, 2015, the Company had net income of $1,616,000, $0.64 per share, compared to net income of $1,797,000, $0.72 per share, for the same period in 2014, a decrease of $181,000. The primary reason for the decline in net income was an increase in policyholder benefit and settlement expenses (claims). In the third quarter of 2015, claims were 54.1% of net premium earned compared to 49.9% of net premium earned in the third quarter of last year. The primary factor contributing to the increase in claims was a moderate increase in both fire and wind related losses in the P&C segment in the third quarter of 2015 compared to third quarter of 2014.

Pretax income from operations:
A primary non-GAAP financial measure used by management is pretax income from operations. This measure consists of income before income taxes adjusted for realized investment gains and losses and, for 2014, gains on company owned life insurance. This measure provides a means of comparing the results of our core operations without the impact of items that are more unpredictable and less consistent from year to year. A reconciliation of pretax income from operations is presented in the table above.

For the three months ended September 30, 2015, pretax income from operations was $2,290,000 compared to pretax income from operations of $2,459,000 for the three months ended September 30, 2014. The primary factor contributing to the pretax income from operations in the third quarter of 2015 was a 5.1% or $730,000 increase in net premiums earned compared to the same period last year. Partially offsetting this improvement was a moderate increase in consolidated claims cost, primarily due to an increase in property and casualty segment fire and wind related claims.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014:

Premium Revenue:
For the nine months ended September 30, 2015, net premiums earned were up $2,392,000 at $44,690,000 for the first nine months of 2015 compared to $42,298,000 for the first nine months of 2014. The primary reasons for the increase in net earned premiums were a reduction in P&C segment catastrophe reinsurance costs (ceded premiums) of $688,000 coupled with a 4.0% increase in P&C segment direct premium earned.

Net Income:
For the nine months ended September 30, 2015, the Company had net income of $3,547,000, $1.41 per share, compared to net income of $4,730,000, $1.89 per share, for the same period in 2014, a decrease of $1,183,000. The primary reason for the decline in 2015 year to date earnings compared to 2014 was a $1.6 million gain on company owned life insurance realized during the first half of 2014.

Pretax income from operations:
For the nine months ended September 30, 2015, pretax income from operations was $4,356,000 compared to $3,565,000 for the nine months ended September 30, 2014, an increase of $791,000.

The primary factors contributing to the increase in year to date pretax income from operations were a $688,000 decrease in catastrophe reinsurance cost coupled with a 3.6% increase in gross earned premiums. Partially offsetting these positive factors was a slight increase in the ratio of claims to net earned premiums to 57.9% compared to 57.2% in the first nine months of last year. This moderate increase was primarily driven by an increase in fire losses in the P&C segment.

Overview - Balance Sheet highlights at September 30, 2015 compared to December 31, 2014

Selected Balance Sheet Highlights	September 30, 2015	December 31, 2014
(dollars in thousands)
Invested Assets	$109,157	$109,549
Cash	$10,644	$6,426
Total Assets	$149,499	$144,865
Policy Liabilities	$78,060	$74,115
Total Debt	$18,372	$19,572
Accumulated Other Comprehensive Income	$1,601	$2,772
Shareholders' Equity	$44,910	$42,757
Book Value Per Share	$17.88	$17.05

Invested Assets:
Invested assets as of September 30, 2015 were $109,157,000 down $392,000, or 0.4%, compared to December 31, 2014. The decrease in invested assets was primarily due to a $444,000 reduction in investment real estate related to the sale of property during 2015.

Cash:
The Company, primarily through its insurance subsidiaries, had $10,644,000 in cash and cash equivalents at September 30, 2015, compared to $6,426,000 at December 31, 2014. Positive cash flow from insurance operations was the primary contributor to the increase in cash for the nine months ended September 30, 2015.

Total Assets:
Total assets as of September 30, 2015 were $149,499,000 compared to $144,865,000 at December 31, 2014. The $4,218,000 increase in cash during the first nine months of 2015, driven by positive cash flow from insurance operations, was the primary contributor to the increase in total assets.

Debt Outstanding:
Total debt at September 30, 2015 was $18,372,000 compared to $19,572,000 at December 31, 2014. Debt was reduced $1,200,000 during the first nine months in 2015. The primary reason for the decline was the reduction of balances in revolving lines of credit in the Holding Company.

Shareholders' Equity:
Shareholders' equity as of September 30, 2015 was $44,910,000 up $2,153,000 compared to December 31, 2014 Shareholders' equity of $42,757,000. Book value per share was $17.88 at September 30, 2015, compared to $17.05 per share at December 31, 2014, an increase of $0.83. The primary factor contributing to the increase in Shareholders' equity was net income of $3,547,000. Offsetting the increase in Shareholders' equity was a decrease in accumulated other comprehensive income of $1,171,000. The decline in accumulated other comprehensive income was primarily driven by interest rate related decreases in market values of available for sale investment securities primarily in our fixed income portfolio.

Three months ended September 30, 2015 compared to three months ended September 30, 2014:

Premium revenue:
The table below provides earned premium revenue by segment for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,		Percent
(dollars in thousands)	2015	2014	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,111	$1,080	2.9%
Accident and health insurance	598	560	6.8%
Gross life, accident and health	1,709	1,640	4.2%
Reinsurance premium ceded	(19)	(23)	(17.4)%
Net life, accident and health premiums earned	$1,690	$1,617	4.5%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$8,547	$8,147	4.9%
Homeowners (Including mobile homeowners)	5,957	5,914	0.7%
Other liability	488	458	6.6%
Gross property and casualty	14,992	14,519	3.3%
Reinsurance premium ceded	(1,578)	(1,762)	(10.4)%
Net property and casualty premiums earned	$13,414	$12,757	5.2%

Consolidated gross premiums earned	$16,701	$16,159	3.4%
Reinsurance premium ceded	(1,597)	(1,785)	(10.5)%
Consolidated net premiums earned	$15,104	$14,374	5.1%

Consolidated net premium earned was up 5.1% for the quarter ended September 30, 2015, at $15,104,000 compared to $14,374,000 for the quarter ended September 30, 2014. The growth in net premium earned was due to a 5.2% increase in net premium earned in the P&C segment which was driven by increases in direct premium due to rate adjustments and a moderate increase in total policies in-force. A 10.4% reduction in P&C segment catastrophe reinsurance cost also contributed to the increase in net premium earned in the P&C segment. The reduction in catastrophe reinsurance cost was due to a catastrophe reinsurance rate reduction in our 2015 calendar year contract renewal.

Investment income:
For the three months ended September 30, 2015, net investment income was $714,000 compared to $824,000 for the same period in 2014; a decrease of $110,000 or 13.3%. The primary reason for the decrease in net investment income in the third quarter of 2015 compared to the third quarter of 2014 was the change in value of our company owned life insurance (COLI). The change in value of the COLI decreased investment income $156,000 during the third quarter of 2015 while the change decreased investment income $89,000 during the same period in 2014.

Realized investment gains and losses:
For the three months ended September 30, 2015, the Company had net realized capital gains totaling $130,000 compared to $141,000 for the same period in 2014. The $11,000 decrease was primarily related to timing of sales of fixed income portfolio holdings. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other income:
Other income was $154,000 for the three months ended September 30, 2015, compared to $158,000 for the same period in 2014; a decrease of $4,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder benefits:
Policyholder claims were $8,170,000 for the three months ended September 30, 2015, compared to $7,172,000 for the three months ended September 30, 2014; an increase of $998,000 or 13.9%. Claims as a percentage of net premium earned was 54.1% in the third quarter of 2015 compared to 49.9% in the third quarter of 2014. Policyholder benefits were up due to an increase in P&C segment claims in the third quarter of 2015 compared to the same period in 2014. The components of the increase in P&C segment claims were a $211,000 increase in reported fire losses, a $285,000 increase from cat events and a $217,000 increase from reported non-catastrophe wind and hail claims. A $434,000 increase, for the quarter, in life segment claims also contributed to the overall increase in policyholder benefits for the third quarter of 2015 compared to the same period in 2014.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three months ended September 30, 2015 and 2014 (dollars in thousands):

For the three months ended September 30, 2015			For the three months ended September 30, 2014
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 64 (Feb 16-17)	$17	12	Cat 32 (Jan 5-8)	$—	—
Cat 68 (Feb 16-22)	(1)	1	Cat 34 (Feb 11-14)	10	5
Cat 69 (Mar 3-5)	35	19	Cat 37 (Mar 27-29)	1	1
Cat 70 (Mar 25-26)	56	7	Cat 40 (Apr 27-May 1)	32	16
Cat 71 (Mar 31-Apr 1)	17	6	Cat 43 (May 18-23)	72	24
Cat 72 (Apr 2-3)	10	4	Cat 45 (Jun 3-5)	2	1
Cat 73 (Apr 7-10)	11	2
Cat 74 (Apr 16-17)	—	—
Cat 75 (Apr 18-21)	20	5
Cat 76 (Apr 24-28)	26	7
Cat 79 (May 6-13)	27	10
Cat 80 (May 15-17)	31	16
Cat 81 (May 23-28)	38	11
Cat 82 (May 28-30)	10	3
Cat 85 (June 16-18)	41	10
Cat 88 (July 12-14)	64	16
Total Cat losses	$402	129	Total Cat losses	$117	47

Non-cat wind & hail	$1,542	528	Non-cat wind & hail	$1,325	488

Non-catastrophe wind and hail claims reported in the third quarter of 2015 totaled $1,542,000 compared to non-catastrophe wind and hail claims reported in the third quarter of 2014 totaling $1,325,000; an increase of $217,000 or 16.4%. During the three months ended September 30, 2015, the P&C segment had 528 non-cat wind and hail claims reported (an average of $2,900 per claim) compared to 488 claims reported during the three months ended September 30, 2014 (an average of $2,700 per claim). Non-cat wind and hail claims reported during the third quarter of 2015 accounted for 23.9% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during the third quarter of 2014 accounted for 22.5% of total P&C segment incurred losses and LAE in 2014.

During the three months ended September 30, 2015, the P&C segment was impacted by one catastrophe event and development from 15 catastrophe events from first and second quarter totaling $402,000 from 129 claims. During the three months ended September 30, 2014, the P&C segment was impacted by no cat events during the third quarter and development from six first and second quarter cat events totaling $117,000 from 47 claims. Claims reported from third quarter 2015 cat events contributed three percentage points to the third quarter 2015 P&C segment loss ratio. In comparison, claims reported during the third quarter of 2014 from prior year cat events contributed 0.9 percentage points to the third quarter 2014 P&C segment loss ratio.

For the three months ended September 30, 2015, policyholder benefit payments were up in the property and casualty segment due to an increase in frequency of wind related losses. In addition, fire losses reported in the third quarter of 2015 were up $211,000 or 6.9% compared to fire losses reported during the third quarter of 2014. The P&C segment had 122 fire losses reported during the third quarter of 2015 totaling $3,289,000 compared to 119 claims reported during the third quarter of 2014 totaling $3,078,000. The average cost per claim was $27,000 for fire losses reported in the third quarter of 2015 compared to $25,900 for fire losses reported in the third quarter of 2014.

Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the three months ended September 30, 2015, policy acquisition costs were $2,991,000 compared to $3,112,000 for the same period in 2014; a decrease of $121,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were 19.8% in the third quarter of 2015 compared to 21.7% for the same period in 2014.

General Expenses:
General and administrative expenses totaled $1,707,000 in the third quarter of 2015 compared to $1,719,000 in the third quarter of 2014; a 0.7% decrease. The primary reason for the $12,000 decline was a reduction in various general expenses.

Taxes, licenses and fees:
Insurance taxes, licenses and fees were $468,000 for the three months ended September 30, 2015, compared to $514,000 for the same period in 2014. As a percentage of net premiums earned, insurance taxes, licenses and fees were 3.1% for the three months ended September 30, 2015 compared to 3.6% for the three months ended September 30, 2014.

Interest expense:
Interest expense for the third quarter of 2015 was $346,000 compared to $380,000 for the same period in 2014; a decrease of 8.9%. The primary reason for the $34,000 decline was a reduction in long-term debt.

Income taxes:
For the three month period ended September 30, 2015, the Company had pretax income of $2,420,000 compared to $2,600,000 for the same period in 2014. The $804,000 tax expense for the third quarter 2015 consisted of current tax expense of $446,000 and deferred tax expense of $358,000. Tax expense for the third quarter of 2014 consisted of current tax expense of $651,000 and deferred tax expense of $152,000. The effective tax rate for the three month period ended September 30, 2015 and 2014 was 33.2% and 30.9%, respectively.

Net income:
The Company ended the third quarter of 2015 with net income of $1,616,000 compared to net income of $1,797,000 for the same period in 2014. The primary factor contributing to the $181,000 decline in net income was an increase in reported P&C segment claims in the third quarter of 2015 compared to the same period in 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014:

Premium revenue:
The table below provides earned premium revenue by segment for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,		Percent
(dollars in thousands)	2015	2014	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$3,488	$3,537	(1.4)%
Accident and health insurance	1,439	1,422	1.2%
Gross life, accident and health	4,927	4,959	(0.6)%
Reinsurance premium ceded	(49)	(58)	(15.5)%
Net life, accident and health premiums earned	$4,878	$4,901	(0.5)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$25,150	$23,727	6.0%
Homeowners (Including mobile homeowners)	17,860	17,661	1.1%
Other liability	1,433	1,328	7.9%
Gross property and casualty	44,443	42,716	4.0%
Reinsurance premium ceded	(4,631)	(5,319)	(12.9)%
Net property and casualty premiums earned	$39,812	$37,397	6.5%

Consolidated gross premiums earned	$49,370	$47,675	3.6%
Reinsurance premium ceded	(4,680)	(5,377)	(13.0)%
Consolidated net premiums earned	$44,690	$42,298	5.7%

Consolidated net premium earned was up 5.7% for the nine months ended September 30, 2015, at $44,690,000 compared to $42,298,000 for the nine months ended September 30, 2014. The growth in net premium earned was due to a 6.5% increase in net premium earned in the P&C segment which was driven by increases in direct premium due to rate adjustments and a moderate increase in in-force policy count. A 12.9% reduction in P&C segment catastrophe reinsurance cost also contributed to the increase in net premium earned in the P&C segment. The reduction in catastrophe reinsurance cost was due to a catastrophe reinsurance rate reduction in our 2015 calendar year contract renewal.

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

Investment income:
For the nine months ended September 30, 2015, net investment income was $2,472,000 compared to $2,802,000 for the same period in 2014; a decrease of $330,000. The primary reason for the decrease in net investment income in the first nine months of 2015 compared to the same period in 2014 was a decrease in the value of company owned life insurance. The change in value of the COLI decreased investment income $208,000 during the nine months ended September 30, 2015, while the change increased investment income $49,000 during the same period in 2014. In addition, the ending book yield of our investment portfolio at September 30, 2015 was 4.06 compared to 3.93 at September 30, 2014. This decrease was primarily associated with reinvesting at lower interest rates which reduced investment income.

Realized investment gains and losses:
For the nine months ended September 30, 2015, the Company had net realized capital gains totaling $517,000 compared to $541,000 for the same period in 2014. The $24,000 change is primarily associated with timing of sales in fixed income investments. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Gain on company owned life insurance:
Gain on company owned life insurance consists of proceeds in excess of cash surrender value on life insurance contracts. The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000 (including accumulated cash surrender value). The Company's original investment in company owned life insurance was $5,000,000 made in 2006 and 2007. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies with cash values ultimately returned tax free in the form of death benefits. The Company pays all premium and is the owner and principal beneficiary of these policies. The life insurance contracts are carried on the Consolidated Balance Sheet at their cash surrender value on the balance sheet date. Cash surrender value at September 30, 2015 and September 30, 2014 was $4,909,000 and $5,494,000, respectively. Changes in cash surrender values are included in income in the period of the change. The change in surrender value included in earnings for the nine month periods ended September 30, 2015 and 2014 were a decrease of $208,000 and an increase of $49,000, respectively. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy and proceeds in excess of cash surrender value are recognized as a gain on company owned life insurance. There were no gains on COLI recognized in income in 2015.  Gains on COLI in excess of cash surrender value of $1,621,000 were recognized in income in 2014.

Other income:
Other income was $468,000 for the nine months ended September 30, 2015, compared to $404,000 for the same period in 2014; an increase of $64,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder benefits:
Policyholder claims were $25,867,000 for the nine months ended September 30, 2015, compared to $24,191,000 for the nine months ended September 30, 2014; an increase of $1,676,000 or 6.9%. Claims as a percentage of premium earned was 57.9% in the first nine months of 2015 compared to 57.2% in the first nine months of 2014. Policyholder benefits were up due to an increase in P&C segment claims in the first nine months of 2015 compared to the same period in 2014. The components of the increase in P&C segment claims were $1,785,000 from reported fire losses as well as $449,000 from reported claims from cat events. However, offsetting the increases were a decline in non-catastrophe wind and hail claims totaling $825,000 in the P&C segment.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 64 (Feb 16-17)	$45	24	Cat 32 (Jan 5-8)	4	2
Cat 68 (Feb 16-22)	60	24	Cat 34 (Feb 11-14)	588	342
Cat 69 (Mar 3-5)	36	21	Cat 37 (Mar 27-29)	13	5
Cat 70 (Mar 25-26)	489	88	Cat 40 (Apr 27-May 1)	1,713	373
Cat 71 (Mar 31-Apr 1)	238	56	Cat 43 (May 18-23)	220	81
Cat 72 (Apr 2-3)	10	4	Cat 45 (Jun 3-5)	33	14
Cat 73 (Apr 7-10)	51	8
Cat 74 (Apr 16-17)	4	1
Cat 75 (Apr 18-21)	380	102
Cat 76 (Apr 24-28)	616	190
Cat 79 (May 6-13)	500	100
Cat 80 (May 15-17)	61	26
Cat 81 (May 23-28)	378	94
Cat 82 (May 28-30)	47	14
Cat 85 (June 16-18)	41	10
Cat 88 (July 12-14)	64	16
Total Cat losses	$3,020	778	Total Cat losses	$2,571	817

Non-cat wind & hail	$3,800	1,310	Non-cat wind & hail	$4,625	1,642

Non-catastrophe wind and hail claims reported in the first nine months of 2015 totaled $3,800,000 compared to non-catastrophe wind and hail claims reported in the first nine months of 2014 totaling $4,625,000; a decline of $825,000 or 17.8%. During the first nine months of 2015, the P&C segment had 1,310 non-cat wind and hail claims reported (an average of $2,900 per claim) compared to 1,642 claims reported during the first nine months of 2014 (an average of $2,800 per claim). Non-catastrophe wind and hail claims reported during 2015 accounted for 17.5% of total P&C segment incurred losses and LAE in the current year. Non-catastrophe wind and hail claims reported during 2014 accounted for 23% of total P&C segment incurred losses and LAE in 2014.

During the first nine months of 2015, the P&C segment was impacted by 16 catastrophe events totaling $3,020,000 from 778 claims compared to reported losses and LAE from six cat events totaling $2,571,000 from 817 claims in the first nine months of 2014. Claims reported from year to date 2015 cat events contributed 7.6 percentage points to the 2015 P&C segment loss ratio. In comparison, claims reported during the first nine months of 2014 from prior year cat events also contributed 6.9 percentage points to the year to date 2014 P&C segment loss ratio. While the frequency of cat events was significantly higher in 2015 than 2014, reported cat event losses and LAE were up only moderately at 17.5% and reported claim counts were down 39.

Year to date policyholder benefit payments were up in the property and casualty segment due to an increase in frequency of wind related losses as well as an increase in reported fire losses in 2015 compared to the same period in the prior year. Reported fire losses were up $1,785,000 or 18.5% compared to fire losses reported during the first nine months of 2014. The P&C segment had 414 fire losses reported for the period ended September 30, 2015, totaling $11,458,000 compared to 394 fire claims reported for the same period in 2014 totaling $9,673,000. The average cost per claim was $27,700 for fire losses reported in 2015 compared to $24,600 for fire losses reported in 2014.

Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the nine months ended September 30, 2015, policy acquisition costs were $8,952,000 compared to $8,877,000 for the same period in 2014; an increase of $75,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were 20.0% in the first nine months of 2015 compared to 21.0% for the same period in 2014.

General Expenses:
Year to date general and administrative expenses totaled $5,806,000 in 2015 compared to $6,158,000 in 2014; a 5.7% decrease. The primary reason for the $352,000 decline was a reduction in various general expenses, the most significant of which was a reduction in fees paid to actuarial consultants, underwriting service related fees, and payroll costs.

Taxes, licenses and fees:
Insurance taxes, licenses and fees were $1,641,000 for the nine months ended September 30, 2015, compared to $1,565,000 for the same period in 2014. The primary reason for the increase was the 1.7% increase in gross premium written in the first nine months of 2015 compared to the same period in 2014. As a percentage of net premiums earned, insurance taxes, licenses and fees were 3.7% for the nine months ended September 30, 2015 compared to 3.7% for the nine months ended September 30, 2014.

Interest expense:
Interest expense for 2015 was $1,008,000 compared to $1,148,000 in 2014; a decrease of 12.2%. The primary reason for the $140,000 decline was a decrease in interest expense at the holding company level due to a reduction in long-term debt during 2014.

Income taxes:
For the nine month period ended September 30, 2015, the Company had pretax income of $4,873,000 compared to $5,727,000 for the same period in 2014. The $1,326,000 tax expense for 2015 consisted of current tax expense of $1,078,000 and deferred tax expense of $248,000. Tax expense of $997,000 in 2014 consisted of current tax expense of $819,000 and deferred tax expense of $178,000. The effective tax rate for the nine month period ended September 30, 2015 and 2014 was 27.2% and 17.4%, respectively. The significantly lower effective tax rate in 2014 was due to the tax free gain on COLI benefits.

Net income:
The Company ended the first nine months of 2015 with net income of $3,547,000 compared to net income of $4,730,000 for the same period in 2014. The primary factors contributing to the $1,183,000 decline in net income was an increase in reported fire related claims in the first nine months of 2015 as well as a gain on company owned life insurance in 2014; no such gain was realized in 2015.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of September 30, 2015, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$237	$—	$237	0.27%
Maturity in 1-5 years	12,634	97	12,731	14.25%
Maturity in 5-10 years	30,542	113	30,655	34.32%
Maturity after 10 years	43,357	2,334	45,691	51.16%
	$86,770	$2,544	$89,314	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,793,000, or 6.6%, decline in the market value of fixed income investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,548,000, or 5.1%, in increases in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated.

At September 30, 2015, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $44,910,000, up $2,153,000 compared to $42,757,000 at December 31, 2014.  Components of the change in equity were net income of $3,547,000, decrease in accumulated unrealized gains on investments of $953,000, a net unrealized loss of $218,000 related to interest rate swaps and cash dividends paid totaling $301,000. Also contributing to the change in equity were 4,000 shares of common stock issued to directors as compensation under the 2009 Equity Incentive Plan previously approved by shareholders and an associated $74,000 increase in additional paid in capital.

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
While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 6.3% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $10,644,000 in cash and cash equivalents at September 30, 2015, compared to $8,575,000 at September 30, 2014. Cash provided by operating activities increased cash by $6,882,000 during the nine months ended September 30, 2015 and was the primary contributor to the increase in cash compared to the previous year end. For the nine months ended September 30, 2014, cash provided by operating activities totaled $10,263,000. Operating cash flow generated in the property and casualty segment was the primary contributor to cash provided by operating activities in both years.

Net cash used in investing activities totaled $1,198,000 for the period ended September 30, 2015, compared to $5,438,000 for the same period last year. The reinvestment of maturities of fixed income securities was the primary cash related investment activity during the nine months ended September 30, 2015. For the period ended September 30, 2014, the investment of positive cash flow from operations was the primary contributor to cash used in investing activities of $5,438,000.

Net cash used in financing activities totaled $1,466,000 for the period ended September 30, 2015, compared to $1,237,000 for the same period last year. During the nine months ended September 30, 2015, the Company repaid a $500,000 long-term note payable and a $700,000 short-term note payable. As of September 30, 2015, a total of $6,000,000 remained outstanding on the note associated with the Mobile Attic settlement with the next installment due in November of 2015. This installment is $857,000 and is included in short-term notes payable. The Company maintains a $1,000,000 operating line of credit which matures in September 2017, as well as a $700,000 line of credit which matures in February of 2016, $1,700,000 of which was available at September 30, 2015.

The Company had a total of $17,515,000 of long-term debt outstanding as of September 30, 2015, compared to $18,715,000 at December 31, 2014, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2015 is statutorily limited to $1,209,000 in the life insurance subsidiary and $6,591,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with previous adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $1,250,000 in dividends from its subsidiaries during the nine months ended September 30, 2015.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4.7 million. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its September 30, 2015 value, the fair value of the Company's common stock investments would decrease by approximately $465,000.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine month period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.   Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended September 30, 2015:

Date of Report	Date Filed	Description
July 25, 2015	July 27, 2015	Press release, dated July 27, 2015, issued by The National Security Group, Inc.
August 13, 2015	August 13, 2015	Press release, dated August 13, 2015, issued by The National Security Group, Inc.

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

Date: November 13, 2015