Form 10-K
period 2015-12-31
NATIONAL SECURITY GROUP INC
filed 2016-03-18
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal Period Ended December 31, 2015

or

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $23,502,497

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 18, 2016

Common Stock $1.00 par value	2,512,425 shares

THE NATIONAL SECURITY GROUP, INC.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Definitive proxy statement for the 2016 Annual Meeting of Stockholders to be held May 20, 2016 is incorporated by reference into Part III of this report. The proxy statement will be filed no later than 120 days from December 31, 2015.

2.	Current Report on Form 8-K for event occurring on February 26, 2016 is incorporated into Part IV of this report.

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

The property and casualty subsidiaries of the Company, National Security Fire and Casualty (NSFC), and Omega One Insurance Company (Omega), primarily write personal lines dwelling coverage including dwelling fire and windstorm, homeowners and mobile homeowners lines of insurance in ten states. Property and casualty insurance is the most significant industry segment, accounting for 90.3% of total premium revenues.

The Company's life insurance subsidiary, National Security Insurance Company (NSIC), offers a basic line of life and health and accident insurance products in seven states.

The majority of our assets and investments are held in the insurance company subsidiaries.

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

▪
The Company is subject to regulation by state governments for each of the states in which it conducts business. The Company cannot predict the subject of any future regulatory initiative(s) or its (their) impact on the Company's business. Company insurance rates are also subject to approval by state insurance departments in each of these states. We are often limited in the level of rate increases we can obtain.

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

The following table indicates allocation percentages of direct written premium by state for the two years ended December 31, 2015 and 2014:

State	Percent of Direct Written Premium
	2015		2014
Alabama	$17,232,000	28.52%	$17,244,000	29.26%
Arkansas	2,445,000	4.05%	2,657,000	4.51%
Georgia	7,205,000	11.92%	6,488,000	11.01%
Louisiana	7,188,000	11.90%	7,312,000	12.41%
Mississippi	10,852,000	17.96%	10,751,000	18.24%
Oklahoma	5,699,000	9.43%	4,812,000	8.17%
South Carolina	6,400,000	10.59%	6,236,000	10.58%
Tennessee	3,402,000	5.63%	3,426,000	5.82%
	$60,423,000	100.00%	$58,926,000	100.00%

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

The premiums or payments to be made by the insured for insurance policies of the property and casualty subsidiaries are based upon expected costs of providing benefits, underwriting and administering the policies. In determining the premium to be charged, the property and casualty subsidiaries utilize data from past claims experience, modeled catastrophe losses and anticipated claims estimates along with catastrophe reinsurance cost, commissions, taxes and general expenses.

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

The following table sets forth the premiums earned (net of reinsurance) and pretax income during the periods reported for the property and casualty insurance segment:

	Year Ended December 31,
	2015	2014
Net premiums earned:
Fire, allied lines and homeowners	$53,252,000	$50,202,000
Other	(90,000)	77,000
Total net earned premium	$53,162,000	$50,279,000
Income before taxes	$7,070,000	$11,527,000

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

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2015 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate. Due to the relatively short tail nature of the property and casualty subsidiaries' claim liabilities, the Company does not discount loss reserves for the time value of money. Dollar amounts in the following table are in thousands.

Gross unpaid losses per		2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Consolidated Balance Sheet		$19,511	$12,498	$11,973	$14,436	$12,646	$13,184	$14,386	$11,214	$8,734	$8,321	$9,645
Ceded reserves		(8,560)	(1,783)	(555)	(2,421)	(549)	(1,329)	(2,381)	(1,229)	(782)	(839)	(1,381)
Net unpaid losses		$10,951	$10,715	$11,418	$12,015	$12,097	$11,855	$12,005	$9,985	$7,952	$7,482	$8,264
Cumulative net payments:	1 year later	$7,384	$6,438	$4,797	$5,636	$5,349	$5,738	$4,035	$4,827	$2,900	$2,990
	2 years later	9,063	8,103	6,496	6,350	6,305	7,239	5,346	6,670	3,539
	3 years later	10,198	9,652	6,767	6,725	6,764	7,841	6,483	7,426
	4 years later	11,439	10,094	6,976	6,980	7,244	8,382	7,001
	5 years later	11,763	10,360	7,202	7,295	7,701	8,419
	6 years later	11,900	10,662	7,213	7,390	7,725
	7 years later	12,012	10,810	7,156	7,406
	8 years later	12,141	10,015	7,164
	9 years later	11,345	10,022
	10 years later	11,345
Net Liability re-estimated:	1 year later	11,844	11,817	9,046	9,438	8,621	11,443	9,606	9,354	6,698	5,597
	2 years later	11,827	11,061	8,739	7,916	8,869	11,064	8,439	9,360	5,185
	3 years later	12,161	11,121	7,739	8,179	9,033	9,725	8,500	8,483
	4 years later	12,337	10,792	7,792	8,514	8,418	9,178	7,661
	5 years later	12,178	11,089	8,010	7,855	8,064	8,854
	6 years later	12,372	11,413	7,636	7,641	8,092
	7 years later	12,699	11,175	7,577	7,707
	8 years later	12,451	10,236	7,390
	9 years later	11,522	10,038
	10 years later	11,345
Net cumulative redundancy (deficiency)		$(394)	$677	$4,028	$4,308	$4,005	$3,001	$4,344	$1,502	$2,767	$1,885

Our reported results, financial position and liquidity could be affected by changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

	For The Years Ended December 31,
	2015		2014
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
*Loss and LAE reserves are in thousands
(10.0)%	$8,681	2.15%	$7,489	1.95%
(7.5)%	8,922	1.61%	7,697	1.46%
(5.0)%	9,163	1.07%	7,905	0.97%
(2.5)%	9,404	0.54%	8,113	0.49%
Reported	9,645	—%	8,321	—%
2.5%	9,886	(0.54)%	8,529	(0.49)%
5.0%	10,127	(1.07)%	8,737	(0.97)%
7.5%	10,368	(1.61)%	8,945	(1.46)%
10.0%	10,610	(2.15)%	9,153	(1.95)%

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

The following table indicates NSIC's percentage of direct premiums collected by state for the two years ended December 31, 2015 and 2014:

State	Percentage of Total Direct Premiums
	2015		2014
Alabama	$3,710,000	58.10%	$3,827,000	58.63%
Florida	67,000	1.04%	74,000	1.14%
Georgia	1,338,000	20.95%	1,352,000	20.71%
Mississippi	659,000	10.32%	672,000	10.30%
South Carolina	413,000	6.47%	418,000	6.40%
Tennessee	16,000	0.25%	9,000	0.14%
Texas	183,000	2.87%	175,000	2.68%
	$6,386,000	100.00%	$6,527,000	100.00%
NSIC has two primary methods of distribution of insurance products: independent agents and home service (career) agents.  The independent agent distribution method accounts for 63.9% of total premium revenue in the life insurance segment. Approximately 200 of the Company's independent agents produced new business during 2015. The home service distribution method of life insurance products accounts for 30.5% of total premium revenue in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent.  The Company employed four career agents and one regional manager as of December 31, 2015. The remaining 5.6% of premium revenue consists of the following:  a book of business acquired from a state guaranty association in 2000 (0.9%), premium generated through direct sales of school accident insurance (4.3%), and other miscellaneous business serviced directly through the home office (0.4%).

NSIC's primary products are life insurance, primarily whole life, and health and accident insurance. NSIC does not sell annuities, interest sensitive whole life or universal life insurance products.  Term life insurance policies provide death benefits if the insured's death occurs during the specific premium paying term of the policy.  The policies generally do not provide a savings or investment element included as part of the policy premium.  Whole-life insurance policies demand a higher premium than term life, but provide death benefits which are payable under effective policies regardless of the time of the insured's death and have a savings and investment element which may result in the accumulation of a cash surrender value.  Our accident and health insurance policies provide coverage for losses sustained through sickness or accident and include individual hospitalization and accident policies, group supplementary health policies, and specialty products, such as cancer policies.  Our line of health and accident products feature specified fixed benefits, so rapidly rising health care costs do not have as great an impact on our health and accident line as they do on comparable products offered by other companies.

The following table displays a schedule of 2015 life segment premium produced by product and distribution method:

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$56,000	$—	$34,000
Ordinary	1,638,000	2,697,000	23,000
Group Life	—	12,000	59,000
A&H Group	—	—	270,000
A&H Other	247,000	1,319,000	31,000
Total Premium by Distribution Method	$1,941,000	$4,028,000	$417,000
The following table sets forth certain information with respect to the development of the Life Company's business:

	Year ended December 31,
	2015	2014
Life insurance in force at end of period:
Ordinary-whole life	$167,599,000	$173,354,000
Term life	23,340,000	20,977,000
Industrial life	17,232,000	18,039,000
	$208,171,000	$212,370,000
Life insurance issued:
Ordinary-whole life	$23,000,000	$23,452,000
	$23,000,000	$23,452,000
Net premiums earned:
Life insurance	$4,423,000	$4,483,000
Accident and health insurance	1,877,000	1,891,000
	$6,300,000	$6,374,000
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

Investments
A significant percentage of the total income for the Company is tied to the performance of its investments. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company. Our investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities. At December 31, 2015, cash and investments comprise 81% of total assets, and investment income (including realized gains) comprises 6.2% of total revenues evidencing the significant impact investments can have on financial results. Because the Company's insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The Company's investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

Marketing and Distribution
As mentioned earlier in this report, NSIC products are marketed through a field force of agents who are employees of the Life Company and through a network of independent agents. The Company's use of independent agents is expected to be more cost effective in the long term and has become our primary method of distribution over the past decade. In an effort to boost productivity and better educate agents on the products and services of NSIC, the Life Company marketing team travels throughout our service areas holding training sessions for agents.

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

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by NSIC in 2015 averaged approximately 11.3% of premiums and are generally higher for new business production and decline each year at subsequent renewals. Commissions rates paid by NSFC in 2015 averaged approximately 15% of premiums on both new and renewal business. During 2015, one independent agent, accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. The net earned premium from this general agent totaled $6,344,000 or 11.9% of total P&C segment net earned premium. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2015, NSIC employed five career agents and one regional manager. NSIC also had approximately 200 independent agents actively producing new business in seven states. At December 31, 2015, NSFC had contracts with approximately 1,700 independent agencies in eight states.

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

NSFC's primary insurance products are dwelling fire and homeowners, including mobile homeowners. Dwelling fire and homeowners are collectively referred to as the dwelling property line of business. We focus on providing niche insurance products within the markets we serve. We are in the top twenty-five dwelling property insurance carriers in our two largest states, Alabama and Mississippi. However, due to the large concentration of business among the top five carriers, our total market share in the dwelling fire line of business is approximately 2.5% in Alabama and 1.5%

in Mississippi. In the homeowners line of business, our market share in both Alabama and Mississippi is less than 1%. The homeowners markets are even more concentrated with the top three homeowners carriers in both Alabama and Mississippi controlling approximately 50% of the market share.

We have actively sought competitive advantages over the last decade in the area of technological advancement. Over the last twelve years, we have replaced our primary policy administration systems in both our property and casualty and life insurance subsidiaries.

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

Regulation
Our insurance subsidiaries are directly regulated by the insurance department in our state of domicile, Alabama. We are subject to the Alabama Insurance Holding Company System Regulatory Act and report to the Alabama Department of Insurance. Consequently, we are subject to periodic examination and regulation under Alabama Insurance Laws. We underwent our latest periodic regulatory examination which concluded in 2015 with no material issues noted and no financial adjustments made as a result of the examination.

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

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer's assets, including investments and an insurer's liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company's total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2015, each subsidiary exceeds any levels that would require regulatory actions.

A.M. Best Rating
A.M. Best Company is a leading provider of insurance company financial strength ratings and insurance company issuer credit ratings. Best's financial strength ratings and issuer credit ratings provide an independent opinion based on comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile. All of our insurance companies have been assigned ratings by A.M. Best Company (Best).  On February 10, 2016, Best revised the outlook to stable from negative and affirmed the financial strength rating (FSR) of B++ (Good) and the issuer credit rating (ICR) of "bbb" of NSFC. In addition, Best affirmed the FSR of B+(Good) and ICR of "bbb-" of Omega and NSIC. The outlook for these ratings remained stable. Best also revised the outlook to stable from negative and affirmed the ICR of "bb" of the parent holding company, NSEC. For the latest ratings, you can access www.ambest.com.

Demotech Rating
The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On December 14, 2015, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

Employees
The Company itself has no management or operational employees. Instead, all human resource activities are within the subsidiary National Security Insurance Company. NSIC employed 85 staff members as of December 31, 2015, none of which were represented by a labor union. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with National Security Insurance Company whereby the Company and the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. We consider our employee relations to be good.

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

Maintenance of profit margins and potential for margin compression
Our maximum long-term average pretax profit margin on most of our insurance products is approximately five to six percent. In most states, we have limited ability to increase our margins beyond this level for higher risk, and we can incur significant delays in our ability to pass along higher cost that we may incur. Examples of this risk include:

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

•
Due to increasing catastrophe reinsurance cost, we have incurred increases in our reinsurance retentions/deductibles over the past decade. Again, due to limits to profit margins, we are often not adequately compensated for the increased risk associated with these higher reinsurance retentions due to overall limits on margins in some of the states in which we operate.

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

During 2015, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2015 and 2014. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2015 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed. This reinsurance structure is expected to remain unchanged in 2016.

The property and casualty subsidiaries utilize our actual in force policy data modeled applying two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Based on modeling results utilized in 2015 and 2014, the Company was reinsured at approximately a 250 year event level. While this estimate is subject to some uncertainty and model risk, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

Our inability to procure reinsurance, primarily catastrophe reinsurance, could adversely impact our ability to maintain our level of premium revenue. The increased frequency of catastrophic events also increases our cost of reinsurance pressuring the profit margins of our insurance products. It is generally cost prohibitive to maintain deductibles below levels currently in place. Our current $4 million catastrophe deductible will adversely impact underwriting results in years in which we incur losses from a major hurricane or tornado outbreak.

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

Reserve liabilities
NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2015, the total reserves of NSIC (consisting of reserves for accident and health insurance) were approximately $35,159,000. We believe, based on current available information, reserves for future policy benefits are adequate. However, we are currently in a period of persistent low interest rates, and should this period of low rates be sustained over the long term, it can impair our ability to make sufficient returns to cover future policy liabilities. Also, should actual mortality, morbidity, expense or withdrawal assumption differ materially from assumptions, our operating results could be negatively impacted.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2015, the property and casualty subsidiaries had reserves for unpaid claims of approximately $9,645,000, before subtracting unpaid claims due from reinsurers of $1,380,000, leaving net unpaid claims of $8,265,000. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2015 or 2014. The Company believes, based on current available information, such reserves are adequate to provide for settlement of claims.

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

The property and casualty subsidiaries market their products through independent agents and brokers, concentrating primarily on dwelling fire and homeowners coverage. NSFC, though one of the larger writers of lower value dwelling fire insurance in Alabama, nevertheless faces a number of competitors in this niche market. Moreover, larger general line insurers also compete with NSFC. The market share in states other than Alabama is small. Price is the primary method of competition. Because the Company utilizes independent agents, commission rates and service to the agent are also important factors in whether the independent agent agrees to offer NSFC products over those of its competitors. The Company primarily relies on an established independent agency force to market our insurance products. The loss of independent agents could adversely impact both the retention of existing business and production of new business.

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

Debt covenants
Should we become unable to remain current on interest payments on our long-term debt, under our debt covenants, we would be forced to suspend the payment of dividends to stockholders until interest payments are current.

Technology
Our insurance subsidiaries are dependent on computer technology and internet based platforms in the delivery of insurance products. Our ability to innovate and manage technological change is a key to remaining competitive in the insurance industry. A breakdown in major systems or failure to maintain up-to-date technology could adversely impact our ability to write new business and service existing policyholders, which would adversely impact our results of operations and financial condition. The occurrence of computer viruses, information security breaches, disasters, or unanticipated events could affect the data processing systems of the Company or its service providers which could damage the Company's business and adversely affect our financial condition and results of operations.

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

The following table sets forth the high and low sales prices per share, as reported by NASDAQ, during the period indicated:

	Stock Closing Prices
	2015		2014
	High	Low	High	Low
First Quarter	$14.31	$12.82	$10.65	$7.95
Second Quarter	$16.32	$13.85	$12.57	$9.70
Third Quarter	$16.41	$12.51	$13.00	$10.53
Fourth Quarter	$15.16	$13.12	$15.25	$12.50

Shareholders
The number of shareholders of the Company's common stock was approximately 1,200, and the Company had 2,512,425 shares of common stock outstanding on March 18, 2016.

Dividends
The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

	Dividends Per Share
	2015	2014
First Quarter	$0.04	$0.03
Second Quarter	$0.04	$0.03
Third Quarter	$0.04	$0.03
Fourth Quarter	$0.04	$0.03
Discussion regarding dividend restrictions may be found on page 36 of the Managements' Discussion and Analysis as well as in Note 12 of the Consolidated Financial Statements.

The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions. Total shareholder dividends paid in 2015 totaled $402,000.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	154,175
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	154,175

Item 6. Selected Financial Data

Under smaller reporting company rules we are not required to disclose information required under Item 6. However, in order to provide information to our investors, we have elected to provide certain selected financial data.

Five-Year Financial Information (dollars in thousands, except per share)

Selected Financial Data:	2015	2014	2013	2012	2011
Net premiums earned	$59,462	$56,653	$52,366	$51,815	$56,243
Net investment income	3,462	3,823	3,746	4,191	4,261
Net realized investment gains	503	100	4,439	2,790	669
Other income	623	3,816	609	720	919
Total revenues	$64,050	$64,392	$61,160	$59,516	$62,092
Net income (loss)	$4,697	$7,616	$5,658	$(6,671)	$(4,956)
Net income (loss) per share	$1.87	$3.04	$2.28	$(2.70)	$(2.01)

Total shareholders' equity	$44,883	$42,757	$33,472	$30,227	$38,015
Book value per share	$17.87	$17.05	$13.42	$12.25	$15.41
Dividends per share	$0.16	$0.12	$0.100	$0.325	$0.550
Net change in unrealized capital gains (losses), net of tax	$(2,128)	$2,061	$(2,801)	$(101,000)	$1,258
Total assets	$148,099	$144,865	$133,980	$135,716	$132,951

Quarterly Information:	Premiums	Investment & Other Income	Realized Investment Gains (Losses)	Claims and Benefit Payments	Net Income (Loss)	Net Income (Loss) Per Share
2015
First Quarter	$14,706	$1,132	$142	$8,262	$1,308	$0.52
Second Quarter	14,880	940	245	9,435	623	0.25
Third Quarter	15,104	868	130	8,170	1,616	0.64
Fourth Quarter	14,772	1,145	(14)	8,281	1,150	0.46
	$59,462	$4,085	$503	$34,148	$4,697	$1.87

2014
First Quarter	$13,824	$1,102	$88	$7,864	$999	$0.40
Second Quarter	14,100	2,743	312	9,155	1,934	0.77
Third Quarter	14,374	982	141	7,172	1,797	0.72
Fourth Quarter	14,355	2,727	(441)	6,691	2,886	1.15
	$56,653	$7,554	$100	$30,882	$7,616	$3.04

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the two year period ended December 31, 2015.

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

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in ten states with 49.0% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 90.3% of gross earned premium revenue in 2015.  Revenue generated from the life segment accounted for 9.7% of gross insurance premium revenue in 2015.

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

All of our insurance companies have been assigned ratings by A.M. Best Co (Best).  On February 10, 2016, Best affirmed the financial strength rating (FSR) of B++ (Good) and the issuer credit rating (ICR) of "bbb" of NSFC. In addition, Best affirmed the FSR of B+(Good) and ICR of "bbb-" of Omega and NSIC. The outlook for all of these ratings is stable. Best also affirmed the ICR of "bb" of the parent holding company, NSEC, with a stable outlook. The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On November 23, 2015, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

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

Overview-Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Summary:
For the year ended December 31, 2015, net income for the Company totaled $4,697,000 or $1.87 per share, compared to net income of $7,616,000, $3.04 per share, for the year ended December 31, 2014, a year over year decrease of $2,919,000. Results for 2014 were positively impacted by a gain on company owned life insurance (COLI) of $3,256,000. No COLI gain was realized in 2015. However, when comparing pretax income from operations, which excludes realized capital gains and gain on COLI (both of which can fluctuate significantly from period to period) along with income taxes, our 2015 results were comparable to our results from 2014. Pretax income from operations in 2015 totaled $5,844,000 compared to $6,019,000 in 2014. Pretax income from operations declined only $175,000 in 2015 despite a $2,724,000 year over year increase in catastrophe losses. Offsetting the increase in catastrophe claims was a 5% increase in net premium earned, driven by our P&C subsidiary, coupled with an 8.5% reduction in general and administrative expenses driven by cost reduction efforts in our life subsidiary.

Financial results for the year ended December 31, 2015 and 2014 were as follows:

Consolidated Financial Summary	Year ended December 31,
(dollars in thousands)	2015	2014
Gross premiums written	$66,809	$65,453
Net premiums written	$60,389	$58,204

Net premiums earned	$59,462	$56,653
Net investment income	3,462	3,823
Net realized investment gains	503	100
Gain on company owned life insurance	—	3,256
Other income	623	560
Total Revenues	64,050	64,392
Policyholder benefits and settlement expenses	34,148	30,882
Amortization of deferred policy acquisition costs	3,510	3,590
Commissions	7,952	7,459
General and administrative expenses	8,628	9,428
Taxes, licenses and fees	2,086	2,137
Interest expense	1,379	1,521
Total Benefits, Losses and Expenses	57,703	55,017
Income Before Income Taxes	6,347	9,375
Income tax expense	1,650	1,759
Net Income	$4,697	$7,616
Income Per Common Share	$1.87	$3.04
Reconciliation of Net Income to non-GAAP Measurement
Net income	$4,697	$7,616
Income tax expense	1,650	1,759
Realized investment gains, net	(503)	(100)
Gain on company owned life insurance	—	(3,256)
Pretax Income From Operations	$5,844	$6,019

Premium Revenue:
For the year ended December 31, 2015, net premiums earned were up $2,809,000 at $59,462,000 compared to $56,653,000 in 2014. The primary reasons for the increase were a 12.2% reduction in catastrophe reinsurance costs coupled with increases in gross earned premium. The increase in gross earned premium was due to growth in P&C segment premium revenue of 3.6% in 2015 compared to 2014.

Net Income:
For the year ended December 31, 2015, the Company had net income of $4,697,000, $1.87 per share, compared to net income of $7,616,000, $3.04 per share, for the same period in 2014, a decrease of $2,919,000. The primary reason for the decline in 2015 year to date earnings compared to 2014 was a $3,256,000 gain on company owned life insurance realized during 2014.

Pretax income from operations:
For the year ended December 31, 2015, pretax income from operations was $5,844,000 compared to $6,019,000 for the year ended December 31, 2014, a decrease of $175,000. The primary reason for the slight decline in pretax income from operations in 2015 compared to 2014 was an increase in catastrophe related claims in the P&C segment. The P&C segment was impacted by numerous non-hurricane catastrophe events in 2015, the most significant of which was an early October event in South Carolina which generated $1,575,000 in incurred catastrophe losses. In total, catastrophe losses increased policyholder benefits and settlements expenses by $5,373,000 in 2015. The P&C segment ended 2015 with a combined ratio of 91% with catastrophe losses contributing 10.1 percentage points to the combined ratio. In comparison, 2014 cat events added $2,629,000 to prior year policyholder benefits and settlement expenses. The P&C segment ended 2014 with a combined ratio of 87.4% with catastrophe losses contributing 5.2 percentage points to the combined ratio. Offsetting the negative impact of the cat events was an $865,000 decrease in catastrophe reinsurance cost coupled with a 3.6% increase in P&C segment gross earned premiums. Also, due to continued focus on cost reduction measures, we decreased general and administrative expenses by $800,000, primarily in the life insurance subsidiary.

Overview - Balance Sheet highlights at December 31, 2015 compared to December 31, 2014

Selected Balance Sheet Highlights	December 31, 2015	December 31, 2014
(dollars in thousands)
Invested Assets	$112,557	$109,549
Cash	$6,763	$6,426
Total Assets	$148,099	$144,865
Policy Liabilities	$77,043	$74,115
Total Debt	$18,215	$19,572
Accumulated Other Comprehensive Income	$525	$2,772
Shareholders' Equity	$44,883	$42,757
Book Value Per Share	$17.87	$17.05

Invested Assets:
Invested assets as of December 31, 2015 were $112,557,000 up $3,008,000, or 2.7%, compared to December 31, 2014. The increase in invested assets was primarily due to $6,880,000 in cash flow from operating activities enabling additional investment in the fixed income investment portfolio.

Cash:
The Company, primarily through its insurance subsidiaries, had $6,763,000 in cash and cash equivalents at December 31, 2015, compared to $6,426,000 at December 31, 2014. Positive cash flow from insurance operations was the primary contributor to the increase in cash for the year ended December 31, 2015.

Total Assets:
Total assets as of December 31, 2015 were $148,099,000 compared to $144,865,000 at December 31, 2014. Positive cash flow from operations of $6,880,000, primarily generated by the P&C subsidiaries, was the primary contributor to the increase in invested assets and total assets at December 31, 2015.

Policy Liabilities:
Policy liabilities were $77,043,000 at December 31, 2015 compared to $74,115,000 at December 31, 2014; an increase of $2,928,000 or 4.0%. The primary reasons for the increase in policy liabilities in 2015 compared to the same period last year were a $1,324,000 increase in property and casualty loss reserves as well as a $999,000 increase in unearned premium reserves. Property and casualty loss reserves were up 15.9% in 2015 compared to 2014 primarily due to an increase in storm claims during the fourth quarter of 2015. Unearned premium was up 3.5% as a result of a moderate increase in P&C segment gross written premium.

Debt Outstanding:
Total debt at December 31, 2015 was $18,215,000 compared to $19,572,000 at December 31, 2014. Debt was reduced $1,357,000 during 2015 with the primary reason being the reduction of long term debt. The reduction of debt continues to be a primary focus of management.

Shareholders' Equity:
Shareholders' equity as of December 31, 2015 was $44,883,000 up $2,126,000 compared to December 31, 2014 Shareholders' equity of $42,757,000. Book value per share was $17.87 at December 31, 2015, compared to $17.05 per share at December 31, 2014, an increase of $0.82. The primary factor contributing to the increase in Shareholders' equity was net income of $4,697,000. In addition, shares issued to directors during 2015 totaled $78,000. Offsetting the increase in Shareholders' equity was a decrease in accumulated other comprehensive income of $2,247,000 and dividends paid of $402,000. The decline in accumulated other comprehensive income was primarily driven by interest rate related decreases in market values of available for sale investment securities primarily in our fixed income portfolio.

Industry Segment Data
Net earned premium revenues for The National Security Group's two operating segments (Life segment, Property and Casualty segment) are summarized as follows (amounts in thousands):

(dollars in thousands)	2015	%	2014	%
Life, accident and health insurance	6,300	10.6%	6,374	11.3%
Property and casualty insurance	53,162	89.4%	50,279	88.7%
	$59,462	100.0%	$56,653	100.0%

The property and casualty segment composed 89.4% of total net earned premium revenue in 2015 compared to 88.7% in 2014. The P&C segment is primarily composed of dwelling fire and homeowners lines of business. The life segment composed 10.6% of net earned premium revenue in 2015 compared to 11.3% in 2014 with revenue produced from life, accident and supplemental health insurance products. While reading this discussion regarding segment information, reference is made to Note 15 to the Consolidated Financial Statements which provides additional segment related information.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses and interest expense) associated with the insurance holding company.

Life and Accident and Health Insurance Operations:
From a revenue standpoint, our life segment is the smaller of our insurance segments contributing 10.6% of total insurance net earned premium revenue in 2015 and 11.3% in 2014. Premium revenues and operating income for the life segment for the year ended December 31, 2015 and 2014 are summarized below (amounts in thousands):

(dollars in thousands)	2015	2014
REVENUE
Net premiums earned	$6,300	$6,374
Net investment income	1,913	1,925
Net realized investment gains	313	455
Other income	3	10
Total Revenues	8,529	8,764
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	4,687	5,403
Amortization of deferred policy acquisition costs	809	1,025
Commissions	380	356
General and administrative expenses	1,525	1,893
Insurance taxes, licenses and fees	180	311
Interest expense	61	66
Total Expenses	7,642	9,054
INCOME (LOSS) BEFORE INCOME TAXES	$887	$(290)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014:
Net earned premium revenue in the life segment was $6,300,000 at December 31, 2015 compared to $6,374,000 at December 31, 2014; a decrease of 1.2%.  The $74,000 decrease in net earned premium revenue was primarily due to a decline in new business production in both the traditional life and supplemental accident and health insurance products offered in NSIC.

While NSIC composes only 10.6% of premium revenue, the segment makes up 38.5% of consolidated assets. The majority of these assets consist of fixed income investments. Due to the continued low interest rate environment, net investment income was down slightly at $1,913,000 for the year ended December 31, 2015 compared to $1,925,000 for the same period last year. Management believes the portfolio is well positioned to take advantage of a rising rate environment; however, continued low interest rates could lead to continued moderate declines in interest income.

NSIC ended 2015 with net realized investment gains of $313,000 compared to $455,000 for the same period in 2014. Realized investment gains are highly dependent on several factors including market conditions, tax position and liquidity needs of the Company and can vary significantly from period to period. The primary source of realized investment gains in both 2015 and 2014, were gains from the sale of fixed income and equity investments.

Claims were $4,687,000 through December 31, 2015 compared to $5,403,000 through December 31, 2014; a decrease of $716,000 or 13.3%. NSIC experienced a decrease in both ordinary life and industrial life related claims in 2015 compared to the same period last year.

Deferred policy acquisition cost amortization and commission expenses decreased $192,000 for the year ended December 31, 2015 at $1,189,000 compared to $1,381,000 for the same period in 2014; a decline of 13.9%. As a percent of net premiums earned, policy acquisition cost amortization and commission expense was 18.9% compared to 21.7% in 2014. A decline in the rate of new business production was the primary reason for the decline in policy acquisition costs.

General and administrative expenses were $1,525,000 in 2015 compared to $1,893,000 in 2014. Reduction of general and administrative expenses in NSIC has been a primary focus of management. Historically, general and administrative expenses in our life segment have run higher than industry averages due to the small size of the subsidiary. This disadvantage coupled with the persistent low interest rate environment has eroded earnings in the life segment. In the second half of 2014, management began the process of implementing significant operational changes that included the consolidation of P&C and life segment operations. This consolidation process is virtually complete and was the primary contributing factor to reductions in NSIC's general and administrative expenses as employees become cross trained and operational areas become more streamlined.

For the year ended December 31, 2015 and 2014, insurance taxes, licenses and fees were $180,000 and $311,000, respectively. As a percent of earned premium, insurance taxes, licenses and fees were 2.9% in 2015 and 4.9% in 2014. The primary reason for the increase in 2014 taxes, licenses and fees compared to 2015 were fees paid related to our periodic Alabama Department of Insurance examination which took place over most of the year in 2014.

For the year ended December 31, 2015, the life segment had pretax income of $887,000 compared to a pretax loss of $290,000 for the same period in 2014. The decrease in claims related expenses coupled with the reduction in general and administrative expenses were the primary contributors to the increase in pretax income.

Property & Casualty Operations:
Property and casualty operations constitute our largest segment composing 89.4% and 88.7% of our total consolidated premium revenue in 2015 and 2014, respectively. Premium revenues and operating income for the P&C segment for the year ended December 31, 2015 and 2014 are summarized below:

(dollars in thousands)	2015	2014
REVENUE
Net premiums earned	$53,162	$50,279
Net investment income	1,473	1,737
Net realized investment gains (losses)	190	(356)
Gain on company owned life insurance	—	3,256
Other income	620	550
Total Revenues	55,445	55,466
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	29,461	25,479
Amortization of deferred policy acquisition costs	2,701	2,565
Commissions	7,572	7,103
General and administrative expenses	6,735	6,966
Insurance taxes, licenses and fees	1,906	1,826
Total Expenses	48,375	43,939

INCOME BEFORE INCOME TAXES	$7,070	$11,527

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014:

Premium revenue in the P&C segment is primarily driven by our dwelling fire and homeowner lines of business. The following table provides premiums earned by line of business:

(dollars in thousands)	2015		2014
Line of Business	Premium Earned	% of NPE	Premium Earned	% of NPE	2015 Increase (Decrease) over 2014
Dwelling Fire/Allied Lines	35,718	67.2%	33,787	67.2%	5.7%
Homeowners	23,800	44.8%	23,669	47.1%	0.6%
Catastrophe Reinsurance Premium	(6,356)	(12.0)%	(7,177)	(14.3)%	(11.4)%
Net Premium Earned	$53,162	100.0%	$50,279	100.0%	5.7%

Property and casualty segment net premium earned for 2015 was $53,162,000 compared to $50,279,000 for the same period in 2014. The primary reason for the increase in 2015 compared to 2014 was a 5.7% increase in gross premium revenue in our dwelling fire program as well as a 0.6% increase in gross premium revenue in our homeowners program.

A reduction in catastrophe reinsurance cost (ceded premium) of 11.4% also contributed significantly to our 5.7% increase in net premium earned.

The primary source of premium revenue growth in the P&C segment was in our non-coastal states; primarily the states of Oklahoma and Georgia. Premium revenue in Oklahoma increased 19.9% in 2015 with policy counts up 12.2%. An increase in new business production coupled with the implementation of increased rates during 2015 were the primary reasons for the increase in premium revenue in Oklahoma in 2015 compared to the same period last year. In addition, Georgia revenue increased 12.3% in 2015 with policy counts up 10.9% compared to December 31, 2014. Increased marketing efforts contributed to the increase in premium revenue in Georgia in 2015 compared to 2014. We expect to continue to look for opportunities to increase premium revenue in non-coastal regions of the states in which we operate in order to create more geographic diversification.

The reduction in catastrophe reinsurance cost significantly contributed to the improvement in underwriting margins in our property and casualty segment. The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. Our catastrophe retention remained unchanged at $4 million in 2015 and we maintain catastrophe reinsurance coverage with an upper limit of $72.5 million. Our catastrophe reinsurance also covers the cost of a second event up to the same $72.5 million upper limit, again with a $4 million retention. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million and the primary models utilized indicate that the Company's upper limit of reinsurance is adequate to cover up to approximately a 250 year event (an event with an estimated probability of occurrence of 0.4% in a given year). It is noted, however, that hurricane models are subject to significant risks and uncertainties and are continuously evolving. Catastrophe models are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple smaller catastrophe events that individually may not exceed our $4 million retention.

Under the catastrophe reinsurance program in 2015, the Company retained the first $4,000,000 in losses from each event.  Reinsurance coverage for 2015 was maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000

Additional details regarding the structure of our 2015 catastrophe reinsurance program can be found in Note 10 to the Consolidated Financial Statements.

Net investment income totaled $1,473,000 in 2015 compared to $1,737,000 in 2014; a decrease of $264,000. The primary reason for the decrease in net investment income in 2015 compared to 2014 was the change in value of our company owned life insurance (COLI). The change in value of the COLI decreased investment income $219,000 in 2015 compared to an increase to investment income of $68,000 for the same period last year. Persistent low investment yields also continue to hamper growth in investment income.

The P&C segment ended 2015 with realized capital gains of $190,000 compared to a realized capital loss totaling$356,000 for the same period in 2014. The realized capital gains were primarily from sales of fixed income investments. The primary reason for the realized capital loss in 2014 was a $552,000 write-down associated with a real estate investment. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year. The P&C segment was not impacted by the write-down of other-than-temporary impairments of fixed income or equity investments in 2015 or 2014.

Gain on company owned life insurance consists of proceeds in excess of cash surrender value on life insurance contracts. The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000 (including accumulated cash surrender value). The Company's original investment in company owned life insurance was $5,000,000 made in 2006 and 2007. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies with cash values ultimately returned tax free in the form of death benefits. The Company pays all premium and is the owner and principal beneficiary of these policies. The life insurance contracts are carried on the Consolidated Balance Sheet at their cash surrender value on the balance sheet date. Cash surrender value at December 31, 2015 and December 31, 2014 was $4,898,000 and $5,513,000, respectively. Changes in cash surrender values are included in income in the current period. The change in surrender value included in earnings for the periods ended December 31, 2015 and 2014 were a decline of $219,000 and an increase of $68,000, respectively. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy and proceeds in excess of cash surrender value are recognized as a gain on company owned life insurance. There were no gains on COLI recognized in income in 2015. Gains on COLI in excess of cash surrender value of $3,256,000 were recognized in income in 2014.

Other income was $620,000 in 2015 compared to $550,000 for the same period in 2014; a $70,000 increase. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percent of net earned premium other income was 1.2% 2015 compared to 1.1% in 2014.

Policyholder benefits and settlement expenses in the property and casualty segment were $29,461,000 in 2015 compared to $25,479,000 for the same period in 2014; an increase of $3,982,000 or 15.6%. The primary reason for the increase was a rise in reported losses and loss adjustment expenses (LAE) from cat events in 2015 compared to 2014.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the year ended December 31, 2015 and 2014 (dollars in thousands):

For the year ended December 31, 2015			For the year ended December 31, 2014
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 70 (Mar 25-26)	493	89	Cat 32 (Jan 5-8)	4	2
Cat 71 (Mar 31-Apr 1)	237	57	Cat 34 (Feb 11-14)	593	343
Cat 75 (Apr 18-21)	391	106	Cat 37 (Mar 27-29)	13	5
Cat 76 (Apr 24-28)	596	193	Cat 40 (Apr 27-May 1)	1,728	382
Cat 79 (May 6-13)	524	106	Cat 43 (May 18-23)	232	89
Cat 81 (May 23-28)	394	97	Cat 45 (Jun 3-5)	33	14
Cat 93 (Oct 2-6)	1,575	755	Cat 58 (Oct 12-14)	25	7
Cat 97 (Oct 24-26)	146	55
Cat 12 (Dec 23-24)	249	76
Cat 13 (Dec 26-27)	173	61
Misc cats less than $100k	595	194
Total Cat losses	$5,373	1,789	Total Cat losses	$2,628	842

Non-cat wind & hail	$5,615	1,923	Non-cat wind & hail	$5,902	2,062

During 2015, the P&C segment was impacted by 22 catastrophe events totaling $5,373,000 from 1,789 claims compared to reported losses and LAE from seven cat events totaling $2,628,000 from 842 claims in 2014. Claims reported from year to date 2015 cat events contributed 10.1 percentage points to the 2015 P&C segment loss ratio. In comparison, claims reported during 2014 from prior year cat events also contributed 5.2 percentage points to the year to date 2014 P&C segment loss ratio. The frequency of cat events was significantly higher in the current year leading to a 104.4% increase in total reported losses and LAE from cat events in 2015 compared to 2014. Claim counts from cat events were 1,789 in 2015 compared to 842 in 2014, an increase of 947 reported claims. Also, since each catastrophe event was less than our $4 million retention under our catastrophe reinsurance agreement, no catastrophe losses were covered by reinsurance in either 2015 or 2014.

The primary source of the overall increase in reported losses and LAE from cat events in 2015 was Cat 93 which occurred in early October. This cat event primarily impacted the state of South Carolina and accounted for 29.3% of the total reported losses and LAE claims from cat events for 2015 . In addition, we had 755 claims reported for Cat 93 accounting for 42.2% of total reported claims from cat events in 2015.

Non-catastrophe wind and hail claims reported in 2015 totaled $5,615,000 compared to non-catastrophe wind and hail claims reported in 2014 totaling $5,902,000; a decline of $287,000 or 4.9%. During 2015, the P&C segment had 1,923 non-cat wind and hail claims reported (an average of $2,900 per claim) compared to 2,062 claims reported during 2014 (an average of $2,900 per claim). Non-catastrophe wind and hail claims reported during 2015 accounted for 19.1% of total P&C segment incurred losses and LAE in the current year. Non-catastrophe wind and hail claims reported during 2014 accounted for 23.2% of total P&C segment incurred losses and LAE in 2014.

Year to date policyholder benefit payments were up in the property and casualty segment due to an increase in frequency of cat event related losses as well as an increase in reported fire losses in 2015 compared to the same period in the prior year. Reported fire losses were up $1,173,000 or 8.8% compared to fire losses reported during 2014. The P&C segment had 549 fire losses reported for the period ended December 31, 2015, totaling $14,472,000 compared to 535 fire claims reported for the same period in 2014 totaling $13,299,000. The average cost per claim was $26,400 for fire losses reported in 2015 compared to $24,900 for fire losses reported in 2014.

Deferred policy acquisition costs totaled $2,701,000 in 2015 compared to $2,565,000 in 2014. Deferred policy acquisition costs were comparable at 5.1% of earned premium revenue for 2015 and 2014. Deferred policy acquisition costs consist of amortization of previously capitalized distribution costs, primarily commissions.

Commission expense for 2015 was $7,572,000 (14.2% of premium revenue) compared to $7,103,000 (14.1% of premium revenue) for the same period in 2014. The primary reason for the $469,000 increase in commission expense during 2015 compared to 2014 was a 2.5% increase in gross written premium.

General and administrative expenses in the property and casualty segment totaled $6,735,000 in 2015 compared to $6,966,000 in 2014; a decrease of $231,000 or 3.3%. The primary reason for the decrease was a significant reduction in underwriting service related fees as well as a moderate decline in fees paid to actuarial consultants.

Insurance taxes, licenses and fees were $1,906,000 through December 31, 2015 compared to $1,826,000 for the same period in 2014. Insurance taxes, licenses and fees were 3.6% of premium revenue in 2015 and 2014.

The P&C segment ended 2015 with pretax income of $7,070,000 compared to pretax income of $11,527,000 for the same period in 2014. The $4,457,000 decrease in pretax income was primarily due to the company owned life insurance benefit received in 2014 that was not received in 2015. In addition, the significant increase in claims from cat events in 2015 compared to 2014 also contributed to the reduction in pretax income between years.

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

The results of these ratios for the past two years were as follows:

	2015	2014
Loss and LAE Ratio	55.42%	50.68%
Underwriting Expense Ratio	35.58%	36.71%
Combined Ratio	91.00%	87.39%
Maintaining a combined ratio below 100%, which indicates that the company is making an underwriting profit, depends upon many factors including hurricane activity in the Gulf of Mexico and the southern Atlantic coast, strict underwriting of risks, catastrophe reinsurance costs, severe thunderstorm frequency and the ability to obtain adequate and timely premium rates. A major hurricane hitting the coast of Alabama, Georgia, South Carolina, Mississippi or Louisiana could cause the combined ratio to fluctuate materially from year to year. In addition, most of the states that we write business are prone to severe thunderstorm and tornado activity with significant variations in the level of activity from year to year. The property and casualty subsidiaries maintain catastrophe reinsurance to minimize the effect of a major catastrophe; however, the geography of our coverage area, frequency of smaller catastrophe events and prohibitive cost of maintaining lower catastrophe deductibles and/or catastrophe aggregate coverage prevents us from further mitigating catastrophe risks.

During 2015, the P&C segment experienced an increase of 3.61 percentage points in the combined ratio compared to 2014. The primary reason for the increase was a $3,982,000 increase in claims in 2015 compared to 2014. Reported claims from cat events increased the 2015 combined ratio by 10.1 percentage points. In 2014 claims from cat events increased the 2014 combined ratio by 5.2 percentage points. While catastrophe events are unpredictable and beyond the control of management, management has sought to increase margins through efficiency measures and improved rate optimization. We believe that these efforts, while not eliminating volatility, will improve our ability to better absorb the impact of a major catastrophe or increased frequency of smaller catastrophe events. Management also continues to improve rate adequacy, reduce significant exposure concentrations and implement other risk management strategies in order to further improve underwriting profitability and reduce earnings volatility.

Non-insurance Operations:
The non-insurance operations of the Company consist of our parent company, The National Security Group, Inc. (NSG). The National Security Group has no material sources of revenue and relies on dividends and management service fees from our insurance subsidiaries to pay expenses. Dividends from subsidiaries are subject to insurance department approval and are subject to statutory restrictions. Subsidiary dividends are eliminated upon consolidation of the subsidiaries in the audited financial statements included herein. Revenues and expense for non-insurance operations for the year ended December 31, 2015 and 2014 are summarized below (amounts in thousands):

(dollars in thousands)	2015	2014
REVENUE
Net investment income	$76	$76
Net realized investment gains	—	1
Total Revenues	76	77

BENEFITS AND EXPENSES
General and administrative expenses	368	484
Interest expense	1,318	1,455
Total Expenses	1,686	1,939

INCOME (LOSS) BEFORE INCOME TAXES	$(1,610)	$(1,862)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014:
Revenue for non-insurance operations primarily consists of interest on investments. General and administrative expenses totaled $368,000 in 2015 compared to $484,000 for the same period last year; a 23.9% decline. The expenses of NSG are primarily associated with the public listing of our stock, taxes and fees, and directors' fees. The most significant item impacting the decline in general expenses were declines in interest costs related to deferred compensation plans and legal fees. Total interest expense associated with short-term and long-term borrowings of NSG was $1,318,000 for the period ended December 31, 2015 and $1,455,000 for the same period last year. The decline in interest expense is related to a reduction in debt outstanding.

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

At December 31, 2015, the Company's holdings in debt securities amounted to 83.7% of total investments and 63.6% of total assets. The Company utilizes the ratings of various Nationally Recognized Statistical Rating Organizations when classifying fixed maturity investments by quality rating.

The following is a breakdown of the Company's fixed maturity investments by quality rating:

	% of Total Bond Portfolio
S&P or Equivalent Ratings	2015	2014
AAA/AA+	40.59%	41.78%
AA	8.37%	7.92%
AA-	3.06%	3.03%
A+	4.63%	3.26%
A	4.88%	6.56%
A-	4.98%	6.32%
BBB+	9.31%	8.57%
BBB	14.20%	12.20%
BBB-	6.66%	7.64%
Below Investment Grade	3.32%	2.72%

There have been no material shifts in credit quality in the Company's fixed income portfolio. The slight increase in below investment grade securities has primarily been associated with our holdings in the energy sector. We have evaluated our current energy sector holdings for potential impairment, along with any other security with a market value of less than 80% of our amortized carrying value. Based on presently available information, we do not believe any below investment grade securities are other than temporarily impaired. Approximately 6% of our fixed income investments are in the energy sector with most of these securities currently carrying credit ratings of BBB- or below. Also, reductions in market value of these securities was the primary factor contributing to the increase in gross unrealized loss on corporate debt securities in the table that follows below. We currently have no fixed income investments in default.

The amortized cost and aggregate fair values of investments in securities at December 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$38,245	$747	$1,728	$37,264
Mortgage backed securities	15,324	157	224	15,257
Private label asset backed securities	6,029	24	380	5,673
Obligations of states and political subdivisions	14,654	869	47	15,476
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,825	413	96	18,142
Total fixed maturities	92,077	2,210	2,475	91,812
Equity securities	2,420	2,590	113	4,897
Total	$94,497	$4,800	$2,588	$96,709
Held-to-maturity securities:
Mortgage backed securities	$2,395	$62	$—	$2,457
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	44	3		47
Total	$2,439	$65	$—	$2,504

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$37,299	$1,773	$405	$38,667
Mortgage backed securities	12,691	214	153	12,752
Private label asset backed securities	1,261	38	3	1,296
Obligations of states and political subdivisions	14,919	993	13	15,899
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,854	525	107	18,272
Total fixed maturities	84,024	3,543	681	86,886
Equity securities	2,420	2,745	170	4,995
Total	$86,444	$6,288	$851	$91,881
Held-to-maturity securities:
Mortgage backed securities	$2,818	$69	$—	$2,887
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	290	5	—	295
Total	$3,108	$74	$—	$3,182

As shown in the tables above, the Company experienced an overall increase in fixed income investments in 2015 compared to the portfolio composition at December 31, 2014. Most of the increase within the fixed income portfolio was due to increase in asset backed securities and corporate debt securities. The increase in fixed income investments was driven by positive cash flow from operations which provided additional funds to invest.

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

A downside of investing in longer duration securities in the life segment is that the portfolio is exposed to more significant price volatility as market interest rates change. This exposure to sudden interest rate changes can lead to declines in market value of fixed income securities in a rising interest rate environment. Management currently maintains the life insurance portfolio in the intermediate range of 6.0 to guard against the adverse impact of rising rates. However, due to the necessity of matching the duration of liabilities as closely as possible in order to pass regulatory testing, some volatility in market value of the portfolio in a rising rate environment cannot be avoided.

At December 31, 2015, 3.32% of total investments in the fixed income portfolio were classified as below investment grade. In evaluating whether or not the equity loss positions were other-than-temporary impairments, management evaluated financial information on each company and, where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments. Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2015, the Company realized no other-than-temporary impairments related to fixed maturities or equity securities.

The amortized cost and aggregate fair value of debt securities at December 31, 2015, by contractual maturity, are as follows (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$726	$743
Due after one year through five years	13,251	13,217
Due after five years through ten years	34,082	33,294
Due after ten years	44,018	44,558
Total	$92,077	$91,812
Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	82	85
Due after five years through ten years	106	115
Due after ten years	2,251	2,304
Total	$2,439	$2,504

As discussed earlier, the majority of our longer duration securities are investments made to match longer duration liabilities in the life segment or, are investments in mortgage backed securities, primarily government agency. Due to the amortizing nature and the ability to prepay mortgage backed securities, actual maturities tend to be significantly shorter than contractual maturities.

Investment portfolio income
Investment returns with respect to the investment portfolio for the years ended December 31, 2015 and 2014 follows:

	Year Ended December 31,
	2015	2014
Net investment income	$3,462	$3,823
Average current yield on investments	3.1%	3.6%
Total return on investments	0.2%	6.6%
Net realized gains on investments (before taxes)	$503	$100
Change in accumulated net unrealized gains (before income taxes)	$(3,225)	$3,124

Average current yield on investments declined moderately due to the maturity of investments at higher book yields reinvested at current historically low interest rates. In this persistent low interest rate environment, generation of investment income will remain challenging which increases the importance of the generation of underwriting profits.

The total return on investments in 2015 decreased significantly compared to 2014. As discussed in the preceding paragraphs of this section on investments, most of this decrease in total return was driven by a combination of interest rate driven declines in fixed income investments and declines in market value of our energy sector bond holdings. Approximately 6% of our fixed income investments consist of bonds in the energy sector. We have evaluated each of these securities for potential impairment and, based on currently available information, believe that none of these securities are other than temporarily impaired. Our energy sector portfolio is diversified with our single largest bond holding in the sector having a par value of $1,000,000, composing less than 1% of our total investments. We currently have no fixed income investments in default.

Repurchase agreements
The Company's subsidiaries maintain repurchase agreements for cash held on deposit under which insurance regulations dictates that our policy requires 102% (100% minimum) of the fair value of the securities purchased to be maintained as collateral.  The repurchase investments are limited to government securities that are highly liquid and therefore, the investment is reflected on the balance sheet as a cash equivalent.    Due to a combination of the 102% collateral requirement and short term interest rates hovering near zero, we realize virtually no interest income from repurchase agreements/short term investments. However, repurchase agreements utilizing government agency securities do provide deposit protection for short term cash held in excess of FDIC deposit limits. The Company does not have any reverse repurchase agreements.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of December 31, 2015, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$726	$—	$726	0.77%
Maturity in 1-5 years	13,251	82	13,333	14.11%
Maturity in 5-10 years	34,082	106	34,188	36.17%
Maturity after 10 years	44,018	2,251	46,269	48.95%
	$92,077	$2,439	$94,516	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,247,000, or 5.7%, decline in the market value of fixed income investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,831,000, or 5.3%, in increases in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated.

At December 31, 2015, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $44,883,000, up $2,126,000 compared to $42,757,000 at December 31, 2014.  Components of the change in equity were net income of $4,697,000, decrease in accumulated unrealized gains on investments of $2,128,000, a net unrealized loss of $119,000 related to interest rate swaps and cash dividends paid totaling $402,000. Also contributing to the change in equity were 4,000 shares of common stock issued to directors as compensation under the 2009 Equity Incentive Plan previously approved by shareholders and an associated $74,000 increase in additional paid in capital.

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
While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 5.5% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $6,763,000 in cash and cash equivalents at December 31, 2015, compared to $6,426,000 at December 31, 2014. Cash provided by operating activities increased cash by $6,880,000 during year ended December 31, 2015 and was the primary contributor to the increase in cash compared to the previous year end. For the year ended December 31, 2014, cash provided by operating activities totaled $9,833,000. Operating cash flow generated in the property and casualty segment was the primary contributor to cash provided by operating activities in both years.

Net cash used in investing activities totaled $4,835,000 for the period ended December 31, 2015, compared to $4,974,000 for the same period last year. The reinvestment of maturities of fixed income securities was the primary cash related investment activity during the year ended December 31, 2015. For the period ended December 31, 2014, the investment of positive cash flow from operations was the primary contributor to cash used in investing activities of $4,974,000.

Net cash used in financing activities totaled $1,708,000 for the period ended December 31, 2015, compared to $3,420,000 for the same period last year. During the year ended December 31, 2015, the Company repaid a $500,000 long-term note payable and a $700,000 short-term note payable. As of December 31, 2015, a total of $5,143,000 remained outstanding on the note associated with the Mobile Attic settlement with the next installment due in November of 2016. This installment is $857,000 and is included in short-term notes payable. The Company maintains a $1,000,000 operating line of credit which matures in September 2017, as well as a $700,000 line of credit which was renewed in February of 2016, $1,000,000 of which was available at December 31, 2015.

The Company had a total of $17,358,000 of long-term debt outstanding as of December 31, 2015, compared to $18,715,000 at December 31, 2014, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note.

The following table reflects the anticipated cash flows associated with our short- and long-term contractual obligations and commitments as of December 31, 2015 (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 1 through 3	Years 4 through 5	More than 5 years
Notes payable	$857	$857	$—	$—	$—
Debt obligations[1]	$17,358	$—	$3,271	$1,715	$12,372
Interest on debt obligations[1]	$13,609	$1,272	$3,478	$1,269	$7,590
Property and casualty claim reserves[2]	$9,645	$5,882	$3,085	$482	$196
Future life insurance obligations[3]	$79,289	$4,742	$12,837	$7,537	$54,173

[1] Long-term debt, consisting of two separate issues of trust preferred securities, a line of credit and the long-term portion of an installment note is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2015 for each issue. Interest on long-term debt is accrued and settled quarterly on the trust preferred securities, monthly on the line of credit and annually on the installment note. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 8, Notes Payable and Long-term Debt, in the notes to Consolidated Financial Statements.

[2] The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated.

[3] Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies inforce at December 31, 2015. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of NSIC’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Contractual obligations reflected in the table above include the issuance of $9,279,000 in subordinated debentures completed on December 15, 2005. The subordinated debentures mature December 15, 2035. It is anticipated that principal payments will not be made before maturity. Also included in long-term debt is the issuance of $3,093,000 in subordinated debentures on June 21, 2007. This issue matures June 15, 2037 and may be prepaid at any time. Also included in long-term debt held by the Company is a line of credit in the amount of $700,000 which matures in March 2018. The line of credit had $700,000 drawn at December 31, 2015. In July 2012, the Company executed an installment note in the amount of $13,000,000 to finance the settlement obligation related to the Mobile Attic litigation. As of December 31, 2015, a total of $5,142,000 was outstanding with $857,000 included in short-term notes payable.

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

Our P&C segment is the primary source of dividends to the holding company. Due to a combination of growth opportunities and continued risk of capital exposure to weather related events, management is maintaining a conservative stance with regard to paying of dividends to the holding company. While we have made significant progress over the past three years, strengthening capital levels in the insurance subsidiaries and reduction of debt remains a priority.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2016 is statutorily limited to $1,510,000 in the life insurance subsidiary and $3,445,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with previous adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $2,000,000 in dividends from its subsidiaries during the year ended December 31, 2015.

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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group's life/health and property/casualty insurance subsidiaries are all in excess of 5 to 1 at December 31, 2015.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $13.9 million and $12.9 million at December 31, 2015 and 2014, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 17.9 and 17.4 at December 31, 2015 and 2014, respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $34.5 million and $32.3 million at December 31, 2015 and 2014, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 5.2 and 4.9 at December 31, 2015 and 2014, respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $10.7 million and $9.9 million at December 31, 2015 and 2014, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 37.8 and 36.1 at December 31, 2015 and 2014, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

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

When a claim is made under a policy we have reinsured, we initially pay the full amount owed to the policyholder or claimant. Subsequently, we initiate the process to recover any amounts due from reinsurers in accordance with the terms of the applicable reinsurance contract.

Reinsurance is maintained by the life and accident and health segment for losses that exceed $50,000 for any one insured.

NSFC and Omega generally reinsure with third parties any liability in excess of $250,000 on any single policy. During 2015, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2015 and 2014. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2015 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed.

The property and casualty subsidiaries utilize our actual in force policy data modeled utilizing two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Based on modeling results utilized in 2015 and 2014, the Company was reinsured at approximately a 250 year event level. While this estimate is subject to some uncertainty and model risk, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

At December 31, 2015, the estimated reinsurance recoverable recorded was $1,660,000 compared to $939,000 for the same period last year. The Company does not anticipate any issues with collection of the recorded amount. In 2015, catastrophe reinsurance premiums ceded totaled $5,477,000 compared to $6,166,000 ceded in 2014. Catastrophe reinsurance premiums are based on a premium calculation applying the agreed upon rate to the earned premium of the covered lines of business. The decline in ceded premium in 2015 is attributable to a 14.3% decline in the rate applied. In addition to catastrophe reinsurance, the Company placed reinstatement premium protection (RPP) reinsurance during 2015 and 2014 totaling $789,000 and $1,077,000, respectively.

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

At December 31, 2015 and 2014, the Company recorded $8,485,000 and $8,592,000, respectively, as an asset for DAC in the Consolidated Financial Statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, see Note 1 to our Consolidated Financial Statements.

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

At December 31, 2015, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, see Note 7 to our Consolidated Financial Statements.

The Company evaluates all tax positions taken on its U.S. federal income tax return. No material uncertainties exist for any tax positions taken by the Company.

Fair Values of Financial Instruments
Investments are recorded at fair value based upon quoted prices when available. Quoted prices are available for most investment debt and equity securities included in the financial statements. Further discussion of fair value methodology is discussed in Note 5 to the Consolidated Financial Statements. Periodically, the carrying values of an individual investment may become temporarily impaired because of time value, volatility, credit quality and existing market conditions. Management evaluates investments to determine whether the impairment is other-than-temporary. Evaluation criteria include credit quality of security, severity of decrease between cost and market value, length of time of the impairment and likelihood that the impairment will reverse in the near future. This evaluation requires significant assumptions, estimates and judgments by management. If the impairment is determined to be other-than-temporary, the investment is written down to the current fair value and a realized loss is recorded on the income statement. We have very limited exposure to less liquid and difficult to value investments.

Claim Liabilities
Property and casualty loss reserves are maintained to cover the estimated unpaid liability for losses and loss adjustment expenses with respect to reported and unreported incurred claims. Loss reserves are an estimation based on actuarial projection techniques common in the insurance industry. Reserves are management's expectations of what the settlement and administration of claims will cost. Management estimate of reserves are based on historical settlement patterns, estimated salvage and subrogation, and an appraisal of the related facts and circumstances. Management's reserve estimates are reviewed by consulting actuaries to determine their adequacy and reasonableness. The reserve analysis performed by management is reviewed by the actuaries during the third quarter each year with a final comprehensive review performed at year-end.

At December 31, 2015 and 2014, the recorded liability for loss and loss adjustment expense was $9,645,000 and $8,321,000, respectively, a $1,324,000 increase. The increase in property and casualty benefit and loss reserves is due to an increase in fourth quarter storm activity in 2015 compared to prior year. We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 9 to our Consolidated Financial Statements.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4.9 million. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its December 31, 2015 value, the fair value of the Company's common stock investments would decrease by approximately $490,000.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 5 in the consolidated financial statements present additional disclosures concerning fair values of Financial Assets and Financial Liabilities and are incorporated by reference herein.

The Company limits the extent of its market risk by purchasing securities that are backed by entities considered to be financially stable, the majority of the assets are issued by U.S. government sponsored entities or corporate entities with debt considered to be "investment grade". Also, the majority of all of the subsidiaries' CMO's are Planned Amortization Class (PAC) bonds. PAC bonds are typically the lowest risk CMO's, and provide greater cash flow predictability. Such securities with reduced risk typically have a lower yield, but higher liquidity, than higher-risk mortgage backed bonds. To reduce the risk of losing principal should prepayments exceed expectations, the Company generally does not purchase mortgage backed securities at significant premiums over par value.

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

8. Financial Statements and Supplementary Data

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. The National Security Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 8, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Warren Averett, LLC

Birmingham, Alabama
March 18, 2016

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS (In thousands)

	December 31, 2015	December 31, 2014

ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2015 - $2,504; 2014 - $3,182)	$2,439	$3,108
Fixed maturities available-for-sale, at estimated fair value (cost: 2015 - $92,077; 2014 - $84,024)	91,812	86,886
Equity securities available-for-sale, at estimated fair value (cost: 2015 - $2,420; 2014 - $2,420)	4,897	4,995
Trading securities	107	19
Mortgage loans on real estate, at cost	202	210
Investment real estate, at book value	3,291	3,735
Policy loans	1,655	1,530
Company owned life insurance	4,898	5,513
Other invested assets	3,256	3,553
Total Investments	112,557	109,549
Cash	6,763	6,426
Accrued investment income	797	797
Policy receivables and agents' balances, net	11,296	10,948
Reinsurance recoverable	1,660	939
Deferred policy acquisition costs	8,485	8,592
Property and equipment, net	1,946	2,013
Deferred income tax asset, net	3,824	3,189
Other assets	771	2,412
Total Assets	$148,099	$144,865
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$9,645	$8,321
Accident and health benefit and loss reserves	3,197	3,017
Life and annuity benefit and loss reserves	31,962	31,418
Unearned premiums	29,852	28,853
Policy and contract claims	826	996
Other policyholder funds	1,561	1,510
Short-term notes payable and current portion of long-term debt	857	857
Long-term debt	17,358	18,715
Accrued income taxes	101	487
Other liabilities	7,857	7,934
Total Liabilities	103,216	102,108
Contingencies
Shareholders' equity
Common stock	2,512	2,508
Additional paid-in capital	5,341	5,267
Accumulated other comprehensive income	525	2,772
Retained earnings	36,505	32,210
Total Shareholders' Equity	44,883	42,757
Total Liabilities and Shareholders' Equity	$148,099	$144,865

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014
REVENUES
Net premiums earned	$59,462	$56,653
Net investment income	3,462	3,823
Net realized investment gains	503	100
Gain on company owned life insurance	—	3,256
Other income	623	560
Total Revenues	64,050	64,392
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	34,148	30,882
Amortization of deferred policy acquisition costs	3,510	3,590
Commissions	7,952	7,459
General and administrative expenses	8,628	9,428
Taxes, licenses and fees	2,086	2,137
Interest expense	1,379	1,521
Total Benefits, Losses and Expenses	57,703	55,017

Income Before Income Taxes	6,347	9,375

INCOME TAX EXPENSE
Current	1,127	1,240
Deferred	523	519
	1,650	1,759

Net Income	$4,697	$7,616

INCOME PER COMMON SHARE BASIC AND DILUTED	$1.87	$3.04

DIVIDENDS DECLARED PER SHARE	$0.16	$0.12

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2015	2014

Net income	$4,697	$7,616

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $354 and $236 for 2015 and 2014, respectively	(2,128)	2,061
Unrealized gain (loss) on interest rate swap	(119)	(225)

Other comprehensive income (loss), net of tax	(2,247)	1,836

Comprehensive income	$2,450	$9,452

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2013	$33,472	$24,894	$936	$2,495	$5,147

Comprehensive loss:
Net income for 2014	7,616	7,616

Other comprehensive income (net of tax)	1,836		1,836

Common stock issued	133			13	120

Cash dividends	(300)	(300)

Balance at December 31, 2014	$42,757	$32,210	$2,772	$2,508	$5,267

Net income for 2015	4,697	4,697

Other comprehensive loss (net of tax)	(2,247)		(2,247)

Common stock issued	78			4	74

Cash dividends	(402)	(402)

Balance at December 31, 2015	$44,883	$36,505	$525	$2,512	$5,341

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$4,697	$7,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	299	480
Decrease (increase) in cash surrender value of company owned life insurance	219	(68)
Net realized gains on investments	(503)	(100)
Net realized gains on company owned life insurance	—	(3,256)
Deferred income taxes	523	519
Amortization of deferred policy acquisition costs	3,510	3,590
Changes in assets and liabilities:
Change in reinsurance recoverable	(721)	562
Policy acquisition costs deferred	(3,403)	(3,406)
Change in accrued income taxes	(386)	493
Change in net policy liabilities and claims	2,522	1,700
Change in other assets/liabilities, net	112	1,668
Other, net	11	35
Net cash provided by operating activities	6,880	9,833
Cash Flows from Investing Activities
Purchase of:
Held-to-maturity securities	—	(2,589)
Available-for-sale securities	(30,968)	(16,525)
Trading securities and short-term investments	(88)	—
Property and equipment	(138)	(324)
Proceeds from sale or maturities of:
Held-to-maturity securities	689	296
Available-for-sale securities	23,296	11,879
Real estate held for investment	444	—
Property and equipment	5	293
Other invested assets, net (including proceeds from company owned life insurance of $2,031 in 2015 and $2,034 in 2014)	1,925	1,996
Net cash used in investing activities	(4,835)	(4,974)
Cash Flows from Financing Activities
Change in other policyholder funds	51	63
Proceeds from long-term debt	—	1,475
Repayments of long-term debt	(1,357)	(3,958)
Change in short-term notes payable	—	(700)
Dividends paid	(402)	(300)
Net cash used in financing activities	(1,708)	(3,420)
Net change in cash and cash equivalents	337	1,439
Cash and cash equivalents, beginning of year	6,426	4,987
Cash and cash equivalents, end of period	$6,763	$6,426
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

Concentration of Risk
The Company's property and casualty subsidiaries, composing 90% of consolidated direct written premium, produced business during 2015 in eight states. However, 58% of property and casualty segment direct written premium is generated in the states of Alabama, Mississippi and Louisiana, subjecting the Company to significant geographic concentration. Consequently, adverse weather conditions or changes in the legal, regulatory or economic environment could adversely impact the Company.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015, one agency individually produced greater than 5% of the Company's direct written premium.

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

The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000 (including cash surrender value at the time of payment). The Company's original investment in company owned life insurance was $5,000,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at December 31, 2015 and December 31, 2014 was $4,898,000 and $5,513,000, respectively. Changes in cash surrender values are included in income in the current period. The change in surrender value included in earnings for the periods ended December 31, 2015 and 2014 was a decline of $219,000 and an increase of $68,000, respectively. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy and proceeds in excess of cash surrender value are recognized as a gain on company owned life insurance. Gains on COLI in excess of cash surrender value of $3,256,000 were recognized in income in 2014. There were no gains on COLI recognized in income in 2015.

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

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2003	7% graded to 6%
2004 - 2012	5.25%
2013 - 2015	4.25%

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,510,504 in 2015 and 2,501,659 in 2014.

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

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At December 31, 2015, the net amount exceeding FDIC insured limits was $3,535,000 at one financial institution. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At December 31, 2015, the single largest balance due from one agent totaled $584,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At December 31, 2015 and December 31, 2014, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2015, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The updated guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption to have a material impact on its financial position, results of operations or disclosures.

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

Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued guidance that requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are determined. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The guidance requires an entity to present on the face of the income statement or to disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. The guidance eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

Leases
In February 2016, the FASB issued guidance that requires lessees (for capital to recognize the lease liability and right-of-use asset at the commencement date of the lease. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Statutory net gains (losses) from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2015	2014
NSIC - including realized capital gains of $313 and $455, respectively	$1,488	$1,051
NSFC - including realized capital gains (losses) of $166 and ($477), respectively	$2,988	$6,590
Omega - including realized capital gains of $24 and $120, respectively	$771	$830
Statutory risk-based adjusted capital:
NSIC - including AVR of $820 and $832, respectively	$13,872	$12,924
NSFC - including investment in Omega of $7,189 and $6,364, respectively	$34,446	$32,314
Omega	$10,689	$9,864

The above amounts exclude allocation of direct expenses of the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2015 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$38,245	$747	$1,728	$37,264
Mortgage backed securities	15,324	157	224	15,257
Private label asset backed securities	6,029	24	380	5,673
Obligations of states and political subdivisions	14,654	869	47	15,476
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,825	413	96	18,142
Total fixed maturities	92,077	2,210	2,475	91,812
Equity securities	2,420	2,590	113	4,897
Total	$94,497	$4,800	$2,588	$96,709

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2015 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$2,395	$62	$—	$2,457
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	44	3	—	47
Total	$2,439	$65	$—	$2,504

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2014 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$37,299	$1,773	$405	$38,667
Mortgage backed securities	12,691	214	153	12,752
Private label asset backed securities	1,261	38	3	1,296
Obligations of states and political subdivisions	14,919	993	13	15,899
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,854	525	107	18,272
Total fixed maturities	84,024	3,543	681	86,886
Equity securities	2,420	2,745	170	4,995
Total	$86,444	$6,288	$851	$91,881

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

The amortized cost and aggregate fair value of debt securities at December 31, 2015, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$726	$743
Due after one year through five years	13,251	13,217
Due after five years through ten years	34,082	33,294
Due after ten years	44,018	44,558
Total	$92,077	$91,812

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	82	85
Due after five years through ten years	106	115
Due after ten years	2,251	2,304
Total	$2,439	$2,504

A summary of securities available-for-sale with unrealized losses as of December 31, 2015, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$18,205	$821	$3,783	$907	$21,988	$1,728	44
Mortgage backed securities	9,069	161	675	63	9,744	224	20
Private label asset backed securities	4,962	379	84	1	5,046	380	10
Obligations of state and political subdivisions	1,920	36	331	11	2,251	47	5
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	6,131	70	1,452	26	7,583	96	12
Equity securities	—	—	1,173	113	1,173	113	1
	$40,287	$1,467	$7,498	$1,121	$47,785	$2,588	92

There were no securities held-to-maturity with unrealized losses as of December 31, 2015.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of securities available-for-sale with unrealized losses as of December 31, 2014, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$6,306	$364	$1,843	$41	$8,149	$405	18
Mortgage backed securities	1,386	4	1,855	149	3,241	153	12
Private label asset backed securities	—	—	97	3	97	3	1
Obligations of state and political subdivisions	—	—	651	13	651	13	2
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	1,475	6	3,499	101	4,974	107	10
Equity securities	—	—	1,116	170	1,116	170	1
	$9,167	$374	$9,061	$477	$18,228	$851	44

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and less than 3.32% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the year ended December 31, 2015 and year ended December 31, 2014, the Company realized no other-than-temporary impairments.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major categories of investment income are summarized as follows (dollars in thousands):

	Year ended December 31,
	2015	2014
Fixed maturities	$3,464	$3,428
Equity securities	121	117
Mortgage loans on real estate	14	16
Investment real estate	8	12
Policy loans	121	113
Company owned life insurance change in surrender value	(219)	68
Other	145	265
	3,654	4,019
Less: Investment expenses	192	196
Net investment income	$3,462	$3,823
Major categories of realized investment gains and losses are summarized as follows (dollars in thousands):

	Year ended December 31,
	2015	2014
Fixed maturities	$536	$478
Other, principally real estate	(33)	(378)
Net realized investment gains	$503	$100
An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$(3,225)	$3,123
Deferred income tax	1,097	(1,062)
Net change in unrealized appreciation on available-for-sale securities	$(2,128)	$2,061

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$37,264	$—	$37,264	$—
Mortgage backed securities	15,257	—	15,257	—
Private label asset backed securities	5,673	—	5,673	—
Obligations of states and political subdivisions	15,476	—	15,476	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,142	18,142	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	4,897	3,724	—	1,173
Total Financial Assets	$96,816	$21,973	$73,670	$1,173
Financial Liabilities
Interest rate swap	$(1,419)	$—	$—	$(1,419)
Total Financial Liabilities	$(1,419)	$—	$—	$(1,419)

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2015, Level 3 fair value measurements of assets include $1,173,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of December 31, 2015, Level 3 fair value measurements of liabilities include $1,419,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 8.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015 (in thousands):

For the year ended December 31, 2015	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,116	$(1,238)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	57	(181)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,173	$(1,419)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2015:	$—	$—

For the year ended December 31, 2015, there were no assets or liabilities measured at fair values on a nonrecurring basis.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$38,667	$—	$38,667	$—
Mortgage backed securities	12,752	—	12,752	—
Private label asset backed securities	1,296	—	1,296	—
Obligations of states and political subdivisions	15,899	—	15,899	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,272	18,272	—	—
Trading securities	19	19	—	—
Equity securities available-for-sale	4,995	3,879	—	1,116
Total Financial Assets	$91,900	$22,170	$68,614	$1,116
Financial Liabilities
Interest rate swap	$(1,238)	$—	$—	$(1,238)
Total Financial Liabilities	$(1,238)	$—	$—	$(1,238)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2015 and December 31, 2014 are as follows (in thousands):

	December 31, 2015		December 31, 2014
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$2,439	$2,504	$3,108	$3,182
Mortgage loans	202	202	210	210
Policy loans	1,655	1,655	1,530	1,530
Company owned life insurance	4,898	4,898	5,513	5,513
Other invested assets	3,256	3,256	3,553	3,553
Liabilities and related instruments
Other policyholder funds	1,561	1,561	1,510	1,510
Short-term notes payable and current portion of long-term debt	857	857	857	857
Long-term debt	17,358	17,358	18,715	18,715

NOTE 6 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Building and improvements	$3,350	$3,367
Electronic data processing equipment	1,631	1,570
Furniture and fixtures	529	606
	5,510	5,543
Less accumulated depreciation	3,564	3,530
Property and equipment, net	$1,946	$2,013

Depreciation expense for the year ended December 31, 2015 was $168,000 ($306,000 for the year ended December 31, 2014).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2010. Tax returns have been filed through the year 2014.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $3,824,000 at December 31, 2015 and $3,189,000 at December 31, 2014.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of December 31, 2015	As of December 31, 2014
General expenses	$1,569	$1,371
Unearned premiums	2,039	1,961
Claims liabilities	730	849
Litigation settlement	1,748	2,040
AMT credit	816	1,240
Impairment on real estate owned	187	187
Unrealized loss on interest rate swaps	483	421
Deferred tax assets	7,572	8,069

Depreciation	(111)	(111)
Deferred policy acquisition costs	(2,885)	(2,921)
Unrealized gains on securities available-for-sale	(752)	(1,848)
Deferred tax liabilities	(3,748)	(4,880)
Net deferred tax asset	$3,824	$3,189

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Year ended December 31,
	2015	2014
Deferred policy acquisition costs	$(36)	$(63)
Impairments on real estate owned	—	(187)
Unearned premiums	(78)	(106)
General expenses	(198)	(45)
Depreciation	—	(8)
Claims liabilities	119	(149)
Litigation settlement	292	1,133
AMT credit	424	(905)
NOL carryforward	—	849
Deferred income tax expense	$523	$519

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Year ended December 31,
	2015	2014
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	(1.6)%	(1.2)%
Company owned life insurance	1.2%	(12.0)%
Small life deduction	(6.6)%	(3.1)%
Other, net	(1.0)%	1.1%
Effective federal income tax rate	26.0%	18.8%

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus".
The aggregate balance in this account, $2,520,000 at December 31, 2015, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred income tax liability not recognized is approximately $857,000 at December 31, 2015.

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31,
	2015	2014
Current portion of installment note payable due November 2015 with variable interest rate equal to the WSJ prime rate plus 1%. Unsecured.	857	857
	$857	$857

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of the following as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31,
	2015	2014
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity March 2018. Interest payments due quarterly. Unsecured.	$700	$700

Line of credit, $1,000,000 available, with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	—	500

Long term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long term portion due November 2016. Unsecured.	4,286	5,143

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,279	9,279

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,093	3,093
	$17,358	$18,715

Annual maturities of all outstanding debt for the next five years and beyond are as follows (dollars in thousands):

2016	2017	2018	2019	2020	Thereafter
$857	$857	$1,557	$857	$857	$13,230
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

The swaps entered into in 2009 and 2010 have fair values of $216,000 (liability) and $1,203,000 (liability), respectively, for a total liability of $1,419,000 at December 31, 2015 ($1,238,000 at December 31, 2014).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation loss of $119,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at December 31, 2015.  A net valuation loss of $225,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2014.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At December 31, 2015, the Company has securities on deposit with fair market values of $1,482,000 (all of which is posted as collateral). At December 31, 2014, the Company had securities on deposit with fair market values of $1,494,000 (all of which is posted as collateral). See Note 5 for additional information about the interest rate swaps.

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

	Year ended December 31,
	2015	2014
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$8,321	$8,734
Less reinsurance recoverable on unpaid losses	839	782
Net balances at beginning of year	7,482	7,952
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	30,900	25,385
Estimated claims and claim adjustment expenses for claims arising in prior years	(962)	846
Total increases	29,938	26,231
Claims and claim adjustment expense payments for claims arising in:
Current year	25,339	22,300
Prior years	3,816	4,401
Total payments	29,155	26,701
Net balance at end of year	8,265	7,482
Plus reinsurance recoverable on unpaid losses	1,380	839
Claims and claim adjustment expense reserves at end of year	$9,645	$8,321

The increase in claim and claim adjustment expense reserves is due to an increase in storm activity in the fourth quarter of 2015 compared to 2014.

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2015, the Company's estimate of unpaid losses and adjustment expenses for claims incurred in prior years related to catastrophes that exceeded our retention totaled $856,000 before reinsurance ($232,000 in 2014). Because the Company has exhausted its catastrophe coverage limits available for Hurricane Katrina any additional development will not be covered by reinsurance. The Company maintains no case reserves for losses in excess of catastrophe reinsurance upper limits at December 31, 2015 and maintained $99,000 in 2014.

NOTE 10 – REINSURANCE

The Company's insurance operations utilize reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the catastrophe reinsurance program, the Company retains the first $4,000,000 in losses from each catastrophe event.  Catastrophe reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000

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

At December 31, 2015, the largest reinsurance recoverable of a single reinsurer was $12,000 ($37,000 at December 31, 2014). Amounts reported as ceded incurred losses in both 2015 and 2014 were related to the development of losses from prior year catastrophes.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for years ended December 31, 2015 and 2014 amounted to $201,000 and $193,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options.

The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credited to the non-qualified deferred compensation plans for the years ended December 31, 2015 and 2014 amounted to approximately $68,000 and $137,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $250,000 costs incurred during 2015 and $150,000 in costs incurred during 2014 related to ESOP plan contributions. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

NOTE 12 – REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company is dependent on dividends from its insurance subsidiaries to fund operations and for the payment of shareholder dividends. Dividend payments from the insurance subsidiaries are subject to regulatory review/approval and statutory limitations. The statutory limitations are outlined as follows:

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2015, NSIC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $1,510,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2015, NSFC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $3,445,000.

The payment of any subsidiary dividend requires prior notice to the regulatory authorities who may disallow the dividend if, in their judgment, payment of the dividend would have an adverse effect on the surplus of the subsidiary. Additionally, there are other considerations that can limit the payment of dividends to amounts less than statutory limits. Some of these considerations include potential adverse impact on regulatory capital ratios and impact on ratings issued by rating agencies such as A.M. Best.

At December 31, 2015, securities with market values of $3,642,000 ($3,676,000 at December 31, 2014) were deposited with various states pursuant to statutory requirements.

NOTE 13 – SHAREHOLDERS' EQUITY

During the years ended December 31, 2015 and December 31, 2014, changes in shareholders' equity consisted of net income of $4,697,000 and $7,616,000, respectively; dividends paid of $402,000 in 2015 and $300,000 in 2014; reductions in accumulated other comprehensive income, net of applicable taxes, of $2,247,000 in 2015 and increases in accumulated other comprehensive income, net of applicable taxes, of $1,836,000 in 2014.  Other comprehensive gains and loss consisted of accumulated unrealized gains and losses on securities available for sale and unrealized loss on interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resolution or resolutions creating any series thereof, the remaining assets of the Company shall be divided and distributed among the holders of both classes of common stock, except as may otherwise be provided in any such resolution or resolutions.

The table below provides information regarding the Company's preferred and common stock as of December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,512,425	2,512,425	3,000,000	2,507,452	2,507,452

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

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Year ended December 31,
	2015	2014
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(816)	$(591)
Other comprehensive loss for period:
Other comprehensive loss before reclassifications	(119)	(225)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive loss	(119)	(225)
Balance at end of period	$(935)	$(816)
Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$3,588	$1,527
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(1,774)	2,297
Amounts reclassified from accumulated other comprehensive income	(354)	(236)
Net current period other comprehensive income (loss)	(2,128)	2,061
Balance at end of period	$1,460	$3,588
Total Accumulated Other Comprehensive Income at end of period	$525	$2,772

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2015 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$536	Net realized investment gains
	536	Total before tax
	(182)	Tax (expense) or benefit
	$354	Net of Tax

The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2014 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$357	Net realized investment gains
	357	Total before tax
	(121)	Tax (expense) or benefit
	$236	Net of Tax

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

Total assets by industry segment at December 31, 2015 and at December 31, 2014 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

December 31, 2015	$148,099	$84,435	$57,067	$6,597

December 31, 2014	$144,865	$81,648	$56,541	$6,676

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premium revenues and operating income by business segment for the years ended December 31, 2015 and 2014 are summarized below (dollars in thousands):

Year ended December 31, 2015	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$59,462	$53,162	$6,300	$—
Net investment income	3,462	1,473	1,913	76
Net realized investment gains (losses)	503	190	313	—
Other income	623	620	3	—
	64,050	55,445	8,529	76
BENEFITS AND EXPENSES
Policyholder benefits paid	34,148	29,461	4,687	—
Amortization of deferred policy acquisition costs	3,510	2,701	809	—
Commissions	7,952	7,572	380	—
General and administrative expenses	8,628	6,735	1,525	368
Taxes, licenses and fees	2,086	1,906	180	—
Interest expense	1,379	—	61	1,318
	57,703	48,375	7,642	1,686
Income (Loss) Before Income Taxes	$6,347	$7,070	$887	$(1,610)

Year ended December 31, 2014	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$56,653	$50,279	$6,374	$—
Net investment income	3,823	1,737	2,010	76
Net realized investment gains	100	(356)	455	1
Gain on company owned life insurance	3,256	3,256	—	—
Other income	560	550	10	—
	64,392	55,466	8,849	77
BENEFITS AND EXPENSES
Policyholder benefits paid	30,882	25,479	5,403	—
Amortization of deferred policy acquisition costs	3,590	2,565	1,025	—
Commissions	7,459	7,103	356	—
General and administrative expenses	9,428	6,966	1,978	484
Taxes, licenses and fees	2,137	1,826	311	—
Interest expense	1,521	—	66	1,455
	55,017	43,939	9,139	1,939
Income (Loss) Before Income Taxes	$9,375	$11,527	$(290)	$(1,862)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2015 and 2014, respectively:

	Year ended December 31,
	2015	2014
Life, accident and health operations premiums written:
Traditional life insurance	$4,519	$4,606
Accident and health insurance	1,867	1,921
Gross life, accident and health	6,386	6,527
Reinsurance premium ceded	(64)	(72)
Net life, accident and health premiums written	$6,322	$6,455
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$34,737	$33,184
Homeowners (Including mobile homeowners)	23,698	23,869
Other liability	1,988	1,873
Gross property and casualty	60,423	58,926
Reinsurance premium ceded	(6,356)	(7,177)
Net property and casualty written	$54,067	$51,749
Consolidated gross premiums written	$66,809	$65,453
Reinsurance premium ceded	(6,420)	(7,249)
Consolidated net premiums written	$60,389	$58,204

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2015 and 2014, respectively:

	Year ended December 31,
	2015	2014
Life, accident and health operations premiums earned:
Traditional life insurance	$4,487	$4,555
Accident and health insurance	1,877	1,891
Gross life, accident and health	6,364	6,446
Reinsurance premium ceded	(64)	(72)
Net life, accident and health premiums earned	$6,300	$6,374
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$33,789	$31,993
Homeowners (Including mobile homeowners)	23,800	23,669
Other liability	1,929	1,794
Gross property and casualty	59,518	57,456
Reinsurance premium ceded	(6,356)	(7,177)
Net property and casualty earned	$53,162	$50,279
Consolidated gross premiums earned	$65,882	$63,902
Reinsurance premium ceded	(6,420)	(7,249)
Consolidated net premiums earned	$59,462	$56,653

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

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the year ended December 31, 2015 was $1,376,000 ($1,537,000 in 2014). Cash paid for income taxes during the year ended December 31, 2015 was $1,546,000 ($741,000 in 2014).

During the year ended December 31, 2015, non-cash changes in equity included $4,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $74,000 increase in additional paid-in-capital.

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-K.

Schedule I. Summary of Investments Other Than Investments in Related Parties

THE NATIONAL SECURITY GROUP, INC. (dollars in thousands)
	December 31, 2015			December 31, 2014

	Cost	Fair Value	Amount per the Balance Sheet	Cost	Fair Value	Amount per the Balance Sheet
Securities Held-to-Maturity:
United States government	$44	$47	$44	$290	$295	$290
Mortgage backed securities	2,395	2,457	2,395	2,818	2,887	2,818
Total Securities Held-to-Maturity	2,439	2,504	2,439	3,108	3,182	3,108
Securities Available-for-Sale:
Equity Securities:
Banks and insurance companies	1,363	1,767	1,767	1,116	1,286	1,286
Industrial and all other	1,057	3,130	3,130	1,304	3,709	3,709
Total equity securities	2,420	4,897	4,897	2,420	4,995	4,995
Debt Securities:
United States government	17,825	18,142	18,142	17,854	18,272	18,272
States, municipalities and political subdivisions	14,654	15,476	15,476	14,919	15,899	15,899
Mortgage backed securities	15,324	15,257	15,257	12,691	12,752	12,752
Private label asset backed securities	6,029	5,673	5,673	1,261	1,296	1,296
Industrial and Miscellaneous	38,245	37,264	37,264	37,299	38,667	38,667
Total Debt Securities	92,077	91,812	91,812	84,024	86,886	86,886
Total Available-for-Sale	94,497	96,709	96,709	86,444	91,881	91,881
Total Securities	96,936	99,213	99,148	89,552	95,063	94,989
Trading securities	107	107	107	19	19	19
Mortgage loans on real estate	202	202	202	210	210	210
Investment real estate	3,291	3,291	3,291	3,735	3,735	3,735
Policy loans	1,655	1,655	1,655	1,530	1,530	1,530
Company owned life insurance	4,315	4,898	4,898	4,652	5,513	5,513
Other invested assets	3,256	3,256	3,256	3,553	3,553	3,553
Total investments	$109,762	$112,622	$112,557	$103,251	$109,623	$109,549

Schedule II. Condensed Financial Information of Registrant

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
(dollars in thousands)
	December 31,
	2015	2014
Assets
Fixed maturities available-for-sale, at estimated fair value	$1,482	$1,494
Investment real estate, at book value	356	356
Cash	991	271
Investment in subsidiaries (equity method) eliminated upon consolidation	58,986	57,541
Deferred income tax asset	3,435	5,071
Other assets	1,215	676
Total Assets	$66,465	$65,409
Liabilities and Shareholders' Equity
Liabilities
Accrued general expenses	$1,948	$1,842
Interest rate swaps	1,419	1,238
Short-term notes payable	857	857
Long-term debt	17,358	18,715
Total Liabilities	21,582	22,652
Total Shareholders' Equity	44,883	42,757
Total Liabilities and Shareholders' Equity	$66,465	$65,409

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME
(dollars in thousands)
	Years Ended December 31,
	2015	2014
Income
Dividends (eliminated upon consolidation)	$2,000	$2,500
Property transfer from subsidiary	—	—
Net realized investment gains (losses)	—	1
Holding company management service fees	1,001	958
Other income	75	76
	3,076	3,535
Expenses
State taxes	43	43
Interest	1,318	1,455
Other expenses	325	439
	1,686	1,937
Income before income taxes and equity in undistributed earnings of subsidiaries	1,390	1,598
Income tax expense	422	33
Income before equity in undistributed earnings of subsidiaries	968	1,565
Equity in undistributed earnings of subsidiaries	3,729	6,051
Net income	$4,697	$7,616

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Years Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$4,697	$7,616
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Equity in undistributed earnings of subsidiaries	(3,729)	(6,051)
Net realized investment gains	—	(1)
Deferred income tax expense	1,701	975
Other, net	(190)	267
Net cash provided by operating activities	2,479	2,806
Cash Flows from Investing Activities:
Net sales (purchases) of investments	—	—
Net cash provided by investing activities	—	—
Cash Flows from Financing Activities:
Net (repayments) proceeds from debt	(1,357)	(3,183)
Cash dividends	(402)	(300)
Net cash (used in) provided by financing activities	(1,759)	(3,483)
Net increase (decrease) in cash and cash equivalents	720	(677)
Cash, at beginning of year	271	948
Cash, at end of year	$991	$271

Notes to Condensed Financial Information of Registrant

Note 1 - Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles.  It is, therefore, suggested that this Condensed Financial Information be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant’s Annual Report as referenced in Form 10-K, Part II, Item 8, page 41.

Note 2 - Cash Dividends and Asset Transfers from Insurance Subsidiaries

In 2015, cash dividends of $2,000,000 were paid to the Registrant by its subsidiaries ($2,500,000 in 2014).

Schedule III. Supplementary Insurance Information

THE NATIONAL SECURITY GROUP, INC.
(dollars in thousands)			Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums	Unpaid Losses
At December 31, 2015:
Life and accident and health insurance			$5,035	$35,159	$14	$826
Property and casualty insurance			3,450	—	29,838	9,645
Total			$8,485	$35,159	$29,852	$10,471
At December 31, 2014:
Life and accident and health insurance			$5,245	$34,435	$13	$996
Property and casualty insurance			3,347	—	28,840	8,321
Total			$8,592	$34,435	$28,853	$9,317
	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions, Amortization of Policy Acquisition Costs	General Expenses, Taxes, Licenses and Fees
For the year ended December 31, 2015:
Life and accident and health insurance	$6,300	$1,913	$3	$4,687	$1,189	$1,705
Property and casualty insurance	53,162	1,473	620	29,461	10,273	8,641
Other	—	76	—	—	—	368
Total	$59,462	$3,462	$623	$34,148	$11,462	$10,714
For the year ended December 31, 2014:
Life and accident and health insurance	$6,374	$2,010	$10	$5,403	$1,381	$2,289
Property and casualty insurance	50,279	1,737	3,806	25,479	9,668	8,792
Other	—	76	—	—	—	484
Total	$56,653	$3,823	$3,816	$30,882	$11,049	$11,565
Note: Investment income and other operating expenses are reported separately by segment and not allocated.

Schedule IV. Reinsurance

THE NATIONAL SECURITY GROUP, INC.
(dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2015
Life insurance in force	$208,172	$9,318	$—	$198,854	—%
Premiums:
Life insurance and accident and health insurance	$6,364	$64	$—	$6,300	—%
Property and casualty insurance	59,518	6,356	—	53,162	—%
Total premiums	$65,882	$6,420	$—	$59,462	—%
For the year ended December 31, 2014
Life insurance in force	$212,068	$9,369	$—	$202,699	—%
Premiums:
Life insurance and accident and health insurance	$6,446	$72	$—	$6,374	—%
Property and casualty insurance	57,456	7,177	—	50,279	—%
Total premiums	$63,902	$7,249	$—	$56,653	—%

Schedule V. Valuation and Qualifying Accounts

The National Security Group, Inc
Years ended December 31, 2015 and 2014
(dollars in thousands)
	2015	2014
Balance, January 1 Allowance for Doubtful Accounts	$9	$10
Additions	2	4
Deletions	5	5
Balance, December 31 Allowance for Doubtful Accounts	$6	$9

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) and the smaller reporting company guidance - COSO for Smaller Reporting Companies released in 2007. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

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

Item 9B. Other Information
None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers
JACK E. BRUNSON (59) has served as a director since 1999 and as President of NSFC since 1997. He also serves on the Boards of Directors of NSFC and Omega. He joined the Company in 1982. Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (57) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He also holds the position of President of NSIC. He joined the Company in 1983. Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega. Mr. Brunson is a member of the Alabama State Bar.

BRIAN R. MCLEOD (47) currently serves as Vice President of Finance & Operations, CFO and Treasurer of the Company. From 1992-2002 he served as Controller. He joined the Company in 1992. Mr. McLeod is a Director of NSIC, NSFC, Omega and NATSCO. Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama. Mr. McLeod is a Certified Public Accountant.

The information contained in The National Security Group's definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2016 with respect to directors and executive officers of the Company as well as Corporate Governance, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2016 with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2016 with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information contained in The National Security Group's definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2016, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in The National Security Group's definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2016, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information contained in The National Security Group's definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2016, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained in The National Security Group's definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2016, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - December 31, 2015 and 2014

•	Consolidated Statements of Income (Loss) - Years ended December 31, 2015 and 2014

•	Consolidated Statements of Shareholders' Equity - Years ended December 31, 2015 and 2014

•	Consolidated Statements of Cash Flows - Years ended December 31, 2015 and 2014

•	Consolidated Notes to the Financial Statements

2.	Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.
Schedule I	Summary of Investments Other Than Investments in Related Parties
Schedule II	Condensed Financial Information of the Registrant
Schedule III	Supplementary Insurance Information
Schedule IV	Reinsurance
Schedule V	Valuation and Qualifying Accounts

3.	Exhibits filed as part of this Form 10-K:

11.	Computation of Earnings Per Share filed Herewith, See Note 1 to Consolidated Financial Statements.
14.	Code of Ethics, See Additional Information in Part 1, Item 1 of This Report
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
October 22, 2015	October 23, 2015	Press release announcing quarterly dividend.
November 13, 2015	November 13, 2015	Press release announcing financial results for the period ended September 30, 2015.

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

Date: March 18, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 18, 2016:
SIGNATURE

/s/ Winfield Baird	/s/ Frank B. O'Neil
/s/ Fleming Brooks	/s/ Mickey L. Murdock
/s/ Jack E. Brunson	/s/ Donald Pittman
/s/ William L. Brunson, Jr.	/s/ Paul C. Wesch
/s/ Fred D. Clark, Jr.	/s/ Walter P. Wilkerson