Form 10-Q
period 2016-03-31
NATIONAL SECURITY GROUP INC
filed 2016-05-13
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2016

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

As of May 13, 2016, there were 2,512,425 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2016 - $2,475; 2015 - $2,504)	$2,370	$2,439
Fixed maturities available-for-sale, at estimated fair value (cost: 2016 - $93,990; 2015 - $92,077)	95,319	91,812
Equity securities available-for-sale, at estimated fair value (cost: 2016 - $2,420; 2015 - $2,420)	5,057	4,897
Trading securities	107	107
Mortgage loans on real estate, at cost	190	202
Investment real estate, at book value	3,291	3,291
Policy loans	1,676	1,655
Company owned life insurance	4,932	4,898
Other invested assets	3,185	3,256
Total Investments	116,127	112,557
Cash	4,163	6,763
Accrued investment income	848	797
Policy receivables and agents' balances, net	11,776	11,296
Reinsurance recoverable	1,446	1,660
Deferred policy acquisition costs	8,542	8,485
Property and equipment, net	2,004	1,946
Deferred income tax asset, net	3,141	3,824
Other assets	565	513
Total Assets	$148,612	$147,841
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$8,244	$9,645
Accident and health benefit and loss reserves	3,173	3,197
Life and annuity benefit and loss reserves	32,016	31,962
Unearned premiums	30,543	29,852
Policy and contract claims	856	826
Other policyholder funds	1,584	1,561
Short-term notes payable and current portion of long-term debt	857	857
Long-term debt	17,102	17,100
Accrued income taxes	172	101
Other liabilities	7,298	7,857
Total Liabilities	101,845	102,958
Contingencies
Shareholders' equity
Common stock	2,512	2,512
Additional paid-in capital	5,341	5,341
Accumulated other comprehensive income	1,581	525
Retained earnings	37,333	36,505
Total Shareholders' Equity	46,767	44,883
Total Liabilities and Shareholders' Equity	$148,612	$147,841

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended March 31,
	2016	2015
REVENUES
Net premiums earned	$15,165	$14,706
Net investment income	991	1,002
Net realized investment gains	7	142
Other income	154	158
Total Revenues	16,317	16,008
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	9,047	8,262
Amortization of deferred policy acquisition costs	787	899
Commissions	2,108	2,055
General and administrative expenses	2,129	2,031
Taxes, licenses and fees	600	655
Interest expense	345	320
Total Benefits, Losses and Expenses	15,016	14,222

Income Before Income Taxes	1,301	1,786

INCOME TAX EXPENSE
Current	221	471
Deferred	139	7
	360	478

Net Income	$941	$1,308

INCOME PER COMMON SHARE BASIC AND DILUTED	$0.37	$0.52

DIVIDENDS DECLARED PER SHARE	$0.045	$0.04

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2016	2015

Net income	$941	$1,308

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains on securities, net of reclassification adjustment of $12 and $94 for 2016 and 2015, respectively	1,158	365
Unrealized loss on interest rate swap	(102)	(117)

Other comprehensive income, net of tax	1,056	248

Comprehensive income	$1,997	$1,556

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital

Balance at December 31, 2015 (AUDITED)	$44,883	$36,505	$525	$2,512	$5,341

Net income for March 31, 2016	941	941

Other comprehensive income (net of tax)	1,056		1,056

Cash dividends	(113)	(113)

Balance at March 31, 2016	$46,767	$37,333	$1,581	$2,512	$5,341

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Three months ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$941	$1,308
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	85	79
Increase in cash surrender value of company owned life insurance	(34)	(44)
Net realized gains on investments	(7)	(142)
Deferred income taxes	139	7
Amortization of deferred policy acquisition costs	787	899
Changes in assets and liabilities:
Change in accrued investment income	(51)	(45)
Change in reinsurance recoverable	214	(571)
Policy acquisition costs deferred	(844)	(893)
Change in accrued income taxes	71	5
Change in net policy liabilities and claims	(1,137)	1,075
Change in other assets/liabilities, net	(695)	1,247
Other, net	8	8
Net cash provided by (used in) operating activities	(523)	2,933
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(4,613)	(7,582)
Property and equipment	(97)	(69)
Proceeds from sale or maturities of:
Held-to-maturity securities	74	346
Available-for-sale securities	2,666	5,256
Other invested assets, net	(17)	383
Net cash used in investing activities	(1,987)	(1,666)
Cash Flows from Financing Activities
Change in other policyholder funds	23	15
Repayments of long-term debt	—	(500)
Dividends paid	(113)	(100)
Net cash used in financing activities	(90)	(585)
Net change in cash and cash equivalents	(2,600)	682
Cash and cash equivalents, beginning of year	6,763	6,426
Cash and cash equivalents, end of period	$4,163	$7,108
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary, Omega One Insurance Company (Omega).  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. All significant intercompany transactions and accounts have been eliminated. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which includes information and disclosures not presented herein.

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,512,425 at March 31, 2016 and 2,507,452 at March 31, 2015. The Company did not have any dilutive securities as of March 31, 2016 and 2015.

Reclassifications
Certain 2015 amounts have been reclassified from the prior year condensed consolidated financial statements to conform to the 2016 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At March 31, 2016, the net amount exceeding FDIC insured limits was $2,099,000 at one financial institution. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At March 31, 2016, the single largest balance due from one agent totaled $902,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At March 31, 2016 and December 31, 2015, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At March 31, 2016, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

Change in Accounting Principle:

Effective January 1, 2016, the Company elected to change its method of presentation relating to placement fees associated with the issuance of trust preferred securities in accordance with FASB ASU 2015-03. Prior to 2016, the Company’s policy was to present these fees in Other Assets on the balance sheet, net of accumulated amortization. Beginning in 2016, the Company has presented these fees as a direct reduction in the related note payable.

Accounting Changes Not Yet Adopted

Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on a comprehensive new revenue recognition standard. This standard will not impact accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. The guidance requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued a deferral of the effective date by one year. This guidance is effective retrospectively for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption of this standard is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Although insurance contracts are specifically scoped out of this new guidance, the Company has minor services that may be subject to the new revenue recognition guidance and are still in the process of evaluating the impact, if any, the guidance may have on its condensed consolidated financial statements.

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

Leases
In February 2016, the FASB issued guidance that requires lessees (for capital and operating leases) to recognize the lease liability and right-of-use asset at the commencement date of the lease. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

Contingent Put and Call Options in Debt Instruments
In March 2016, the FASB issued guidance that clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

those years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

Recently Adopted Accounting Standards

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
In January 2015, the FASB issued guidance that eliminates from GAAP the concept of extraordinary items. The Company adopted this standard on January 1, 2016. This guidance did not have a material effect on results of operations or financial position.

Amendments to the Consolidation Analysis
In February 2015, the FASB issued additional guidance regarding the consolidation of certain legal entities. The guidance modifies the evaluation of whether or not limited partnerships and similar legal entities are variable interest entities (VIEs) and the consolidation analysis of entities involved with VIEs, particularly those that have fee arrangements and related party relationships. The Company adopted this standard on January 1, 2016. This guidance did not have a material effect on results of operations or financial position.

Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The Company adopted this standard retrospectively on January 1, 2016, which resulted in the reclassification of $258,000 of unamortized debt issuance costs related to Company borrowings from other assets to long-term debt within our condensed consolidated balance sheet as of December 31, 2015. The adoption also resulted in the reclassification of $3,000 from general expenses to interest expense for the three months ended March 31, 2015.

Disclosure about Short-Duration Contracts
In May 2015, the FASB issued guidance that enhances disclosure about short-duration insurance liabilities to help users understand the nature, amount, timing and uncertainty of future cash flows related to insurance liabilities and the effect of those cash flows on the statement of comprehensive income. The Company adopted this standard on January 1, 2016. Required disclosures will be included in the notes to consolidated financial statements included in the Company's 2016 Annual Report on Form 10-K and in interim reports beginning in 2017.

Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued guidance that requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The guidance requires an entity to present on the face of the income statement or to disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this standard on January 1, 2016. This guidance did not have a material effect on results of operations or financial position.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

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

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of March 31, 2016 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$38,378	$1,157	$1,173	$38,362
Mortgage backed securities	14,212	370	103	14,479
Private label asset backed securities	8,866	40	631	8,275
Obligations of states and political subdivisions	13,933	938	3	14,868
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,601	744	10	19,335
Total fixed maturities	93,990	3,249	1,920	95,319
Equity securities	2,420	2,747	110	5,057
Total	$96,410	$5,996	$2,030	$100,376

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of March 31, 2016 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$2,332	$102	$—	$2,434
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	38	3	—	41
Total	$2,370	$105	$—	$2,475

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

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

The amortized cost and aggregate fair value of debt securities at March 31, 2016, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$2,038	$2,069
Due after one year through five years	15,799	16,127
Due after five years through ten years	34,131	33,956
Due after ten years	42,022	43,167
Total	$93,990	$95,319

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	66	69
Due after five years through ten years	99	108
Due after ten years	2,205	2,298
Total	$2,370	$2,475

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

A summary of securities available-for-sale with unrealized losses as of March 31, 2016, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$8,769	$284	$4,349	$889	$13,118	$1,173	25
Mortgage backed securities	2,393	79	710	24	3,103	103	11
Private label asset backed securities	4,985	414	1,790	217	6,775	631	10
Obligations of state and political subdivisions	—	—	339	3	339	3	1
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	995	3	352	7	1,347	10	3
Equity securities	—	—	1,176	110	1,176	110	1
	$17,142	$780	$8,716	$1,250	$25,858	$2,030	51

There were no securities held-to-maturity with unrealized losses as of March 31, 2016.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and less than 5.14% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the three months ended March 31, 2016 and year ended December 31, 2015, the Company realized no other-than-temporary impairments. At March 31, 2016, the single largest loss not realized as an impairment was in the bond portfolio and totaled $247,000. The second largest loss position was in the bond portfolio and totaled $245,000. The third largest loss position was in the bond portfolio and totaled $196,000. At December 31, 2015, the single largest loss not realized as an impairment was in the bond portfolio and totaled $252,000. The second largest loss position was in the bond portfolio and totaled $211,000. The third largest loss position was in the bond portfolio and totaled $186,000.

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015
Fixed maturities	$901	$894
Equity securities	28	30
Mortgage loans on real estate	1	4
Investment real estate	2	2
Policy loans	32	29
Company owned life insurance change in surrender value	34	44
Other	49	42
	1,047	1,045
Less: Investment expenses	56	43
Net investment income	$991	$1,002

Major categories of realized investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015
Fixed maturities	$17	$142
Other, principally real estate	(10)	—
Net realized investment gains	$7	$142

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$1,754	$(3,225)
Deferred income tax	(596)	1,097
Net change in unrealized appreciation on available-for-sale securities	$1,158	$(2,128)

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

Marketable debt instruments in this category generally include asset-backed securities and certain floating-rate notes, corporate bonds, and municipal bonds.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$38,362	$—	$38,362	$—
Mortgage backed securities	14,479	—	14,479	—
Private label asset backed securities	8,275	—	8,275	—
Obligations of states and political subdivisions	14,868	—	14,868	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	19,335	19,335	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	5,057	3,881	—	1,176
Total Financial Assets	$100,483	$23,323	$75,984	$1,176
Financial Liabilities
Interest rate swap	$(1,574)	$—	$—	$(1,574)
Total Financial Liabilities	$(1,574)	$—	$—	$(1,574)

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

As of March 31, 2016, Level 3 fair value measurements of assets include $1,176,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

As of March 31, 2016, Level 3 fair value measurements of liabilities include $1,574,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 (in thousands):

For the three months ended March 31, 2016	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,173	$(1,419)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	3	(155)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,176	$(1,574)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2016:	$—	$—

For the three months ended March 31, 2016, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016		December 31, 2015
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$2,370	$2,475	$2,439	$2,504
Mortgage loans	190	190	202	202
Policy loans	1,676	1,676	1,655	1,655
Company owned life insurance	4,932	4,932	4,898	4,898
Other invested assets	3,185	3,185	3,256	3,256
Liabilities and related instruments
Other policyholder funds	1,584	1,584	1,561	1,561
Short-term notes payable and current portion of long-term debt	857	857	857	857
Long-term debt	17,102	17,102	17,100	17,100

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Building and improvements	$3,348	$3,350
Electronic data processing equipment	1,726	1,631
Furniture and fixtures	533	529
	5,607	5,510
Less accumulated depreciation	3,603	3,564
Property and equipment, net	$2,004	$1,946
Depreciation expense for the three months ended March 31, 2016 was $39,000 ($168,000 for the year ended December 31, 2015).

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2010. Tax returns have been filed through the year 2014.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $3,141,000 at March 31, 2016 and $3,824,000 at December 31, 2015.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of March 31, 2016	As of December 31, 2015
General expenses	$1,487	$1,569
Unearned premiums	2,082	2,039
Claims liabilities	724	730
Litigation settlement	1,748	1,748
AMT credit	742	816
Impairment on real estate owned	187	187
Unrealized loss on interest rate swaps	535	483
Deferred tax assets	7,505	7,572

Depreciation	(112)	(111)
Deferred policy acquisition costs	(2,904)	(2,885)
Unrealized gains on securities available-for-sale	(1,348)	(752)
Deferred tax liabilities	(4,364)	(3,748)
Net deferred tax asset	$3,141	$3,824

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015
Deferred policy acquisition costs	$19	$(2)
Unearned premiums	(43)	(48)
General expenses	82	(44)
Depreciation	1	(4)
Claims liabilities	6	(14)
AMT credit	74	119
Deferred income tax expense	$139	$7

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Three months ended March 31,
	2016	2015
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	(1.8)%	(1.5)%
Company owned life insurance	(0.9)%	(0.8)%
Small life deduction	(4.4)%	(3.2)%
Other, net	0.8%	(1.8)%
Effective federal income tax rate	27.7%	26.7%

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,	December 31,
	2016	2015
Current portion of installment note payable due November 2016 with variable interest rate equal to the WSJ prime rate plus 1%. Unsecured.	857	857
	$857	$857
Long-term debt consisted of the following as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,	December 31,
	2016	2015
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity March 2018. Interest payments due quarterly. Unsecured.	$700	$700

Line of credit, $1,000,000 available, with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	—	—

Long term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long term portion due November 2016. Unsecured.	4,286	4,286

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; net of $185,000 in debt issuance cost ($187,000 in 2015); maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,094	9,092

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; applied to the outstanding principal; net of $70,000 in debt issuance cost ($71,000 in 2015); maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,022	3,022
	$17,102	$17,100

The Company has entered into various swap agreements related to the trust preferred securities. On March 19, 2009, the Company entered into a forward swap effective September 17, 2012, with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued June 21, 2007. Quarterly, commencing September 17, 2012, under the terms of the forward swap, the Company will pay interest at a fixed rate of 7.02% until March 15, 2019. On May 26, 2010, the Company entered into a forward swap with a notional amount of $9,000,000 effective December 15, 2015, which hedges against changes in cash flows following the termination of the fixed rate period. Quarterly, commencing March 16, 2016 under the terms of the forward swap, the Company pays interest at a fixed rate of 8.49% until March 15, 2020.

The swaps entered into in 2009 and 2010 have fair values of $243,000 (liability) and $1,331,000 (liability), respectively, for a total liability of $1,574,000 at March 31, 2016 ($1,419,000 at December 31, 2015).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation loss of $102,000 (net of tax)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

is included in accumulated other comprehensive income related to the swap agreements at March 31, 2016.  A net valuation loss of $119,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2015.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At March 31, 2016, the Company has securities on deposit with fair market values of $1,515,000 and cash of $230,000 (all of which is posted as collateral). At December 31, 2015, the Company had securities on deposit with fair market values of $1,482,000 and cash of $130,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

maximum of $50,000 of coverage per individual life.  The cost of reinsurance is amortized over the contract period of the reinsurance.

At March 31, 2016, the largest reinsurance recoverable of a single reinsurer was $17,000 ($12,000 at December 31, 2015). Amounts reported as ceded incurred losses in both 2016 and 2015 were related to the development of losses from prior year catastrophes.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the three months ended March 31, 2016 and 2015 amounted to $68,000 and $43,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options. The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited to the non-qualified deferred compensation plans for the three months ended March 31, 2016 and 2015 amounted to approximately $64,000 and $45,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $150,000 costs incurred in the first quarter of 2016 and no costs incurred in the first quarter of 2015 related to ESOP plan contributions. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

NOTE 10 – SHAREHOLDERS' EQUITY

During the three months ended March 31, 2016 and year ended December 31, 2015, changes in shareholders' equity consisted of net income of $941,000 and $4,697,000, respectively; dividends paid of $113,000 in 2016 and $402,000 in 2015; increases in accumulated other comprehensive income, net of applicable taxes, of $1,056,000 in 2016 and decreases in accumulated other comprehensive income, net of applicable taxes, of $2,247,000 in 2015.  Other comprehensive gains and loss consisted of accumulated unrealized gains and losses on securities available for sale and unrealized loss on interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The table below provides information regarding the Company's preferred and common stock as of March 31, 2016 and December 31, 2015:

	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,512,425	2,512,425

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Three months ended March 31,
	2016	2015
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(935)	$(816)
Other comprehensive loss for period:
Other comprehensive loss before reclassifications	(102)	(117)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive loss	(102)	(117)
Balance at end of period	$(1,037)	$(933)
Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$1,460	$3,588
Other comprehensive income for period:
Other comprehensive income before reclassifications	1,170	459
Amounts reclassified from accumulated other comprehensive income	(12)	(94)
Net current period other comprehensive income	1,158	365
Balance at end of period	$2,618	$3,953
Total Accumulated Other Comprehensive Income at end of period	$1,581	$3,020

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2016 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$18	Net realized investment gains
	18	Total before tax
	(6)	Tax (expense) or benefit
	$12	Net of Tax

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2015 (dollars in thousands):

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$142	Net realized investment gains
	142	Total before tax
	(48)	Tax (expense) or benefit
	$94	Net of Tax

NOTE 12 – SEGMENTS

The Company’s property and casualty insurance operations comprise one business segment. The property and casualty insurance segment primarily underwrites home insurance coverage with primary lines of business consisting of dwelling fire and extended coverage, homeowners (including mobile homeowners) and other liability.

Management organizes the business utilizing a niche strategy focusing on lower valued dwellings.  Our chief decision makers (Chief Executive Officer, Chief Financial Officer and President) review results and operating plans making decisions on resource allocations on a company-wide basis.  The Company’s products are primarily produced through independent agents within the states in which we operate.

The Company’s life and accident and health operations comprise the second business segment.  The life and accident and health insurance segment consists of two lines of business: traditional life insurance and accident and health insurance.

Total assets by industry segment at March 31, 2016 and at December 31, 2015 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

March 31, 2016	$148,612	$84,837	$57,638	$6,137

December 31, 2015	$147,841	$84,435	$57,067	$6,339

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

Premium revenues and operating income by business segment for the quarters ended March 31, 2016 and 2015 are summarized below (dollars in thousands):

Three months ended March 31, 2016	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,165	$13,601	$1,564	$—
Net investment income	991	453	521	17
Net realized investment gains (losses)	7	—	7	—
Other income	154	153	1	—
	16,317	14,207	2,093	17
BENEFITS AND EXPENSES
Policyholder benefits paid	9,047	7,862	1,185	—
Amortization of deferred policy acquisition costs	787	696	91	—
Commissions	2,108	2,016	92	—
General and administrative expenses	2,129	1,421	505	203
Taxes, licenses and fees	600	535	65	—
Interest expense	345	—	18	327
	15,016	12,530	1,956	530
Income (Loss) Before Income Taxes	$1,301	$1,677	$137	$(513)

Three months ended March 31, 2015	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$14,706	$13,122	$1,584	$—
Net investment income	1,002	490	493	19
Net realized investment gains	142	31	111	—
Other income	158	157	1	—
	16,008	13,800	2,189	19
BENEFITS AND EXPENSES
Policyholder benefits paid	8,262	6,777	1,485	—
Amortization of deferred policy acquisition costs	899	675	224	—
Commissions	2,055	1,968	87	—
General and administrative expenses	2,031	1,540	337	154
Taxes, licenses and fees	655	544	111	—
Interest expense	320	—	10	310
	14,222	11,504	2,254	464
Income (Loss) Before Income Taxes	$1,786	$2,296	$(65)	$(445)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2016 and 2015, respectively:

	Three months ended March 31,
	2016	2015
Life, accident and health operations premiums written:
Traditional life insurance	$1,119	$1,137
Accident and health insurance	418	419
Gross life, accident and health	1,537	1,556
Reinsurance premium ceded	(25)	(15)
Net life, accident and health premiums written	$1,512	$1,541
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$9,192	$8,728
Homeowners (Including mobile homeowners)	5,712	5,751
Other liability	523	505
Gross property and casualty	15,427	14,984
Reinsurance premium ceded	(1,002)	(1,491)
Net property and casualty written	$14,425	$13,493
Consolidated gross premiums written	$16,964	$16,540
Reinsurance premium ceded	(1,027)	(1,506)
Consolidated net premiums written	$15,937	$15,034

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2016 and 2015, respectively:

	Three months ended March 31,
	2016	2015
Life, accident and health operations premiums earned:
Traditional life insurance	$1,173	$1,178
Accident and health insurance	416	421
Gross life, accident and health	1,589	1,599
Reinsurance premium ceded	(25)	(15)
Net life, accident and health premiums earned	$1,564	$1,584
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$8,662	$8,200
Homeowners (Including mobile homeowners)	5,906	5,948
Other liability	493	465
Gross property and casualty	15,061	14,613
Reinsurance premium ceded	(1,460)	(1,491)
Net property and casualty earned	$13,601	$13,122
Consolidated gross premiums earned	$16,650	$16,212
Reinsurance premium ceded	(1,485)	(1,506)
Consolidated net premiums earned	$15,165	$14,706

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

NOTE 13 – CONTINGENCIES

The Company and its subsidiaries continue to be named individually as parties to litigation related to the conduct of their insurance operations.  These suits involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of the Company's subsidiaries, and other miscellaneous causes of action.

The Company's property & casualty subsidiaries are defending a limited number of matters filed in the aftermath of Hurricane Ike in Texas.  These actions include individual lawsuits with allegations of underpayment of hurricane-related claims.

The various suits seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.  The Company has reserves set up on litigated claims and the reserves are included in benefit and loss reserves.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2016 was $277,000 ($280,000 in 2015). Cash paid for income taxes during the three months ended March 31, 2016 was $150,000 ($500,000 in 2015).

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-Q.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of March 31, 2016, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2016 and 2015, and the related condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2016. These condensed consolidated financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2015, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Birmingham, Alabama
May 13, 2016

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three month periods ended March 31, 2016 and 2015.

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

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part 1, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Information in this discussion is presented in whole dollars rounded to the nearest thousand. Tabular amounts are presented in thousands.

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in ten states with 48.1% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 90.5% of gross earned premium revenue in the first three months of 2016.  Revenue generated from the life segment accounted for 9.5% of gross insurance premium revenue in the first three months 2016.

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

The property and casualty segment consists of the consolidated operations of two subsidiaries, National Security Fire and Casualty Company and its wholly owned subsidiary, Omega One Insurance Company. Omega One currently has no direct written premium. The Property and Casualty segment has premium in-force in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

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

The two primary segments in which we report insurance operations are the personal lines property and casualty segment (NSFC) and the life, accident and health insurance segment (NSIC).  Due to Omega currently producing no direct written premium and the fact that Omega is a wholly owned subsidiary of NSFC authorized to underwrite similar lines of business, all references to NSFC in the remainder of this management discussion and analysis will include the insurance operations of both NSFC and Omega.  Our income is principally derived from net underwriting profits and investment income.  Net underwriting profit is principally derived from earned premiums received less claims paid, sales commissions to agents, costs of underwriting and insurance taxes and fees.  Investment income includes interest and dividend income and gains and losses on investment holdings.

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

Consolidated Results of Operations:
For the three months ended March 31, 2016, net income for the Company totaled $941,000 or $0.37 per share, compared to net income of $1,308,000, $0.52 per share, for the three months ended March 31, 2015. Net income declined $367,000 due to an increase in frequency of storm related losses in our P&C segment. We incurred losses from severe thunderstorms, hail and isolated tornadoes totaling $2,882,000 in the first quarter of 2016 compared to $1,304,000 in the first quarter of 2015, an increase of $1,578,000. Partially offsetting the increase in P&C segment storm losses was a decline in fire losses of $291,000 and a $459,000 increase in net insurance premiums earned.

Pretax income from operations in the first quarter of 2016 totaled $1,294,000 compared to $1,644,000 in the first quarter of 2015. Pretax income from operations declined only $350,000 in the first three months of 2016 compared to the same period in 2015 despite the quarterly increase in storm related claims.

Financial results for the three months ended March 31, 2016 and 2015 were as follows:

Unaudited Consolidated Financial Summary	Three months ended March 31,
(dollars in thousands)	2016	2015
Gross premiums written	$16,964	$16,540
Net premiums written	$15,937	$15,034

Net premiums earned	$15,165	$14,706
Net investment income	991	1,002
Net realized investment gains	7	142
Other income	154	158
Total Revenues	16,317	16,008
Policyholder benefits and settlement expenses	9,047	8,262
Amortization of deferred policy acquisition costs	787	899
Commissions	2,108	2,055
General and administrative expenses	2,129	2,031
Taxes, licenses and fees	600	655
Interest expense	345	320
Total Benefits, Losses and Expenses	15,016	14,222
Income Before Income Taxes	1,301	1,786
Income tax expense	360	478
Net Income	$941	$1,308
Income Per Common Share	$0.37	$0.52
Reconciliation of Net Income to non-GAAP Measurement
Net income	$941	$1,308
Income tax expense	360	478
Realized investment gains, net	(7)	(142)
Pretax Income From Operations	$1,294	$1,644

Premium Revenue:
For the quarter ended March 31, 2016, net premiums earned totaled $15,165,000 compared to $14,706,000 in the first quarter of 2015; an increase of 3.1%. The primary reason for the increase was a moderate decline in catastrophe reinsurance ceded premium coupled with a 2.6% increases in direct written premium. The P&C segment was the primary contributor to the increase with gross earned premium revenue up 3.1% in the first quarter of 2016 compared to last year.

Net Income:
For the three months ended March 31, 2016, the Company had net income of $941,000, $0.37 per share, compared to net income of $1,308,000, $0.52 per share, for the same period in 2015, a decrease of $367,000. As discussed above, an increase in storm losses was the primary factor contributing to the decline in net income.

Pretax income from operations:
For the quarter ended March 31, 2016, pretax income from operations was $1,294,000 compared to $1,644,000 for the quarter ended March 31, 2015, a decrease of $350,000. Losses from storm related catastrophe events totaled $1,447,000 in the first quarter of 2016 compared to only $511,000 last year. In addition, non-cat wind and hail losses totaled $1,435,000 in the first quarter of 2016 compared to $793,000 in 2015. The single largest catastrophe event was a February severe thunderstorm event that heavily impacted Louisiana along with several other Gulf coast states and generated $998,000 in storm losses. In total, catastrophe losses increased policyholder benefits and settlement expenses by $1,447,000 in the first three months of 2016. The P&C segment ended the first quarter of 2016 with a combined ratio of 92.1% with catastrophe losses contributing 10.6 percentage points to the combined ratio. In comparison, first quarter 2015 cat events added only $511,000 to prior year policyholder benefits and settlement expenses. The P&C segment ended the first quarter of 2015 with a combined ratio of 87.7% with catastrophe losses contributing 3.9 percentage points to the combined ratio. Offsetting the negative impact of the cat events was a $227,000 decrease in catastrophe reinsurance cost coupled with a 3.1% increase in P&C segment gross earned premiums.

Balance Sheet highlights at March 31, 2016 compared to December 31, 2015

Selected Balance Sheet Highlights	March 31, 2016	December 31, 2015
(dollars in thousands)	(UNAUDITED)
Invested Assets	$116,127	$112,557
Cash	$4,163	$6,763
Total Assets	$148,612	$147,841
Policy Liabilities	$76,416	$77,043
Total Debt	$17,959	$17,957
Accumulated Other Comprehensive Income	$1,581	$525
Shareholders' Equity	$46,767	$44,883
Book Value Per Share	$18.61	$17.87

Invested Assets:
Invested assets as of March 31, 2016 were $116,127,000 up $3,570,000, or 3.2%, compared to December 31, 2015. The increase in invested assets was primarily driven by $1,987,000 in new investments with the remainder of the increase consisting of increases in market value of primarily fixed income investments.

Cash:
The Company, primarily through its insurance subsidiaries, had $4,163,000 in cash and cash equivalents at March 31, 2016, compared to $6,763,000 at December 31, 2015. The decrease in cash was primarily due to an increase in investment in fixed income securities.

Total Assets:
Total assets as of March 31, 2016 were $148,612,000 compared to $147,841,000 at December 31, 2015. The increase in total assets was primarily due to increase in market values of stock and bond values in subsidiary investment portfolios.

Policy Liabilities:
Policy liabilities were $76,416,000 at March 31, 2016 compared to $77,043,000 at December 31, 2015; a decrease of $627,000. The decrease in policy liabilities was primarily due to a reduction in outstanding claims in the P&C segment.

Debt Outstanding:
Total debt was virtually unchanged at March 31, 2016 at $17,959,000 compared to $17,957,000 at December 31, 2015.

Shareholders' Equity:
Shareholders' equity as of March 31, 2016 was $46,767,000 up $1,884,000 compared to December 31, 2015 Shareholders' equity of $44,883,000. Book value per share was $18.61 at March 31, 2016, compared to $17.87 per share at December 31, 2015, an increase of $0.74. The primary factors contributing to the increase in Shareholders' equity were net income of $941,000 coupled with an increase in accumulated other comprehensive income of $1,056,000. The increase in accumulated other comprehensive income was driven by increases in market values of available for sale investment securities primarily in our fixed income portfolio. Partially offsetting the increase in Shareholders' equity was dividends paid of $113,000.

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Premium revenue:
The table below provides earned premium revenue by segment for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,		Percent
(dollars in thousands)	2016	2015	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,173	$1,178	(0.4)%
Accident and health insurance	416	421	(1.2)%
Gross life, accident and health	1,589	1,599	(0.6)%
Reinsurance premium ceded	(25)	(15)	66.7%
Net life, accident and health premiums earned	$1,564	$1,584	(1.3)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	8,662	8,200	5.6%
Homeowners (Including mobile homeowners)	5,906	5,948	(0.7)%
Other liability	493	465	6.0%
Gross property and casualty	15,061	14,613	3.1%
Reinsurance premium ceded	(1,460)	(1,491)	(2.1)%
Net property and casualty premiums earned	$13,601	$13,122	3.7%

Consolidated gross premiums earned	$16,650	$16,212	2.7%
Reinsurance premium ceded	(1,485)	(1,506)	(1.4)%
Consolidated net premiums earned	$15,165	$14,706	3.1%

Consolidated net premium earned was up 3.1% for the quarter ended March 31, 2016, at $15,165,000 compared to $14,706,000 for the quarter ended March 31, 2016. The growth in net premium earned was due to a 3.7% increase in net premium earned in the P&C segment which was driven by increases in direct premium. A 2.1% reduction in catastrophe reinsurance cost also contributed to the increase in net premium earned in the P&C segment. The reduction in catastrophe reinsurance cost was due to a catastrophe reinsurance rate reduction in our 2016 calendar year contract renewal.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. With our 2016 catastrophe contract placement, our catastrophe retention remained unchanged from last year at $4 million and, also unchanged from last year, we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million. Our catastrophe reinsurance has a reinstatement provision for one event and covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million. It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple smaller catastrophe events that individually may not exceed our $4 million retention and would not be covered under our catastrophe reinsurance contract.

Under the catastrophe reinsurance program in 2016, the Company retains the first $4,000,000 in losses from each event.  Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000

Investment income:
For the three months ended March 31, 2016, net investment income was $991,000 compared to $1,002,000 for the same period in 2015; a moderate decrease of $11,000.

Realized investment gains and losses:
For the three months ended March 31, 2016, the Company had net realized capital gains totaling $7,000 compared to $142,000 for the same period in 2015. The $135,000 change was primarily associated with a $104,000 decrease in realized investment gains in the P&C segment compared to the same period in 2015. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other income:
Other income was comparable at $154,000 for the three months ended March 31, 2016, compared to $158,000 for the same period in 2015; a decrease of $4,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder benefits:
Policyholder claims were $9,047,000 for the three months ended March 31, 2016, compared to $8,262,000 for the three months ended March 31, 2015; an increase of $785,000 or 9.5%. Claims as a percentage of premium earned was 59.7% in the first quarter of 2016 compared to 56.2% in the first quarter of 2015. An active spring storm season in the first quarter of 2016 lead to higher windstorm related claims which negatively impacted underwriting results in the current year.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three months ended March 31, 2016 and 2015 (dollars in thousands):

For the three months ended March 31, 2016			For the three months ended March 31, 2015
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 16 (Feb 22-24)	998	233	Cat 70 (Mar 25-26)	372	69
Cat 17 (Mar 5-11)	279	92
Misc cats less than $100k	170	60	Misc cats less than $100k	139	60
Total Cat losses	$1,447	385	Total Cat losses	$511	129

Non-cat wind & hail	$1,435	486	Non-cat wind & hail	$793	291

Non-catastrophe wind and hail claims reported in the first quarter of 2016 totaled $1,435,000 compared to non-catastrophe wind and hail claims reported in the first quarter of 2015 totaling $793,000; an increase of $642,000 or 81.0%. During the first three months of 2016, the P&C segment had 486 non-cat wind and hail claims reported (an average of $3,000 per claim) compared to 291 claims reported during the first three months of 2015 (an average of $3,000 per claim). Non-cat wind and hail claims reported during the first quarter of 2016 accounted for 18.3% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during the first quarter of 2015 accounted for 11.7% of total P&C segment incurred losses and LAE in 2015.

During the first three months of 2016, the P&C segment was impacted by six catastrophe events totaling $1,447,000 from 385 claims compared to reported losses and LAE from four cat events totaling $511,000 from 129 claims in the first three months of 2015. The primary source of the significant increase in losses from cat events in the first quarter of 2016 was Cat 16. This cat event accounted for 69.0% of all losses reported from cat events during the first three months in 2016. Claims reported from first quarter 2016 cat events contributed 10.6 percentage points to the first quarter 2016 P&C segment loss ratio. In comparison, claims reported during the first quarter of 2015 from cat events contributed 3.9 percentage points to the first quarter 2015 P&C segment loss ratio.

While overall policyholder benefit payments were up in the property and casualty segment due to a higher frequency of wind related losses, fire losses reported in the first quarter of 2016 were down $291,000 or 6.7% compared to fire losses reported during the first quarter of 2015. The P&C segment had 129 fire losses reported in the first three months of 2016 totaling $4,031,000 compared to 166 claims reported in the first three months of 2015 totaling $4,322,000. The average cost per claim was $31,200 for fire losses reported in the first quarter of 2016 compared to $26,000 for fire losses reported in the first quarter of 2015. Many factors can impact the frequency and severity of fire losses, but the primary factor we observe is the duration of cold weather in our coverage areas. The first quarter of 2016 was unseasonably warm over much of our coverage area contributing to the decline in fire losses but also contributing to the increased frequency of windstorm related losses.

Policy acquisition cost (commissions and amortization of deferred acquisition cost):
For the three months ended March 31, 2016, policy acquisition costs were $2,895,000 compared to $2,954,000 for the same period in 2015; a decrease of $59,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were 19.1% in the first quarter of 2016 compared to 20.1% for the same period in 2015.

General Expenses:
General and administrative expenses totaled $2,129,000 in the first quarter of 2016 compared to $2,031,000 in the first quarter of 2015; a 4.8% increase. The timing of an employee stock ownership plan contribution was the primary factor contributing to the $98,000 increase in general expenses.

Taxes, licenses and fees:
Insurance taxes, licenses and fees were $600,000 for the three months ended March 31, 2016, compared to $655,000 for the same period in 2015. As a percentage of net premiums earned, insurance taxes, licenses and fees were relatively unchanged at 4.0% for the three months ended March 31, 2016 compared to 4.5% for the three months ended March 31, 2015.

Interest expense:
Interest expense for the first quarter of 2016 was $345,000 compared to $320,000 for the same period in 2015. Interest expenses associated with a revolving line of credit was the primary factor contributing to the $25,000 increase.

Income taxes:
For the three month period ended March 31, 2016, the Company had pretax income of $1,301,000 compared to $1,786,000 for the same period in 2015. The $360,000 tax expense for the first quarter 2016 consisted of current tax expense of $221,000 and deferred tax expense $139,000 . Tax expense for the first quarter of 2015 consisted of current tax expense of $471,000 and deferred tax expense of $7,000. The effective tax rate for the three month period ended March 31, 2016 and 2015 was 27.7% and 26.7%, respectively.

Net income:
The Company ended the first quarter of 2016 with net income of $941,000 compared to net income of $1,308,000 for the same period in 2015. As discussed in detail above, the primary reason for the decline in first quarter 2016 earnings compared to first quarter 2015 was an increase in storm related losses.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of March 31, 2016, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$2,038	$—	$2,038	2.12%
Maturity in 1-5 years	15,799	66	15,865	16.46%
Maturity in 5-10 years	34,131	99	34,230	35.52%
Maturity after 10 years	42,022	2,205	44,227	45.90%
	$93,990	$2,370	$96,360	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,520,000, or 4.7%, decline in the market value of fixed income investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,569,000, or 4.8%, in increases in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated.

At March 31, 2016, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $46,767,000, up $1,884,000 compared to $44,883,000 at December 31, 2015.  Components of the change in equity were net income of $941,000, increase in accumulated unrealized gains on investments of $1,158,000, a net unrealized loss of $102,000 related to interest rate swaps and cash dividends paid totaling $113,000.

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
While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 8.6% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $4,163,000 in cash and cash equivalents at March 31, 2016, compared to $7,108,000 at March 31, 2015. Cash used by operating activities decreased cash by $523,000 during the quarter ended March 31, 2016. The decrease in cash was primarily due to an increase in investments and negative cash flow from operations for the quarter primarily due to an increase in P&C segment claims. For the quarter ended March 31, 2015, cash provided by operating activities totaled $2,933,000. Operating cash flow generated in the property and casualty segment was the primary contributor to cash provided by operating activities in the prior year.

Net cash used in investing activities totaled $1,987,000 for the period ended March 31, 2016, compared to $1,666,000 for the same period last year. The investment of cash held at December 31, 2015 and reinvestment of maturities of fixed income securities were the primary cash related investment activities during the three months ended March 31, 2016. For the period ended March 31, 2015, the investment of positive cash flow from operations was the primary contributor to cash used in investing activities of $1,666,000.

Net cash used in financing activities totaled $90,000 for the period ended March 31, 2016, compared to $585,000 for the same period last year. During the quarter ended March 31, 2015, the Company repaid a $500,000 long-term note. As of March 31, 2016, a total of $5,143,000 remained outstanding on the note associated with the Mobile Attic settlement with the next installment due in November of 2016. This installment is $857,000 and is included in short-term notes payable. The Company maintains a $1,000,000 operating line of credit which matures in September 2017, as well as a $700,000 line of credit which was renewed in February of 2016. Between the two lines of credit, $1,000,000 was available at March 31, 2016.

The Company had a total of $17,102,000 of long-term debt outstanding as of March 31, 2016, compared to $17,100,000 at December 31, 2015, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $256,000 and $258,000, respectively.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2016 is statutorily limited to $1,510,000 in the life insurance subsidiary and $3,445,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with previous adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received no dividends from its subsidiaries during the three months ended March 31, 2016.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $5.1 million. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its March 31, 2016 value, the fair value of the Company's common stock investments would decrease by approximately $510,000.

Certain fixed interest rate market risk sensitive instruments may not give rise to incremental income or loss during the period illustrated but may be subject to changes in fair values. Note 4 in the condensed consolidated financial statements present additional disclosures concerning fair values of Financial Assets and Financial Liabilities and are incorporated by reference herein.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.  Legal Proceedings
Please refer to Note 13 to the condensed consolidated financial statements included herein, and the 2015
Annual Report filed on Form 10-K.
Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the Company’s
Annual Report for 2015 on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.  Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
b.  Reports on Form 8-K during the quarter ended March 31, 2016:

Date of Report	Date Filed	Description
January 22, 2016	January 25, 2016	Press release, dated January 25, 2016, issued by The National Security Group, Inc.
February 26, 2016	February 26, 2016	Press release, dated February 26, 2016, issued by The National Security Group, Inc.

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

Date: May 13, 2016