Form 10-Q
period 2016-06-30
NATIONAL SECURITY GROUP INC
filed 2016-08-12
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2016

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

As of August 12, 2016, there were 2,517,339 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2016 - $2,357; 2015 - $2,504)	$2,236	$2,439
Fixed maturities available-for-sale, at estimated fair value (cost: 2016 - $96,219; 2015 - $92,077)	99,044	91,812
Equity securities available-for-sale, at estimated fair value (cost: 2016 - $2,420; 2015 - $2,420)	5,273	4,897
Trading securities	107	107
Mortgage loans on real estate, at cost	188	202
Investment real estate, at book value	3,291	3,291
Policy loans	1,689	1,655
Company owned life insurance	4,951	4,898
Other invested assets	3,105	3,256
Total Investments	119,884	112,557
Cash	4,063	6,763
Accrued investment income	803	797
Policy receivables and agents' balances, net	12,786	11,296
Reinsurance recoverable	544	1,660
Deferred policy acquisition costs	8,690	8,485
Property and equipment, net	1,950	1,946
Deferred income tax asset, net	2,545	3,824
Other assets	756	513
Total Assets	$152,021	$147,841
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$7,007	$9,645
Accident and health benefit and loss reserves	3,161	3,197
Life and annuity benefit and loss reserves	32,281	31,962
Unearned premiums	32,241	29,852
Policy and contract claims	970	826
Other policyholder funds	1,589	1,561
Short-term notes payable and current portion of long-term debt	857	857
Long-term debt	17,106	17,100
Accrued income taxes	71	101
Other liabilities	7,561	7,857
Total Liabilities	102,844	102,958
Contingencies
Shareholders' equity
Common stock	2,517	2,512
Additional paid-in capital	5,412	5,341
Accumulated other comprehensive income	2,732	525
Retained earnings	38,516	36,505
Total Shareholders' Equity	49,177	44,883
Total Liabilities and Shareholders' Equity	$152,021	$147,841

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUES
Net premiums earned	$15,227	$14,880	$30,392	$29,586
Net investment income	1,029	813	2,020	1,815
Net realized investment gains	242	245	249	387
Other income	150	156	304	314
Total Revenues	16,648	16,094	32,965	32,102
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	8,862	9,435	17,909	17,697
Amortization of deferred policy acquisition costs	906	918	1,693	1,817
Commissions	2,117	2,089	4,225	4,144
General and administrative expenses	2,158	2,119	4,287	4,150
Taxes, licenses and fees	574	518	1,174	1,173
Interest expense	333	348	678	668
Total Benefits, Losses and Expenses	14,950	15,427	29,966	29,649

Income Before Income Taxes	1,698	667	2,999	2,453

INCOME TAX EXPENSE
Current	399	161	620	632
Deferred	3	(117)	142	(110)
	402	44	762	522

Net Income	$1,296	$623	$2,237	$1,931

INCOME PER COMMON SHARE BASIC AND DILUTED	$0.52	$0.25	$0.89	$0.77

DIVIDENDS DECLARED PER SHARE	$0.045	$0.04	$0.09	$0.08

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income	$1,296	$623	$2,237	$1,931

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $172 and $257 for 2016 and 2015, respectively	1,130	(1,240)	2,288	(875)
Unrealized gain (loss) on interest rate swap	21	56	(81)	(61)

Other comprehensive income (loss), net of tax	1,151	(1,184)	2,207	(936)

Comprehensive income (loss)	$2,447	$(561)	$4,444	$995

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital

Balance at December 31, 2015 (AUDITED)	$44,883	$36,505	$525	$2,512	$5,341

Net income for June 30, 2016	2,237	2,237

Other comprehensive income (net of tax)	2,207		2,207

Common stock issued	76			5	71

Cash dividends	(226)	(226)

Balance at June 30, 2016	$49,177	$38,516	$2,732	$2,517	$5,412

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Six months ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$2,237	$1,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	154	165
Increase in cash surrender value of company owned life insurance	(53)	52
Net realized gains on investments	(249)	(387)
Deferred income taxes	142	(110)
Amortization of deferred policy acquisition costs	1,693	1,817
Changes in assets and liabilities:
Change in accrued investment income	(6)	(4)
Change in reinsurance recoverable	1,116	(471)
Policy acquisition costs deferred	(1,898)	(1,937)
Change in accrued income taxes	(30)	(334)
Change in net policy liabilities and claims	(1,319)	1,438
Change in other assets/liabilities, net	(436)	929
Other, net	8	8
Net cash provided by operating activities	1,359	3,097
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(14,278)	(14,290)
Trading securities and short-term investments	—	(88)
Property and equipment	(84)	(103)
Proceeds from sale or maturities of:
Held-to-maturity securities	213	470
Available-for-sale securities	10,317	13,668
Real estate held for investment	—	201
Property and equipment	—	5
Other invested assets, net	(29)	371
Net cash provided by (used in) investing activities	(3,861)	234
Cash Flows from Financing Activities
Change in other policyholder funds	28	22
Repayments of long-term debt	—	(500)
Change in short-term notes payable	—	(700)
Dividends paid	(226)	(201)
Net cash used in financing activities	(198)	(1,379)
Net change in cash and cash equivalents	(2,700)	1,952
Cash and cash equivalents, beginning of year	6,763	6,426
Cash and cash equivalents, end of period	$4,063	$8,378
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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,513,559 at June 30, 2016 and 2,508,551 at June 30, 2015. The Company did not have any dilutive securities as of June 30, 2016 and 2015.

Reclassifications
Certain 2015 amounts have been reclassified from the prior year condensed consolidated financial statements to conform to the 2016 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At June 30, 2016, the net amount exceeding FDIC insured limits was $3,242,000 at two financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At June 30, 2016, the single largest balance due from one agent totaled $1,284,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At June 30, 2016 and December 31, 2015, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At June 30, 2016, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

Contingent Put and Call Options in Debt Instruments
In March 2016, the FASB issued guidance that clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

those years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

Financial Instruments - Credit Losses
In June 2016, the FASB issued guidance that replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

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

Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The Company adopted this standard retrospectively on January 1, 2016, which resulted in the reclassification of $258,000 of unamortized debt issuance costs related to Company borrowings from other assets to long-term debt within our condensed consolidated balance sheet as of December 31, 2015. The adoption also resulted in the reclassification of $6,000 from general expenses to interest expense for the six months ended June 30, 2015.

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

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of June 30, 2016 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$40,660	$1,571	$482	$41,749
Mortgage backed securities	12,379	368	62	12,685
Private label asset backed securities	8,765	44	507	8,302
Obligations of states and political subdivisions	14,612	951	1	15,562
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	19,803	953	10	20,746
Total fixed maturities	96,219	3,887	1,062	99,044
Equity securities	2,420	2,919	66	5,273
Total	$98,639	$6,806	$1,128	$104,317

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of June 30, 2016 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$2,201	$119	$—	$2,320
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	35	2	—	37
Total	$2,236	$121	$—	$2,357

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

The amortized cost and aggregate fair value of debt securities at June 30, 2016, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$3,533	$3,622
Due after one year through five years	14,967	15,451
Due after five years through ten years	35,639	36,295
Due after ten years	42,080	43,676
Total	$96,219	$99,044

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	53	54
Due after five years through ten years	93	102
Due after ten years	2,090	2,201
Total	$2,236	$2,357

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

A summary of securities available-for-sale with unrealized losses as of June 30, 2016, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$3,313	$39	$5,048	$443	$8,361	$482	15
Mortgage backed securities	927	60	316	2	1,243	62	6
Private label asset backed securities	3,477	264	2,386	243	5,863	507	9
Obligations of state and political subdivisions	1,089	1	—	—	1,089	1	2
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	1,550	5	331	5	1,881	10	2
Equity securities	—	—	1,220	66	1,220	66	1
	$10,356	$369	$9,301	$759	$19,657	$1,128	35

There were no securities held-to-maturity with unrealized losses as of June 30, 2016.

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and approximately 5.6% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the six months ended June 30, 2016 and year ended December 31, 2015, the Company realized no other-than-temporary impairments. At June 30, 2016, the single largest loss not realized as an impairment was in the bond portfolio and totaled $186,000. The second largest loss position was in the bond portfolio and totaled $155,000. The third largest loss position was in the bond portfolio and totaled $148,000. At December 31, 2015, the single largest loss not realized as an impairment was in the bond portfolio and totaled $252,000. The second largest loss position was in the bond portfolio and totaled $211,000. The third largest loss position was in the bond portfolio and totaled $186,000.

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed maturities	$948	$868	$1,849	$1,762
Equity securities	26	30	54	60
Mortgage loans on real estate	6	4	7	8
Investment real estate	2	2	4	4
Policy loans	32	30	64	59
Company owned life insurance change in surrender value	19	(96)	53	(52)
Other	26	33	75	75
	1,059	871	2,106	1,916
Less: Investment expenses	30	58	86	101
Net investment income	$1,029	$813	$2,020	$1,815

Major categories of realized investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed maturities	$243	$250	$260	$392
Other, principally real estate	(1)	(5)	(11)	(5)
Net realized investment gains	$242	$245	$249	$387

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$3,466	$(3,225)
Deferred income tax	(1,178)	1,097
Net change in unrealized appreciation on available-for-sale securities	$2,288	$(2,128)

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$41,749	$—	$41,749	$—
Mortgage backed securities	12,685	—	12,685	—
Private label asset backed securities	8,302	—	8,302	—
Obligations of states and political subdivisions	15,562	—	15,562	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	20,746	20,746	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	5,273	4,052	—	1,221
Total Financial Assets	$104,424	$24,905	$78,298	$1,221
Financial Liabilities
Interest rate swap	$(1,541)	$—	$—	$(1,541)
Total Financial Liabilities	$(1,541)	$—	$—	$(1,541)

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

As of June 30, 2016, Level 3 fair value measurements of assets include $1,221,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

As of June 30, 2016, Level 3 fair value measurements of liabilities include $1,541,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 (in thousands):

For the six months ended June 30, 2016	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,173	$(1,419)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	48	(122)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,221	$(1,541)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of June 30, 2016:	$—	$—

For the six months ended June 30, 2016, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016		December 31, 2015
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$2,236	$2,357	$2,439	$2,504
Mortgage loans	188	188	202	202
Policy loans	1,689	1,689	1,655	1,655
Company owned life insurance	4,951	4,951	4,898	4,898
Other invested assets	3,105	3,105	3,256	3,256
Liabilities and related instruments
Other policyholder funds	1,589	1,589	1,561	1,561
Short-term notes payable and current portion of long-term debt	857	857	857	857
Long-term debt	17,106	17,106	17,100	17,100

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Building and improvements	$3,348	$3,350
Electronic data processing equipment	1,560	1,631
Furniture and fixtures	533	529
	5,441	5,510
Less accumulated depreciation	3,491	3,564
Property and equipment, net	$1,950	$1,946
Depreciation expense for the six months ended June 30, 2016 was $79,000 ($168,000 for the year ended December 31, 2015).

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2010. Tax returns have been filed through the year 2014.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $2,545,000 at June 30, 2016 and $3,824,000 at December 31, 2015.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of June 30, 2016	As of December 31, 2015
General expenses	$1,544	$1,569
Unearned premiums	2,193	2,039
Claims liabilities	805	730
Litigation settlement	1,748	1,748
AMT credit	543	816
Impairment on real estate owned	187	187
Unrealized loss on interest rate swaps	524	483
Deferred tax assets	7,544	7,572

Depreciation	(115)	(111)
Deferred policy acquisition costs	(2,954)	(2,885)
Unrealized gains on securities available-for-sale	(1,930)	(752)
Deferred tax liabilities	(4,999)	(3,748)
Net deferred tax asset	$2,545	$3,824

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Six months ended June 30,
	2016	2015
Deferred policy acquisition costs	$69	$41
Unearned premiums	(154)	(169)
General expenses	25	(96)
Depreciation	4	(9)
Claims liabilities	(75)	4
AMT credit	273	119
Deferred income tax expense (benefit)	$142	$(110)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Six months ended June 30,
	2016	2015
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	(1.5)%	(2.1)%
Company owned life insurance	(0.6)%	0.7%
Small life deduction	(5.4)%	(7.7)%
Other, net	(1.1)%	(3.6)%
Effective federal income tax rate	25.4%	21.3%

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30,	December 31,
	2016	2015
Current portion of installment note payable due November 2016 with variable interest rate equal to the WSJ prime rate plus 1%. Unsecured.	$857	$857
	$857	$857
Long-term debt consisted of the following as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30,	December 31,
	2016	2015
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity March 2018. Interest payments due quarterly. Unsecured.	$700	$700

Line of credit, $1,000,000 available, with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	—	—

Long-term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long-term portion due November 2016. Unsecured.	4,286	4,286

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; net of $183,000 in debt issuance cost ($187,000 in 2015); maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,096	9,092

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; applied to the outstanding principal; net of $70,000 in debt issuance cost ($71,000 in 2015); maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,024	3,022
	$17,106	$17,100

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

The swaps entered into in 2009 and 2010 have fair values of $235,000 (liability) and $1,306,000 (liability), respectively, for a total liability of $1,541,000 at June 30, 2016 ($1,419,000 at December 31, 2015).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation loss of $81,000 (net of tax) is

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

included in accumulated other comprehensive income related to the swap agreements at June 30, 2016.  A net valuation loss of $119,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2015.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At June 30, 2016, the Company has securities on deposit with fair market values of $1,536,000 and cash of $230,000 (all of which is posted as collateral). At December 31, 2015, the Company had securities on deposit with fair market values of $1,482,000 and cash of $130,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

At June 30, 2016, the largest reinsurance recoverable of a single reinsurer was $10,000 ($12,000 at December 31, 2015). Amounts reported as ceded incurred losses in both 2016 and 2015 were related to the development of losses from prior year catastrophes.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the six months ended June 30, 2016 and 2015 amounted to $113,000 and $115,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options. The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited to the non-qualified deferred compensation plans for the six months ended June 30, 2016 and 2015 amounted to approximately $107,000 and $89,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $150,000 costs incurred during the first six months of 2016 and $158,000 costs incurred during the first six months of 2015 related to ESOP plan contributions. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

NOTE 10 – SHAREHOLDERS' EQUITY

During the six months ended June 30, 2016 and year ended December 31, 2015, changes in shareholders' equity consisted of net income of $2,237,000 and $4,697,000, respectively; dividends paid of $226,000 in 2016 and $402,000 in 2015; increases in accumulated other comprehensive income, net of applicable taxes, of $2,207,000 in 2016 and decreases in accumulated other comprehensive income, net of applicable taxes, of $2,247,000 in 2015.  Other comprehensive gains and loss consisted of accumulated unrealized gains and losses on securities available for sale and unrealized loss on interest rate swaps.

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
The table below provides information regarding the Company's preferred and common stock as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,517,339	2,517,339	3,000,000	2,512,425	2,512,425

On May 20, 2016, 4,914 shares of common stock were issued to directors as compensation under the 2009 Equity
Incentive Plan previously approved by shareholders.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Six months ended June 30,
	2016	2015
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(935)	$(816)
Other comprehensive loss for period:
Other comprehensive loss before reclassifications	(81)	(61)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive loss	(81)	(61)
Balance at end of period	$(1,016)	$(877)
Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$1,460	$3,588
Other comprehensive income for period:
Other comprehensive income (loss) before reclassifications	2,460	(618)
Amounts reclassified from accumulated other comprehensive income	(172)	(257)
Net current period other comprehensive income (loss)	2,288	(875)
Balance at end of period	$3,748	$2,713
Total Accumulated Other Comprehensive Income at end of period	$2,732	$1,836

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The following table presents the amounts reclassified out of AOCI for the six months ended June 30, 2016 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$260	Net realized investment gains
	260	Total before tax
	(88)	Tax (expense) or benefit
	$172	Net of Tax

The following table presents the amounts reclassified out of AOCI for the six months ended June 30, 2015 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$390	Net realized investment gains
	390	Total before tax
	(133)	Tax (expense) or benefit
	$257	Net of Tax

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

Total assets by industry segment at June 30, 2016 and at December 31, 2015 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

June 30, 2016	$152,021	$86,167	$59,199	$6,655

December 31, 2015	$147,841	$84,435	$57,067	$6,339

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

Premium revenues and operating income by business segment for the three and six months ended June 30, 2016 and 2015 are summarized below (dollars in thousands):

Three months ended June 30, 2016	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,227	$13,646	$1,581	$—
Net investment income	1,029	455	559	15
Net realized investment gains (losses)	242	185	57	—
Other income	150	150	—	—
	16,648	14,436	2,197	15
BENEFITS AND EXPENSES
Policyholder benefits paid	8,862	7,577	1,285	—
Amortization of deferred policy acquisition costs	906	695	211	—
Commissions	2,117	2,020	97	—
General and administrative expenses	2,158	1,704	310	144
Taxes, licenses and fees	574	529	45	—
Interest expense	333	—	20	313
	14,950	12,525	1,968	457
Income (Loss) Before Income Taxes	$1,698	$1,911	$229	$(442)

Three months ended June 30, 2015	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$14,880	$13,276	$1,604	$—
Net investment income	813	336	458	19
Net realized investment gains	245	99	146	—
Other income	156	156	—	—
	16,094	13,867	2,208	19
BENEFITS AND EXPENSES
Policyholder benefits paid	9,435	8,534	901	—
Amortization of deferred policy acquisition costs	918	675	243	—
Commissions	2,089	1,997	92	—
General and administrative expenses	2,119	1,619	353	147
Taxes, licenses and fees	518	472	46	—
Interest expense	348	—	13	335
	15,427	13,297	1,648	482
Income (Loss) Before Income Taxes	$667	$570	$560	$(463)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

Six months ended June 30, 2016	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$30,392	$27,247	$3,145	$—
Net investment income	2,020	908	1,080	32
Net realized investment gains (losses)	249	185	64	—
Other income	304	303	1	—
	32,965	28,643	4,290	32
BENEFITS AND EXPENSES
Policyholder benefits paid	17,909	15,439	2,470	—
Amortization of deferred policy acquisition costs	1,693	1,391	302	—
Commissions	4,225	4,036	189	—
General and administrative expenses	4,287	3,125	815	347
Taxes, licenses and fees	1,174	1,064	110	—
Interest expense	678	—	38	640
	29,966	25,055	3,924	987
Income (Loss) Before Income Taxes	$2,999	$3,588	$366	$(955)

Six months ended June 30, 2015	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$29,586	$26,398	$3,188	$—
Net investment income	1,815	826	951	38
Net realized investment gains	387	130	257	—
Other income	314	313	1	—
	32,102	27,667	4,397	38
BENEFITS AND EXPENSES
Policyholder benefits paid	17,697	15,311	2,386	—
Amortization of deferred policy acquisition costs	1,817	1,350	467	—
Commissions	4,144	3,965	179	—
General and administrative expenses	4,150	3,159	690	301
Taxes, licenses and fees	1,173	1,016	157	—
Interest expense	668	—	23	645
	29,649	24,801	3,902	946
Income (Loss) Before Income Taxes	$2,453	$2,866	$495	$(908)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Life, accident and health operations premiums written:
Traditional life insurance	$1,124	$1,104	$2,243	$2,241
Accident and health insurance	409	422	827	841
Gross life, accident and health	1,533	1,526	3,070	3,082
Reinsurance premium ceded	(23)	(15)	(48)	(30)
Net life, accident and health premiums written	$1,510	$1,511	$3,022	$3,052
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$9,716	$9,454	$18,908	$18,182
Homeowners (Including mobile homeowners)	6,674	6,715	12,386	12,466
Other liability	570	549	1,093	1,054
Gross property and casualty	16,960	16,718	32,387	31,702
Reinsurance premium ceded	(1,697)	(1,229)	(2,699)	(2,720)
Net property and casualty written	$15,263	$15,489	$29,688	$28,982
Consolidated gross premiums written	$18,493	$18,244	$35,457	$34,784
Reinsurance premium ceded	(1,720)	(1,244)	(2,747)	(2,750)
Consolidated net premiums written	$16,773	$17,000	$32,710	$32,034

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Life, accident and health operations premiums earned:
Traditional life insurance	$1,194	$1,199	$2,367	$2,377
Accident and health insurance	410	420	826	841
Gross life, accident and health	1,604	1,619	3,193	3,218
Reinsurance premium ceded	(23)	(15)	(48)	(30)
Net life, accident and health premiums earned	$1,581	$1,604	$3,145	$3,188
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$8,807	$8,403	$17,469	$16,603
Homeowners (Including mobile homeowners)	5,881	5,955	11,787	11,903
Other liability	503	480	996	945
Gross property and casualty	15,191	14,838	30,252	29,451
Reinsurance premium ceded	(1,545)	(1,562)	(3,005)	(3,053)
Net property and casualty earned	$13,646	$13,276	$27,247	$26,398
Consolidated gross premiums earned	$16,795	$16,457	$33,445	$32,669
Reinsurance premium ceded	(1,568)	(1,577)	(3,053)	(3,083)
Consolidated net premiums earned	$15,227	$14,880	$30,392	$29,586

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

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2016 was $561,000 ($561,000 in 2015). Cash paid for income taxes during the six months ended June 30, 2016 was $650,000 ($1,000,000 in 2015).

During the six months ended June 30, 2016, non-cash changes in equity included $5,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $71,000 increase in additional paid-in capital.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-Q.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of June 30, 2016, and the related condensed consolidated statements of income and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2016 and 2015 and the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2016 and the statement of cash flows for the six-month periods ended June 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the company’s management.

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
August 12, 2016

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three month and six month periods ended June 30, 2016 and 2015.

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

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in ten states with 47.9% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 90.5% of gross earned premium revenue in the first six months of 2016.  Revenue generated from the life segment accounted for 9.5% of gross insurance premium revenue in the first six months 2016.

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

Consolidated Results of Operations:
Financial results for the three months and six months ended June 30, 2016 and 2015 were as follows:

Unaudited Consolidated Financial Summary	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Gross premiums written	$18,493	$18,244	$35,457	$34,784
Net premiums written	$16,773	$17,000	$32,710	$32,034

Net premiums earned	$15,227	$14,880	$30,392	$29,586
Net investment income	1,029	813	2,020	1,815
Net realized investment gains	242	245	249	387
Other income	150	156	304	314
Total Revenues	16,648	16,094	32,965	32,102
Policyholder benefits and settlement expenses	8,862	9,435	17,909	17,697
Amortization of deferred policy acquisition costs	906	918	1,693	1,817
Commissions	2,117	2,089	4,225	4,144
General and administrative expenses	2,158	2,119	4,287	4,150
Taxes, licenses and fees	574	518	1,174	1,173
Interest expense	333	348	678	668
Total Benefits, Losses and Expenses	14,950	15,427	29,966	29,649
Income Before Income Taxes	1,698	667	2,999	2,453
Income tax expense	402	44	762	522
Net Income	$1,296	$623	$2,237	$1,931
Income Per Common Share	$0.52	$0.25	$0.89	$0.77
Reconciliation of Net Income to non-GAAP Measurement
Net income	$1,296	$623	$2,237	$1,931
Income tax expense	402	44	762	522
Realized investment gains, net	(242)	(245)	(249)	(387)
Pretax Income From Operations	$1,456	$422	$2,750	$2,066

Three months ended June 30, 2016 compared to three months ended June 30, 2015:

Premium Revenue:
For the quarter ended June 30, 2016, net premiums earned were up $347,000 at $15,227,000 compared to $14,880,000 in the same period last year; an increase of 2.3%. The primary reasons for the increase were a moderate decline in catastrophe reinsurance costs coupled with an 1.4% increase in direct premium. The increase in direct premium was primarily related to the P&C segment which had a 2.4% increase in gross earned premium revenue during the second quarter of 2016 compared to the same period in 2015.

Net Income:
For the three months ended June 30, 2016, the Company had net income of $1,296,000, $0.52 per share, compared to net income of $623,000, $0.25 per share, for the same period in 2015, an increase of $673,000. The primary reason for the increase in net income was a $573,000 decrease in policyholder benefits and settlement expenses (claims) in the second quarter of 2016 compared to the same period in 2015. This decline in claims was primarily the result of a 23.3% decrease in reported fire losses in the property and casualty segment. For the three months ended June 30, 2016, reported fire losses were down $899,000 compared to the same period last year. This decline was partially offset by increases in reported non-cat wind and hail claims totaling $499,000. Moderate increases in net premium earned and investment income also contributed to the increase in net income for the quarter.

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

For the three months ended June 30, 2016, pretax income from insurance operations was $1,456,000 compared to pretax income from insurance operations of $422,000 for the three months ended June 30, 2015. The primary factors contributing to the increase in pretax income from insurance operations were a $347,000 increase in net premiums earned coupled with a $573,000 decrease in claims, primarily due to a decrease in frequency of fire claims in the property and casualty insurance segment.

Six months ended June 30, 2016 compared to six months ended June 30, 2015:

Premium Revenue:
For the period ended June 30, 2016, net premiums earned totaled $30,392,000 compared to $29,586,000 for the same period in 2015; an increase of $806,000 or 2.7%. The primary reason for the increase was a 1.6% decrease in catastrophe reinsurance ceded premium coupled with a 1.9% increase in direct written premium. The P&C segment was the primary contributor to the increase with gross earned premium revenue up 2.7% in 2016 compared to the same period in 2015.

Net Income:
For the period ended June 30, 2016, the Company had net income of $2,237,000, $0.89 per share, compared to net income of $1,931,000, $0.77 per share, for the same period in 2015, an increase of $306,000. As discussed above, an increase in premium revenue was the primary reason for the increase in net income in 2016 compared to 2015. Net income for the six-month periods of 2016 and 2015 were adversely impacted by a widespread and elevated frequency of wind, isolated tornado and hail losses in the property and casualty insurance segment.

Pretax income from operations:
For the period ended June 30, 2016, pretax income from operations was $2,750,000 compared to $2,066,000 for the period ended June 30, 2015, an increase of $684,000 or 33.1%. Moderate revenue growth, primarily in the P&C segment, is the primary reason for the improved results through June 30, 2016 compared to the same period in 2015.

Balance Sheet highlights at June 30, 2016 compared to December 31, 2015

Selected Balance Sheet Highlights	June 30, 2016	December 31, 2015
(dollars in thousands)	(UNAUDITED)
Invested Assets	$119,884	$112,557
Cash	$4,063	$6,763
Total Assets	$152,021	$147,841
Policy Liabilities	$77,249	$77,043
Total Debt	$17,963	$17,957
Accumulated Other Comprehensive Income	$2,732	$525
Shareholders' Equity	$49,177	$44,883
Book Value Per Share	$19.54	$17.87

Invested Assets:
Invested assets as of June 30, 2016 were $119,884,000 up $7,327,000, or 6.5%, compared to December 31, 2015. The increase in invested assets was primarily driven by $3,861,000 in new investments with the remainder of the increase consisting of increases in market value of available for sale fixed income investments. The decline in overall interest rates driven by declines in US Treasury yields during the second quarter of 2016 was the primary contributor to the increase in market value of fixed income investments.

Cash:
The Company, primarily through its insurance subsidiaries, had $4,063,000 in cash and cash equivalents at June 30, 2016, compared to $6,763,000 at December 31, 2015. The decrease in cash was primarily due to an increase in investment in investments in fixed income securities.

Total Assets:
Total assets as of June 30, 2016 were $152,021,000 compared to $147,841,000 at December 31, 2015. The increase in total assets was primarily due to an increase in market values of fixed income investments but positive operating cash flow also contributed to the increase in total assets. Primarily due to the decline in overall market interest rates, coupled with a recovery in our energy sector bond holdings, the market value of our fixed income securities available for sale increased $3,090,000 over the first six months of 2016.

Policy Liabilities:
Policy liabilities were $77,249,000 at June 30, 2016 compared to $77,043,000 at December 31, 2015; an increase of $206,000. The increase in policy liabilities was primarily due to an increase in outstanding claims in the life insurance segment.

Debt Outstanding:
Total debt was virtually unchanged at June 30, 2016 at $17,963,000 compared to $17,957,000 at December 31, 2015.

Shareholders' Equity:
Shareholders' equity as of June 30, 2016 was $49,177,000 up $4,294,000 compared to December 31, 2015 Shareholders' equity of $44,883,000. Book value per share was $19.54 at June 30, 2016, compared to $17.87 per share at December 31, 2015, an increase of $1.67. The primary factors contributing to the increase in Shareholders' equity were net income of $2,237,000 coupled with an increase in accumulated other comprehensive income of $2,207,000. The increase in accumulated other comprehensive income was driven by increases in market values of available for sale investment securities primarily in our fixed income portfolio. Partially offsetting the increase in Shareholders' equity was shareholder dividends paid of $226,000.

Three months ended June 30, 2016 compared to three months ended June 30, 2015:

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,		Percent
(dollars in thousands)	2016	2015	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,194	$1,199	(0.4)%
Accident and health insurance	410	420	(2.4)%
Gross life, accident and health	1,604	1,619	(0.9)%
Reinsurance premium ceded	(23)	(15)	53.3%
Net life, accident and health premiums earned	$1,581	$1,604	(1.4)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$8,807	$8,403	4.8%
Homeowners (Including mobile homeowners)	5,881	5,955	(1.2)%
Other liability	503	480	4.8%
Gross property and casualty	15,191	14,838	2.4%
Reinsurance premium ceded	(1,545)	(1,562)	(1.1)%
Net property and casualty premiums earned	$13,646	$13,276	2.8%

Consolidated gross premiums earned	$16,795	$16,457	2.1%
Reinsurance premium ceded	(1,568)	(1,577)	(0.6)%
Consolidated net premiums earned	$15,227	$14,880	2.3%

Consolidated net premium earned was up 2.3% for the quarter ended June 30, 2016, at $15,227,000 compared to $14,880,000 for the quarter ended June 30, 2015. The growth in net premium earned was due to a 2.8% increase in net premium earned in the P&C segment. A 1.1% reduction in catastrophe reinsurance cost also contributed to the increase in net premium earned in the P&C segment. The reduction in catastrophe reinsurance cost was due to a moderate catastrophe reinsurance rate reduction in our 2016 calendar year contract renewal.

Investment Income:
For the three months ended June 30, 2016, net investment income was $1,029,000 compared to $813,000 for the same period in 2015; an increase of $216,000. The primary reason for the increase was a $115,000 increase in company owned life insurance (COLI) for the second quarter of 2016 compared to the same period in the prior year.

Realized Investment Gains and Losses:
For the three months ended June 30, 2016, the Company had net realized capital gains totaling $242,000 compared to $245,000 for the same period in 2015; a slight decline of $3,000. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year. The gains realized in both 2016 and 2015 were primarily associated with gains on sale of fixed income investments.

Other Income:
Other income was comparable at $150,000 for the three months ended June 30, 2016, compared to $156,000 for the same period in 2015; a decrease of $6,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $8,862,000 for the three months ended June 30, 2016, compared to $9,435,000 for the three months ended June 30, 2015; a decrease of $573,000 or 6.1%. Claims as a percentage of premium earned was 58.2% in the second quarter of 2016 compared to 63.4% in the second quarter of 2015. The primary reason for the decline in claims was an $899,000 decrease in fire related losses in the P&C segment in the second quarter of 2016 compared to the same period in the prior year. On a percentage basis, fire claims were down 23.3% in the second quarter of 2016 compared to last year. In addition, reported cat claims were down $215,000. Partially offsetting these decreases was an increase in reported non-cat wind and hail losses of $499,000.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three months ended June 30, 2016 and 2015 (dollars in thousands):

For the three months ended June 30, 2016			For the three months ended June 30, 2015
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 16 (Feb 22-24)	$56	6	Cat 70 (Mar 25-26)	$61	12
Cat 17 (Mar 5-11)	50	9	Cat 71 (Mar 31-Apr 1)	221	50
Cat 22 (Mar 30-Apr 1)	204	55	Cat 75 (Apr 18-21)	360	97
Cat 27 (Apr 25-28)	199	48	Cat 76 (Apr 24-28)	590	183
Cat 28 (Apr 29-May 3)	546	109	Cat 79 (May 6-13)	473	90
Cat 29 (May 7-10)	202	24	Cat 81 (May 23-28)	340	83
Cat 31 (May 16-19)	140	30
Cat 32 (May 26-28)	144	13
Cat 35 (Jun 16-18)	353	92
Misc cats less than $100k	142	31	Misc cats less than $100k	62	5
Total Cat losses	$2,036	417	Total Cat losses	$2,107	520

Non-cat wind & hail	$1,824	489	Non-cat wind & hail	$1,465	491

Non-catastrophe wind and hail claims reported in the second quarter of 2016 totaled $1,824,000 compared to non-catastrophe wind and hail claims reported in the second quarter of 2015 totaling $1,465,000; an increase of $359,000 or 24.5%. During the second quarter of 2016, the P&C segment had 489 non-cat wind and hail claims reported (an average of $3,700 per claim) compared to 491 claims reported during the second quarter of 2015 (an average of $3,000 per claim). Non-cat wind and hail claims reported during the second quarter of 2016 accounted for 24.1% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during the second quarter of 2015 accounted for 17.2% of total P&C segment incurred losses and LAE in 2015.

During the second quarter of 2016, the P&C segment was impacted by seven catastrophe events and development on six catastrophe events from first quarter totaling $2,036,000 from 417 claims compared to reported losses and LAE from 11 cat events in the second quarter of 2015 and development on four cat events from first quarter of 2015 totaling $2,107,000 from 520 claims. The largest cat impacting second quarter 2016 was Cat 28 totaling $546,000. This cat accounted for 30.5% of all second quarter 2016 reported cat event losses and LAE. Claims reported from second quarter 2016 cat events contributed 14.9 percentage points to the second quarter 2016 P&C segment loss ratio. In comparison, during the second quarter of 2015, Cat 76 and Cat 79 were the primary source of the reported losses and LAE from cat events. These cat events accounted for just under 50% of total reported cat event claims during the second quarter of 2015. Claims reported during the second quarter of 2015 from cat events contributed 17.0 percentage points to the second quarter 2015 P&C segment loss ratio. In the second quarter of both 2016 and 2015, our catastrophe and non-cat wind and hail losses were above normal driven by a high frequency of isolated severe thunderstorm events across the Southeastern US.

Policyholder benefit payments were down in the property and casualty segment primarily due to a large reduction in reported fire losses during the second quarter of 2016 compared to the same period last year. Fire losses reported in the second quarter of 2016 were down $899,000 or 23.3% compared to fire losses reported during the second quarter of 2015. The P&C segment had 113 fire losses reported in the second quarter of 2016 totaling $2,954,000 compared to 127 claims reported in the second quarter of 2015 totaling $3,853,000. The average cost per claim was $26,100 for fire losses reported in the second quarter of 2016 compared to $30,300 for fire losses reported in the second quarter of 2015. Fire claim frequency is generally correlated with the pace of new business production.

Policy Acquisition Cost (commissions and amortization of deferred acquisition cost):
For the three months ended June 30, 2016, policy acquisition costs were $3,023,000 compared to $3,007,000 for the same period in 2015; an increase of $16,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were 19.9% in the second quarter of 2016 compared to 20.2% for the same period in 2015.

General Expenses:
General and administrative expenses totaled $2,158,000 in the second quarter of 2016 compared to $2,119,000 in the second quarter of 2015; a 1.8% increase. An increase in actuarial fees associated with rate filings in the P&C segment was the primary reason for the $39,000 increase in general and administrative expenses in the second quarter of 2016 compared to the same period in 2015.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $574,000 for the three months ended June 30, 2016, compared to $518,000 for the same period in 2015. As a percentage of net premiums earned, insurance taxes, licenses and fees were relatively unchanged at 3.8% for the three months ended June 30, 2016 compared to 3.5% for the three months ended June 30, 2015.

Interest Expense:
Interest expense for the second quarter of 2016 was $333,000 compared to $348,000 for the same period in 2015. A reduction total debt outstanding over the past twelve months is the primary factor contributing to the $15,000 decrease.

Income taxes:
For the three month period ended June 30, 2016, the Company had pretax income of $1,698,000 compared to $667,000 for the same period in 2015. The $402,000 tax expense for the second quarter 2016 consisted of current tax expense of $399,000 and deferred tax expense $3,000. Tax expense for the second quarter of 2015 consisted of current tax expense of $161,000 and deferred tax benefit of $117,000.

Net Income:
The Company ended the second quarter of 2016 with net income of $1,296,000 compared to net income of $623,000 for the same period in 2015. As discussed in detail above, the primary reasons for the increase in second quarter 2016 earnings compared to second quarter 2015 was a 2.3% increase in net premiums earned coupled with a 6.1% decrease in claims.

Six months ended June 30, 2016 compared to six months ended June 30, 2015:

Premium Revenue:
The table below provides earned premium revenue by segment for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,		Percent
(dollars in thousands)	2016	2015	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$2,367	$2,377	(0.4)%
Accident and health insurance	826	841	(1.8)%
Gross life, accident and health	3,193	3,218	(0.8)%
Reinsurance premium ceded	(48)	(30)	60.0%
Net life, accident and health premiums earned	$3,145	$3,188	(1.3)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$17,469	$16,603	5.2%
Homeowners (Including mobile homeowners)	11,787	11,903	(1.0)%
Other liability	996	945	5.4%
Gross property and casualty	30,252	29,451	2.7%
Reinsurance premium ceded	(3,005)	(3,053)	(1.6)%
Net property and casualty premiums earned	$27,247	$26,398	3.2%

Consolidated gross premiums earned	$33,445	$32,669	2.4%
Reinsurance premium ceded	(3,053)	(3,083)	(1.0)%
Consolidated net premiums earned	$30,392	$29,586	2.7%

Consolidated net premium earned was up 2.7% for the year ended June 30, 2016, at $30,392,000 compared to $29,586,000 for the year ended June 30, 2015. The growth in net premium earned was due to a 3.2% increase in net premium earned in the P&C segment which was driven by a moderate increase in direct premium. A 1.6% reduction in catastrophe reinsurance cost also contributed to the increase in net premium earned in the P&C segment. The reduction in catastrophe reinsurance cost was due to a catastrophe reinsurance rate reduction in our 2016 calendar year contract renewal.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. Our catastrophe retention remained unchanged at $4 million and we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million after exceeding the retention. Our catastrophe reinsurance also covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million. It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated more frequent smaller catastrophe events that individually may not exceed our $4 million retention.

Under the catastrophe reinsurance program in 2016, the Company retained the first $4,000,000 in losses from each event.  Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000

Investment Income:
For the six months ended June 30, 2016, net investment income was $2,020,000 compared to $1,815,000 for the same period in 2015; an increase of $205,000. The primary reason for the increase in net investment income in the first six months of 2016 compared to the same period in 2015 was an increase in the value of company owned life insurance. The change in value of the COLI increased investment income $53,000 during the six months ended June 30, 2016, while the change decreased investment income $52,000 during the same period in 2015.

Realized Investment Gains and Losses:
For the six months ended June 30, 2016, the Company had net realized capital gains totaling $249,000 compared to $387,000 for the same period in 2015. The $138,000 change was primarily associated with sales of fixed income investments. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other Income:
Other income was $304,000 for the six months ended June 30, 2016, compared to $314,000 for the same period in 2015; a decrease of $10,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $17,909,000 for the six months ended June 30, 2016, compared to $17,697,000 for the six months ended June 30, 2015; an increase of $212,000 or 1.2%. Claims as a percentage of premium earned was 58.9% in the first half of 2016 compared to 59.8% in the first half of 2015. Policyholder benefits were up due to an increase in P&C segment claims in the first six months of 2016 compared to the same period in 2015. The components of the increase in P&C segment claims were $1,141,000 from reported non-cat wind and hail losses as well as $721,000 from reported claims from cat events. However, offsetting the increases were a decline in reported fire claims totaling $1,188,000 in the P&C segment.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the six months ended June 30, 2016 and 2015 (dollars in thousands):

For the six months ended June 30, 2016			For the six months ended June 30, 2015
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 16 (Feb 22-24)	$1,054	239	Cat 70 (Mar 25-26)	$433	81
Cat 17 (Mar 5-11)	329	101	Cat 71 (Mar 31-Apr 1)	221	50
Cat 22 (Mar 30-Apr 1)	204	55	Cat 75 (Apr 18-21)	360	97
Cat 27 (Apr 25-28)	199	48	Cat 76 (Apr 24-28)	590	183
Cat 28 (Apr 29-May 3)	546	109	Cat 79 (May 6-13)	473	90
Cat 29 (May 7-10)	202	24	Cat 81 (May 23-28)	340	83
Cat 31 (May 16-19)	140	30
Cat 32 (May 26-28)	144	13
Cat 35 (Jun 16-18)	353	92
Misc cats less than $100k	312	91	Misc cats less than $100k	201	65
Total Cat losses	$3,483	802	Total Cat losses	$2,618	649

Non-cat wind & hail	$3,259	975	Non-cat wind & hail	$2,258	782

Non-catastrophe wind and hail claims reported in the first half of 2016 totaled $3,259,000 compared to non-catastrophe wind and hail claims reported in the first half of 2015 totaling $2,258,000; an increase of $1,001,000 or 44.3%. During the first six months of 2016, the P&C segment had 975 non-cat wind and hail claims reported (an average of $3,300 per claim) compared to 782 claims reported during the first six months of 2015 (an average of $2,900 per claim). Non-cat wind and hail claims reported during the first half of 2016 accounted for 21.1% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during the first half of 2015 accounted for 14.7% of total P&C segment incurred losses and LAE in 2015. The P&C segment has experienced a higher frequency of thunderstorm activity in 2016 than for the same period in 2015. While the most of these individual thunderstorms were not severe or widespread the frequency of these weather events drove a significant increase in both catastrophe and non-cat wind and hail claims.

During the first six months of 2016, the P&C segment was impacted by 13 catastrophe events totaling $3,483,000 from 802 claims compared to reported losses and LAE from 15 cat events totaling $2,618,000 from 649 claims in the first six months of 2015. Claims reported from year to date 2016 cat events contributed 12.8 percentage points to the 2016 P&C segment loss ratio. In comparison, claims reported during the first half of 2015 from prior year cat events contributed 10.5 percentage points to the year to date 2015 P&C segment loss ratio. While the frequency of cat events was down slightly in 2016 compared to 2015, reported cat event losses and LAE were up 26.1% and reported claim counts were up 92. The P&C segment was not impacted by any single large cat event in either 2016 or 2015. The claims associated with these cats were the result of frequent but less severe thunderstorms and isolated tornado and hail events which impacted all states in which we do business. During the current year, southern Louisiana was the primary source of the reported cat claims, which is not typical in the spring in this region, while Oklahoma was the primary source of the reported cat event claims during 2015. The claims reported in Louisiana from cat events accounted for 21.5% of all reported cat event claims in 2016. In 2015, the cat event claims reported in Oklahoma accounted for 46.4% of all reported cat event claims.
Year to date policyholder benefit payments were up in the property and casualty segment due to an increase in frequency of wind related losses; however, reported fire losses helped offset this increase. Reported fire losses were down $1,188,000 or 14.5% in 2016 compared to fire losses reported during the first half of 2015. The P&C segment had 242 fire losses reported for the period ended June 30, 2016, totaling $6,985,000 compared to 293 fire claims reported for the same period in 2015 totaling $8,173,000. The average cost per claim was $28,900 for fire losses reported in 2016 compared to $27,900 for fire losses reported in 2015.
Policy Acquisition Cost (commissions and amortization of deferred acquisition cost):
For the six months ended June 30, 2016, policy acquisition costs were $5,918,000 compared to $5,961,000 for the same period in 2015; a decrease of $43,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were 19.5% in the first half of 2016 compared to 20.1% for the same period in 2015.

General Expenses:
Year to date general and administrative expenses totaled $4,287,000 in 2016 compared to $4,150,000 in 2015; a 3.3% increase. The primary reason for the $137,000 increase in general and administrative expenses in 2016 compared to 2015 was an increase in actuarial fees paid associated with rate filings in the P&C segment.

Taxes, licenses and fees:
Insurance taxes, licenses and fees were comparable at $1,174,000 for the six months ended June 30, 2016, compared to $1,173,000 for the same period in 2015. As a percentage of net premiums earned, insurance taxes, licenses and fees were 3.9% for the six months ended June 30, 2016 compared to 4.0% for the six months ended June 30, 2015.

Interest expense:
Interest expense for the first half of 2016 was $678,000 compared to $668,000 for the same period in 2015; an increase of 1.5%. The primary reason for the $10,000 increase was due to an outstanding balance in a revolving line of credit.

Income taxes:
For the six month period ended June 30, 2016, the Company had pretax income of $2,999,000 compared to $2,453,000 for the same period in 2015. The $762,000 tax expense for the first half 2016 consisted of current tax expense of $620,000 and deferred tax benefit of $142,000. Tax expense of $522,000 for the first half of 2015 consisted of current tax expense of $632,000 and deferred tax benefit of $110,000. The effective tax rate for the six month period ended June 30, 2016 and 2015 was 25.4% and 21.3%, respectively.

Net income:
The Company ended the first half of 2016 with net income of $2,237,000 compared to net income of $1,931,000 for the same period in 2015. The primary factor contributing to the $306,000 increase in net income was a 2.7% increase in 2016 net premiums earned compared to 2015.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of June 30, 2016, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$3,533	$—	$3,533	3.59%
Maturity in 1-5 years	14,967	53	15,020	15.26%
Maturity in 5-10 years	35,639	93	35,732	36.29%
Maturity after 10 years	42,080	2,090	44,170	44.86%
	$96,219	$2,236	$98,455	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,732,000, or 4.9%, decline in the market value of fixed income investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,744,000, or 4.9%, in increases in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in company book value.

At June 30, 2016, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $49,177,000, up $4,294,000 compared to $44,883,000 at December 31, 2015.  Components of the change in equity were net income of $2,237,000, increase in accumulated unrealized gains on investments of $2,288,000, a net unrealized loss of $81,000 related to interest rate swaps and cash dividends paid totaling $226,000.

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
While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 9.3% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $4,063,000 in cash and cash equivalents at June 30, 2016, compared to $8,378,000 at June 30, 2015. Cash provided by operating activities increased cash by $1,359,000 during the quarter ended June 30, 2016. The increase in cash provided by operations was primarily driven by an increase in recovery of reinsurance balances receivable. For the six months ended June 30, 2015, cash provided by operating activities totaled $3,097,000. Operating cash flow generated in the property and casualty segment was the primary contributor to cash provided by operating activities in the prior year.

Net cash used in investing activities totaled $3,861,000 for the period ended June 30, 2016, compared to cash provided of $234,000 for the same period last year. The investment of cash held at December 31, 2015 and reinvestment of maturities of fixed income securities were the primary cash related investment activities during the six months ended June 30, 2016. For the period ended June 30, 2015, cash provided by investing activities totaled $234,000 the reinvestment of maturities of fixed income securities was the primary cash related investment activity during the period.

Net cash used in financing activities totaled $198,000 for the period ended June 30, 2016, compared to $1,379,000 for the same period last year. During the six months ended June 30, 2015, the Company repaid a $500,000 long-term note and a $700,000 short-term note payable. As of June 30, 2016, a total of $5,143,000 remained outstanding on the note associated with the Mobile Attic settlement with the next installment due in November of 2016. This installment is $857,000 and is included in short-term notes payable. The Company maintains a $1,000,000 operating line of credit which matures in September 2017, as well as a $700,000 line of credit which was renewed in February of 2016. Between the two lines of credit, $1,000,000 was available at June 30, 2016.

The Company had a total of $17,106,000 of long-term debt outstanding as of June 30, 2016, compared to $17,100,000 at December 31, 2015, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $252,000 and $258,000, respectively.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2016 is statutorily limited to $1,510,000 in the life insurance subsidiary and $3,445,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with previous adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $750,000 in dividends from its subsidiaries during the six months ended June 30, 2016.

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

The Company continues to monitor liquidity and subsidiary capital closely. Improved underwriting results stemming from the discontinuation of unprofitable lines of business, favorable tropical weather patterns, streamlining of products offered combined with enhancements to the Company's rate development process and improvements in the Company's catastrophe reinsurance structure have reduced the pressure on subsidiary capital levels. However, continuing to strengthen subsidiary capital continues to be a top priority for management.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $5.3 million. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its June 30, 2016 value, the fair value of the Company's common stock investments would decrease by approximately $527,000.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the six month period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.  Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended June 30, 2016:

Date of Report	Date Filed	Description
April 11, 2016	April 11, 2016	Press release, dated April 11, 2016, issued by The National Security Group, Inc.
May 13, 2016	May 13, 2016	Press release, dated May 13, 2016, issued by The National Security Group, Inc.
May 20, 2016	May 20, 2016	Item 7.01, 9.01 - investor presentation
May 20, 2016	May 23, 2016	Item 5.07 - announcement of annual meeting voting results

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

Date: August 12, 2016