Form 10-Q
period 2016-09-30
NATIONAL SECURITY GROUP INC
filed 2016-11-14
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2016

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

As of November 11, 2016, there were 2,517,339 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2016 - $2,175; 2015 - $2,504)	$2,072	$2,439
Fixed maturities available-for-sale, at estimated fair value (cost: 2016 - $97,454; 2015 - $92,077)	100,454	91,812
Equity securities available-for-sale, at estimated fair value (cost: 2016 - $2,420; 2015 - $2,420)	5,204	4,897
Trading securities	107	107
Mortgage loans on real estate, at cost	174	202
Investment real estate, at book value	3,291	3,291
Policy loans	1,708	1,655
Company owned life insurance	4,978	4,898
Other invested assets	3,027	3,256
Total Investments	121,015	112,557
Cash	5,525	6,763
Accrued investment income	870	797
Policy receivables and agents' balances, net	12,552	11,296
Reinsurance recoverable	527	1,660
Deferred policy acquisition costs	8,713	8,485
Property and equipment, net	1,910	1,946
Deferred income tax asset, net	2,311	3,824
Other assets	742	513
Total Assets	$154,165	$147,841
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$7,433	$9,645
Accident and health benefit and loss reserves	3,297	3,197
Life and annuity benefit and loss reserves	32,548	31,962
Unearned premiums	32,307	29,852
Policy and contract claims	1,044	826
Other policyholder funds	1,614	1,561
Short-term notes payable and current portion of long-term debt	857	857
Long-term debt	16,409	17,100
Accrued income taxes	58	101
Other liabilities	8,401	7,857
Total Liabilities	103,968	102,958
Contingencies
Shareholders' equity
Common stock	2,517	2,512
Additional paid-in capital	5,412	5,341
Accumulated other comprehensive income	2,935	525
Retained earnings	39,333	36,505
Total Shareholders' Equity	50,197	44,883
Total Liabilities and Shareholders' Equity	$154,165	$147,841

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
REVENUES
Net premiums earned	$15,675	$15,104	$46,067	$44,690
Net investment income	1,005	737	3,025	2,552
Net realized investment gains	287	130	536	517
Other income	152	154	456	468
Total Revenues	17,119	16,125	50,084	48,227
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	10,082	8,170	27,991	25,867
Amortization of deferred policy acquisition costs	758	905	2,451	2,722
Commissions	2,088	2,086	6,313	6,230
General and administrative expenses	2,026	1,726	6,313	5,876
Taxes, licenses and fees	529	468	1,703	1,641
Interest expense	339	350	1,017	1,018
Total Benefits, Losses and Expenses	15,822	13,705	45,788	43,354

Income Before Income Taxes	1,297	2,420	4,296	4,873

INCOME TAX EXPENSE
Current	238	446	858	1,078
Deferred	129	358	271	248
	367	804	1,129	1,326

Net Income	$930	$1,616	$3,167	$3,547

INCOME PER COMMON SHARE BASIC AND DILUTED	$0.37	$0.64	$1.26	$1.41

DIVIDENDS DECLARED PER SHARE	$0.045	$0.04	$0.135	$0.12

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net income	$930	$1,616	$3,167	$3,547

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $223 and $345 for 2016 and 2015, respectively	69	(78)	2,357	(953)
Unrealized gain (loss) on interest rate swap	134	(157)	53	(218)

Other comprehensive income (loss), net of tax	203	(235)	2,410	(1,171)

Comprehensive income (Loss)	$1,133	$1,381	$5,577	$2,376

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital

Balance at December 31, 2015 (AUDITED)	$44,883	$36,505	$525	$2,512	$5,341

Net income for September 30, 2016	3,167	3,167

Other comprehensive income (net of tax)	2,410		2,410

Common stock issued	76			5	71

Cash dividends	(339)	(339)

Balance at September 30, 2016	$50,197	$39,333	$2,935	$2,517	$5,412

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Nine months ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$3,167	$3,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	255	235
(Increase) decrease in cash surrender value of company owned life insurance	(80)	208
Net realized gains on investments	(536)	(517)
Deferred income taxes	271	248
Amortization of deferred policy acquisition costs	2,451	2,722
Changes in assets and liabilities:
Change in accrued investment income	(73)	23
Change in reinsurance recoverable	1,133	(515)
Policy acquisition costs deferred	(2,679)	(2,797)
Change in accrued income taxes	(43)	(434)
Change in net policy liabilities and claims	(116)	2,500
Change in other assets/liabilities, net	699	1,655
Other, net	7	7
Net cash provided by operating activities	4,456	6,882
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(23,357)	(23,183)
Trading securities and short-term investments	—	(88)
Property and equipment	(84)	(124)
Proceeds from sale or maturities of:
Held-to-maturity securities	383	580
Available-for-sale securities	18,384	20,841
Real estate held for investment	—	444
Property and equipment	—	5
Other invested assets, net	(34)	327
Net cash used in investing activities	(4,708)	(1,198)
Cash Flows from Financing Activities
Change in other policyholder funds	53	35
Repayments of long-term debt	(700)	(500)
Change in short-term notes payable	—	(700)
Dividends paid	(339)	(301)
Net cash used in financing activities	(986)	(1,466)
Net change in cash and cash equivalents	(1,238)	4,218
Cash and cash equivalents, beginning of year	6,763	6,426
Cash and cash equivalents, end of period	$5,525	$10,644
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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,514,828 at September 30, 2016 and 2,509,857 at September 30, 2015. The Company did not have any dilutive securities as of September 30, 2016 and 2015.

Reclassifications
Certain 2015 amounts have been reclassified from the prior year condensed consolidated financial statements to conform to the 2016 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At September 30, 2016, the net amount exceeding FDIC insured limits was $2,527,000 at two financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At September 30, 2016, the single largest balance due from one agent totaled $857,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At September 30, 2016 and December 31, 2015, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At September 30, 2016, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued guidance that clarifies how certain cash receipts and cash payments shall be presented and classified in the statement of cash flows. This guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company does not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

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

Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The Company adopted this standard retrospectively on January 1, 2016, which resulted in the reclassification of $258,000 of unamortized debt issuance costs related to Company borrowings from other assets to long-term debt within our condensed consolidated balance sheet as of December 31, 2015. The adoption also resulted in the reclassification of $10,000 from general expenses to interest expense for the nine months ended September 30, 2015.

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

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of September 30, 2016 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$42,723	$1,799	$394	$44,128
Mortgage backed securities	11,743	353	60	12,036
Private label asset backed securities	6,658	30	206	6,482
Obligations of states and political subdivisions	14,837	836	28	15,645
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	21,493	719	49	22,163
Total fixed maturities	97,454	3,737	737	100,454
Equity securities	2,420	2,812	28	5,204
Total	$99,874	$6,549	$765	$105,658

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of September 30, 2016 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$2,042	$100	$—	$2,142
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	30	3	—	33
Total	$2,072	$103	$—	$2,175

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

The amortized cost and aggregate fair value of debt securities at September 30, 2016, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$3,232	$3,291
Due after one year through five years	15,624	15,986
Due after five years through ten years	34,761	35,867
Due after ten years	43,837	45,310
Total	$97,454	$100,454

Held-to-maturity securities:
Due in one year or less	$1	$1
Due after one year through five years	39	41
Due after five years through ten years	86	95
Due after ten years	1,946	2,038
Total	$2,072	$2,175
A summary of securities available-for-sale with unrealized losses as of September 30, 2016, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$3,715	$24	$3,559	$370	$7,274	$394	13
Mortgage backed securities	1,193	41	387	19	1,580	60	7
Private label asset backed securities	821	3	3,431	203	4,252	206	9
Obligations of state and political subdivisions	2,028	28	—	—	2,028	28	4
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	4,236	42	313	7	4,549	49	5
Equity securities	—	—	1,258	28	1,258	28	1
	$11,993	$138	$8,948	$627	$20,941	$765	39

There were no securities held-to-maturity with unrealized losses as of September 30, 2016.

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and approximately 5.3% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the nine months ended September 30, 2016 and year ended December 31, 2015, the Company realized no other-than-temporary impairments. At September 30, 2016, the single largest loss not realized as an impairment was in the bond portfolio and totaled $180,000. The second largest loss position was in the bond portfolio and totaled $103,000. The third largest loss position was in the bond portfolio and totaled $101,000. At December 31, 2015, the single largest loss not realized as an impairment was in the bond portfolio and totaled $252,000. The second largest loss position was in the bond portfolio and totaled $211,000. The third largest loss position was in the bond portfolio and totaled $186,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed maturities	$895	$829	$2,744	$2,591
Equity securities	23	30	77	90
Mortgage loans on real estate	4	3	11	11
Investment real estate	1	3	5	7
Policy loans	32	30	96	89
Company owned life insurance change in surrender value	27	(156)	80	(208)
Other	61	41	136	116
	1,043	780	3,149	2,696
Less: Investment expenses	38	43	124	144
Net investment income	$1,005	$737	$3,025	$2,552

Major categories of realized investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed maturities	$78	$130	$338	$522
Other, principally real estate	209	—	198	(5)
Net realized investment gains	$287	$130	$536	$517

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$3,571	$(3,225)
Deferred income tax	(1,214)	1,097
Net change in unrealized appreciation on available-for-sale securities	$2,357	$(2,128)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$44,128	$—	$44,128	$—
Mortgage backed securities	12,036	—	12,036	—
Private label asset backed securities	6,482	—	6,482	—
Obligations of states and political subdivisions	15,645	—	15,645	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	22,163	22,163	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	5,204	3,946	—	1,258
Total Financial Assets	$105,765	$26,216	$78,291	$1,258
Financial Liabilities
Interest rate swap	$(1,338)	$—	$—	$(1,338)
Total Financial Liabilities	$(1,338)	$—	$—	$(1,338)

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

As of September 30, 2016, Level 3 fair value measurements of assets include $1,258,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of September 30, 2016, Level 3 fair value measurements of liabilities include $1,338,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 (in thousands):

For the nine months ended September 30, 2016	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,173	$(1,419)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	85	81
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,258	$(1,338)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2016:	$—	$—

For the nine months ended September 30, 2016, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016		December 31, 2015
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$2,072	$2,175	$2,439	$2,504
Mortgage loans	174	174	202	202
Policy loans	1,708	1,708	1,655	1,655
Company owned life insurance	4,978	4,978	4,898	4,898
Other invested assets	3,027	3,027	3,256	3,256
Liabilities and related instruments
Other policyholder funds	1,614	1,614	1,561	1,561
Short-term notes payable and current portion of long-term debt	857	857	857	857
Long-term debt	16,409	16,409	17,100	17,100

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Building and improvements	$3,348	$3,350
Electronic data processing equipment	1,560	1,631
Furniture and fixtures	533	529
	5,441	5,510
Less accumulated depreciation	3,531	3,564
Property and equipment, net	$1,910	$1,946
Depreciation expense for the nine months ended September 30, 2016 was $119,000 ($168,000 for the year ended December 31, 2015).

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2010. Tax returns have been filed through the year 2015.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $2,311,000 at September 30, 2016 and $3,824,000 at December 31, 2015.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of September 30, 2016	As of December 31, 2015
General expenses	$1,566	$1,569
Unearned premiums	2,206	2,039
Claims liabilities	739	730
Litigation settlement	1,748	1,748
AMT credit	455	816
Impairment on real estate owned	187	187
Unrealized loss on interest rate swaps	455	483
Deferred tax assets	7,356	7,572

Depreciation	(117)	(111)
Deferred policy acquisition costs	(2,962)	(2,885)
Unrealized gains on securities available-for-sale	(1,966)	(752)
Deferred tax liabilities	(5,045)	(3,748)
Net deferred tax asset	$2,311	$3,824

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Nine months ended September 30,
	2016	2015
Deferred policy acquisition costs	$77	$26
Unearned premiums	(167)	(206)
General expenses	3	(57)
Depreciation	6	(10)
Claims liabilities	(9)	10
AMT credit	361	485
Deferred income tax expense (benefit)	$271	$248

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Nine months ended September 30,
	2016	2015
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	(1.4)%	(1.6)%
Company owned life insurance	(0.6)%	1.5%
Small life deduction	(5.9)%	(4.3)%
Other, net	0.2%	(2.4)%
Effective federal income tax rate	26.3%	27.2%

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30,	December 31,
	2016	2015
Current portion of installment note payable due November 2016 with variable interest rate equal to the WSJ prime rate plus 1%. Unsecured.	$857	$857
	$857	$857
Long-term debt consisted of the following as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30,	December 31,
	2016	2015
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity March 2018. Interest payments due quarterly. Unsecured.	$—	$700

Line of credit, $1,000,000 available, with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	—	—

Long-term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Next principal installment on long-term portion due November 2016. Unsecured.	4,286	4,286

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; net of $183,000 in debt issuance cost ($187,000 in 2015); maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,098	9,092

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; applied to the outstanding principal; net of $70,000 in debt issuance cost ($71,000 in 2015); maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,025	3,022
	$16,409	$17,100

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

The swaps entered into in 2009 and 2010 have fair values of $194,000 (liability) and $1,144,000 (liability), respectively, for a total liability of $1,338,000 at September 30, 2016 ($1,419,000 at December 31, 2015).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $53,000 (net

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

of tax) is included in accumulated other comprehensive income related to the swap agreements at September 30, 2016.  A net valuation loss of $119,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2015.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At September 30, 2016, the Company has securities on deposit with fair market values of $1,526,000 and cash of $231,000 (all of which is posted as collateral). At December 31, 2015, the Company had securities on deposit with fair market values of $1,482,000 and cash of $130,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

At September 30, 2016, the largest reinsurance recoverable of a single reinsurer was $4,000 ($12,000 at December 31, 2015). Amounts reported as ceded incurred losses in both 2016 and 2015 were related to the development of losses from prior year catastrophes.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the nine months ended September 30, 2016 and 2015 amounted to $155,000 and $157,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options. The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited to the non-qualified deferred compensation plans for the nine months ended September 30, 2016 and 2015 amounted to approximately $176,000 and $89,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $188,000 costs incurred during the nine months ended September 30, 2016 and $169,000 costs incurred during the nine months ended September 30, 2015 related to ESOP plan contributions. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

NOTE 10 – SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2016 and year ended December 31, 2015, changes in shareholders' equity consisted of net income of $3,167,000 and $4,697,000, respectively; dividends paid of $339,000 in 2016 and $402,000 in 2015; increases in accumulated other comprehensive income, net of applicable taxes, of $2,410,000 in 2016 and decreases in accumulated other comprehensive income, net of applicable taxes, of $2,247,000 in 2015.  Other comprehensive gains and loss consisted of accumulated unrealized gains and losses on securities available-for-sale and unrealized loss on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,517,339	2,517,339	3,000,000	2,512,425	2,512,425

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Nine months ended September 30,
	2016	2015
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(935)	$(816)
Other comprehensive loss for period:
Other comprehensive loss before reclassifications	53	(218)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive loss	53	(218)
Balance at end of period	$(882)	$(1,034)
Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$1,460	$3,588
Other comprehensive income for period:
Other comprehensive income (loss) before reclassifications	2,580	(608)
Amounts reclassified from accumulated other comprehensive income	(223)	(345)
Net current period other comprehensive income (loss)	2,357	(953)
Balance at end of period	$3,817	$2,635
Total Accumulated Other Comprehensive Income at end of period	$2,935	$1,601

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2016 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$338	Net realized investment gains
	338	Total before tax
	(115)	Tax (expense) or benefit
	$223	Net of Tax

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2015 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$522	Net realized investment gains
	522	Total before tax
	(177)	Tax (expense) or benefit
	$345	Net of Tax

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

Total assets by industry segment at September 30, 2016 and at December 31, 2015 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

September 30, 2016	$154,165	$88,569	$60,152	$5,444

December 31, 2015	$147,841	$84,435	$57,067	$6,339

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

Premium revenues and operating income by business segment for the three and nine months ended September 30, 2016 and 2015 are summarized below (dollars in thousands):

Three months ended September 30, 2016	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,675	$14,016	$1,659	$—
Net investment income	1,005	449	540	16
Net realized investment gains (losses)	287	81	206	—
Other income	152	151	1	—
	17,119	14,697	2,406	16
BENEFITS AND EXPENSES
Policyholder benefits paid	10,082	8,466	1,616	—
Amortization of deferred policy acquisition costs	758	696	62	—
Commissions	2,088	1,999	89	—
General and administrative expenses	2,026	1,428	400	198
Taxes, licenses and fees	529	482	47	—
Interest expense	339	—	19	320
	15,822	13,071	2,233	518
Income (Loss) Before Income Taxes	$1,297	$1,626	$173	$(502)

Three months ended September 30, 2015	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,104	$13,414	$1,690	$—
Net investment income	737	237	481	19
Net realized investment gains	130	51	79	—
Other income	154	153	1	—
	16,125	13,855	2,251	19
BENEFITS AND EXPENSES
Policyholder benefits paid	8,170	6,440	1,730	—
Amortization of deferred policy acquisition costs	905	676	229	—
Commissions	2,086	1,988	98	—
General and administrative expenses	1,726	1,445	346	(65)
Taxes, licenses and fees	468	426	42	—
Interest expense	350	—	21	329
	13,705	10,975	2,466	264
Income (Loss) Before Income Taxes	$2,420	$2,880	$(215)	$(245)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

Nine months ended September 30, 2016	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$46,067	$41,263	$4,804	$—
Net investment income	3,025	1,357	1,620	48
Net realized investment gains (losses)	536	266	270	—
Other income	456	454	2	—
	50,084	43,340	6,696	48
BENEFITS AND EXPENSES
Policyholder benefits paid	27,991	23,905	4,086	—
Amortization of deferred policy acquisition costs	2,451	2,087	364	—
Commissions	6,313	6,035	278	—
General and administrative expenses	6,313	4,553	1,215	545
Taxes, licenses and fees	1,703	1,546	157	—
Interest expense	1,017	—	57	960
	45,788	38,126	6,157	1,505
Income (Loss) Before Income Taxes	$4,296	$5,214	$539	$(1,457)

Nine months ended September 30, 2015	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$44,690	$39,812	$4,878	$—
Net investment income	2,552	1,063	1,432	57
Net realized investment gains	517	181	336	—
Other income	468	466	2	—
	48,227	41,522	6,648	57
BENEFITS AND EXPENSES
Policyholder benefits paid	25,867	21,751	4,116	—
Amortization of deferred policy acquisition costs	2,722	2,026	696	—
Commissions	6,230	5,953	277	—
General and administrative expenses	5,876	4,604	1,036	236
Taxes, licenses and fees	1,641	1,442	199	—
Interest expense	1,018	—	44	974
	43,354	35,776	6,368	1,210
Income (Loss) Before Income Taxes	$4,873	$5,746	$280	$(1,153)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2015 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Life, accident and health operations premiums written:
Traditional life insurance	$1,112	$1,140	$3,355	$3,381
Accident and health insurance	562	600	1,389	1,441
Gross life, accident and health	1,674	1,740	4,744	4,822
Reinsurance premium ceded	(10)	(19)	(58)	(49)
Net life, accident and health premiums written	$1,664	$1,721	$4,686	$4,773
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$8,947	$8,793	$27,855	$26,975
Homeowners (Including mobile homeowners)	6,017	6,220	18,403	18,686
Other liability	528	500	1,621	1,554
Gross property and casualty	15,492	15,513	47,879	47,215
Reinsurance premium ceded	(1,516)	(1,745)	(4,215)	(4,465)
Net property and casualty written	$13,976	$13,768	$43,664	$42,750
Consolidated gross premiums written	$17,166	$17,253	$52,623	$52,037
Reinsurance premium ceded	(1,526)	(1,764)	(4,273)	(4,514)
Consolidated net premiums written	$15,640	$15,489	$48,350	$47,523
The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Life, accident and health operations premiums earned:
Traditional life insurance	$1,108	$1,111	$3,475	$3,488
Accident and health insurance	561	598	1,387	1,439
Gross life, accident and health	1,669	1,709	4,862	4,927
Reinsurance premium ceded	(10)	(19)	(58)	(49)
Net life, accident and health premiums earned	$1,659	$1,690	$4,804	$4,878
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$8,941	$8,547	$26,410	$25,150
Homeowners (Including mobile homeowners)	5,923	5,957	17,710	17,860
Other liability	515	488	1,511	1,433
Gross property and casualty	15,379	14,992	45,631	44,443
Reinsurance premium ceded	(1,363)	(1,578)	(4,368)	(4,631)
Net property and casualty earned	$14,016	$13,414	$41,263	$39,812
Consolidated gross premiums earned	$17,048	$16,701	$50,493	$49,370
Reinsurance premium ceded	(1,373)	(1,597)	(4,426)	(4,680)
Consolidated net premiums earned	$15,675	$15,104	$46,067	$44,690

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

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2016 was $823,000 ($842,000 in 2015). Cash paid for income taxes during the nine months ended September 30, 2016 was $750,000 ($1,546,000 in 2015).

During the nine months ended September 30, 2016, non-cash changes in equity included $5,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $71,000 increase in additional paid-in capital.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q. There were no events that impacted the accompanying condensed consolidated financial statements. However, from October 7, 2016 to October 9, 2016, Hurricane Matthew moved up the Atlantic Coast impacting policyholders in Georgia and South Carolina. Insured property in the path of Matthew was exposed to category 1 hurricane and tropical storm force winds. Losses from Hurricane Matthew will materially impact net income for the three months and year ended December 31, 2016. No provision for losses from Hurricane Matthew has been made in the accompanying condensed consolidated financial statements.

Net of re-insurance, Hurricane Matthew will reduce fourth quarter and full year pre-tax income by $4,000,000. Hurricane Matthew will reduce fourth quarter and full year net income by $2,640,000. Management estimates ultimate gross losses from Hurricane Matthew (before re-insurance recoveries) to be within a range of $7,000,000 to $8,000,000. Under catastrophe reinsurance coverage, the Company retains 100% of losses up to $4,000,000 from a single event with losses above the retention being 100% reinsured up to $72,500,000. For additional details of reinsurance coverage see Note 8.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of September 30, 2016, and the related condensed consolidated statements of income and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2016 and 2015 and the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2016 and the statement of cash flows for the nine-month periods ended September 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the company’s management.

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
November 11, 2016

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three month and nine month periods ended September 30, 2016 and 2015.

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

The National Security Group operates in the property and casualty and life, accident and supplemental health insurance businesses and markets products primarily through independent agents.  The Company operates in ten states with 48.0% of total premium revenue generated in the states of Alabama and Mississippi.  Property and casualty insurance is the most significant segment, accounting for 90.4% of gross earned premium revenue in the first nine months of 2016.  Revenue generated from the life segment accounted for 9.6% of gross insurance premium revenue in the first nine months 2016.

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

The two primary segments in which we report insurance operations are the personal lines property and casualty segment (NSFC) and the life, accident and health insurance segment (NSIC).  Due to Omega currently producing no direct written premium and the fact that Omega is a wholly owned subsidiary of NSFC authorized to underwrite similar lines of business, all references to NSFC in the remainder of this management discussion and analysis will include the insurance operations of both NSFC and Omega.  Our income is principally derived from net underwriting profits and investment income.  Net underwriting profit is principally derived from earned premiums received less claims paid, sales commissions to agents, costs of underwriting, policy administration and insurance taxes and fees.  Investment income includes interest and dividend income and gains and losses on investment holdings.

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

Consolidated Results of Operations:
Financial results for the three months and nine months ended September 30, 2016 and 2015 were as follows:

Unaudited Consolidated Financial Summary	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Gross premiums written	$17,166	$17,253	$52,623	$52,037
Net premiums written	$15,640	$15,489	$48,350	$47,523

Net premiums earned	$15,675	$15,104	$46,067	$44,690
Net investment income	1,005	737	3,025	2,552
Net realized investment gains	287	130	536	517
Other income	152	154	456	468
Total Revenues	17,119	16,125	50,084	48,227
Policyholder benefits and settlement expenses	10,082	8,170	27,991	25,867
Amortization of deferred policy acquisition costs	758	905	2,451	2,722
Commissions	2,088	2,086	6,313	6,230
General and administrative expenses	2,026	1,726	6,313	5,876
Taxes, licenses and fees	529	468	1,703	1,641
Interest expense	339	350	1,017	1,018
Total Benefits, Losses and Expenses	15,822	13,705	45,788	43,354
Income Before Income Taxes	1,297	2,420	4,296	4,873
Income tax expense	367	804	1,129	1,326
Net Income	$930	$1,616	$3,167	$3,547
Income Per Common Share	$0.37	$0.64	$1.26	$1.41
Reconciliation of Net Income to non-GAAP Measurement
Net income	$930	$1,616	$3,167	$3,547
Income tax expense	367	804	1,129	1,326
Realized investment gains, net	(287)	(130)	(536)	(517)
Pretax Income From Operations	$1,010	$2,290	$3,760	$4,356

Three months ended September 30, 2016 compared to three months ended September 30, 2015:

Premium Revenue:
For the quarter ended September 30, 2016, net premiums earned were up $571,000 at $15,675,000 compared to $15,104,000 in the same period last year; an increase of 3.8%. The primary reasons for the increase were a 14.0% decline in catastrophe reinsurance costs for the quarter coupled with a 2.1% increase in gross earned premium for the quarter. The increase in gross earned premium was primarily related to the P&C segment which had an increase of 2.6% during the third quarter of 2016 compared to the same period in 2015. It should be noted that our premium revenue growth is slowing with written premium for the quarter down marginally compared to the same quarter last year. Our primary focus over the last four years has been rate adequacy, capital growth and improved management of risk concentrations, particularly in our property and casualty segment. While this focus has been successful, these actions have led to rate increases in several states in which we operate and thus has reduced our growth rate. With our improved capital position and downward trend in catastrophe reinsurance cost, we are implementing plans to increase top line growth but implementation of these plans to increase written premium will be deliberate as we do not intend to sacrifice long term underwriting profitability.

Net Income:
For the three months ended September 30, 2016, the Company had net income of $930,000, $0.37 per share, compared to net income of $1,616,000, $0.64 per share, for the same period in 2015, a decrease of $686,000. The primary reason for the decrease in net income was a $1,912,000 increase in policyholder benefits and settlement expenses (claims) in the third quarter of 2016 compared to the same period in 2015. This increase in claims was primarily the result of increased frequency of cat events in the property and casualty segment. For the three months ended September 30, 2016, reported losses from cat events were up $1,240,000 compared to the same period last year. In addition, fire losses were up 31.3% in the third quarter of 2016 compared to the third quarter of 2015. For the three months ended September 30, 2016, reported fire losses were up $1,029,000 compared to the same period last year. The increase in policyholder benefits was partially offset by a $571,000 increase in net premium earned and a $157,000 increase in net realized capital gains.

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

For the three months ended September 30, 2016, pretax income from insurance operations was $1,010,000 compared to pretax income from insurance operations of $2,290,000 for the three months ended September 30, 2015. The primary factor contributing to the decline in pretax income from insurance operations was a $1,912,000 increase in claims; primarily due to an increase in frequency cat events. Partially offsetting this increase in claims was an increase in net premium earned of $571,000.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015:

Premium Revenue:
For the period ended September 30, 2016, net premiums earned totaled $46,067,000 compared to $44,690,000 for the same period in 2015; an increase of $1,377,000 or 3.1%. The primary reason for the increase was a 5.7% decrease in catastrophe reinsurance ceded premium coupled with a 2.3% increase in gross earned premium. The P&C segment was the primary contributor to the increase in gross earned premium revenue; up 2.7% in 2016 compared to the same period in 2015.

Net Income:
For the period ended September 30, 2016, the Company had net income of $3,167,000, $1.26 per share, compared to net income of $3,547,000, $1.41 per share, for the same period in 2015, a decrease of $380,000. As discussed above, an increase in claims was the primary reason for the decrease in net income in 2016 compared to 2015. Net income for the nine-month periods of 2016 and 2015 were adversely impacted by a widespread and elevated frequency of wind, isolated tornado and hail losses in the property and casualty insurance segment.

Pretax income from operations:
For the period ended September 30, 2016, pretax income from operations was $3,760,000 compared to $4,356,000 for the period ended September 30, 2015, a decrease of $596,000 or 13.7%. Increases in reported claims from cat events coupled with an increase in reported non-cat wind and hail claims in the P&C segment, were the primary reasons for the lower results through September 30, 2016 compared to the same period in 2015.

Balance Sheet highlights at September 30, 2016 compared to December 31, 2015

Selected Balance Sheet Highlights	September 30, 2016	December 31, 2015
(dollars in thousands)	(UNAUDITED)
Invested Assets	$121,015	$112,557
Cash	$5,525	$6,763
Total Assets	$154,165	$147,841
Policy Liabilities	$78,243	$77,043
Total Debt	$17,266	$17,957
Accumulated Other Comprehensive Income	$2,935	$525
Shareholders' Equity	$50,197	$44,883
Book Value Per Share	$19.94	$17.87

Invested Assets:
Invested assets as of September 30, 2016 were $121,015,000 up $8,458,000, or 7.5%, compared to December 31, 2015. The increase in invested assets was primarily driven by $4,708,000 in new investments with the remainder of the increase consisting of increases in market value of available-for-sale fixed income investments primarily associated with price recoveries of investments in energy sector fixed income securities.

Cash:
The Company, primarily through its insurance subsidiaries, had $5,525,000 in cash and cash equivalents at September 30, 2016, compared to $6,763,000 at December 31, 2015. The moderate change in cash was primarily due to an increased investment in fixed income securities.

Total Assets:
Total assets as of September 30, 2016 reached an all time record level for the company of $154,165,000 compared to $147,841,000 at December 31, 2015. The increase in total assets was primarily due to positive cash flow from operations which was utilized primarily to increase fixed income investments.

Policy Liabilities:
Policy liabilities were $78,243,000 at September 30, 2016 compared to $77,043,000 at December 31, 2015; an increase of $1,200,000. The increase in policy liabilities was primarily due to an increase in outstanding claims in the life insurance segment.

Debt Outstanding:
Total debt at September 30, 2016 was $17,266,000 compared to $17,957,000 at December 31, 2015. A reduction in long-term debt in our holding company was the primary reason for the decline.

Shareholders' Equity:
Shareholders' equity as of September 30, 2016 reached an all time high for the Company totaling $50,197,000 up $5,314,000 compared to December 31, 2015 Shareholders' equity of $44,883,000. Book value per share was $19.94 at September 30, 2016, compared to $17.87 per share at December 31, 2015, an increase of $2.07. The primary factors contributing to the increase in Shareholders' equity were net income of $3,167,000 coupled with an increase in accumulated other comprehensive income of $2,410,000. The increase in accumulated other comprehensive income was driven by increases in market values of available-for-sale investment securities primarily in our fixed income portfolio. Partially offsetting the increase in Shareholders' equity was shareholder dividends paid of $339,000.

Update on 4th Quarter Event - Hurricane Matthew:

In addition to our third quarter earnings release, we are updating our loss estimates from Hurricane Matthew which will impact our fourth quarter earnings. We emphasize that no provision for losses from Hurricane Matthew has been made in our third quarter results presented above as Matthew occurred early in the fourth quarter.

Net of re-insurance, Hurricane Matthew will reduce our fourth quarter and full year pre-tax income by $4,000,000. Hurricane Matthew will reduce fourth quarter and full year net income by $2,640,000. The impact on net income is at the upper end of our initial range of estimates.

We have revised our estimates of ultimate gross loss (before re-insurance recoveries) to a range of $7,000,000 to $8,000,000. Under our catastrophe reinsurance coverage, we retain 100% of losses up to $4,000,000 from a single event. After exceeding our retention, losses are 100% re-insured up to $72,500,000 under our catastrophe reinsurance program.

Hurricane Matthew has exceeded our expectations in both frequency and severity of loss which has led to the upward revision in our loss estimates. Through November 5th we had 1,735 claims reported from Hurricane Matthew in the states of Georgia and South Carolina. We have closed 632 of these claims with payments on closed claims totaling $2,532,000 for an average of $4,000 per claim. The average severity of closed claims exceeded our initial estimates by approximately 30% which has contributed to our upward revision in gross loss estimates. Our current estimate of incurred losses on our remaining 1,103 reported but open claims is $4,541,000, or an average of $4,100 per claim. In total, our current estimate of incurred losses on reported claims is $7,073,000. This upward revision in our estimate is due to both an increase in both number of claims reported and average loss per claim compared to our initial estimates.

Three months ended September 30, 2016 compared to three months ended September 30, 2015:

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,		Percent
(dollars in thousands)	2016	2015	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,108	$1,111	(0.3)%
Accident and health insurance	561	598	(6.2)%
Gross life, accident and health	1,669	1,709	(2.3)%
Reinsurance premium ceded	(10)	(19)	(47.4)%
Net life, accident and health premiums earned	$1,659	$1,690	(1.8)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$8,941	$8,547	4.6%
Homeowners (Including mobile homeowners)	5,923	5,957	(0.6)%
Other liability	515	488	5.5%
Gross property and casualty	15,379	14,992	2.6%
Reinsurance premium ceded	(1,363)	(1,578)	(13.6)%
Net property and casualty premiums earned	$14,016	$13,414	4.5%

Consolidated gross premiums earned	$17,048	$16,701	2.1%
Reinsurance premium ceded	(1,373)	(1,597)	(14.0)%
Consolidated net premiums earned	$15,675	$15,104	3.8%

Consolidated net premium earned was up 3.8% for the quarter ended September 30, 2016, at $15,675,000 compared to $15,104,000 for the quarter ended September 30, 2015. The growth in net premium earned was due to a 4.5% increase in net premium earned in the P&C segment. A 13.6% reduction in catastrophe reinsurance cost also contributed to the increase in net premium earned in the P&C segment. The reduction in catastrophe reinsurance cost was due to a catastrophe reinsurance rate reduction in our 2016 calendar year contract renewal.

Investment Income:
For the three months ended September 30, 2016, net investment income was $1,005,000 compared to $737,000 for the same period in 2015; an increase of $268,000. The primary reason for the increase was a $184,000 increase in company owned life insurance (COLI) for the third quarter of 2016 compared to the same period in the prior year.

Realized Investment Gains and Losses:
For the three months ended September 30, 2016, the Company had net realized capital gains totaling $287,000 compared to $130,000 for the same period in 2015; an increase of $157,000. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year. The gains realized in both 2016 and 2015 were primarily associated with gains on sale of fixed income investments.

Other Income:
Other income was comparable at $152,000 for the three months ended September 30, 2016, compared to $154,000 for the same period in 2015; a decrease of $2,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $10,082,000 for the three months ended September 30, 2016, compared to $8,170,000 for the three months ended September 30, 2015; an increase of $1,912,000 or 23.4%. Claims as a percentage of premium earned was 64.3% in the third quarter of 2016 compared to 54.1% in the third quarter of 2015. The primary reason for the increase in claims was a $1,240,000 increase in reported losses from increased frequency of cat events in the P&C segment in the third quarter of 2016 compared to the same period in the prior year. In addition, P&C segment reported fire losses in the third quarter of 2016 were up $1,029,000 compared to third quarter 2015. However, on a year to date basis, fire claims are comparable to last year.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three months ended September 30, 2016 and 2015 (dollars in thousands):

For the three months ended September 30, 2016			For the three months ended September 30, 2015
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 16 (Feb 22-24)	$(12)	1	Cat 70 (Mar 25-26)	$56	7
Cat 17 (Mar 5-11)	(6)	—	Cat 71 (Mar 31-Apr 1)	17	6
Cat 22 (Mar 30-Apr 1)	5	2	Cat 75 (Apr 18-21)	20	5
Cat 27 (Apr 25-28)	(10)	(1)	Cat 76 (Apr 24-28)	26	7
Cat 28 (Apr 29-May 3)	47	11	Cat 79 (May 6-13)	27	10
Cat 29 (May 7-10)	53	4	Cat 81 (May 23-28)	38	11
Cat 31 (May 16-19)	30	1
Cat 32 (May 26-28)	(1)	2
Cat 35 (Jun 16-18)	85	7
Cat 40 (Jul 13-15)	311	87
Cat 44 (Aug 11-13)	647	262
Cat 46 (Aug 31-Sept 4)	357	114
Misc cats less than $100k	136	44	Misc cats less than $100k	218	83
Total Cat losses	$1,642	534	Total Cat losses	$402	129

Non-cat wind & hail	$1,574	538	Non-cat wind & hail	$1,542	528

Non-catastrophe wind and hail claims reported in the third quarter of 2016 totaled $1,574,000 compared to non-catastrophe wind and hail claims reported in the third quarter of 2015 totaling $1,542,000; an increase of $32,000 or 2.1%. During the third quarter of 2016, the P&C segment had 538 non-cat wind and hail claims reported (an average of $2,900 per claim) compared to 528 claims reported during the third quarter of 2015 (an average of $2,900 per claim). Non-cat wind and hail claims reported during the third quarter of 2016 accounted for 18.6% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during the third quarter of 2015 accounted for 23.9% of total P&C segment incurred losses and LAE in 2015.

During the third quarter of 2016, the P&C segment was impacted by five catastrophe events and development on 13 catastrophe events from the first half of the year totaling $1,642,000 from 534 claims compared to reported losses and LAE from one cat event in the third quarter of 2015 and development on 15 cat events from the first half of 2015 totaling $402,000 from 129 claims. The largest cat impacting third quarter 2016 was Cat 44, impacting our policyholders in Louisiana and totaling $647,000. This cat accounted for 45.2% of all third quarter 2016 reported cat event losses and LAE. Claims reported from third quarter 2016 cat events contributed 11.7 percentage points to the third quarter 2016 P&C segment loss ratio. In comparison, during the third quarter of 2015, only one cat was reported and contributed less than $100,000 in reported losses and LAE. Claims reported during the third quarter of 2015 from cat events contributed 3.0 percentage points to the third quarter 2015 P&C segment loss ratio. In the third quarter of both 2016, our catastrophe and non-cat wind and hail losses were above normal driven by a high frequency of isolated severe thunderstorm events across the Southeastern US.

Policyholder benefit payments were up in the property and casualty segment primarily due to an increase in reported fire losses during the third quarter of 2016 compared to the same period last year. Fire losses reported in the third quarter of 2016 were up $1,029,000 or 31.3% compared to fire losses reported during the third quarter of 2015. The P&C segment had 138 fire losses reported in the third quarter of 2016 totaling $4,314,000 compared to 121 claims reported in the third quarter of 2015 totaling $3,285,000. The average cost per claim was $31,300 for fire losses reported in the third quarter of 2016 compared to $27,100 for fire losses reported in the third quarter of 2015. Fire claim frequency is generally correlated with the pace of new business production. While fire losses were up significantly for the quarter, year to date fire losses are comparable to prior year.

Policy Acquisition Cost (commissions and amortization of deferred acquisition cost):
For the three months ended September 30, 2016, policy acquisition costs were $2,846,000 compared to $2,991,000 for the same period in 2015; a decrease of $145,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were 18.2% in the third quarter of 2016 compared to 19.8% for the same period in 2015.

General Expenses:
General and administrative expenses totaled $2,026,000 in the third quarter of 2016 compared to $1,726,000 in the third quarter of 2015; a 17.4% increase. The primary reasons for the increase in general expenses in the third quarter of 2016 compared to the third quarter of 2015 were increases in values associated with holding company unfunded deferred compensation plans. Once holding company debt associated with Mobile Attic is repaid, the company intends to match this non-qualified deferred compensation liability with similar investments in order to reduce financial statement volatility in the future.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $529,000 for the three months ended September 30, 2016, compared to $468,000 for the same period in 2015. As a percentage of net premiums earned, insurance taxes, licenses and fees were relatively unchanged at 3.4% for the three months ended September 30, 2016 compared to 3.1% for the three months ended September 30, 2015.

Interest Expense:
Interest expense for the third quarter of 2016 was $339,000 compared to $350,000 for the same period in 2015. A reduction in total debt outstanding over the past twelve months is the primary factor contributing to the $11,000 decrease.

Income taxes:
For the three month period ended September 30, 2016, the Company had pretax income of $1,297,000 compared to $2,420,000 for the same period in 2015. The $367,000 tax expense for the third quarter 2016 consisted of current tax expense of $238,000 and deferred tax expense $129,000. Tax expense of $804,000 for the third quarter of 2015 consisted of current tax expense of $446,000 and deferred tax expense of $358,000.

Net Income:
The Company ended the third quarter of 2016 with net income of $930,000 compared to net income of $1,616,000 for the same period in 2015. As discussed in detail above, the primary reason for the decrease in third quarter 2016 earnings compared to third quarter 2015 was a 23.4% increase in claims. The increase in claims was primarily due to an increase in frequency of catastrophe events, primarily severe thunderstorm activity in the southeastern US.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015:

Premium Revenue:
The table below provides earned premium revenue by segment for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,		Percent
(dollars in thousands)	2016	2015	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$3,475	$3,488	(0.4)%
Accident and health insurance	1,387	1,439	(3.6)%
Gross life, accident and health	4,862	4,927	(1.3)%
Reinsurance premium ceded	(58)	(49)	18.4%
Net life, accident and health premiums earned	$4,804	$4,878	(1.5)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$26,410	$25,150	5.0%
Homeowners (Including mobile homeowners)	17,710	17,860	(0.8)%
Other liability	1,511	1,433	5.4%
Gross property and casualty	45,631	44,443	2.7%
Reinsurance premium ceded	(4,368)	(4,631)	(5.7)%
Net property and casualty premiums earned	$41,263	$39,812	3.6%

Consolidated gross premiums earned	$50,493	$49,370	2.3%
Reinsurance premium ceded	(4,426)	(4,680)	(5.4)%
Consolidated net premiums earned	$46,067	$44,690	3.1%

Consolidated net premium earned was up 3.1% for the year ended September 30, 2016, at $46,067,000 compared to $44,690,000 for the year ended September 30, 2015. The growth in net premium earned was due to a 3.6% increase in net premium earned in the P&C segment which was driven by a moderate increase in direct premium. A 5.7% reduction in catastrophe reinsurance cost also contributed to the increase in net premium earned in the P&C segment. The reduction in catastrophe reinsurance cost was due to a catastrophe reinsurance rate reduction in our 2016 calendar year contract renewal.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. Our catastrophe retention remained unchanged at $4 million and we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million after exceeding the retention. Our catastrophe reinsurance also covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million. It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with more frequent smaller catastrophe events that individually may not exceed our $4 million retention.

Under the catastrophe reinsurance program in 2016, the Company retained the first $4,000,000 in losses from each event.  Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000

Investment Income:
For the nine months ended September 30, 2016, net investment income was $3,025,000 compared to $2,552,000 for the same period in 2015; an increase of $473,000. The primary reason for the increase in net investment income in the first nine months of 2016 compared to the same period in 2015 was an increase in the value of company owned life insurance. The change in value of the COLI increased investment income $80,000 during the nine months ended September 30, 2016, while the change decreased investment income $208,000 during the same period in 2015.

Realized Investment Gains and Losses:
For the nine months ended September 30, 2016, the Company had net realized capital gains totaling $536,000 compared to $517,000 for the same period in 2015. The $19,000 change was primarily associated with sales of fixed income investments. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other Income:
Other income was $456,000 for the nine months ended September 30, 2016, compared to $468,000 for the same period in 2015; a decrease of $12,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $27,991,000 for the nine months ended September 30, 2016, compared to $25,867,000 for the nine months ended September 30, 2015; an increase of $2,124,000 or 8.2%. Claims as a percentage of premium earned was 60.8% through the nine months ended September 30, 2016 compared to 57.9% through the nine months ended September 30, 2015. Policyholder benefits were up due to an increase in P&C segment claims in the first nine months of 2016 compared to the same period in 2015. The primary components of the increase in P&C segment claims were $1,033,000 from reported non-cat wind and hail losses as well as $2,105,000 from reported claims from cat events. However, offsetting the increases were a decline in reported fire claims totaling $159,000 in the P&C segment and prior year reserve savings is discontinued programs.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 16 (Feb 22-24)	$1,042	240	Cat 70 (Mar 25-26)	$489	88
Cat 17 (Mar 5-11)	323	101	Cat 71 (Mar 31-Apr 1)	238	56
Cat 22 (Mar 30-Apr 1)	209	57	Cat 75 (Apr 18-21)	380	102
Cat 27 (Apr 25-28)	189	47	Cat 76 (Apr 24-28)	616	190
Cat 28 (Apr 29-May 3)	593	120	Cat 79 (May 6-13)	500	100
Cat 29 (May 7-10)	255	28	Cat 81 (May 23-28)	378	94
Cat 31 (May 16-19)	170	31
Cat 32 (May 26-28)	143	15
Cat 35 (Jun 16-18)	438	99
Cat 40 (Jul 13-15)	311	87
Cat 44 (Aug 11-13)	647	262
Cat 46 (Aug 31-Sept 4)	357	114
Misc cats less than $100k	448	135	Misc cats less than $100k	419	148
Total Cat losses	$5,125	1,336	Total Cat losses	$3,020	778

Non-cat wind & hail	$4,833	1,513	Non-cat wind & hail	$3,800	1,310

Non-catastrophe wind and hail claims reported in the first nine months of 2016 totaled $4,833,000 compared to non-catastrophe wind and hail claims reported in the first nine of 2015 totaling $3,800,000; an increase of $1,033,000 or 27.2%. During the first nine months of 2016, the P&C segment had 1,513 non-cat wind and hail claims reported (an average of $3,200 per claim) compared to 1,310 claims reported during the first nine months of 2015 (an average of $2,900 per claim). Non-cat wind and hail claims reported during the first nine months of 2016 accounted for 20.2% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during the first nine months of 2015 accounted for 17.5% of total P&C segment incurred losses and LAE in 2015. The P&C segment has experienced a higher frequency of severe thunderstorm activity in 2016 than for the same period in 2015. While the most of these individual thunderstorms were isolated to small geographic areas, the frequency of these weather events drove a significant increase in both catastrophe and non-cat wind and hail claims.
During the first nine months of 2016, the P&C segment was impacted by 18 catastrophe events totaling $5,125,000 from 1,336 claims compared to reported losses and LAE from 16 cat events totaling $3,020,000 from 778 claims in the first nine months of 2015. Claims reported from year to date 2016 cat events contributed 12.4 percentage points to the 2016 P&C segment loss ratio. In comparison, claims reported during the first nine months of 2015 from prior year cat events contributed 7.6 percentage points to the year to date 2015 P&C segment loss ratio. In both 2016 and 2015, the P&C segment was impacted by only one cat event exceeding $1,000,000. However, the claims associated with these cats were the result of frequent but less severe thunderstorms and isolated tornado and hail events which impacted all states in which we do business. During the current year, southern Louisiana was the primary source of the reported cat claims, which is not typical in the spring in this region, while Oklahoma was the primary source of the reported cat event claims during 2015. The claims reported in Louisiana from cat events accounted for 24.3% of all reported cat event claims in 2016. In 2015, the cat event claims reported in Oklahoma accounted for 46.4% of all reported cat event claims.
Year to date policyholder benefit payments were up in the property and casualty segment due to an increase in frequency of wind related losses; however, reported fire losses helped offset this increase. Reported fire losses were down $159,000 or 1.4% in 2016 compared to fire losses reported during the first nine months of 2015. The P&C segment had 380 fire losses reported for the period ended September 30, 2016, totaling $11,299,000 compared to 414 fire claims reported for the same period in 2015 totaling $11,458,000. The average cost per claim was $29,700 for fire losses reported in 2016 compared to $27,700 for fire losses reported in 2015.
Policy Acquisition Cost (commissions and amortization of deferred acquisition cost):
For the nine months ended September 30, 2016, policy acquisition costs were $8,764,000 compared to $8,952,000 for the same period in 2015; a decrease of $188,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were 19.0% in the first half of 2016 compared to 20.0% for the same period in 2015.

General Expenses:
Year to date general and administrative expenses totaled $6,313,000 in 2016 compared to $5,876,000 in 2015; a 7.4% increase. The increase is primarily associated with increase in value of unfunded deferred compensation plans of the holding company totaling $319,000 and a $47,000 increase in actuarial fees in the P&C segment associated with insurance rate development work. Once holding company debt associated with Mobile Attic is repaid, we intend to match the liability associated with unfunded non-qualified deferred compensation plans with similar investments in order to reduce financial statement liability in the future.

Taxes, licenses and fees:
Insurance taxes, licenses and fees were comparable at $1,703,000 for the nine months ended September 30, 2016, compared to $1,641,000 for the same period in 2015. As a percentage of net premiums earned, insurance taxes, licenses and fees were 3.7% for the nine months ended September 30, 2016 and 2015.

Interest expense:
Interest expense for the first nine months of 2016 was $1,017,000, virtually unchanged to $1,018,000 for the same period in 2015; a decrease of 0.1%. The primary reason for the $1,000 decrease was due to an outstanding balance in a revolving line of credit.

Income taxes:
For the nine month period ended September 30, 2016, the Company had pretax income of $4,296,000 compared to $4,873,000 for the same period in 2015. The $1,129,000 tax expense for the first nine months 2016 consisted of current tax expense of $858,000 and deferred tax benefit of $271,000. Tax expense of $1,326,000 for the first nine months of 2015 consisted of current tax expense of $1,078,000 and deferred tax expense of $248,000. The effective tax rate for the nine month period ended September 30, 2016 and 2015 was 26.3% and 27.2%, respectively. The lower effective tax rate was primarily due to a higher percentage of net income from our life segment which has a lower effective tax rate.

Net income:
The Company ended the first nine months of 2016 with net income of $3,167,000 compared to net income of $3,547,000 for the same period in 2015. The primary factor contributing to the $380,000 decrease in net income was a 8.2% increase in 2016 claims compared to 2015.

Liquidity and capital resources:
Due to regulatory restrictions, the majority of the Company's cash is required to be invested in investment-grade securities to provide protection for policyholders. The liabilities of the property and casualty insurance subsidiaries are of various terms, and therefore, those subsidiaries invest in securities with various effective maturities spread over periods usually not exceeding 10 years with an average portfolio duration of less than 5 years. The liabilities of the life insurance subsidiary are typically of a longer duration, and therefore, a higher percentage of securities in the life insurance subsidiary are invested for periods exceeding 10 years.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of September 30, 2016, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$3,232	$1	$3,233	3.25%
Maturity in 1-5 years	15,624	39	15,663	15.74%
Maturity in 5-10 years	34,761	86	34,847	35.01%
Maturity after 10 years	43,837	1,946	45,783	46.00%
	$97,454	$2,072	$99,526	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,048,000, or 5.7%, decline in the market value of fixed income investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,732,000, or 4.8%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in company book value.

At September 30, 2016, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $50,197,000, up $5,314,000 compared to $44,883,000 at December 31, 2015.  Components of the change in equity were net income of $3,167,000, increase in accumulated unrealized gains on investments of $2,357,000, a net unrealized gain of $53,000 related to interest rate swaps and cash dividends paid totaling $339,000.

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
While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 8.3% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $5,525,000 in cash and cash equivalents at September 30, 2016, compared to $10,644,000 at September 30, 2015. Cash provided by operating activities increased cash by $4,456,000 during the quarter ended September 30, 2016. The increase in cash provided by operations was primarily driven by net income from operations and recovery of reinsurance balances receivable. For the nine months ended September 30, 2015, cash provided by operating activities totaled $6,882,000. Operating cash flow generated in the property and casualty segment was the primary contributor to cash provided by operating activities in the prior year.

Net cash used in investing activities totaled $4,708,000 for the period ended September 30, 2016, compared to cash used of $1,198,000 for the same period last year. The investment of cash generated from operations and reinvestment of maturing fixed income securities was the primary cash related investment activities during the nine months ended September 30, 2016. For the period ended September 30, 2015, cash used in investing activities totaled $1,198,000 the reinvestment of maturities of fixed income securities and investment of cash from operations was the primary cash related investment activity during the period.

Net cash used in financing activities totaled $986,000 for the period ended September 30, 2016, compared to $1,466,000 for the same period last year. During the nine months ended September 30, 2016, the Company repaid a $700,00 long-term note payable. During the nine months ended September 30, 2015, the Company repaid a $500,000 long-term note and a $700,000 short-term note payable. As of September 30, 2016, a total of $5,143,000 remained outstanding on the note associated with the Mobile Attic settlement with the next installment due in November of 2016. This installment is $857,000 and is included in short-term notes payable. The Company maintains a $1,000,000 operating line of credit which matures in September 2017, as well as a $700,000 line of credit which was renewed in February of 2016. Between the two lines of credit, $1,700,000 was available at September 30, 2016.

The Company had a total of $16,409,000 of long-term debt outstanding as of September 30, 2016, compared to $17,100,000 at December 31, 2015, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $249,000 and $258,000, respectively.

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

Our P&C segment is the primary source of dividends to the holding company. Consideration of insurance subsidiary growth opportunities, regulatory capital adequacy, rating agency impact and holding company debt reduction, among other items, are factors that influence our subsidiary dividend requirements. While we have made significant progress over the past three years, strengthening capital levels in the insurance subsidiaries and reduction of debt remains a top priority.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2016 is statutorily limited to $1,510,000 in the life insurance subsidiary and $3,445,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with previous adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $750,000 in dividends from its subsidiaries during the nine months ended September 30, 2016.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $5.3 million. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its September 30, 2016 value, the fair value of the Company's common stock investments would decrease by approximately $520,000.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine month period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.  Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6.   Exhibits

a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b.  Reports on Form 8-K during the quarter ended September 30, 2016:

Date of Report	Date Filed	Description
July 16, 2016	July 18, 2016	Press release, dated July 18, 2016, issued by The National Security Group, Inc.
August 12, 2016	August 12, 2016	Press release, dated August 12, 2016, issued by The National Security Group, Inc.

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

Date: November 11, 2016