Form 10-K
period 2016-12-31
NATIONAL SECURITY GROUP INC
filed 2017-03-17
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal Period Ended December 31, 2016

or

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $27,430,335

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 17, 2017

Common Stock $1.00 par value	2,517,339 shares

THE NATIONAL SECURITY GROUP, INC.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Definitive proxy statement for the 2017 Annual Meeting of Stockholders to be held May 19, 2017 is incorporated by reference into Part III of this report. The proxy statement will be filed no later than 120 days from December 31, 2016.

2.	Current Report on Form 8-K for event occurring on February 28, 2017 is incorporated into Part IV of this report.

PART I. Financial Information

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

The Company, through its three wholly owned subsidiaries, operates in two industry segments: property and casualty (P&C) insurance and life insurance.

The property and casualty subsidiaries of the Company, National Security Fire and Casualty (NSFC), and Omega One Insurance Company (Omega), primarily write personal lines dwelling coverage including dwelling fire and windstorm, homeowners and mobile homeowners lines of insurance in ten states. Property and casualty insurance is the most significant industry segment, accounting for 90.6% of total premium revenues.

The Company's life insurance subsidiary, National Security Insurance Company (NSIC), offers a basic line of life and health and accident insurance products in seven states.

The majority of our assets and investments are held in the insurance company subsidiaries.

The Company's website address is: www.nationalsecuritygroup.com. The “Investors” section of our website (http://investors.nationalsecuritygroup.com/) provides numerous resources for investors seeking additional information about us. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K are made available on our website soon after filing with the SEC. Additionally, stock trades by insiders as filed on Forms 3, 4, and 5 are posted to the website after filing with the SEC. The website also provides information regarding corporate governance, stock quotes and press releases. Investors are encouraged to visit our website for additional information about the Company.

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

The following table indicates allocation of direct premium written by state for the years ended December 31, 2016 and 2015:

State	Percent of Direct Written Premium
	2016		2015
Alabama	$16,988,000	27.80%	$17,232,000	28.52%
Arkansas	2,282,000	3.73%	2,445,000	4.05%
Georgia	7,931,000	12.98%	7,205,000	11.92%
Louisiana	6,804,000	11.13%	7,188,000	11.90%
Mississippi	10,938,000	17.90%	10,852,000	17.96%
Oklahoma	6,366,000	10.42%	5,699,000	9.43%
South Carolina	6,518,000	10.66%	6,400,000	10.59%
Tennessee	3,287,000	5.38%	3,402,000	5.63%
	$61,114,000	100.00%	$60,423,000	100.00%

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

The following table sets forth the premiums earned (net of reinsurance) and pretax income during the periods reported for the property and casualty insurance segment:

	Year Ended December 31,
	2016	2015
Net premiums earned:
Fire, allied lines and homeowners	$55,031,000	$53,252,000
Other	133,000	(90,000)
Total net earned premium	$55,164,000	$53,162,000
Income before taxes	$5,446,000	$7,070,000

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

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2016 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate. Due to the relatively short tail nature of the property and casualty subsidiaries' claim liabilities, the Company does not discount loss reserves for the time value of money. Dollar amounts in the following table are in thousands.

Gross unpaid losses per		2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Consolidated Balance Sheet		$12,498	$11,973	$14,436	$12,646	$13,184	$14,386	$11,214	$8,734	$8,321	$9,645	$7,531
Ceded reserves		(1,783)	(555)	(2,421)	(549)	(1,329)	(2,381)	(1,229)	(782)	(839)	(1,381)	(1,184)
Net unpaid losses		$10,715	$11,418	$12,015	$12,097	$11,855	$12,005	$9,985	$7,952	$7,482	$8,264	$6,347
Cumulative net payments:	1 year later	$6,438	$4,797	$5,636	$5,349	$5,738	$4,035	$4,827	$2,900	$2,990	$4,482
	2 years later	8,103	6,496	6,350	6,305	7,239	5,346	6,670	3,539	3,503
	3 years later	9,652	6,767	6,725	6,764	7,841	6,483	7,426	3,782
	4 years later	10,094	6,976	6,980	7,244	8,382	7,001	7,496
	5 years later	10,360	7,202	7,295	7,701	8,419	7,001
	6 years later	10,662	7,213	7,390	7,725	8,433
	7 years later	10,810	7,156	7,406	7,743
	8 years later	10,015	7,164	7,509
	9 years later	10,022	7,264
	10 years later	10,022
Net Liability re-estimated:	1 year later	11,817	9,046	9,438	8,621	11,443	9,606	9,354	6,698	5,597	6,333
	2 years later	11,061	8,739	7,916	8,869	11,064	8,439	9,360	5,185	4,559
	3 years later	11,121	7,739	8,179	9,033	9,725	8,500	8,483	4,348
	4 years later	10,792	7,792	8,514	8,418	9,178	7,661	7,700
	5 years later	11,089	8,010	7,855	8,064	8,854	7,091
	6 years later	11,413	7,636	7,641	8,092	8,453
	7 years later	11,175	7,577	7,707	7,762
	8 years later	10,236	7,390	7,528
	9 years later	10,038	7,274
	10 years later	10,022
Net cumulative redundancy (deficiency)		$693	$4,144	$4,487	$4,335	$3,402	$4,914	$2,285	$3,604	$2,923	$1,931

Our reported results, financial position and liquidity could be affected by changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

	For The Years Ended December 31,
	2016		2015
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
*Loss and LAE reserves are in thousands
(10.0)%	$6,778	1.57%	$8,681	2.15%
(7.5)%	6,966	1.18%	8,922	1.61%
(5.0)%	7,154	0.78%	9,163	1.07%
(2.5)%	7,343	0.39%	9,404	0.54%
Reported	7,531	—%	9,645	—%
2.5%	7,719	(0.39)%	9,886	(0.54)%
5.0%	7,908	(0.78)%	10,127	(1.07)%
7.5%	8,096	(1.18)%	10,368	(1.61)%
10.0%	8,284	(1.57)%	10,610	(2.15)%

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

The following table indicates NSIC's percentage of direct premiums collected by state for the two years ended December 31, 2016 and 2015:

State	Percentage of Total Direct Premiums
	2016		2015
Alabama	$3,673,000	58.21%	$3,710,000	58.10%
Florida	71,000	1.13%	67,000	1.04%
Georgia	1,308,000	20.73%	1,338,000	20.95%
Mississippi	643,000	10.19%	659,000	10.32%
South Carolina	413,000	6.55%	413,000	6.47%
Tennessee	27,000	0.42%	16,000	0.25%
Texas	175,000	2.77%	183,000	2.87%
	$6,310,000	100.00%	$6,386,000	100.00%
NSIC has two primary methods of distribution of insurance products: independent agents and home service (career) agents.  The independent agent distribution method accounts for 66.4% of total premium revenue in the life insurance segment. Approximately 200 of the Company's independent agents produced new business during 2016. The home service distribution method of life insurance products accounts for 29.7% of total premium revenue in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent.  The Company employed five career agents and one regional manager as of December 31, 2016. The remaining 3.9% of premium revenue consists of the following:  a book of business acquired from a state guaranty association in 2000 (0.8%), premium generated through direct sales of school accident insurance (2.5%), and other miscellaneous business serviced directly through the home office (0.6%).

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

The following table displays a schedule of 2016 life segment premium produced by product and distribution method:

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$51,000	$—	$40,000
Ordinary	1,565,000	2,640,000	16,000
Group Life	—	10,000	59,000
A&H Group	—	104,000	153,000
A&H Other	233,000	1,335,000	28,000
Total Premium by Distribution Method	$1,849,000	$4,089,000	$296,000
The following table sets forth certain information with respect to the development of the Life Company's business:

	Year ended December 31,
	2016	2015
Life insurance in force at end of period:
Ordinary-whole life	$167,641,000	$167,599,000
Term life	23,989,000	23,340,000
Industrial life	16,790,000	17,232,000
	$208,420,000	$208,171,000
Life insurance issued:
Ordinary-whole life	$24,407,000	$23,000,000
	$24,407,000	$23,000,000
Net premiums earned:
Life insurance	$4,382,000	$4,423,000
Accident and health insurance	1,852,000	1,877,000
	$6,234,000	$6,300,000
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

Investments
A significant percentage of the total income for the Company is tied to the performance of its investments. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company. Our investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities. At December 31, 2016, cash and investments comprise 81% of total assets, and investment income (including realized gains) comprises 7.3% of total revenues evidencing the significant impact investments can have on financial results. Because the Company's insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The Company's investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

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

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by NSIC in 2016 averaged approximately 11.6% of premiums and are generally higher for new business production and decline each year at subsequent renewals. Commissions rates paid by NSFC in 2016 averaged approximately 15% of premiums on both new and renewal business. During 2016, one independent agent, accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. The net earned premium from this general agent totaled $6,873,000 or 12.5% of total P&C segment net earned premium. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2016, NSIC employed five career agents and one regional manager. NSIC also had approximately 200 independent agents actively producing new business in seven states. At December 31, 2016, NSFC had contracts with approximately 1,700 independent agencies in eight states.

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

NSFC's primary insurance products are dwelling fire and homeowners, including mobile homeowners. Dwelling fire and homeowners are collectively referred to as the dwelling property line of business. We focus on providing niche insurance products within the markets we serve. We are in the top twenty-five dwelling property insurance carriers in our two largest states, Alabama and Mississippi. However, due to the large concentration of business among the top five carriers, our total market share in the dwelling fire line of business is approximately 2.5% in Alabama and 1.5%

in Mississippi. In the homeowners line of business, our market share in both Alabama and Mississippi is less than 1%. The homeowners markets are even more concentrated with the top three homeowners carriers in both Alabama and Mississippi controlling nearly 50% of the market.

We have actively sought competitive advantages over the last decade in the area of technological advancement. Over the last thirteen years, we have replaced our primary policy administration systems in both our property and casualty and life insurance subsidiaries.

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

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer's assets, including investments and an insurer's liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company's total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2016, each subsidiary exceeds any levels that would require regulatory actions.

A.M. Best Rating
A.M. Best Company is a leading provider of insurance company financial strength ratings and insurance company issuer credit ratings. Best's financial strength ratings and issuer credit ratings provide an independent opinion based on comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile. All of our insurance companies have been assigned ratings by A.M. Best Company (Best).  On March 7, 2017, Best revised the outlook to stable from negative and affirmed the financial strength rating (FSR) of B++ (Good) and the issuer credit rating (ICR) of "bbb" of NSFC. In addition, Best affirmed the FSR of B+(Good) and ICR of "bbb-" of Omega and NSIC. The outlook for these ratings remained stable. Best also revised the outlook to stable from negative and affirmed the ICR of "bb" of the parent holding company, NSEC. For the latest ratings, you can access www.ambest.com.

Demotech Rating
The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On November 22, 2016, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

Employees
The Company itself has no management or operational employees. Instead, all human resource activities are within the subsidiary National Security Insurance Company. NSIC employed 84 staff members as of December 31, 2016, none of which were represented by a labor union. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with National Security Insurance Company whereby the Company and the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. We consider our employee relations to be good.

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

During 2016, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2016 and 2015. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2016 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed. This reinsurance structure will remain unchanged in 2017.

The property and casualty subsidiaries utilize our actual in force policy data modeled applying two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Based on modeling results utilized in 2016 and 2015, the Company was reinsured at approximately a 250 year event level. While this estimate is subject to some uncertainty and model risk, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

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

Reserve liabilities
NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2016, the total reserves of NSIC (consisting of reserves for accident and health insurance) were approximately $36,038,000. We believe, based on current available information, reserves for future policy benefits are adequate. However, we are currently in a period of persistent low interest rates, and should this period of low rates be sustained over the long term, it can impair our ability to make sufficient returns to cover future policy liabilities. Also, should actual mortality, morbidity, expense or withdrawal assumption differ materially from assumptions, our operating results could be negatively impacted.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2016, the property and casualty subsidiaries had reserves for unpaid claims of approximately $7,531,000, before subtracting unpaid claims due from reinsurers of $1,184,000, leaving net unpaid claims of $6,347,000. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2016 or 2015. The Company believes, based on current available information, such reserves are adequate to provide for settlement of claims.

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

Technology
Our insurance subsidiaries are dependent on computer technology and internet based platforms in the delivery of insurance products. Our ability to innovate and manage technological change is key to remaining competitive in the insurance industry. A breakdown in major systems or failure to maintain up-to-date technology could adversely impact our ability to write new business and service existing policyholders, which would adversely impact our results of operations and financial condition. The occurrence of computer viruses, information security breaches, disasters, or unanticipated events could affect the data processing systems of the Company or its service providers which could damage the Company's business and adversely affect our financial condition and results of operations.

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

Accounting Standards
Our financial statements are prepared based upon generally accepted accounting standards issued by the Financial Accounting Standards Board along with standards set by other regulatory organizations. We are required to adopt newly issued or revised accounting standards that are issued periodically. Future changes could impact accounting treatment applied to financial statements and could have a material adverse impact on the Company's results of operations and financial conditions. Potential changes in accounting standards that are currently expected to impact the Company are disclosed in the Consolidated Notes to Financial Statements included herein.

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

The following table sets forth the high and low sales prices per share, as reported by NASDAQ, during the period indicated:

	Stock Closing Prices
	2016		2015
	High	Low	High	Low
First Quarter	$16.30	$14.34	$14.31	$12.82
Second Quarter	$18.40	$14.98	$16.32	$13.85
Third Quarter	$20.48	$17.80	$16.41	$12.51
Fourth Quarter	$18.49	$17.00	$15.16	$13.12

Shareholders
The number of shareholders of the Company's common stock was approximately 1,200, and the Company had 2,517,339 shares of common stock outstanding on March 17, 2017.

Dividends
The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

	Dividends Per Share
	2016	2015
First Quarter	$0.045	$0.04
Second Quarter	$0.045	$0.04
Third Quarter	$0.045	$0.04
Fourth Quarter	$0.045	$0.04
Discussion regarding dividend restrictions may be found on page 36 of the Managements' Discussion and Analysis as well as in Note 12 of the Consolidated Financial Statements.

The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions. Total shareholder dividends paid in 2016 totaled $452,000.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	149,261
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	149,261

Item 6. Selected Financial Data
Under smaller reporting company rules we are not required to disclose information required under Item 6. However, in order to provide information to our investors, we have elected to provide certain selected financial data.

Five-Year Financial Information (dollars in thousands, except per share)

Selected Financial Data:	2016	2015	2014	2013	2012
Net premiums earned	$61,398	$59,462	$56,653	$52,366	$51,815
Net investment income	3,892	3,462	3,823	3,746	4,191
Net realized investment gains	998	503	100	4,439	2,790
Other income	605	623	3,816	609	720
Total revenues	$66,893	$64,050	$64,392	$61,160	$59,516
Net income (loss)	$3,063	$4,697	$7,616	$5,658	$(6,671)
Net income (loss) per share	$1.22	$1.87	$3.04	$2.28	$(2.70)

Total shareholders' equity	$48,052	$44,883	$42,757	$33,472	$30,227
Book value per share	$19.09	$17.87	$17.05	$13.42	$12.25
Dividends per share	$0.18	$0.16	$0.120	$0.100	$0.325
Net change in unrealized capital gains (losses), net of tax	$226	$(2,128)	$2,061	$(2,801,000)	$(101,000)
Total assets	$148,579	$147,841	$144,865	$133,980	$135,716

Quarterly Information:	Premiums	Investment & Other Income	Realized Investment Gains (Losses)	Claims and Benefit Payments	Net Income (Loss)	Net Income (Loss) Per Share
2016
First Quarter	$15,165	$1,145	$7	$9,047	$941	$0.37
Second Quarter	15,227	1,179	242	8,862	1,296	0.52
Third Quarter	15,675	1,157	287	10,082	930	0.37
Fourth Quarter	15,331	1,016	462	10,856	(104)	(0.04)
	$61,398	$4,497	$998	$38,847	$3,063	$1.22

2015
First Quarter	$14,706	$1,132	$142	$8,262	$1,308	$0.52
Second Quarter	14,880	940	245	9,435	623	0.25
Third Quarter	15,104	868	130	8,170	1,616	0.64
Fourth Quarter	14,772	1,145	(14)	8,281	1,150	0.46
	$59,462	$4,085	$503	$34,148	$4,697	$1.87

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the two year period ended December 31, 2016.

The National Security Group, Inc. operates in ten states with 48.0% of total premium revenue generated in the states of Alabama and Mississippi.  The Company is made up of the following two segments:

•
The Property and Casualty (P&C) segment is the most significant segment, accounting for 90.6% of gross earned premium in 2016. The P&C segment has insurance in-force in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•
The Life segment accounted for 9.4% of gross premium revenue in 2016. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

The Company's P&C segment is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. The property and casualty segment consists of the consolidated operations of two subsidiaries, National Security Fire and Casualty Company and its wholly owned subsidiary, Omega One Insurance Company. There is no material differentiation between the products underwritten by NSFC and Omega as both underwrite primarily dwelling personal lines coverage. Due to Omega producing no direct written premium and the fact that Omega is a wholly owned subsidiary of NSFC authorized to underwrite similar lines of business, all references to NSFC or P&C segment in the remainder of this management discussion and analysis will include the insurance operations of both NSFC and Omega.

Life segment business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947. All references to NSIC or life segment in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations.

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

All of our insurance companies have been assigned ratings by A.M. Best Co (Best).  On March 7, 2017, Best affirmed the financial strength rating (FSR) of B++ (Good) and the issuer credit rating (ICR) of "bbb" of NSFC. In addition, Best affirmed the FSR of B+(Good) and ICR of "bbb-" of Omega and NSIC. The outlook for all of these ratings is stable. Best also affirmed the ICR of "bb" of the parent holding company, NSEC, with a stable outlook.

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On November 22, 2016, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

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

Overview-Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Summary:
For the year ended December 31, 2016, net income for the Company totaled $3,063,000 or $1.22 per share, compared to net income of $4,697,000, $1.87 per share, for the year ended December 31, 2015, a year over year decrease of $1,634,000. Results for 2016 were negatively impacted by Hurricane Matthew which made landfall on the coast of South Carolina during early October 2016. On a gross basis, Hurricane Matthew added $8,386,000 to P&C segment incurred losses and LAE ($4,000,000 on a net basis). The P&C segment was not impacted by a hurricane during 2015. Pretax income from operations in 2016 totaled $3,096,000 compared to $5,844,000 in 2015. Pretax income from operations declined $2,748,000 in 2016 primarily due to the increase in catastrophe claims in the P&C segment resulting from Hurricane Matthew.

Financial results for the year ended December 31, 2016 and 2015 were as follows:

Consolidated Financial Summary	Year ended December 31,
(dollars in thousands)	2016	2015
Gross premiums written	$67,424	$66,809
Net premiums written	$61,525	$60,389

Net premiums earned	$61,398	$59,462
Net investment income	3,892	3,462
Net realized investment gains	998	503
Other income	605	623
Total Revenues	66,893	64,050
Policyholder benefits and settlement expenses	38,847	34,148
Amortization of deferred policy acquisition costs	3,506	3,510
Commissions	7,894	7,952
General and administrative expenses	8,996	8,615
Taxes, licenses and fees	2,204	2,086
Interest expense	1,352	1,392
Total Benefits, Losses and Expenses	62,799	57,703
Income Before Income Taxes	4,094	6,347
Income tax expense	1,031	1,650
Net Income	$3,063	$4,697
Income Per Common Share	$1.22	$1.87
Reconciliation of Net Income to non-GAAP Measurement
Net income	$3,063	$4,697
Income tax expense	1,031	1,650
Realized investment gains, net	(998)	(503)
Pretax Income From Operations	$3,096	$5,844

Premium Revenue:
For the year ended December 31, 2016, net premiums earned were up $1,936,000 at $61,398,000 compared to $59,462,000 in 2015. The primary reasons for the increase were an 8.1% reduction in catastrophe reinsurance costs coupled with increases in gross earned premium. The increase in gross earned premium was due to growth in P&C segment premium revenue of 2.5% in 2016 compared to 2015.

Our primary management focus over the last four years has been rate adequacy/underwriting profitability, building balance sheet strength, capital growth and improved management of risk concentrations, particularly in our property and casualty segment. While this focus has been successful, these actions have led to rate increases in several states in which we operate and thus has reduced our written and earned premium growth rate. However, these efforts to improve profitability has led to four consecutive years of P&C segment underwriting profitability and the posting of a P&C underwriting profit in 2016 despite an increase in incurred losses from Hurricane Matthew. We have also increased consolidated shareholders equity at an annualized rate of 12.3% over the last four years. With our improved capital position generated by improved underwriting margins, we are implementing plans to increase our rate of top line growth; however, implementation of these plans to increase written premium will be deliberate as we do not intend to sacrifice long term underwriting profitability.

Net Income:
For the year ended December 31, 2016, the Company had net income of $3,063,000, $1.22 per share, compared to net income of $4,697,000, $1.87 per share, for the same period in 2015, a decrease of $1,634,000. The primary reason for the decline in 2016 year to date earnings compared to 2015 was the adverse impact of losses incurred from Hurricane Matthew, which reduced full year earnings by $2,640,000.

Pretax income from operations:
For the year ended December 31, 2016, pretax income from operations was $3,096,000 compared to $5,844,000 for the year ended December 31, 2015, a decrease of $2,748,000. The primary reason for the decline in pretax income from operations in 2016 compared to pretax income from operations in 2015 was an increase in catastrophe related claims in the P&C segment from Hurricane Matthew. In addition to Hurricane Matthew, the P&C segment was impacted by numerous non-hurricane catastrophe events in 2016. In total, catastrophe losses, net of reinsurance recoveries, (including Hurricane Matthew) increased policyholder benefits and settlements expenses $4,617,000 in 2016.

P&C segment combined ratio:

For the year ended December 31, 2016, the P&C segment had a GAAP combined ratio of 94.6%. Hurricane Matthew reported claims (on a net basis) coupled with non-hurricane cat event reported claims totaled $9,742,000 and increased the P&C segment combined ratio 17.5 percentage points. In comparison, during 2015, the P&C segment had reported cat event claims totaling $5,373,000 which added 10 percentage points to the prior year combined ratio. The most significant cat event in 2015 was an early October event in South Carolina which generated $1,575,000 in incurred catastrophe losses.

As discussed above, management has made improved underwriting profitability a primary focus area over the past four years and we have seen the success of this undertaking in our results. Despite the negative impact of Hurricane Matthew in the P&C segment, 2016 was the fourth consecutive year the Company had a combined ratio below 100%. Efforts to continue improving processes, rate adequacy and ultimately underwriting profitability will continue to be a primary focus for management in the future.

Overview - Balance Sheet highlights at December 31, 2016 compared to December 31, 2015

Selected Balance Sheet Highlights	December 31, 2016	December 31, 2015
(dollars in thousands)
Invested Assets	$113,156	$112,557
Cash	$7,368	$6,763
Total Assets	$148,579	$147,841
Policy Liabilities	$76,174	$77,043
Total Debt	$17,126	$17,957
Accumulated Other Comprehensive Income	$1,007	$525
Shareholders' Equity	$48,052	$44,883
Book Value Per Share	$19.09	$17.87

Invested Assets:
Invested assets as of December 31, 2016 were $113,156,000 up $599,000, or 0.5%, compared to $112,557,000 as of December 31, 2015. Although invested assets had a slight increase in 2016 compared to 2015, growth of invested assets was adversely impacted by increased claim payments associated with Hurricane Matthew in the fourth quarter of 2016.

Cash:
The Company, primarily through its insurance subsidiaries, had $7,368,000 in cash and cash equivalents at December 31, 2016, compared to $6,763,000 at December 31, 2015. Cash remained relatively stable, up 8.9%, in 2016 compared to the same period in 2015.

Total Assets:
Total assets as of December 31, 2016 were $148,579,000 compared to $147,841,000 at December 31, 2015. While total assets increased year over year, 2016 total assets were negatively impacted by increased fourth quarter loss payments associated with Hurricane Matthew.

Policy Liabilities:
Policy liabilities were $76,174,000 at December 31, 2016 compared to $77,043,000 at December 31, 2015; a decrease of $869,000 or 1.1%. The primary reason for the decrease in policy liabilities in 2016 compared to the same period last year was a $2,114,000 decline in property and casualty loss reserves. Property and casualty loss reserves were down 21.9% in 2016 compared to 2015 primarily due to a lower year end claims inventory. While the property and casualty subsidiary did incur more claims in the fourth quarter of 2016 due to Hurricane Matthew, over 95% of Matthew claims were settled by December 31, 2016.

Debt Outstanding:
Total debt at December 31, 2016 was $17,126,000 compared to $17,957,000 at December 31, 2015. Debt was reduced $831,000 during 2016 with the primary reason being the reduction of long term debt in our holding company. The improvement of balance sheet strength through reduction of debt continues to be a primary focus of management.

Shareholders' Equity:
Shareholders' equity as of December 31, 2016 was $48,052,000 up $3,169,000 compared to December 31, 2015 Shareholders' equity of $44,883,000. Book value per share was $19.09 at December 31, 2016, compared to $17.87 per share at December 31, 2015, an increase of $1.22. Despite the adverse impact of Hurricane Matthew, the Company had a 6.8% increase in book value per share and a 7.1% increase in Shareholders' Equity in 2016 compared to 2015. The primary factor contributing to the increase in Shareholders' equity was net income of $3,063,000. In addition, new shares issued under our director compensation plan totaled $76,000 in 2016. Furthermore, accumulated other comprehensive income increased $482,000. The increase in accumulated other comprehensive income was driven by increases in market values of available-for-sale investment securities. Offsetting the increases in Shareholders' equity were dividends paid of $452,000.

Industry Segment Data
Net earned premium revenues for The National Security Group's two operating segments (Life segment, Property and Casualty segment) are summarized as follows (amounts in thousands):

(dollars in thousands)	2016	%	2015	%
Life, accident and health insurance	$6,234	10.2%	$6,300	10.6%
Property and casualty insurance	55,164	89.8%	53,162	89.4%
	$61,398	100.0%	$59,462	100.0%

The property and casualty segment composed 89.8% of total net earned premium revenue in 2016 compared to 89.4% in 2015. The P&C segment is primarily composed of dwelling fire and homeowners lines of business. The life segment composed 10.2% of net earned premium revenue in 2016 compared to 10.6% in 2015 with revenue produced from life, accident and supplemental health insurance products. While reading this discussion regarding segment information, reference is made to Note 15 to the Consolidated Financial Statements which provides additional segment related information.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses and interest expense) associated with the insurance holding company.

Life and Accident and Health Insurance Operations:
From a revenue standpoint, our life segment is the smaller of our insurance segments contributing 10.2% of total insurance net earned premium revenue in 2016 and 10.6% in 2015. Premium revenues and operating income for the life segment for the year ended December 31, 2016 and 2015 are summarized below (amounts in thousands):

(dollars in thousands)	2016	2015
REVENUE
Net premiums earned	$6,234	$6,300
Net investment income	2,122	1,913
Net realized investment gains	273	313
Other income	2	3
Total Revenues	$8,631	$8,529
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	$5,285	$4,687
Amortization of deferred policy acquisition costs	723	809
Commissions	310	380
General and administrative expenses	1,509	1,525
Insurance taxes, licenses and fees	199	180
Interest expense	78	61
Total Expenses	$8,104	$7,642
INCOME BEFORE INCOME TAXES	$527	$887

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015:
Net earned premium revenue in the life segment was $6,234,000 at December 31, 2016 compared to $6,300,000 at December 31, 2015; a decrease of 1.0%.  The $66,000 decrease in net earned premium revenue was primarily due to a decline in new business production in both the traditional life and supplemental accident and health insurance products offered in NSIC.

While NSIC composes only 10.2% of premium revenue, the segment makes up 39.5% of consolidated assets. The majority of these assets consist of fixed income investments. Net investment income was up $209,000 or 10.9% at $2,122,000 for the year ended December 31, 2016 compared to $1,913,000 for the same period last year. An increase in life segment invested assets was the primary factor contributing to the increase in net investment income. US Market interest rates began to increase in late 2016 but the impact was marginal in generating additional investment income in 2016.

NSIC ended 2016 with net realized investment gains of $273,000 compared to $313,000 for the same period in 2015. Realized investment gains are highly dependent on several factors including market conditions, tax position and liquidity needs of the Company and can vary significantly from period to period. The primary source of realized investment gains in both 2016 and 2015, were gains from the sale of fixed income investments.

Claims were $5,285,000 through December 31, 2016 compared to $4,687,000 through December 31, 2015; an increase of $598,000 or 12.8%. NSIC experienced an increase in both ordinary life and industrial life related claims in 2016 compared to the same period last year.

Deferred policy acquisition cost amortization and commission expenses decreased $156,000 for the year ended December 31, 2016 at $1,033,000 compared to $1,189,000 for the same period in 2015; a decline of 13.1%. As a percent of net premiums earned, policy acquisition cost amortization and commission expense was 16.6% compared to 18.9% in 2015. A decline in the rate of new business production was the primary reason for the decline in policy acquisition costs.

General and administrative expenses were $1,509,000 in 2016 compared to $1,525,000 in 2015. Reduction of general and administrative expenses in NSIC has been a primary focus of management for the past three years. Historically, general and administrative expenses in our life segment have run higher than industry averages due to the small size of the subsidiary. This disadvantage, coupled with the persistent low interest rate environment, has eroded earnings in the life segment. In the second half of 2014, management began the process of implementing significant operational changes that included the consolidation of P&C and life segment operations. The consolidation process is now complete and we have completed employee cross training leaving operational areas more streamlined and more efficient. While the incremental improvement was less in 2016 compared to last year, the marginal year over year decline in general and administration expenses in the life insurance subsidiary is a direct result of this effort.

For the year ended December 31, 2016 and 2015, insurance taxes, licenses and fees were $199,000 and $180,000, respectively. As a percent of earned premium, insurance taxes, licenses and fees were comparable at 3.2% in 2016 and 2.9% in 2015.

For the year ended December 31, 2016, the life segment had pretax income of $527,000 compared to a pretax income of $887,000 for the same period in 2015. The increase in claims related expenses was the primary contributor to the decline in pretax income.

Property & Casualty Operations:
Property and casualty operations constitute our largest segment composing 89.8% and 89.4% of our total consolidated premium revenue in 2016 and 2015, respectively. Premium revenues and operating income for the P&C segment for the year ended December 31, 2016 and 2015 are summarized below:

(dollars in thousands)	2016	2015
REVENUE
Net premiums earned	$55,164	$53,162
Net investment income	1,706	1,473
Net realized investment gains	725	190
Other income	603	620
Total Revenues	$58,198	$55,445
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	$33,562	$29,461
Amortization of deferred policy acquisition costs	2,783	2,701
Commissions	7,584	7,572
General and administrative expenses	6,818	6,735
Insurance taxes, licenses and fees	2,005	1,906
Total Expenses	$52,752	$48,375
INCOME BEFORE INCOME TAXES	$5,446	$7,070

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015:
Premium revenue in the P&C segment is primarily driven by our dwelling fire and homeowner lines of business. The following table provides premiums earned by line of business:

(dollars in thousands)	2016		2015
Line of Business	Premium Earned	% of NPE	Premium Earned	% of NPE	2016 Increase (Decrease) over 2015
Dwelling Fire/Allied Lines	$37,399	67.8%	$35,718	67.2%	4.7%
Homeowners	23,595	42.8%	23,800	44.8%	(0.9)%
Catastrophe Reinsurance Premium	(5,830)	(10.6)%	(6,356)	(12.0)%	(8.3)%
Net Premium Earned	$55,164	100.0%	$53,162	100.0%	3.8%

Property and casualty segment net premium earned for 2016 was $55,164,000 compared to $53,162,000 for the same period in 2015. The primary reason for the increase in 2016 compared to 2015 was a 4.7% increase in gross premium revenue in our dwelling fire program. A reduction in catastrophe reinsurance cost (ceded premium) of 8.3% also contributed significantly to our 3.8% increase in net premium earned.

The primary source of premium revenue growth in the P&C segment was in our non-coastal states; primarily the states of Oklahoma and Georgia. Premium revenue in Oklahoma increased 14.9% in 2016 with policy counts up 8.2%. An increase in new business production coupled with the implementation of increased rates during 2015 were the primary reasons for the increase in premium revenue in Oklahoma in 2016 compared to the same period last year. In addition, Georgia revenue increased 11.5% in 2016 with policy counts up 9.3% compared to December 31, 2015. Increased rates were implemented in Georgia during 2016 and, along with growth in policy count, lead to the increase in premium revenue in Georgia in 2016 compared to 2015. We expect to continue to look for opportunities to increase premium revenue in non-coastal and less hurricane prone regions of the states in which we operate in order to create more geographic diversification.

The reduction in catastrophe reinsurance cost also contributed to the improvement in underwriting margins in our property and casualty segment. The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. Our catastrophe retention remained unchanged at $4 million in 2016 and we maintain catastrophe reinsurance coverage with an upper limit of $72.5 million. Our catastrophe reinsurance also covers the cost of a second event up to the same $72.5 million upper limit, again with a $4 million retention. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million and the primary models utilized indicate that the Company's upper limit of reinsurance is adequate to cover up to approximately a 250 year event (an event with an estimated probability of occurrence of 0.4% in a given year). It is noted, however, that hurricane models are subject to significant risks and uncertainties and are continuously evolving. Catastrophe models are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple smaller catastrophe events that individually may not exceed our $4 million retention.

Under the catastrophe reinsurance program in 2016, the Company retained the first $4,000,000 in losses from each event.  Reinsurance coverage for 2016 was maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000

Additional details regarding the structure of our 2016 catastrophe reinsurance program can be found in Note 10 to the Consolidated Financial Statements.

Net investment income totaled $1,706,000 in 2016 compared to $1,473,000 in 2015; an increase of $233,000. The primary reason for the increase in net investment income in 2016 compared to 2015 was the change in value of our company owned life insurance (COLI). The change in value of the COLI decreased investment income $34,000 in 2016 compared to a decrease to investment income of $219,000 for the same period last year.

The P&C segment ended 2016 with realized capital gains of $725,000 compared to realized capital gains totaling$190,000 for the same period in 2015; an increase of $535,000. The realized capital gains were primarily from sales of fixed income and equity investments. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and, therefore, can vary significantly from year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year. The P&C segment was not impacted by the write-down of other-than-temporary impairments of fixed income or equity investments in 2016 or 2015.

Other income was $603,000 in 2016 compared to $620,000 for the same period in 2015; an $17,000 decrease. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percent of net earned premium other income was 1.1% 2016 compared to 1.2% in 2015.

Policyholder benefits and settlement expenses in the property and casualty segment were $33,562,000 in 2016 compared to $29,461,000 for the same period in 2015; an increase of $4,101,000 or 13.9%. The P&C segment ended 2016 with a loss ratio of 60.2% compared to 54.8% for the same period in 2015. The primary reason for the increase in claims and the loss ratio in 2016 compared to 2015 was reported losses and loss adjustment expenses (LAE) from Hurricane Matthew in 2016.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the year ended December 31, 2016 and 2015 (dollars in thousands):

For the year ended December 31, 2016			For the year ended December 31, 2015
Cat Event	Reported Losses & LAE	Claim Count	Cat Event	Reported Losses & LAE	Claim Count
Cat 16 (Feb 22-24)	$1,043	241	Cat 70 (Mar 25-26)	$493	89
Cat 17 (Mar 5-11)	321	102	Cat 71 (Mar 31-Apr 1)	237	57
Cat 19 (Mar 13-14)	129	38	Cat 75 (Apr 18-21)	391	106
Cat 21 (Mar 23)	113	23	Cat 76 (Apr 24-28)	596	193
Cat 22 (Mar 30-Apr 1)	213	58	Cat 79 (May 6-13)	524	106
Cat 27 (Apr 25-28)	173	45	Cat 81 (May 23-28)	394	97
Cat 28 (Apr 29-May 3)	596	124	Cat 93 (Oct 2-6)	1,575	755
Cat 29 (May 7-10)	251	31	Cat 97 (Oct 24-26)	146	55
Cat 31 (May 16-19)	163	31	Cat 12 (Dec 23-24)	249	76
Cat 32 (May 26-28)	162	16	Cat 13 (Dec 26-27)	173	61
Cat 35 (Jun 16-18)	446	102
Cat 40 (Jul 13-15)	345	93
Cat 44 (Aug 11-13)	667	270
Cat 46 (Aug 31-Sept 4)	374	126
Cat 50 (Oct 6-9) GROSS	8,386	1,925
Cat 53 (Nov 28-Dec 1)	538	104
Misc cats less than $100k	208	76	Misc cats less than $100k	595	194
Total Before Reinsurance	$14,128	3,405	Total Cat losses	$5,373	1,789
Less: Reinsurance (Cat 50)	(4,386)
Total Net Cat losses	$9,742

Non-cat wind & hail	$5,575	1,784	Non-cat wind & hail	$5,615	1,923

During 2016, the P&C segment was impacted by 20 catastrophe events totaling $14,128,000 ($9,742,000 net of reinsurance recoveries) from 3,405 claims compared to reported losses and LAE from 22 cat events totaling $5,373,000 from 1,789 claims in 2015. Claims reported from year to date 2016 cat events contributed 25.3 percentage points to the 2016 P&C segment loss ratio. In comparison, claims reported during 2015 from prior year cat events contributed 10.0 percentage points to the year to date 2015 P&C segment loss ratio.
During 2016, the P&C segment was negatively impacted by Hurricane Matthew (denoted as Cat 50 in the table above) which struck the Atlantic coast, during early October 2016, impacting our policyholders in Georgia and South Carolina. On a gross basis, Hurricane Matthew added $8,386,000 to P&C segment incurred losses and LAE ($4,000,000 on a net basis). The P&C segment was not impacted by a hurricane during 2015. The largest cat event impacting the P&C segment during 2015 was Cat 93 which totaled $1,575,000 and produced 755 reported claims through December 31, 2015. This cat event primarily impacted our South Carolina policyholders and added 2.9 percentage points to the 2015 P&C segment loss ratio.
Non-catastrophe wind and hail claims reported in 2016 totaled $5,575,000 compared to non-catastrophe wind and hail claims reported in 2015 totaling $5,615,000; a decrease of $40,000 or 0.7%. During 2016, the P&C segment had 1,784 non-cat wind and hail claims reported (an average of $3,100 per claim) compared to 1,923 claims reported during 2015 (an average of $2,900 per claim). Non-cat wind and hail claims reported during 2016 accounted for 16.6% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during 2015 accounted for 19.1% of total P&C segment incurred losses and LAE in 2015. The P&C segment has experienced a higher frequency of severe thunderstorm activity in 2016 and 2015. While most of these individual thunderstorms were isolated to small geographic areas, the frequency of these weather events contributed to a significant increase in our reported non-cat wind and hail claims in both 2016 and 2015.

In addition to the increase in reported losses and LAE from cat events, reported fire losses and LAE were also up in 2016 compared to the same period in 2015. Reported fire losses were up $841,000 or 5.8% compared to fire losses reported during 2015. The P&C segment had 510 fire losses reported for the period ended December 31, 2016, totaling $15,313,000 compared to 549 fire losses reported for the same period in 2015 totaling $14,472,000. The average cost per claim was $30,000 for fire losses reported in 2016 compared to $26,400 for fire losses reported in 2015.

Deferred policy acquisition costs totaled $2,783,000 in 2016 compared to $2,701,000 in 2015. Deferred policy acquisition costs were comparable at 5.0% of net earned premium revenue for 2016 and 5.1% of net earned premium revenue for 2015. Deferred policy acquisition costs consist of amortization of previously capitalized distribution costs, primarily commissions.

Commission expense for 2016 was $7,584,000 (13.7% of premium revenue) compared to $7,572,000 (14.2% of premium revenue) for the same period in 2015. The primary reason for the $12,000 increase in commission expense during 2016 compared to 2015 was a slight 1.1% increase in gross written premium.

General and administrative expenses in the property and casualty segment totaled $6,818,000 in 2016 compared to $6,735,000 in 2015; an increase of $83,000 or 1.2%. The primary reason for the increase was a moderate increase in fees paid to consulting actuaries.

Insurance taxes, licenses and fees were $2,005,000 through December 31, 2016 compared to $1,906,000 for the same period in 2015. Insurance taxes, licenses and fees were 3.6% of premium revenue in 2016 and 2015.

The P&C segment ended 2016 with pretax income of $5,446,000 compared to pretax income of $7,070,000 for the same period in 2015. The $1,624,000 decrease in pretax income was primarily due to the negative impact of claims incurred from Hurricane Matthew as discussed previously.

Property & Casualty Combined Ratio:
A measure used to analyze a property/casualty insurer's underwriting performance is the combined ratio based upon generally accepted accounting principles (GAAP). It is the sum of two ratios:

•	The loss and loss expense ratio, which measures losses and loss adjustment expenses incurred as a percentage of premium revenue.

•
The underwriting expense ratio, which measures underwriting expenses incurred (e.g., agents' commissions, premium taxes, and other administrative underwriting expenses) as a percentage of premium revenue.

The results of these ratios for the past two years were as follows:

	2016	2015
Loss and LAE Ratio	60.18%	54.78%
Underwriting Expense Ratio	34.41%	35.17%
Combined Ratio	94.59%	89.95%
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

During 2016, the P&C segment experienced an increase of 4.64 percentage points in the combined ratio compared to 2015. The primary reason for the increase was a $4,699,000 increase in claims in 2016 compared to 2015. Reported claims from combined non-hurricane cat events and Hurricane Matthew increased the 2016 combined ratio by 17.5 percentage points. In 2015, claims from cat events increased the 2015 combined ratio by 10.0 percentage points. While catastrophe events are unpredictable and beyond management's control, management has sought to increase margins through efficiency measures and improved rate optimization. We believe that these efforts, while not eliminating volatility, will improve our ability to better absorb the impact of a major catastrophe or increased frequency of smaller catastrophe events. The impact of Hurricane Matthew, in 2016, further exhibits our ability to incur losses from a major catastrophe while maintaining a combined ratio below 100% and achieving underwriting profitability despite the negative impact. Management also continues to improve rate adequacy, reduce significant exposure concentrations and implement other risk management strategies in order to further improve underwriting profitability and reduce earnings volatility.

Non-insurance Operations:
The non-insurance operations of the Company consist of our parent company, The National Security Group, Inc. (NSG). The National Security Group has no material sources of revenue and relies on dividends and management service fees from our insurance subsidiaries to pay expenses. Dividends from subsidiaries are subject to insurance department approval and are subject to statutory restrictions. Subsidiary dividends are eliminated upon consolidation of the subsidiaries in the audited financial statements included herein and thus are not included in the table below. Revenues and expense for non-insurance operations for the year ended December 31, 2016 and 2015 are summarized as follows (amounts in thousands):

(dollars in thousands)	2016	2015
REVENUE
Net investment income	$64	$76
Total Revenues	$64	$76

EXPENSES
General and administrative expenses	$669	$355
Interest expense	1,274	1,331
Total Expenses	$1,943	$1,686

INCOME (LOSS) BEFORE INCOME TAXES	$(1,879)	$(1,610)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015:
Revenue for non-insurance operations primarily consists of interest on investments. General and administrative expenses totaled $669,000 in 2016 compared to $355,000 for the same period last year; an 88.5% increase. The expenses of NSG are primarily associated with the public listing of our stock, taxes and fees, and directors' fees. The most significant item impacting the increase in general expenses were increases in interest costs related to deferred compensation plans. Total interest expense associated with short-term and long-term borrowings of NSG was $1,274,000 for the period ended December 31, 2016 and $1,331,000 for the same period last year. The decline in interest expense is related to a reduction in debt outstanding.

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

At December 31, 2016, the Company's holdings in debt securities amounted to 83.7% of total investments and 63.7% of total assets. The Company utilizes the ratings of various Nationally Recognized Statistical Rating Organizations when classifying fixed maturity investments by quality rating.

The following is a breakdown of the Company's fixed maturity investments by quality rating:

	% of Total Bond Portfolio
S&P or Equivalent Ratings	2016	2015
AAA/AA+	39.15%	40.59%
AA	7.09%	8.37%
AA-	3.45%	3.06%
A+	3.61%	4.63%
A	4.68%	4.88%
A-	5.91%	4.98%
BBB+	9.26%	9.31%
BBB	13.49%	14.20%
BBB-	7.38%	6.66%
Below Investment Grade	5.98%	3.32%

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

The amortized cost and aggregate fair values of investments in securities at December 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$40,533	$748	$878	$40,403
Mortgage backed securities	10,970	134	173	10,931
Private label asset backed securities	7,910	29	165	7,774
Obligations of states and political subdivisions	14,806	507	147	15,166
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,618	208	308	18,518
Total fixed maturities	92,837	1,626	1,671	92,792
Equity securities	2,343	2,628	28	4,943
Total	$95,180	$4,254	$1,699	$97,735
Held-to-maturity securities:
Mortgage backed securities	$1,863	$38	$—	$1,901
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	27	2	—	29
Total	$1,890	$40	$—	$1,930

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$38,245	$747	$1,728	$37,264
Mortgage backed securities	15,324	157	224	15,257
Private label asset backed securities	6,029	24	380	5,673
Obligations of states and political subdivisions	14,654	869	47	15,476
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,825	413	96	18,142
Total fixed maturities	92,077	2,210	2,475	91,812
Equity securities	2,420	2,590	113	4,897
Total	$94,497	$4,800	$2,588	$96,709
Held-to-maturity securities:
Mortgage backed securities	$2,395	$62	$—	$2,457
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	44	3	—	47
Total	$2,439	$65	$—	$2,504

As shown in the tables above, the Company experienced a moderate increase in fixed income investments in 2016 compared to the portfolio composition at December 31, 2015. The increase in fixed income investments was driven by positive cash flow from operations which provided additional funds to invest.

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

A downside of investing in longer duration securities in the life segment is that the portfolio is exposed to more significant price volatility as market interest rates change. This exposure to sudden interest rate changes can lead to declines in market value of fixed income securities in a rising interest rate environment. Management currently maintains the life insurance portfolio in the intermediate duration range of 6.0 to guard against the adverse impact of rising rates. However, due to the necessity of matching the duration of liabilities as closely as possible in order to pass regulatory cash flow testing, some volatility in market value of the portfolio in a rising rate environment cannot be avoided.

At December 31, 2016, 5.98% of total investments in the fixed income portfolio were classified as below investment grade. In evaluating whether or not the equity loss positions were other-than-temporary impairments, management evaluated financial information on each company and, where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments. Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2016, the Company realized no other-than-temporary impairments related to fixed maturities or equity securities.

The amortized cost and aggregate fair value of debt securities at December 31, 2016, by contractual maturity, are as follows (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,582	$1,615
Due after one year through five years	15,047	15,006
Due after five years through ten years	34,497	34,444
Due after ten years	41,711	41,727
Total	$92,837	$92,792
Held-to-maturity securities:
Due in one year or less	$4	$4
Due after one year through five years	26	27
Due after five years through ten years	80	87
Due after ten years	1,780	1,812
Total	$1,890	$1,930

As discussed earlier, the majority of our longer duration securities are investments made to match longer duration liabilities in the life segment or, are investments in mortgage backed securities, primarily government agency. Due to the amortizing nature and the ability to prepay mortgage backed securities, actual maturities tend to be significantly shorter than contractual maturities.

Investment portfolio income
Investment returns with respect to the investment portfolio for the years ended December 31, 2016 and 2015 follows:

	Year Ended December 31,
	2016	2015
Net investment income	$3,892	$3,462
Average current yield on investments	3.4%	3.1%
Total return on investments	4.6%	0.67%
Net realized gains on investments (before taxes)	$998	$503
Change in accumulated net unrealized gains (before income taxes)	$343	$(3,225)

Average current yield on investments increased to 3.5% due to a combination of decreased investment expenses and moderately higher yield on investments.

The total return on investments in 2016 increased significantly compared to 2015. Prior year total return was negatively impacted by a combination of interest rate driven declines in fixed income investments and declines in market value of our energy sector bond holdings. During 2016, market values of our energy sector bonds recovered leading to an increase in net unrealized capital gains. Also, realized capital gains were higher due to sales of both fixed income and equity investments.

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

Repurchase agreements
The Company's subsidiaries maintain repurchase agreements for cash held on deposit under which insurance regulations dictates that our policy requires 102% (100% minimum) of the fair value of the securities purchased to be maintained as collateral.  The repurchase investments are limited to government securities that are highly liquid and therefore, the investment is reflected on the balance sheet as a cash equivalent.    Due to a combination of the 102% collateral requirement and short term interest rates hovering near zero, we realize virtually no interest income from repurchase agreements/short term investments. However, repurchase agreements utilizing government agency securities do provide deposit protection for short term cash held in excess of FDIC deposit limits. The Company does not lend securities to any counterparty under repurchase agreements.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of December 31, 2016, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,582	$4	$1,586	1.68%
Maturity in 1-5 years	15,047	26	15,073	15.91%
Maturity in 5-10 years	34,497	80	34,577	36.50%
Maturity after 10 years	41,711	1,780	43,491	45.91%
	$92,837	$1,890	$94,727	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,013,000, or 5.5%, decline in the market value of fixed income investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,861,000, or 5.3%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total shareholders' equity and book value per share.

At December 31, 2016, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $48,052,000, up $3,169,000 compared to $44,883,000 at December 31, 2015.  Components of the change in equity were net income of $3,063,000, increase in accumulated unrealized gains on investments of $226,000, a net unrealized gain of $256,000 related to interest rate swaps and cash dividends paid totaling $452,000.

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
While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 5.1% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $7,368,000 in cash and cash equivalents at December 31, 2016, compared to $6,763,000 at December 31, 2015. Cash provided by operating activities increased cash by $1,148,000 during the year ended December 31, 2016. The increase in cash provided by operations was primarily driven by net income from operations. For the year ended December 31, 2015, cash provided by operating activities totaled $6,880,000. Operating cash flow generated in the property and casualty segment was the primary contributor to cash provided by operating activities in the prior year.

Net cash provided by investing activities totaled $684,000 for the period ended December 31, 2016, compared to cash used of $4,835,000 for the same period last year. The investment of cash generated from operations and reinvestment of maturing fixed income securities was the primary cash related investment activities during the year ended December 31, 2016. For the period ended December 31, 2015, cash used in investing activities totaled $4,835,000 the reinvestment of maturities of fixed income securities and investment of cash from operations was the primary cash related investment activity during the period.

Net cash used in financing activities totaled $1,227,000 for the period ended December 31, 2016, compared to $1,708,000 for the same period last year. During the year ended December 31, 2016, the Company obtained a $5,000,000 unsecured loan which was used to repay in full the $5,143,000 promissory note associated with the Mobile Attic settlement. Under US tax laws the Mobile Attic plaintiff-financed settlement was not deductible until paid and, in anticipation of potentially lower corporate tax rates in the new US presidential administration, paying off the promissory note accelerated the ability to recognize the associated deferred tax benefit related to the settlement. During the year ended December 31, 2015, the Company repaid a $500,000 long-term note and a $700,000 short-term note payable. The Company maintains a $1,000,000 operating line of credit which matures in September 2017, as well as a $700,000 line of credit which was renewed in February of 2016. During the year ended December 31, 2016, the Company drew down and repaid amounts from both short-term and long-term lines of credit. Between the two lines of credit, $1,700,000 was available at December 31, 2016.

The Company had a total of $15,326,000 of long-term debt outstanding as of December 31, 2016, compared to $17,100,000 at December 31, 2015, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $246,000 and $258,000, respectively.

The following table reflects the anticipated cash flows associated with our short- and long-term contractual obligations and commitments as of December 31, 2016 (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 1 through 3	Years 4 through 5	More than 5 years
Notes payable	$1,800	$1,800	$—	$—	$—
Debt obligations[1]	$15,326	$—	$3,200	$—	$12,126
Interest on debt obligations[1]	$12,913	$1,185	$2,871	$1,154	$7,703
Property and casualty claim reserves[2]	$7,531	$6,597	$859	$68	$7
Future life insurance obligations[3]	$70,900	$4,486	$12,019	$6,989	$47,406

[1] Long-term debt, consisting of two separate issues of trust preferred securities, a line of credit and the long-term portion of an installment note is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2016 for each issue. Interest on long-term debt is accrued and settled quarterly on the trust preferred securities, monthly on the line of credit and annually on the installment note. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 8, Notes Payable and Long-term Debt, in the notes to Consolidated Financial Statements.

[2] The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated. For additional details on payout patterns please see Note 9.

[3] Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies inforce at December 31, 2016. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of NSIC’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Contractual obligations reflected in the table above include the issuance of $9,101,000 in subordinated debentures completed on December 15, 2005. The subordinated debentures mature December 15, 2035. It is anticipated that principal payments will not be made before maturity. Also included in long-term debt is the issuance of $3,025,000 in subordinated debentures on June 21, 2007. This issue matures June 15, 2037 and may be prepaid at any time. Also reflected in the table above is a $5,000,000 unsecured loan obtained in December 2016. Associated with this loan are $1,800,000 in short-term notes payable and $3,200,00 in long-term debt. The unsecured loan matures in November 2019.

In estimating the time interval for payment of property and casualty claim reserves, the Company utilized historical payment patterns. By the nature of the insurance contracts under which these liabilities exist, there can be no certainty that actual payments will fall in the periods indicated above. However, management believes that current liquidity and capital resources are sufficient to pay these obligations as they come due. Also, due to the relatively short-tail nature of the majority of the Company's property and casualty claim liabilities, management can conclude with a reasonable level of confidence that historical patterns indicate that approximately 97.3% of claim liabilities at the end of a given year are settled within the following two year period. See Note 9 for additional details on payout patterns.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2016 is statutorily limited to $1,642,000 in the life insurance subsidiary and $3,524,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with previous adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $1,750,000 in dividends from its subsidiaries during the year ended December 31, 2016.

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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group's life/health and property/casualty insurance subsidiaries are all in excess of 5 to 1 at December 31, 2016.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $15.1 million and $13.9 million at December 31, 2016 and 2015, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 15.2 and 17.9 at December 31, 2016 and 2015, respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $35.2 million and $34.5 million at December 31, 2016 and 2015, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 5.1 and 5.2 at December 31, 2016 and 2015, respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $10.7 million at December 31, 2016 and 2015, and a ratio of regulatory total adjusted capital to authorized control level RBC of 43.7 and 37.8 at December 31, 2016 and 2015, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

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

During 2016, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2016 and 2015. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2016 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed.

The property and casualty subsidiaries utilize our actual in force policy data modeled utilizing two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Based on modeling results utilized in 2016 and 2015, the Company was reinsured at approximately a 250 year event level. While this estimate is subject to some uncertainty and model risk, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

At December 31, 2016, the estimated reinsurance recoverable recorded was $1,780,000 compared to $1,660,000 for the same period last year. The Company does not anticipate any issues with collection of the recorded amount. In 2016, catastrophe reinsurance premiums ceded totaled $5,185,000 compared to $5,477,000 ceded in 2015. Catastrophe reinsurance premiums are based on a premium calculation applying the agreed upon rate to the earned premium of the covered lines of business. The decline in ceded premium in 2016 is attributable to a 5% decline in the rate applied. In addition to catastrophe reinsurance, the Company placed reinstatement premium protection (RPP) reinsurance during 2016 and 2015 totaling $734,000 and $789,000, respectively.

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

At December 31, 2016 and 2015, the Company recorded $8,351,000 and $8,485,000, respectively, as an asset for DAC in the Consolidated Financial Statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, see Note 1 to our Consolidated Financial Statements.

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

At December 31, 2016, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, see Note 7 to our Consolidated Financial Statements.

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

At December 31, 2016 and 2015, the recorded liability for loss and loss adjustment expense was $7,531,000 and $9,645,000, respectively, a $2,114,000 decrease. The decrease in claim and claim adjustment expense reserves is primarily due to a reduction in non-catastrophe reported claims in the fourth quarter of 2016 compared to last year. We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 9 to our Consolidated Financial Statements.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,943,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its December 31, 2016 value, the fair value of the Company's common stock investments would decrease by approximately $494,000.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended. The National Security Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Security Group, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 8, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Warren Averett, LLC

Birmingham, Alabama
March 17, 2017

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS (In thousands)

	December 31, 2016	December 31, 2015

ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2016 - $1,930; 2015 - $2,504)	$1,890	$2,439
Fixed maturities available-for-sale, at estimated fair value (cost: 2016 - $92,837; 2015 - $92,077)	92,792	91,812
Equity securities available-for-sale, at estimated fair value (cost: 2016 - $2,343; 2015 - $2,420)	4,943	4,897
Trading securities	107	107
Receivable for securities sold	499	—
Mortgage loans on real estate, at cost	174	202
Investment real estate, at book value	3,221	3,291
Policy loans	1,708	1,655
Company owned life insurance	4,864	4,898
Other invested assets	2,958	3,256
Total Investments	113,156	112,557
Cash and cash equivalents	7,368	6,763
Accrued investment income	776	797
Policy receivables and agents' balances, net	11,434	11,296
Reinsurance recoverable	1,780	1,660
Deferred policy acquisition costs	8,351	8,485
Property and equipment, net	1,880	1,946
Accrued income tax recoverable	941	—
Deferred income tax asset, net	2,402	3,824
Other assets	491	513
Total Assets	$148,579	$147,841
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$7,531	$9,645
Accident and health benefit and loss reserves	3,405	3,197
Life and annuity benefit and loss reserves	32,633	31,962
Unearned premiums	29,968	29,852
Policy and contract claims	1,008	826
Other policyholder funds	1,629	1,561
Short-term notes payable and current portion of long-term debt	1,800	857
Long-term debt	15,326	17,100
Accrued income taxes	—	101
Other liabilities	7,227	7,857
Total Liabilities	100,527	102,958
Contingencies
Shareholders' equity
Common stock	2,517	2,512
Additional paid-in capital	5,412	5,341
Accumulated other comprehensive income	1,007	525
Retained earnings	39,116	36,505
Total Shareholders' Equity	48,052	44,883
Total Liabilities and Shareholders' Equity	$148,579	$147,841

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year ended December 31,
	2016	2015
REVENUES
Net premiums earned	$61,398	$59,462
Net investment income	3,892	3,462
Net realized investment gains	998	503
Other income	605	623
Total Revenues	66,893	64,050
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	38,847	34,148
Amortization of deferred policy acquisition costs	3,506	3,510
Commissions	7,894	7,952
General and administrative expenses	8,996	8,615
Taxes, licenses and fees	2,204	2,086
Interest expense	1,352	1,392
Total Benefits, Losses and Expenses	62,799	57,703

Income Before Income Taxes	4,094	6,347

INCOME TAX EXPENSE (BENEFIT)
Current	(142)	1,127
Deferred	1,173	523
	1,031	1,650

Net Income	$3,063	$4,697

INCOME PER COMMON SHARE BASIC AND DILUTED	$1.22	$1.87

DIVIDENDS DECLARED PER SHARE	$0.18	$0.16

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2016	2015

Net income	$3,063	$4,697

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $549 and $354 for 2016 and 2015, respectively	226	(2,128)
Unrealized gain (loss) on interest rate swap	256	(119)

Other comprehensive income (loss), net of tax	482	(2,247)

Comprehensive income	$3,545	$2,450

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2014	$42,757	$32,210	$2,772	$2,508	$5,267

Comprehensive income:
Net income for 2015	4,697	4,697

Other comprehensive loss (net of tax)	(2,247)		(2,247)

Common stock issued	78			4	74

Cash dividends	(402)	(402)

Balance at December 31, 2015	$44,883	$36,505	$525	$2,512	$5,341

Net income for 2016	3,063	3,063

Other comprehensive income (net of tax)	482		482

Common stock issued	76			5	71

Cash dividends	(452)	(452)

Balance at December 31, 2016	$48,052	$39,116	$1,007	$2,517	$5,412

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$3,063	$4,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	303	299
Decrease in cash surrender value of company owned life insurance	34	219
Net realized gains on investments	(998)	(503)
Deferred income taxes	1,173	523
Amortization of deferred policy acquisition costs	3,506	3,510
Changes in assets and liabilities:
Change in receivable for securities sold	(499)	—
Change in accrued investment income	21	—
Change in reinsurance recoverable	(120)	(721)
Policy acquisition costs deferred	(3,372)	(3,403)
Change in accrued income taxes	(1,042)	(386)
Change in net policy liabilities and claims	(1,082)	2,522
Change in other assets/liabilities, net	152	112
Other, net	9	11
Net cash provided by operating activities	1,148	6,880
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(26,832)	(30,968)
Trading securities and short-term investments	—	(88)
Property and equipment	(94)	(138)
Proceeds from sale or maturities of:
Held-to-maturity securities	572	689
Available-for-sale securities	27,034	23,296
Real estate held for investment	38	444
Property and equipment	—	5
Other invested assets, net	(34)	1,925
Net cash provided by (used in) investing activities	684	(4,835)
Cash Flows from Financing Activities
Change in other policyholder funds	68	51
Proceeds from long-term debt	3,900	—
Repayments of long-term debt	(5,686)	(1,357)
Change in short-term notes payable	943	—
Dividends paid	(452)	(402)
Net cash used in financing activities	(1,227)	(1,708)
Net change in cash and cash equivalents	605	337
Cash and cash equivalents, beginning of year	6,763	6,426
Cash and cash equivalents, end of period	$7,368	$6,763
The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary, Omega One Insurance Company (Omega).  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. All significant intercompany transactions and accounts have been eliminated. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which includes information and disclosures not presented herein.

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

Concentration of Risk
The Company's property and casualty subsidiaries, composing 91% of consolidated direct written premium, produced business during 2016 in eight states. However, 57% of property and casualty segment direct written premium is generated in the states of Alabama, Mississippi and Louisiana, subjecting the Company to significant geographic concentration. Consequently, adverse weather conditions or changes in the legal, regulatory or economic environment could adversely impact the Company.

The Company's life, accident and health insurance subsidiary, composing approximately 9% of consolidated direct written premium, is licensed in seven states. However, over 79% of life segment direct premium is generated in the states of Alabama and Georgia. Consequently, changes in the legal, regulatory or economic environment in these states could adversely impact the Company.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2016, one agency individually produced greater than 5% of the Company's direct written premium.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000 (including cash surrender value at the time of payment). The Company's original investment in company owned life insurance was $5,000,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at December 31, 2016 and December 31, 2015 was $4,864,000 and $4,898,000, respectively. Changes in cash surrender values are included in income in the current period. The change in surrender value included in earnings for the periods ended December 31, 2016 and 2015 was a decline of $34,000 and $219,000, respectively. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy and proceeds in excess of cash surrender value are recognized as a gain on company owned life insurance.

Cash and short-term investments are carried at cost, which approximates market value.

Investments with other-than-temporary impairment in value are written down to estimated realizable values and losses recognized as a component of investments gains and losses in the Consolidated Statement of Income. The fair value of the investment becomes its new cost basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2003	7% graded to 6%
2004 - 2012	5.25%
2013 - 2016	4.25%

Mortality assumptions include various percentages of the 1955-60 and 1965-70 Select and Ultimate Basic Male Mortality Table. Withdrawal assumptions are based on the Company's experience.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,515,459 at December 31, 2016 and 2,510,504 at December 31, 2015. The Company did not have any dilutive securities as of December 31, 2016 and 2015.

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

Reclassifications
Certain 2015 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2016 presentation.

Advertising
The Company expenses advertising costs as incurred.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At December 31, 2016, the net amount exceeding FDIC insured limits was $11,169,000 at two financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

losses, are composed of balances due from independent agents. At December 31, 2016, the single largest balance due from one agent totaled $561,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At December 31, 2016 and December 31, 2015, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2016, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contingent Put and Call Options in Debt Instruments
In March 2016, the FASB issued guidance that clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

Financial Instruments - Credit Losses
In June 2016, the FASB issued guidance that replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

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

Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The Company adopted this standard retrospectively on January 1, 2016, which resulted in the reclassification of $258,000 of unamortized debt issuance costs related to Company borrowings from other assets to long-term debt within our consolidated balance sheet as of December 31, 2015. The adoption also resulted in the reclassification of $12,000 from general expenses to interest expense for the twelve months ended December 31, 2015.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maintenance Reserve (IMR) are recorded as liabilities in the life subsidiary, and (d) non-admitted assets (primarily furniture and equipment, agents' debit balances and prepaid expenses) are charged directly to surplus.

Statutory net gains (losses) from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2016	2015
NSIC - including realized capital gains of $313 and $313, respectively	$1,488	$1,488
NSFC - including realized capital gains (losses) of $254 and 166, respectively	$2,060	$2,988
Omega - including realized capital gains of $471 and $24, respectively	$225	$771
Statutory risk-based adjusted capital:
NSIC - including AVR of $1,037 and $820, respectively	$13,872	$13,872
NSFC - including investment in Omega of $7,222 and $7,189, respectively	$35,242	$34,446
Omega	$10,719	$10,689

The above amounts exclude allocation of direct expenses of the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 4 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2016 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$40,533	$748	$878	$40,403
Mortgage backed securities	10,970	134	173	10,931
Private label asset backed securities	7,910	29	165	7,774
Obligations of states and political subdivisions	14,806	507	147	15,166
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,618	208	308	18,518
Total fixed maturities	92,837	1,626	1,671	92,792
Equity securities	2,343	2,628	28	4,943
Total	$95,180	$4,254	$1,699	$97,735

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2016 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,863	$38	$—	$1,901
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	27	2	—	29
Total	$1,890	$40	$—	$1,930

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The amortized cost and aggregate fair value of debt securities at December 31, 2016, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,582	$1,615
Due after one year through five years	15,047	15,006
Due after five years through ten years	34,497	34,444
Due after ten years	41,711	41,727
Total	$92,837	$92,792

Held-to-maturity securities:
Due in one year or less	$4	$4
Due after one year through five years	26	27
Due after five years through ten years	80	87
Due after ten years	1,780	1,812
Total	$1,890	$1,930

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of securities available-for-sale with unrealized losses as of December 31, 2016, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$14,036	$396	$2,594	$482	$16,630	$878	33
Mortgage backed securities	4,235	84	847	89	5,082	173	16
Private label asset backed securities	1,774	53	3,261	112	5,035	165	11
Obligations of state and political subdivisions	4,154	147	—	—	4,154	147	9
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	11,421	294	291	14	11,712	308	16
Equity securities	—	—	1,258	28	1,258	28	1
	$35,620	$974	$8,251	$725	$43,871	$1,699	86

There were no securities held-to-maturity with unrealized losses as of December 31, 2016.

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and approximately 5.98% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the year ended December 31, 2016 and year ended December 31, 2015, the Company realized no other-than-temporary impairments. At December 31, 2016, the single largest loss not realized as an impairment was in the bond portfolio and totaled $340,000. The second largest loss position was in the bond portfolio and totaled $85,000. The third largest loss position was in the bond portfolio and totaled $66,000. At December 31, 2015, the single largest loss not realized as an impairment was in the bond portfolio and totaled $252,000. The second largest loss position was in the bond portfolio and totaled $211,000. The third largest loss position was in the bond portfolio and totaled $186,000.

Major categories of investment income are summarized as follows (dollars in thousands):

	Year ended December 31,
	2016	2015
Fixed maturities	$3,686	$3,464
Equity securities	104	121
Mortgage loans on real estate	14	14
Investment real estate	7	8
Policy loans	128	121
Company owned life insurance change in surrender value	(34)	(219)
Other	161	145
	4,066	3,654
Less: Investment expenses	174	192
Net investment income	$3,892	$3,462

Major categories of realized investment gains and losses are summarized as follows (dollars in thousands):

	Year ended December 31,
	2016	2015
Fixed maturities	$409	$536
Equity securities	422	—
Other, principally real estate	167	(33)
Net realized investment gains	$998	$503

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$343	$(3,225)
Deferred income tax	(117)	1,097
Net change in unrealized appreciation on available-for-sale securities	$226	$(2,128)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$40,403	$—	$40,403	$—
Mortgage backed securities	10,931	—	10,931	—
Private label asset backed securities	7,774	—	7,774	—
Obligations of states and political subdivisions	15,166	—	15,166	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,518	18,518	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	4,943	3,685	—	1,258
Total Financial Assets	$97,842	$22,310	$74,274	$1,258
Financial Liabilities
Interest rate swap	$(1,030)	$—	$—	$(1,030)
Total Financial Liabilities	$(1,030)	$—	$—	$(1,030)

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

As of December 31, 2016, Level 3 fair value measurements of assets include $1,258,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of December 31, 2016, Level 3 fair value measurements of liabilities include $1,030,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 8.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2016 (in thousands):

For the year ended December 31, 2016	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,173	$(1,419)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	85	389
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,258	$(1,030)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2016:	$—	$—

For the twelve months ended December 31, 2016, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2016 and December 31, 2015 are as follows (in thousands):

	December 31, 2016		December 31, 2015
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,890	$1,930	$2,439	$2,504
Mortgage loans	174	174	202	202
Policy loans	1,708	1,708	1,655	1,655
Company owned life insurance	4,864	4,864	4,898	4,898
Other invested assets	2,958	2,958	3,256	3,256
Liabilities and related instruments
Other policyholder funds	1,629	1,629	1,561	1,561
Short-term notes payable and current portion of long-term debt	1,800	1,800	857	857
Long-term debt	15,326	15,326	17,100	17,100

NOTE 6 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Building and improvements	$3,348	$3,350
Electronic data processing equipment	1,548	1,631
Furniture and fixtures	515	529
	5,411	5,510
Less accumulated depreciation	3,531	3,564
Property and equipment, net	$1,880	$1,946
Depreciation expense for the year ended December 31, 2016 was $159,000 ($168,000 for the year ended December 31, 2015).

NOTE 7 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2011. Tax returns have been filed through the year 2015.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $2,402,000 at December 31, 2016 and $3,824,000 at December 31, 2015.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of December 31, 2016	As of December 31, 2015
General expenses	$1,685	$1,569
Unearned premiums	2,046	2,039
Claims liabilities	746	730
Litigation settlement	—	1,748
AMT credit	1,230	816
Impairment on real estate owned	187	187
Unrealized loss on interest rate swaps	350	483
Deferred tax assets	6,244	7,572

Depreciation	(135)	(111)
Deferred policy acquisition costs	(2,839)	(2,885)
Unrealized gains on securities available-for-sale	(868)	(752)
Deferred tax liabilities	(3,842)	(3,748)
Net deferred tax asset	$2,402	$3,824

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Year ended December 31,
	2016	2015
Deferred policy acquisition costs	$(46)	$(36)
Unearned premiums	(7)	(78)
General expenses	(116)	(198)
Depreciation	24	—
Claims liabilities	(16)	119
Litigation settlement	1,748	292
AMT credit	(414)	424
Deferred income tax expense	$1,173	$523

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Year ended December 31,
	2016	2015
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	(1.9)%	(1.6)%
Company owned life insurance	0.3%	1.2%
Small life deduction	(8.6)%	(6.6)%
Other, net	1.4%	(1.0)%
Effective federal income tax rate	25.2%	26.0%

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholders' surplus".
The aggregate balance in this account, $2,520,000 at December 31, 2016, would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. The Deficit Reduction Act of 1984 eliminated additions to policyholders' surplus for 1984 and thereafter. Deferred taxes have not been provided on amounts designated as policyholders' surplus. The deferred income tax liability not recognized is approximately $857,000 at December 31, 2016.

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31,	December 31,
	2016	2015
Current portion of installment note payable $1,000,000 due March 2017 with $800,000 due November 2017 with variable interest rate equal to the WSJ prime rate plus 0.5%. Unsecured.	$1,800	$—
Line of credit, $1,000,000 available, with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	—	—
Current portion of installment note payable due November 2015 with variable interest rate equal to the WSJ prime rate plus 1%. Unsecured.	—	857
	$1,800	$857
Long-term debt consisted of the following as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31,	December 31,
	2016	2015
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity March 2018. Interest payments due quarterly. Unsecured.	$—	$700

Long-term portion of installment note with variable interest rate equal to the WSJ prime rate plus 1% and adjustable each November; maturity November 2021. Interest payable annually with principal payable in equal annual installments. Unsecured.	—	4,286

Promissory note with variable interest rate equal tot he WSJ prime rate plus 0.5%; maturity November 2019. Annual installment payments beginning November 2017 with final balloon payment due November 30, 2019. Unsecured	3,200	—

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; net of $178,000 in debt issuance cost ($187,000 in 2015); maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,101	9,092

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; applied to the outstanding principal; net of $68,000 in debt issuance cost ($71,000 in 2015); maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,025	3,022
	$15,326	$17,100

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Annual maturities of all outstanding debt for the next five years and beyond are as follows (dollars in thousands):

2017	2018	2019	2020	2021	Thereafter
$1,800	$800	$2,400	$—	$—	$12,126
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

The swaps entered into in 2009 and 2010 have fair values of $145,000 (liability) and $885,000 (liability), respectively, for a total liability of $1,030,000 at December 31, 2016 ($1,419,000 at December 31, 2015).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $256,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at December 31, 2016.  A net valuation loss of $119,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2015.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At December 31, 2016, the Company has securities on deposit with fair market values of $1,466,000 and cash of $231,000 (all of which is posted as collateral). At December 31, 2015, the Company had securities on deposit with fair market values of $1,482,000 and cash of $130,000 (all of which is posted as collateral). See Note 5 for additional information about the interest rate swaps.

NOTE 9 – POLICY AND CLAIM RESERVES

The Company regularly updates its reserve estimates as new information becomes available and events occur that may impact the resolution of unsettled claims. Reserve estimation can be an inherently uncertain process and reserves estimates can be revised up or down depending on changes in circumstances. Changes in prior years' reserve estimates are reflected in the results of operations in the year such changes are determined.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Year ended December 31,
	2016	2015
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$9,645	$8,321
Less reinsurance recoverable on unpaid losses	1,380	839
Net balances at beginning of year	8,265	7,482
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	35,659	30,900
Estimated claims and claim adjustment expenses for claims arising in prior years	(1,460)	(962)
Total increases	34,199	29,938
Claims and claim adjustment expense payments for claims arising in:
Current year	31,265	25,339
Prior years	4,852	3,816
Total payments	36,117	29,155
Net balance at end of year	6,347	8,265
Plus reinsurance recoverable on unpaid losses	1,184	1,380
Claims and claim adjustment expense reserves at end of year	$7,531	$9,645

The decrease in claim and claim adjustment expense reserves is primarily due to a reduction in non-catastrophe reported claims in the fourth quarter of 2016 compared to last year. The Company did experience an overall increase in claims in 2016 versus 2015, primarily due to claims associated with Hurricane Matthew which occurred in October of 2016. However, over 95% of reported claims from Hurricane Matthew were paid at December 31, 2016. The estimate for claims arising in prior years was reduced $1,460,000 in 2016 (reduced $962,000 in 2015) due to favorable loss development during the year on claims arising in prior years.

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2016, the Company's estimate of unpaid losses and adjustment expenses for claims incurred in prior years related to catastrophes that exceeded our retention totaled $462,000 before reinsurance ($856,000 in 2015). Because the Company has exhausted its catastrophe coverage limits available for Hurricane Katrina any additional development will not be covered by reinsurance.

The claim development table that follows present incurred and cumulative paid claims and adjustment expense by accident year. Information presented is undiscounted and net of reinsurance (dollars in thousands).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Homeowners, Dwelling Fire and Other Liability

	For the Years Ended December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
											IBNR Reserves Dec. 31, 2016	Cumulative Number of Reported Claims
2007	$29,056	$27,990	$27,636	$27,415	$27,356	$27,343	$27,341	$27,422	$27,433	$27,333	$—	5,927
2008		40,544	38,807	38,639	38,912	39,327	39,069	39,420	39,180	39,117	(56)	13,609
2009			31,425	30,236	30,442	30,432	30,484	30,362	30,306	30,280	—	7,989
2010				30,610	29,918	29,805	29,718	29,687	29,672	29,641	1	5,884
2011					35,203	33,957	34,233	34,711	34,806	34,650	23	8,121
2012						29,959	30,190	30,402	30,091	29,948	69	5,188
2013							27,436	27,147	27,076	27,023	174	5,191
2014								25,929	26,422	26,290	328	4,734
2015									31,484	30,861	694	5,826
2016										36,287	2,386	4,909
									Total	$311,430

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

2007	$24,545	$27,178	$27,195	$27,250	$27,300	$27,286	$27,283	$27,222	$27,223	$27,323
2008		34,664	37,986	38,312	38,498	38,617	38,935	39,090	39,105	39,108
2009			25,245	29,281	29,869	29,847	30,004	30,265	30,274	30,280
2010				26,064	29,201	29,404	29,507	29,639	29,640	29,640
2011					31,488	33,080	33,484	34,167	34,622	34,621
2012						26,162	29,135	29,614	29,765	29,834
2013							24,157	26,114	26,487	26,661
2014								22,844	25,461	25,800
2015									25,923	30,066
2016										31,893
									Total	$305,226
		All outstanding liabilities before 2007, net of reinsurance								88
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$6,292

The cumulative number of reported claims presented above is reported on a per claimant basis.

	Average Annual Percentage Payout of Incurred Claims by Age
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	87.6%	9.7%	1.1%	0.6%	0.6%	0.3%	0.1%	(0.1)%	(0.1)%	0.2%

The tables presented above represent homeowners, dwelling fire and other liability lines of business. The Company combined the data for these lines of business because the policy coverage and payout pattern for homeowners and

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

dwelling fire are not materially different. Also, other liability is combined with dwelling fire because liability coverage is only sold as an additional coverage offered only with the dwelling fire policy. The Company offers no stand alone liability products.

Management periodically estimates the liability for claims that have been reported but not paid and for claims incurred but not reported (IBNR). Management utilizes expected losses along with historical data analysis of paid and incurred loss development patterns over the past ten years to aide in establishing the claims liability. Management also separately evaluates any recent large events in establishing claim reserves. The Company also engages a consulting actuary to review managements' estimates of claim liabilities each year. There has been no material change in reserving methodology in 2016 compared to prior years.

As shown in the table above depicting average annual payout of incurred claims, 87.6% of claims are settled within twelve months of the date of loss and cumulatively, 97.3% of claims are settled within two years of the date of loss. While reserve for reported but unpaid and incurred but not reported claims can ultimately prove to be excessive or deficient, the short duration of the Company's claim liabilities serves to lesson the uncertainty compared to longer tail lines of insurance. The Company has no material exposure to difficult to estimate long tail liabilities such as toxic waste cleanup, asbestos related illness or other environmental remediation exposures.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

December 31, 2016
Net outstanding liabilities
Homeowners' insurance	$1,972
Dwelling fire insurance	2,938
Other Liability insurance	1,382
Other short-duration insurance lines	55
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	6,347

Reinsurance recoverable on unpaid claims
Homeowners' insurance	889
Dwelling fire insurance	295
Other Liability insurance	—
Other short-duration insurance lines	—
Total reinsurance recoverable on unpaid claims	1,184

Insurance lines other than short-duration	—
Unallocated claims adjustment expenses	—
Other	—
—

Total gross liability for unpaid claims and claim adjustment expense	$7,531

Accident and Health Claim Reserves

The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims tend to be of short duration with claims typically settled in three years or less and the reserve

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for unpaid claims totaled $391,000 at December 31, 2016. These claims are a component of policy and contract claims which totaled $1,008,000 at December 31, 2016.
Cumulative incurred and paid claims over the last three years, along with annual percentage payouts related to accident and health claims, is as follows (dollars in thousands):

	For the Years Ended December 31,
	2014	2015	2016
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
				IBNR Reserves Dec. 31, 2016	Cumulative Number of Reported Claims
2014	$742	$903	$835	$—	1,299
2015		765	813	—	1,120
2016			960	341	947

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

2014	$539	$808	$836
2015		568	724
2016			657

	Average Annual Percentage Payout of Incurred Claims by Age
	Unaudited
Years	1	2	3
	67.6%	25.3%	7.2%

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

At December 31, 2016, the largest reinsurance recoverable of a single reinsurer was $332,000 ($12,000 at December 31, 2015). Amounts reported as ceded incurred losses in 2016 were related to Hurricane Matthew as well as development of losses from prior year catastrophes. Amounts reported as ceded incurred losses in 2015 were related to the development of losses from prior year catastrophes.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the years ended December 31, 2016 and 2015 amounted to $196,000 and $201,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options. The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited to the non-qualified deferred compensation plans for the years ended December 31, 2016 and 2015 amounted to approximately $245,000 and $68,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $250,000 costs incurred during the years ended December 31, 2016 and 2015 related to ESOP plan contributions. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company is dependent on dividends from its insurance subsidiaries to fund operations and for the payment of shareholder dividends. Dividend payments from the insurance subsidiaries are subject to regulatory review/approval and statutory limitations. The statutory limitations are outlined as follows:

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2016, NSIC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $1,642,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2016, NSFC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $3,524,000.

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

At December 31, 2016, securities with market values of $3,026,000 ($3,642,000 at December 31, 2015) were deposited with various states pursuant to statutory requirements.

NOTE 13 – SHAREHOLDERS' EQUITY

During the years ended December 31, 2016 and year ended December 31, 2015, changes in shareholders' equity consisted of net income of $3,063,000 and $4,697,000, respectively; dividends paid of $452,000 in 2016 and $402,000 in 2015; increases in accumulated other comprehensive income, net of applicable taxes, of $482,000 in 2016 and decreases in accumulated other comprehensive income, net of applicable taxes, of $2,247,000 in 2015.  Other comprehensive gains and loss consisted of accumulated unrealized gains and losses on securities available-for-sale and unrealized loss on interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below provides information regarding the Company's preferred and common stock as of December 31, 2016 and December 31, 2015:

	December 31, 2016			December 31, 2015
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,517,339	2,517,339	3,000,000	2,512,425	2,512,425

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

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Year ended December 31,
	2016	2015
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(935)	$(816)
Other comprehensive loss for period:
Other comprehensive loss before reclassifications	256	(119)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive loss	256	(119)
Balance at end of period	$(679)	$(935)
Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$1,460	$3,588
Other comprehensive income for period:
Other comprehensive income (loss) before reclassifications	775	(1,774)
Amounts reclassified from accumulated other comprehensive income	(549)	(354)
Net current period other comprehensive income (loss)	226	(2,128)
Balance at end of period	$1,686	$1,460
Total Accumulated Other Comprehensive Income at end of period	$1,007	$525

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2016 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$832	Net realized investment gains
	832	Total before tax
	(283)	Tax (expense) or benefit
	$549	Net of Tax

The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2015 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$536	Net realized investment gains
	536	Total before tax
	(182)	Tax (expense) or benefit
	$354	Net of Tax

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

Total assets by industry segment at December 31, 2016 and at December 31, 2015 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

December 31, 2016	$148,579	$82,647	$58,689	$7,243

December 31, 2015	$147,841	$84,435	$57,067	$6,339

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Premium revenues and operating income by business segment for the years ended December 31, 2016 and 2015 are summarized below (dollars in thousands):

Year ended December 31, 2016	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$61,398	$55,164	$6,234	$—
Net investment income	3,892	1,706	2,122	64
Net realized investment gains (losses)	998	725	273	—
Other income	605	603	2	—
	66,893	58,198	8,631	64
BENEFITS AND EXPENSES
Policyholder benefits paid	38,847	33,562	5,285	—
Amortization of deferred policy acquisition costs	3,506	2,783	723	—
Commissions	7,894	7,584	310	—
General and administrative expenses	8,996	6,818	1,509	669
Taxes, licenses and fees	2,204	2,005	199	—
Interest expense	1,352	—	78	1,274
	62,799	52,752	8,104	1,943
Income (Loss) Before Income Taxes	$4,094	$5,446	$527	$(1,879)

Year ended December 31, 2015	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$59,462	$53,162	$6,300	$—
Net investment income	3,462	1,473	1,913	76
Net realized investment gains	503	190	313	—
Other income	623	620	3	—
	64,050	55,445	8,529	76
BENEFITS AND EXPENSES
Policyholder benefits paid	34,148	29,461	4,687	—
Amortization of deferred policy acquisition costs	3,510	2,701	809	—
Commissions	7,952	7,572	380	—
General and administrative expenses	8,615	6,735	1,525	355
Taxes, licenses and fees	2,086	1,906	180	—
Interest expense	1,392	—	61	1,331
	57,703	48,375	7,642	1,686
Income (Loss) Before Income Taxes	$6,347	$7,070	$887	$(1,610)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2016 and 2015, respectively:

	Year ended December 31,
	2016	2015
Life, accident and health operations premiums written:
Traditional life insurance	$4,459	$4,519
Accident and health insurance	1,851	1,867
Gross life, accident and health	6,310	6,386
Reinsurance premium ceded	(69)	(64)
Net life, accident and health premiums written	$6,241	$6,322
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$35,783	$34,737
Homeowners (Including mobile homeowners)	23,250	23,698
Other liability	2,081	1,988
Gross property and casualty	61,114	60,423
Reinsurance premium ceded	(5,830)	(6,356)
Net property and casualty written	$55,284	$54,067
Consolidated gross premiums written	$67,424	$66,809
Reinsurance premium ceded	(5,899)	(6,420)
Consolidated net premiums written	$61,525	$60,389

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2016 and 2015, respectively:

	Year ended December 31,
	2016	2015
Life, accident and health operations premiums earned:
Traditional life insurance	$4,451	$4,487
Accident and health insurance	1,852	1,877
Gross life, accident and health	6,303	6,364
Reinsurance premium ceded	(69)	(64)
Net life, accident and health premiums earned	$6,234	$6,300
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$35,367	$33,789
Homeowners (Including mobile homeowners)	23,595	23,800
Other liability	2,032	1,929
Gross property and casualty	60,994	59,518
Reinsurance premium ceded	(5,830)	(6,356)
Net property and casualty earned	$55,164	$53,162
Consolidated gross premiums earned	$67,297	$65,882
Reinsurance premium ceded	(5,899)	(6,420)
Consolidated net premiums earned	$61,398	$59,462

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the year ended December 31, 2016 was $1,360,000 ($1,376,000 in 2015). Cash paid for income taxes during the year ended December 31, 2016 was $750,000 ($1,546,000 in 2015).

During the year ended December 31, 2016, non-cash changes in equity included $5,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $71,000 increase in additional paid-in capital.

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-K.

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule I. Summary of Investments Other Than Investments in Related Parties

THE NATIONAL SECURITY GROUP, INC. (dollars in thousands)
	December 31, 2016			December 31, 2015

	Cost	Fair Value	Amount per the Balance Sheet	Cost	Fair Value	Amount per the Balance Sheet
Securities Held-to-Maturity:
United States government	$27	$29	$27	$44	$47	$44
Mortgage backed securities	1,863	1,901	1,863	2,395	2,457	2,395
Total Securities Held-to-Maturity	1,890	1,930	1,890	2,439	2,504	2,439
Securities Available-for-Sale:
Equity Securities:
Banks and insurance companies	1,363	1,991	1,991	1,363	1,767	1,767
Industrial and all other	980	2,952	2,952	1,057	3,130	3,130
Total equity securities	2,343	4,943	4,943	2,420	4,897	4,897
Debt Securities:
United States government	18,618	18,518	18,518	17,825	18,142	18,142
States, municipalities and political subdivisions	14,806	15,166	15,166	14,654	15,476	15,476
Mortgage backed securities	10,970	10,931	10,931	15,324	15,257	15,257
Private label asset backed securities	7,910	7,774	7,774	6,029	5,673	5,673
Industrial and Miscellaneous	40,533	40,403	40,403	38,245	37,264	37,264
Total Debt Securities	92,837	92,792	92,792	92,077	91,812	91,812
Total Available-for-Sale	95,180	97,735	97,735	94,497	96,709	96,709
Total Securities	97,070	99,665	99,625	96,936	99,213	99,148
Trading securities	107	107	107	107	107	107
Mortgage loans on real estate	174	174	174	202	202	202
Investment real estate	3,221	3,221	3,221	3,291	3,291	3,291
Policy loans	1,708	1,708	1,708	1,655	1,655	1,655
Company owned life insurance	4,315	4,864	4,864	4,315	4,898	4,898
Other invested assets	3,457	3,457	3,457	3,256	3,256	3,256
Total investments	$110,052	$113,196	$113,156	$109,762	$112,622	$112,557

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule II. Condensed Financial Information of Registrant

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
(dollars in thousands)
	December 31,
	2016	2015
Assets
Fixed maturities available-for-sale, at estimated fair value	$1,466	$1,482
Investment real estate, at book value	356	356
Cash	1,690	991
Investment in subsidiaries (equity method) eliminated upon consolidation	61,108	58,986
Deferred income tax asset	1,826	3,435
Other assets	2,058	957
Total Assets	$68,504	$66,207
Liabilities and Shareholders' Equity
Liabilities
Accrued general expenses	$2,296	$1,948
Interest rate swaps	1,030	1,419
Short-term notes payable	1,800	857
Long-term debt	15,326	17,100
Total Liabilities	20,452	21,324
Total Shareholders' Equity	48,052	44,883
Total Liabilities and Shareholders' Equity	$68,504	$66,207

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME
(dollars in thousands)
	Years Ended December 31,
	2016	2015
Income
Dividends (eliminated upon consolidation)	$1,750	$2,000
Holding company management service fees	1,011	1,001
Other income	64	75
	2,825	3,076
Expenses
State taxes	43	43
Interest	1,274	1,331
Other expenses	626	312
	1,943	1,686
Income before income taxes and equity in undistributed earnings of subsidiaries	882	1,390
Income tax expense (benefit)	(274)	422
Income before equity in undistributed earnings of subsidiaries	1,156	968
Equity in undistributed earnings of subsidiaries	1,907	3,729
Net income	$3,063	$4,697

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Years Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$3,063	$4,697
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Equity in undistributed earnings of subsidiaries	(1,907)	(3,729)
Deferred income tax expense	1,481	1,701
Other, net	(643)	(190)
Net cash provided by operating activities	1,994	2,479
Cash Flows from Investing Activities:
Net sales (purchases) of investments	—	—
Net cash provided by investing activities	—	—
Cash Flows from Financing Activities:
Net (repayments) proceeds from debt	(843)	(1,357)
Cash dividends	(452)	(402)
Net cash used in financing activities	(1,295)	(1,759)
Net change in cash and cash equivalents	699	720
Cash and cash equivalents, at beginning of year	991	271
Cash and cash equivalents, at end of year	$1,690	$991

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

Note 2 - Cash Dividends and Asset Transfers from Insurance Subsidiaries

In 2016, cash dividends of $1,750,000 were paid to the Registrant by its subsidiaries ($2,000,000 in 2015).

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule III. Supplementary Insurance Information

THE NATIONAL SECURITY GROUP, INC.
(dollars in thousands)			Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums	Unpaid Losses
At December 31, 2016:
Life and accident and health insurance			$4,907	$36,038	$13	$1,008
Property and casualty insurance			3,444	—	29,955	7,531
Total			$8,351	$36,038	$29,968	$8,539
At December 31, 2015:
Life and accident and health insurance			$5,035	$35,159	$14	$826
Property and casualty insurance			3,450	—	29,838	9,645
Total			$8,485	$35,159	$29,852	$10,471
	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions, Amortization of Policy Acquisition Costs	General Expenses, Taxes, Licenses and Fees
For the year ended December 31, 2016:
Life and accident and health insurance	$6,234	$2,122	$2	$5,285	$1,033	$1,708
Property and casualty insurance	55,164	1,706	603	33,562	10,367	8,823
Other	—	64	—	—	—	669
Total	$61,398	$3,892	$605	$38,847	$11,400	$11,200
For the year ended December 31, 2015:
Life and accident and health insurance	$6,300	$1,913	$3	$4,687	$1,189	$1,705
Property and casualty insurance	53,162	1,473	620	29,461	10,273	8,641
Other	—	76	—	—	—	355
Total	$59,462	$3,462	$623	$34,148	$11,462	$10,701
Note: Investment income and other operating expenses are reported separately by segment and not allocated.

Schedule IV. Reinsurance

THE NATIONAL SECURITY GROUP, INC.
(dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2016
Life insurance in force	$208,420	$9,825	$—	$198,595	—%
Premiums:
Life insurance and accident and health insurance	$6,303	$69	$—	$6,234	—%
Property and casualty insurance	60,994	5,830	—	55,164	—%
Total premiums	$67,297	$5,899	$—	$61,398	—%
For the year ended December 31, 2015
Life insurance in force	$208,172	$9,318	$—	$198,854	—%
Premiums:
Life insurance and accident and health insurance	$6,364	$64	$—	$6,300	—%
Property and casualty insurance	59,518	6,356	—	53,162	—%
Total premiums	$65,882	$6,420	$—	$59,462	—%

Schedule V. Valuation and Qualifying Accounts

The National Security Group, Inc.
Years ended December 31, 2016 and 2015
(dollars in thousands)
	2016	2015
Balance, January 1 Allowance for Doubtful Accounts	$6	$9
Additions	2	2
Deletions	1	5
Balance, December 31 Allowance for Doubtful Accounts	$7	$6

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) and the smaller reporting company guidance - COSO for Smaller Reporting Companies released in 2007. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information
None

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
JACK E. BRUNSON (60) has served as a director since 1999 and as President of NSFC since 1997. He also serves on the Boards of Directors of NSFC and Omega. He joined the Company in 1982. Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (58) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He also holds the position of President of NSIC. He joined the Company in 1983. Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega. Mr. Brunson is a member of the Alabama State Bar.

BRIAN R. MCLEOD (48) currently serves as Vice President of Finance & Operations, CFO and Treasurer of the Company. From 1992-2002 he served as Controller. He joined the Company in 1992. Mr. McLeod is a Director of NSIC, NSFC, Omega and NATSCO. Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama. Mr. McLeod is a Certified Public Accountant.

The information contained in The National Security Group's definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2017 with respect to directors and executive officers of the Company as well as Corporate Governance, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2017 with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2017 with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation
The information contained in The National Security Group's definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2017, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in The National Security Group's definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2017, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information contained in The National Security Group's definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2017, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services
The information contained in The National Security Group's definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2017, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - December 31, 2016 and 2015

•	Consolidated Statements of Income (Loss) - Years ended December 31, 2016 and 2015

•	Consolidated Statements of Comprehensive Income - Years ended December 31, 2016 and 2015

•	Consolidated Statements of Shareholders' Equity - Years ended December 31, 2016 and 2015

•	Consolidated Statements of Cash Flows - Years ended December 31, 2016 and 2015

•	Consolidated Notes to the Financial Statements

2.	Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.
Schedule I	Summary of Investments Other Than Investments in Related Parties
Schedule II	Condensed Financial Information of the Registrant
Schedule III	Supplementary Insurance Information
Schedule IV	Reinsurance
Schedule V	Valuation and Qualifying Accounts

3.	Exhibits filed as part of this Form 10-K:

11.	Computation of Earnings Per Share filed Herewith, See Note 1 to Consolidated Financial Statements.
14.	Code of Ethics, See Additional Information in Part 1, Item 1 of This Report
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
October 19, 2016	October 19, 2016	Press release announcing estimated losses from Hurricane Matthew.
October 21, 2016	October 24, 2016	Press release announcing quarterly dividend.
November 11, 2016	November 11, 2016	Press release announcing financial results for the period ended September 30, 2016.

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

Date: March 17, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 17, 2017:
SIGNATURE

/s/ Winfield Baird	/s/ Mickey L. Murdock
/s/ Fleming Brooks	/s/ Frank B. O'Neil
/s/ Jack E. Brunson	/s/ Donald Pittman
/s/ William L. Brunson, Jr.	/s/ Paul C. Wesch
/s/ Fred D. Clark, Jr.	/s/ L. Brunson White
/s/ Brian R. McLeod	/s/ Walter P. Wilkerson