Form 10-Q
period 2017-03-31
NATIONAL SECURITY GROUP INC
filed 2017-05-12
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2017

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

As of May 12, 2017, there were 2,517,339 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

PART I. Financial Information
Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2017 - $1,835; 2016 - $1,930)	$1,802	$1,890
Fixed maturities available-for-sale, at estimated fair value (cost: 2017 - $92,272; 2016 - $92,837)	92,697	92,792
Equity securities available-for-sale, at estimated fair value (cost: 2017 - $2,343; 2016 - $2,343)	4,995	4,943
Trading securities	107	107
Receivable for securities sold	—	499
Mortgage loans on real estate, at cost	165	174
Investment real estate, at book value	3,221	3,221
Policy loans	1,730	1,708
Company owned life insurance	4,906	4,864
Other invested assets	2,877	2,958
Total Investments	112,500	113,156
Cash and cash equivalents	8,123	7,368
Accrued investment income	802	776
Policy receivables and agents' balances, net	11,982	11,434
Reinsurance recoverable	1,004	1,780
Deferred policy acquisition costs	8,341	8,351
Property and equipment, net	1,850	1,880
Accrued income tax recoverable	1,266	941
Deferred income tax asset, net	2,263	2,402
Other assets	811	491
Total Assets	$148,942	$148,579
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$7,812	$7,531
Accident and health benefit and loss reserves	3,374	3,405
Life and annuity benefit and loss reserves	32,765	32,633
Unearned premiums	30,933	29,968
Policy and contract claims	914	1,008
Other policyholder funds	1,651	1,629
Short-term notes payable and current portion of long-term debt	1,300	1,800
Long-term debt	15,329	15,326
Other liabilities	6,840	7,227
Total Liabilities	100,918	100,527
Contingencies
Shareholders' equity
Common stock	2,517	2,517
Additional paid-in capital	5,412	5,412
Accumulated other comprehensive income	1,421	1,007
Retained earnings	38,674	39,116
Total Shareholders' Equity	48,024	48,052
Total Liabilities and Shareholders' Equity	$148,942	$148,579
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended March 31,
	2017	2016
REVENUES
Net premiums earned	$15,040	$15,165
Net investment income	926	991
Net realized investment gains	160	7
Other income	152	154
Total Revenues	16,278	16,317
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	11,146	9,047
Amortization of deferred policy acquisition costs	945	787
Commissions	2,093	2,108
General and administrative expenses	1,797	2,129
Taxes, licenses and fees	689	600
Interest expense	323	345
Total Benefits, Losses and Expenses	16,993	15,016

Income (Loss) Before Income Taxes	(715)	1,301

INCOME TAX EXPENSE (BENEFIT)
Current	(325)	221
Deferred	(74)	139
	(399)	360

Net Income (Loss)	$(316)	$941

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.13)	$0.37

DIVIDENDS DECLARED PER SHARE	$0.05	$0.045

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2017	2016

Net income (loss)	$(316)	$941

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains on securities, net of reclassification adjustment of $106 and $12 for 2017 and 2016, respectively	344	1,158
Unrealized gain (loss) on interest rate swap	70	(102)

Other comprehensive income, net of tax	414	1,056

Comprehensive income	$98	$1,997

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2016 (AUDITED)	$48,052	$39,116	$1,007	$2,517	$5,412

Net loss for March 31, 2017	(316)	(316)

Other comprehensive income (net of tax)	414		414

Cash dividends	(126)	(126)

Balance at March 31, 2017	$48,024	$38,674	$1,421	$2,517	$5,412

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(316)	$941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	146	85
Decrease in cash surrender value of company owned life insurance	(42)	(34)
Net realized gains on investments	(160)	(7)
Deferred income taxes	(74)	139
Amortization of deferred policy acquisition costs	945	787
Changes in assets and liabilities:
Change in receivable for securities sold	499	—
Change in accrued investment income	(26)	(51)
Change in reinsurance recoverable	776	214
Policy acquisition costs deferred	(935)	(844)
Change in accrued income taxes	(325)	71
Change in net policy liabilities and claims	698	(1,137)
Change in other assets/liabilities, net	(520)	(695)
Other, net	5	8
Net cash provided by (used in) operating activities	671	(523)
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(3,324)	(4,613)
Property and equipment	(8)	(97)
Proceeds from sale or maturities of:
Held-to-maturity securities	92	74
Available-for-sale securities	3,939	2,666
Property and equipment	2	—
Other invested assets, net	(13)	(17)
Net cash provided by (used in) investing activities	688	(1,987)
Cash Flows from Financing Activities
Change in other policyholder funds	22	23
Change in short-term notes payable	(500)	—
Dividends paid	(126)	(113)
Net cash used in financing activities	(604)	(90)
Net change in cash and cash equivalents	755	(2,600)
Cash and cash equivalents, beginning of year	7,368	6,763
Cash and cash equivalents, end of period	$8,123	$4,163
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,517,339 at March 31, 2017 and 2,512,425 at March 31, 2016. The Company did not have any dilutive securities as of March 31, 2017 and 2016.

Reclassifications
Certain 2016 amounts have been reclassified from the prior year condensed consolidated financial statements to conform to the 2017 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At March 31, 2017, the net amount exceeding FDIC insured limits was $5,417,000 at two financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At March 31, 2017, the single largest balance due from one agent totaled $853,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At March 31, 2017 and December 31, 2016, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At March 31, 2017, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

Accounting Changes Not Yet Adopted

Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on a comprehensive new revenue recognition standard. This standard will not impact accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. The guidance requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued a deferral of the effective date by one year. This guidance is effective retrospectively for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption of this standard is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Although insurance contracts are specifically scoped out of this new guidance, the Company has minor services that may be subject to the new revenue recognition guidance and does not expect the guidance to have a material impact on its condensed consolidated financial statements.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

Receivables - Nonrefundable Fees and Other Costs
In March 2017, the FASB issued guidance that shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. The guidance is effective for fiscal years beginning after December 15, 2018 and interim reporting periods within those fiscal years. The Company does not expect the adoption of this new guidance to have a significant impact on our financial position, results of operations or cash flows.

Recently Adopted Accounting Standards

None

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of March 31, 2017 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$39,724	$952	$747	$39,929
Mortgage backed securities	10,431	110	233	10,308
Private label asset backed securities	10,032	53	63	10,022
Obligations of states and political subdivisions	14,745	524	100	15,169
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,340	188	259	17,269
Total fixed maturities	92,272	1,827	1,402	92,697
Equity securities	2,343	2,652	—	4,995
Total	$94,615	$4,479	$1,402	$97,692

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of March 31, 2017 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,795	$32	$—	$1,827
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	7	1	—	8
Total	$1,802	$33	$—	$1,835

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

The amortized cost and aggregate fair value of debt securities at March 31, 2017, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$2,830	$2,873
Due after one year through five years	14,979	14,933
Due after five years through ten years	33,246	33,644
Due after ten years	41,217	41,247
Total	$92,272	$92,697

Held-to-maturity securities:
Due in one year or less	$13	$13
Due after one year through five years	9	9
Due after five years through ten years	75	82
Due after ten years	1,705	1,731
Total	$1,802	$1,835

A summary of securities available-for-sale with unrealized losses as of March 31, 2017, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$12,090	$262	$2,587	$485	$14,677	$747	28
Mortgage backed securities	2,864	107	937	126	3,801	233	15
Private label asset backed securities	3,100	50	674	13	3,774	63	6
Obligations of state and political subdivisions	3,609	100	—	—	3,609	100	8
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	11,109	238	272	21	11,381	259	17
	$32,772	$757	$4,470	$645	$37,242	$1,402	74

There were no securities held-to-maturity with unrealized losses as of March 31, 2017.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and approximately 6.78% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the three months ended March 31, 2017 and year ended December 31, 2016, the Company realized no other-than-temporary impairments. At December 31, 2016, the single largest loss not realized as an impairment was in the bond portfolio and totaled $344,000. The second largest loss position was in the bond portfolio and totaled $100,000. The third largest loss position was in the bond portfolio and totaled $83,000. At December 31, 2016, the single largest loss not realized as an impairment was in the bond portfolio and totaled $340,000. The second largest loss position was in the bond portfolio and totaled $85,000. The third largest loss position was in the bond portfolio and totaled $66,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

Major categories of investment income are summarized as follows (dollars in thousands):

	Quarter ended March 31,
	2017	2016
Fixed maturities	$817	$901
Equity securities	24	28
Mortgage loans on real estate	2	1
Investment real estate	2	2
Policy loans	33	32
Company owned life insurance change in surrender value	43	34
Other	45	49
	966	1,047
Less: Investment expenses	40	56
Net investment income	$926	$991
Major categories of realized investment gains and losses are summarized as follows (dollars in thousands):

	Quarter ended March 31,
	2017	2016
Fixed maturities	$160	$17
Other, principally real estate	—	(10)
Net realized investment gains	$160	$7
An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$522	$343
Deferred income tax	(178)	(117)
Net change in unrealized appreciation on available-for-sale securities	$344	$226

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$39,929	$—	$39,929	$—
Mortgage backed securities	10,308	—	10,308	—
Private label asset backed securities	10,022	—	10,022	—
Obligations of states and political subdivisions	15,169	—	15,169	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	17,269	17,269	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	4,995	3,698	—	1,297
Total Financial Assets	$97,799	$21,074	$75,428	$1,297
Financial Liabilities
Interest rate swap	$(925)	$—	$—	$(925)
Total Financial Liabilities	$(925)	$—	$—	$(925)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

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

As of March 31, 2017, Level 3 fair value measurements of assets include $1,297,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of March 31, 2017, Level 3 fair value measurements of liabilities include $925,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended March 31, 2017 (in thousands):

For the three months ended March 31, 2017	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,258	$(1,030)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	39	105
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,297	$(925)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2017:	$—	$—

For the three months ended March 31, 2017, there were no assets or liabilities measured at fair values on a nonrecurring basis.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

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

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016 (in thousands):

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

For the year ended December 31, 2016, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

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

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017		December 31, 2016
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,802	$1,835	$1,890	$1,930
Mortgage loans	165	165	174	174
Policy loans	1,730	1,730	1,708	1,708
Company owned life insurance	4,906	4,906	4,864	4,864
Other invested assets	2,877	2,877	2,958	2,958
Liabilities and related instruments
Other policyholder funds	1,651	1,651	1,629	1,629
Short-term notes payable and current portion of long-term debt	1,300	1,300	1,800	1,800
Long-term debt	15,329	15,329	15,326	15,326

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Building and improvements	$3,348	$3,348
Electronic data processing equipment	1,548	1,548
Furniture and fixtures	524	515
	5,420	5,411
Less accumulated depreciation	3,570	3,531
Property and equipment, net	$1,850	$1,880
Depreciation expense for the three months ended March 31, 2017 was $159,000 ($168,000 for the year ended December 31, 2016).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

NOTE 6 – INCOME TAXES

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2011. Tax returns have been filed through the year 2015.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $2,263,000 at March 31, 2017 and $2,402,000 at December 31, 2016.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of March 31, 2017	As of December 31, 2016
General expenses	$1,623	$1,685
Unearned premiums	2,108	2,046
Claims liabilities	790	746
AMT credit	1,253	1,230
Impairment on real estate owned	187	187
Unrealized loss on interest rate swaps	315	350
Deferred tax assets	6,276	6,244

Depreciation	(131)	(135)
Deferred policy acquisition costs	(2,836)	(2,839)
Unrealized gains on securities available-for-sale	(1,046)	(868)
Deferred tax liabilities	(4,013)	(3,842)
Net deferred tax asset	$2,263	$2,402

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Quarter ended March 31,
	2017	2016
Deferred policy acquisition costs	$(3)	$19
Unearned premiums	(62)	(43)
General expenses	62	82
Depreciation	(4)	1
Claims liabilities	(44)	6
AMT credit	(23)	74
Deferred income tax expense (benefit)	$(74)	$139

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Quarter ended March 31,
	2017	2016
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	2.6%	(1.8)%
Company owned life insurance	2.0%	(0.9)%
Small life deduction	19.3%	(4.4)%
Other, net	(2.1)%	0.8%
Effective federal income tax rate	55.8%	27.7%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31,	December 31,
	2017	2016
Current portion of installment note payable $1,000,000 due March 2017 with $800,000 due November 2017 with variable interest rate equal to the WSJ prime rate plus 0.5%. Unsecured.	$800	$1,800
Line of credit, $1,000,000 available, with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	—	—
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity March 2018. Interest payments due quarterly. Unsecured.	500	—
	$1,300	$1,800
Long-term debt consisted of the following as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31,	December 31,
	2017	2016

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%; maturity November 2019. Annual installment payments beginning November 2017 with final balloon payment due November 30, 2019. Unsecured.	3,200	3,200

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; net of $176,000 in debt issuance cost ($178,000 in 2016); maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,103	9,101

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; net of $67,000 in debt issuance cost ($68,000 in 2016); maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,026	3,025
	$15,329	$15,326

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

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

The swaps entered into in 2009 and 2010 have fair values of $123,000 (liability) and $802,000 (liability), respectively, for a total liability of $925,000 at March 31, 2017 ($1,030,000 at December 31, 2016).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $70,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at March 31, 2017.  A net valuation loss of $119,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2016.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At March 31, 2017, the Company has securities on deposit with fair market values of $1,461,000 (all of which is posted as collateral). At December 31, 2016, the Company had securities on deposit with fair market values of $1,466,000 and cash of $231,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

NOTE 8 – POLICY AND CLAIM RESERVES

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Three months ended March 31,
	2017	2016
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$7,531	$9,645
Less reinsurance recoverable on unpaid losses	1,184	1,380
Net balances at beginning of year	6,347	8,265
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	10,786	8,877
Estimated claims and claim adjustment expenses for claims arising in prior years	(751)	(839)
Total increases	10,035	8,038
Claims and claim adjustment expense payments for claims arising in:
Current year	7,090	5,785
Prior years	2,006	3,546
Total payments	9,096	9,331
Net balance at end of year	7,286	6,972
Plus reinsurance recoverable on unpaid losses	526	1,272
Claims and claim adjustment expense reserves at end of year	$7,812	$8,244

The decrease in claim and claim adjustment expense reserves before reinsurance recoverable is primarily due to the settlement final outstanding ocean marine claims that were settled in the second quarter of 2016. The estimate for claims arising in prior years was reduced $751,000 in 2017 (reduced $839,000 in 2016) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves

The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $350,000 at March 31, 2017 ($391,000 at December 31, 2016). These claims are a component of policy and contract claims which totaled $914,000 at March 31, 2017 ($1,008,000 at December 31, 2016).

NOTE 9 – REINSURANCE

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

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

At March 31, 2017, the largest reinsurance recoverable of a single reinsurer was $377,000 ($332,000 at December 31, 2016). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the three months ended March 31, 2017 and 2016 amounted to $57,000 and $68,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limitations.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options. The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited to the non-qualified deferred compensation plans for the three months ended March 31, 2017 and 2016 amounted to approximately $83,000 and $64,000, respectively.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $268,000 costs incurred during the first quarter of 2017 $150,000 costs incurred during the first quarter of 2016 related to ESOP plan contributions. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

NOTE 11 – SHAREHOLDERS' EQUITY

During the three months ended March 31, 2017 and year ended December 31, 2016, changes in shareholders' equity consisted of net loss of $316,000 and net income of $3,063,000, respectively; dividends paid of $126,000 in 2017 and $452,000 in 2016; increases in accumulated other comprehensive income, net of applicable taxes, of $414,000 in 2017 and decreases in accumulated other comprehensive income, net of applicable taxes, of $482,000 in 2016.  Other comprehensive gains and loss consisted of accumulated unrealized gains and losses on securities available-for-sale and unrealized loss on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of March 31, 2017 and December 31, 2016:

	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,517,339	2,517,339

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Three months ended March 31,
	2017	2016
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(679)	$(935)
Other comprehensive loss for period:
Other comprehensive loss before reclassifications	70	(102)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive loss	70	(102)
Balance at end of period	$(609)	$(1,037)
Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$1,686	$1,460
Other comprehensive income for period:
Other comprehensive income (loss) before reclassifications	450	1,170
Amounts reclassified from accumulated other comprehensive income	(106)	(12)
Net current period other comprehensive income (loss)	344	1,158
Balance at end of period	$2,030	$2,618
Total Accumulated Other Comprehensive Income at end of period	$1,421	$1,581

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2017 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$160	Net realized investment gains
	160	Total before tax
	(54)	Tax (expense) or benefit
	$106	Net of Tax

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2016 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$18	Net realized investment gains
	18	Total before tax
	(6)	Tax (expense) or benefit
	$12	Net of Tax

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

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

Total assets by industry segment at March 31, 2017 and at December 31, 2016 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

March 31, 2017	$148,942	$82,821	$59,563	$6,558

December 31, 2016	$148,579	$82,647	$58,689	$7,243

Premium revenues and operating income by business segment for the three months ended March 31, 2017 and 2016 are summarized below (dollars in thousands):

Three months ended March 31, 2017	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,040	$13,489	$1,551	$—
Net investment income	926	392	519	15
Net realized investment gains (losses)	160	—	160	—
Other income	152	150	2	—
	16,278	14,031	2,232	15
BENEFITS AND EXPENSES
Policyholder benefits paid	11,146	9,918	1,228	—
Amortization of deferred policy acquisition costs	945	694	251	—
Commissions	2,093	2,024	69	—
General and administrative expenses	1,797	1,275	279	243
Taxes, licenses and fees	689	592	97	—
Interest expense	323	—	19	304
	16,993	14,503	1,943	547
Income (Loss) Before Income Taxes	$(715)	$(472)	$289	$(532)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

Three months ended March 31, 2016	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,165	$13,601	$1,564	$—
Net investment income	991	453	521	17
Net realized investment gains	7	—	7	—
Other income	154	153	1	—
	16,317	14,207	2,093	17
BENEFITS AND EXPENSES
Policyholder benefits paid	9,047	7,862	1,185	—
Amortization of deferred policy acquisition costs	787	696	91	—
Commissions	2,108	2,016	92	—
General and administrative expenses	2,129	1,421	505	203
Taxes, licenses and fees	600	535	65	—
Interest expense	345	—	18	327
	15,016	12,530	1,956	530
Income (Loss) Before Income Taxes	$1,301	$1,677	$137	$(513)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2017 and 2016, respectively:

	Three months ended March 31,
	2017	2016
Life, accident and health operations premiums written:
Traditional life insurance	$1,145	$1,119
Accident and health insurance	423	418
Gross life, accident and health	1,568	1,537
Reinsurance premium ceded	(29)	(25)
Net life, accident and health premiums written	$1,539	$1,512
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$9,431	$9,192
Homeowners (Including mobile homeowners)	5,627	5,712
Other liability	543	523
Gross property and casualty	15,601	15,427
Reinsurance premium ceded	(1,102)	(1,002)
Net property and casualty written	$14,499	$14,425
Consolidated gross premiums written	$17,169	$16,964
Reinsurance premium ceded	(1,131)	(1,027)
Consolidated net premiums written	$16,038	$15,937

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2017 and 2016, respectively:

	Three months ended March 31,
	2017	2016
Life, accident and health operations premiums earned:
Traditional life insurance	$1,158	$1,173
Accident and health insurance	422	416
Gross life, accident and health	1,580	1,589
Reinsurance premium ceded	(29)	(25)
Net life, accident and health premiums earned	$1,551	$1,564
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$8,816	$8,662
Homeowners (Including mobile homeowners)	5,720	5,906
Other liability	513	493
Gross property and casualty	15,049	15,061
Reinsurance premium ceded	(1,560)	(1,460)
Net property and casualty earned	$13,489	$13,601
Consolidated gross premiums earned	$16,629	$16,650
Reinsurance premium ceded	(1,589)	(1,485)
Consolidated net premiums earned	$15,040	$15,165

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

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2017 was $269,000 ($277,000 in 2016). There was no cash paid for income taxes during the three months ended March 31, 2017 ($150,000 in 2016).

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of March 31, 2017, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2017 and 2016, and the related condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2017. These condensed consolidated financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2016, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Birmingham, Alabama
May 12, 2017

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three month periods ended March 31, 2017 and 2016.

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in Part 1, Item 1 of this report and with our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Information in this discussion is presented in whole dollars rounded to the nearest thousand. Tabular amounts are presented in thousands.

The National Security Group, Inc. operates in ten states with 47.7% of total premium revenue generated in the states of Alabama and Mississippi.  The Company is made up of the following two segments:

•
The Property and Casualty (P&C) segment is the most significant segment, accounting for 90.5% of gross earned premium in 2016. The P&C segment has insurance in-force in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•
The Life segment accounted for 9.5% of gross premium revenue in 2016. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

The Company's P&C segment consists of the consolidated operations of two subsidiaries, National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of National Security Fire & Casualty Company organized in 1992. There is no material differentiation between the products underwritten by NSFC and Omega as both underwrite primarily dwelling personal lines coverage. Due to Omega producing no direct written premium and the fact that Omega is a wholly owned subsidiary of NSFC authorized to underwrite similar lines of business, all references to NSFC or P&C segment in the remainder of this management discussion and analysis will include the insurance operations of both NSFC and Omega.

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

The property and casualty segment can be impacted by severe storm activity resulting in incurred losses and loss adjustment expenses primarily from hurricane, tornado, wind and hail related damage. These storm systems or other natural disasters are classified as catastrophes (referred to as "cat events" or "catastrophe events" which throughout the remainder of this document) by Property Claim Service (PCS) when these events cause $25 million or more in industry wide direct insured losses and affect a significant number of policyholders and insurers.

Overview-Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Summary:
For the three months ended March 31, 2017, the Company had a net loss of $316,000 or $0.13 per share, compared to net income of $941,000, $0.37 per share, for the three months ended March 31, 2016, a year over year decrease of $1,257,000. The pretax loss from operations in first quarter of 2017 totaled $875,000 compared to pretax income from operations of $1,294,000 in the first quarter of 2016. Results for the first quarter of 2017 were negatively impacted by an increased frequency of severe thunderstorm activity which generated widespread wind, hail and tornado damage to insured property across the Southeastern United States. This increased frequency of severe thunderstorm activity led to a $2,074,000 increase in P&C segment catastrophe losses, compared to first quarter 2016. Total catastrophe related losses in the first quarter of 2017 were $3,521,000 compared to $1,447,000 in the first quarter of 2016. Partially offsetting the increase in P&C segment storm losses was a decline in fire losses of $510,000.

Financial results for the three months ended March 31, 2017 and 2016 were as follows:

Consolidated Financial Summary	Three months ended March 31,
(dollars in thousands)	2017	2016
Gross premiums written	$17,169	$16,964
Net premiums written	$16,038	$15,937

Net premiums earned	$15,040	$15,165
Net investment income	926	991
Net realized investment gains	160	7
Other income	152	154
Total Revenues	16,278	16,317
Policyholder benefits and settlement expenses	11,146	9,047
Amortization of deferred policy acquisition costs	945	787
Commissions	2,093	2,108
General and administrative expenses	1,797	2,129
Taxes, licenses and fees	689	600
Interest expense	323	345
Total Benefits, Losses and Expenses	16,993	15,016
Income (Loss) Before Income Taxes	(715)	1,301
Income tax expense (benefit)	(399)	360
Net Income (Loss)	$(316)	$941
Income (Loss) Per Common Share	$(0.13)	$0.37
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$(316)	$941
Income tax expense (benefit)	(399)	360
Realized investment gains, net	(160)	(7)
Pretax Income (Loss) From Operations	$(875)	$1,294

Premium Revenue:
For the quarter ended March 31, 2017, net premiums earned were down $125,000 at $15,040,000 compared to $15,165,000 in the first quarter of 2016. While gross written premium increased a slight 1.2%, ceded premium increased 6.8% in the P&C segment due to an increase in catastrophe reinsurance cost leading to the moderate decline in net premiums earned. In addition, net premium earned was down 0.8% in the life segment for the first quarter of 2017 compared to the same period last year.

Net Income (Loss):
For the three months ended March 31, 2017, the Company had a net loss of $316,000, $0.13 per share, compared to net income of $941,000, $0.37 per share, for the same period in 2016, a decrease of $1,257,000. As discussed above, an increase in storm losses was the primary factor contributing to the decline in net income.

Pretax Income (Loss) from Operations:
For the quarter ended March 31, 2017, pretax loss from operations was $875,000 compared to pretax income of$1,294,000 for the quarter ended March 31, 2016, a decrease of $2,169,000. Losses from storm related catastrophe events totaled $3,521,000 in the first quarter of 2017 compared to $1,447,000 for the same period last year. The single largest catastrophe event in the first quarter of 2017 was a January severe thunderstorm event that heavily impacted Georgia along with several other states and generated $2,034,000 in storm losses. In comparison, the single largest catastrophe event in the first quarter of 2016 was a February severe thunderstorm event that totaled $998,000 and primarily impacted the state of Louisiana.

P&C Segment Combined Ratio:
The P&C segment ended the first quarter of 2017 with a combined ratio of 106.3% with catastrophe losses increasing the combined ratio by 25.8 percentage points. In comparison, first quarter 2016 cat events added $1,447,000 to prior year policyholder benefits and settlement expenses. The P&C segment ended the first quarter of 2016 with a combined ratio of 91.1% with catastrophe losses contributing 10.5 percentage points to the combined ratio.

Overview - Balance Sheet highlights at March 31, 2017 compared to December 31, 2016

Selected Balance Sheet Highlights	March 31, 2017	December 31, 2016
(dollars in thousands)	(UNAUDITED)
Invested Assets	$112,500	$113,156
Cash	$8,123	$7,368
Total Assets	$148,942	$148,579
Policy Liabilities	$77,449	$76,174
Total Debt	$16,629	$17,126
Accumulated Other Comprehensive Income	$1,421	$1,007
Shareholders' Equity	$48,024	$48,052
Book Value Per Share	$19.08	$19.09

Invested Assets:
Invested assets as of March 31, 2017 were $112,500,000 down $656,000, or 0.6%, compared to $113,156,000 as of December 31, 2016. Growth of invested assets was adversely impacted by increased claim payments associated with losses from catastrophe events in the first quarter of 2017.

Cash:
The Company, primarily through its insurance subsidiaries, had $8,123,000 in cash and cash equivalents at March 31, 2017 compared to $7,368,000 at December 31, 2016. The increase in cash was due to slight increases in cash flow from both operating and investing activities.

Total Assets:
Total assets as of March 31, 2017 were $148,942,000 compared to $148,579,000 at December 31, 2016. While total assets increased during the quarter, growth was negatively impacted by increased loss payments associated with the higher frequency of catastrophe events.
Policy Liabilities:

Policy liabilities were $77,449,000 at March 31, 2017 compared to $76,174,000 at December 31, 2016; an increase of $1,275,000 or 1.7%. The primary reason for the increase in policy liabilities in the first quarter of 2017 compared to 2016 was a $965,000 increase in unearned premiums. The growth in unearned premiums was due to a moderate increase in gross written premium in the first quarter of 2017.

Debt Outstanding:
Total debt at March 31, 2017 was $16,629,000 compared to $17,126,000 at December 31, 2016. Debt was reduced $497,000 during the first quarter of 2017 due to a payment on short term debt during the quarter. The improvement of balance sheet strength through reduction of debt continues to be a primary focus of management.

Shareholders' Equity:
Shareholders' equity as of March 31, 2017 was $48,024,000 down $28,000 compared to December 31, 2016 Shareholders' equity of $48,052,000. Book value per share was $19.08 at March 31, 2017, compared to $19.09 per share at December 31, 2016, a decrease of $0.01. Despite the adverse impact of multiple catastrophe events in the first quarter of 2017, the Company had only a 0.06% decrease in book value per share and a 0.06% decrease in Shareholders' Equity compared to 2016. The primary factor contributing to the decrease in Shareholders' equity was a net loss of $316,000. In addition, Shareholders' equity was also reduced by dividends paid of $126,000. Offsetting the decreases was an increase in accumulated other comprehensive income of $414,000. The increase in accumulated other comprehensive income was driven by increases in market values of available-for-sale investment securities.

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,		Percent
(dollars in thousands)	2017	2016	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,158	$1,173	(1.3)%
Accident and health insurance	422	416	1.4%
Gross life, accident and health	1,580	1,589	(0.6)%
Reinsurance premium ceded	(29)	(25)	16.0%
Net life, accident and health premiums earned	$1,551	$1,564	(0.8)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	8,816	8,662	1.8%
Homeowners (Including mobile homeowners)	5,720	5,906	(3.1)%
Other liability	513	493	4.1%
Gross property and casualty	15,049	15,061	(0.1)%
Reinsurance premium ceded	(1,560)	(1,460)	6.8%
Net property and casualty premiums earned	$13,489	$13,601	(0.8)%

Consolidated gross premiums earned	$16,629	$16,650	(0.1)%
Reinsurance premium ceded	(1,589)	(1,485)	7.0%
Consolidated net premiums earned	$15,040	$15,165	(0.8)%

Consolidated net premium earned was down 0.8% for the quarter ended March 31, 2017, at $15,040,000 compared to $15,165,000 for the quarter ended March 31, 2016. The slight decline in net premium earned was due to a 0.1% decrease in gross premium earned in the P&C segment coupled with a 6.8% increase in ceded premium in the P&C segment. In addition, net premium earned was down 0.8% in the life segment for the first quarter of 2017 compared to the same period last year.

An increased focus on rate adequacy in our P&C segment over the past four years has decreased our rate of growth in gross premium earned. This focus on rate adequacy has resulted in rate increases across most states and lines of business in which we operate. However, an overall downward trend in reinsurance cost will allow us to implement moderate rate reductions in some of our programs in 2017 which we expect to improve our gross written premium growth. In addition, it should be noted that we are experiencing some increases in competitive pressures in our markets but we will not be overly aggressive in chasing market share at rates that are inadequate to maintain long term underwriting profitability. While our first quarter 2017 results were disappointing, we believe that our focus on rate adequacy lessened the blow and was a primary factor in maintaining our strong capital position despite the increased frequency of first quarter catastrophe losses.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. With our 2017 catastrophe contract placement, our catastrophe retention remained unchanged from last year at $4 million and, also unchanged from last year, we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million. Our catastrophe reinsurance has a reinstatement provision for one event and covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million (net of reinsurance). It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple smaller catastrophe events that individually may not exceed our $4 million retention and would not be covered under our catastrophe reinsurance contract. While the first quarter of 2017 has a high frequency of catastrophe related losses, no single event approached the upper limit of our $4 million retention under our catastrophe reinsurance coverage.

Under the catastrophe reinsurance program in 2017, the Company retains the first $4,000,000 in losses from each event.  Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000

Investment Income:
For the three months ended March 31, 2017, net investment income was $926,000 compared to $991,000 for the same period in 2016; a decrease of $65,000 or 6.6%. The primary reason for the decline was a $59,000 decrease in investment income in the P&C segment in first quarter 2017 compared to first quarter 2016.

Realized Investment Gains and Losses:
Realized investment gains, for the three months ended March 31, 2017, were $160,000 compared to $7,000 for the same period in 2016. The $153,000 increase was in the life segment and was primarily associated with the sale of fixed income investments in the first quarter of 2017. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other Income:
Other income was comparable at $152,000 for the three months ended March 31, 2017, compared to $154,000 for the same period in 2016; a decrease of $2,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percent of net premium, other income was 1.0% in first quarter 2017 and 2016.

Policyholder Benefits:
Policyholder claims were $11,146,000 for the three months ended March 31, 2017, compared to $9,047,000 for the three months ended March 31, 2016; an increase of $2,099,000 or 23.2%. Claims as a percentage of premium earned was 74.1% in the first quarter of 2017 compared to 59.7% in the first quarter of 2016. An active spring storm season in the first quarter of 2017 lead to higher windstorm related claims which negatively impacted underwriting results in the current year.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three months ended March 31, 2017 and 2016 (dollars in thousands):

For the three months ended March 31, 2017			For the three months ended March 31, 2016
Cat Event	Reported Losses & LAE	Claim Count	Cat Event	Reported Losses & LAE	Claim Count
Cat 11 (Jan 1-3)	$777	178	Cat 16 (Feb 22-24)	$998	233
Cat 13 (Jan 18-22)	2,034	352	Cat 17 (Mar 5-11)	279	92
Cat 19 (Feb 28-Mar 2)	330	88
Cat 20 (Mar 6-9)	106	35
Cat 21 (Mar 21-22)	115	32
Misc cats less than $100k	159	46	Misc cats less than $100k	170	60
Total Cat losses	$3,521	731	Total Cat losses	$1,447	385

Non-cat wind & hail	$1,153	300	Non-cat wind & hail	$1,435	486

During the first quarter of 2017, the P&C segment was impacted by eight catastrophe events which produced 731 claims with reported losses (including loss adjustment expenses) totaling $3,521,000. In comparison, the P&C segment was impacted by six catastrophe events during the first quarter of 2016 leading to 385 claims totaling $1,447,000. The $2,074,000 increase was primarily from Cat 13 which impacted our policyholders in January 2017, predominantly in the state of Georgia. This cat event accounted for 57.8% of all losses reported from cat events during the first three months of 2017. In addition, Cat 13 added 14.9 percentage points to the first quarter 2017 P&C segment loss ratio. Claims reported from all first quarter 2017 cat events contributed 25.8 percentage points to the first quarter 2017 P&C segment loss ratio. In comparison, cat event claims reported during the first quarter of 2016 contributed 10.5 percentage points to the first quarter 2016 P&C segment loss ratio.

While an active spring storm season is not unusual, higher than normal temperatures in January of 2017 led to an early start to the traditional "spring storm season" which usually leads to increases in storm activity in March, April and May. According to weather.com, January's tornado outbreak was the third largest outbreak during the winter months on record and caused extensive damage in the Southeastern U.S. While the claims incurred from 2017 cat events were widespread across our coverage area, incurred losses from these cat events heavily impacted Georgia, Alabama and Mississippi. Incurred losses from cat events impacting Georgia made up approximately 50% of all losses incurred from cat events in the first quarter of 2017. Furthermore, incurred losses from cat events impacting Alabama and Mississippi made up an additional 37% of all claims incurred from cat events in the first quarter of 2017.

Non-catastrophe wind and hail claims reported in the first quarter of 2017 totaled $1,153,000 compared to non-catastrophe wind and hail claims reported in the first quarter of 2016 totaling $1,435,000; a decrease of $282,000 or 19.7%. During the first three months of 2017, the P&C segment had 300 non-cat wind and hail claims reported (an average of $3,800 per claim) compared to 486 claims reported during the first three months of 2016 (an average of $3,000 per claim). Non-cat wind and hail claims reported during the first quarter of 2017 accounted for 11.6% of total P&C segment incurred losses in the current year. Non-cat wind and hail claims reported during the first quarter of 2016 accounted for 18.3% of total P&C segment incurred losses in 2016.

While overall policyholder benefit payments were up in the property and casualty segment due to a higher frequency of cat event losses, fire losses reported in the first quarter of 2017 were down $510,000 or 12.7% compared to fire losses reported during the first quarter of 2016. The P&C segment had 135 fire losses reported in the first three months of 2017 totaling $3,521,000 compared to 129 claims reported in the first three months of 2016 totaling $4,031,000. The average cost per claim was $26,100 for fire losses reported in the first quarter of 2017 compared to $31,200 for fire losses reported in the first quarter of 2016. Many factors can impact the frequency and severity of fire losses, but the primary factor we observe is the duration of cold weather in our coverage areas. The first quarter of 2017 was unseasonably warm over much of our coverage area contributing to the decline in fire losses but also contributing to the increased frequency of severe thunderstorm related losses.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended March 31, 2017, policy acquisition costs were $3,038,000 compared to $2,895,000 for the same period in 2016; an increase of $143,000 or 4.9%. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 20.2% in the first quarter of 2017 compared to 19.1% for the same period in 2016.

General Expenses:
General and administrative expenses totaled $1,797,000 in the first quarter of 2017 compared to $2,129,000 in the first quarter of 2016; a 15.6% decrease. Moderate reductions in multiple general expense line items that cumulatively contributed to the $332,000 decrease in general expenses in the first quarter of 2017 compared to the same period in 2016.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $689,000 for the three months ended March 31, 2017, compared to $600,000 for the same period in 2016. As a percentage of net premiums earned, insurance taxes, licenses and fees were comparable at 4.6% for the three months ended March 31, 2017 compared to 4.0% for the three months ended March 31, 2016.

Interest Expense:
Interest expense for the first quarter of 2017 was $323,000 compared to $345,000 for the same period in 2016. A reduction in total debt outstanding over the past twelve months was the primary factor contributing to the $22,000 decrease.

Income Taxes:
For the three month period ended March 31, 2017, the Company had a pretax loss of $715,000 compared to pretax income of $1,301,000 for the same period in 2016. The $399,000 tax benefit for the first quarter of 2017 consisted of current tax benefit of $325,000 and deferred tax benefit of $74,000. Tax expense for the first quarter of 2016 consisted of current tax expense of $221,000 and deferred tax expense of $139,000.

Net Income (Loss):
The Company ended the first quarter of 2017 with a net loss of $316,000 compared to net income of $941,000 for the same period in 2016. As discussed in detail above, the primary reason for the first quarter 2017 net loss compared to first quarter 2016 net income was an increase in storm related losses.

Update on second quarter 2017 storm losses:

In addition to the negative impact catastrophe events had on first quarter of 2017 results, we are also disclosing the following forward looking information.

In a continuation of a very active spring storm season, during April 2017, the P&C segment was impacted by five additional catastrophe events. As of April 30, 2017, we have incurred 331 claims from these April cat events totaling $1,387,000. While we are still early in the second quarter and mostly milder weather has prevailed over the past few weeks, these early catastrophe losses will reduce second quarter net income by approximately $915,000. It should be noted that no provision has been made in the accompanying financial statements for these April losses as they occurred after the end of the first quarter.

Liquidity and capital resources:
Due to regulatory restrictions, the majority of the Company's cash is required to be invested in investment-grade securities to provide protection for policyholders. The liabilities of the property and casualty insurance subsidiaries are of various terms, and therefore, those subsidiaries invest in securities with various effective maturities spread over periods usually not exceeding 10 years with an average portfolio duration typically of less than 5 years. The liabilities of the life insurance subsidiary are typically of a longer duration, and therefore, a higher percentage of securities in the life insurance subsidiary are invested for periods exceeding 10 years.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of March 31, 2017, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$2,830	$13	$2,843	3.02%
Maturity in 1-5 years	14,979	9	14,988	15.93%
Maturity in 5-10 years	33,246	75	33,321	35.42%
Maturity after 10 years	41,217	1,705	42,922	45.63%
	$92,272	$1,802	$94,074	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,306,000, or 5.9%, decline in the market value of fixed income investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $5,249,000, or 5.8%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total shareholders' equity and book value per share.

At March 31, 2017, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $48,024,000, down $(28,000) compared to $48,052,000 at December 31, 2016.  Components of the change in equity were net income of $(316,000), increase in accumulated unrealized gains on investments of $344,000, a net unrealized gain of $70,000 related to interest rate swaps and cash dividends paid totaling $126,000.

As discussed above, changing interest rates can have a significant impact on the market value of fixed income securities. Fixed income securities classified as available-for-sale increase the liquidity resources of the Company as they can be sold at any time to pay claims or meet other Company obligations. However, these securities are required to be carried at market value with net of tax accumulated unrealized gains and losses directly impacting shareholder's equity. While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 4% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $8,123,000 in cash and cash equivalents at March 31, 2017, compared to $4,163,000 at March 31, 2016. Cash provided by operating activities increased cash by $671,000 during the three months ended March 31, 2017. The increase in cash from operating activities was primarily due to collection of receivable balances. For the three months ended March 31, 2016, cash used by operating activities totaled $523,000 and was primarily due to an increase in investments and negative cash flow from operations for the quarter primarily due to an increase in P&C segment claims.

Net cash provided by investing activities totaled $688,000 for the period ended March 31, 2017, compared to cash used of $1,987,000 for the same period last year. The investment of cash generated from operations and reinvestment of maturing fixed income securities was the primary cash related investment activities during the three months ended March 31, 2017. For the three months ended March 31, 2016, cash used in investing activities totaled $1,987,000. The investment of cash held at December 31, 2015 and reinvestment of fixed income securities were the primary cash related investment activities during the period.

Net cash used in financing activities totaled $604,000 for the three months ended March 31, 2017, compared to $90,000 for the same period last year. During the three months ended March 31, 2017, the Company repaid $1,000,000 in long-term debt and drew down $500,000 from an operating line of credit. The Company maintains a $1,000,000 operating line of credit which matures in September 2017, as well as a $700,000 line of credit which matures in March of 2018. Between the two lines of credit, $1,200,000 was available at March 31, 2017.

The Company had a total of $15,329,000 of long-term debt outstanding as of March 31, 2017, compared to $15,326,000 at December 31, 2016, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $243,000 and $246,000, respectively.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2017 is statutorily limited to $1,642,000 in the life insurance subsidiary and $3,524,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with previous adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received no dividends from its subsidiaries during the three months ended March 31, 2017.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,995,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its March 31, 2017 value, the fair value of the Company's common stock investments would decrease by approximately $499,000.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings
Please refer to Note 13 to the condensed consolidated financial statements included herein, and the 2016
Annual Report filed on Form 10-K.

Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the Company’s
Annual Report for 2016 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
January 20, 2017	January 23, 2017	Press release, dated January 23, 2017, issued by The National Security Group, Inc.
February 28, 2017	February 28, 2017	Press release, dated February 28, 2017, issued by The National Security Group, Inc.

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

Date: May 12, 2017