Form 10-Q
period 2017-06-30
NATIONAL SECURITY GROUP INC
filed 2017-08-11
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2017

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

As of August 11, 2017, there were 2,522,312 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

PART I. Financial Information
Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2017 - $1,789; 2016 - $1,930)	$1,741	$1,890
Fixed maturities available-for-sale, at estimated fair value (cost: 2017 - $91,466; 2016 - $92,837)	92,649	92,792
Equity securities available-for-sale, at estimated fair value (cost: 2017 - $2,044; 2016 - $2,343)	4,699	4,943
Trading securities	107	107
Receivable for securities sold	—	499
Mortgage loans on real estate, at cost	164	174
Investment real estate, at book value	3,221	3,221
Policy loans	1,747	1,708
Company owned life insurance	4,920	4,864
Other invested assets	2,790	2,958
Total Investments	112,038	113,156
Cash and cash equivalents	8,005	7,368
Accrued investment income	733	776
Policy receivables and agents' balances, net	13,032	11,434
Reinsurance recoverable	506	1,780
Deferred policy acquisition costs	8,518	8,351
Property and equipment, net	1,852	1,880
Accrued income tax recoverable	1,839	941
Deferred income tax asset, net	2,145	2,402
Other assets	934	491
Total Assets	$149,602	$148,579
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$7,603	$7,531
Accident and health benefit and loss reserves	3,385	3,405
Life and annuity benefit and loss reserves	32,945	32,633
Unearned premiums	32,474	29,968
Policy and contract claims	833	1,008
Other policyholder funds	1,669	1,629
Short-term notes payable and current portion of long-term debt	1,300	1,800
Long-term debt	15,332	15,326
Other liabilities	6,544	7,227
Total Liabilities	102,085	100,527
Contingencies
Shareholders' equity
Common stock	2,522	2,517
Additional paid-in capital	5,483	5,412
Accumulated other comprehensive income	1,963	1,007
Retained earnings	37,549	39,116
Total Shareholders' Equity	47,517	48,052
Total Liabilities and Shareholders' Equity	$149,602	$148,579
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
REVENUES
Net premiums earned	$15,331	$15,227	$30,371	$30,392
Net investment income	930	1,029	1,856	2,020
Net realized investment gains	77	242	237	249
Other income	145	150	297	304
Total Revenues	16,483	16,648	32,761	32,965
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	12,581	8,862	23,727	17,909
Amortization of deferred policy acquisition costs	819	906	1,764	1,693
Commissions	1,758	2,117	3,851	4,225
General and administrative expenses	2,215	2,158	4,012	4,287
Taxes, licenses and fees	517	574	1,206	1,174
Interest expense	326	333	649	678
Total Benefits, Losses and Expenses	18,216	14,950	35,209	29,966

Income (Loss) Before Income Taxes	(1,733)	1,698	(2,448)	2,999

INCOME TAX EXPENSE (BENEFIT)
Current	(572)	399	(897)	620
Deferred	(162)	3	(236)	142
	(734)	402	(1,133)	762

Net Income (Loss)	$(999)	$1,296	$(1,315)	$2,237

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.39)	$0.52	$(0.52)	$0.89

DIVIDENDS DECLARED PER SHARE	$0.05	$0.045	$0.10	$0.09

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income (loss)	$(999)	$1,296	$(1,315)	$2,237

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains on securities, net of reclassification adjustment of $155 and $172 for 2017 and 2016, respectively	502	1,130	846	2,288
Unrealized gain (loss) on interest rate swap	40	21	110	(81)

Other comprehensive income, net of tax	542	1,151	956	2,207

Comprehensive income (loss)	$(457)	$2,447	$(359)	$4,444

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2016 (AUDITED)	$48,052	$39,116	$1,007	$2,517	$5,412

Net loss for June 30, 2017	(1,315)	(1,315)	—	—	—

Other comprehensive income (net of tax)	956	—	956	—	—

Common stock issued	76	—	—	5	71

Cash dividends	(252)	(252)	—	—	—

Balance at June 30, 2017	$47,517	$37,549	$1,963	$2,522	$5,483

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(1,315)	$2,237
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	265	154
Decrease in cash surrender value of company owned life insurance	(56)	(53)
Net realized gains on investments	(237)	(249)
Deferred income taxes	(236)	142
Amortization of deferred policy acquisition costs	1,764	1,693
Changes in assets and liabilities:
Change in receivable for securities sold	499	—
Change in accrued investment income	43	(6)
Change in reinsurance recoverable	1,274	1,116
Policy acquisition costs deferred	(1,931)	(1,898)
Change in accrued income taxes	(898)	(30)
Change in net policy liabilities and claims	1,090	(1,319)
Change in other assets/liabilities, net	(715)	(436)
Other, net	6	8
Net cash provided by (used in) operating activities	(447)	1,359
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(8,467)	(14,278)
Property and equipment	(51)	(84)
Proceeds from sale or maturities of:
Held-to-maturity securities	139	213
Available-for-sale securities	10,202	10,317
Property and equipment	2	—
Other invested assets, net	(29)	(29)
Net cash provided by (used in) investing activities	1,796	(3,861)
Cash Flows from Financing Activities
Change in other policyholder funds	40	28
Change in short-term notes payable	(500)	—
Dividends paid	(252)	(226)
Net cash used in financing activities	(712)	(198)
Net change in cash and cash equivalents	637	(2,700)
Cash and cash equivalents, beginning of year	7,368	6,763
Cash and cash equivalents, end of period	$8,005	$4,063
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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,518,520 at June 30, 2017 and 2,513,559 at June 30, 2016. The Company did not have any dilutive securities as of June 30, 2017 and 2016.

Reclassifications
Certain 2016 amounts have been reclassified from the prior year condensed consolidated financial statements to conform to the 2017 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At June 30, 2017, the net amount exceeding FDIC insured limits was $5,928,000 at two financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At June 30, 2017, the single largest balance due from one agent totaled $1,142,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet their obligation could result in losses to the insurance subsidiaries. Allowances for losses are established if amounts are believed to be uncollectible. At June 30, 2017 and December 31, 2016, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At June 30, 2017, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

Compensation - Stock Compensation
In May 2017, the FASB issued guidance to provide clarity and reduce diversity in practice as well as cost and complexity when there is a change in the terms or conditions of a share-based payment award. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company does not expect adoption of this guidance to have a significant impact on our financial position, results of operations or cash flows.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of June 30, 2017 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$39,520	$1,200	$722	$39,998
Mortgage backed securities	10,238	134	191	10,181
Private label asset backed securities	9,962	281	18	10,225
Obligations of states and political subdivisions	13,268	498	74	13,692
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,478	267	192	18,553
Total fixed maturities	91,466	2,380	1,197	92,649
Equity securities	2,044	2,655	—	4,699
Total	$93,510	$5,035	$1,197	$97,348

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of June 30, 2017 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,736	$48	$—	$1,784
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	5	—	—	5
Total	$1,741	$48	$—	$1,789

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

The amortized cost and aggregate fair value of debt securities at June 30, 2017, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,240	$1,254
Due after one year through five years	15,766	15,881
Due after five years through ten years	32,905	33,456
Due after ten years	41,555	42,058
Total	$91,466	$92,649

Held-to-maturity securities:
Due in one year or less	$13	$13
Due after one year through five years	1	1
Due after five years through ten years	70	76
Due after ten years	1,657	1,699
Total	$1,741	$1,789

A summary of securities available-for-sale with unrealized losses as of June 30, 2017, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$8,639	$225	$3,571	$497	$12,210	$722	23
Mortgage backed securities	5,545	86	752	105	6,297	191	15
Private label asset backed securities	947	18	—	—	947	18	1
Obligations of state and political subdivisions	3,330	66	496	8	3,826	74	9
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	8,548	155	1,316	37	9,864	192	13
	$27,009	$550	$6,135	$647	$33,144	$1,197	61

There were no securities held-to-maturity with unrealized losses as of June 30, 2017.

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and approximately 6.44% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the six months ended June 30, 2017 and year ended December 31, 2016, the Company realized no other-than-temporary impairments. At June 30, 2017, the single largest loss not realized as an impairment was in the bond portfolio and totaled $327,000. The second largest loss position was in the bond portfolio and totaled $86,000. The third largest loss position was in the bond portfolio and totaled $77,000. At December 31, 2016, the single largest loss not realized as an impairment was in the bond portfolio and totaled $340,000. The second largest loss position was in the bond portfolio and totaled $85,000. The third largest loss position was in the bond portfolio and totaled $66,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed maturities	$841	$948	$1,658	$1,849
Equity securities	24	26	48	54
Mortgage loans on real estate	3	6	5	7
Investment real estate	—	2	2	4
Policy loans	33	32	66	64
Company owned life insurance change in surrender value	14	19	57	53
Other	42	26	87	75
	957	1,059	1,923	2,106
Less: Investment expenses	27	30	67	86
Net investment income	$930	$1,029	$1,856	$2,020
Major categories of realized investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed maturities	$75	$243	$235	$260
Other, principally real estate	2	(1)	2	(11)
Net realized investment gains	$77	$242	$237	$249
An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$1,282	$343
Deferred income tax	(436)	(117)
Net change in unrealized appreciation on available-for-sale securities	$846	$226

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$39,998	$—	$39,998	$—
Mortgage backed securities	10,181	—	10,181	—
Private label asset backed securities	10,225	—	10,225	—
Obligations of states and political subdivisions	13,692	—	13,692	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,553	18,553	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	4,699	3,657	—	1,042
Total Financial Assets	$97,455	$22,317	$74,096	$1,042
Financial Liabilities
Interest rate swap	$(864)	$—	$—	$(864)
Total Financial Liabilities	$(864)	$—	$—	$(864)

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

As of June 30, 2017, Level 3 fair value measurements of assets include $1,042,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of June 30, 2017, Level 3 fair value measurements of liabilities include $864,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party broker who utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 (in thousands):

For the six months ended June 30, 2017	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,258	$(1,030)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	83	166
Purchases:	46	—
Sales:	(345)	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,042	$(864)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of June 30, 2017:	$—	$—

For the six months ended June 30, 2017, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017		December 31, 2016
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,741	$1,789	$1,890	$1,930
Mortgage loans	164	164	174	174
Policy loans	1,747	1,747	1,708	1,708
Company owned life insurance	4,920	4,920	4,864	4,864
Other invested assets	2,790	2,790	2,958	2,958
Liabilities and related instruments
Other policyholder funds	1,669	1,669	1,629	1,629
Short-term notes payable and current portion of long-term debt	1,300	1,300	1,800	1,800
Long-term debt	15,332	15,332	15,326	15,326

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Building and improvements	$3,379	$3,348
Electronic data processing equipment	1,559	1,548
Furniture and fixtures	508	515
	5,446	5,411
Less accumulated depreciation	3,594	3,531
Property and equipment, net	$1,852	$1,880
Depreciation expense for the six months ended June 30, 2017 was $79,000 ($159,000 for the year ended December 31, 2016).

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

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $2,145,000 at June 30, 2017 and $2,402,000 at December 31, 2016.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of June 30, 2017	As of December 31, 2016
General expenses	$1,655	$1,685
Unearned premiums	2,209	2,046
Claims liabilities	855	746
AMT credit	1,277	1,230
Impairment on real estate owned	187	187
Unrealized loss on interest rate swaps	294	350
Deferred tax assets	6,477	6,244

Depreciation	(131)	(135)
Deferred policy acquisition costs	(2,896)	(2,839)
Unrealized gains on securities available-for-sale	(1,305)	(868)
Deferred tax liabilities	(4,332)	(3,842)
Net deferred tax asset	$2,145	$2,402

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Six months ended June 30,
	2017	2016
Deferred policy acquisition costs	$57	$69
Unearned premiums	(163)	(154)
General expenses	30	25
Depreciation	(4)	4
Claims liabilities	(109)	(75)
AMT credit	(47)	273
Deferred income tax expense (benefit)	$(236)	$142

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Six months ended June 30,
	2017	2016
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	1.4%	(1.5)%
Company owned life insurance	0.8%	(0.6)%
Small life deduction	11.5%	(5.4)%
Other, net	(1.4)%	(1.1)%
Effective federal income tax rate	46.3%	25.4%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016
Current portion of installment note payable $1,000,000 due March 2017 with $800,000 due November 2017 with variable interest rate equal to the WSJ prime rate plus 0.5%. Unsecured.	$800	$1,800
Line of credit, $1,000,000 available, with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2017. Interest payments due monthly. Secured.	—	—
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity March 2018. Interest payments due quarterly. Unsecured.	500	—
	$1,300	$1,800
Long-term debt consisted of the following as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%; maturity November 2019. Annual installment payments beginning November 2017 with final balloon payment due November 30, 2019. Unsecured.	$3,200	$3,200

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; net of $173,000 in debt issuance cost ($178,000 in 2016); maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,106	9,101

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; net of $66,000 in debt issuance cost ($68,000 in 2016); maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,026	3,025
	$15,332	$15,326

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

The swaps entered into in 2009 and 2010 have fair values of $110,000 (liability) and $754,000 (liability), respectively, for a total liability of $864,000 at June 30, 2017 ($1,030,000 at December 31, 2016).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $110,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at June 30, 2017.  A net valuation gain of $256,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2016.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At June 30, 2017, the Company has securities on deposit with fair market values of $1,465,000 (all of which is posted as collateral). At December 31, 2016, the Company had securities on deposit with fair market values of $1,466,000 and cash of $231,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Six months ended June 30,
	2017	2016
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$7,531	$9,645
Less reinsurance recoverable on unpaid losses	1,184	1,380
Net balances at beginning of year	6,347	8,265
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	22,667	17,105
Estimated claims and claim adjustment expenses for claims arising in prior years	(1,202)	(1,391)
Total increases	21,465	15,714
Claims and claim adjustment expense payments for claims arising in:
Current year	18,033	13,154
Prior years	2,532	4,245
Total payments	20,565	17,399
Net balance at end of period	7,247	6,580
Plus reinsurance recoverable on unpaid losses	356	427
Claims and claim adjustment expense reserves at end of period	$7,603	$7,007

The increase in claim and claim adjustment expense reserves before reinsurance recoverable is primarily due to the increase in catastrophe losses during the period. The estimate for claims arising in prior years was reduced $1,202,000 in 2017 (reduced $1,391,000 in 2016) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves

The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $306,000 at June 30, 2017 ($391,000 at December 31, 2016). These claims are a component of policy and contract claims which totaled $833,000 at June 30, 2017 ($1,008,000 at December 31, 2016).

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

At June 30, 2017, the largest reinsurance recoverable of a single reinsurer was $321,000 ($332,000 at December 31, 2016). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the six months ended June 30, 2017 and 2016 amounted to $99,000 and $113,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options. The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited to the non-qualified deferred compensation plans for the six months ended June 30, 2017 and 2016 amounted to approximately $143,000 and $107,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

other benefits to such employees. There were $268,000 costs incurred during the six months ended June 30, 2017 and $150,000 costs incurred during the six months ended June 30, 2016 related to ESOP plan contributions. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

NOTE 11 – SHAREHOLDERS' EQUITY

During the six months ended June 30, 2017 and year ended December 31, 2016, changes in shareholders' equity consisted of net loss of $1,315,000 and net income of $3,063,000, respectively; dividends paid of $252,000 in 2017 and $452,000 in 2016; increases in accumulated other comprehensive income, net of applicable taxes, of $956,000 in 2017 and increases in accumulated other comprehensive income, net of applicable taxes, of $482,000 in 2016.  Other comprehensive gains and loss consisted of accumulated unrealized gains and losses on securities available-for-sale and unrealized loss on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,522,312	2,522,312	3,000,000	2,517,339	2,517,339

On May 19, 2017, 4,973 shares of common stock were issued to directors as compensation under the 2009 Equity
Incentive Plan previously approved by shareholders.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Six months ended June 30,
	2017	2016
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(679)	$(935)
Other comprehensive loss for period:
Other comprehensive gain (loss) before reclassifications	110	(81)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income (loss)	110	(81)
Balance at end of period	$(569)	$(1,016)
Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$1,686	$1,460
Other comprehensive income for period:
Other comprehensive income before reclassifications	1,001	2,460
Amounts reclassified from accumulated other comprehensive income	(155)	(172)
Net current period other comprehensive income	846	2,288
Balance at end of period	$2,532	$3,748
Total Accumulated Other Comprehensive Income at end of period	$1,963	$2,732

The following table presents the amounts reclassified out of AOCI for the six months ended June 30, 2017 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$235	Net realized investment gains
	235	Total before tax
	(80)	Tax (expense) or benefit
	$155	Net of Tax

The following table presents the amounts reclassified out of AOCI for the six months ended June 30, 2016 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$260	Net realized investment gains
	260	Total before tax
	(88)	Tax (expense) or benefit
	$172	Net of Tax

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

Total assets by industry segment at June 30, 2017 and at December 31, 2016 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

June 30, 2017	$149,602	$82,703	$59,955	$6,944

December 31, 2016	$148,579	$82,647	$58,689	$7,243

Premium revenues and operating income by business segment for the three and six months ended June 30, 2017 and 2016 are summarized below (dollars in thousands):

Three months ended June 30, 2017	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,331	$13,749	$1,582	$—
Net investment income	930	386	527	17
Net realized investment gains (losses)	77	60	17	—
Other income	145	145	—	—
	16,483	14,340	2,126	17
BENEFITS AND EXPENSES
Policyholder benefits paid	12,581	11,274	1,307	—
Amortization of deferred policy acquisition costs	819	695	124	—
Commissions	1,758	1,689	69	—
General and administrative expenses	2,215	1,602	339	274
Taxes, licenses and fees	517	475	42	—
Interest expense	326	—	20	306
	18,216	15,735	1,901	580
Income (Loss) Before Income Taxes	$(1,733)	$(1,395)	$225	$(563)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

Three months ended June 30, 2016	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,227	$13,646	$1,581	$—
Net investment income	1,029	455	559	15
Net realized investment gains	242	185	57	—
Other income	150	150	—	—
	16,648	14,436	2,197	15
BENEFITS AND EXPENSES
Policyholder benefits paid	8,862	7,577	1,285	—
Amortization of deferred policy acquisition costs	906	695	211	—
Commissions	2,117	2,020	97	—
General and administrative expenses	2,158	1,704	310	144
Taxes, licenses and fees	574	529	45	—
Interest expense	333	—	20	313
	14,950	12,525	1,968	457
Income (Loss) Before Income Taxes	$1,698	$1,911	$229	$(442)

Six months ended June 30, 2017	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$30,371	$27,238	$3,133	$—
Net investment income	1,856	778	1,046	32
Net realized investment gains (losses)	237	60	177	—
Other income	297	295	2	—
	32,761	28,371	4,358	32
BENEFITS AND EXPENSES
Policyholder benefits paid	23,727	21,192	2,535	—
Amortization of deferred policy acquisition costs	1,764	1,389	375	—
Commissions	3,851	3,713	138	—
General and administrative expenses	4,012	2,877	618	517
Taxes, licenses and fees	1,206	1,067	139	—
Interest expense	649	—	39	610
	35,209	30,238	3,844	1,127
Income (Loss) Before Income Taxes	$(2,448)	$(1,867)	$514	$(1,095)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

Six months ended June 30, 2016	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$30,392	$27,247	$3,145	$—
Net investment income	2,020	908	1,080	32
Net realized investment gains	249	185	64	—
Other income	304	303	1	—
	32,965	28,643	4,290	32
BENEFITS AND EXPENSES
Policyholder benefits paid	17,909	15,439	2,470	—
Amortization of deferred policy acquisition costs	1,693	1,391	302	—
Commissions	4,225	4,036	189	—
General and administrative expenses	4,287	3,125	815	347
Taxes, licenses and fees	1,174	1,064	110	—
Interest expense	678	—	38	640
	29,966	25,055	3,924	987
Income (Loss) Before Income Taxes	$2,999	$3,588	$366	$(955)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2017 and 2016, respectively:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Life, accident and health operations premiums written:
Traditional life insurance	$1,093	$1,124	$2,238	$2,243
Accident and health insurance	406	409	829	827
Gross life, accident and health	1,499	1,533	3,067	3,070
Reinsurance premium ceded	(14)	(23)	(43)	(48)
Net life, accident and health premiums written	$1,485	$1,510	$3,024	$3,022
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$10,040	$9,716	$19,471	$18,908
Homeowners (Including mobile homeowners)	6,409	6,674	12,036	12,386
Other liability	590	570	1,133	1,093
Gross property and casualty	17,039	16,960	32,640	32,387
Reinsurance premium ceded	(1,707)	(1,697)	(2,809)	(2,699)
Net property and casualty written	$15,332	$15,263	$29,831	$29,688
Consolidated gross premiums written	$18,538	$18,493	$35,707	$35,457
Reinsurance premium ceded	(1,721)	(1,720)	(2,852)	(2,747)
Consolidated net premiums written	$16,817	$16,773	$32,855	$32,710

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2017 and 2016, respectively:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Life, accident and health operations premiums earned:
Traditional life insurance	$1,188	$1,194	$2,346	$2,367
Accident and health insurance	408	410	830	826
Gross life, accident and health	1,596	1,604	3,176	3,193
Reinsurance premium ceded	(14)	(23)	(43)	(48)
Net life, accident and health premiums earned	$1,582	$1,581	$3,133	$3,145
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,032	$8,807	$17,848	$17,469
Homeowners (Including mobile homeowners)	5,744	5,881	11,464	11,787
Other liability	527	503	1,040	996
Gross property and casualty	15,303	15,191	30,352	30,252
Reinsurance premium ceded	(1,554)	(1,545)	(3,114)	(3,005)
Net property and casualty earned	$13,749	$13,646	$27,238	$27,247
Consolidated gross premiums earned	$16,899	$16,795	$33,528	$33,445
Reinsurance premium ceded	(1,568)	(1,568)	(3,157)	(3,053)
Consolidated net premiums earned	$15,331	$15,227	$30,371	$30,392

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

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2017 was $546,000 ($561,000 in 2016). There was no cash paid for income taxes during the six months ended June 30, 2017 ($650,000 in 2016).

During the six months ended June 30, 2017, non-cash changes in equity included $5,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $71,000 increase in additional paid-in capital.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of June 30, 2017, and the related condensed consolidated statements of income and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2017 and 2016 and the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2017 and the statement of cash flows for the six-month periods ended June 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the company’s management.

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
August 11, 2017

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three month and six month periods ended June 30, 2017 and 2016.

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

The National Security Group, Inc. operates in ten states with 47.4% of total premium revenue generated in the states of Alabama and Mississippi.  The Company is made up of the following two segments:

•
The Property and Casualty (P&C) segment is the most significant segment, accounting for 90.5% of gross earned premium in 2017. The P&C segment has insurance in-force in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•
The Life segment accounted for 9.5% of gross premium revenue in 2017. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

Our income is principally derived from net underwriting profit generated by the P&C segment and investment income.  Net underwriting profit is principally derived from earned premiums received less claims paid, sales commissions to agents, costs of underwriting and insurance taxes and fees.  Investment income includes interest and dividend income and gains and losses on investment holdings.

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

The property and casualty subsidiaries have been assigned a Financial Stability Rating by Demotech, Inc. On November 22, 2016, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

The property and casualty segment can be impacted by severe storm activity resulting in incurred losses and loss adjustment expenses primarily from hurricane, tornado, wind and hail related damage. These storm systems or other natural disasters are classified as catastrophes (referred to as "cat events" or "catastrophe events" throughout the remainder of this discussion) by Property Claim Service (PCS) when these events cause $25 million or more in industry wide direct insured losses and affect a significant number of policyholders and insurers.

Overview-Three and Six Months Ended June 30, 2017 compared to Three and Six Months Ended June 30, 2016

Summary:

For the three months ended June 30, 2017, the Company had a net loss of $999,000, $0.39 per share, compared to net income of $1,296,000, $0.52 per share, for the three months ended June 30, 2016. The pretax loss from operations in second quarter of 2017 totaled $1,810,000 compared to pretax income from operations of $1,456,000 in the second quarter of 2016. Results for the second quarter of 2017 were negatively impacted by an increased frequency of severe thunderstorm activity which generated widespread wind, hail and tornado damage to insured property across the Southeastern United States. This increased frequency of severe thunderstorm activity led to a $3,621,000 increase in quarterly P&C segment catastrophe losses, compared to second quarter 2016. Total catastrophe related losses in the second quarter of 2017 were $5,657,000 compared to $2,036,000 in the second quarter of 2016.

For the six months ended June 30, 2017, the Company had a net loss of $1,315,000, $0.52 per share, compared to net income of $2,237,000, $0.89 per share, for the six months ended June 30, 2016, a period over period decrease of $3,552,000. The year to date pretax loss from operations in 2017 totaled $2,685,000 compared to pretax income from operations of $2,750,000 in 2016. Results for 2017 were negatively impacted by an increased frequency of severe thunderstorm activity which generated widespread wind, hail and tornado damage to insured property across the Southeastern United States throughout the six month period. This increased frequency of severe thunderstorm activity led to a $5,695,000 increase in P&C segment catastrophe losses, compared to 2016. Year to date catastrophe related losses in 2017 were $9,178,000 compared to $3,483,000 in 2016. Partially offsetting the increase in P&C segment storm losses was a decline in non-cat wind and hail losses of $319,000 and a $79,000 reduction in fire losses in 2017 compared to the same period last year.

Financial results for the three and six months ended June 30, 2017 and 2016 were as follows:

Consolidated Financial Summary	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Gross premiums written	$18,538	$18,493	$35,707	$35,457
Net premiums written	$16,817	$16,773	$32,855	$32,710

Net premiums earned	$15,331	$15,227	$30,371	$30,392
Net investment income	930	1,029	1,856	2,020
Net realized investment gains	77	242	237	249
Other income	145	150	297	304
Total Revenues	16,483	16,648	32,761	32,965
Policyholder benefits and settlement expenses	12,581	8,862	23,727	17,909
Amortization of deferred policy acquisition costs	819	906	1,764	1,693
Commissions	1,758	2,117	3,851	4,225
General and administrative expenses	2,215	2,158	4,012	4,287
Taxes, licenses and fees	517	574	1,206	1,174
Interest expense	326	333	649	678
Total Benefits, Losses and Expenses	18,216	14,950	35,209	29,966
Income (Loss) Before Income Taxes	(1,733)	1,698	(2,448)	2,999
Income tax expense (benefit)	(734)	402	(1,133)	762
Net Income (Loss)	$(999)	$1,296	$(1,315)	$2,237
Income (Loss) Per Common Share	$(0.39)	$0.52	$(0.52)	$0.89
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$(999)	$1,296	$(1,315)	$2,237
Income tax expense (benefit)	(734)	402	(1,133)	762
Realized investment gains, net	(77)	(242)	(237)	(249)
Pretax Income (Loss) From Operations	$(1,810)	$1,456	$(2,685)	$2,750

Three month period ended June 30, 2017 compared to three month period ended June 30, 2016

Premium Revenue:
For the quarter ended June 30, 2017, net premiums earned were up $104,000 at $15,331,000 compared to $15,227,000 in the second quarter of 2016. The slight increase in net premium earned was due to a 0.7% increase in gross premium earned in the P&C segment which was partially offset by a 0.6% increase in ceded premium in the P&C segment. Net premium earned was up 0.1% in the life segment for the second quarter of 2017 compared to the same period last year.

Net Income (Loss):
For the three months ended June 30, 2017, the Company had a net loss of $999,000, $0.39 per share, compared to net income of $1,296,000, $0.52 per share, for the same period in 2016, a decrease of $2,295,000. As discussed in the summary above, an increase in second quarter storm losses in the P&C segment was the primary factor contributing to the decline in net income.

Pretax Income (Loss) from Operations:
For the quarter ended June 30, 2017, pretax loss from operations was $1,810,000 compared to pretax income of $1,456,000 for the quarter ended June 30, 2016, a decrease of $3,266,000. Losses from storm related catastrophe events totaled $5,657,000 in the second quarter of 2017 compared to $2,036,000 for the same period last year. The single largest catastrophe event in the second quarter of 2017 was an early April severe thunderstorm event that generated $768,000 in storm losses. In comparison, the single largest catastrophe event in the second quarter of 2016 was a late April severe thunderstorm event that totaled $546,000.

P&C Segment Combined Ratio:
The P&C segment ended the second quarter of 2017 with a combined ratio of 113.3% with catastrophe losses totaling $5,657,000 and increasing the combined ratio by 40.7 percentage points. In comparison, second quarter 2016 cat events added $2,036,000 to prior year policyholder benefits and settlement expenses. The P&C segment ended the second quarter of 2016 with a combined ratio of 90.8% with catastrophe losses contributing 14.8 percentage points to the combined ratio.

Six month period ended June 30, 2017 compared to six month period ended June 30, 2016

Premium Revenue:
For the six month period ended June 30, 2017, net premiums earned were down $21,000 at $30,371,000 compared to $30,392,000 for the same period in 2016. The slight decrease in net premium earned was due to a minimal increase in gross premium earned in the P&C segment which was offset by a 3.6% increase in ceded premium in the P&C segment. In addition, net earned premium in the life segment was down 0.4% in 2017 compared to the same period in 2016.

Net Income (Loss):
For the six month period ended June 30, 2017, the Company had a net loss of $1,315,000, $0.52 per share, compared to net income of $2,237,000, $0.89 per share, for the same period in 2016, a decrease of $3,552,000. An increased frequency of catastrophe losses related to widespread thunderstorm activity, which has persisted in the first six months of 2017, was the primary factor contributing to the decline in year to date net income. We have incurred catastrophe losses from twenty-one cat events in 2017 compared to losses from thirteen cat events in 2016.

Pretax Income (Loss) from Operations:
For the six month period ended June 30, 2017, pretax loss from operations was $2,685,000 compared to pretax income of $2,750,000 for the period ended June 30, 2016, a decrease of $5,435,000. Losses from severe thunderstorm related catastrophe events totaled $9,178,000 in 2017 compared to $3,483,000 for the same period last year. The single largest catastrophe event in 2017 was a January severe thunderstorm event that heavily impacted Georgia along with several other states and generated $2,125,000 in insured losses. In comparison, the single largest catastrophe event in 2016 was a February severe thunderstorm event that totaled $1,054,000 and primarily impacted the state of Louisiana.

P&C Segment Combined Ratio:
The P&C segment ended the first six months of 2017 with a combined ratio of 109.8% with catastrophe losses totaling $9,178,000 and increasing the combined ratio by 33.3 percentage points. In comparison, 2016 cat events added $3,483,000 to prior year policyholder benefits and settlement expenses. The P&C segment ended the first six months of 2016 with a combined ratio of 90.9% with catastrophe losses contributing 12.6 percentage points to the combined ratio.

Overview - Balance Sheet highlights at June 30, 2017 compared to December 31, 2016

Selected Balance Sheet Highlights	June 30, 2017	December 31, 2016
(dollars in thousands)	(UNAUDITED)
Invested Assets	$112,038	$113,156
Cash	$8,005	$7,368
Total Assets	$149,602	$148,579
Policy Liabilities	$78,909	$76,174
Total Debt	$16,632	$17,126
Accumulated Other Comprehensive Income	$1,963	$1,007
Shareholders' Equity	$47,517	$48,052
Book Value Per Share	$18.84	$19.09

Invested Assets:
Invested assets as of June 30, 2017 were $112,038,000 down $1,118,000, or 1.0%, compared to $113,156,000 as of December 31, 2016. Growth of invested assets was adversely impacted by increased claim payments associated with losses from catastrophe events in 2017, a decline in cash flow from operations and the maintenance of higher levels of liquidity due to the increase in P&C segment insurance claims throughout the first half of 2017.

Cash:
The Company, primarily through its insurance subsidiaries, had $8,005,000 in cash and cash equivalents at June 30, 2017 compared to $7,368,000 at December 31, 2016. The moderate increase in cash was due to an increase in cash flow provided from investments and delays in the reinvestment of invested assets due to increased storm activity in the second quarter of 2017.

Total Assets:
Total assets as of June 30, 2017 were $149,602,000 compared to $148,579,000 at December 31, 2016. While total assets increased in 2017, growth was negatively impacted by increased loss payments associated with the higher frequency of catastrophe events.

Policy Liabilities:
Policy liabilities were $78,909,000 at June 30, 2017 compared to $76,174,000 at December 31, 2016; an increase of $2,735,000 or 3.6%. The primary reason for the increase in policy liabilities in 2017 compared to 2016 was a $2,506,000 increase in unearned premiums. Due to the timing of insurance renewals across our entire book of P&C segment business, unearned premium tends to peak around mid year which is the primary factor contributing to the increase in unearned premium at June 30, 2017 compared to December 31, 2016.

Debt Outstanding:
Total debt at June 30, 2017 was $16,632,000 compared to $17,126,000 at December 31, 2016. Debt was reduced $494,000 during the first half of 2017 due to a reduction in short term debt. The improvement of balance sheet strength through reduction of debt continues to be a primary focus of management.

Shareholders' Equity:
Shareholders' equity as of June 30, 2017 was $47,517,000 down $535,000 compared to December 31, 2016 Shareholders' equity of $48,052,000. Book value per share was $18.84 at June 30, 2017, compared to $19.09 per share at December 31, 2016, a decrease of $0.25. Despite the adverse impact of multiple catastrophe events in 2017, the Company had only a 1.3% decrease in book value per share and a 1.1% decrease in Shareholders' Equity during the first six months of 2017. The primary factor contributing to the decrease in Shareholders' equity was a net loss of $1,315,000. In addition, Shareholders' equity was also reduced by dividends paid of $252,000. Offsetting the decreases was an increase in accumulated other comprehensive income of $956,000. The increase in accumulated other comprehensive income was driven by increases in market values of available-for-sale investment securities.

Three month period ended June 30, 2017 compared to three month period ended June 30, 2016

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,		Percent
(dollars in thousands)	2017	2016	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,188	$1,194	(0.5)%
Accident and health insurance	408	410	(0.5)%
Gross life, accident and health	1,596	1,604	(0.5)%
Reinsurance premium ceded	(14)	(23)	(39.1)%
Net life, accident and health premiums earned	$1,582	$1,581	0.1%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,032	$8,807	2.6%
Homeowners (Including mobile homeowners)	5,744	5,881	(2.3)%
Other liability	527	503	4.8%
Gross property and casualty	15,303	15,191	0.7%
Reinsurance premium ceded	(1,554)	(1,545)	0.6%
Net property and casualty premiums earned	$13,749	$13,646	0.8%

Consolidated gross premiums earned	$16,899	$16,795	0.6%
Reinsurance premium ceded	(1,568)	(1,568)	—%
Consolidated net premiums earned	$15,331	$15,227	0.7%

Consolidated net premium earned was up 0.7% for the quarter ended June 30, 2017, at $15,331,000 compared to $15,227,000 for the quarter ended June 30, 2016. The slight increase in net premium earned was due to a 0.7% increase in gross premium earned in the P&C segment which was partially offset by a 0.6% increase in ceded premium in the P&C segment. Net premium earned was up 0.1% in the life segment for the second quarter of 2017 compared to the same period last year.

Investment Income:
For the three months ended June 30, 2017, net investment income was $930,000 compared to $1,029,000 for the same period in 2016; a decrease of $99,000 or 9.6%. The primary reason for the decline was a $69,000 decrease in investment income in the P&C segment in second quarter 2017 compared to second quarter 2016. While investment yields have increased moderately in 2017, overall reinvestment rates for fixed income securities continue to be below the rates obtained on maturing investments which puts moderate downward pressure on our book yield on our investment portfolio.

Realized Investment Gains and Losses:
Realized investment gains, for the three months ended June 30, 2017, were $77,000 compared to $242,000 for the same period in 2016. The largest portion of the $165,000 decrease was attributable to the P&C segment in the second quarter of 2017. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other Income:
Other income was comparable at $145,000 for the three months ended June 30, 2017, compared to $150,000 for the same period in 2016; a decrease of $5,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percent of total revenue, other income was 0.9% in second quarter 2017 and 2016.

Policyholder Benefits:
Policyholder claims were $12,581,000 for the three months ended June 30, 2017, compared to $8,862,000 for the three months ended June 30, 2016; an increase of $3,719,000 or 42.0%. Claims as a percentage of premium earned was 82.1% in the second quarter of 2017 compared to 58.2% in the second quarter of 2016. A significant increase in the frequency of catastrophe losses generated from increased severe thunderstorm activity throughout the first half of 2017 was the primary factor contributing to the increase in policyholder benefits in the second quarter of 2017.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three months ended June 30, 2017 and 2016 (dollars in thousands). (Note: this table includes both reported claims from catastrophe events incurred in the second quarter and development of first quarter catastrophe events from claims reported in the second quarter of each year):

For the three months ended June 30, 2017			For the three months ended June 30, 2016
Cat Event	Reported Losses & LAE	Claim Count	Cat Event	Reported Losses & LAE	Claim Count
Cat 11 (Jan 1-3)	$24	2	Cat 16 (Feb 22-24)	$56	6
Cat 13 (Jan 18-22)	91	15	Cat 17 (Mar 5-11)	50	9
Cat 19 (Feb 28-Mar 2)	217	54	Cat 22 (Mar 30-Apr 1)	204	55
Cat 20 (Mar 6-9)	22	8	Cat 27 (Apr 25-28)	199	48
Cat 21 (Mar 21-22)	173	37	Cat 28 (Apr 29-May 3)	546	109
Cat 22 (Mar 26-28)	414	72	Cat 29 (May 7-10)	202	24
Cat 24 (Apr 2-3)	768	150	Cat 31 (May 16-19)	140	30
Cat 25 (Apr 4-6)	612	152	Cat 32 (May 26-28)	144	13
Cat 28 (Apr 21-25)	407	63	Cat 35 (Jun 16-18)	353	92
Cat 30 (Apr 28-May 1)	762	169
Cat 31 (May 3-5)	483	97
Cat 32 (May 8-11)	255	47
Cat 33 (May 15-18)	284	48
Cat 34 (May 27-28)	596	77
Cat 38 (June 2-4)	147	41
T.S. Cindy (June 21-25)	362	90
Misc cats less than $100k	40	3	Misc cats less than $100k	142	31
Total Cat losses	$5,657	1,125	Total Cat losses	$2,036	417

Non-cat wind & hail	$1,787	427	Non-cat wind & hail	$1,824	489

During the second quarter of 2017, the P&C segment was impacted by 13 catastrophe events and development on eight catastrophe events from first quarter of 2017 totaling $5,657,000 from 1,125 claims. Net of tax, these losses reduced second quarter net income by $3,734,000 or $1.48 per share. Second quarter 2017 catastrophe events and first quarter 2017 cat event development contributed 40.7 percentage points to the second quarter P&C combined ratio. In comparison, the P&C segment was impacted by seven catastrophe events and development on six catastrophe events from first quarter of 2016 totaling $2,036,000 from 417 claims. Net of tax, these losses reduced second quarter 2016 net income by $1,344,000 or $0.53 per share. Second quarter 2016 catastrophe events and first quarter 2016 cat event development contributed 14.8 percentage points to the second quarter 2016 P&C combined ratio.

In the second quarter of 2017, our catastrophe losses were above normal driven by a high frequency of isolated severe thunderstorm events across the Southeastern U.S. While the claims incurred from second quarter 2017 cat events were widespread across our coverage area, incurred losses from these second quarter cat events heavily impacted Alabama and Oklahoma. Incurred losses from cat events impacting Alabama made up approximately 30% of all losses incurred from cat events in the second quarter of 2017. Furthermore, incurred losses from second quarter cat events impacting Oklahoma made up an additional 20% of all claims incurred from cat events in the second quarter of 2017.

In comparison, Oklahoma made up approximately 28% of all losses incurred from cat events in the second quarter 2016 while Alabama made up approximately 16% of all losses incurred from second quarter 2016 cat events.

Non-catastrophe wind and hail claims reported in the second quarter of 2017 totaled $1,787,000 compared to non-catastrophe wind and hail claims reported in the second quarter of 2016 totaling $1,824,000; a decrease of $37,000 or 2.0%. During the three months ended June 30, 2017, the P&C segment had 427 non-cat wind and hail claims reported (an average of $4,200 per claim) compared to 489 claims reported during the three months ended June 30, 2016 (an average of $3,700 per claim). Non-cat wind and hail claims reported during the second quarter of 2017 accounted for 15.9% of total P&C segment incurred losses in the current year. Non-cat wind and hail claims reported during the second quarter of 2016 accounted for 24.1% of total P&C segment incurred losses in 2016.

In addition to overall policyholder benefit payments being up in the property and casualty segment due to a higher frequency of cat event losses, fire losses reported in the second quarter of 2017 were also up $431,000 or 14.6% compared to fire losses reported during the second quarter of 2016. The P&C segment had 122 fire losses reported in the second quarter of 2017 totaling $3,385,000 compared to 113 claims reported in the second quarter of 2016 totaling $2,954,000. The average cost per claim was $27,700 for fire losses reported in the second quarter of 2017 compared to $26,100 for fire losses reported in the second quarter of 2016.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended June 30, 2017, policy acquisition costs were $2,577,000 compared to $3,023,000 for the same period in 2016; a decrease of $446,000 or 14.8%. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. The primary reason for the decline was a reduction in estimated contingent commissions in the P&C segment in the second quarter of 2017 compared to the second quarter of 2016. With the significant increase in storm losses in 2017 compared to last year, it is our expectation that full year contingent commission payments to our agents will be down in 2017. As a percentage of premium revenue, policy acquisition costs were 16.8% in the second quarter of 2017 compared to 19.9% for the same period in 2016.

General Expenses:
General and administrative expenses were comparable at $2,215,000 in the second quarter of 2017 compared to $2,158,000 in the second quarter of 2016; a $57,000 or 2.6% increase. As a percent of net premium, general and administrative expenses were 14.4% in second quarter 2017 compared to 14.2% in second quarter 2016.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $517,000 for the three months ended June 30, 2017, compared to $574,000 for the same period in 2016. As a percentage of net premiums earned, insurance taxes, licenses and fees were 3.4% for the three months ended June 30, 2017 compared to 3.8% for the three months ended June 30, 2016.

Interest Expense:
Interest expense for the second quarter of 2017 was $326,000 compared to $333,000 for the same period in 2016. A reduction in total debt outstanding over the past twelve months was the primary factor contributing to the $7,000 decrease.

Income Taxes:
For the three month period ended June 30, 2017, the Company had a pretax loss of $1,733,000 compared to pretax income of $1,698,000 for the same period in 2016. The $734,000 tax benefit for the second quarter of 2017 consisted of current tax benefit of $572,000 and deferred tax benefit of $162,000. Tax expense for the second quarter of 2016 consisted of current tax expense of $399,000 and deferred tax expense of $3,000.

Net Income (Loss):
The Company ended the second quarter of 2017 with a net loss of $999,000 compared to net income of $1,296,000 for the same period in 2016. As discussed in detail above, the primary reason for the second quarter 2017 net loss compared to second quarter 2016 net income was an increase in storm related losses.

Six month period ended June 30, 2017 compared to six month period ended June 30, 2016:

Premium Revenue:
The table below provides earned premium revenue by segment for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,		Percent
(dollars in thousands)	2017	2016	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$2,346	$2,367	(0.9)%
Accident and health insurance	830	826	0.5%
Gross life, accident and health	3,176	3,193	(0.5)%
Reinsurance premium ceded	(43)	(48)	(10.4)%
Net life, accident and health premiums earned	$3,133	$3,145	(0.4)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$17,848	$17,469	2.2%
Homeowners (Including mobile homeowners)	11,464	11,787	(2.7)%
Other liability	1,040	996	4.4%
Gross property and casualty	30,352	30,252	0.3%
Reinsurance premium ceded	(3,114)	(3,005)	3.6%
Net property and casualty premiums earned	$27,238	$27,247	—%

Consolidated gross premiums earned	$33,528	$33,445	0.2%
Reinsurance premium ceded	(3,157)	(3,053)	3.4%
Consolidated net premiums earned	$30,371	$30,392	(0.1)%

Consolidated net premium earned was down 0.1% for the year ended June 30, 2017, at $30,371,000 compared to $30,392,000 for the year ended June 30, 2016; a slight decline of $21,000. The decrease in net premium earned was due to a 0.4% decrease in net premium earned in the life segment coupled with a $9,000 decrease in net premium earned in the P&C segment. A 3.6% increase in catastrophe reinsurance cost in the P&C segment also contributed to the decline in net premium earned in the P&C segment. The increase in catastrophe reinsurance cost was due to a 5.5% catastrophe reinsurance rate increase in our 2017 calendar year contract renewal.

An increased focus on rate adequacy in our P&C segment over the past four years has decreased our rate of growth in gross premium earned. This focus on rate adequacy has resulted in rate increases across most states and lines of business in which we operate. However, as more of our programs in various states are reaching rate adequacy, we will likely be able to implement moderate rate reductions in some of our programs in 2017 which we expect to improve our gross written premium growth. In addition, it should be noted that we are experiencing some increases in competitive pressures in our markets but we will not be overly aggressive in chasing market share at rates that are inadequate to maintain long term underwriting profitability. While our 2017 results to date have been disappointing, we believe that our focus on rate adequacy mitigated the impact on our underwriting results and was a primary factor in maintaining our strong capital position despite the increased frequency of 2017 catastrophe losses.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. With our 2017 catastrophe contract placement, our catastrophe retention remained unchanged from last year at $4 million and, also unchanged from last year, we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million. Our catastrophe reinsurance has a reinstatement provision for one event and covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million (net of reinsurance). It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple smaller catastrophe events, such as those experienced in 2017, that individually may not exceed our $4 million retention and would not be covered under our catastrophe reinsurance contract. While 2017 has a high frequency of catastrophe related losses, no single event approached the upper limit of our $4 million retention under our catastrophe reinsurance coverage.

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

Investment Income:
For the six months ended June 30, 2017, net investment income was $1,856,000 compared to $2,020,000 for the same period in 2016; an decrease of $164,000. The primary reason for the decrease in net investment income in the first six months of 2017 compared to the same period in 2016 was a decline in interest income primarily related to fixed income investments.

Realized Investment Gains and Losses:
For the six months ended June 30, 2017, the Company had net realized capital gains totaling $237,000 compared to $249,000 for the same period in 2016. The $12,000 change was primarily associated with sales of fixed income investments. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other Income:
Other income was $297,000 for the six months ended June 30, 2017, compared to $304,000 for the same period in 2016; a decrease of $7,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percentage of total revenue, other income was 0.9% in 2017 and 2016.

Policyholder Benefits:
Policyholder claims were $23,727,000 for the six months ended June 30, 2017, compared to $17,909,000 for the six months ended June 30, 2016; an increase of $5,818,000 or 32.5%. Claims as a percentage of premium earned was 78.1% in the first half of 2017 compared to 58.9% in the first half of 2016. Policyholder benefits were up due to an increase in P&C segment claims in the first six months of 2017 compared to the same period in 2016. The increase in P&C segment claims were from a $5,695,000 increase in reported catastrophe event losses. However, offsetting the increase in cat losses were a decline in reported non-cat wind and hail claims totaling $319,000 and a decline in reported fire claims totaling $79,000 in the P&C segment.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the six months ended June 30, 2017 and 2016 (dollars in thousands):

For the six months ended June 30, 2017			For the six months ended June 30, 2016
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 11 (Jan 1-3)	$801	180	Cat 16 (Feb 22-24)	$1,054	239
Cat 13 (Jan 18-22)	2,125	367	Cat 17 (Mar 5-11)	329	101
Cat 19 (Feb 28-Mar 2)	547	142	Cat 22 (Mar 30-Apr 1)	204	55
Cat 20 (Mar 6-9)	128	43	Cat 27 (Apr 25-28)	199	48
Cat 21 (Mar 21-22)	288	69	Cat 28 (Apr 29-May 3)	546	109
Cat 22 (Mar 26-28)	414	72	Cat 29 (May 7-10)	202	24
Cat 24 (Apr 2-3)	768	150	Cat 31 (May 16-19)	140	30
Cat 25 (Apr 4-6)	612	152	Cat 32 (May 26-28)	144	13
Cat 28 (Apr 21-25)	407	63	Cat 35 (Jun 16-18)	353	92
Cat 30 (Apr 28-May 1)	762	169
Cat 31 (May 3-5)	483	97
Cat 32 (May 8-11)	255	47
Cat 33 (May 15-18)	284	48
Cat 34 (May 27-28)	596	77
Cat 38 (June 2-4)	147	41
T.S. Cindy (June 21-25)	362	90
Misc cats less than $100k	199	49	Misc cats less than $100k	312	91
Total Cat losses	$9,178	1,856	Total Cat losses	$3,483	802

Non-cat wind & hail	$2,940	727	Non-cat wind & hail	$3,259	975

During the first six months of 2017, the P&C segment was impacted by 21 catastrophe events producing 1,856 policyholder claims totaling $9,178,000. Net of tax, these losses reduced 2017 net income by $6,057,000 or $2.41 per share. In comparison, the P&C segment was impacted by 13 catastrophe events from 802 claims totaling $3,483,000. Net of tax, 2016 catastrophe losses reduced net income for the six month period ended June 30, 2016 by $2,299,000 or $0.91 per share.

During the current year, Alabama and Georgia were the primary source of the reported cat claims, while Louisiana and Oklahoma were the primary source of the reported cat event claims during 2016. The 2017 cat event claims reported from Alabama and Georgia accounted for 26.3% of all reported cat event claims in 2017. In 2016, the cat event claims reported in Louisiana and Oklahoma accounted for 39.0% of all reported cat event claims.

Non-catastrophe wind and hail claims reported in the first half of 2017 totaled $2,940,000 compared to non-catastrophe wind and hail claims reported in the first half of 2016 totaling $3,259,000; a decrease of $319,000 or 9.8%. During the first six months of 2017, the P&C segment had 727 non-cat wind and hail claims reported (an average of $4,000 per claim) compared to 975 claims reported during the first six months of 2016 (an average of $3,300 per claim). Non-cat wind and hail claims reported during the first half of 2017 accounted for 13.9% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during the first half of 2016 accounted for 21.1% of total P&C segment incurred losses and LAE in 2016.
Year to date policyholder benefit payments were up in the property and casualty segment due to an increase in frequency of reported losses from catastrophe events; however, reported fire losses were down slightly in 2017 compared to 2016. Reported fire losses were down $79,000 or 1.1% in 2017 compared to fire losses reported during the first half of 2016. The P&C segment had 257 fire losses reported for the period ended June 30, 2017, totaling $6,906,000 compared to 242 fire claims reported for the same period in 2016 totaling $6,985,000. The average cost per claim was $26,900 for fire losses reported in 2017 compared to $28,900 for fire losses reported in 2016.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the six months ended June 30, 2017, policy acquisition costs were $5,615,000 compared to $5,918,000 for the same period in 2016; a decrease of $303,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were 18.5% in the first half of 2017 compared to 19.5% for the same period in 2016. Policy acquisition cost are down due to a reduction in our estimate of 2017 contingent commission payments to agents due to underwriting losses generated by increased catastrophe losses in the P&C segment.

General Expenses:
Year to date general and administrative expenses totaled $4,012,000 in 2017 compared to $4,287,000 in 2016; a 6.4% decrease. The primary reason for the $275,000 decrease in general and administrative expenses in 2017 compared to 2016 was an decrease in actuarial fees paid associated with rate filings in the P&C segment.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were comparable at $1,206,000 for the six months ended June 30, 2017, compared to $1,174,000 for the same period in 2016. As a percentage of net premiums earned, insurance taxes, licenses and fees were 4.0% for the six months ended June 30, 2017 compared to 3.9% for the six months ended June 30, 2016.

Interest Expense:
Interest expense for the first half of 2017 was $649,000 compared to $678,000 for the same period in 2016; a decrease of 4.3%. The primary reason for the $29,000 decrease was due to a reduction in debt outstanding.

Income Taxes:
For the six month period ended June 30, 2017, the Company had a pretax loss of $2,448,000 compared to pretax income of $2,999,000 for the same period in 2016. The $1,133,000 tax benefit for the first half 2017 consisted of current tax benefit of $897,000 and deferred tax benefit of $236,000. Tax expense of $762,000 for the first half of 2016 consisted of current tax expense of $620,000 and deferred tax expense of $142,000.

Net Income (Loss):
The Company ended the first half of 2017 with a net loss of $1,315,000 compared to net income of $2,237,000 for the same period in 2016. The primary factor contributing to the $3,552,000 decrease in net income was a $5,695,000 increase in reported losses from cat events in 2017 compared to 2016.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of June 30, 2017, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,240	$13	$1,253	1.34%
Maturity in 1-5 years	15,766	1	15,767	16.92%
Maturity in 5-10 years	32,905	70	32,975	35.38%
Maturity after 10 years	41,555	1,657	43,212	46.36%
	$91,466	$1,741	$93,207	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates (represented by a parallel shift in the yield curve) would generate approximately a $5,271,000, or 5.8%, decline in the market value of fixed income investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $5,445,000, or 6.0%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total shareholders' equity and book value per share.

At June 30, 2017, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $47,517,000, down $535,000 compared to $48,052,000 at December 31, 2016.  Components of the change in equity were a net loss of $1,315,000, increase in accumulated unrealized gains on investments of $846,000, a net unrealized gain of $110,000 related to interest rate swaps and cash dividends paid totaling $252,000.

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

The Company, primarily through its insurance subsidiaries, had $8,005,000 in cash and cash equivalents at June 30, 2017, compared to $4,063,000 at June 30, 2016. Cash used by operating activities decreased cash by $447,000 during the six months ended June 30, 2017. The decrease in cash from operating activities was primarily related to the net loss for the period generated by increased catastrophe losses in the P&C segment. For the six months ended June 30, 2016, cash provided by operating activities totaled $1,359,000 and was primarily driven by an increase in recovery of reinsurance balances receivable.

Net cash provided by investing activities totaled $1,796,000 for the period ended June 30, 2017, compared to cash used of $3,861,000 for the same period last year. Cash provided by investing activities was utilized to offset reduced cash from operations due to increased storm activity and to reduce debt during the six months ended June 30, 2017. Also, the decrease in cash from operations adversely impacted investment growth during the period. For the six months ended June 30, 2016, cash used in investing activities totaled $3,861,000. The investment of cash held at December 31, 2015 and reinvestment of fixed income securities were the primary cash related investment activities during the period.

Net cash used in financing activities totaled $712,000 for the six months ended June 30, 2017, compared to $198,000 for the same period last year. During the six months ended June 30, 2017, the Company repaid $1,000,000 in long-term debt and drew down $500,000 from an operating line of credit. The Company maintains a $1,000,000 operating line of credit which matures in September 2017, as well as a $700,000 line of credit which matures in March of 2018. Between the two lines of credit, $1,200,000 was available at June 30, 2017.

The Company had a total of $15,332,000 of long-term debt outstanding as of June 30, 2017, compared to $15,326,000 at December 31, 2016, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $240,000 and $246,000, respectively.

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

Our P&C segment is the primary source of dividends to the holding company. Consideration of insurance subsidiary growth opportunities, regulatory capital adequacy, rating agency impact and holding company debt reduction, among other items, are factors that influence our subsidiary dividend requirements. While we have made significant progress over the past four years, strengthening capital levels in the insurance subsidiaries and reduction of debt remains a top priority.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2017 is statutorily limited to $1,642,000 in the life insurance subsidiary and $3,524,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $500,000 dividends from its subsidiaries during the six months ended June 30, 2017.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,669,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its June 30, 2017 value, the fair value of the Company's common stock investments would decrease by approximately $470,000.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the six month period ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
April 14, 2017	April 14, 2017	Press release, dated April 14, 2017, issued by The National Security Group, Inc.
April 21, 2017	April 21, 2017	Press release, dated April 21, 2017, issued by The National Security Group, Inc.
May 12, 2017	May 12, 2017	Press release, dated May 12, 2017, issued by The National Security Group, Inc.
May 19, 2017	May 19, 2017	Item 7.01, 9.01 - investor presentation
May 22, 2017	May 22, 2017	Item 5.07 - announcement of annual meeting voting results

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

Date: August 11, 2017