Form 10-Q
period 2017-09-30
NATIONAL SECURITY GROUP INC
filed 2017-11-13
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2017

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

As of November 13, 2017, there were 2,522,312 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

▪	The Company's financial results are adversely affected by increases in policy claims received by the Company. While we consider this a manageable risk, this fluctuation is unpredictable.

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

PART I. Financial Information
Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2017 - $1,729; 2016 - $1,930)	$1,684	$1,890
Fixed maturities available-for-sale, at estimated fair value (cost: 2017 - $91,410; 2016 - $92,837)	92,823	92,792
Equity securities available-for-sale, at estimated fair value (cost: 2017 - $2,044; 2016 - $2,343)	4,790	4,943
Trading securities	107	107
Receivable for securities sold	—	499
Mortgage loans on real estate, at cost	163	174
Investment real estate, at book value	3,221	3,221
Policy loans	1,768	1,708
Company owned life insurance	4,959	4,864
Other invested assets	2,688	2,958
Total Investments	112,203	113,156
Cash and cash equivalents	9,770	7,368
Accrued investment income	815	776
Policy receivables and agents' balances, net	12,880	11,434
Reinsurance recoverable	503	1,780
Deferred policy acquisition costs	8,448	8,351
Property and equipment, net	1,810	1,880
Accrued income tax recoverable	1,451	941
Deferred income tax asset, net	2,613	2,402
Other assets	822	491
Total Assets	$151,315	$148,579
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$8,897	$7,531
Accident and health benefit and loss reserves	3,480	3,405
Life and annuity benefit and loss reserves	33,110	32,633
Unearned premiums	32,594	29,968
Policy and contract claims	923	1,008
Other policyholder funds	1,683	1,629
Short-term notes payable and current portion of long-term debt	1,300	1,800
Long-term debt	15,335	15,326
Other liabilities	6,877	7,227
Total Liabilities	104,199	100,527
Contingencies
Shareholders' equity
Common stock	2,522	2,517
Additional paid-in capital	5,483	5,412
Accumulated other comprehensive income	2,245	1,007
Retained earnings	36,866	39,116
Total Shareholders' Equity	47,116	48,052
Total Liabilities and Shareholders' Equity	$151,315	$148,579
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
REVENUES
Net premiums earned	$15,467	$15,675	$45,838	$46,067
Net investment income	939	1,005	2,795	3,025
Net realized investment gains	75	287	312	536
Other income	150	152	447	456
Total Revenues	16,631	17,119	49,392	50,084
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	11,184	10,082	34,911	27,991
Amortization of deferred policy acquisition costs	706	758	2,470	2,451
Commissions	2,096	2,088	5,947	6,313
General and administrative expenses	2,398	2,026	6,410	6,313
Taxes, licenses and fees	709	529	1,915	1,703
Interest expense	320	339	969	1,017
Total Benefits, Losses and Expenses	17,413	15,822	52,622	45,788

Income (Loss) Before Income Taxes	(782)	1,297	(3,230)	4,296

INCOME TAX EXPENSE (BENEFIT)
Current	387	238	(510)	858
Deferred	(612)	129	(848)	271
	(225)	367	(1,358)	1,129

Net Income (Loss)	$(557)	$930	$(1,872)	$3,167

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.22)	$0.37	$(0.74)	$1.26

DIVIDENDS DECLARED PER SHARE	$0.05	$0.045	$0.15	$0.135

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net income (loss)	$(557)	$930	$(1,872)	$3,167

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains on securities, net of reclassification adjustment of $205 and $223 for 2017 and 2016, respectively	212	69	1,058	2,357
Unrealized gain on interest rate swap	70	134	180	53

Other comprehensive income, net of tax	282	203	1,238	2,410

Comprehensive income (loss)	$(275)	$1,133	$(634)	$5,577

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2016 (AUDITED)	$48,052	$39,116	$1,007	$2,517	$5,412

Net loss for September 30, 2017	(1,872)	(1,872)	—	—	—

Other comprehensive income (net of tax)	1,238	—	1,238	—	—

Common stock issued	76	—	—	5	71

Cash dividends	(378)	(378)	—	—	—

Balance at September 30, 2017	$47,116	$36,866	$2,245	$2,522	$5,483

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(1,872)	$3,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	390	255
Decrease in cash surrender value of company owned life insurance	(95)	(80)
Net realized gains on investments	(312)	(536)
Deferred income taxes	(848)	271
Amortization of deferred policy acquisition costs	2,470	2,451
Changes in assets and liabilities:
Change in receivable for securities sold	499	—
Change in accrued investment income	(39)	(73)
Change in reinsurance recoverable	1,277	1,133
Policy acquisition costs deferred	(2,567)	(2,679)
Change in accrued income taxes	(510)	(43)
Change in net policy liabilities and claims	3,007	(116)
Change in other assets/liabilities, net	(63)	699
Other, net	5	7
Net cash provided by operating activities	1,342	4,456
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(12,118)	(23,357)
Property and equipment	(51)	(84)
Proceeds from sale or maturities of:
Held-to-maturity securities	205	383
Available-for-sale securities	13,895	18,384
Property and equipment	2	—
Other invested assets, net	(49)	(34)
Net cash provided by (used in) investing activities	1,884	(4,708)
Cash Flows from Financing Activities
Change in other policyholder funds	54	53
Repayments of long-term debt	—	(700)
Change in short-term notes payable	(500)	—
Dividends paid	(378)	(339)
Net cash used in financing activities	(824)	(986)
Net change in cash and cash equivalents	2,402	(1,238)
Cash and cash equivalents, beginning of year	7,368	6,763
Cash and cash equivalents, end of period	$9,770	$5,525
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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,519,798 at September 30, 2017 and 2,514,828 at September 30, 2016. The Company did not have any dilutive securities as of September 30, 2017 and 2016.

Reclassifications
Certain 2016 amounts have been reclassified from the prior year condensed consolidated financial statements to conform to the 2017 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At September 30, 2017, the net amount exceeding FDIC insured limits was $5,524,000 at two financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At September 30, 2017, the single largest balance due from one agent totaled $757,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At September 30, 2017 and December 31, 2016, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At September 30, 2017, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. The guidance eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its financial position, however, the Company does expect adoption of this guidance to increase variability in our results of operations as changes in unrealized gains and losses on equity investments will be reflected in consolidated statements of operations.

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

Derivatives and Hedging
In August 2017, the FASB guidance that amends and simplifies hedge accounting guidance in order to enable entities to better portray the economic results of their risk management activities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

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

NOTE 3 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of September 30, 2017 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$38,448	$1,244	$555	$39,137
Mortgage backed securities	9,882	128	181	9,829
Private label asset backed securities	9,917	329	13	10,233
Obligations of states and political subdivisions	14,153	476	77	14,552
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	19,010	276	214	19,072
Total fixed maturities	91,410	2,453	1,040	92,823
Equity securities	2,044	2,746	—	4,790
Total	$93,454	$5,199	$1,040	$97,613

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of September 30, 2017 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,681	$45	$—	$1,726
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	3	—	—	3
Total	$1,684	$45	$—	$1,729

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

The amortized cost and aggregate fair value of debt securities at September 30, 2017, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,160	$1,168
Due after one year through five years	16,753	17,015
Due after five years through ten years	30,876	31,471
Due after ten years	42,621	43,169
Total	$91,410	$92,823

Held-to-maturity securities:
Due in one year or less	$6	$6
Due after one year through five years	1	1
Due after five years through ten years	65	70
Due after ten years	1,612	1,652
Total	$1,684	$1,729

A summary of securities available-for-sale with unrealized losses as of September 30, 2017, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$6,445	$120	$5,345	$435	$11,790	$555	21
Mortgage backed securities	4,583	70	932	111	5,515	181	12
Private label asset backed securities	1,642	13	—	—	1,642	13	2
Obligations of state and political subdivisions	1,594	21	1,964	56	3,558	77	7
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	6,284	98	3,617	116	9,901	214	14
	$20,548	$322	$11,858	$718	$32,406	$1,040	56

There were no securities held-to-maturity with unrealized losses as of September 30, 2017.

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

Management has evaluated each security in a significant unrealized loss position.  The Company has no material exposure to sub-prime mortgage loans and approximately 6.53% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the nine months ended September 30, 2017 and year ended December 31, 2016, the Company realized no other-than-temporary impairments. At September 30, 2017, the single largest loss not realized as an impairment was in the bond portfolio and totaled $294,000. The second largest loss position was in the bond portfolio and totaled $52,000. The third largest loss position was in the bond portfolio and totaled $42,000. At December 31, 2016, the single largest loss not realized as an impairment was in the bond portfolio and totaled $340,000. The second largest loss position was in the bond portfolio and totaled $85,000. The third largest loss position was in the bond portfolio and totaled $66,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed maturities	$860	$895	$2,518	$2,744
Equity securities	24	23	72	77
Mortgage loans on real estate	2	4	7	11
Investment real estate	2	1	4	5
Policy loans	30	32	96	96
Company owned life insurance change in surrender value	38	27	95	80
Other	14	61	101	136
	970	1,043	2,893	3,149
Less: Investment expenses	31	38	98	124
Net investment income	$939	$1,005	$2,795	$3,025
Major categories of realized investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed maturities	$75	$78	$310	$338
Other, principally real estate	—	209	2	198
Net realized investment gains	$75	$287	$312	$536
An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$1,603	$343
Deferred income tax	(545)	(117)
Net change in unrealized appreciation on available-for-sale securities	$1,058	$226

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$39,137	$—	$39,137	$—
Mortgage backed securities	9,829	—	9,829	—
Private label asset backed securities	10,233	—	10,233	—
Obligations of states and political subdivisions	14,552	—	14,552	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	19,072	19,072	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	4,790	3,717	—	1,073
Total Financial Assets	$97,720	$22,896	$73,751	$1,073
Financial Liabilities
Interest rate swap	$(757)	$—	$—	$(757)
Total Financial Liabilities	$(757)	$—	$—	$(757)

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

As of September 30, 2017, Level 3 fair value measurements of assets include $1,073,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of September 30, 2017, Level 3 fair value measurements of liabilities include $757,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 (in thousands):

For the nine months ended September 30, 2017	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,258	$(1,030)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	114	273
Purchases:	46	—
Sales:	(345)	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,073	$(757)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2017:	$—	$—

For the nine months ended September 30, 2017, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017		December 31, 2016
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,684	$1,729	$1,890	$1,930
Mortgage loans	163	163	174	174
Policy loans	1,768	1,768	1,708	1,708
Company owned life insurance	4,959	4,959	4,864	4,864
Other invested assets	2,688	2,688	2,958	2,958
Liabilities and related instruments
Other policyholder funds	1,683	1,683	1,629	1,629
Short-term notes payable and current portion of long-term debt	1,300	1,300	1,800	1,800
Long-term debt	15,335	15,335	15,326	15,326

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Building and improvements	$3,379	$3,348
Electronic data processing equipment	1,559	1,548
Furniture and fixtures	508	515
	5,446	5,411
Less accumulated depreciation	3,636	3,531
Property and equipment, net	$1,810	$1,880
Depreciation expense for the nine months ended September 30, 2017 was $121,000 ($159,000 for the year ended December 31, 2016).

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

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $2,613,000 at September 30, 2017 and $2,402,000 at December 31, 2016.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of September 30, 2017	As of December 31, 2016
General expenses	$1,691	$1,685
Unearned premiums	2,225	2,046
Claims liabilities	782	746
AMT credit	1,390	1,230
NOL carryforward	500	—
Impairment on real estate owned	187	187
Unrealized loss on interest rate swaps	258	350
Deferred tax assets	7,033	6,244

Depreciation	(135)	(135)
Deferred policy acquisition costs	(2,872)	(2,839)
Unrealized gains on securities available-for-sale	(1,413)	(868)
Deferred tax liabilities	(4,420)	(3,842)
Net deferred tax asset	$2,613	$2,402

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Nine months ended September 30,
	2017	2016
Deferred policy acquisition costs	$33	$77
Unearned premiums	(179)	(167)
General expenses	(6)	3
Depreciation	—	6
Claims liabilities	(36)	(9)
AMT credit	(160)	361
NOL carryforward	(500)	—
Deferred income tax expense (benefit)	$(848)	$271

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Nine months ended September 30,
	2017	2016
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	1.5%	(1.4)%
Company owned life insurance	1.0%	(0.6)%
Small life deduction	10.0%	(5.9)%
Other, net	(4.5)%	0.2%
Effective federal income tax rate	42.0%	26.3%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30,	December 31,
	2017	2016
Current portion of installment note payable $1,000,000 due March 2017 with $800,000 due November 2017 with variable interest rate equal to the WSJ prime rate plus 0.5%. Unsecured.	$800	$1,800
Line of credit, $1,000,000 available, with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2018. Interest payments due monthly. Secured.	—	—
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity March 2018. Interest payments due quarterly. Unsecured.	500	—
	$1,300	$1,800
Long-term debt consisted of the following as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30,	December 31,
	2017	2016

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%; maturity November 2019. Annual installment payments beginning November 2017 with final balloon payment due November 30, 2019. Unsecured.	$3,200	$3,200

Subordinated debentures issued on December 15, 2005 with fixed interest rate of 8.83% each distribution period thereafter until December 15, 2015 when the coupon rate shall equal the 3-Month LIBOR plus 3.75% applied to the outstanding principal; net of $171,000 in debt issuance cost ($178,000 in 2016); maturity December 2035. Interest payments due quarterly. All may be redeemed at any time following the tenth anniversary of issuance. Unsecured.	9,108	9,101

Subordinated debentures issued on June 21, 2007 with a floating interest rate equal to the 3-Month LIBOR plus 3.40% applied to the outstanding principal; net of $66,000 in debt issuance cost ($68,000 in 2016); maturity June 15, 2037. Interest payments due quarterly. All may be redeemed at any time following the fifth anniversary of issuance. Unsecured.	3,027	3,025
	$15,335	$15,326

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

The swaps entered into in 2009 and 2010 have fair values of $90,000 (liability) and $667,000 (liability), respectively, for a total liability of $757,000 at September 30, 2017 ($1,030,000 at December 31, 2016).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $180,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at September 30, 2017.  A net valuation gain of $256,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2016.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At September 30, 2017, the Company has securities on deposit with fair market values of $1,461,000 (all of which is posted as collateral). At December 31, 2016, the Company had securities on deposit with fair market values of $1,466,000 and cash of $231,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Nine months ended September 30,
	2017	2016
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$7,531	$9,645
Less reinsurance recoverable on unpaid losses	1,184	1,380
Net balances at beginning of year	6,347	8,265
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	32,867	25,987
Estimated claims and claim adjustment expenses for claims arising in prior years	(1,355)	(1,673)
Total increases	31,512	24,314
Claims and claim adjustment expense payments for claims arising in:
Current year	26,275	20,923
Prior years	3,041	4,650
Total payments	29,316	25,573
Net balance at end of period	8,543	7,006
Plus reinsurance recoverable on unpaid losses	354	427
Claims and claim adjustment expense reserves at end of period	$8,897	$7,433

The increase in claim and claim adjustment expense reserves before reinsurance recoverable is primarily due to the increase in catastrophe losses during the period. The estimate for claims arising in prior years was reduced $1,355,000 in 2017 (reduced $1,673,000 in 2016) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves

The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $365,000 at September 30, 2017 ($391,000 at December 31, 2016). These claims are a component of policy and contract claims which totaled $923,000 at September 30, 2017 ($1,008,000 at December 31, 2016).

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

The Company's catastrophe reinsurance contract allows for one reinstatement. The Company maintains reinstatement premium protection (RPP) to cover reinstatement premiums incurred. The RPP further reduces risk from a major catastrophe and serves to protect the Company's capital position by reducing the modeled 100 year event net cost.

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

At September 30, 2017, the largest reinsurance recoverable of a single reinsurer was $322,000 ($332,000 at December 31, 2016). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the nine months ended September 30, 2017 and 2016 amounted to $144,000 and $155,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

In January 2006, the Company established a non-qualified plan under which directors are allowed to defer all or a portion of directors' fees into various investment options. The supplemental executive retirement plan (SERP) became effective March 1, 2008 and covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited to the non-qualified deferred compensation plans for the nine months ended September 30, 2017 and 2016 amounted to approximately $215,000 and $176,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable its eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $268,000 costs incurred during the nine months ended September 30, 2017 and $188,000 costs incurred during the nine months ended September 30, 2016 related to ESOP plan contributions. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated shares directly to the plan and the plan has no debt.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

NOTE 11 – SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2017 and year ended December 31, 2016, changes in shareholders' equity consisted of net loss of $1,872,000 and net income of $3,063,000, respectively; dividends paid of $378,000 in 2017 and $452,000 in 2016; increases in accumulated other comprehensive income, net of applicable taxes, of $1,238,000 in 2017 and increases in accumulated other comprehensive income, net of applicable taxes, of $482,000 in 2016.  Other comprehensive gains and loss consisted of accumulated unrealized gains and losses on securities available-for-sale and unrealized loss on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,522,312	2,522,312	3,000,000	2,517,339	2,517,339

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Nine months ended September 30,
	2017	2016
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(679)	$(935)
Other comprehensive loss for period:
Other comprehensive gain before reclassifications	180	53
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income	180	53
Balance at end of period	$(499)	$(882)
Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$1,686	$1,460
Other comprehensive income for period:
Other comprehensive income before reclassifications	1,263	2,580
Amounts reclassified from accumulated other comprehensive income	(205)	(223)
Net current period other comprehensive income	1,058	2,357
Balance at end of period	$2,744	$3,817
Total Accumulated Other Comprehensive Income at end of period	$2,245	$2,935

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2017 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$310	Net realized investment gains
	310	Total before tax
	(105)	Tax (expense) or benefit
	$205	Net of Tax

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2016 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$338	Net realized investment gains
	338	Total before tax
	(115)	Tax (expense) or benefit
	$223	Net of Tax

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

Management organizes the business utilizing a niche strategy focusing on lower valued dwellings and older homes that can be difficult to insure in the standard insurance market.  Our chief decision makers (Chief Executive Officer, Chief Financial Officer and President) review results and operating plans making decisions on resource allocations on a company-wide basis.  The Company’s products are primarily produced through independent agents within the states in which we operate.

The Company’s life and accident and health operations comprise the second business segment.  The life and accident and health insurance segment consists of two lines of business: traditional life insurance and supplemental accident and health insurance.

Total assets by industry segment at September 30, 2017 and at December 31, 2016 are summarized below (dollars in thousands):

	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

September 30, 2017	$151,315	$83,884	$60,758	$6,673

December 31, 2016	$148,579	$82,647	$58,689	$7,243

Premium revenues and operating income by business segment for the three and nine months ended September 30, 2017 and 2016 are summarized below (dollars in thousands):

Three months ended September 30, 2017	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,467	$13,893	$1,574	$—
Net investment income	939	417	505	17
Net realized investment gains (losses)	75	63	12	—
Other income	150	149	1	—
	16,631	14,522	2,092	17
BENEFITS AND EXPENSES
Policyholder benefits paid	11,184	9,865	1,319	—
Amortization of deferred policy acquisition costs	706	694	12	—
Commissions	2,096	2,015	81	—
General and administrative expenses	2,398	1,634	547	217
Taxes, licenses and fees	709	669	40	—
Interest expense	320	—	13	307
	17,413	14,877	2,012	524
Income (Loss) Before Income Taxes	$(782)	$(355)	$80	$(507)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

Three months ended September 30, 2016	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,675	$14,016	$1,659	$—
Net investment income	1,005	449	540	16
Net realized investment gains	287	81	206	—
Other income	152	151	1	—
	17,119	14,697	2,406	16
BENEFITS AND EXPENSES
Policyholder benefits paid	10,082	8,466	1,616	—
Amortization of deferred policy acquisition costs	758	696	62	—
Commissions	2,088	1,999	89	—
General and administrative expenses	2,026	1,428	400	198
Taxes, licenses and fees	529	482	47	—
Interest expense	339	—	19	320
	15,822	13,071	2,233	518
Income (Loss) Before Income Taxes	$1,297	$1,626	$173	$(502)

Nine months ended September 30, 2017	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$45,838	$41,131	$4,707	$—
Net investment income	2,795	1,195	1,551	49
Net realized investment gains (losses)	312	123	189	—
Other income	447	444	3	—
	49,392	42,893	6,450	49
BENEFITS AND EXPENSES
Policyholder benefits paid	34,911	31,057	3,854	—
Amortization of deferred policy acquisition costs	2,470	2,083	387	—
Commissions	5,947	5,728	219	—
General and administrative expenses	6,410	4,511	1,165	734
Taxes, licenses and fees	1,915	1,736	179	—
Interest expense	969	—	52	917
	52,622	45,115	5,856	1,651
Income (Loss) Before Income Taxes	$(3,230)	$(2,222)	$594	$(1,602)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

Nine months ended September 30, 2016	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$46,067	$41,263	$4,804	$—
Net investment income	3,025	1,357	1,620	48
Net realized investment gains	536	266	270	—
Other income	456	454	2	—
	50,084	43,340	6,696	48
BENEFITS AND EXPENSES
Policyholder benefits paid	27,991	23,905	4,086	—
Amortization of deferred policy acquisition costs	2,451	2,087	364	—
Commissions	6,313	6,035	278	—
General and administrative expenses	6,313	4,553	1,215	545
Taxes, licenses and fees	1,703	1,546	157	—
Interest expense	1,017	—	57	960
	45,788	38,126	6,157	1,505
Income (Loss) Before Income Taxes	$4,296	$5,214	$539	$(1,457)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Life, accident and health operations premiums written:
Traditional life insurance	$1,081	$1,112	$3,319	$3,355
Accident and health insurance	550	562	1,379	1,389
Gross life, accident and health	1,631	1,674	4,698	4,744
Reinsurance premium ceded	(23)	(10)	(66)	(58)
Net life, accident and health premiums written	$1,608	$1,664	$4,632	$4,686
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$9,427	$8,947	$28,898	$27,855
Homeowners (Including mobile homeowners)	5,651	6,017	17,687	18,403
Other liability	537	528	1,670	1,621
Gross property and casualty	15,615	15,492	48,255	47,879
Reinsurance premium ceded	(1,724)	(1,516)	(4,533)	(4,215)
Net property and casualty written	$13,891	$13,976	$43,722	$43,664
Consolidated gross premiums written	$17,246	$17,166	$52,953	$52,623
Reinsurance premium ceded	(1,747)	(1,526)	(4,599)	(4,273)
Consolidated net premiums written	$15,499	$15,640	$48,354	$48,350

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2016 AMOUNTS)

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Life, accident and health operations premiums earned:
Traditional life insurance	$1,049	$1,108	$3,395	$3,475
Accident and health insurance	548	561	1,378	1,387
Gross life, accident and health	1,597	1,669	4,773	4,862
Reinsurance premium ceded	(23)	(10)	(66)	(58)
Net life, accident and health premiums earned	$1,574	$1,659	$4,707	$4,804
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,218	$8,941	$27,066	$26,410
Homeowners (Including mobile homeowners)	5,715	5,923	17,179	17,710
Other liability	532	515	1,572	1,511
Gross property and casualty	15,465	15,379	45,817	45,631
Reinsurance premium ceded	(1,572)	(1,363)	(4,686)	(4,368)
Net property and casualty earned	$13,893	$14,016	$41,131	$41,263
Consolidated gross premiums earned	$17,062	$17,048	$50,590	$50,493
Reinsurance premium ceded	(1,595)	(1,373)	(4,752)	(4,426)
Consolidated net premiums earned	$15,467	$15,675	$45,838	$46,067

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

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2017 was $819,000 ($823,000 in 2016). There was no cash paid for income taxes during the nine months ended September 30, 2017 ($750,000 in 2016).

During the nine months ended September 30, 2017, non-cash changes in equity included $5,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $71,000 increase in additional paid-in capital.

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

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of September 30, 2017, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2017 and 2016 and the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2017 and the statement of cash flows for the nine-month periods ended September 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2016, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Birmingham, Alabama
November 13, 2017

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three month and nine month periods ended September 30, 2017 and 2016.

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

The National Security Group, Inc. operates in ten states with 47.5% of total premium revenue generated in the states of Alabama and Mississippi.  The Company is made up of the following two segments:

•
The Property and Casualty (P&C) segment is the most significant segment, accounting for 90.6% of gross earned premium in 2017.  The P&C segment has insurance in-force in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•
The Life segment accounted for 9.4% of gross premium revenue in 2017. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

The property and casualty subsidiaries have been assigned a Financial Stability Rating by Demotech, Inc. On August 22, 2017, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

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

Overview-Three and Nine Months September 30, 2017 compared to Three and Nine Months Ended September 30, 2016

Summary:

For the three months ended September 30, 2017, the Company had a net loss of $557,000, $0.22 loss per share, compared to net income of $930,000, $0.37 income per share, for the three months ended September 30, 2016. The pretax loss from operations in third quarter of 2017 totaled $857,000 compared to pretax income from operations of $1,010,000 in the third quarter of 2016. Results for the third quarter of 2017 were negatively impacted by losses reported from Hurricane Irma. On September 10, 2017, Hurricane Irma made US landfall in the Florida Keys and impacted our policyholders in Alabama, Georgia, South Carolina and Tennessee. Georgia was the primary state in our coverage area impacted by Hurricane Irma comprising over 85% of reported claims to date. The impact of this catastrophe led to $2,718,000 in reported losses and contributed to a $1,984,000 increase in quarterly P&C segment catastrophe losses, compared to third quarter 2016. Total catastrophe related losses from all catastrophe events in the third quarter of 2017 were $3,626,000 compared to $1,642,000 in the third quarter of 2016.

For the nine months ended September 30, 2017, the Company had a net loss of $1,872,000, $0.74 loss per share, compared to net income of $3,167,000, $1.26 income per share, for the nine months ended September 30, 2016, a period over period decrease of $5,039,000. The year to date pretax loss from operations in 2017 totaled $3,542,000 compared to pretax income from operations of $3,760,000 in 2016. Results for 2017 were negatively impacted by an increased frequency of severe thunderstorm activity, which generated widespread wind, hail and tornado damage to insured property across the Southeastern United States throughout the nine-month period. In addition, our P&C segment was negatively impacted by losses reported from Hurricane Irma. This increased frequency of severe thunderstorm activity in 2017 coupled with Hurricane Irma claims led to a year over year increase of $7,679,000 in P&C segment catastrophe losses, compared to 2016. For the nine months ended September 30, year to date reported catastrophe related losses in 2017 were $12,804,000 compared to $5,125,000 for the same period in 2016. Partially offsetting the increase in P&C segment storm losses in the first nine months of 2017 was a decline in fire losses of $1,444,000 compared to the same period last year.

Financial results for the three and nine months ended September 30, 2017 and 2016 were as follows:

Consolidated Financial Summary	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Gross premiums written	$17,246	$17,166	$52,953	$52,623
Net premiums written	$15,499	$15,640	$48,354	$48,350

Net premiums earned	$15,467	$15,675	$45,838	$46,067
Net investment income	939	1,005	2,795	3,025
Net realized investment gains	75	287	312	536
Other income	150	152	447	456
Total Revenues	16,631	17,119	49,392	50,084
Policyholder benefits and settlement expenses	11,184	10,082	34,911	27,991
Amortization of deferred policy acquisition costs	706	758	2,470	2,451
Commissions	2,096	2,088	5,947	6,313
General and administrative expenses	2,398	2,026	6,410	6,313
Taxes, licenses and fees	709	529	1,915	1,703
Interest expense	320	339	969	1,017
Total Benefits, Losses and Expenses	17,413	15,822	52,622	45,788
Income (Loss) Before Income Taxes	(782)	1,297	(3,230)	4,296
Income tax expense (benefit)	(225)	367	(1,358)	1,129
Net Income (Loss)	$(557)	$930	$(1,872)	$3,167
Income (Loss) Per Common Share	$(0.22)	$0.37	$(0.74)	$1.26
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$(557)	$930	$(1,872)	$3,167
Income tax expense (benefit)	(225)	367	(1,358)	1,129
Realized investment gains, net	(75)	(287)	(312)	(536)
Pretax Income (Loss) From Operations	$(857)	$1,010	$(3,542)	$3,760

Three-month period ended September 30, 2017 compared to three-month period ended September 30, 2016

Premium Revenue:
For the quarter ended September 30, 2017, net premiums earned were down $208,000 at $15,467,000 compared to $15,675,000 in the third quarter of 2016. The decrease in net premium earned was due to a 15.3% increase in ceded premium associated with our catastrophe reinsurance coverage in the P&C segment. In addition, net premium earned was down 5.1% in the life segment for the third quarter of 2017 compared to the same period last year.

Net Income (Loss):
For the three months ended September 30, 2017, the Company had a net loss of $557,000, $0.22 loss per share, compared to net income of $930,000, $0.37 income per share, for the same period in 2016, a decrease of $1,487,000. As discussed in the summary above, an increase in third quarter catastrophe losses in the P&C segment from Hurricane Irma was the primary factor contributing to the decline in net income.

Pretax Income (Loss) from Operations:
For the quarter ended September 30, 2017, pretax loss from operations was $857,000 compared to pretax income of $1,010,000 for the quarter ended September 30, 2016, a decrease of $1,867,000. Losses from storm related catastrophe events totaled $3,626,000 in the third quarter of 2017 compared to $1,642,000 for the same period last year. The single largest catastrophe event in the third quarter of 2017 was Hurricane Irma which generated $2,718,000 in storm losses from 832 reported claims. In comparison, the single largest catastrophe event in the third quarter of 2016 was a mid-August severe thunderstorm event that totaled $647,000 from 262 reported claims. The Company also strengthened P&C reserves for unreported losses as an estimate of additional reported claim development associated with third quarter storm activity. This reserve strengthening increased third quarter 2017 policyholder benefits by $500,000.

P&C Segment Combined Ratio:
The P&C segment ended the third quarter of 2017 with a combined ratio of 105.9% with catastrophe losses totaling $3,626,000 and increasing the third quarter combined ratio by 25.8 percentage points. In comparison, third quarter 2016 cat events added $1,642,000 to prior year policyholder benefits and settlement expenses. The P&C segment ended the third quarter of 2016 with a combined ratio of 92.3% with catastrophe losses contributing 11.6 percentage points to the combined ratio.

Nine-month period ended September 30, 2017 compared to nine-month period ended September 30, 2016

Premium Revenue:
For the nine-month period ended September 30, 2017, net premiums earned were down $229,000 at $45,838,000 compared to $46,067,000 for the same period in 2016. The decrease in net premium earned was due to a 0.4% increase in gross premium earned in the P&C segment which was offset by a 7.3% increase in ceded premium associated with an increase in catastrophe reinsurance cost in the P&C segment. In addition, net earned premium in the life segment was down 2.0% in 2017 compared to the same period in 2016.

Net Income (Loss):
For the nine-month period ended September 30, 2017, the Company had a net loss of $1,872,000, $0.74 loss per share, compared to net income of $3,167,000, $1.26 income per share, for the same period in 2016, a decrease of $5,039,000. An increased frequency of catastrophe losses related to widespread thunderstorm activity, coupled with reported losses from Hurricane Irma, were the primary factors contributing to the decline in year to date net income. We have incurred catastrophe losses from 24 cat events in 2017 compared to losses from 18 cat events in 2016.

Pretax Income (Loss) from Operations:
For the nine-month period ended September 30, 2017, pretax loss from operations was $3,542,000 compared to pretax income of $3,760,000 for the period ended September 30, 2016, a decrease of $7,302,000. Losses reported from catastrophe events totaled $12,804,000 in 2017 compared to $5,125,000 for the same period last year. The single largest catastrophe event in 2017 was Hurricane Irma which heavily impacted Georgia along with several other states and generated $2,718,000 in insured losses from 832 claims. In comparison, the single largest catastrophe event in 2016 was a February severe thunderstorm event that totaled $1,042,000 from 240 claims and primarily impacted the state of Louisiana. The Company also strengthened P&C reserves for unreported losses as an estimate of additional reported claim development associated with Hurricane Irma. This reserve strengthening increased year to date 2017 policyholder benefits by $500,000.

P&C Segment Combined Ratio:
The P&C segment ended the first nine months of 2017 with a combined ratio of 108.5% with reported catastrophe losses totaling $12,804,000 and increasing the combined ratio by 30.8 percentage points. In comparison, 2016 reported cat event losses added $5,125,000 to prior year policyholder benefits and settlement expenses. The P&C segment ended the first nine months of 2016 with a combined ratio of 91.4% with catastrophe losses contributing 12.3 percentage points to the combined ratio.

Overview - Balance Sheet highlights at September 30, 2017 compared to December 31, 2016

Selected Balance Sheet Highlights	September 30, 2017	December 31, 2016
(dollars in thousands)	(UNAUDITED)
Invested Assets	$112,203	$113,156
Cash	$9,770	$7,368
Total Assets	$151,315	$148,579
Policy Liabilities	$80,687	$76,174
Total Debt	$16,635	$17,126
Accumulated Other Comprehensive Income	$2,245	$1,007
Shareholders' Equity	$47,116	$48,052
Book Value Per Share	$18.68	$19.09

Invested Assets:
Invested assets as of September 30, 2017 were $112,203,000, down $953,000 or 0.8%, compared to $113,156,000 as of December 31, 2016. Growth of invested assets was adversely impacted by increased claim payments associated with losses from catastrophe events in 2017, a decline in cash flow from operations and the maintenance of higher levels of liquidity due to the increase in P&C segment insurance claims throughout the first nine months of 2017.

Cash:
The Company, primarily through its insurance subsidiaries, had $9,770,000 in cash and cash equivalents at September 30, 2017, compared to $7,368,000 at December 31, 2016. The moderate increase in cash was due to an increase in cash flow provided from investments and delays in the reinvestment of invested assets due to increased storm activity in 2017.

Total Assets:
Total assets as of September 30, 2017 were $151,315,000 compared to $148,579,000 at December 31, 2016. While total assets increased in 2017, growth was negatively impacted by increased loss payments associated with the higher frequency of catastrophe events.

Policy Liabilities:
Policy liabilities were $80,687,000 at September 30, 2017 compared to $76,174,000 at December 31, 2016; an increase of $4,513,000 or 5.9%. The primary reasons for the increase in policy liabilities in 2017 compared to 2016 were a $1,366,000 increase in P&C segment claims, primarily from Hurricane Irma, coupled with a $2,626,000 increase in unearned premiums. Due to the timing of insurance renewals across our entire book of P&C segment business, unearned premium tends to peak during the second and third quarters and decline as yearend approaches, which is the primary factor contributing to the increase in unearned premium at September 30, 2017 compared to December 31, 2016.

Debt Outstanding:
Total debt at September 30, 2017 was $16,635,000 compared to $17,126,000 at December 31, 2016. Debt was reduced $491,000 during the first nine months of 2017 due to a reduction in short-term debt outstanding. The improvement of balance sheet strength through reduction of debt continues to be a primary focus of management.

Shareholders' Equity:
Shareholders' equity as of September 30, 2017 was $47,116,000, down $936,000, compared to December 31, 2016 Shareholders' equity of $48,052,000. Book value per share was $18.68 at September 30, 2017, compared to $19.09 per share at December 31, 2016, a decrease of $0.41. Despite the adverse impact of multiple catastrophe events in 2017, as well as Hurricane Irma losses, the Company had only a 2.1% decrease in book value per share and a 1.9% decrease in Shareholders' Equity during the first nine months of 2017. The primary factor contributing to the decrease in Shareholders' equity was a net loss of $1,872,000. In addition, Shareholders' equity was also reduced by dividends paid of $378,000. Offsetting the decreases was an increase in accumulated other comprehensive income of $1,238,000. The increase in accumulated other comprehensive income was driven by increases in market values of available-for-sale investment securities.

Three month period ended September 30, 2017 compared to three month period ended September 30, 2016

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,		Percent
(dollars in thousands)	2017	2016	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,049	$1,108	(5.3)%
Accident and health insurance	548	561	(2.3)%
Gross life, accident and health	1,597	1,669	(4.3)%
Reinsurance premium ceded	(23)	(10)	130.0%
Net life, accident and health premiums earned	$1,574	$1,659	(5.1)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,218	$8,941	3.1%
Homeowners (Including mobile homeowners)	5,715	5,923	(3.5)%
Other liability	532	515	3.3%
Gross property and casualty	15,465	15,379	0.6%
Reinsurance premium ceded	(1,572)	(1,363)	15.3%
Net property and casualty premiums earned	$13,893	$14,016	(0.9)%

Consolidated gross premiums earned	$17,062	$17,048	0.1%
Reinsurance premium ceded	(1,595)	(1,373)	16.2%
Consolidated net premiums earned	$15,467	$15,675	(1.3)%

Consolidated net premium earned was down 1.3% for the quarter ended September 30, 2017, at $15,467,000 compared to $15,675,000 for the quarter ended September 30, 2016. The decrease in net premium earned was due to a 5.1% decrease in net premium earned in the life segment coupled with a 0.9% decrease in net premium earned in the P&C segment. Growth in P&C premium revenue has moderated as we have placed increased focus on rate adequacy and rate increases over the past three years has slowed our rate of premium growth. A 15.3% increase in catastrophe reinsurance cost in the P&C segment also contributed to the decline in net premium earned in the P&C segment. The increase in catastrophe reinsurance cost was due to a 5.5% catastrophe reinsurance rate increase in our 2017 calendar year contract renewal.

Investment Income:
For the three months ended September 30, 2017, net investment income was $939,000 compared to $1,005,000 for the same period in 2016; a decrease of $66,000 or 6.6%. While investment yields have increased moderately in 2017, overall reinvestment rates for fixed income securities continue to be below the rates obtained on maturing investments, especially in our life segment, which puts moderate downward pressure on our book yield on our investment portfolio.

Realized Investment Gains and Losses:
Realized investment gains, for the three months ended September 30, 2017, were $75,000 compared to $287,000 for the same period in 2016. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other Income:
Other income was comparable at $150,000 for the three months ended September 30, 2017, compared to $152,000 for the same period in 2016; a decrease of $2,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percent of total revenue, other income was 0.9% for the third quarter of 2017 and 2016.

Policyholder Benefits:
Policyholder claims were $11,184,000 for the three months ended September 30, 2017, compared to $10,082,000 for the three months ended September 30, 2016; an increase of $1,102,000 or 10.9%. Claims as a percentage of premium earned was 72.3% in the third quarter of 2017 compared to 64.3% in the third quarter of 2016. A significant increase in catastrophe losses generated from Hurricane Irma was the primary factor contributing to the increase in policyholder benefits in the third quarter of 2017. Offsetting the Hurricane Irma losses was a decline in P&C segment fire losses totaling $1,365,000 for the third quarter of 2017 compared to the same period in 2016.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three months ended September 30, 2017 and 2016 (dollars in thousands). (Note: this table includes both reported claims from catastrophe events incurred in the third quarter and development of first and second quarter catastrophe events from claims reported in the third quarter of each year):

For the three months ended September 30, 2017			For the three months ended September 30, 2016
Cat Event	Reported Losses & LAE	Claim Count	Cat Event	Reported Losses & LAE	Claim Count
Cat 11 (Jan 1-3)	$(1)	—	Cat 16 (Feb 22-24)	$(12)	1
Cat 13 (Jan 18-22)	16	3	Cat 17 (Mar 5-11)	(6)	—
Cat 19 (Feb 28-Mar 2)	11	3	Cat 22 (Mar 30-Apr 1)	5	2
Cat 20 (Mar 6-9)	—	—	Cat 27 (Apr 25-28)	(10)	(1)
Cat 21 (Mar 21-22)	18	7	Cat 28 (Apr 29-May 3)	47	11
Cat 22 (Mar 26-28)	10	3	Cat 29 (May 7-10)	53	4
Cat 24 (Apr 2-3)	6	3	Cat 31 (May 16-19)	30	1
Cat 25 (Apr 4-6)	59	13	Cat 32 (May 26-28)	(1)	2
Cat 28 (Apr 21-25)	27	5	Cat 35 (Jun 16-18)	85	7
Cat 30 (Apr 28-May 1)	36	10	Cat 40 (July 13-15)	311	87
Cat 31 (May 3-5)	21	6	Cat 44 (Aug 11-13)	647	262
Cat 32 (May 8-11)	20	6	Cat 46 (Aug 31-Sept 4)	357	114
Cat 33 (May 15-18)	58	6
Cat 34 (May 27-28)	37	6
Cat 38 (June 2-4)	7	11
T.S. Cindy (June 21-25)	155	12
Cat 42 (Aug 5-8)	120	42
Cat 43 (Aug 25-31)	288	73
Cat 44 (Sept 11-15)	2,718	832
Misc cats less than $100k	20	1	Misc cats less than $100k	136	44
Total Cat losses	$3,626	1,042	Total Cat losses	$1,642	534

Non-cat wind & hail	$1,862	584	Non-cat wind & hail	$1,574	538

During the third quarter of 2017, the P&C segment was impacted by three catastrophe events and development on 21 catastrophe events from first and second quarter of 2017 totaling $3,626,000 from 1,042 claims. Net of tax, these losses reduced third quarter net income by $2,393,000 or $0.95 per share. Third quarter 2017 catastrophe events and first and second quarter 2017 cat event development contributed 25.8 percentage points to the third quarter P&C combined ratio. In comparison, the P&C segment was impacted by five catastrophe events and development on 13 catastrophe events from first and second quarter of 2016 totaling $1,642,000 from 534 claims. Net of tax, these losses reduced third quarter 2016 net income by $1,084,000 or $0.43 per share. Third quarter 2016 catastrophe events and first and second quarter 2016 cat event development contributed 11.6 percentage points to the third quarter 2016 P&C combined ratio.

In the third quarter of 2017, our catastrophe losses were above normal with the increase primarily driven by losses incurred from Hurricane Irma. According to the National Hurricane Center, Hurricane Irma was one of the strongest Atlantic basin hurricanes ever recorded. At its peak, Hurricane Irma registered wind speeds of 185 miles per hour, making it an intense Category 5 storm. On September 10, 2017, Hurricane Irma made landfall in the Florida Keys as a Category 4 storm. After moving north through the Florida peninsula, Hurricane Irma impacted our policyholders in Alabama, Georgia, South Carolina and Tennessee. Georgia was the primary state in our coverage area impacted by Hurricane Irma comprising over 85% of reported claims to date. Hurricane Irma contributed $2,718,000 in reported losses in the P&C segment during the third quarter from 832 claims. In addition to reported claims, the Company recorded an additional $500,000 reserve estimate for claims incurred but not yet reported associated with Hurricane Irma.

Non-catastrophe wind and hail claims reported in the third quarter of 2017 totaled $1,862,000 compared to non-catastrophe wind and hail claims reported in the third quarter of 2016 totaling $1,574,000; an increase of $288,000 or 18.3%. During the three months ended September 30, 2017, the P&C segment had 584 non-cat wind and hail claims reported (an average of $3,200 per claim) compared to 538 claims reported during the three months ended September 30, 2016 (an average of $2,900 per claim). Non-cat wind and hail claims reported during the third quarter of 2017 accounted for 18.9% of total P&C segment incurred losses in the current year. Non-cat wind and hail claims reported during the third quarter of 2016 accounted for 18.6% of total P&C segment incurred losses in 2016.

While overall policyholder benefit payments were up in the property and casualty segment due to a higher frequency of cat event losses and non-cat wind and hail losses, fire losses reported in the third quarter of 2017 were down $1,365,000 or 31.6% compared to fire losses reported during the third quarter of 2016. The P&C segment had 102 fire losses reported in the third quarter of 2017 totaling $2,949,000 compared to 138 claims reported in the third quarter of 2016 totaling $4,314,000. The average cost per claim was $28,900 for fire losses reported in the third quarter of 2017 compared to $31,300 for fire losses reported in the third quarter of 2016.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended September 30, 2017, policy acquisition costs were $2,802,000 compared to $2,846,000 for the same period in 2016; a decrease of $44,000 or 1.5%. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were 18.1% in the third quarter of 2017 compared to 18.2% for the same period in 2016.

General Expenses:
General and administrative expenses were $2,398,000 in the third quarter of 2017 compared to $2,026,000 in the third quarter of 2016; a $372,000 or 18.4% increase. As a percent of net premium, general and administrative expenses were 15.5% in third quarter 2017 compared to 12.9% in third quarter 2016. The primary reason for the increase in general and administrative expense in the third quarter of 2017 compared to the same period in the prior year was an increase in actuarial fees in the P&C segment primarily associated with increased rate development expenses.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $709,000 for the three months ended September 30, 2017, compared to $529,000 for the same period in 2016. As a percentage of net premiums earned, insurance taxes, licenses and fees were 4.6% for the three months ended September 30, 2017 compared to 3.4% for the three months ended September 30, 2016. The primary reason for the increase is taxes, licenses and fees in the third quarter of 2017 compared to the third quarter of 2016 was a one time charge for state taxes in the P&C segment totaling $185,000.

Interest Expense:
Interest expense for the third quarter of 2017 was $320,000 compared to $339,000 for the same period in 2016. A reduction in total debt outstanding over the past twelve months was the primary factor contributing to the $19,000 decrease.

Income Taxes:
For the three month period ended September 30, 2017, the Company had a pretax loss of $782,000 compared to pretax income of $1,297,000 for the same period in 2016. The $225,000 tax benefit for the third quarter of 2017 consisted of current tax expense of $387,000 and deferred tax benefit of $612,000. The $367,000 tax expense for the third quarter of 2016 consisted of current tax expense of $238,000 and deferred tax expense of $129,000.

Net Income (Loss):
The Company ended the third quarter of 2017 with a net loss of $557,000 compared to net income of $930,000 for the same period in 2016. As discussed in detail above, the primary reason for the third quarter 2017 net loss compared to third quarter 2016 net income was an increase in cat event losses in the P&C segment; primarily related to Hurricane Irma.

Nine month period ended September 30, 2017 compared to nine month period ended September 30, 2016:

Premium Revenue:
The table below provides earned premium revenue by segment for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,		Percent
(dollars in thousands)	2017	2016	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$3,395	$3,475	(2.3)%
Accident and health insurance	1,378	1,387	(0.6)%
Gross life, accident and health	4,773	4,862	(1.8)%
Reinsurance premium ceded	(66)	(58)	13.8%
Net life, accident and health premiums earned	$4,707	$4,804	(2.0)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$27,066	$26,410	2.5%
Homeowners (Including mobile homeowners)	17,179	17,710	(3.0)%
Other liability	1,572	1,511	4.0%
Gross property and casualty	45,817	45,631	0.4%
Reinsurance premium ceded	(4,686)	(4,368)	7.3%
Net property and casualty premiums earned	$41,131	$41,263	(0.3)%

Consolidated gross premiums earned	$50,590	$50,493	0.2%
Reinsurance premium ceded	(4,752)	(4,426)	7.4%
Consolidated net premiums earned	$45,838	$46,067	(0.5)%

Consolidated net premium earned was down 0.5% for the year ended September 30, 2017, at $45,838,000 compared to $46,067,000 for the year ended September 30, 2016; a decrease of $229,000. The decrease in net premium earned was due to a 2.0% decrease in net premium earned in the life segment coupled with a 0.3% decrease in net premium earned in the P&C segment. A 7.3% increase in catastrophe reinsurance cost in the P&C segment also contributed to the decline in net premium earned in the P&C segment. The increase in catastrophe reinsurance cost was due to a 5.5% catastrophe reinsurance rate increase in our 2017 calendar year contract renewal.

An increased focus on rate adequacy in our P&C segment over the past four years has decreased our rate of growth in gross premium earned. This focus on rate adequacy has resulted in rate increases across most states and lines of business in which we operate. However, as more of our programs in various states are reaching rate adequacy, we will likely be able to implement moderate rate reductions in some of our programs beginning in late 2017, which we expect to improve our gross written premium growth. In addition, it should be noted that we are experiencing some increases in competitive pressures in our markets but we will not be overly aggressive in chasing market share at rates that are inadequate to maintain long-term underwriting profitability. While our 2017 results to date have been disappointing, we believe that our focus on rate adequacy mitigated the impact on our underwriting results and was a primary factor in maintaining our strong capital position despite the increased frequency of 2017 catastrophe losses.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. With our 2017 catastrophe contract placement, our catastrophe retention remained unchanged from last year at $4 million and, also unchanged from last year, we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million. Our catastrophe reinsurance has a reinstatement provision for one event and covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million (net of reinsurance). It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple smaller catastrophe events, such as those experienced in 2017, that individually may not exceed our $4 million retention and would not be covered under our catastrophe reinsurance contract. While 2017 has a high frequency of catastrophe related losses, no single event approached our $4 million retention under our catastrophe reinsurance coverage.

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

Investment Income:
For the nine months ended September 30, 2017, net investment income was $2,795,000 compared to $3,025,000 for the same period in 2016; a decrease of $230,000. The primary reason for the decrease in net investment income in the first nine months of 2017 compared to the same period in 2016 was a decline in fixed income investments in the P&C segment associated with reductions in cash flow from increased storm activity over the last twelve months.

Realized Investment Gains and Losses:
For the nine months ended September 30, 2017, the Company had net realized capital gains totaling $312,000 compared to $536,000 for the same period in 2016. The $224,000 decrease was primarily associated with sales of fixed income investments. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and therefore can vary significantly from quarter to quarter and year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year.

Other Income:
Other income was $447,000 for the nine months ended September 30, 2017, compared to $456,000 for the same period in 2016; a decrease of $9,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percentage of total revenue, other income was 0.9% in 2017 and 2016.

Policyholder Benefits:
Policyholder claims were $34,911,000 for the nine months ended September 30, 2017, compared to $27,991,000 for the nine months ended September 30, 2016; an increase of $6,920,000 or 24.7%. Claims as a percentage of premium earned was 76.2% in 2017 compared to 60.8% in 2016. Policyholder benefits were up due to an increase in P&C segment claims in the first nine months of 2017 compared to the same period in 2016. The increase in P&C segment claims were from a $7,679,000 increase in reported catastrophe event losses. However, offsetting the increase in cat losses were a decline in reported fire claims totaling $1,444,000 in the P&C segment.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 11 (Jan 1-3)	$800	180	Cat 16 (Feb 22-24)	$1,042	240
Cat 13 (Jan 18-22)	2,141	370	Cat 17 (Mar 5-11)	323	101
Cat 19 (Feb 28-Mar 2)	558	145	Cat 22 (Mar 30-Apr 1)	209	57
Cat 20 (Mar 6-9)	128	43	Cat 27 (Apr 25-28)	189	47
Cat 21 (Mar 21-22)	306	76	Cat 28 (Apr 29-May 3)	593	120
Cat 22 (Mar 26-28)	424	75	Cat 29 (May 7-10)	255	28
Cat 24 (Apr 2-3)	774	153	Cat 31 (May 16-19)	170	31
Cat 25 (Apr 4-6)	671	165	Cat 32 (May 26-28)	143	15
Cat 28 (Apr 21-25)	434	68	Cat 35 (Jun 16-18)	438	99
Cat 30 (Apr 28-May 1)	798	179	Cat 40 (July 13-15)	311	87
Cat 31 (May 3-5)	504	103	Cat 44 (Aug 11-13)	647	262
Cat 32 (May 8-11)	275	53	Cat 46 (Aug 31-Sept 4)	357	114
Cat 33 (May 15-18)	342	54
Cat 34 (May 27-28)	633	83
Cat 38 (June 2-4)	154	52
T.S. Cindy (June 21-25)	517	102
Cat 42 (Aug 5-8)	120	42
Cat 43 (Aug 25-31)	288	73
Cat 44 (Sept 11-15)	2,718	832
Misc cats less than $100k	219	50	Misc cats less than $100k	448	135
Total Cat losses	$12,804	2,898	Total Cat losses	$5,125	1,336

Non-cat wind & hail	$4,802	1,311	Non-cat wind & hail	$4,833	1,513

During the first nine months of 2017, the P&C segment was impacted by 24 catastrophe events producing 2,898 policyholder claims totaling $12,804,000. Net of tax, these losses reduced 2017 net income by $8,451,000 or $3.36 per share. In comparison, the P&C segment was impacted by 18 catastrophe events from 1,336 claims totaling $5,125,000. Net of tax, 2016 catastrophe losses reduced net income for the nine month period ended September 30, 2016 by $3,383,000 or $1.35 per share.

The primary reason for the $7,679,000 increase in reported catastrophe losses, in 2017 compared to 2016, was the impact of Hurricane Irma in September 2017 coupled with the significant increase in reported cat event losses from an active spring storm season. Hurricane Irma contributed $2,718,000 in reported losses in 2017 from 832 claims. Hurricane Irma impacted our policyholders in Alabama, Georgia, South Carolina and Tennessee. Georgia was the primary state in our coverage area impacted by Hurricane Irma comprising over 85% of reported claims to date.

During the current year, the P&C segment was heavily impacted by numerous catastrophic storms with $12,804,000 in cat event claims reported in the first nine months of 2017. Georgia and Alabama were the primary source of the reported cat losses in the current year accounting for 36.0% and 22.0%; respectively. Louisiana and Oklahoma were the primary source of the $5,125,000 in reported cat event claims during 2016. Louisiana accounted for 24.3% of reported cat losses in 2016 at $1,247,000 while Oklahoma accounted for 18.5% of reported cat losses in 2016 at $949,000. The 2017 cat event claims reported from Georgia and Alabama accounted for 58.0% of all reported cat event claims in 2017. In 2016, the cat event claims reported in Louisiana and Oklahoma accounted for 42.8% of all reported cat event claims.

Non-catastrophe wind and hail claims reported in the first nine months of 2017 totaled $4,802,000 compared to non-catastrophe wind and hail claims reported in the first nine months of 2016 totaling $4,833,000; a decrease of $31,000 or 0.6%. During the first nine months of 2017, the P&C segment had 1,311 non-cat wind and hail claims reported (an average of $3,700 per claim) compared to 1,513 claims reported during the first nine months of 2016 (an average of $3,200 per claim). Non-cat wind and hail claims reported during the first nine months of 2017 accounted for 15.5% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during the first nine months of 2016 accounted for 20.2% of total P&C segment incurred losses and LAE in 2016.
Year to date policyholder benefit payments were up in the property and casualty segment due to an increase in frequency of reported losses from catastrophe events; however, reported fire losses were down in 2017 compared to 2016. Reported fire losses were down $1,444,000 or 12.8% in 2017 compared to fire losses reported during the first nine months of 2016. The P&C segment had 359 fire losses reported for the nine-month period ended September 30, 2017, totaling $9,855,000 compared to 380 fire claims reported for the same period in 2016 totaling $11,299,000. The average cost per claim was $27,500 for fire losses reported in 2017 compared to $29,700 for fire losses reported in 2016.
Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the nine months ended September 30, 2017, policy acquisition costs were $8,417,000 compared to $8,764,000 for the same period in 2016; a decrease of $347,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were 18.4% in the first nine months of 2017 compared to 19.0% for the same period in 2016. Policy acquisition cost are down due to a reduction in our estimate of 2017 contingent commission payments to agents due to underwriting losses generated by increased catastrophe losses in the P&C segment.

General Expenses:
Year to date general and administrative expenses totaled $6,410,000 in 2017 compared to $6,313,000 in 2016; a 1.5% increase. The primary reason for the $97,000 increase in general and administrative expenses in 2017 compared to 2016 was an increase in actuarial fees paid associated with rate filings in the P&C segment.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $1,915,000 for the nine months ended September 30, 2017, compared to $1,703,000 for the same period in 2016. As a percentage of net premiums earned, insurance taxes, licenses and fees were 4.2% for the nine months ended September 30, 2017, compared to 3.7% for the nine months ended September 30, 2016. The primary reason for the increase in taxes, licenses and fees in 2017 compared to 2016 was a one time charge for state taxes in the P&C segment totaling $185,000.

Interest Expense:
Interest expense for the first nine months of 2017 was $969,000 compared to $1,017,000 for the same period in 2016; a decrease of 4.7%. The primary reason for the $48,000 decrease was a reduction in debt outstanding.

Income Taxes:
For the nine-month period ended September 30, 2017, the Company had a pretax loss of $3,230,000 compared to pretax income of $4,296,000 for the same period in 2016. The $1,358,000 tax benefit for 2017 consisted of current tax expense of $510,000 and deferred tax benefit of $848,000. The $1,129,000 tax expense for 2016 consisted of current tax expense of $858,000 and deferred tax expense of $271,000.

Net Income (Loss):
The Company ended the first nine months of 2017 with a net loss of $1,872,000 compared to net income of $3,167,000 for the same period in 2016. The primary factor contributing to the $5,039,000 decrease in net income was a $5,068,000 (net of tax) increase in reported losses from cat events in 2017 compared to 2016.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of September 30, 2017, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,160	$6	$1,166	1.25%
Maturity in 1-5 years	16,753	1	16,754	18.00%
Maturity in 5-10 years	30,876	65	30,941	33.24%
Maturity after 10 years	42,621	1,612	44,233	47.51%
	$91,410	$1,684	$93,094	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates (represented by a parallel shift in the yield curve) would generate approximately a $5,278,000, or 5.8%, decline in the market value of fixed income investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $5,171,000, or 5.6%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total shareholders' equity and book value per share.

At September 30, 2017, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $47,116,000, down $936,000 compared to $48,052,000 at December 31, 2016.  Components of the change in equity were a net loss of $1,872,000, increase in accumulated unrealized gains on investments of $1,058,000, a net unrealized gain of $180,000 related to interest rate swaps and cash dividends paid totaling $378,000.

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

The Company, primarily through its insurance subsidiaries, had $9,770,000 in cash and cash equivalents at September 30, 2017, compared to $5,525,000 at September 30, 2016. Cash provided by operating activities increased cash by $1,342,000 during the nine months ended September 30, 2017. The increase in cash from operating activities was primarily related to collections of reinsurance recoverable balances associated with Hurricane Matthew. For the nine months ended September 30, 2016, cash provided by operating activities totaled $4,456,000 and was primarily driven by net income from operations and recovery of reinsurance balances receivable.

Net cash provided by investing activities totaled $1,884,000 for the period ended September 30, 2017, compared to cash used of $4,708,000 for the same period last year. Cash provided by investing activities was utilized to offset reduced cash from operations due to increased storm activity and to reduce debt during the nine months ended September 30, 2017. Also, the increased claims payments adversely impacted cash available to fund investment growth during the period. For the nine months ended September 30, 2016, the investment of cash generated from operations and reinvestment of maturing fixed income securities were the primary cash related investment activities.

Net cash used in financing activities totaled $824,000 for the nine months ended September 30, 2017, compared to $986,000 for the same period last year. During the nine months ended September 30, 2017, the Company repaid $1,000,000 in long-term debt and drew down $500,000 from an operating line of credit. The Company maintains a $1,000,000 operating line of credit which matures in September 2018, as well as a $700,000 line of credit which matures in March of 2018. Between the two lines of credit, $1,200,000 was available at September 30, 2017.

The Company had a total of $15,335,000 of long-term debt outstanding as of September 30, 2017, compared to $15,326,000 at December 31, 2016, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $237,000 and $246,000, respectively.

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

Our P&C segment is the primary source of dividends to the holding company. Consideration of insurance subsidiary growth opportunities, regulatory capital adequacy, rating agency impact and holding company debt reduction, among other items, are factors that influence our subsidiary dividend requirements. While we have made significant progress over the past five years, strengthening capital levels in the insurance subsidiaries and reduction of debt remains a top priority.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited consolidated financial statements included in our 2016 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2017 is statutorily limited to $1,642,000 in the life insurance subsidiary and $3,524,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $500,000 dividends from its subsidiaries during the nine months ended September 30, 2017.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,790,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its September 30, 2017 value, the fair value of the Company's common stock investments would decrease by approximately $479,000.

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

The Company's investment approach in the equity markets is based primarily on a fundamental analysis of value. This approach requires the investment committee to invest in well managed, primarily dividend paying companies, which have a low debt to capital ratio, above average return on capital for a sustained period of time, and low volatility rating (beta) relative to the market. The dividends provide a steady cash flow to help pay current claim liabilities, and it has been the Company's experience that by following this investment strategy, long-term investment results have been superior to those offered by bonds, while keeping the risk of loss of capital to a minimum relative to the overall equity market.

As for shifts in investment allocations, the Company has used improved cash flows from insurance operations to increase allocations to corporate and U.S. Government bonds.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine-month period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
July 13, 2017	July 13, 2017	Press release, dated July 13, 2017, issued by The National Security Group, Inc.
July 22, 2017	July 24, 2017	Press release, dated July 24, 2017, issued by The National Security Group, Inc.
August 11, 2017	August 11, 2017	Press release, dated August 11, 2017, issued by The National Security Group, Inc.
September 18, 2017	September 19, 2017	Press release, dated September 18, 2017, issued by The National Security Group, Inc.

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

Date: November 13, 2017