Form 10-K
period 2017-12-31
NATIONAL SECURITY GROUP INC
filed 2018-03-16
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2017

or

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $17,984,426

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 16, 2018

Common Stock $1.00 par value	2,522,312 shares

THE NATIONAL SECURITY GROUP, INC.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Definitive proxy statement for the 2018 Annual Meeting of Stockholders to be held May 18, 2018 is incorporated by reference into Part III of this report. The proxy statement will be filed no later than 120 days from December 31, 2017.

2.	Current Report on Form 8-K for event occurring on February 28, 2018 is incorporated into Part IV of this report.

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

The following table indicates allocation of direct premium written by state for the years ended December 31, 2017 and 2016:

State	Percent of Direct Written Premium
	2017		2016
Alabama	$16,966,000	27.59%	$16,988,000	27.80%
Arkansas	2,086,000	3.39%	2,282,000	3.73%
Georgia	9,172,000	14.91%	7,931,000	12.98%
Louisiana	6,068,000	9.87%	6,804,000	11.13%
Mississippi	10,808,000	17.58%	10,938,000	17.90%
Oklahoma	6,580,000	10.70%	6,366,000	10.42%
South Carolina	6,477,000	10.53%	6,518,000	10.66%
Tennessee	3,341,000	5.43%	3,287,000	5.38%
	$61,498,000	100.00%	$61,114,000	100.00%

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

The following table sets forth the premiums earned (net of reinsurance) and pretax income during the periods reported for the property and casualty insurance segment:

	Year Ended December 31,
	2017	2016
Net premiums earned:
Fire, allied lines and homeowners	$55,044,000	$55,031,000
Other	—	133,000
Total net earned premium	$55,044,000	$55,164,000
Income before taxes	$483,000	$5,446,000

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

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2017 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate. Due to the relatively short tail nature of the property and casualty subsidiaries' claim liabilities, the Company does not discount loss reserves for the time value of money. Dollar amounts in the following table are in thousands.

Gross unpaid losses per		2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Consolidated Balance Sheet		$11,973	$14,436	$12,646	$13,184	$14,386	$11,214	$8,734	$8,321	$9,645	$7,531	$7,075
Ceded reserves		(555)	(2,421)	(549)	(1,329)	(2,381)	(1,229)	(782)	(839)	(1,381)	(1,184)	(327)
Net unpaid losses		$11,418	$12,015	$12,097	$11,855	$12,005	$9,985	$7,952	$7,482	$8,264	$6,347	$6,748
Cumulative net payments:	1 year later	$4,797	$5,636	$5,349	$5,738	$4,035	$4,827	$2,900	$2,990	$4,482	$2,950
	2 years later	6,496	6,350	6,305	7,239	5,346	6,670	3,539	3,503	4,839
	3 years later	6,767	6,725	6,764	7,841	6,483	7,426	3,782	3,863
	4 years later	6,976	6,980	7,244	8,382	7,001	7,496	3,910
	5 years later	7,202	7,295	7,701	8,419	7,001	7,536
	6 years later	7,213	7,390	7,725	8,433	7,060
	7 years later	7,156	7,406	7,743	8,453
	8 years later	7,164	7,509	7,746
	9 years later	7,264	7,512
	10 years later	7,264
Net Liability re-estimated:	1 year later	9,046	9,438	8,621	11,443	9,606	9,354	6,698	5,597	6,333	4,495
	2 years later	8,739	7,916	8,869	11,064	8,439	9,360	5,185	4,559	5,756
	3 years later	7,739	8,179	9,033	9,725	8,500	8,483	4,348	4,605
	4 years later	7,792	8,514	8,418	9,178	7,661	7,700	4,460
	5 years later	8,010	7,855	8,064	8,854	7,091	7,683
	6 years later	7,636	7,641	8,092	8,453	7,157
	7 years later	7,577	7,707	7,762	8,457
	8 years later	7,390	7,528	7,750
	9 years later	7,274	7,516
	10 years later	7,264
Net cumulative redundancy (deficiency)		$4,154	$4,499	$4,347	$3,398	$4,848	$2,302	$3,492	$2,877	$2,508	$1,852

Our reported results, financial position and liquidity could be affected by changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

	For The Years Ended December 31,
	2017		2016
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
*Loss and LAE reserves are in thousands
(10.0)%	$6,368	1.48%	$6,778	1.57%
(7.5)%	6,544	1.11%	6,966	1.18%
(5.0)%	6,721	0.74%	7,154	0.78%
(2.5)%	6,898	0.37%	7,343	0.39%
Reported	7,075	—%	7,531	—%
2.5%	7,252	(0.37)%	7,719	(0.39)%
5.0%	7,429	(0.74)%	7,908	(0.78)%
7.5%	7,606	(1.11)%	8,096	(1.18)%
10.0%	7,782	(1.48)%	8,284	(1.57)%

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

The following table indicates NSIC's percentage of direct premiums collected by state for the two years ended December 31, 2017 and 2016:

State	Percentage of Total Direct Premiums
	2017		2016
Alabama	$3,616,000	57.96%	$3,673,000	58.21%
Florida	60,000	0.96%	71,000	1.13%
Georgia	1,319,000	21.14%	1,308,000	20.73%
Mississippi	615,000	9.86%	643,000	10.19%
South Carolina	415,000	6.65%	413,000	6.55%
Tennessee	37,000	0.59%	27,000	0.42%
Texas	177,000	2.84%	175,000	2.77%
	$6,239,000	100.00%	$6,310,000	100.00%
NSIC has two primary methods of distribution of insurance products: independent agents and home service (career) agents.  The independent agent distribution method accounts for 66.2% of total premium revenue in the life insurance segment. Approximately 200 of the Company's independent agents produced new business during 2017. The home service distribution method of life insurance products accounts for 29.2% of total premium revenue in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent.  The Company employed three career agents and one regional manager as of December 31, 2017. The remaining 4.6% of premium revenue consists of the following:  a book of business acquired from a state guaranty association in 2000 (0.2%), premium generated through direct sales of school accident insurance (4.0%), and other miscellaneous business serviced directly through the home office (0.4%).

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

The following table displays a schedule of 2017 life segment premium produced by product and distribution method:

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$47,000	$—	$31,000
Ordinary	1,511,000	2,610,000	20,000
Group Life	—	10,000	62,000
A&H Group	—	104,000	142,000
A&H Other	228,000	1,328,000	26,000
Total Premium by Distribution Method	$1,786,000	$4,052,000	$281,000
The following table sets forth certain information with respect to the development of the Life Company's business:

	Year ended December 31,
	2017	2016
Life insurance in force at end of period:
Ordinary-whole life	$166,112,000	$167,641,000
Term life	24,483,000	23,989,000
Industrial life	16,231,000	16,790,000
	$206,826,000	$208,420,000
Life insurance issued:
Ordinary-whole life	$20,957,000	$24,407,000
	$20,957,000	$24,407,000
Net premiums earned:
Life insurance	$4,291,000	$4,382,000
Accident and health insurance	1,828,000	1,852,000
	$6,119,000	$6,234,000
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

Investments
A significant percentage of the total income for the Company is tied to the performance of its investments. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations along with Company capital are invested to generate investment income while held by the Company. Our investment income is comprised primarily of interest and dividend income on debt and equity securities and realized capital gains and losses generated by debt and equity securities. At December 31, 2017, cash and investments comprise 83% of total assets, and investment income (including realized gains) comprises 5.9% of total revenues evidencing the significant impact investments can have on financial results. Because the Company's insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The Company's investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

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

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by NSIC in 2017 averaged approximately 11.8% of premiums and are generally higher for new business production and decline each year at subsequent renewals. Commission rates paid by NSFC in 2017 averaged approximately 15% of premiums on both new and renewal business. During 2017, one independent agent, accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. The net earned premium from this general agent totaled $6,255,000 or 11.4% of total P&C segment net earned premium. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2017, NSIC employed three career agents and one regional manager. NSIC also had approximately 200 independent agents actively producing new business in seven states. At December 31, 2017, NSFC had contracts with approximately 1,700 independent agencies in eight states.

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

NSFC's primary insurance products are dwelling fire and homeowners, including mobile homeowners. Dwelling fire and homeowners are collectively referred to as the dwelling property line of business. We focus on providing niche insurance products within the markets we serve. We are in the top twenty-five dwelling property insurance carriers in our two largest states, Alabama and Mississippi. However, due to the large concentration of business among the top five carriers, our total market share in the dwelling fire line of business is approximately 2.6% in Alabama and 1.6%

in Mississippi. In the homeowners line of business, our market share in both Alabama and Mississippi is less than 1%. The homeowners markets are even more concentrated with the top three homeowners carriers in both Alabama and Mississippi controlling nearly 50% of the market.

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

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer's assets, including investments and an insurer's liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company's total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2017, each subsidiary exceeds any levels that would require regulatory actions.

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

Demotech Rating
The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On November 14, 2017, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

Employees
The Company itself has no management or operational employees. Instead, all human resource activities are within the subsidiary National Security Insurance Company. NSIC employed 81 staff members as of December 31, 2017, none of which were represented by a labor union. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with National Security Insurance Company whereby the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. We consider our employee relations to be good.

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

•
Our catastrophe reinsurance cost is negotiated annually and effective January 1 of each year. The reinsurance market in which we operate is unregulated, and our reinsurance cost is based on negotiated rates that adjust annually. Due to increased frequency of storms over the past fifteen years and cycles of limited reinsurance market capacity, we often experience rate increases in which we have limited ability to negotiate and often cannot include these increases in our rates until the new reinsurance agreement is negotiated. Due to increased cat loads in more storm prone areas, significant year over year increases in cat cost can often temporarily eliminate our profit margins in some areas and significantly compress our overall profit margins priced into our insurance coverages.

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

•
Due to increasing catastrophe reinsurance cost, we have incurred increases in our reinsurance retentions/deductibles. Again, due to limits to profit margins, we are often not adequately compensated for the increased risk associated with these higher reinsurance retentions due to overall limits on underwriting margins in some of the states in which we operate.

Reinsurance, Risk of Loss from Catastrophic Event and Geographic Concentration
Both insurance subsidiaries customarily reinsure with other insurers certain portions of the insurance risk. The primary purpose of such reinsurance arrangements is to enable the Company to limit its risk on individual policies, and in the case of property insurance, limit its risk in the event of a catastrophe in various geographic areas. A reinsurance arrangement does not discharge the issuing company from primary liability to the insured, and the issuing company is required to discharge its liability to the insured even if the reinsurer is unable to meet its obligations under the reinsurance arrangements. Reinsurance, however, does make the reinsurer liable to the issuing company to the extent of any reinsurance in force at the time of the loss. Reinsurance arrangements also decrease premiums retained by the issuing company since that company pays the reinsuring company a portion of total premiums based upon the amount of liability reinsured. NSIC generally reinsures all risks in excess of $50,000 with respect to any one insured. The property and casualty subsidiaries have catastrophe excess reinsurance, which provide protection in part with respect to aggregate property losses arising out of a single catastrophe, such as a hurricane.

During 2017, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2017 and 2016. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2017 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed. This reinsurance structure will remain unchanged in 2018.

The property and casualty subsidiaries utilize our actual in force policy data modeled applying two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Based on modeling results utilized in 2017 and 2016, the Company was reinsured at approximately a 250 year event level. While this estimate is subject to some uncertainty and model risk, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

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

As described above, we maintain catastrophe reinsurance in amounts that provides protection to the Company's financial condition in all but the most remote likelihood of occurrences. Our most critical catastrophe risk is from hurricanes due to our proximity to the Atlantic Ocean and the Gulf of Mexico. Our results of operations are very likely to be materially impacted in the event of the landfall of a hurricane or tropical storm striking the Northern Gulf Coast or Southern Atlantic Coast in Georgia or South Carolina where we maintain significant concentrations of business. We are also exposed to the risk of significant tornado activity in many of the states in which we operate. Our most significant catastrophic event risk is the risk of a loss in excess of the Company's upper catastrophe limit which could adversely impact the Company's financial condition if such an event occurs. We are also subject to assessments from windstorm underwriting pools in various states. These risks are often difficult to measure and in the event of a major catastrophe, could exceed the upper limits of our available reinsurance protection. We also face risk from a high frequency of catastrophe events, which occurred in 2017. While these events may not exceed the upper limits of our catastrophe reinsurance retention, a large number of smaller events within our retention can materially impact our results of operations.

Catastrophe modeling results play a major role in our decision making process regarding the upper limits of our catastrophe reinsurance protection. While the level of sophistication has increased significantly in recent years in the design of computer generated catastrophe modeling, there are risks inherent in the modeling process, and the process continues to evolve. We believe the chance of a catastrophe event exceeding the upper limits of our reinsurance protection is remote; however, with the unpredictability of natural disasters, we are unable to eliminate all risk of exceeding the upper limits of our reinsurance protection. Hurricane Katrina exceeded the upper limits of our coverage in 2005. We have since increased the upper limits of our coverage and catastrophe models have improved significantly, but should a future event exceed the upper limits of our reinsurance coverage by a material amount, our financial condition could be adversely impacted.

Climate Change
Some scientific evidence supports that there have been and continue to be significant changes in climate including temperature, precipitation and wind resulting from various natural factors, processes, and human activities. Rising temperatures and changes in weather patterns could impact storm frequency and severity in our coverage areas. Increases in storm frequency and severity could negatively impact reinsurance costs impacting product pricing and the areas in which we offer our products. With respect to our property and casualty segment, climate change may impact the types of storms in our coverage areas as well as the frequency and severity of storms, thereby adversely impacting underwriting results, reinsurance placement and rates. With respect to our life insurance segment, climate change may impact life expectancies, thereby influencing mortality assumptions used in pricing assumptions and reserve calculations. Climate change could impact future product offerings, exclusions and/or policy limitations.

The Company may be impacted by domestic legislation and regulation related to climate change. Governmental mandates could impede our ability to make a profit with our current product offerings, limit the products we can offer and/or impact the geographic locations in which we offer our products. The impact of climate change cannot be quantified at this time.

Reserve Liabilities
NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2017, the total reserves of NSIC (consisting of reserves for accident and health insurance) were approximately $36,878,000. We believe, based on current available information, reserves for future policy benefits are adequate. However, we are currently in a period of persistent and historically low interest rates. Should this period of low rates be sustained over the long term, it can impair our ability to make sufficient returns to cover future policy liabilities. Also, should actual mortality, morbidity, expense or withdrawal assumption differ materially from assumptions, our operating results could be negatively impacted.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2017, the property and casualty subsidiaries had reserves for unpaid claims of approximately $7,075,000, before subtracting unpaid claims due from reinsurers of $327,000, leaving net unpaid claims of $6,748,000. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2017 or 2016. The Company believes, based on current available information, such reserves are adequate to provide for settlement of claims.

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

Low Common Stock Trading Volume and Liquidity Limitations
We are a small public company with a large percentage of common stock outstanding owned by founding family members, employees, officers and directors. Consequently, our average daily trading volume is very low with no shares traded on some days and only a few thousand shares trading in a typical day. This low trading volume can lead to significant volatility in our share price and limit a shareholders ability to dispose of large quantities of stock in a short period of time.

Debt Covenants
Should we become unable to remain current on interest payments on our long-term debt, under our debt covenants, we would be forced to suspend the payment of dividends to stockholders until interest payments are current.

Technology and Cybersecurity
Our insurance subsidiaries are dependent on computer technology and internet based platforms in the delivery of insurance products. Our ability to innovate and manage technological change is key to remaining competitive in the insurance industry. A breakdown of major systems, critical infrastructure or failure to maintain up-to-date technology could impact our ability to write new business and service existing policyholders, which would adversely impact our results of operations and financial condition. Due to the nature of our business, we maintain confidential customer information. The occurrence of computer viruses, information security breaches or unanticipated events could affect the data processing systems of the Company, our service providers or information maintained on our customers. The occurrence of any of these events could impact the Company's business and adversely affect our financial condition and results of operations.

Access to Capital
We rely on debt and equity capital to operate. Our debt levels are higher than our long term historical norm. Adverse operating results, general market and economic conditions could impair our ability to raise new capital needed to support our operations.

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

Capitalized along with the Greenville property are site preparation costs, including clearing, filling and leveling of land. There are no material improvements such as paving, parking lots or fencing that would be recorded as land improvements and depreciated over the appropriate useful life.

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

The following table sets forth the high and low sales prices per share, as reported by NASDAQ, during the period indicated:

	Stock Closing Prices
	2017		2016
	High	Low	High	Low
First Quarter	$17.57	$14.35	$16.30	$14.34
Second Quarter	$16.59	$13.81	$18.40	$14.98
Third Quarter	$14.74	$11.81	$20.48	$17.80
Fourth Quarter	$16.40	$12.18	$18.49	$17.00

Shareholders
The number of shareholders of the Company's common stock was approximately 1,200, and the Company had 2,522,312 shares of common stock outstanding on March 16, 2018.

Dividends
The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

	Dividends Per Share
	2017	2016
First Quarter	$0.05	$0.045
Second Quarter	$0.05	$0.045
Third Quarter	$0.05	$0.045
Fourth Quarter	$0.05	$0.045
Discussion regarding dividend restrictions may be found on page 38 of the Managements' Discussion and Analysis as well as in Note 12 of the Consolidated Financial Statements.

The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions. Total shareholder dividends paid in 2017 totaled $504,000.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	144,288
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	144,288

Item 6. Selected Financial Data
Under smaller reporting company rules we are not required to disclose information required under Item 6. However, in order to provide information to our investors, we have elected to provide certain selected financial data.

Five-Year Financial Information (dollars in thousands, except per share)

Selected Financial Data:	2017	2016	2015	2014	2013
Net premiums written	$61,388	$61,525	$60,389	$58,204	$53,808
Net premiums earned	$61,163	$61,398	$59,462	$56,653	$52,366
Net investment income	3,647	3,892	3,462	3,823	3,746
Net realized investment gains	234	998	503	100	4,439
Other income	596	605	623	3,816	609
Total revenues	$65,640	$66,893	$64,050	$64,392	$61,160

Net income (loss)	$(1,203)	$3,063	$4,697	$7,616	$5,658
Comprehensive income (loss)	$1	$3,545	$2,450	$9,452	$3,269
Total assets	$146,438	$148,579	$147,841	$144,865	$133,980
Total debt outstanding	$15,639	$17,126	$17,957	$19,572	$22,755
Total shareholders' equity	$47,625	$48,052	$44,883	$42,757	$33,472
Shares outstanding (at year end, in thousands)	2,522	2,517	2,512	2,507	2,494

Key measures:
Return on average equity	(2.51)%	6.59%	10.72%	19.98%	17.76%
Yield on investments, before tax	3.2%	3.4%	3.1%	3.6%	3.7%
Debt to equity	32.8%	35.6%	40.0%	45.8%	68.0%
US GAAP combined ratio (P&C Segment)	102.3%	94.6%	91.0%	87.4%	93.4%
P&C Catastrophe losses, net	$14,280	$9,742	$5,373	$2,628	$4,365
Catastrophe loss impact on combined ratio (percentage points)	25.67	17.47	10.11	5.23	9.54

Per share data:
Book value	$18.88	$19.09	$17.87	$17.05	$13.42
Net income (loss)	$(0.48)	$1.22	$1.87	$3.04	$2.28
Dividends paid	$0.20	$0.18	$0.16	$0.12	$0.10

Quarterly Information:	Premiums	Investment & Other Income	Realized Investment Gains (Losses)	Claims and Benefit Payments	Net Income (Loss)	Net Income (Loss) Per Share
2017
First Quarter	$15,040	$1,078	$160	$11,146	$(316)	$(0.13)
Second Quarter	15,331	1,075	77	12,581	(999)	(0.39)
Third Quarter	15,467	1,089	75	11,184	(557)	(0.22)
Fourth Quarter	15,325	1,001	(78)	7,958	669	0.26
	$61,163	$4,243	$234	$42,869	$(1,203)	$(0.48)

2016
First Quarter	$15,165	$1,145	$7	$9,047	$941	$0.37
Second Quarter	15,227	1,179	242	8,862	1,296	0.52
Third Quarter	15,675	1,157	287	10,082	930	0.37
Fourth Quarter	15,331	1,016	462	10,856	(104)	(0.04)
	$61,398	$4,497	$998	$38,847	$3,063	$1.22

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the two year period ended December 31, 2017.

The National Security Group, Inc. operates in ten states with 47.5% of total premium revenue generated in the states of Alabama and Mississippi.  The Company is made up of the following two segments:

•
The Property and Casualty (P&C) segment is the most significant segment, accounting for 90.8% of gross earned premium in 2017.  The P&C segment has insurance in-force in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•
The Life segment accounted for 9.2% of gross premium revenue in 2017. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On November 14, 2017, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

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

Overview-Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Summary:
For the year ended December 31, 2017, net loss for the Company totaled $1,203,000 or $0.48 loss per share, compared to net income of $3,063,000, $1.22 income per share, for the year ended December 31, 2016, a year over year decrease of $4,266,000. Results for 2017 were negatively impacted by Hurricane Irma coupled with an active spring storm season. During September 2017, Hurricane Irma made landfall in the Florida Keys as a Category 4 storm. After moving through the Florida peninsula, Hurricane Irma impacted our policyholders in Alabama, Georgia, South Carolina and Tennessee. Georgia was the primary state in our coverage area impacted by Hurricane Irma. Also adversely impacting 2017 year to date earnings was a fourth quarter charge to income tax expense of $803,000 from the net impact of recognition and revaluation of deferred tax assets and liabilities due to enactment of the Tax Cuts and Jobs Act (TCJA).

Results for 2016 were negatively impacted by Hurricane Matthew which made landfall on the coast of South Carolina during early October 2016. Net of tax, Hurricane Matthew reduced 2016 net income by $2,640,000.

Financial results for the year ended December 31, 2017 and 2016 were as follows:

Consolidated Financial Summary	Year ended December 31,
(dollars in thousands, except per share)	2017	2016
Gross premiums written	$67,737	$67,424
Net premiums written	$61,388	$61,525

Net premiums earned	$61,163	$61,398
Net investment income	3,647	3,892
Net realized investment gains	234	998
Other income	596	605
Total Revenues	65,640	66,893
Policyholder benefits and settlement expenses	42,869	38,847
Amortization of deferred policy acquisition costs	3,589	3,506
Commissions	7,723	7,894
General and administrative expenses	8,821	8,996
Taxes, licenses and fees	2,445	2,204
Interest expense	1,307	1,352
Total Benefits, Losses and Expenses	66,754	62,799
Income (Loss) Before Income Taxes	(1,114)	4,094
Income tax expense	89	1,031
Net Income (Loss)	$(1,203)	$3,063
Income (Loss) Per Common Share	$(0.48)	$1.22
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$(1,203)	$3,063
Income tax expense	89	1,031
Realized investment gains, net	(234)	(998)
Pretax Income (Loss) From Operations	$(1,348)	$3,096

Premium Revenue:
For the year ended December 31, 2017, net premiums earned were down $235,000 at $61,163,000 compared to $61,398,000 in 2016. The decrease in premium revenue is primarily attributable to a 5.5% increase in catastrophe reinsurance cost.

Net Income:
For the year ended December 31, 2017, the Company had a net loss of $1,203,000, $0.48 loss per share, compared to net income of $3,063,000, $1.22 income per share, for the same period in 2016, a decrease of $4,266,000. The primary reason for the decline in 2017 year to date earnings compared to 2016 was the adverse impact of losses incurred from Hurricane Irma coupled with an increase in frequency and severity of catastrophe losses in early 2017 from a very active spring storm season. Net of tax, our reported losses and LAE from 26 catastrophe events in 2017 totaled $9,425,000 compared to 20 cat events in 2016 totaling $6,430,000 after reinsurance recoveries. Also adversely impacting 2017 year to date earnings was a fourth quarter charge to income tax expense of $803,000 from the net impact of recognition and revaluation of deferred tax assets and liabilities due to enactment of the TCJA.

Pretax Income from Operations:
A primary non-GAAP financial measure utilized by management is pretax income (loss) from operations. This measure consists of net income (loss) before income taxes adjusted for realized investment gains and losses. This measure provides a means of comparing the results of our core operations without the impact of items that are more unpredictable and less consistent from year to year. A reconciliation of pretax income (loss) from operations is presented in the table above.

For the year ended December 31, 2017, our pretax loss from operations was $1,348,000 compared to pretax income from operations of $3,096,000 for the year ended December 31, 2016, a decrease of $4,444,000. The primary reason for the pretax loss from operations in 2017 compared to the prior year was an increase in the frequency and severity of catastrophe related claims in the P&C segment. In addition to Hurricane Irma, which occurred in September of 2017, our property and casualty subsidiary was impacted by numerous tornado and severe thunderstorm related catastrophe events in the first half of 2017.

P&C Segment Combined Ratio:
For the year ended December 31, 2017, the P&C segment had a GAAP combined ratio of 102.3%. Reported claims from Hurricane Irma coupled with 25 additional severe weather events in 2017 totaled $14,280,000 and increased the P&C segment combined ratio by 25.7 percentage points. In comparison, for the year ended December 31, 2016, the P&C segment had a GAAP combined ratio of 94.6%. Hurricane Matthew reported claims, net of reinsurance, along with non-hurricane cat event claims totaled $9,742,000 and increased the P&C segment combined ratio 17.5 percentage points. The P&C segment ended 2016 with reported claims from 20 catastrophe events.

Overview - Balance Sheet highlights at December 31, 2017 compared to December 31, 2016

Selected Balance Sheet Highlights	December 31, 2017	December 31, 2016
(dollars in thousands)
Invested Assets	$114,731	$113,156
Cash	$6,644	$7,368
Total Assets	$146,438	$148,579
Policy Liabilities	$76,674	$76,174
Total Debt	$15,639	$17,126
Accumulated Other Comprehensive Income	$2,646	$1,007
Shareholders' Equity	$47,625	$48,052
Book Value Per Share	$18.88	$19.09

Invested Assets:
Invested assets as of December 31, 2017 were $114,731,000 up $1,575,000, or 1.4%, compared to $113,156,000 as of December 31, 2016. Although invested assets increased in marginally 2017 compared to 2016, growth of invested assets was limited due to an increase in weather related claims in the P&C segment.

Cash:
The Company, primarily through its insurance subsidiaries, had $6,644,000 in cash and cash equivalents at December 31, 2017, not materially different compared to $7,368,000 at December 31, 2016.

Total Assets:
Total assets as of December 31, 2017 were $146,438,000 compared to $148,579,000 at December 31, 2016. Asset growth was hampered in 2017 by increased catastrophe losses in the P&C segment.

Policy Liabilities:
Policy liabilities were $76,674,000 at December 31, 2017 compared to $76,174,000 at December 31, 2016; an increase of $500,000 or 0.7%. The primary reason for the increase in policy liabilities in 2017 compared to the same period last year was a $839,000 increase in life segment accident and health and life loss reserves. Life segment loss reserves were up 2.3% in 2017 compared to 2016. While the property and casualty subsidiary had a significant increase in reported claims early in the fourth quarter of 2017 due to Hurricane Irma, over 95% of Hurricane Irma claims were settled by December 31, 2017.

Debt Outstanding:
Total debt at December 31, 2017 was $15,639,000 compared to $17,126,000 at December 31, 2016. Debt was reduced $1,487,000 during 2017. The improvement of balance sheet strength through both capital growth and reduction of debt continues to be a primary focus of management.

Shareholders' Equity:
Shareholders' equity as of December 31, 2017 was $47,625,000, down $427,000 compared to December 31, 2016 Shareholders' equity of $48,052,000. Book value per share was $18.88 at December 31, 2017, compared to $19.09 per share at December 31, 2016, a decrease of $0.21. Despite the adverse impact of Hurricane Irma along with a record amount of retained catastrophe losses reported in our P&C segment during the current year, the Company had only a 1.1% decrease in book value per share and a minimal 0.9% decrease in Shareholders' Equity at December 31, 2017 compared to December 31, 2016. The primary factors contributing to the decrease in Shareholders' equity was a net loss of $1,203,000, shareholder dividends of $504,000 and new shares issued under our director compensation plan which totaled $76,000. Partially offsetting these factors was an increase in accumulated other comprehensive income of $1,204,000. The increase in accumulated other comprehensive income was primarily driven by increases in market values of available-for-sale investment securities.

Federal Income Taxes:
On December 22, 2017, the President signed the TCJA, a comprehensive tax legislation which, among other things, will reduce the Company's statutory federal income tax rate from 34% to 21% effective January 1, 2018. In addition to the reduction in tax rates, the TCJA makes broad and complex changes to the Internal Revenue Code that will introduce changes to many tax related exclusions, deductions and credits. Among the notable TCJA changes impacting tax expense in 2017, under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholder surplus". The Deficit Reduction Act of 1984 eliminated further additions to policyholder's surplus but under special rules, the aggregate balance in this account ($2,520,000 at December 31, 2017) would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. Due to the special rules, the Company did not previously recognize the deferred tax liability on amounts designated as policyholder surplus. The TCJA repealed the previously enacted special rules and imposed tax at the 21% statutory rate on the remaining accumulated balance of the account as of December 31, 2017 to be paid over eight years beginning in 2018. Due to enactment of the TCJA the Company established a deferred tax liability at December 31, 2017 on the pre-1984 surplus account in the amount of $529,000.

Deferred tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Due to the enactment of the TCJA, the Company revalued its deferred tax assets and liabilities at December 31, 2017. As a result, the Company recognized $857,000 in income tax expense due to the repeal of a special provision on pre-1984 surplus and a $54,000 income tax benefit due to the change in corporate tax rate from 34% to 21%.

While most provisions of the TCJA do not take effect until 2018, the Company has recognized the tax effects of the enacted legislation on deferred income tax assets and liabilities in the fourth quarter of 2017. The recognition of the impact of the TCJA on deferred tax assets and liabilities resulted in an increase in income tax expense in the fourth quarter of 2017 of $803,000.

Industry Segment Data
Net earned premium revenues for The National Security Group's two operating segments (Life segment, Property and Casualty segment) are summarized as follows (amounts in thousands):

(dollars in thousands)	2017	%	2016	%
Life, accident and health insurance	$6,119	10.0%	$6,234	10.2%
Property and casualty insurance	55,044	90.0%	55,164	89.8%
	$61,163	100.0%	$61,398	100.0%

The property and casualty segment composed 90.0% of total net earned premium revenue in 2017 compared to 89.8% in 2016. Through the P&C segment, we offer primarily dwelling fire and homeowners insurance coverage to our customers. The life segment composed 10.0% of net earned premium revenue in 2017 compared to 10.2% in 2016 with revenue produced from life, accident and supplemental health insurance products. While reading this discussion regarding segment information, reference is made to Note 15 to the Consolidated Financial Statements which provides additional segment related information.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses and interest expense) associated with the insurance holding company.

Life and Accident and Health Insurance Operations:
From a revenue standpoint, our life segment is the smaller of our insurance segments contributing 10.0% of total insurance net earned premium revenue in 2017 and 10.2% in 2016. Premium revenues and operating income for the life segment for the year ended December 31, 2017 and 2016 are summarized below (amounts in thousands):

(dollars in thousands)	2017	2016
REVENUE
Net premiums earned	$6,119	$6,234
Net investment income	2,011	2,122
Net realized investment gains	71	273
Other income	3	2
Total Revenues	$8,204	$8,631
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	$5,045	$5,285
Amortization of deferred policy acquisition costs	812	723
Commissions	343	310
General and administrative expenses	1,313	1,509
Insurance taxes, licenses and fees	208	199
Interest expense	73	78
Total Expenses	$7,794	$8,104
INCOME BEFORE INCOME TAXES	$410	$527

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016:
Net earned premium revenue in the life segment was $6,119,000 at December 31, 2017 compared to $6,234,000 at December 31, 2016; a decrease of 1.8%.  The $115,000 decrease in net earned premium revenue was primarily due to a decline in new business production in both the traditional life and supplemental accident and health insurance products offered in NSIC.

While NSIC composes only 10.0% of premium revenue, the segment makes up 41.5% of consolidated assets. The majority of these assets consist of fixed maturity investments. Net investment income was down $111,000 or 5.2% at $2,011,000 for the year ended December 31, 2017 compared to $2,122,000 for the same period last year. While the multi-year trend of low interest rates began to ease in 2017, investment portfolio book yield erosion persisted during the year as maturing investments were typically reinvested at interest rates that were below the rates of maturing investments.

NSIC ended 2017 with net realized investment gains of $71,000 compared to $273,000 for the same period in 2016. Realized investment gains are highly dependent on several factors including market conditions, tax position and liquidity needs of the Company and can vary significantly from period to period. The primary source of realized investment gains in both 2017 and 2016, were gains from the disposition of available-for-sale investments.

Claims were $5,045,000 through December 31, 2017 compared to $5,285,000 through December 31, 2016; a decrease of $240,000 or 4.5%. NSIC experienced a moderate decrease in life insurance claims in 2017 compared to the same period last year.

Deferred policy acquisition cost amortization and commission expenses increased $122,000 for the year ended December 31, 2017 at $1,155,000 compared to $1,033,000 for the same period in 2016; an increase of 11.8%. As a percent of net premiums earned, policy acquisition cost amortization and commission expense was 18.9% compared to 16.6% in 2016. A decline in the rate of new business production led to a reduction in capitalized acquisition cost which contributed to the increase in amortization of deferred acquisition costs and commissions.

General and administrative expenses were $1,313,000 in 2017 compared to $1,509,000 in 2016. Reduction of general and administrative expenses in NSIC has been a primary focus of management over the past three years. Historically, general and administrative expenses in our life segment have run higher than industry averages due to the small size of the subsidiary. This disadvantage, coupled with the persistent low interest rate environment, has eroded earnings in the life segment. In the second half of 2014, management began the process of implementing significant operational changes that included the consolidation of P&C and life segment operations. The consolidation process is now complete. The efficiency gains in operational areas is the primary driver of the reduction in general and administrative expenses. Secondarily, due to the decline in our consolidated operating performance in 2017 due to elevated claims in our P&C subsidiary, no employee performance bonuses were accrued for 2017.

For the year ended December 31, 2017 and 2016, insurance taxes, licenses and fees were $208,000 and $199,000, respectively. As a percent of earned premium, insurance taxes, licenses and fees were comparable at 3.4% in 2017 and 3.2% in 2016.

For the year ended December 31, 2017, the life segment had pretax income of $410,000 compared to a pretax income of $527,000 for the same period in 2016. The decrease in capital gains was the primary factor contributing to the decline in pretax income.

Property & Casualty Operations:
Property and casualty operations constitute our largest segment composing 90.0% and 89.8% of our total consolidated premium revenue in 2017 and 2016, respectively. Premium revenues and operating income for the P&C segment for the year ended December 31, 2017 and 2016 are summarized below:

(dollars in thousands)	2017	2016
REVENUE
Net premiums earned	$55,044	$55,164
Net investment income	1,571	1,706
Net realized investment gains	163	725
Other income	593	603
Total Revenues	$57,371	$58,198
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	$37,824	$33,562
Amortization of deferred policy acquisition costs	2,777	2,783
Commissions	7,380	7,584
General and administrative expenses	6,670	6,818
Insurance taxes, licenses and fees	2,237	2,005
Total Expenses	$56,888	$52,752
INCOME BEFORE INCOME TAXES	$483	$5,446

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016:
Premium revenue in the P&C segment is primarily driven by our dwelling fire and homeowner lines of business. The following table provides premiums earned by line of business:

(dollars in thousands)	2017		2016
Line of Business	Premium Earned	% of NPE	Premium Earned	% of NPE	2017 Increase (Decrease) over 2016
Dwelling Fire/Allied Lines	$38,485	69.9%	$37,399	67.8%	2.9%
Homeowners	22,831	41.5%	23,595	42.8%	(3.2)%
Catastrophe Reinsurance Premium	(6,272)	(11.4)%	(5,830)	(10.6)%	7.6%
Net Premium Earned	$55,044	100.0%	$55,164	100.0%	(0.2)%

Property and casualty segment net premium earned for 2017 was $55,044,000 compared to $55,164,000 for the same period in 2016. The primary reason for the moderate decline in 2017 compared to 2016 was a 3.2% decrease in gross premium revenue in our homeowners program. An increase in catastrophe reinsurance cost (ceded premium) of 7.6% also contributed to our 0.2% decrease in net premium earned.

The primary source of premium revenue growth in the P&C segment was in our non-coastal states; primarily the states of Georgia and Oklahoma. Premium revenue in Georgia increased 16.2% in 2017 with policy counts up 7.1% compared to December 31, 2016. Increased rates were implemented in Georgia, along with growth in policy count, which lead to the year over year increase in premium revenue in the state. In addition, Oklahoma premium revenue increased 4.0% in 2017, with policy counts up 3.5%. An increase in new business production coupled with the implementation of increased rates were the primary reasons for the increase in premium revenue in Oklahoma in 2017 compared to the same period last year. We expect to continue to look for opportunities to increase premium revenue in non-coastal and less hurricane prone regions of the states in which we operate in order to create more geographic diversification and seek appropriate risk adjusted rates in coastal areas.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. Our catastrophe retention remained unchanged at $4 million in 2017 and we maintain catastrophe reinsurance coverage with an upper limit of $72.5 million. Our catastrophe reinsurance also covers the cost of a second event up to the same $72.5 million upper limit, again with a $4 million retention.

Under the catastrophe reinsurance program in 2017, the Company retained the first $4,000,000 in losses from each event.  Reinsurance coverage for 2017 was maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000
In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million and the primary models utilized indicate that the Company's upper limit of reinsurance is adequate to cover up to approximately a 250 year event (a single event with an estimated probability of exceedance of 0.4% in a given year). It is noted, however, that hurricane models are subject to significant risks and uncertainties and are continuously evolving. Catastrophe models are only a tool to estimate the impact of catastrophe events and actual results can differ materially from model estimates.
We use the results of the Risk Management Solutions (RMS) and AIR Worldwide (AIR) models in our review of exposure to hurricane risk. Each of these third party vendors provides two views of the modeled results as follows: (i) a long-term view that closely relates modeled event frequency to historical hurricane activity; and (ii) a shorter-term view that adjusts historical frequencies to reflect expectations of elevated hurricane activity in the near future. We believe that modeled estimates provide a range of potential outcomes and we review multiple estimates for purposes of understanding our catastrophic risk and variability. However, due to regulatory and competitive limitations, we generally utilize long-term model output in the development of our product pricing.
The following table provides severe thunderstorm and hurricane single event model estimates for a range of return periods based on a blended view of the RMS and AIR long-term models utilizing our actual in-force P&C segment policy data as of August 31, 2017:

		Gross Losses		Net Losses [1]		Net Losses as a Percent Equity [2]
Loss Return Period	Yearly Probability of Exceeding	Severe Thunderstorm	Hurricane	Severe Thunderstorm	Hurricane	Severe Thunderstorm	Hurricane
20 Years	5%	$3,102	$17,110	$2,451	$3,160	5.15%	6.64%
50 Years	2%	$4,656	$30,773	$3,160	$3,160	6.64%	6.64%
100 Years	1%	$6,049	$43,569	$3,160	$3,160	6.64%	6.64%
250 Years	0.4%	$8,327	$65,956	$3,160	$3,160	6.64%	6.64%
500 Years	0.2%	$10,786	$81,420	$3,160	$10,207	6.64%	21.43%
1 - Net losses are net of reinsurance and after a 21% Federal income tax benefit.
2 - Equity as of December 31, 2017
In addition to the risk of single large catastrophe events, we also have risk associated with multiple smaller catastrophe events that individually may not exceed our $4 million retention. We experienced such a year in 2017 with incurred losses from 26 catastrophe events totaling $14,280,000 with none exceeding our reinsurance retention. This lead to a record year for retained catastrophe losses for the Company and adversely impacted our underwriting results. While we have sought reinsurance coverage to reduce the impact of smaller serial events, it has been challenging to obtain cost effective coverage and structure. However, through improvement in our rate structure and implementation of more adequate risk adjusted rates over the past four years, we were able to limit the adverse impact of the record year for retained catastrophe losses in 2017 on our capital position and expect to achieve higher margins in future years with reduced storm activity.

Additional details regarding the structure of our 2017 catastrophe reinsurance program can be found in Note 10 to the Consolidated Financial Statements.

Net investment income totaled $1,571,000 in 2017 compared to $1,706,000 in 2016; a decrease of $135,000. The primary reason for the decrease in net investment income was a $1,341,000 decrease in P&C segment invested assets in 2017, compared to the same period last year, along with moderate erosion in book yields. While overall market interest rates trended higher in 2017, reinvestment rates were still typically below the interest rates earned on maturing investments, leading to lower reinvestment rates on new investments.

The P&C segment ended 2017 with realized capital gains of $163,000, compared to realized capital gains totaling $725,000 for the same period in 2016; a decrease of $562,000. The realized capital gains were primarily from sales of fixed income and equity investments. The realization of capital gains in the investment portfolio is influenced by both market conditions and liquidity requirements and, therefore, can vary significantly from year to year. Other activities, such as tax planning strategies, may also lead to significant variation in realized capital gains from year to year. The P&C segment was not impacted by the write-down of other-than-temporary impairments of fixed income or equity investments in 2017 or 2016.

Other income was $593,000 in 2017 compared to $603,000 for the same period in 2016; a $10,000 decrease. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percent of net earned premium, other income was 1.1% in both 2017 and 2016.

Policyholder benefits and settlement expenses in the property and casualty segment were $37,824,000 in 2017 compared to $33,562,000 for the same period in 2016; an increase of $4,262,000 or 12.7%. The P&C segment ended 2017 with a loss ratio of 68.0% compared to 60.2% for the same period in 2016. The primary reason for the increase in claims and the loss ratio in 2017 compared to 2016 was reported losses and loss adjustment expenses (LAE) from Hurricane Irma coupled with an active spring storm season in 2017.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the year ended December, 2017 and 2016 (dollars in thousands):

For the year ended December 31, 2017			For the year ended December 31, 2016
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 11 (Jan 1-3)	$800	181	Cat 16 (Feb 22-24)	$1,043	241
Cat 13 (Jan 18-22)	2,162	371	Cat 17 (Mar 5-11)	321	102
Cat 19 (Feb 28-Mar 2)	562	146	Cat 19 (Mar 13-14)	129	38
Cat 20 (Mar 6-9)	127	44	Cat 21 (Mar 23)	113	23
Cat 21 (Mar 21-22)	304	76	Cat 22 (Mar 30-Apr 1)	213	58
Cat 22 (Mar 26-28)	440	80	Cat 27 (Apr 25-28)	173	45
Cat 24 (Apr 2-3)	775	154	Cat 28 (Apr 29-May 3)	596	124
Cat 25 (Apr 4-6)	673	167	Cat 29 (May 7-10)	251	31
Cat 28 (Apr 21-25)	433	68	Cat 31 (May 16-19)	163	31
Cat 30 (Apr 28-May 1)	799	182	Cat 32 (May 26-28)	162	16
Cat 31 (May 3-5)	498	104	Cat 35 (Jun 16-18)	446	102
Cat 32 (May 8-11)	314	61	Cat 40 (July 13-15)	345	93
Cat 33 (May 15-18)	323	57	Cat 44 (Aug 11-13)	667	270
Cat 34 (May 27-28)	628	84	Cat 46 (Aug 31-Sept 4)	374	126
Cat 38 (June 2-4)	154	52	Cat 50 (Oct 6-9) GROSS	8,386	1,925
T.S. Cindy (June 21-25)	555	105	Cat 53 (Nov 28-Dec 1)	538	104
Cat 42 (Aug 5-8)	120	42
Cat 43 (Aug 25-31)	309	77
Cat 44 (Sept 11-15)	3,622	992
Cat 46 (Oct 7-9)	292	103
Cat 51 (Oct 23-24)	147	19
Misc cats less than $100k	243	51	Misc cats less than $100k	208	76
Total Cat losses	$14,280	3,216	Total Before Reinsurance	$14,128	3,405
			Less: Reinsurance (Cat 50)	(4,386)
			Total Net Cat Losses	9,742

Non-cat wind & hail	$5,649	1,596	Non-cat wind & hail	$5,575	1,784

To add some perspective to our record year for retained catastrophe losses, on a countrywide basis in the United States, 2017 will go down as one of the costliest years on record. According to the National Oceanic and Atmospheric Administration (NOAA), in 2017, there were 16 weather and climate events with losses exceeding $1 billion each across the U.S. Cumulatively these events generated $306 billion in damages and shattered the previous CPI adjusted record set in 2005 in the aftermath of Hurricanes Dennis, Katrina, Rita and Wilma. Also notable, these 16 events significantly exceeded the 1980-2017 annual average of 5.8 events and the 11.6 annual event average of the last five years. (Source: NOAA National Centers for Environmental Information (2018). https://www.ncdc.noaa.gov/billions/ )

During 2017, we were impacted by 26 catastrophe events producing 3,216 policyholder claims totaling $14,280,000, a Company record for retained catastrophe losses. Net of tax, these losses reduced 2017 net income by $9,425,000 or $3.74 per share. In comparison, the P&C segment was impacted by 20 catastrophe events in 2016, from 3,405 claims totaling $14,128,000 ($9,742,000 net of reinsurance recoveries). Net of tax, 2016 catastrophe losses reduced net income by $6,430,000 or $2.55 per share.

The single largest catastrophe event in 2017 was Hurricane Irma, which caused $3,622,000 in reported losses in 2017 from 992 claims. Hurricane Irma impacted our policyholders in Alabama, Georgia, South Carolina and Tennessee.

Georgia was the primary state in our coverage area impacted by Hurricane Irma comprising approximately 85% of reported claims to date.

Hurricane Matthew was the largest catastrophe event in 2016. Hurricane Matthew caused $8,386,000 in gross reported losses ($4,000,000 net of reinsurance) from 1,925 claims. This storm struck the Atlantic coast during early October 2016; primarily impacting our policyholders in the states of South Carolina and Georgia. In addition to Hurricane Matthew, 2016 also had an active spring storm season with reported non-hurricane catastrophe event losses totaling $5,742,000 from 1,480 claims.

As mentioned previously, during the current year, the P&C segment was heavily impacted by numerous catastrophic storms with $14,280,000 in total cat event claims reported in 2017. Georgia and Alabama were the primary source of the reported cat losses in the current year accounting for 38.1% and 21.6%; respectively. South Carolina and Georgia were the primary source of the reported cat losses in the prior year accounting for 49.7% and 18.5%, respectively.

Non-catastrophe wind and hail claims reported in 2017 totaled $5,649,000 compared to non-catastrophe wind and hail claims reported in 2016 totaling $5,575,000; an increase of $74,000 or 1.3%. During 2017, the P&C segment had 1,596 non-cat wind and hail claims reported (an average of $3,500 per claim) compared to 1,784 claims reported during 2016 (an average of $3,100 per claim). Non-cat wind and hail claims reported during 2017 accounted for 14.9% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during 2016 accounted for 16.6% of total P&C segment incurred losses and LAE in the prior year.
Year to date policyholder benefit payments were up in the property and casualty segment due to an increase in frequency of reported losses from catastrophe events; however, reported fire losses were down in 2017 compared to 2016. Reported fire losses were down $1,338,000 or 8.7% in 2017 compared to fire losses reported during 2016. The P&C segment had 486 fire losses reported for the year ended December 31, 2017, totaling $13,975,000 compared to 510 fire claims reported for the same period in 2016 totaling $15,313,000. The average cost per claim was $28,800 for fire losses reported in 2017 compared to $30,000 for fire losses reported in 2016.
Deferred policy acquisition costs totaled $2,777,000 in 2017 compared to $2,783,000 in 2016. Deferred policy acquisition costs were 5.0% of net earned premium revenue for 2017 and 2016. Deferred policy acquisition costs consist of amortization of previously capitalized distribution costs, primarily commissions.

Commission expense for 2017 was $7,380,000 (13.4% of premium revenue) compared to $7,584,000 (13.7% of premium revenue) for the same period in 2016. The primary reason for the $204,000 decrease in commission expense was a reduction in bonus commissions to agents in 2017 compared to 2016.

General and administrative expenses in the property and casualty segment totaled $6,670,000 in 2017 compared to $6,818,000 in 2016; a decrease of $148,000 or 2.2%. General and administrative expenses were comparable at $12.1% of premium revenue in 2017 and 12.4% of premium revenue in 2016. The $148,000 decline in general and administrative expenses is primarily due to a reduction in employee bonus payments in 2017 due to weather related underwriting losses in the P&C subsidiary.

Insurance taxes, licenses and fees were $2,237,000 through December 31, 2017 compared to $2,005,000 for the same period in 2016. Insurance taxes, licenses and fees were 4.1% of premium revenue in 2017 compared to 3.6% of premium in 2016. The primary reason for the increase in taxes, licenses and fees in 2017 compared to 2016 was a one time charge for state taxes in the P&C segment totaling $185,000.

The P&C segment ended 2017 with pretax income of $483,000 compared to pretax income of $5,446,000 for the same period in 2016. The $4,963,000 decrease in pretax income was primarily due to the negative impact of claims incurred from Hurricane Irma and the increase in overall catastrophe losses as discussed previously.

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

The results of these ratios for the past two years were as follows:

	2017	2016
Loss and LAE Ratio (Non-Cat)	42.32%	42.71%
Loss and LAE Ratio (Cat)	25.67%	17.47%
Underwriting Expense Ratio	34.26%	34.41%
Combined Ratio	102.25%	94.59%
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

During 2017, the P&C segment experienced an increase of 7.66 percentage points in the combined ratio compared to 2016. As noted in the table above, catastrophe loss is the primary source of variability in our combined ratio over the past two years and is generally the primary driver of variability in our earnings. While catastrophe events are unpredictable and often occur in cycles, management has sought to increase margins through efficiency measures and improved rate optimization. These efforts helped limit the impact of 2017 catastrophe events on our capital position. We believe that these efforts, while not eliminating earnings volatility, will improve our ability to better absorb the impact of a major catastrophe or increased frequency of smaller catastrophe events and improve our long term average returns on equity. Management also continues to improve rate adequacy, reduce significant exposure concentrations and implement other risk management strategies in order to further improve underwriting profitability and mitigate earnings volatility.

Non-insurance Operations:
The non-insurance operations of the Company consist of our parent company, The National Security Group, Inc. (NSG). The National Security Group has no material sources of revenue and relies on dividends and management service fees from our insurance subsidiaries to pay expenses. Dividends from subsidiaries are subject to insurance department approval and are subject to statutory restrictions. Subsidiary dividends and service fees are eliminated upon consolidation of the subsidiaries in the audited financial statements included herein and thus are not included in the table below. Revenues and expense for non-insurance operations for the year ended December 31, 2017 and 2016 are summarized as follows (amounts in thousands):

(dollars in thousands)	2017	2016
REVENUE
Net investment income	$65	$64
Total Revenues	$65	$64

EXPENSES
General and administrative expenses	$838	$669
Interest expense	1,234	1,274
Total Expenses	$2,072	$1,943

INCOME (LOSS) BEFORE INCOME TAXES	$(2,007)	$(1,879)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016:
Revenue for non-insurance operations primarily consists of interest on investments. General and administrative expenses totaled $838,000 in 2017 compared to $669,000 for the same period last year; a 25.2% increase. The expenses of NSG are primarily associated with the public listing of our stock, taxes and fees, and directors' fees. The most significant item impacting the increase in general expenses were increases in interest costs related to deferred compensation plans. Total interest expense associated with short-term and long-term borrowings of NSG was $1,234,000 for the year ended December 31, 2017 and $1,274,000 for the same period last year. The decline in interest expense is related to a reduction in debt outstanding.

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

At December 31, 2017, the Company's holdings in debt securities amounted to 84.9% of total investments and 66.5% of total assets. The Company utilizes the ratings of various Nationally Recognized Statistical Rating Organizations when classifying fixed maturity investments by quality rating.

The following is a breakdown of the Company's fixed maturity investments by quality rating:

	% of Total Bond Portfolio
S&P or Equivalent Ratings	2017	2016
AAA/AA+	38.08%	39.15%
AA	6.29%	7.09%
AA-	2.88%	3.45%
A+	2.47%	3.61%
A	5.57%	4.68%
A-	6.11%	5.91%
BBB+	8.39%	9.26%
BBB	18.46%	13.49%
BBB-	5.14%	7.38%
Below Investment Grade	6.61%	5.98%

There have been no material shifts in credit quality in the Company's fixed income portfolio.

Our holdings in below investment grade securities are primarily comprised of energy sector investments and collateralized debt obligations (CDO's). We have evaluated our current below investment grade holdings for potential impairment, along with any other security with a market value substantially below our amortized cost. We currently have no investment below 80% of amortized cost and based on presently available information, we do not believe any below investment grade securities are other-than-temporarily impaired. We also currently have no fixed income investments in default.

The amortized cost and aggregate fair values of investments in securities at December 31, 2017 and December 31, 2016 are as follows (dollars in thousands):

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$39,127	$1,103	$321	$39,909
Mortgage backed securities	12,892	177	274	12,795
Private label asset backed securities	10,128	382	—	10,510
Obligations of states and political subdivisions	13,758	389	54	14,093
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,562	206	317	18,451
Total fixed maturities	94,467	2,257	966	95,758
Equity securities	1,842	2,667	—	4,509
Total	$96,309	$4,924	$966	$100,267
Held-to-maturity securities:
Mortgage backed securities	$1,615	$29	$—	$1,644
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	1	—	—	1
Total	$1,616	$29	$—	$1,645

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$40,533	$748	$878	$40,403
Mortgage backed securities	10,970	134	173	10,931
Private label asset backed securities	7,910	29	165	7,774
Obligations of states and political subdivisions	14,806	507	147	15,166
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,618	208	308	18,518
Total fixed maturities	92,837	1,626	1,671	92,792
Equity securities	2,343	2,628	28	4,943
Total	$95,180	$4,254	$1,699	$97,735
Held-to-maturity securities:
Mortgage backed securities	$1,863	$38	$—	$1,901
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	27	2	—	29
Total	$1,890	$40	$—	$1,930

As shown in the tables above, the Company experienced an increase in fair value of fixed maturity investments in 2017 compared to the portfolio composition at December 31, 2016. The increase in fixed maturity investments was driven by both increases in fair value of holdings and investment of positive cash flow from insurance operations.

A number of factors influence portfolio allocation within each of the insurance subsidiaries. Within the property and casualty subsidiaries, due to the relatively short-term nature of segment liabilities, fixed income investments tend to be of shorter duration, typically inside of five years on average. Also, due to higher levels of potential volatility of policy liabilities (severe weather related losses), a greater emphasis is placed upon overall liquidity of investments. In contrast, within the life insurance subsidiary, policy liabilities tend to be more stable and of significantly longer duration. In order to match the longer duration of liabilities, investments in the life insurance portfolio tend to have longer maturities and higher average book yields. Also, less emphasis is placed upon short term liquidity in the life subsidiary due to more predictable cash needs.

A downside of investing in longer duration securities in the life segment is that the portfolio is exposed to more significant price volatility as market interest rates rise. This exposure to sudden interest rate changes can lead to declines in market value of fixed income securities in a rising interest rate environment. Management currently maintains the life insurance portfolio in the intermediate duration range of 6.0 to guard against the adverse impact of rising rates. However, due to the necessity of matching the duration of liabilities as closely as possible in order to pass regulatory cash flow testing, some volatility in market value of the portfolio in a rising rate environment cannot be avoided.

At December 31, 2017, 6.61% of total investments in the fixed income portfolio were classified as below investment grade. In evaluating whether or not the equity loss positions were other-than-temporary impairments, management evaluated financial information on each company and, where available, reviewed analyst reports from independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments. Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2017, the Company realized no other-than-temporary impairments related to fixed maturities or equity securities.

The amortized cost and aggregate fair value of debt securities at December 31, 2017, by contractual maturity, are as follows (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,076	$1,075
Due after one year through five years	17,789	18,171
Due after five years through ten years	29,280	29,832
Due after ten years	46,322	46,680
Total	$94,467	$95,758
Held-to-maturity securities:
Due in one year or less	$2	$2
Due after one year through five years	—	—
Due after five years through ten years	60	65
Due after ten years	1,554	1,578
Total	$1,616	$1,645

As discussed earlier, the majority of our longer duration securities are investments made to match longer duration liabilities in the life segment or, are investments in mortgage backed securities, primarily government agency. Due to the amortizing nature and the ability to prepay mortgage backed securities, actual maturities tend to be significantly shorter than contractual maturities.

Investment portfolio income
Investment returns with respect to the investment portfolio for the years ended December 31, 2017 and 2016 follows:

	Year Ended December 31,
	2017	2016
Net investment income	$3,647	$3,892
Average current yield on investments	3.2%	3.4%
Total return on investments	4.6%	4.6%
Net realized gains on investments (before taxes)	$234	$998
Change in accumulated net unrealized gains (before income taxes)	$1,403	$343

Average current yield on investments declined to 3.2% due to lower average yields on reinvestments.

The total return on investments in 2017 remained unchanged at 4.6%. Prior year total return was negatively impacted by a combination of interest rate driven declines in fixed income investments and declines in market value of our energy sector bond holdings. During 2017, market values of our energy sector bonds recovered and our equity investments increased in value leading to an increase in net unrealized capital gains. Also, realized capital gains were higher due to sales of both fixed income and equity investments.

Repurchase agreements
The Company's subsidiaries maintain repurchase agreements for cash held on deposit under which insurance regulations dictates that our policy requires 102% (100% minimum) of the fair value of the securities purchased to be maintained as collateral.  The repurchase investments are overnight agreements and investments are limited to government securities that are highly liquid. Therefore, these investments are reflected on the balance sheet as a cash equivalents.  Due to a combination of the 102% collateral requirement and low short term interest rates, we realize virtually no interest income from repurchase agreements/short term investments. However, repurchase agreements utilizing government agency securities do provide deposit protection for short term cash held in excess of FDIC deposit limits. The Company does not lend securities to any counterparty under repurchase agreements.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of December 31, 2017, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,076	$2	$1,078	1.12%
Maturity in 1-5 years	17,789	—	17,789	18.51%
Maturity in 5-10 years	29,280	60	29,340	30.54%
Maturity after 10 years	46,322	1,554	47,876	49.83%
	$94,467	$1,616	$96,083	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,376,000, or 5.7%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $5,301,000, or 5.6%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At December 31, 2017, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $47,625,000, down $427,000 compared to $48,052,000 at December 31, 2016.  Components of the change in equity were a net loss of $1,203,000, increase in accumulated unrealized gains on investments of $926,000, a net unrealized gain of $278,000 related to interest rate swaps, common stock issued of $5,000, additional paid-in-capital of $71,000 and cash dividends paid totaling $504,000.

As discussed above, changing interest rates can have a significant impact on the market value of fixed maturity investments. Fixed maturity securities classified as available-for-sale increase the liquidity resources of the Company as they can be sold at any time to pay claims or meet other Company obligations. However, these securities are required to be carried at market value with net of tax accumulated unrealized gains and losses directly impacting shareholder's equity. While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 4% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $6,644,000 in cash and cash equivalents at December 31, 2017, compared to $7,368,000 at December 31, 2016. Cash provided by operating activities increased cash by $2,316,000 during the year ended December 31, 2017. The increase in cash from operating activities was primarily related to collections of reinsurance recoverable balances associated with Hurricane Matthew. Positive cash flow from operations in 2017 was primarily used to increase fixed maturity investments and reduce debt outstanding. Cash provided by operating activities increased cash by $1,148,000 for the year ended December 31, 2016. The increase in cash provided by operations in 2016 was primarily driven by net income from operations.

Net cash used in investing activities totaled $1,113,000 for the year ended December 31, 2017, compared to cash provided of $684,000 in 2016. Cash used in investing activities in 2017 primarily consisted of investment of positive cash flow from operations.

Net cash used in financing activities totaled $1,927,000 for the year ended December 31, 2017, compared to $1,227,000 for the same period last year. During the year ended December 31, 2017, the Company repaid $2,000,000 in long-term debt and drew down $500,000 from an operating line of credit. The Company maintains a $1,000,000 operating line of credit which matures in September 2018, as well as a $700,000 line of credit which matures in March of 2018. We had $1,200,000 available on revolving line of credit at December 31, 2017.

The Company had a total of $14,339,000 of long-term debt outstanding as of December 31, 2017, compared to $15,326,000 at December 31, 2016, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $233,000 and $246,000, respectively.

The following table reflects the anticipated cash flows associated with our short- and long-term contractual obligations and commitments as of December 31, 2017 (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 1 through 3	Years 4 through 5	More than 5 years
Notes payable	$1,300	$1,300	$—	$—	$—
Debt obligations[1]	$14,339	$—	$2,200	$—	$12,139
Interest on debt obligations[1]	$13,143	$1,180	$2,456	$1,324	$8,183
Property and casualty claim reserves[2]	$7,075	$6,205	$778	$71	$21
Future life insurance obligations3	$71,843	$4,576	$12,253	$7,099	$47,915

[1] Long-term debt, consisting of two separate issues of trust preferred securities, a line of credit and the long-term portion of an installment note is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2017 for each issue. Interest on long-term debt is accrued and settled quarterly on the trust preferred securities, monthly on the line of credit and annually on the installment note. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 8, Notes Payable and Long-term Debt, in the notes to Consolidated Financial Statements.

[2] The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated. For additional details on payout patterns please see Note 9.

[3] Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies in force at December 31, 2017. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of NSIC’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Contractual obligations reflected in the table above include the issuance of $9,111,000 in subordinated debentures completed on December 15, 2005. The subordinated debentures mature December 15, 2035. It is anticipated that principal payments will not be made before maturity. Also included in long-term debt is the issuance of $3,028,000 in subordinated debentures on June 21, 2007. This issue matures June 15, 2037 and may be prepaid at any time. Also reflected in the table above is a $3,000,000 unsecured loan obtained in December 2016. The current portion of this loan is $800,000 and the long term portion is $2,200,000. The unsecured loan matures in November 2019. The Company drew down $500,000 on a line of credit which is Included in notes payable above.

In estimating the time interval for payment of property and casualty claim reserves, the Company utilized historical payment patterns. By the nature of the insurance contracts under which these liabilities exist, there can be no certainty that actual payments will fall in the periods indicated above. However, management believes that current liquidity and capital resources are sufficient to pay these obligations as they come due. Also, due to the relatively short-tail nature of the majority of the Company's property and casualty claim liabilities, management can conclude with a reasonable level of confidence that historical patterns indicate that approximately 97.2% of claim liabilities at the end of a given year are settled within the following two year period. See Note 9 for additional details on payout patterns.

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

Our P&C segment is the primary source of dividends to the holding company. Consideration of insurance subsidiary growth opportunities, regulatory capital adequacy, rating agency impact and holding company debt reduction, among other items, are factors that influence our subsidiary dividend requirements. While we have made significant progress over the past five years, continued strengthening capital levels in the insurance subsidiaries and reduction of debt remains a top priority.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited consolidated financial statements included in our 2017 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2018 is statutorily limited to $1,646,000 in the life insurance subsidiary and $3,419,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $900,000 in dividends from its subsidiaries during the year ended December 31, 2017.

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

The Company continues to monitor liquidity and subsidiary capital closely. Improved underwriting results over the past five years stemming from the discontinuation of unprofitable lines of business, generally favorable tropical weather patterns over this period, streamlining of products offered combined with enhancements to the Company's rate development process and improvements in the Company's catastrophe reinsurance structure have reduced the pressure on subsidiary capital levels. However, continuing to strengthen subsidiary capital continues to be a top priority for management.

Except as discussed above, the Company is unaware of any known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity, capital resources, or operations.  Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.

Statutory Risk-Based Capital of Insurance Subsidiaries
The NAIC has adopted Risk-Based Capital (RBC) requirements for life/health and property/casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. State insurance regulators will use the RBC formula as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within levels, each of which requires corrective action.

The levels and ratios are as follows:

Ratio of Total Adjusted Capital to
Authorized Control Level RBC
Regulatory Event (Less Than or Equal to)
Company action level         2.0
Regulatory action level         1.5
Authorized control level         1.0
Mandatory control level         0.7

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group's life/health and property/casualty insurance subsidiaries are all in excess of 4 to 1 at December 31, 2017.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $15.7 million and $15.1 million at December 31, 2017 and 2016, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 17.6 and 15.2 at December 31, 2017 and 2016, respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $34.2 million and $35.2 million at December 31, 2017 and 2016, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 4.7 and 5.1 at December 31, 2017 and 2016, respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $10.9 million and $10.7 million at December 31, 2017 and 2016, and a ratio of regulatory total adjusted capital to authorized control level RBC of 19.6 and 43.7 at December 31, 2017 and 2016, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

Application of Critical Accounting Policies
Our Consolidated Financial Statements are based upon the development and application of accounting policies that require management to make significant estimates and assumptions. Accounting policies may be based on (including but not limited to) GAAP authoritative literature, statutory authoritative literature, regulations and industry standards. The Company's financial results would be directly impacted by changes in assumptions and judgments used to select and apply our accounting policies. It is management's opinion that the following are some of the more critical judgment areas in regards to the application of our accounting policies and their effect on our financial condition and results of operations:

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

During 2017, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2017 and 2016. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2017 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed.

The property and casualty subsidiaries utilize our actual in force policy data modeled utilizing two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Based on modeling results utilized in 2017 and 2016, the Company was reinsured at approximately a 250 year event level. While this estimate is subject to some uncertainty and model risk, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

At December 31, 2017, the estimated reinsurance recoverable recorded was $366,000 compared to $1,780,000 for the same period last year. The Company does not anticipate any issues with collection of the recorded amount. In 2017, catastrophe reinsurance premiums ceded totaled $5,431,000 compared to $5,185,000 ceded in 2016. Catastrophe reinsurance premiums are based on a premium calculation applying the agreed upon rate to the total insured value of the covered lines of business. The increase in ceded premium in 2017 is attributable to a 5.5% increase in the rate applied. In addition to catastrophe reinsurance, the Company placed reinstatement premium protection (RPP) reinsurance during 2017 and 2016 totaling $824,000 and $734,000, respectively.

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

At December 31, 2017 and 2016, the Company recorded $8,124,000 and $8,351,000, respectively, as an asset for DAC in the Consolidated Financial Statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, see Note 1 to our Consolidated Financial Statements.

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

At December 31, 2017, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, see Note 7 to our Consolidated Financial Statements.

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

Claim Liabilities
Property and casualty loss reserves are maintained to cover the estimated unpaid liability for losses and loss adjustment expenses with respect to reported and unreported incurred claims. Loss reserves are an estimation based on actuarial projection techniques common in the insurance industry. Reserves are management's expectations of what the settlement and administration of claims will cost. Management's estimate of reserves are based on historical settlement patterns, estimated salvage and subrogation, and an appraisal of the related facts and circumstances. Management's reserve estimates are reviewed by consulting actuaries to determine their adequacy and reasonableness. The reserve analysis performed by management is reviewed by the actuaries during the third quarter each year with a final comprehensive review performed at year-end.

At December 31, 2017 and 2016, the recorded liability for loss and loss adjustment expense was $7,075,000 and $7,531,000, respectively, a $456,000 decrease. The decrease in claim and claim adjustment expense reserves is primarily due to a reduction in non-catastrophe reported claims in the fourth quarter of 2017 compared to last year. We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 9 to our Consolidated Financial Statements.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,509,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its December 31, 2017 value, the fair value of the Company's common stock investments would decrease by approximately $451,000.

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
Elba, Alabama

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedules I, II, III, IV and V (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of The National Security Group, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of The National Security Group, Inc.’s management. Our responsibility is to express an opinion on The National Security Group, Inc.’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to The National Security Group, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Warren Averett, LLC
We have served as The National Group, Inc.’s auditor since 2009.
Birmingham, Alabama
March 16, 2018

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2017	December 31, 2016

ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2017 - $1,645; 2016 - $1,930)	$1,616	$1,890
Fixed maturities available-for-sale, at estimated fair value (cost: 2017 - $94,467; 2016 - $92,837)	95,758	92,792
Equity securities available-for-sale, at estimated fair value (cost: 2017 - $1,842; 2016 - $2,343)	4,509	4,943
Trading securities	107	107
Receivable for securities sold	—	499
Mortgage loans on real estate, at cost	162	174
Investment real estate, at book value	3,221	3,221
Policy loans	1,810	1,708
Company owned life insurance	4,974	4,864
Other invested assets	2,574	2,958
Total Investments	114,731	113,156
Cash and cash equivalents	6,644	7,368
Accrued investment income	768	776
Policy receivables and agents' balances, net	11,653	11,434
Reinsurance recoverable	366	1,780
Deferred policy acquisition costs	8,124	8,351
Property and equipment, net	1,781	1,880
Income tax recoverable	393	941
Deferred income tax asset, net	1,487	2,402
Other assets	491	491
Total Assets	$146,438	$148,579
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$7,075	$7,531
Accident and health benefit and loss reserves	3,595	3,405
Life and annuity benefit and loss reserves	33,283	32,633
Unearned premiums	30,112	29,968
Policy and contract claims	903	1,008
Other policyholder funds	1,706	1,629
Short-term notes payable and current portion of long-term debt	1,300	1,800
Long-term debt	14,339	15,326
Other liabilities	6,500	7,227
Total Liabilities	98,813	100,527
Contingencies
Shareholders' equity
Common stock	2,522	2,517
Additional paid-in capital	5,483	5,412
Accumulated other comprehensive income	2,646	1,007
Retained earnings	36,974	39,116
Total Shareholders' Equity	47,625	48,052
Total Liabilities and Shareholders' Equity	$146,438	$148,579
The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2017	2016
REVENUES
Net premiums earned	$61,163	$61,398
Net investment income	3,647	3,892
Net realized investment gains	234	998
Other income	596	605
Total Revenues	65,640	66,893
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	42,869	38,847
Amortization of deferred policy acquisition costs	3,589	3,506
Commissions	7,723	7,894
General and administrative expenses	8,821	8,996
Taxes, licenses and fees	2,445	2,204
Interest expense	1,307	1,352
Total Benefits, Losses and Expenses	66,754	62,799

Income (Loss) Before Income Taxes	(1,114)	4,094

INCOME TAX EXPENSE (BENEFIT)
Current	(206)	(142)
Deferred	295	1,173
	89	1,031

Net Income (Loss)	$(1,203)	$3,063

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.48)	$1.22

DIVIDENDS DECLARED PER SHARE	$0.20	$0.18

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2017	2016

Net income (loss)	$(1,203)	$3,063

Other comprehensive income, net of tax
Changes in:
Unrealized gains on securities, net of reclassification adjustment of $153 and $549 for 2017 and 2016, respectively	926	226
Unrealized gain on interest rate swap	278	256

Other comprehensive income, net of tax	1,204	482

Comprehensive income	$1	$3,545

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital
Balance at December 31, 2015	$44,883	$36,505	$525	$2,512	$5,341

Comprehensive income:
Net income for 2016	3,063	3,063	—	—	—

Other comprehensive income (net of tax)	482	—	482	—	—

Common stock issued	76	—	—	5	71

Cash dividends	(452)	(452)	—	—	—

Balance at December 31, 2016	$48,052	$39,116	$1,007	$2,517	$5,412

Comprehensive income:
Net loss for 2017	(1,203)	(1,203)	—	—	—

Other comprehensive income (net of tax)	1,204	—	1,204	—	—

Reclassification of tax effects to AOCI	—	(435)	435	—	—

Common stock issued	76	—	—	5	71

Cash dividends	(504)	(504)	—	—	—

Balance at December 31, 2017	$47,625	$36,974	$2,646	$2,522	$5,483

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(1,203)	$3,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	514	303
(Increase) decrease in cash surrender value of company owned life insurance	(110)	34
Net realized gains on investments	(234)	(998)
Deferred income taxes	295	1,173
Amortization of deferred policy acquisition costs	3,589	3,506
Changes in assets and liabilities:
Change in receivable for securities sold	499	(499)
Change in accrued investment income	8	21
Change in reinsurance recoverable	1,414	(120)
Policy acquisition costs deferred	(3,362)	(3,372)
Change in accrued income taxes	548	(1,042)
Change in net policy liabilities and claims	200	(1,082)
Change in other assets/liabilities, net	155	152
Other, net	3	9
Net cash provided by operating activities	2,316	1,148
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(18,720)	(26,832)
Property and equipment	(62)	(94)
Proceeds from sale or maturities of:
Held-to-maturity securities	280	572
Available-for-sale securities	17,477	27,034
Real estate held for investment	—	38
Property and equipment	2	—
Other invested assets, net	(90)	(34)
Net cash provided by (used in) investing activities	(1,113)	684
Cash Flows from Financing Activities
Change in other policyholder funds	77	68
Proceeds from long-term debt	—	3,900
Repayments of long-term debt	(2,000)	(5,686)
Change in short-term notes payable	500	943
Dividends paid	(504)	(452)
Net cash used in financing activities	(1,927)	(1,227)
Net change in cash and cash equivalents	(724)	605
Cash and cash equivalents, beginning of year	7,368	6,763
Cash and cash equivalents, end of period	$6,644	$7,368
The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary, Omega One Insurance Company (Omega).  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. All significant intercompany transactions and accounts have been eliminated. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which includes information and disclosures not presented herein.

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

Omega is licensed in the states of Alabama and Louisiana. Omega currently has no insurance policies in-force but is party to an intercompany reinsurance agreement with NSFC. Intercompany transactions are eliminated upon consolidation.

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

Concentration of Risk
The Company's property and casualty subsidiaries, composing 91% of consolidated direct written premium, produced business during 2017 in eight states. However, 55% of property and casualty segment direct written premium is generated in the states of Alabama, Mississippi and Louisiana, subjecting the Company to significant geographic concentration. Consequently, adverse weather conditions or changes in the legal, regulatory or economic environment could adversely impact the Company.

The Company's life, accident and health insurance subsidiary, composing approximately 9% of consolidated direct written premium, is licensed in seven states. However, over 79% of life segment direct premium is generated in the

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

states of Alabama and Georgia. Consequently, changes in the legal, regulatory or economic environment in these states could adversely impact the Company.

For the year ended December 31, 2017, one agency individually produced greater than 5% of the Company's direct written premium.

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

•
Securities Available-for-Sale - Bonds, notes, common stock and non-redeemable preferred stock, not classified as either held-to-maturity or trading, are reported at fair value and adjusted for other-than-temporary declines in fair value.

•	Trading Securities - Mutual funds (primarily) are reported at fair value.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000 (including cash surrender value at the time of payment). The Company's original investment in currently in-force company owned life insurance was $4,315,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at December 31, 2017 and December 31, 2016 was $4,974,000 and $4,864,000, respectively. Changes in cash surrender values are included in income in the current period. The change in surrender value included in earnings for the periods ended December 31, 2017 and 2016 was an increase of $110,000 and a decline of $34,000, respectively. Death proceeds from the contracts are recorded when the proceeds become payable under the terms of the policy and proceeds in excess of cash surrender value are recognized as a gain on company owned life insurance.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2003	7% graded to 6%
2004 - 2012	5.25%
2013 - 2014	4.25%
2015 - 2017	4%
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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,520,431 at December 31, 2017 and 2,515,459 at December 31, 2016. The Company did not have any dilutive securities as of December 31, 2017 and 2016.

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

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of the Company's assets and liabilities and capital or operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period the new rate is enacted.

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

Reclassifications
Certain 2016 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2017 presentation.

Advertising
The Company expenses advertising costs as incurred.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At December 31, 2017, the net amount exceeding FDIC insured limits was $5,683,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At December 31, 2017, the single largest balance due from one agent totaled $480,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At December 31, 2017 and December 31, 2016, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2017, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

Accounting Changes Not Yet Adopted

Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on a comprehensive new revenue recognition standard. This standard will not impact accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. The guidance requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued a deferral of the effective date by one year. This guidance is effective retrospectively for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption of this standard is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Although insurance contracts are specifically scoped out of this new guidance, the Company has minor services that may be subject to the new revenue recognition guidance and does not expect the guidance to have a material impact on its consolidated financial statements.

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

In February 2018, the FASB issued guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

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

Derivatives and Hedging
In August 2017, the FASB issued guidance that amends and simplifies hedge accounting guidance in order to enable entities to better portray the economic results of their risk management activities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards

Income Statement - Reporting Comprehensive Income
In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act and improves the usefulness of information reported to financial statement users. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company adopted this guidance as of December 31, 2017. The adoption of this guidance resulted in a $435,000 reclassification to accumulated other comprehensive income from retained earnings related to stranded tax effects resulting from the Tax Cuts and Jobs Act.

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds a passive interest in a limited partnership that is considered to be a Variable Interest Entity (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entity and is not required to consolidate under ASC 810. The entity is a private placement investment fund formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnership. The carrying value of the investment totals $177,000 and is included as a component of Other Invested Assets in the accompanying consolidated balance sheets.

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

Statutory net gains (losses) from operations and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2017	2016
NSIC - including realized capital gains of $71 and $274, respectively	$1,554	$1,709
NSFC - including realized capital gains (losses) of $114 and $254, respectively	$(921)	$2,060
Omega - including realized capital gains of $49 and $471, respectively	$34	$225
Statutory risk-based adjusted capital:
NSIC - including AVR of $841 and $1,037, respectively	$15,689	$15,144
NSFC - including investment in Omega of $7,482 and $7,222, respectively	$34,188	$35,242
Omega	$10,983	$10,719

The above amounts exclude allocation of direct expenses of the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2017 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$39,127	$1,103	$321	$39,909
Mortgage backed securities	12,892	177	274	12,795
Private label asset backed securities	10,128	382	—	10,510
Obligations of states and political subdivisions	13,758	389	54	14,093
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,562	206	317	18,451
Total fixed maturities	94,467	2,257	966	95,758
Equity securities	1,842	2,667	—	4,509
Total	$96,309	$4,924	$966	$100,267

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2017 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,615	$29	$—	$1,644
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	1	—	—	1
Total	$1,616	$29	$—	$1,645

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

The amortized cost and aggregate fair value of debt securities at December 31, 2017, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,076	$1,075
Due after one year through five years	17,789	18,171
Due after five years through ten years	29,280	29,832
Due after ten years	46,322	46,680
Total	$94,467	$95,758

Held-to-maturity securities:
Due in one year or less	$2	$2
Due after one year through five years	—	—
Due after five years through ten years	60	65
Due after ten years	1,554	1,578
Total	$1,616	$1,645

A summary of securities available-for-sale with unrealized losses as of December 31, 2017, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$6,567	$166	$5,607	$155	$12,174	$321	20
Mortgage backed securities	5,872	124	2,281	150	8,153	274	17
Obligations of state and political subdivisions	2,176	7	2,574	47	4,750	54	9
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	4,878	111	6,667	206	11,545	317	18
	$19,493	$408	$17,129	$558	$36,622	$966	64

There were no securities held-to-maturity with unrealized losses as of December 31, 2017.

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

Management has evaluated each security in a significant unrealized loss position in both the debt and equity investment portfolios.  The Company has no material exposure to sub-prime mortgage loans and approximately 6.61% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the years ended December 31, 2017 and December 31, 2016, the Company realized no other-than-temporary impairments. At December 31, 2017, the single largest loss not realized as an impairment was in the bond portfolio and totaled $75,000. The second largest loss position was in the bond portfolio and totaled $60,000. The third largest loss position was in the bond portfolio and totaled $53,000. At December 31, 2016, the single largest loss not realized as an impairment was in the bond portfolio and totaled $340,000. The second largest loss position was in the bond portfolio and totaled $85,000. The third largest loss position was in the bond portfolio and totaled $66,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Major categories of investment income are summarized as follows (dollars in thousands):

	Year ended December 31,
	2017	2016
Fixed maturities	$3,377	$3,686
Equity securities	95	104
Mortgage loans on real estate	9	14
Investment real estate	4	7
Policy loans	130	128
Company owned life insurance change in surrender value	110	(34)
Other	74	161
	3,799	4,066
Less: Investment expenses	152	174
Net investment income	$3,647	$3,892
Major categories of realized investment gains and losses are summarized as follows (dollars in thousands):

	Year ended December 31,
	2017	2016
Fixed maturities	$58	$409
Equity securities	174	422
Other, principally real estate	2	167
Net realized investment gains	$234	$998
An analysis of the net change in unrealized appreciation on available-for-sale securities follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Net change in unrealized appreciation on available-for-sale securities before deferred tax	$1,402	$343
Deferred income tax	(476)	(117)
Net change in unrealized appreciation on available-for-sale securities	$926	$226

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

Level 3 assets and liabilities include marketable debt instruments, non-marketable equity investments, derivative contracts, and company issued debt with values are determined using inputs that are both unobservable and significant to the values of the instruments being measured. Level 3 assets also include marketable debt instruments that are priced using indicator prices that we were unable to corroborate with observable market quotes.

Marketable debt instruments in this category generally include asset-backed securities and certain floating-rate notes, corporate bonds, and municipal bonds.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$39,909	$—	$39,909	$—
Mortgage backed securities	12,795	—	12,795	—
Private label asset backed securities	10,510	—	10,510	—
Obligations of states and political subdivisions	14,093	—	14,093	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,451	18,451	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	4,509	3,436	—	1,073
Total Financial Assets	$100,374	$21,994	$77,307	$1,073
Financial Liabilities
Interest rate swap	$(608)	$—	$—	$(608)
Total Financial Liabilities	$(608)	$—	$—	$(608)

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2017, Level 3 fair value measurements of assets include $1,073,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of December 31, 2017, Level 3 fair value measurements of liabilities include $608,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 8.
The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 (in thousands):

For the year ended December 31, 2017	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,258	$(1,030)
Total gains or losses (realized and unrealized):
Included in earnings	—	—
Included in other comprehensive income	114	422
Purchases:	46	—
Sales:	(345)	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,073	$(608)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2017:	$—	$—

For the year ended December 31, 2017, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2017 and December 31, 2016 are as follows (in thousands):

	December 31, 2017		December 31, 2016
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,616	$1,645	$1,890	$1,930
Mortgage loans	162	162	174	174
Policy loans	1,810	1,810	1,708	1,708
Company owned life insurance	4,974	4,974	4,864	4,864
Other invested assets	2,574	2,574	2,958	2,958
Liabilities and related instruments
Other policyholder funds	1,706	1,706	1,629	1,629
Short-term notes payable and current portion of long-term debt	1,300	1,300	1,800	1,800
Long-term debt	14,339	14,339	15,326	15,326

NOTE 6 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Building and improvements	$3,378	$3,348
Electronic data processing equipment	1,512	1,548
Furniture and fixtures	486	515
	5,376	5,411
Less accumulated depreciation	3,595	3,531
Property and equipment, net	$1,781	$1,880
Depreciation expense for the years ended December 31, 2017 was $121,000 ($159,000 for the year ended December 31, 2016).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (TCJA), a comprehensive tax legislation which, among other things, will reduce the Company's statutory federal income tax rate from 34% to 21% effective January 1, 2018. In addition to the reduction in tax rates, the TCJA makes broad and complex changes to the Internal Revenue Code that will introduce changes to many tax related exclusions, deductions and credits. The Company has recognized the tax effects of the TCJA in the fourth quarter of 2017 and the impact to the Company's Consolidated Financial Statements are described within this footnote.

Under pre-1984 life insurance company tax laws, a portion of NSIC's gain from operations was not subject to current income taxation, but was accumulated for tax purposes in a memorandum account designated "policyholder surplus". The Deficit Reduction Act of 1984 eliminated further additions to policyholder's surplus but under special rules, the aggregate balance in this account ($2,520,000 at December 31, 2017) would be taxed at current rates only if distributed to shareholders or if the account exceeded a prescribed minimum. Due to the special rules, the Company did not previously recognize the deferred tax liability on amounts designated as policyholder surplus. The TCJA repealed the previously enacted special rules and imposed tax on the remaining accumulated balance of the account as of December 31, 2017 to be paid over eight years at 21% beginning in 2018. Due to enactment of the TCJA the Company established a deferred tax liability at December 31, 2017 on the pre-1984 surplus account in the amount of $529,000.

Deferred tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Due to the enactment of the TCJA, the Company revalued its deferred tax assets and liabilities at December 31, 2017. As a result, the Company recognized $857,000 in income tax expense due to the repeal of a special provision on pre-1984 surplus and a $54,000 income tax benefit due to the change in corporate tax rate from 34% to 21%. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $1,487,000 at December 31, 2017 and $2,402,000 at December 31, 2016.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of December 31, 2017 (21% tax rate)	As of December 31, 2016 (34% tax rate)
General expenses	$1,069	$1,685
Unearned premiums	1,269	2,046
Claims liabilities	484	746
AMT credit	1,575	1,230
Impairment on real estate owned	116	187
Unrealized loss on interest rate swaps	128	350
Deferred tax assets	4,641	6,244

Depreciation	(88)	(135)
Deferred policy acquisition costs	(1,706)	(2,839)
Pre-1984 policyholder surplus account	(529)	—
Unrealized gains on securities available-for-sale	(831)	(868)
Deferred tax liabilities	(3,154)	(3,842)
Net deferred tax asset	$1,487	$2,402

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The appropriate income tax effects of changes in temporary differences are as follows (at 34% with the exception of the impact of the change in tax rate which is calculated at 21%)(dollars in thousands):

	Year ended December 31,
	2017	2016
Deferred policy acquisition costs	$(77)	$(46)
Unearned premiums	(10)	(7)
General expenses	(45)	(116)
Depreciation	7	24
Claims liabilities	(38)	(16)
Litigation settlement	—	1,748
AMT credit	(345)	(414)
Impact of repeal of special provision on pre-1984 policyholder surplus	857	—
Impact of TCJA change in corporate tax rate	(54)	—
Deferred income tax expense	$295	$1,173

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Year ended December 31,
	2017	2016
Federal income tax rate applied to pre-tax income/loss	34.0%	34.0%
Dividends received deduction and tax-exempt interest	5.8%	(1.9)%
Company owned life insurance	3.4%	0.3%
Small life deduction	30.7%	(8.6)%
Pre-1984 policyholder surplus account at current statutory rate	(76.9)%	—%
Impact of change in tax rate under TCJA	4.9%	—%
AMT credit	(6.8)%	—%
Other, net	(3.1)%	1.4%
Effective federal income tax rate	(8.0)%	25.2%

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2011. Tax returns have been filed through the year 2016.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31,	December 31,
	2017	2016
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%. Unsecured.	$800	$1,800
Line of credit, $1,000,000 available, with variable interest rate equal to the WSJ prime rate, subject to a 4.5% floor; maturity September 2018. Interest payments due monthly. Secured.	—	—
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity March 2018. Interest payments due quarterly. Unsecured.	500	—
	$1,300	$1,800
Long-term debt consisted of the following as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31,	December 31,
	2017	2016

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%; maturity November 2019. Annual installment payments beginning November 2017 with final balloon payment due November 30, 2019. Unsecured.	$2,200	$3,200

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $168,000 in debt issuance cost ($178,000 in 2016); maturity December 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,111	9,101

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $65,000 in debt issuance cost ($68,000 in 2016); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,028	3,025
	$14,339	$15,326

Annual maturities of all outstanding debt for the next five years and beyond are as follows (dollars in thousands):

2018	2019	2020	2021	2022	Thereafter
$1,300	$2,200	$—	$—	$—	$12,139
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

The swaps entered into in 2009 and 2010 have fair values of $65,000 (liability) and $543,000 (liability), respectively, for a total liability of $608,000 at December 31, 2017 ($1,030,000 at December 31, 2016).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $278,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at December 31, 2017.  A

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

net valuation gain of $256,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2016.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At December 31, 2017, the Company has securities on deposit with fair market values of $1,446,000 (all of which is posted as collateral). At December 31, 2016, the Company had securities on deposit with fair market values of $1,466,000 and cash of $231,000 (all of which is posted as collateral). See Note 5 for additional information about the interest rate swaps.

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Year ended December 31,
	2017	2016
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$7,531	$9,645
Less reinsurance recoverable on unpaid losses	1,184	1,380
Net balances at beginning of year	6,347	8,265
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	39,604	35,659
Estimated claims and claim adjustment expenses for claims arising in prior years	(1,213)	(1,460)
Total increases	38,391	34,199
Claims and claim adjustment expense payments for claims arising in:
Current year	34,609	31,265
Prior years	3,381	4,852
Total payments	37,990	36,117
Net balance at end of period	6,748	6,347
Plus reinsurance recoverable on unpaid losses	327	1,184
Claims and claim adjustment expense reserves at end of period	$7,075	$7,531

The increase in claim and claim adjustment expense reserves before reinsurance recoverable is primarily due to the increase in catastrophe losses during the period. The estimate for claims arising in prior years was reduced $1,213,000 in 2017 (reduced $1,460,000 in 2016) due to favorable loss development during the year on claims arising in prior years.

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2017, the Company's estimate of unpaid losses and adjustment expenses for claims incurred in prior years related to catastrophes that exceeded our retention totaled $115,000 before reinsurance ($462,000 in 2016). Because the Company has exhausted its catastrophe coverage limits available for Hurricane Katrina any additional development will not be covered by reinsurance.

The claim development table that follows present incurred and cumulative paid claims and adjustment expense by accident year. Information presented is undiscounted and net of reinsurance (dollars in thousands).

Homeowners, Dwelling Fire and Other Liability

	For the Years Ended December 31,
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
											IBNR Reserves Dec. 31, 2017	Cumulative Number of Reported Claims
2008	$40,544	$38,807	$38,639	$38,912	$39,327	$39,069	$39,420	$39,180	$39,117	$39,115	$—	13,609
2009		31,425	30,236	30,442	30,432	30,484	30,362	30,306	30,280	30,280	—	7,992
2010			30,610	29,918	29,805	29,718	29,687	29,672	29,641	29,660	—	5,886
2011				35,203	33,957	34,233	34,711	34,806	34,650	34,658	8	8,125
2012					29,959	30,190	30,402	30,091	29,948	29,885	28	5,190
2013						27,436	27,147	27,076	27,023	27,191	277	5,198
2014							25,929	26,422	26,290	26,225	105	4,744
2015								31,484	30,861	30,360	120	5,836
2016									36,287	35,343	384	5,178
2017										40,210	2,990	5,087
									Total	$322,927

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

2008	$34,664	$37,986	$38,312	$38,498	$38,617	$38,935	$39,090	$39,105	$39,108	$39,111
2009		25,245	29,281	29,869	29,847	30,004	30,265	30,274	30,280	30,280
2010			26,064	29,201	29,404	29,507	29,639	29,640	29,640	29,660
2011				31,488	33,080	33,484	34,167	34,622	34,621	34,641
2012					26,162	29,135	29,614	29,765	29,834	29,835
2013						24,157	26,114	26,487	26,661	26,788
2014							22,844	25,461	25,800	26,033
2015								25,923	30,066	30,190
2016									31,893	34,722
2017										35,209
									Total	$316,469
		All outstanding liabilities before 2008, net of reinsurance								188
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$6,646
The cumulative number of reported claims presented above is reported on a per claimant basis.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Average Annual Percentage Payout of Incurred Claims by Age (in Years), Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	87.7%	9.5%	1.0%	0.5%	0.5%	0.5%	0.1%	0.04%	—%	—%

The tables presented above represent homeowners, dwelling fire and other liability lines of business. The Company combined the data for these lines of business because the policy coverage and payout pattern for homeowners and dwelling fire are not materially different. Also, other liability is combined with dwelling fire because liability coverage is only sold as an additional coverage offered only with the dwelling fire policy. The Company offers no stand alone liability products.

Management periodically estimates the liability for claims that have been reported but not paid and for claims incurred but not reported (IBNR). Management utilizes expected losses along with historical data analysis of paid and incurred loss development patterns over the past ten years to aide in establishing the claims liability. Management also separately evaluates any recent large events in establishing claim reserves. The Company also engages a consulting actuary to review managements' estimates of claim liabilities each year. There has been no material change in reserving methodology in 2017 compared to prior years.

As shown in the table above depicting average annual payout of incurred claims, 87.7% of claims are settled within twelve months of the date of loss and cumulatively, 97.2% of claims are settled within two years of the date of loss. While reserves for reported but unpaid and incurred but not reported claims can ultimately prove to be excessive or deficient, the short duration of the Company's claim liabilities serves to lesson the uncertainty compared to longer tail lines of insurance. The Company has no material exposure to difficult to estimate long tail liabilities such as toxic waste cleanup, asbestos related illness or other environmental remediation exposures.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
	December 31, 2017	December 31, 2016
Net outstanding liabilities
Homeowners' insurance	$2,384	$1,972
Dwelling fire insurance	2,799	2,938
Other Liability insurance	1,463	1,382
Other short-duration insurance lines	102	55
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	6,748	6,347

Reinsurance recoverable on unpaid claims
Homeowners' insurance	327	889
Dwelling fire insurance	—	295
Other Liability insurance	—	—
Other short-duration insurance lines	—	—
Total reinsurance recoverable on unpaid claims	327	1,184

Insurance lines other than short-duration	—	—
Unallocated claims adjustment expenses	—	—
Other	—	—
	—	—

Total gross liability for unpaid claims and claim adjustment expense	$7,075	$7,531

Accident and Health Claim Reserves

The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $367,000 at December 31, 2017 ($391,000 at December 31, 2016). These claims are a component of policy and contract claims which totaled $903,000 at December 31, 2017 ($1,008,000 at December 31, 2016).

Cumulative incurred and paid claims over the last three years, along with annual percentage payouts related to accident and health claims, is as follows (dollars in thousands):

	For the Years Ended December 31,
	2015	2016	2017
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
				IBNR Reserves Dec. 31, 2017	Cumulative Number of Reported Claims
2015	$765	$813	$736	$—	1,122
2016		960	962	—	1,175
2017			1,008	367	1,266

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

2015	$568	$724	$736
2016		658	874
2017			725

	Average Annual Percentage Payout of Incurred Claims by Age
	Unaudited
Years	1	2	3
	72.5%	22.1%	5.4%

NOTE 10 – REINSURANCE

The Company's insurance operations utilize reinsurance in the risk management process in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is placed through yearly renewable term coverage. Property and casualty reinsurance is placed on an excess of loss basis to cover losses from catastrophe events. Reinsurance ceded arrangements do not discharge the insurance subsidiaries as the primary insurer, except for cases involving a novation. Failure of re-insurers to honor their obligations could result in losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurance companies and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the companies to minimize their exposure to significant losses from reinsurance insolvencies.

In the normal course of business, NSFC seeks to reduce the loss that may arise from catastrophes or other individually significant large loss events that cause unfavorable underwriting results or have adverse impacts on regulatory capital levels by re-insuring certain levels of risk in various areas of exposure with reinsurance companies.  NSFC maintains a catastrophe reinsurance agreement to cover losses from catastrophic events, primarily hurricanes and tropical storms.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, NSIC seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to reinsurance companies under excess coverage contracts.  NSIC retains a maximum of $50,000 of coverage per individual life.  Cost is amortized over the reinsurance contract period.

At December 31, 2017, the largest reinsurance recoverable of a single reinsurer was $322,000 ($332,000 at December 31, 2016). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the years ended December 31, 2017 and 2016 amounted to $187,000 and $196,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts credited to the non-qualified deferred compensation plans for the years ended December 31, 2017 and 2016 amounted to approximately $303,000 and $245,000, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $268,000 costs incurred during the year ended December 31, 2017 and $250,000 costs incurred during the year ended December 31, 2016 related to ESOP plan contributions. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

NOTE 12 – REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company is dependent on dividends from its insurance subsidiaries to fund operations and for the payment of shareholder dividends. Dividend payments from the insurance subsidiaries are subject to regulatory review/approval and statutory limitations. The statutory limitations are outlined as follows:

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2017, NSIC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $1,646,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2017, NSFC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $3,419,000.

The payment of any subsidiary dividend requires prior notice to the regulatory authorities who may disallow the dividend if, in their judgment, payment of the dividend would have an adverse effect on the surplus of the subsidiary. Additionally, there are other considerations that can limit the payment of dividends to amounts less than statutory limits. Some of these considerations include potential adverse impact on regulatory capital ratios and impact on ratings issued by rating agencies such as A.M. Best and Demotech.

At December 31, 2017, securities with market values of $2,928,000 ($3,026,000 at December 31, 2016) were deposited with various states pursuant to statutory requirements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SHAREHOLDERS' EQUITY

During the years ended December 31, 2017 and December 31, 2016, changes in shareholders' equity consisted of net loss of $1,203,000 and net income of $3,063,000, respectively; dividends paid of $504,000 in 2017 and $452,000 in 2016; increases in accumulated other comprehensive income, net of applicable taxes, of $1,204,000 in 2017 and increases in accumulated other comprehensive income, net of applicable taxes, of $482,000 in 2016.  Other comprehensive gains and losses consisted of accumulated unrealized gains and losses on securities available-for-sale and unrealized loss on interest rate swaps.

Preferred Stock
Preferred Stock may be issued in one or more series as shall from time to time be determined and authorized by the Board of Directors. The directors may make specific provisions regarding (a) the voting rights, if any (b) whether such dividends are to be cumulative or noncumulative (c) the redemption provisions, if any (d) participating rights, if any (e) any sinking fund or other retirement provisions (f) dividend rates (g) the number of shares of such series and (h) liquidation preference. There is currently no Preferred Stock issued or outstanding.

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

The table below provides information regarding the Company's preferred and common stock as of December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,522,312	2,522,312	3,000,000	2,517,339	2,517,339

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Year ended December 31,
	2017	2016
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(679)	$(935)
Other comprehensive loss for period:
Other comprehensive gain before reclassifications	278	256
Reclassification adjustment - legislative tax rate change	(79)	—
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive income	199	256
Balance at end of period	$(480)	$(679)

Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$1,686	$1,460
Other comprehensive income for period:
Other comprehensive income before reclassifications	1,079	775
Reclassification adjustment - legislative tax rate change	514	—
Amounts reclassified from accumulated other comprehensive income	(153)	(549)
Net current period other comprehensive income	1,440	226
Balance at end of period	$3,126	$1,686

Total Accumulated Other Comprehensive Income at end of period	$2,646	$1,007

The following table presents the amounts reclassified out of AOCI for the years ended December 31, 2017 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$232	Net realized investment gains
	232	Total before tax
	(79)	Tax (expense) or benefit
	$153	Net of Tax

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of AOCI for the years months ended December 31, 2016 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$832	Net realized investment gains
	832	Total before tax
	(283)	Tax (expense) or benefit
	$549	Net of Tax

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

Total assets by industry segment at December 31, 2017 and at December 31, 2016 are summarized below (dollars in thousands):

Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

December 31, 2017	$146,438	$80,241	$60,709	$5,488

December 31, 2016	$148,579	$82,647	$58,689	$7,243

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Premium revenues and operating income by business segment for the years ended December 31, 2017 and 2016 are summarized below (dollars in thousands):

Year ended December 31, 2017	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$61,163	$55,044	$6,119	$—
Net investment income	3,647	1,571	2,011	65
Net realized investment gains (losses)	234	163	71	—
Other income	596	593	3	—
	65,640	57,371	8,204	65
BENEFITS AND EXPENSES
Policyholder benefits paid	42,869	37,824	5,045	—
Amortization of deferred policy acquisition costs	3,589	2,777	812	—
Commissions	7,723	7,380	343	—
General and administrative expenses	8,821	6,670	1,313	838
Taxes, licenses and fees	2,445	2,237	208	—
Interest expense	1,307	—	73	1,234
	66,754	56,888	7,794	2,072
Income (Loss) Before Income Taxes	$(1,114)	$483	$410	$(2,007)

Year ended December 31, 2016	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$61,398	$55,164	$6,234	$—
Net investment income	3,892	1,706	2,122	64
Net realized investment gains	998	725	273	—
Other income	605	603	2	—
	66,893	58,198	8,631	64
BENEFITS AND EXPENSES
Policyholder benefits paid	38,847	33,562	5,285	—
Amortization of deferred policy acquisition costs	3,506	2,783	723	—
Commissions	7,894	7,584	310	—
General and administrative expenses	8,996	6,818	1,509	669
Taxes, licenses and fees	2,204	2,005	199	—
Interest expense	1,352	—	78	1,274
	62,799	52,752	8,104	1,943
Income (Loss) Before Income Taxes	$4,094	$5,446	$527	$(1,879)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2017 and 2016, respectively:

	Year ended December 31,
	2017	2016
Life, accident and health operations premiums written:
Traditional life insurance	$4,411	$4,459
Accident and health insurance	1,828	1,851
Gross life, accident and health	6,239	6,310
Reinsurance premium ceded	(77)	(69)
Net life, accident and health premiums written	$6,162	$6,241
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$37,034	$35,783
Homeowners (Including mobile homeowners)	22,319	23,250
Other liability	2,145	2,081
Gross property and casualty	61,498	61,114
Reinsurance premium ceded	(6,272)	(5,830)
Net property and casualty written	$55,226	$55,284
Consolidated gross premiums written	$67,737	$67,424
Reinsurance premium ceded	(6,349)	(5,899)
Consolidated net premiums written	$61,388	$61,525

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2017 and 2016, respectively:

	Year ended December 31,
	2017	2016
Life, accident and health operations premiums earned:
Traditional life insurance	$4,368	$4,451
Accident and health insurance	1,828	1,852
Gross life, accident and health	6,196	6,303
Reinsurance premium ceded	(77)	(69)
Net life, accident and health premiums earned	$6,119	$6,234
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$36,373	$35,367
Homeowners (Including mobile homeowners)	22,831	23,595
Other liability	2,112	2,032
Gross property and casualty	61,316	60,994
Reinsurance premium ceded	(6,272)	(5,830)
Net property and casualty earned	$55,044	$55,164
Consolidated gross premiums earned	$67,512	$67,297
Reinsurance premium ceded	(6,349)	(5,899)
Consolidated net premiums earned	$61,163	$61,398

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – CONTINGENCIES

In the ordinary course of business, the Company and its subsidiaries are routinely a defendant in or party to pending or threatened legal actions and proceedings related to the conduct of their insurance operations. These suits can involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of the Company's subsidiaries, and other miscellaneous causes of action. It is inherently difficult to predict the outcome of such matters, particularly when the claimant seeks very large or indeterminate damages or when the matters present novel legal theories or involve multiple parties. An accrued liability is established when loss contingencies are both probably and estimable. However, there is potential loss exposure in excess of any accrued amounts. The Company monitors pending matters for further development that could affect the amount of the accrued liability.

The Company's property & casualty subsidiaries had two actions remaining in Texas filed in the aftermath of Hurricane Ike at December 31, 2017. These actions include individual lawsuits with allegations of underpayment of hurricane-related claims. The suits seek a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief. In March of 2018 the Company was notified that the Texas Supreme Court denied a Writ of Application to review an unfavorable decision handed down by the Court of Appeals on one of the two remaining Ike claims. This claim was 95% reinsured by the Company's catastrophe reinsurance coverage and the amount of the settlement, net of reinsurance, did not have a material impact on these consolidated financial statements.

The Company has reserves set up on litigated claims and the reserves are included in benefit and loss reserves.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2017 was $1,285,000 ($1,360,000 in 2016). The Company received refunds of $754,000 from income taxes during the year ended December 31, 2017. Cash paid for income taxes during the year ended December 31, 2016 was $750,000.

During the year ended December 31, 2017, non-cash changes in equity included $5,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $71,000 increase in additional paid-in capital.

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-K.

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule I. Summary of Investments Other Than Investments in Related Parties

THE NATIONAL SECURITY GROUP, INC. (dollars in thousands)
	December 31, 2017			December 31, 2016

	Cost	Fair Value	Amount per the Balance Sheet	Cost	Fair Value	Amount per the Balance Sheet
Securities Held-to-Maturity:
United States government	$1	$1	$1	$27	$29	$27
Mortgage backed securities	1,615	1,644	1,615	1,863	1,901	1,863
Total Securities Held-to-Maturity	1,616	1,645	1,616	1,890	1,930	1,890
Securities Available-for-Sale:
Equity Securities:
Banks and insurance companies	1,064	1,966	1,966	1,363	1,991	1,991
Industrial and all other	778	2,543	2,543	980	2,952	2,952
Total equity securities	1,842	4,509	4,509	2,343	4,943	4,943
Debt Securities:
United States government	18,562	18,451	18,451	18,618	18,518	18,518
States, municipalities and political subdivisions	13,758	14,093	14,093	14,806	15,166	15,166
Mortgage backed securities	12,892	12,795	12,795	10,970	10,931	10,931
Private label asset backed securities	10,128	10,510	10,510	7,910	7,774	7,774
Industrial and Miscellaneous	39,127	39,909	39,909	40,533	40,403	40,403
Total Debt Securities	94,467	95,758	95,758	92,837	92,792	92,792
Total Available-for-Sale	96,309	100,267	100,267	95,180	97,735	97,735
Total Securities	97,925	101,912	101,883	97,070	99,665	99,625
Trading securities	107	107	107	107	107	107
Mortgage loans on real estate	162	162	162	174	174	174
Investment real estate	3,221	3,221	3,221	3,221	3,221	3,221
Policy loans	1,810	1,810	1,810	1,708	1,708	1,708
Company owned life insurance	4,315	4,974	4,974	4,315	4,864	4,864
Other invested assets	2,574	2,574	2,574	3,457	3,457	3,457
Total investments	$110,114	$114,760	$114,731	$110,052	$113,196	$113,156

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule II. Condensed Financial Information of Registrant

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
(dollars in thousands)
	December 31,
	2017	2016
Assets
Fixed maturities available-for-sale, at estimated fair value	$1,446	$1,466
Investment real estate, at book value	356	356
Cash	1,753	1,690
Investment in subsidiaries (equity method) eliminated upon consolidation	61,001	61,108
Deferred income tax asset	1,745	1,826
Other assets	494	2,058
Total Assets	$66,795	$68,504
Liabilities and Shareholders' Equity
Liabilities
Accrued general expenses	$2,923	$2,296
Interest rate swaps	608	1,030
Short-term notes payable	1,300	1,800
Long-term debt	14,339	15,326
Total Liabilities	19,170	20,452
Total Shareholders' Equity	47,625	48,052
Total Liabilities and Shareholders' Equity	$66,795	$68,504

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME
(dollars in thousands)
	Years Ended December 31,
	2017	2016
Income
Dividends (eliminated upon consolidation)	$900	$1,750
Holding company management service fees	1,019	1,011
Other income	65	64
	1,984	2,825
Expenses
State taxes	43	43
Interest	1,234	1,274
Other expenses	792	626
	2,069	1,943
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(85)	882
Income tax expense (benefit)	74	(274)
Income (loss) before equity in undistributed earnings of subsidiaries	(159)	1,156
Equity in undistributed earnings of subsidiaries	(1,044)	1,907
Net income (loss)	$(1,203)	$3,063

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Years Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$(1,203)	$3,063
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Equity in undistributed earnings of subsidiaries	1,044	(1,907)
Deferred income tax expense	210	1,481
Other, net	2,016	(643)
Net cash provided by operating activities	2,067	1,994
Cash Flows from Investing Activities:
Net sales (purchases) of investments	—	—
Net cash provided by investing activities	—	—
Cash Flows from Financing Activities:
Net (repayments) proceeds from debt	(1,500)	(843)
Cash dividends	(504)	(452)
Net cash used in financing activities	(2,004)	(1,295)
Net change in cash and cash equivalents	63	699
Cash and cash equivalents, at beginning of year	1,690	991
Cash and cash equivalents, at end of year	$1,753	$1,690

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

Note 2 - Cash Dividends and Asset Transfers from Insurance Subsidiaries

In 2017, cash dividends of $900,000 were paid to the Registrant by its subsidiaries ($1,750,000 in 2015).

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule III. Supplementary Insurance Information

THE NATIONAL SECURITY GROUP, INC.
(dollars in thousands)			Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums	Unpaid Losses
At December 31, 2017:
Life and accident and health insurance			$4,690	$36,878	$10	$903
Property and casualty insurance			3,434	—	30,102	7,075
Total			$8,124	$36,878	$30,112	$7,978
At December 31, 2016:
Life and accident and health insurance			$4,907	$36,038	$13	$1,008
Property and casualty insurance			3,444	—	29,955	7,531
Total			$8,351	$36,038	$29,968	$8,539
	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions, Amortization of Policy Acquisition Costs	General Expenses, Taxes, Licenses and Fees
For the year ended December 31, 2017:
Life and accident and health insurance	$6,119	$2,011	$3	$5,045	$1,155	$1,521
Property and casualty insurance	55,044	1,571	593	37,824	10,157	8,907
Other	—	65	—	—	—	838
Total	$61,163	$3,647	$596	$42,869	$11,312	$11,266
For the year ended December 31, 2016:
Life and accident and health insurance	$6,234	$2,122	$2	$5,285	$1,033	$1,708
Property and casualty insurance	55,164	1,706	603	33,562	10,367	8,823
Other	—	64	—	—	—	669
Total	$61,398	$3,892	$605	$38,847	$11,400	$11,200
Note: Investment income and other operating expenses are reported separately by segment and not allocated.

Schedule IV. Reinsurance

THE NATIONAL SECURITY GROUP, INC.
(dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2017
Life insurance in force	$206,826	$10,413	$—	$196,413	—%
Premiums:
Life insurance and accident and health insurance	$6,196	$77	$—	$6,119	—%
Property and casualty insurance	61,316	6,272	—	55,044	—%
Total premiums	$67,512	$6,349	$—	$61,163	—%
For the year ended December 31, 2016
Life insurance in force	$208,420	$9,825	$—	$198,595	—%
Premiums:
Life insurance and accident and health insurance	$6,303	$69	$—	$6,234	—%
Property and casualty insurance	60,994	5,830	—	55,164	—%
Total premiums	$67,297	$5,899	$—	$61,398	—%

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule V. Valuation and Qualifying Accounts

The National Security Group, Inc.
Years ended December 31, 2017 and 2016
(dollars in thousands)
	2017	2016
Balance, January 1 Allowance for Doubtful Accounts	$7	$6
Additions	1	2
Deletions	4	1
Balance, December 31 Allowance for Doubtful Accounts	$4	$7

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) and the smaller reporting company guidance - COSO for Smaller Reporting Companies released in 2007. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

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
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
JACK E. BRUNSON (61) has served as a director since 1999 and as President of NSFC since 1997. He also serves on the Boards of Directors of NSFC and Omega. He joined the Company in 1982. Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (59) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He also holds the position of President of NSIC. He joined the Company in 1983. Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega. Mr. Brunson is a member of the Alabama State Bar.

BRIAN R. MCLEOD (49) currently serves as Vice President of Finance & Operations, CFO and Treasurer of the Company. From 1992-2002 he served as Controller. He joined the Company in 1992. Mr. McLeod is a Director of NSIC, NSFC, Omega and NATSCO. Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama. Mr. McLeod is a Certified Public Accountant.

The information contained in The National Security Group's definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2018 with respect to directors and executive officers of the Company as well as Corporate Governance, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2018 with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2018 with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation
The information contained in The National Security Group's definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2018, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in The National Security Group's definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2018, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information contained in The National Security Group's definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2018, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services
The information contained in The National Security Group's definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2018, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - December 31, 2017 and 2016

•	Consolidated Statements of Income (Loss) - Years ended December 31, 2017 and 2016

•	Consolidated Statements of Comprehensive Income - Years ended December 31, 2017 and 2016

•	Consolidated Statements of Shareholders' Equity - Years ended December 31, 2017 and 2016

•	Consolidated Statements of Cash Flows - Years ended December 31, 2017 and 2016

•	Consolidated Notes to the Financial Statements

2.	Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.
Schedule I	Summary of Investments Other Than Investments in Related Parties
Schedule II	Condensed Financial Information of the Registrant
Schedule III	Supplementary Insurance Information
Schedule IV	Reinsurance
Schedule V	Valuation and Qualifying Accounts

3.	Exhibits filed as part of this Form 10-K:

11.	Computation of Earnings Per Share filed Herewith, See Note 1 to Consolidated Financial Statements.
14.	Code of Ethics, See Additional Information in Part 1, Item 1 of This Report
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
October 20, 2017	October 23, 2017	Press release announcing quarterly dividend.
November 13, 2017	November 13, 2017	Press release announcing financial results for the period ended September 30, 2017.

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

Date: March 16, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 16, 2018:
SIGNATURE

/s/ Charles Arnold	/s/ Brian R. McLeod
/s/ Winfield Baird	/s/ Mickey L. Murdock
/s/ Fleming Brooks	/s/ Frank B. O'Neil
/s/ Jack E. Brunson	/s/ Donald Pittman
/s/ William L. Brunson, Jr.	/s/ Paul C. Wesch
/s/ Fred D. Clark, Jr.	/s/ L. Brunson White
/s/ Elizabeth Crawford	/s/ Walter P. Wilkerson