Form 10-Q
period 2018-03-31
NATIONAL SECURITY GROUP INC
filed 2018-05-14
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2018

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

As of May 14, 2018, there were 2,522,312 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

PART I. Financial Information
Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2018 - $1,575; 2017 - $1,645)	$1,573	$1,616
Fixed maturities available-for-sale, at estimated fair value (cost: 2018 - $96,277; 2017 - $94,467)	95,825	95,758
Equity securities, at estimated fair value (cost: 2018 - $1,842; 2017 - $1,842)	4,303	4,509
Trading securities	107	107
Mortgage loans on real estate, at cost	161	162
Investment real estate, at book value	3,221	3,221
Policy loans	1,842	1,810
Company owned life insurance	4,835	4,974
Other invested assets	2,451	2,574
Total Investments	114,318	114,731
Cash and cash equivalents	5,586	6,644
Accrued investment income	826	768
Policy receivables and agents' balances, net	11,985	11,653
Reinsurance recoverable	771	366
Deferred policy acquisition costs	8,031	8,124
Property and equipment, net	1,743	1,781
Income tax recoverable	926	393
Deferred income tax asset, net	1,123	1,487
Other assets	765	491
Total Assets	$146,074	$146,438
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$6,927	$7,075
Accident and health benefit and loss reserves	3,603	3,595
Life and annuity benefit and loss reserves	33,329	33,283
Unearned premiums	30,773	30,112
Policy and contract claims	913	903
Other policyholder funds	1,705	1,706
Short-term notes payable and current portion of long-term debt	800	1,300
Long-term debt	14,342	14,339
Other liabilities	6,956	6,500
Total Liabilities	99,348	98,813
Contingencies
Shareholders' equity
Common stock	2,522	2,522
Additional paid-in capital	5,483	5,483
Accumulated other comprehensive income (loss)	(705)	2,646
Retained earnings	39,426	36,974
Total Shareholders' Equity	46,726	47,625
Total Liabilities and Shareholders' Equity	$146,074	$146,438

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended March 31,
	2018	2017
REVENUES
Net premiums earned	$15,059	$15,040
Net investment income	781	926
Net realized investment gains (losses)	(125)	160
Other income	161	152
Total Revenues	15,876	16,278
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	9,427	11,146
Amortization of deferred policy acquisition costs	803	945
Commissions	2,060	2,093
General and administrative expenses	2,003	1,797
Taxes, licenses and fees	649	689
Interest expense	302	323
Total Benefits, Losses and Expenses	15,244	16,993

Income (Loss) Before Income Taxes	632	(715)

INCOME TAX EXPENSE (BENEFIT)
Current	(534)	(325)
Deferred	695	(74)
	161	(399)

Net Income (Loss)	$471	$(316)

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$0.19	$(0.13)

DIVIDENDS DECLARED PER SHARE	$0.05	$0.05

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2018	2017

Net income (loss)	$471	$(316)

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $68 and $106 for 2018 and 2017, respectively	(1,376)	344
Unrealized gain on interest rate swap	132	70

Other comprehensive income (loss), net of tax	(1,244)	414

Comprehensive income (loss)	$(773)	$98

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital
Balance at December 31, 2017	$47,625	$36,974	$2,646	$2,522	$5,483

Cumulative effect of change in accounting principle	—	2,107	(2,107)	—	—

Comprehensive income (loss):

Net income for March 31, 2018	471	471	—	—	—

Other comprehensive loss (net of tax)	(1,244)	—	(1,244)	—	—

Cash dividends	(126)	(126)	—	—	—

Balance at March 31, 2018	$46,726	$39,426	$(705)	$2,522	$5,483

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$471	$(316)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	100	146
(Increase) decrease in cash surrender value of company owned life insurance	139	(42)
Net realized gains on investments	125	(160)
Deferred income taxes	695	(74)
Amortization of deferred policy acquisition costs	803	945
Changes in assets and liabilities:
Change in receivable for securities sold	—	499
Change in accrued investment income	(58)	(26)
Change in reinsurance recoverable	(405)	776
Policy acquisition costs deferred	(710)	(935)
Change in accrued income taxes	(533)	(325)
Change in net policy liabilities and claims	240	698
Change in other assets/liabilities, net	472	(520)
Other, net	6	5
Net cash provided by operating activities	1,345	671
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(5,601)	(3,324)
Property and equipment	—	(8)
Proceeds from sale or maturities of:
Held-to-maturity securities	43	92
Available-for-sale securities	3,813	3,939
Property and equipment	—	2
Other invested assets, net	(31)	(13)
Net cash provided by (used in) investing activities	(1,776)	688
Cash Flows from Financing Activities
Change in other policyholder funds	(1)	22
Change in short-term notes payable	(500)	(500)
Dividends paid	(126)	(126)
Net cash used in financing activities	(627)	(604)
Net change in cash and cash equivalents	(1,058)	755
Cash and cash equivalents, beginning of year	6,644	7,368
Cash and cash equivalents, end of period	$5,586	$8,123
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,522,312 at March 31, 2018 and 2,517,339 at March 31, 2017. The Company did not have any dilutive securities as of March 31, 2018 and 2017.

Reclassifications
Certain 2017 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2018 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At March 31, 2018, the net amount exceeding FDIC insured limits was $3,654,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At March 31, 2018, the single largest balance due from one agent totaled $729,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At March 31, 2018 and December 31, 2017, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At March 31, 2018, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Accounting Changes Not Yet Adopted

Recognition and Measurement of Financial Assets and Financial Liabilities
In February 2018, the Financial Accounting Standards Board (FASB) issued guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

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

Recently Adopted Accounting Standards

Income Statement - Reporting Comprehensive Income
In February 2018, the Financial Accounting Standards Board (FASB) issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act and improves the usefulness of information reported to financial statement users. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company adopted this guidance as of December 31, 2017. The adoption of this guidance resulted in a $435,000 reclassification to accumulated other comprehensive income from retained earnings related to stranded tax effects resulting from the Tax Cuts and Jobs Act.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Revenue from Contracts with Customers
In May 2014, FASB issued guidance on a comprehensive new revenue recognition standard. This standard will not impact accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. The guidance requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued a deferral of the effective date by one year. This guidance is effective retrospectively for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption of this standard is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Insurance contracts are specifically scoped out of this new guidance.

The Company does not have policy fees or any material services that may be subject to the new revenue recognition guidance. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have an impact on its condensed consolidated financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. The guidance eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance resulted in a $2,107,000 reclassification to retained earnings from accumulated other comprehensive income related to accumulated unrealized gains on equity securities as well as recognition of a $162,000 loss, net of tax, related to the change in value of equity securities.

Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued guidance that clarifies how certain cash receipts and cash payments shall be presented and classified in the statement of cash flows. This guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

Compensation - Stock Compensation
In May 2017, the FASB issued guidance to provide clarity and reduce diversity in practice as well as cost and complexity when there is a change in the terms or conditions of a share-based payment award. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds a passive interest in a limited partnership that is considered to be a Variable Interest Entity (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entity and is not required to consolidate under ASC 810. The entity is a private placement investment fund formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnership. The carrying value of the investment totals $142,000 and is included as a component of Other Invested Assets in the accompanying consolidated balance sheets.

In December 2005, the Company formed National Security Capital Trust I, a statutory trust created under the Delaware Statutory Trust Act, for the sole purpose of issuing, in private placement transactions, $9,000,000 of trust preferred

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

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

NOTE 3 – INVESTMENTS

Our investment in available-for-sale securities, which are reported at fair value, includes fixed maturity securities and prior to January 1, 2018, equity securities. Net unrealized gains or losses on equity securities prior to January 1, 2018, and on fixed maturities are reported after-tax as a component of other comprehensive income. As of January 1, 2018, changes in fair value of equity securities are recognized through net income.

The amortized cost and aggregate fair values of investments in available-for-sale securities as of March 31, 2018 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$38,963	$625	$748	$38,840
Mortgage backed securities	11,979	101	456	11,624
Private label asset backed securities	12,637	294	3	12,928
Obligations of states and political subdivisions	13,422	299	124	13,597
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	19,276	63	503	18,836
Total	$96,277	$1,382	$1,834	$95,825

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of March 31, 2018 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,573	$16	$14	$1,575
Total	$1,573	$16	$14	$1,575

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

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

The amortized cost and aggregate fair value of debt securities at March 31, 2018, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,284	$1,284
Due after one year through five years	16,803	16,854
Due after five years through ten years	29,218	29,206
Due after ten years	48,972	48,481
Total	$96,277	$95,825

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	57	61
Due after ten years	1,516	1,514
Total	$1,573	$1,575

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

A summary of securities available-for-sale with unrealized losses as of March 31, 2018, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$17,812	$471	$5,950	$277	$23,762	$748	40
Mortgage backed securities	7,180	257	2,124	199	9,304	456	21
Private asset backed securities	1,163	3	—	—	1,163	3	2
Obligations of state and political subdivisions	3,928	43	2,528	81	6,456	124	13
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	8,188	223	6,349	280	14,537	503	22
	$38,271	$997	$16,951	$837	$55,222	$1,834	98

A summary of securities held-to-maturity with unrealized losses as of March 31, 2018 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities:
Mortgage backed securities	$1,145	$14	$—	$—	$1,145	$14	1
	$1,145	$14	$—	$—	$1,145	$14	1

A summary of securities available-for-sale with unrealized losses as of December 31, 2017, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

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

There were no equity securities or securities held-to-maturity with unrealized losses as of December 31, 2017.

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

Management has evaluated each security in a significant unrealized loss position in both the debt and equity investment portfolios.  The Company has no material exposure to sub-prime mortgage loans and approximately 5.94% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the three months ended March 31, 2018 and year ended December 31, 2017, the Company realized no other-than-temporary impairments. At March 31, 2018, the single largest loss not realized as an impairment was in the bond portfolio and totaled $88,000. The second largest loss position was in the bond portfolio and totaled $87,000. The third largest loss position was in the bond portfolio and totaled $81,000. At December 31, 2017, the single largest loss not realized as an impairment was in the bond portfolio and totaled $75,000. The second largest loss position was in the bond portfolio and totaled $60,000. The third largest loss position was in the bond portfolio and totaled $53,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended March 31,
	2018	2017
Fixed maturities	$891	$817
Equity securities	20	24
Mortgage loans on real estate	2	2
Investment real estate	1	2
Policy loans	35	33
Company owned life insurance change in surrender value	(139)	43
Other	8	45
	818	966
Less: Investment expenses	37	40
Net investment income	$781	$926

Major categories of realized investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended March 31,
	2018	2017
Fixed maturities	$81	$160
Change in fair value of equity securities	(206)	—
Net realized investment gains (losses)	$(125)	$160

An analysis of the net change in unrealized gains and losses on available-for-sale securities follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Net change in unrealized gains (losses) on available-for-sale securities before deferred tax	$(1,742)	$1,402
Deferred income tax	366	(476)
Net change in unrealized gains (losses) on available-for-sale securities	$(1,376)	$926

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$38,840	$—	$38,840	$—
Mortgage backed securities	11,624	—	11,624	—
Private label asset backed securities	12,928	—	12,928	—
Obligations of states and political subdivisions	13,597	—	13,597	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,836	18,836	—	—
Trading securities	107	107	—	—
Equity securities	4,303	3,201	—	1,102
Total Financial Assets	$100,235	$22,144	$76,989	$1,102
Financial Liabilities
Interest rate swap	$(441)	$—	$—	$(441)
Total Financial Liabilities	$(441)	$—	$—	$(441)

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

As of March 31, 2018, Level 3 fair value measurements of assets include $1,102,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of March 31, 2018, Level 3 fair value measurements of liabilities include $441,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 (in thousands):

For the three months ended March 31, 2018	Equity Securities	Interest Rate Swap
Beginning balance	$1,073	$(608)
Total gains or losses (realized and unrealized):
Included in earnings	29	—
Included in other comprehensive income	—	167
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,102	$(441)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2018:	$—	$—

For the three months ended ended March 31, 2018, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017 (in thousands):

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018		December 31, 2017
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,573	$1,575	$1,616	$1,645
Mortgage loans	161	161	162	162
Policy loans	1,842	1,842	1,810	1,810
Company owned life insurance	4,835	4,835	4,974	4,974
Other invested assets	2,451	2,451	2,574	2,574
Liabilities and related instruments
Other policyholder funds	1,705	1,705	1,706	1,706
Short-term notes payable and current portion of long-term debt	800	800	1,300	1,300
Long-term debt	14,342	14,342	14,339	14,339

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Building and improvements	$3,378	$3,378
Electronic data processing equipment	1,511	1,512
Furniture and fixtures	486	486
	5,375	5,376
Less accumulated depreciation	3,632	3,595
Property and equipment, net	$1,743	$1,781
Depreciation expense for the three months ended March 31, 2018 was $38,000 ($121,000 for the year ended December 31, 2017).

NOTE 6 – INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (TCJA), a comprehensive tax legislation which, among other things, reduced the Company's statutory federal income tax rate from 34% to 21% effective January 1, 2018. In addition to the reduction in tax rates, the TCJA makes broad and complex changes to the Internal Revenue Code that will introduce changes to many tax related exclusions, deductions and credits. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $1,123,000 at March 31, 2018 and $1,487,000 at December 31, 2017.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of March 31, 2018	As of December 31, 2017
General expenses	$1,068	$1,069
Unearned premiums	1,295	1,269
Claims liabilities	469	484
AMT credit	788	1,575
Impairment on real estate owned	116	116
Unrealized losses on securities available-for-sale	95	—
Unrealized loss on interest rate swaps	93	128
Deferred tax assets	3,924	4,641

Depreciation	(85)	(88)
Deferred policy acquisition costs	(1,686)	(1,706)
Pre-1984 policyholder surplus account	(513)	(529)
Unrealized gains on securities available-for-sale	—	(831)
Unrealized gains on equity securities	(517)	—
Deferred tax liabilities	(2,801)	(3,154)
Net deferred tax asset	$1,123	$1,487
The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Three months ended March 31,
	2018	2017
Deferred policy acquisition costs	$(20)	$(3)
Unearned premiums	(26)	(62)
General expenses	1	62
Depreciation	(3)	(4)
Claims liabilities	15	(44)
AMT credit	787	(23)
Impact of repeal of special provision on pre-1984 policyholder surplus	(16)	—
Unrealized gains on equity securities	(43)	—
Deferred income tax expense (benefit)	$695	$(74)
Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Three months ended March 31,
	2018	2017
Federal income tax rate applied to pre-tax income/loss	21.0%	34.0%
Dividends received deduction and tax-exempt interest	(1.2)%	2.6%
Company owned life insurance	4.6%	2.0%
Small life deduction	—%	19.3%
Other, net	1.1%	(2.1)%
Effective federal income tax rate	25.5%	55.8%

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2011. Tax returns have been filed through the year 2016.

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%. Unsecured.	$800	$800
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity March 2018. Interest payments due quarterly. Unsecured.	—	500
	$800	$1,300
Long-term debt consisted of the following as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%; maturity November 2019. Annual installment payments beginning November 2017 with final balloon payment due November 30, 2019. Unsecured.	$2,200	$2,200

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $168,000 in debt issuance cost ($178,000 in 2016); maturity December 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,113	9,111

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $65,000 in debt issuance cost ($68,000 in 2016); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,029	3,028
	$14,342	$14,339

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

The swaps entered into in 2009 and 2010 have fair values of $39,000 (liability) and $402,000 (liability), respectively, for a total liability of $441,000 at March 31, 2018 ($608,000 at December 31, 2017).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $132,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at March 31, 2018.  A net valuation gain of $278,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2017.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At March 31, 2018, the Company has securities on deposit with fair market values of $1,425,000 ($926,000 of which is posted as collateral). At December 31, 2017, the Company had securities on deposit with fair market values of $1,446,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Three months ended March 31,
	2018	2017
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$7,075	$7,531
Less reinsurance recoverable on unpaid losses	327	1,184
Net balances at beginning of year	6,748	6,347
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	9,185	10,786
Estimated claims and claim adjustment expenses for claims arising in prior years	(1,097)	(751)
Total increases	8,088	10,035
Claims and claim adjustment expense payments for claims arising in:
Current year	5,527	7,090
Prior years	2,567	2,006
Total payments	8,094	9,096
Net balance at end of period	6,742	7,286
Plus reinsurance recoverable on unpaid losses	185	526
Claims and claim adjustment expense reserves at end of period	$6,927	$7,812

The decline in claim and claim adjustment expense reserves before reinsurance recoverable is primarily due to the decrease in catastrophe losses during the period. The estimate for claims arising in prior years was reduced $1,097,000 in 2018 (reduced $751,000 in 2017) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves

The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $430,000 at March 31, 2018 ($367,000 at December 31, 2017). These claims are a component of policy and contract claims which totaled $913,000 at March 31, 2018 ($903,000 at December 31, 2017).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

NOTE 9 – REINSURANCE

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

At March 31, 2018, the largest reinsurance recoverable of a single reinsurer was $340,000 ($322,000 at December 31, 2017). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the three months ended March 31, 2018 and 2017 amounted to $45,000 and $57,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The Company established a non-qualified plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the three months ended March 31, 2018 and 2017 amounted to an approximate $48,000 decrease and $83,000 increase in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were $232,000 costs incurred during the three months ended March 31, 2018 and $268,000 costs incurred during the three months ended March 31, 2017 related to ESOP plan contributions. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

NOTE 11 – SHAREHOLDERS' EQUITY

During the three months ended March 31, 2018 and year ended December 31, 2017, changes in shareholders' equity consisted of net income of $471,000 and net loss of $1,203,000, respectively; dividends paid of $126,000 in 2018 and $504,000 in 2017; decreases in accumulated other comprehensive income, net of applicable taxes, of $1,244,000 in 2018 and increases in accumulated other comprehensive income, net of applicable taxes, of $1,204,000 in 2017.  Other comprehensive gains and losses consisted of accumulated unrealized gains and losses on securities available-for-sale and unrealized loss on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of March 31, 2018 and December 31, 2017:

	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,522,312	2,522,312

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Three months ended March 31,
	2018	2017
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(480)	$(679)
Other comprehensive income for period:
Other comprehensive gain before reclassifications	132	70
Net current period other comprehensive income	132	70
Balance at end of period	$(348)	$(609)

Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$3,126	$1,686
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(1,308)	450
Reclassification adjustment - gains on equity securities	(2,107)	—
Amounts reclassified from accumulated other comprehensive income	(68)	(106)
Net current period other comprehensive income (loss)	(3,483)	344
Balance at end of period	$(357)	$2,030

Total Accumulated Other Comprehensive Income (Loss) at end of period	$(705)	$1,421

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2018 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$86	Net realized investment gains
	86	Total before tax
	(18)	Tax (expense) or benefit
	$68	Net of Tax

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

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

Total assets by industry segment at March 31, 2018 and at December 31, 2017 are summarized below (dollars in thousands):

Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

March 31, 2018	$146,074	$81,397	$59,972	$4,705

December 31, 2017	$146,438	$80,241	$60,709	$5,488

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Premium revenues and operating income by business segment for the three months ended March 31, 2018 and 2017 are summarized below (dollars in thousands):

Three months ended March 31, 2018	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,059	$13,531	$1,528	$—
Net investment income	781	251	516	14
Net realized investment gains (losses)	(125)	(174)	49	—
Other income	161	160	1	—
	15,876	13,768	2,094	14
BENEFITS AND EXPENSES
Policyholder benefits paid	9,427	7,978	1,449	—
Amortization of deferred policy acquisition costs	803	690	113	—
Commissions	2,060	2,012	48	—
General and administrative expenses	2,003	1,452	507	44
Taxes, licenses and fees	649	553	96	—
Interest expense	302	—	12	290
	15,244	12,685	2,225	334
Income (Loss) Before Income Taxes	$632	$1,083	$(131)	$(320)

Three months ended March 31, 2017	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,040	$13,489	$1,551	$—
Net investment income	926	392	519	15
Net realized investment gains	160	—	160	—
Other income	152	150	2	—
	16,278	14,031	2,232	15
BENEFITS AND EXPENSES
Policyholder benefits paid	11,146	9,918	1,228	—
Amortization of deferred policy acquisition costs	945	694	251	—
Commissions	2,093	2,024	69	—
General and administrative expenses	1,797	1,275	279	243
Taxes, licenses and fees	689	592	97	—
Interest expense	323	—	19	304
	16,993	14,503	1,943	547
Income (Loss) Before Income Taxes	$(715)	$(472)	$289	$(532)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2018 and 2017, respectively:

	Three months ended March 31,
	2018	2017
Life, accident and health operations premiums written:
Traditional life insurance	$1,120	$1,145
Accident and health insurance	415	423
Gross life, accident and health	1,535	1,568
Reinsurance premium ceded	(31)	(29)
Net life, accident and health premiums written	$1,504	$1,539
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$9,553	$9,431
Homeowners (Including mobile homeowners)	5,312	5,627
Other liability	565	543
Gross property and casualty	15,430	15,601
Reinsurance premium ceded	(1,154)	(1,102)
Net property and casualty written	$14,276	$14,499
Consolidated gross premiums written	$16,965	$17,169
Reinsurance premium ceded	(1,185)	(1,131)
Consolidated net premiums written	$15,780	$16,038

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2018 and 2017, respectively:

	Three months ended March 31,
	2018	2017
Life, accident and health operations premiums earned:
Traditional life insurance	$1,144	$1,158
Accident and health insurance	415	422
Gross life, accident and health	1,559	1,580
Reinsurance premium ceded	(31)	(29)
Net life, accident and health premiums earned	$1,528	$1,551
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,116	$8,816
Homeowners (Including mobile homeowners)	5,497	5,720
Other liability	530	513
Gross property and casualty	15,143	15,049
Reinsurance premium ceded	(1,612)	(1,560)
Net property and casualty earned	$13,531	$13,489
Consolidated gross premiums earned	$16,702	$16,629
Reinsurance premium ceded	(1,643)	(1,589)
Consolidated net premiums earned	$15,059	$15,040

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

NOTE 14 – CONTINGENCIES

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

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2018 was $266,000 ($269,000 in 2017). There was no cash paid for income taxes during the three months ended March 31, 2018 or 2017.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-Q.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of March 31, 2018, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2018 and 2017 and the condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2018 and the statement of cash flows for the three-month periods ended March 31, 2018 and 2017. These condensed consolidated financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2017, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Birmingham, Alabama
May 14, 2018

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three month periods ended March 31, 2018 and 2017.

The National Security Group, Inc. operates in ten states with 46.9% of total premium revenue generated in the states of Alabama and Mississippi.  The Company is made up of the following two segments:

•
The Property and Casualty (P&C) segment is the most significant segment, accounting for 90.7% of gross earned premium in 2018.  The P&C segment has insurance in-force in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•
The Life segment accounted for 9.3% of gross premium revenue in 2018. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

All of our insurance companies have been assigned ratings by A.M. Best Co (Best).  On April 12, 2018, Best affirmed the financial strength rating (FSR) of B++ (Good) and the issuer credit rating (ICR) of "bbb" of NSFC. In addition, Best affirmed the FSR of B+(Good) and ICR of "bbb-" of Omega and NSIC. The A.M. Best outlook for all of the ratings is "stable" for NSFC and Omega. Best upgraded the outlook from "stable" to "positive" for NSIC. Best also affirmed the ICR of "bb" of the parent holding company, NSEC, with a "stable" outlook.

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On March 8, 2018, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

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

Overview-Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Summary:

For the three months ended March 31, 2018, the Company had net income of $471,000, $0.19 income per share, compared to a net loss of $316,000, $0.13 loss per share, for the three months ended March 31, 2017. The pretax income from operations in the first quarter of 2018 totaled $757,000 compared to pretax loss from operations of $875,000 in the first quarter of 2017. During the first quarter of 2018, claim activity related to catastrophe events was significantly less compared to the same period last year. For the three months ended March 31, 2018, the P&C segment had $758,000 in reported losses and loss adjustment expenses (LAE) from cat events. Results for the first quarter of 2017 were negatively impacted by an increased frequency of severe thunderstorm activity which generated widespread wind, hail and tornado damage to insured property across the southeastern United States. This increased frequency of severe thunderstorm activity led to $3,521,000 in reported losses and LAE from cat events during the first quarter of 2017.

Financial results for the three months ended March 31, 2018 and 2017 were as follows:

Consolidated Financial Summary	Three months ended March 31,
(dollars in thousands, except per share)	2018	2017
Gross premiums written	$16,965	$17,169
Net premiums written	$15,780	$16,038

Net premiums earned	$15,059	$15,040
Net investment income	781	926
Net realized investment (losses) gains	(125)	160
Other income	161	152
Total Revenues	15,876	16,278
Policyholder benefits and settlement expenses	9,427	11,146
Amortization of deferred policy acquisition costs	803	945
Commissions	2,060	2,093
General and administrative expenses	2,003	1,797
Taxes, licenses and fees	649	689
Interest expense	302	323
Total Benefits, Losses and Expenses	15,244	16,993
Income (Loss) Before Income Taxes	632	(715)
Income tax expense (benefit)	161	(399)
Net Income (Loss)	$471	$(316)
Income (Loss) Per Common Share	$0.19	$(0.13)
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$471	$(316)
Income tax expense (benefit)	161	(399)
Realized investment losses (gains), net	125	(160)
Pretax Income (Loss) From Operations	$757	$(875)

Three-month period ended March 31, 2018 compared to three-month period ended March 31, 2017

Premium Revenue:
For the three month period ended March 31, 2018, net premiums earned were up $19,000 at $15,059,000 compared to $15,040,000 during the same period in 2017. The increase in premium revenue was primarily attributable to a slight 0.3% increase in net premiums earned in the P&C segment.

Net Income (Loss):
For the quarter ended March 31, 2018, the Company had net income of $471,000, $0.19 income per share, compared to a net loss of $316,000, $0.13 loss per share, for the same period in 2017, an increase of $787,000. As discussed above, a decrease in storm losses was the primary factor contributing to the increase in net income in the current year compared to the same period last year.

Pretax Income (Loss) from Operations:
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

For the three months ended March 31, 2018, our pretax income from operations was $757,000 compared to a pretax loss from operations of $875,000 for the three months ended March 31, 2017, an increase of $1,632,000. A decrease in severe thunderstorm activity during the first quarter of 2018 compared to the same period last year was the primary factor contributing to the improvement in pretax income from operations. The first quarter of 2017 was plagued with an unusually high frequency of severe thunderstorm activity due to much warmer temperatures in the early part of the year.

P&C Segment Combined Ratio:
The P&C segment ended the first three months of 2018 with a GAAP basis combined ratio of 92.7%. Reported catastrophe losses totaled $758,000 for the quarter and added 5.5 percentage points to the combined ratio. In comparison, the P&C segment ended the first quarter of 2017 with a GAAP basis combined ratio of 106.3% with catastrophe losses increasing the combined ratio by 25.8 percentage points. Partially offsetting the reduction in catastrophe losses in the first quarter; fire losses were up $1,210,000 in 2018 compared to last year. This increase in fire losses added 8.8 percentage points to the 2018 combined ratio. While the colder temperatures in January and February of 2018 reduced outbreaks of severe weather compared to last year, the colder temperatures tend to increase the frequency of fire losses in the nonstandard markets in which we operate due to increased use of supplemental home heating sources such as space heaters and wood burning stoves.

Overview - Balance Sheet highlights at March 31, 2018 compared to December 31, 2017

Selected Balance Sheet Highlights	March 31, 2018	December 31, 2017
(dollars in thousands)
Invested Assets	$114,318	$114,731
Cash	$5,586	$6,644
Total Assets	$146,074	$146,438
Policy Liabilities	$77,250	$76,674
Total Debt	$15,142	$15,639
Accumulated Other Comprehensive Income (Loss)	$(705)	$2,646
Shareholders' Equity	$46,726	$47,625
Book Value Per Share	$18.53	$18.88

Invested Assets:
Invested assets as of March 31, 2018 were $114,318,000 down $413,000, or 0.4%, compared to $114,731,000 as of December 31, 2017. Positive cash flow from operations lead to an increase in investment purchases during the first quarter of 2018, but this increase in new investment was offset by an increase in market interest rates which reduced the market value of our bond investment portfolio.

Cash:
The Company, primarily through its insurance subsidiaries, had $5,586,000 in cash and cash equivalents at March 31, 2018, not materially different compared to $6,644,000 at December 31, 2017. The decrease in cash was primarily due to an increase in investments in fixed income securities and debt reduction.

Total Assets:
The Company had no material change in total assets as of March 31, 2018 compared to December 31, 2017. Total assets as of March 31, 2018 were $146,074,000 compared to $146,438,000 at December 31, 2017.

Policy Liabilities:
Policy liabilities were $77,250,000 at March 31, 2018 compared to $76,674,000 at December 31, 2017; an increase of $576,000 or 0.8%. The primary reason for the increase in policy liabilities in the first quarter of 2018 compared to 2017 was an increase in unearned premium. This increase in unearned premium is seasonal as we typically issue and renew a larger number of annual insurance contracts during the first and second quarters of each year compared to the remainder of the year.

Debt Outstanding:
Total debt at March 31, 2018 was $15,142,000 compared to $15,639,000 at December 31, 2017. The pay down of a bank credit line was the primary reason for the $497,000 or 3.2% decrease in total debt.

Shareholders' Equity:
Shareholders' equity as of March 31, 2018 was $46,726,000, down $899,000 compared to December 31, 2017 Shareholders' equity of $47,625,000. Book value per share was $18.53 at March 31, 2018, compared to $18.88 per share at December 31, 2017, a decrease of $0.35. The primary reason for the decrease in Shareholders' Equity was the decrease in market value of fixed income securities as well as the decrease in market value of equity securities. Partially offsetting these factors was net income of $471,000.

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,		Percent
(dollars in thousands)	2018	2017	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,144	$1,158	(1.2)%
Accident and health insurance	415	422	(1.7)%
Gross life, accident and health	1,559	1,580	(1.3)%
Reinsurance premium ceded	(31)	(29)	6.9%
Net life, accident and health premiums earned	$1,528	$1,551	(1.5)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,116	$8,816	3.4%
Homeowners (Including mobile homeowners)	5,497	5,720	(3.9)%
Other liability	530	513	3.3%
Gross property and casualty	15,143	15,049	0.6%
Reinsurance premium ceded	(1,612)	(1,560)	3.3%
Net property and casualty premiums earned	$13,531	$13,489	0.3%

Consolidated gross premiums earned	$16,702	$16,629	0.4%
Reinsurance premium ceded	(1,643)	(1,589)	3.4%
Consolidated net premiums earned	$15,059	$15,040	0.1%

Consolidated net premium earned was up 0.1% for the quarter ended March 31, 2018, at $15,059,000 compared to $15,040,000 for the quarter ended March 31, 2017. The slight increase in net premium earned was due to a 0.3%

increase in net premium earned in the P&C segment. Premium growth has slowed due to a combination of competitive pressures and the smaller size of the non-standard market in which we operate.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. With our 2018 catastrophe contract placement, our catastrophe retention remained unchanged from last year at $4 million and, also unchanged from last year, we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million. Our catastrophe reinsurance has a reinstatement provision for one event and covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million (net of reinsurance). It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple smaller catastrophe events that individually may not exceed our $4 million retention and would not be covered under our catastrophe reinsurance contract. While the first quarter of 2018 had catastrophe related losses, no single event approached the upper limit of our $4 million retention under our catastrophe reinsurance coverage.

Under the catastrophe reinsurance program in 2018, the Company retains the first $4,000,000 in losses from each event.  Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000

Investment Income:
For the three months ended March 31, 2018, net investment income was $781,000 compared to $926,000 for the same period in 2017; a decrease of $145,000 or 15.7%. The primary reason for the decrease was a decline in value of investments in the cash value of our company owned life insurance in first quarter 2018 compared to first quarter 2017.

Realized Investment Gains and Losses:
Realized investment losses, for the three months ended March 31, 2018, were $125,000 compared to realized investment gains of $160,000 for the same period in 2017, a decline of $285,000. In January of 2016, the FASB issued guidance that requires equity investments to be measured at fair value with changes in fair value recognized in net income through investment gains and losses. For us, this guidance became effective January 1, 2018. A decrease in market value of our equity securities was the primary reason for the $285,000 decline and was primarily associated with the adoption of the guidance described above.

Other Income:
Other income was comparable at $161,000 for the three months ended March 31, 2018, compared to $152,000 for the same period in 2017; a decrease of $9,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $9,427,000 for the three months ended March 31, 2018, compared to $11,146,000 for the three months ended March 31, 2017; a decrease of $1,719,000 or 15.4%. Claims as a percentage of premium earned was 62.6% in the first quarter of 2018 compared to 74.1% in the first quarter of 2017. An active spring storm season in the first quarter of 2017 lead to higher windstorm related claims which negatively impacted underwriting results in the prior year.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three months ended March 31, 2018 and 2017 (dollars in thousands):

For the three months ended March 31, 2018			For the three months ended March 31, 2017
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 1814 (Feb 24-26)	$148	48	Cat 1711 (Jan 1-3)	$777	178
Cat 1817 (Mar 18-20)	584	145	Cat 1713 (Jan 18-22)	2,034	352
			Cat 1719 (Feb 28-Mar 2)	330	88
			Cat 1720 (Mar 6-9)	106	35
			Cat 1721 (Mar 21-22)	115	32
Misc cats less than $100k	26	8	Misc cats less than $100k	159	46
Total Cat losses	$758	201	Total Cat losses	$3,521	731

Non-cat wind & hail	$1,159	372	Non-cat wind & hail	$1,153	300

During the first quarter of 2018, the P&C segment was impacted by three catastrophe events which produced 201 claims with reported losses (including loss adjustment expenses) totaling $758,000. In comparison, the P&C segment was impacted by eight catastrophe events during the first quarter of 2017 from 731 claims totaling $3,521,000. The prior year had higher than average temperatures in January, which lead to an early start to the traditional "spring storm season" and a higher frequency of tornado and thunderstorm activity and was the primary reason for the increase in storm losses in 2017. During 2018, the P&C segment had reported losses from Cat 1817 totaling $584,000 from 145 claims. This cat event accounted for 77.0% of total reported losses from cat events during the first quarter of 2018 and added 4.3 percentage points to the first quarter 2018 P&C segment loss ratio. Claims reported from all first quarter 2018 cat events contributed 5.5 percentage points to the first quarter 2018 P&C segment loss ratio. During 2017, reported claims from cat events were primarily from Cat 1713 which impacted our policyholders in January 2017, predominantly in the state of Georgia. This cat event accounted for 57.8% of all losses reported from cat events during the first three months of 2017. In addition, Cat 1713 added 14.9 percentage points to the first quarter 2017 P&C segment loss ratio. Claims reported from all first quarter 2017 cat events contributed 25.8 percentage points to the first quarter 2017 P&C segment loss ratio.

Non-catastrophe wind and hail claims reported in the first quarter of 2018 totaled $1,159,000 compared to non-catastrophe wind and hail claims reported in the first quarter of 2017 totaling $1,153,000; an increase of $6,000. During the first three months of 2018, the P&C segment had 372 non-cat wind and hail claims reported (an average of $3,100 per claim) compared to 300 claims reported during the first three months of 2017 (an average of $3,800 per claim). Non-cat wind and hail claims reported during the first quarter of 2018 accounted for 14.5% of total P&C segment incurred losses in the current year. Non-cat wind and hail claims reported during the first quarter of 2017 accounted for 11.6% of total P&C segment incurred losses in 2017.

While overall policyholder benefit payments were down in the property and casualty segment due to a lower frequency of cat event losses, fire losses reported in the first quarter of 2018 were up $,1,210,000 or 34.4% compared to fire losses reported during the first quarter of 2017. The P&C segment had 145 fire losses reported in the first three months of 2018 totaling $4,731,000 compared to 135 claims reported in the first three months of 2017 totaling $3,521,000. The average cost per claim was $32,600 for fire losses reported in the first quarter of 2018 compared to $26,100 for fire losses reported in the first quarter of 2017. Many factors can impact the frequency and severity of fire losses, but the primary factor we observe is the duration of cold weather in our coverage areas. The first quarter of 2018, particularly in January and February, had colder average temperatures compared to 2017. While these colder temperatures reduce the impact of severe thunderstorm activity, the colder temperatures typically lead to an increase in fire related losses due to increased use of supplemental heat such as space heaters and wood burning stoves.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended March 31, 2018, policy acquisition costs were $2,863,000 compared to $3,038,000 for the same period in 2017; a decrease of $175,000 or 5.8%. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 19.0% in the first quarter of 2018 compared to 20.2% for the same period in 2017.

General Expenses:
General and administrative expenses totaled $2,003,000 in the first quarter of 2018 compared to $1,797,000 in the first quarter of 2017; a 11.5% increase. The primary factors contributing to the $206,000 increase in general expenses, in the first quarter of 2018, compared to the same period in 2017, was an increase in professional fees for product development and actuarial consulting.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $649,000 for the three months ended March 31, 2018, compared to $689,000 for the same period in 2017. As a percentage of net premiums earned, insurance taxes, licenses and fees were comparable at 4.3% for the three months ended March 31, 2018 compared to 4.6% for the three months ended March 31, 2017.

Interest Expense:
Interest expense for the first quarter of 2018 was $302,000 compared to $323,000 for the same period in 2017. A reduction in total debt outstanding over the past twelve months was the primary factor contributing to the $21,000 decrease.

Income Taxes:
On December 22, 2017, the President signed the TCJA, a comprehensive tax legislation which, among other things, reduced the Company's statutory federal income tax rate from 34% to 21% effective January 1, 2018. For the three month period ended March 31, 2018, the Company had pretax income of $632,000 compared to a pretax loss of $715,000 for the same period in 2017. The $161,000 tax expense for the first quarter of 2018 consisted of current tax benefit of $534,000 and deferred tax expense of $695,000. Tax benefit for the first quarter of 2017 consisted of current tax benefit of $325,000 and deferred tax benefit of $74,000.

Net Income (Loss):
The Company ended the first quarter of 2018 with net income of $471,000 compared to a net loss of $316,000 for the same period in 2017. As discussed in detail above, the primary reason for the first quarter 2018 net income compared to the first quarter 2017 net loss was a decrease in storm related losses in the current year compared to the same period in 2017.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of March 31, 2018, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,284	$—	$1,284	1.31%
Maturity in 1-5 years	16,803	—	16,803	17.17%
Maturity in 5-10 years	29,218	57	29,275	29.92%
Maturity after 10 years	48,972	1,516	50,488	51.60%
	$96,277	$1,573	$97,850	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,436,000, or 5.7%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $5,342,000, or 5.6%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At March 31, 2018, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $46,726,000, down $899,000 compared to $47,625,000 at December 31, 2017.  Components of the change in equity were net income of $471,000, a decrease in accumulated unrealized gains on fixed maturities of $1,376,000, a net unrealized gain of $132,000 related to interest rate swaps and cash dividends paid totaling $126,000.

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

The Company, primarily through its insurance subsidiaries, had $5,586,000 in cash and cash equivalents at March 31, 2018, compared to $8,123,000 at March 31, 2017. Cash provided by operating activities increased cash by $1,345,000 during the three months ended March 31, 2018. The increase in cash from operating activities was primarily driven by net income from operations. Cash provided by operating activities increased cash by $671,000 for the three months ended March 31, 2017. The increase in cash provided by operations in 2017 was primarily due to collection of receivable balances.

Net cash used in investing activities totaled $1,776,000 for the three months ended March 31, 2018, compared to cash provided of $688,000 in 2017. Cash used in investing activities in 2018 primarily consisted of investment of positive cash flow from operations.

Net cash used in financing activities totaled $627,000 for the three ended March 31, 2018, compared to $604,000 for the same period last year. During the three months ended March 31, 2018, the Company repaid $500,000 in short-term debt. The Company maintains a $1,000,000 operating line of credit which matures in September 2018, as well as a $700,000 line of credit which matures in March of 2020. We had $1,700,000 available on revolving line of credit at March 31, 2018.

The Company had a total of $14,342,000 of long-term debt outstanding as of March 31, 2018, compared to $14,339,000 at December 31, 2017, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $230,000 and $233,000, respectively.

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

Our P&C segment is the primary source of dividends to the holding company. Consideration of insurance subsidiary growth opportunities, regulatory capital adequacy, rating agency impact and holding company debt reduction, among other items, are factors that influence our subsidiary dividend requirements. While we have made significant progress in recent years, continued strengthening capital levels in the insurance subsidiaries and reduction of debt remains a top priority.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited consolidated financial statements included in our 2017 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2018 is statutorily limited to $1,646,000 in the life insurance subsidiary and $3,419,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received no dividends from its subsidiaries during the three months ended March 31, 2018.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,303,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its March 31, 2018 value, the fair value of the Company's common stock investments would decrease by approximately $430,000.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings
Please refer to Note 13 to the condensed consolidated financial statements included herein, and the 2017
Annual Report filed on Form 10-K.

Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the Company’s
Annual Report for 2017 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
January 19, 2018	January 20, 2018	Press release, dated January 20, 2018, issued by The National Security Group, Inc.
February 28, 2018	February 28, 2018	Press release, dated February 28, 2018, issued by The National Security Group, Inc.

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

Date: May 14, 2018