Form 10-Q
period 2018-06-30
NATIONAL SECURITY GROUP INC
filed 2018-08-13
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2018

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

As of August 13, 2018, there were 2,527,136 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

PART I. Financial Information
Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2018 - $1,512; 2017 - $1,645)	$1,523	$1,616
Fixed maturities available-for-sale, at estimated fair value (cost: 2018 - $98,514; 2017 - $94,467)	97,036	95,758
Equity securities, at estimated fair value (cost: 2018 - $1,842; 2017 - $1,842)	4,140	4,509
Trading securities	107	107
Mortgage loans on real estate, at cost	160	162
Investment real estate, at book value	2,945	3,221
Policy loans	1,851	1,810
Company owned life insurance	4,838	4,974
Other invested assets	2,346	2,574
Total Investments	114,946	114,731
Cash and cash equivalents	4,543	6,644
Accrued investment income	808	768
Policy receivables and agents' balances, net	12,870	11,653
Reinsurance recoverable	278	366
Deferred policy acquisition costs	8,140	8,124
Property and equipment, net	1,712	1,781
Income tax recoverable	711	393
Deferred income tax asset, net	1,405	1,487
Other assets	886	491
Total Assets	$146,299	$146,438
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$6,847	$7,075
Accident and health benefit and loss reserves	3,583	3,595
Life and annuity benefit and loss reserves	33,538	33,283
Unearned premiums	32,080	30,112
Policy and contract claims	942	903
Other policyholder funds	1,708	1,706
Short-term notes payable and current portion of long-term debt	800	1,300
Long-term debt	14,345	14,339
Other liabilities	6,059	6,500
Total Liabilities	99,902	98,813
Contingencies
Shareholders' equity
Common stock	2,527	2,522
Additional paid-in capital	5,554	5,483
Accumulated other comprehensive income (loss)	(1,441)	2,646
Retained earnings	39,757	36,974
Total Shareholders' Equity	46,397	47,625
Total Liabilities and Shareholders' Equity	$146,299	$146,438

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUES
Net premiums earned	$15,260	$15,331	$30,319	$30,371
Net investment income	998	930	1,779	1,856
Net realized investment gains (losses)	(203)	77	(328)	237
Other income	148	145	309	297
Total Revenues	16,203	16,483	32,079	32,761
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	9,772	12,581	19,199	23,727
Amortization of deferred policy acquisition costs	787	819	1,590	1,764
Commissions	1,732	1,758	3,792	3,851
General and administrative expenses	2,668	2,215	4,671	4,012
Taxes, licenses and fees	349	517	998	1,206
Interest expense	309	326	611	649
Total Benefits, Losses and Expenses	15,617	18,216	30,861	35,209

Income (Loss) Before Income Taxes	586	(1,733)	1,218	(2,448)

INCOME TAX EXPENSE (BENEFIT)
Current	216	(572)	(318)	(897)
Deferred	(87)	(162)	608	(236)
	129	(734)	290	(1,133)

Net Income (Loss)	$457	$(999)	$928	$(1,315)

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$0.18	$(0.39)	$0.37	$(0.52)

DIVIDENDS DECLARED PER SHARE	$0.05	$0.05	$0.10	$0.10

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income (loss)	$457	$(999)	$928	$(1,315)

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $102 and $155 for 2018 and 2017, respectively	(811)	502	(2,187)	846
Unrealized gain on interest rate swap	75	40	207	110

Other comprehensive income (loss), net of tax	(736)	542	(1,980)	956

Comprehensive income (loss)	$(279)	$(457)	$(1,052)	$(359)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital
Balance at December 31, 2017	$47,625	$36,974	$2,646	$2,522	$5,483

Cumulative effect of change in accounting principle	—	2,107	(2,107)	—	—

Comprehensive income (loss):

Net income for June 30, 2018	928	928	—	—	—

Other comprehensive loss (net of tax)	(1,980)	—	(1,980)	—	—

Common stock issued	76	—	—	5	71

Cash dividends	(252)	(252)	—	—	—

Balance at June 30, 2018	$46,397	$39,757	$(1,441)	$2,527	$5,554

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$928	$(1,315)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	169	265
(Increase) decrease in cash surrender value of company owned life insurance	136	(56)
Net realized gains (losses) on investments	328	(237)
Deferred income taxes	608	(236)
Amortization of deferred policy acquisition costs	1,590	1,764
Changes in assets and liabilities:
Change in receivable for securities sold	—	499
Change in accrued investment income	(40)	43
Change in reinsurance recoverable	88	1,274
Policy acquisition costs deferred	(1,606)	(1,931)
Change in accrued income taxes	(318)	(898)
Change in net policy liabilities and claims	800	1,090
Change in other assets/liabilities, net	(270)	(715)
Other, net	5	6
Net cash provided by (used in) operating activities	2,418	(447)
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(10,579)	(8,467)
Property and equipment	(8)	(51)
Proceeds from sale or maturities of:
Held-to-maturity securities	99	139
Available-for-sale securities	6,570	10,202
Real estate held for investment	188	—
Property and equipment	—	2
Other invested assets, net	(39)	(29)
Net cash provided by (used in) investing activities	(3,769)	1,796
Cash Flows from Financing Activities
Change in other policyholder funds	2	40
Change in short-term notes payable	(500)	(500)
Dividends paid	(252)	(252)
Net cash used in financing activities	(750)	(712)
Net change in cash and cash equivalents	(2,101)	637
Cash and cash equivalents, beginning of year	6,644	7,368
Cash and cash equivalents, end of period	$4,543	$8,005
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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,523,484 at June 30, 2018 and 2,518,520 at June 30, 2017. The Company did not have any dilutive securities as of June 30, 2018 and 2017.

Reclassifications
Certain 2017 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2018 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At June 30, 2018, the net amount exceeding FDIC insured limits was $2,903,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At June 30, 2018, the single largest balance due from one agent totaled $963,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At June 30, 2018 and December 31, 2017, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At June 30, 2018, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Accounting Changes Not Yet Adopted

Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the Financial Accounting Standards Board (FASB) issued guidance to simplify the accounting for nonemployee share-based payment awards. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year The Company does not make any material share-based payments and does not expect the adoption to have a material impact on its financial position or results of operations.

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

Leases
In February 2016, the FASB issued guidance that requires lessees (for capital and operating leases) to recognize the lease liability and right-of-use asset at the commencement date of the lease. Additional transition guidance was issued in 2018. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

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

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. The guidance eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance resulted in a $2,107,000 reclassification to retained earnings from accumulated other comprehensive income related to accumulated unrealized gains on equity securities as well as recognition of a $292,000 loss, net of tax, related to the change in value of equity securities.

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

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds a passive interest in a limited partnership that is considered to be a Variable Interest Entity (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entity and is not required to consolidate under ASC 810. The entity is a private placement investment fund formed for the purpose of

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

investing in private equity investments. The Company owns less than 1% of the limited partnership. The carrying value of the investment totals $132,000 and is included as a component of Other Invested Assets in the accompanying consolidated balance sheets.

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

The amortized cost and aggregate fair values of investments in available-for-sale securities as of June 30, 2018 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$39,440	$439	$1,118	$38,761
Mortgage backed securities	13,773	89	576	13,286
Private label asset backed securities	14,007	205	24	14,188
Obligations of states and political subdivisions	11,954	201	144	12,011
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	19,340	34	584	18,790
Total	$98,514	$968	$2,446	$97,036

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of June 30, 2018 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,523	$12	$23	$1,512
Total	$1,523	$12	$23	$1,512

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

The amortized cost and aggregate fair value of debt securities at June 30, 2018, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,093	$1,100
Due after one year through five years	17,858	17,806
Due after five years through ten years	27,667	27,317
Due after ten years	51,896	50,813
Total	$98,514	$97,036

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	4	5
Due after five years through ten years	48	50
Due after ten years	1,471	1,457
Total	$1,523	$1,512

A summary of securities available-for-sale with unrealized losses as of June 30, 2018, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$19,523	$676	$7,400	$442	$26,923	$1,118	47
Mortgage backed securities	6,380	164	4,869	412	11,249	576	25
Private asset backed securities	4,381	24	—	—	4,381	24	5
Obligations of state and political subdivisions	4,366	62	2,516	82	6,882	144	14
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	8,691	198	7,677	386	16,368	584	24
	$43,341	$1,124	$22,462	$1,322	$65,803	$2,446	115
A summary of securities held-to-maturity with unrealized losses as of June 30, 2018 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities:
Mortgage backed securities	$1,091	$23	$—	$—	$1,091	$23	1
	$1,091	$23	$—	$—	$1,091	$23	1

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

Management has evaluated each security in a significant unrealized loss position in both the debt and equity investment portfolios.  The Company has no material exposure to sub-prime mortgage loans and approximately 5.79% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the six months ended June 30, 2018 and year ended December 31, 2017, the Company realized no other-than-temporary impairments. At June 30, 2018, the single largest loss not realized as an impairment was in the bond portfolio and totaled $103,000. The second largest loss position was in the bond portfolio and totaled $98,000. The third largest loss position was in the bond portfolio and totaled $96,000. At December 31, 2017, the single largest loss not realized as an impairment was in the bond portfolio and totaled $75,000. The second largest loss position was in the bond portfolio and totaled $60,000. The third largest loss position was in the bond portfolio and totaled $53,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed maturities	$963	$841	$1,854	$1,658
Equity securities	20	24	40	48
Mortgage loans on real estate	2	3	4	5
Investment real estate	—	—	1	2
Policy loans	35	33	70	66
Company owned life insurance change in surrender value	3	14	(136)	57
Other	7	42	15	87
	1,030	957	1,848	1,923
Less: Investment expenses	32	27	69	67
Net investment income	$998	$930	$1,779	$1,856

Major categories of realized investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed maturities	$48	$75	$129	$235
Change in fair value of equity securities	(163)	—	(369)	—
Other, principally real estate	(88)	2	(88)	2
Net realized investment gains (losses)	$(203)	$77	$(328)	$237

An analysis of the net change in unrealized gains and losses on available-for-sale securities follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Net change in unrealized gains (losses) on available-for-sale securities before deferred tax	$(2,768)	$1,402
Deferred income tax	581	(476)
Net change in unrealized gains (losses) on available-for-sale securities	$(2,187)	$926

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$38,761	$—	$38,761	$—
Mortgage backed securities	13,286	—	13,286	—
Private label asset backed securities	14,188	—	14,188	—
Obligations of states and political subdivisions	12,011	—	12,011	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	18,790	18,790	—	—
Trading securities	107	107	—	—
Equity securities	4,140	3,084	—	1,056
Total Financial Assets	$101,283	$21,981	$78,246	$1,056
Financial Liabilities
Interest rate swap	$(346)	$—	$—	$(346)
Total Financial Liabilities	$(346)	$—	$—	$(346)

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

As of June 30, 2018, Level 3 fair value measurements of assets include $1,056,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of June 30, 2018, Level 3 fair value measurements of liabilities include $346,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 (in thousands):

For the six months ended June 30, 2018	Equity Securities	Interest Rate Swap
Beginning balance	$1,073	$(608)
Total gains or losses (realized and unrealized):
Included in earnings	(17)	—
Included in other comprehensive income	—	262
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,056	$(346)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of June 30, 2018:	$—	$—

For the six months ended ended June 30, 2018, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018		December 31, 2017
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,523	$1,512	$1,616	$1,645
Mortgage loans	160	160	162	162
Policy loans	1,851	1,851	1,810	1,810
Company owned life insurance	4,838	4,838	4,974	4,974
Other invested assets	2,346	2,346	2,574	2,574
Liabilities and related instruments
Other policyholder funds	1,708	1,708	1,706	1,706
Short-term notes payable and current portion of long-term debt	800	800	1,300	1,300
Long-term debt	14,345	14,345	14,339	14,339

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Building and improvements	$3,378	$3,378
Electronic data processing equipment	1,519	1,512
Furniture and fixtures	486	486
	5,383	5,376
Less accumulated depreciation	3,671	3,595
Property and equipment, net	$1,712	$1,781
Depreciation expense for the six months ended June 30, 2018 was $76,000 ($121,000 for the year ended December 31, 2017).

NOTE 6 – INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (TCJA), a comprehensive tax legislation which, among other things, reduced the Company's statutory federal income tax rate from 34% to 21% effective January 1, 2018. In addition to the reduction in tax rates, the TCJA makes broad and complex changes to the Internal Revenue Code that will introduce changes to many tax related exclusions, deductions and credits. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $1,405,000 at June 30, 2018 and $1,487,000 at December 31, 2017.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of June 30, 2018	As of December 31, 2017
General expenses	$1,071	$1,069
Unearned premiums	1,348	1,269
Claims liabilities	470	484
AMT credit	788	1,575
Impairment on real estate owned	116	116
Unrealized losses on securities available-for-sale	310	—
Unrealized loss on interest rate swaps	72	128
Deferred tax assets	4,175	4,641

Depreciation	(82)	(88)
Deferred policy acquisition costs	(1,710)	(1,706)
Pre-1984 policyholder surplus account	(496)	(529)
Unrealized gains on securities available-for-sale	—	(831)
Unrealized gains on equity securities	(482)	—
Deferred tax liabilities	(2,770)	(3,154)
Net deferred tax asset	$1,405	$1,487
The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Six months ended June 30,
	2018	2017
Deferred policy acquisition costs	$4	$57
Unearned premiums	(79)	(163)
General expenses	(2)	30
Depreciation	(6)	(4)
Claims liabilities	14	(109)
AMT credit	787	(47)
Impact of repeal of special provision on pre-1984 policyholder surplus	(33)	—
Unrealized gains on equity securities	(77)	—
Deferred income tax expense (benefit)	$608	$(236)
Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Six months ended June 30,
	2018	2017
Federal income tax rate applied to pre-tax income/loss	21.0%	34.0%
Dividends received deduction and tax-exempt interest	(1.2)%	1.4%
Company owned life insurance	2.3%	0.8%
Small life deduction	—%	11.5%
Other, net	1.7%	(1.4)%
Effective federal income tax rate	23.8%	46.3%

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

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30,	December 31,
	2018	2017
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%. Unsecured.	$800	$800
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity March 2020 (renewed March 2018). Interest payments due quarterly. Unsecured.	—	500
	$800	$1,300
Long-term debt consisted of the following as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30,	December 31,
	2018	2017

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%; maturity November 2019. Annual installment payments beginning November 2017 with final balloon payment due November 30, 2019. Unsecured.	$2,200	$2,200

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $164,000 in debt issuance cost ($168,000 in 2017); maturity December 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,115	9,111

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $63,000 in debt issuance cost ($65,000 in 2017); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,030	3,028
	$14,345	$14,339

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

The swaps entered into in 2009 and 2010 have fair values of $26,000 (liability) and $320,000 (liability), respectively, for a total liability of $346,000 at June 30, 2018 ($608,000 at December 31, 2017).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $207,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at June 30, 2018.  A net valuation gain of $278,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2017.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At June 30, 2018, the Company has securities on deposit with fair market values of $926,000 ($926,000 of which is posted as collateral). At December 31, 2017, the Company had securities on deposit with fair market values of $1,446,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Six months ended June 30,
	2018	2017
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$7,075	$7,531
Less reinsurance recoverable on unpaid losses	327	1,184
Net balances at beginning of year	6,748	6,347
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	17,375	22,667
Estimated claims and claim adjustment expenses for claims arising in prior years	(896)	(1,202)
Total increases	16,479	21,465
Claims and claim adjustment expense payments for claims arising in:
Current year	13,424	18,033
Prior years	3,144	2,532
Total payments	16,568	20,565
Net balance at end of period	6,659	7,247
Plus reinsurance recoverable on unpaid losses	188	356
Claims and claim adjustment expense reserves at end of period	$6,847	$7,603

The decline in claim and claim adjustment expense reserves before reinsurance recoverable is primarily due to the decrease in catastrophe losses during the period. The estimate for claims arising in prior years was reduced $896,000 in 2018 (reduced $1,202,000 in 2017) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves

The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $358,000

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

at June 30, 2018 ($367,000 at December 31, 2017). These claims are a component of policy and contract claims which totaled $942,000 at June 30, 2018 ($903,000 at December 31, 2017).

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

At June 30, 2018, the largest reinsurance recoverable of a single reinsurer was $323,000 ($322,000 at December 31, 2017). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the six months ended June 30, 2018 and 2017 amounted to $88,000 and $99,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The Company established a non-qualified plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the six months ended June 30, 2018 and 2017 amounted to an approximate increase of $16,000 and $143,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were contributions of $232,000 during the six months ended June 30, 2018 and contributions of $268,000 during the six months ended June 30, 2017. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

NOTE 11 – SHAREHOLDERS' EQUITY

During the six months ended June 30, 2018 and year ended December 31, 2017, changes in shareholders' equity consisted of net income of $928,000 and net loss of $1,203,000, respectively; dividends paid of $252,000 in 2018 and $504,000 in 2017; decreases in accumulated other comprehensive income, net of applicable taxes, of $1,980,000 in 2018 and increases in accumulated other comprehensive income, net of applicable taxes, of $1,204,000 in 2017.  Other comprehensive gains and losses consisted of accumulated unrealized gains and losses on securities available-for-sale and unrealized loss on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,527,136	2,527,136	3,000,000	2,522,312	2,522,312

On May 18, 2018, 4,824 shares of common stock were issued to directors as compensation under the 2009 Equity

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

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Six months ended June 30,
	2018	2017
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(480)	$(679)
Other comprehensive income for period:
Other comprehensive gain before reclassifications	207	110
Net current period other comprehensive income	207	110
Balance at end of period	$(273)	$(569)

Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$3,126	$1,686
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(2,085)	1,001
Reclassification adjustment - gains on equity securities	(2,107)	—
Amounts reclassified from accumulated other comprehensive income (loss)	(102)	(155)
Net current period other comprehensive income (loss)	(4,294)	846
Balance at end of period	$(1,168)	$2,532

Total Accumulated Other Comprehensive Income (Loss) at end of period	$(1,441)	$1,963
The following table presents the amounts reclassified out of AOCI for the six months ended June 30, 2018 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$129	Net realized investment gains
	129	Total before tax
	(27)	Tax (expense) or benefit
	$102	Net of Tax

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

Total assets by industry segment at June 30, 2018 and at December 31, 2017 are summarized below (dollars in thousands):

Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

June 30, 2018	$146,299	$82,255	$59,508	$4,536

December 31, 2017	$146,438	$80,241	$60,709	$5,488

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Premium revenues and operating income by business segment for the three and six months ended June 30, 2018 and 2017 are summarized below (dollars in thousands):

Three months ended June 30, 2018	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,260	$13,711	$1,549	$—
Net investment income	998	438	546	14
Net realized investment gains (losses)	(203)	(61)	(142)	—
Other income	148	148	—	—
	16,203	14,236	1,953	14
BENEFITS AND EXPENSES
Policyholder benefits paid	9,772	8,249	1,523	—
Amortization of deferred policy acquisition costs	787	690	97	—
Commissions	1,732	1,665	67	—
General and administrative expenses	2,668	1,954	445	269
Taxes, licenses and fees	349	313	36	—
Interest expense	309	—	13	296
	15,617	12,871	2,181	565
Income (Loss) Before Income Taxes	$586	$1,365	$(228)	$(551)

Three months ended June 30, 2017	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,331	$13,749	$1,582	$—
Net investment income	930	386	527	17
Net realized investment gains	77	60	17	—
Other income	145	145	—	—
	16,483	14,340	2,126	17
BENEFITS AND EXPENSES
Policyholder benefits paid	12,581	11,274	1,307	—
Amortization of deferred policy acquisition costs	819	695	124	—
Commissions	1,758	1,689	69	—
General and administrative expenses	2,215	1,602	339	274
Taxes, licenses and fees	517	475	42	—
Interest expense	326	—	20	306
	18,216	15,735	1,901	580
Income (Loss) Before Income Taxes	$(1,733)	$(1,395)	$225	$(563)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Six months ended June 30, 2018	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$30,319	$27,242	$3,077	$—
Net investment income	1,779	689	1,062	28
Net realized investment gains (losses)	(328)	(235)	(93)	—
Other income	309	308	1	—
	32,079	28,004	4,047	28
BENEFITS AND EXPENSES
Policyholder benefits paid	19,199	16,227	2,972	—
Amortization of deferred policy acquisition costs	1,590	1,380	210	—
Commissions	3,792	3,677	115	—
General and administrative expenses	4,671	3,406	952	313
Taxes, licenses and fees	998	866	132	—
Interest expense	611	—	25	586
	30,861	25,556	4,406	899
Income (Loss) Before Income Taxes	$1,218	$2,448	$(359)	$(871)

Six months ended June 30, 2017	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$30,371	$27,238	$3,133	$—
Net investment income	1,856	778	1,046	32
Net realized investment gains	237	60	177	—
Other income	297	295	2	—
	32,761	28,371	4,358	32
BENEFITS AND EXPENSES
Policyholder benefits paid	23,727	21,192	2,535	—
Amortization of deferred policy acquisition costs	1,764	1,389	375	—
Commissions	3,851	3,713	138	—
General and administrative expenses	4,012	2,877	618	517
Taxes, licenses and fees	1,206	1,067	139	—
Interest expense	649	—	39	610
	35,209	30,238	3,844	1,127
Income (Loss) Before Income Taxes	$(2,448)	$(1,867)	$514	$(1,095)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2018 and 2017, respectively:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Life, accident and health operations premiums written:
Traditional life insurance	$1,077	$1,093	$2,197	$2,238
Accident and health insurance	396	406	811	829
Gross life, accident and health	1,473	1,499	3,008	3,067
Reinsurance premium ceded	(28)	(13)	(59)	(42)
Net life, accident and health premiums written	$1,445	$1,486	$2,949	$3,025
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$10,113	$10,040	$19,666	$19,471
Homeowners (Including mobile homeowners)	6,064	6,409	11,376	12,036
Other liability	594	590	1,159	1,133
Gross property and casualty	16,771	17,039	32,201	32,640
Reinsurance premium ceded	(1,735)	(1,707)	(2,889)	(2,809)
Net property and casualty written	$15,036	$15,332	$29,312	$29,831
Consolidated gross premiums written	$18,244	$18,538	$35,209	$35,707
Reinsurance premium ceded	(1,763)	(1,720)	(2,948)	(2,851)
Consolidated net premiums written	$16,481	$16,818	$32,261	$32,856

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2018 and 2017, respectively:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Life, accident and health operations premiums earned:
Traditional life insurance	$1,182	$1,188	$2,326	$2,346
Accident and health insurance	395	408	810	830
Gross life, accident and health	1,577	1,596	3,136	3,176
Reinsurance premium ceded	(28)	(14)	(59)	(43)
Net life, accident and health premiums earned	$1,549	$1,582	$3,077	$3,133
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,273	$9,032	$18,389	$17,848
Homeowners (Including mobile homeowners)	5,474	5,744	10,971	11,464
Other liability	546	527	1,076	1,040
Gross property and casualty	15,293	15,303	30,436	30,352
Reinsurance premium ceded	(1,582)	(1,554)	(3,194)	(3,114)
Net property and casualty earned	$13,711	$13,749	$27,242	$27,238
Consolidated gross premiums earned	$16,870	$16,899	$33,572	$33,528
Reinsurance premium ceded	(1,610)	(1,568)	(3,253)	(3,157)
Consolidated net premiums earned	$15,260	$15,331	$30,319	$30,371

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

NOTE 14 – CONTINGENCIES

In the ordinary course of business, the Company and its subsidiaries are routinely a defendant in or party to pending or threatened legal actions and proceedings related to the conduct of their insurance operations. These suits can involve alleged breaches of contracts, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of the Company's subsidiaries, and other miscellaneous causes of action. It is inherently difficult to predict the outcome of such matters, particularly when the claimant seeks very large or indeterminate damages or when the matters present novel legal theories or involve multiple parties. An accrued liability is established when loss contingencies are both probable and estimable. However, there is potential loss exposure in excess of any accrued amounts. The Company monitors pending matters for further development that could affect the amount of the accrued liability.

The Company's property & casualty subsidiaries had one action remaining in Texas filed in the aftermath of Hurricane Ike at June 30, 2018. This is an individual action with allegations of underpayment of a hurricane-related claim. The suit seeks a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.

The Company has reserves set up on litigated claims and the reserves are included in benefit and loss reserves.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2018 was $533,000 ($546,000 in 2017). There was no cash paid for income taxes during the six months ended June 30, 2018 or 2017.

During the six months ended June 30, 2018, non-cash changes in equity included $5,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $71,000 increase in additional paid-in capital.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-Q.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of June 30, 2018, and the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2018 and 2017 and the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2018 and the statement of cash flows for the six-month periods ended June 30, 2018 and 2017. These condensed consolidated financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2017, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Birmingham, Alabama
August 13, 2018

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three month and six month periods ended June 30, 2018 and 2017.

The National Security Group, Inc. operates in ten states with 46.6% of total premium revenue generated in the states of Alabama and Mississippi.  The Company is made up of the following two segments:

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

All of our insurance companies have been assigned ratings by A.M. Best Co (Best).  On April 12, 2018, A. M. Best affirmed the financial strength rating (FSR) of B++ (Good) and the issuer credit rating (ICR) of "bbb" of NSFC. In addition, Best affirmed the FSR of B+(Good) and ICR of "bbb-" of Omega and NSIC. The A.M. Best outlook for all of the ratings is "stable" for NSFC and Omega. Best upgraded the outlook from "stable" to "positive" for NSIC. Best also affirmed the ICR of "bb" of the parent holding company, NSEC, with a "stable" outlook.

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

Overview-Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Summary:

For the three months ended June 30, 2018, the Company had net income of $457,000, $0.18 income per share, compared to a net loss of $999,000, $0.39 loss per share, for the three months ended June 30, 2017. The pretax income from operations in the second quarter of 2018 totaled $789,000 compared to pretax loss from operations of $1,810,000 in the second quarter of 2017. During the second quarter of 2018, claim activity related to catastrophe events was significantly less compared to the same period last year. For the three months ended June 30, 2018, the P&C segment had $1,714,000 in reported losses and loss adjustment expenses (LAE) from cat events (including development from first quarter 2018 cat events). In the second quarter of 2017, financial results were negatively impacted by an increased frequency of severe thunderstorm activity which generated widespread wind, hail and tornado damage to insured property across the southeastern United States. This increased frequency of severe thunderstorm activity led to $5,657,000 in reported losses and LAE from cat events (including development from first quarter 2017 cat events) during the second quarter of 2017.

For the six months ended June 30, 2018, the Company had net income of $928,000, $0.37 income per share, compared to a net loss of $1,315,000, $0.52 loss per share, for the six months ended June 30, 2017. The year to date pretax income from operations in 2018 totaled $1,546,000 compared to a pretax net loss from operations of $2,685,000 in 2017. The reduction in reported losses from catastrophe events in 2018 compared to 2017 was the primary reason for the improved results in the current year compared to the same period last year. Reported claims from cat events in 2018 totaled $2,472,000 compared to $9,178,000 in 2017; a reduction of 73.1%.

Financial results for the three and six months ended June 30, 2018 and 2017 were as follows:

Unaudited Consolidated Financial Summary	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share)	2018	2017	2018	2017
Gross premiums written	$18,244	$18,538	$35,209	$35,707
Net premiums written	$16,481	$16,818	$32,261	$32,856

Net premiums earned	$15,260	$15,331	$30,319	$30,371
Net investment income	998	930	1,779	1,856
Net realized investment (losses) gains	(203)	77	(328)	237
Other income	148	145	309	297
Total Revenues	16,203	16,483	32,079	32,761
Policyholder benefits and settlement expenses	9,772	12,581	19,199	23,727
Amortization of deferred policy acquisition costs	787	819	1,590	1,764
Commissions	1,732	1,758	3,792	3,851
General and administrative expenses	2,668	2,215	4,671	4,012
Taxes, licenses and fees	349	517	998	1,206
Interest expense	309	326	611	649
Total Benefits, Losses and Expenses	15,617	18,216	30,861	35,209
Income (Loss) Before Income Taxes	586	(1,733)	1,218	(2,448)
Income tax expense (benefit)	129	(734)	290	(1,133)
Net Income (Loss)	$457	$(999)	$928	$(1,315)
Income (Loss) Per Common Share	$0.18	$(0.39)	$0.37	$(0.52)
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$457	$(999)	$928	$(1,315)
Income tax expense (benefit)	129	(734)	290	(1,133)
Realized investment losses (gains), net	203	(77)	328	(237)
Pretax Income (Loss) From Operations	$789	$(1,810)	$1,546	$(2,685)

Three-month period ended June 30, 2018 compared to three-month period ended June 30, 2017

Premium Revenue:
For the three-month period ended June 30, 2018, net premiums earned were down $71,000 at $15,260,000 compared to $15,331,000 during the same period in 2017. The decrease in premium revenue was primarily attributable to a 2.1% decrease in net premiums earned in the life segment along with a marginal decrease in premium earned in the P&C segment.

Net Income (Loss):
For the quarter ended June 30, 2018, the Company had net income of $457,000, $0.18 income per share, compared to a net loss of $999,000, $0.39 loss per share, for the same period in 2017, an increase of $1,456,000. As discussed above, a decrease in frequency of severe thunderstorm related losses was the primary factor contributing to the increase in net income in the second quarter of the current year compared to the same period last year.

Pretax Income (Loss) from Operations:
For the three months ended June 30, 2018, our pretax income from operations was $789,000 compared to a pretax loss from operations of $1,810,000 for the three months ended June 30, 2017; an increase of $2,599,000. A decrease in severe thunderstorm activity during the second quarter of 2018 compared to the same period last year was the primary factor contributing to the improvement in pretax income from operations. During the second quarter of 2018, the P&C segment was impacted by eight cat events with reported losses and LAE totaling $1,188,000 compared to 13 cat events totaling $4,774,000 during the second quarter of 2017. The second quarter of 2017 was plagued with an unusually high frequency of severe thunderstorm activity due to much warmer temperatures in the early part of the year.

P&C Segment Combined Ratio:
The P&C segment ended the second quarter of 2018 with a GAAP basis combined ratio of 92.9%. Reported catastrophe losses totaled $1,714,000 for the quarter and added 12.4 percentage points to the combined ratio. In comparison, the P&C segment ended the second quarter of 2017 with a GAAP basis combined ratio of 113.3% with catastrophe losses increasing the combined ratio by 40.7 percentage points. Partially offsetting the reduction in catastrophe losses in the second quarter of 2018; fire losses were up $225,000 in 2018 compared to last year. Reported fire losses for the second quarter of 2018 totaled $3,610,000 and added 26.0 percentage points to the second quarter 2018 combined ratio. In comparison, second quarter 2017 reported fire losses totaled $3,385,000 and added 24.4 percentage points to the second quarter 2017 combined ratio.

Six-month period ended June 30, 2018 compared to six-month period ended June 30, 2017

Premium Revenue:
For the six-month period ended June 30, 2018, net premiums earned were down $52,000 at $30,319,000 compared to $30,371,000 for the same period in 2017. The decrease in net premium earned was due to a 1.8% decline in net premium earned in the life segment.

Net Income (Loss):
For the six-month period ended June 30, 2018, the Company had net income of $928,000, $0.37 income per share, compared to a net loss of $1,315,000, $0.52 loss per share, for the same period in 2017, an increase of $2,243,000. Decreased frequency of catastrophe losses was the primary factor contributing to the increase in year to date net income. We have incurred catastrophe losses from 11 cat events in 2018 compared to losses from 21 cat events in 2017.

Pretax Income (Loss) from Operations:
For the six-month period ended June 30, 2018, pretax income from operations was $1,546,000 compared to a pretax loss from operations of $2,685,000 for the period ended June 30, 2017, an increase of $4,231,000. The primary reason for the increase in pretax income from operations in 2018 compared to 2017 was the significant reduction in reported catastrophe losses in the current year compared to the same period in the prior year. Losses and LAE reported from catastrophe events totaled $2,472,000 in 2018 compared to $9,178,000 for the same period last year. The single largest catastrophe event in 2018 was a severe thunderstorm, tornado and hail event in mid-March which generated $1,100,000 in insured losses from 207 reported claims. Claims reported in Alabama accounted for 87.1% of all reported losses from this cat event. In comparison, the single largest catastrophe event in 2017 was a January severe thunderstorm, tornado and hail event that totaled $2,125,000 from 367 claims. Claims reported in Georgia were the primary source of losses and accounted for 52.7% of all claims from this cat event.

P&C Segment Combined Ratio:
The P&C segment ended the first six months of 2018 with a combined ratio of 92.8% with reported catastrophe losses totaling $2,472,000 and added 9.0 percentage points to the combined ratio. In comparison, 2017 reported cat event losses added $9,178,000 to prior year policyholder benefits and settlement expenses. The P&C segment ended the first six months of 2017 with a combined ratio of 109.8% with catastrophe losses contributing 33.3 percentage points to the combined ratio. Partially offsetting the reduction in catastrophe losses in 2018 was a $1,435,000 increase in reported fire losses, in the current year, compared to the same period last year. Fire losses reported in 2018 totaled $8,341,000 and added 30.3 percentage points to the 2018 combined ratio. In comparison, 2017 reported file losses totaled $6,906,000 and added 25.1 percentage points to the 2017 combined ratio.

Overview - Balance Sheet highlights at June 30, 2018 compared to December 31, 2017

Selected Balance Sheet Highlights	June 30, 2018	December 31, 2017
(dollars in thousands)	(UNAUDITED)
Invested Assets	$114,946	$114,731
Cash	$4,543	$6,644
Total Assets	$146,299	$146,438
Policy Liabilities	$78,698	$76,674
Total Debt	$15,145	$15,639
Accumulated Other Comprehensive (Loss) Income	$(1,441)	$2,646
Shareholders' Equity	$46,397	$47,625
Book Value Per Share	$18.36	$18.88

Invested Assets:
Invested assets as of June 30, 2018 were $114,946,000 up $215,000, or 0.2%, compared to $114,731,000 as of December 31, 2017. The primary changes in invested assets were associated with changes in the bond portfolio. Positive cash flow from operations led to a $3.7 million increase in bond investment purchases during the first six months of 2018; however, this increase in new bond investments were partially offset by an increase in market interest rates which reduced the market value of our bond portfolio by $2.8 million.

Cash:
The Company, primarily through its insurance subsidiaries, had $4,543,000 in cash and cash equivalents at June 30, 2018, compared to $6,644,000 at December 31, 2017. The decrease in cash was primarily due to an increase in investments in fixed income securities and debt reduction.

Total Assets:
The Company had no material change in total assets as of June 30, 2018 compared to December 31, 2017. Total assets as of June 30, 2018 were $146,299,000 compared to $146,438,000 at December 31, 2017.

Policy Liabilities:
Policy liabilities were $78,698,000 at June 30, 2018 compared to $76,674,000 at December 31, 2017; an increase of $2,024,000 or 2.6%. The primary reason for the increase in policy liabilities in 2018 compared to 2017 was an increase in unearned premium. This increase in unearned premium is seasonal as we typically issue and renew a larger number of insurance contracts in the P&C segment during the first and second quarters of each year compared to the remainder of the year leading to a seasonal peak in unearned premium around mid-year.

Debt Outstanding:
Total debt at June 30, 2018 was $15,145,000 compared to $15,639,000 at December 31, 2017. The pay down of a bank credit line was the primary reason for the $494,000 or 3.2% decrease in total debt.

Shareholders' Equity:
Shareholders' equity as of June 30, 2018 was $46,397,000, down $1,228,000 compared to December 31, 2017 Shareholders' equity of $47,625,000. Book value per share was $18.36 at June 30, 2018, compared to $18.88 per share at December 31, 2017, a decrease of $0.52. The primary reason for the decrease in Shareholders' Equity was a decrease in market value of available for sale investment securities which declined $2.2 million. This decrease was primarily due to an increase in market interest rates which reduced the market value of our fixed income investments. Partially offsetting these factors was net income of $928,000.

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,		Percent
(dollars in thousands)	2018	2017	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,182	$1,188	(0.5)%
Accident and health insurance	395	408	(3.2)%
Gross life, accident and health	1,577	1,596	(1.2)%
Reinsurance premium ceded	(28)	(14)	100.0%
Net life, accident and health premiums earned	$1,549	$1,582	(2.1)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,273	$9,032	2.7%
Homeowners (Including mobile homeowners)	5,474	5,744	(4.7)%
Other liability	546	527	3.6%
Gross property and casualty	15,293	15,303	(0.1)%
Reinsurance premium ceded	(1,582)	(1,554)	1.8%
Net property and casualty premiums earned	$13,711	$13,749	(0.3)%

Consolidated gross premiums earned	$16,870	$16,899	(0.2)%
Reinsurance premium ceded	(1,610)	(1,568)	2.7%
Consolidated net premiums earned	$15,260	$15,331	(0.5)%

Consolidated net premium earned was down 0.5% for the quarter ended June 30, 2018, at $15,260,000 compared to $15,331,000 for the quarter ended June 30, 2017. The slight decrease in net premium earned was due to a 2.1% decrease in net premium earned in the life segment and a 0.3% decrease in P&C segment net premium earned. Premium growth has slowed due to a combination of competitive pressures in some states and the smaller size of the specialty market in which we operate. We have made modifications to our products and eased some underwriting restrictions in order to remain competitive through the current market cycle. However, we do not intend to sacrifice overall underwriting profitability with significant rate cuts in order to increase top line revenue growth.

Investment Income:
The table below provides the major categories of investment income for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	2017
Fixed maturities	$963	$841
Equity securities	20	24
Mortgage loans on real estate	2	3
Investment real estate	—	—
Policy loans	35	33
Company owned life insurance change in surrender value	3	14
Other	7	42
	1,030	957
Less: Investment expenses	32	27
Net investment income	$998	$930

For the three months ended June 30, 2018, net investment income was $998,000 compared to $930,000 for the same period in 2017; an increase of $68,000 or 7.3%. A combination of increased investment in fixed income securities due to positive cash flow from operations and the recent rise in interest rates was the primary factor contributing to the increase in investment income.

Realized Investment Gains and Losses:
The table below provides realized investment gains and losses for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	2017
Fixed maturities	$48	$75
Change in fair value of equity securities	(163)	—
Other, principally real estate	(88)	2
Net realized investment gains (losses)	$(203)	$77

Realized investment losses, for the three months ended June 30, 2018, were $203,000 compared to realized investment gains of $77,000 for the same period in 2017, a decline of $280,000. In January of 2016, the FASB issued guidance that requires equity investments to be measured at fair value with changes in fair value recognized in net income through investment gains and losses. For us, this guidance became effective January 1, 2018 and is reflected in the table above as a decrease in market value of our equity securities of $163,000. In addition, we had an $88,000 loss on the sale of real estate during the second quarter of 2018 which was partially offset by a $48,000 gain on fixed income securities.

Other Income:
Other income was comparable at $148,000 for the three months ended June 30, 2018, compared to $145,000 for the same period in 2017; an increase of $3,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $9,772,000 for the three months ended June 30, 2018, compared to $12,581,000 for the three months ended June 30, 2017; a decrease of $2,809,000 or 22.3%. Claims as a percentage of premium earned was 64.0% in the second quarter of 2018 compared to 82.1% in the second quarter of 2017. An active spring storm season in the second quarter of 2017 lead to higher windstorm related claims which negatively impacted underwriting results in the prior year.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event, including claim development in prior periods, and non-catastrophe wind and hail losses and LAE for the three months ended June 30, 2018 and 2017 (dollars in thousands):

For the three months ended June 30, 2018			For the three months ended June 30, 2017
Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 1814 (Feb 24-26)	$10	3	Cat 1711 (Jan 1-3)	$24	2
Cat 1817 (Mar 18-20)	516	62	Cat 1713 (Jan 18-22)	91	15
Cat 1821 (Apr 13-16)	630	140	Cat 1719 (Feb 28-Mar 2)	217	54
Cat 1827 (May 29-June 1)	225	42	Cat 1720 (Mar 6-9)	22	8
Cat 1836 (June 28)	111	37	Cat 1721 (Mar 21-22)	173	37
			Cat 1722 (Mar 26-28)	414	72
			Cat 1724 (Apr 2-3)	768	150
			Cat 1725 (Apr 4-6)	612	152
			Cat 1728 (Apr 21-25)	407	63
			Cat 1730 (Apr 28-May 1)	762	169
			Cat 1731 (May 3-5)	483	97
			Cat 1732 (May 8-11)	255	47
			Cat 1733 (May 15-18)	284	48
			Cat 1734 (May 27-28)	596	77
			Cat 1738 (June 16-19)	147	41
			T.S. Cindy (June 21-25)	362	90
Misc cats less than $100k	222	75	Misc cats less than $100k	40	3
Total Cat losses	$1,714	359	Total Cat losses	$5,657	1,125

Non-cat wind & hail	$2,118	597	Non-cat wind & hail	$1,787	427

During the second quarter of 2018, the P&C segment was impacted by eight catastrophe events which produced 359 claims with reported losses (including loss adjustment expenses) totaling $1,714,000. In comparison, the P&C segment was impacted by 13 catastrophe events during the second quarter of 2017 from 1,125 claims totaling $5,657,000. Net of tax, losses from second quarter 2018 cats reduced second quarter earnings by $1,354,000 or $0.54 per share. Claims reported from all second quarter 2018 cat events contributed 12.4 percentage points to the second quarter 2018 P&C segment loss ratio. Net of tax, 2017 reported cat event losses reduced second quarter 2017 net income by $3,734,000 or $1.48 per share. Second quarter 2017 catastrophe events and first quarter 2017 cat event development contributed 40.7 percentage points to the second quarter P&C combined ratio.

Non-catastrophe wind and hail claims reported in the second quarter of 2018 totaled $2,118,000 compared to non-catastrophe wind and hail claims reported in the second quarter of 2017 totaling $1,787,000; an increase of $331,000. During the second quarter of 2018, the P&C segment had 597 non-cat wind and hail claims reported (an average of $3,500 per claim) compared to 427 claims reported during the second quarter of 2017 (an average of 4,200 per claim). Non-cat wind and hail claims reported during the second quarter of 2018 accounted for 25.7% of total P&C segment incurred losses for the quarter. Non-cat wind and hail claims reported during the second quarter of 2017 accounted for 15.9% of total P&C segment incurred losses in the second quarter of 2017.

While overall policyholder benefit payments were down in the property and casualty segment due to a lower frequency of catastrophe event losses, fire losses reported in the second quarter of 2018 were up $225,000 or 6.6% compared to fire losses reported during the second quarter of 2017. The P&C segment had 116 fire losses reported in the second quarter of 2018 totaling $3,610,000 compared to 122 claims reported in the second quarter of 2017 totaling $3,385,000. The average cost per fire claim was $31,100 for fire losses reported in the second quarter of 2018 compared to $27,700 for fire losses reported in the second quarter of 2017. Reported fire losses in the second quarter of 2018 added 26.0 percentage points to the combined ratio for the quarter compared to 24.4 percentage points to the second quarter 2017 combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended June 30, 2018, policy acquisition costs were $2,519,000 compared to $2,577,000 for the same period in 2017; a decrease of $58,000 or 2.3%. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 16.5% in the second quarter of 2018 compared to 16.8% for the same period in 2017.

General Expenses:
General and administrative expenses totaled $2,668,000 in the second quarter of 2018 compared to $2,215,000 in the second quarter of 2017; a 20.5% increase. The primary factor contributing to the $453,000 increase in general expenses, in the second quarter of 2018, compared to the same period in 2017, was an increase in professional fees for product development and actuarial consulting.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $349,000 for the three months ended June 30, 2018, compared to $517,000 for the same period in 2017. As a percentage of net premiums earned, insurance taxes, licenses and fees were 2.3% for the three months ended June 30, 2018 compared to 3.4% for the three months ended June 30, 2017. The primary reason for the decline in insurance taxes, licenses and fees in the second quarter of 2018 compared to the second quarter of 2017 was a reduction in state premium taxes due to the utilization of credits on premium taxes in the state of Mississippi.

Interest Expense:
Interest expense for the second quarter of 2018 was $309,000 compared to $326,000 for the same period in 2017. A reduction in total debt outstanding over the past twelve months was the primary factor contributing to the $17,000 decrease.

Income Taxes:
On December 22, 2017, the President signed the TCJA, a comprehensive tax legislation which, among other things, reduced the Company's statutory federal income tax rate from 34% to 21% effective January 1, 2018. For the three-month period ended June 30, 2018, the Company had pretax income of $586,000 compared to a pretax loss of $1,733,000 for the same period in 2017. The $129,000 tax expense for the second quarter of 2018 consisted of current tax expense of $216,000 and deferred tax benefit of $87,000. Tax benefit of $734,000 for the second quarter of 2017 consisted of current tax benefit of $572,000 and deferred tax benefit of $162,000.

Net Income (Loss):
The Company ended the second quarter of 2018 with net income of $457,000 compared to a net loss of $999,000 for the same period in 2017. As discussed in detail above, the primary reason for the second quarter 2018 net income compared to the second quarter 2017 net loss was a decrease in storm related losses in the current year compared to the same period in 2017.

Six-month period ended June 30, 2018 compared to six-month period ended June 30, 2017:

Premium Revenue:
The table below provides earned premium revenue by segment for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,		Percent
(dollars in thousands)	2018	2017	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$2,326	$2,346	(0.9)%
Accident and health insurance	810	830	(2.4)%
Gross life, accident and health	3,136	3,176	(1.3)%
Reinsurance premium ceded	(59)	(43)	37.2%
Net life, accident and health premiums earned	$3,077	$3,133	(1.8)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$18,389	$17,848	3.0%
Homeowners (Including mobile homeowners)	10,971	11,464	(4.3)%
Other liability	1,076	1,040	3.5%
Gross property and casualty	30,436	30,352	0.3%
Reinsurance premium ceded	(3,194)	(3,114)	2.6%
Net property and casualty premiums earned	$27,242	$27,238	—%

Consolidated gross premiums earned	$33,572	$33,528	0.1%
Reinsurance premium ceded	(3,253)	(3,157)	3.0%
Consolidated net premiums earned	$30,319	$30,371	(0.2)%

Consolidated net premium earned was down 0.2% for the six months ended June 30, 2018, at $30,319,000 compared to $30,371,000 for the six months ended June 30, 2017; a decrease of $52,000. The decrease in net premium earned was due to a 1.8% decrease in net premium earned in the life segment. As mentioned previously, a combination of competitive pressures and the smaller size of the specialty market in which we operate were the primary reasons for the decrease in net premium earned in 2018 compared to 2017.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. With our 2018 catastrophe contract placement, our catastrophe retention remained unchanged from the prior year at $4 million. Also unchanged from last year, we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million. Our catastrophe reinsurance has a reinstatement provision for one event and covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million (net of reinsurance). It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple smaller catastrophe events, such as those experienced in 2018 and 2017, that individually may not exceed our $4 million retention and would not be covered under our catastrophe reinsurance contract.

Under the catastrophe reinsurance program in 2018, the Company retains the first $4,000,000 in losses from each event.  Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000

Investment Income:
The table below provides the major categories of investment income for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
Fixed maturities	$1,854	$1,658
Equity securities	40	48
Mortgage loans on real estate	4	5
Investment real estate	1	2
Policy loans	70	66
Company owned life insurance change in surrender value	(136)	57
Other	15	87
	1,848	1,923
Less: Investment expenses	69	67
Net investment income	$1,779	$1,856

For the six months ended June 30, 2018, net investment income was $1,779,000 compared to $1,856,000 for the same period in 2017; a decrease of $77,000. The primary reason for the decrease in net investment income in the first six months of 2018 compared to the same period in 2017 was a decline in the value of investments in the cash value of our company owned life insurance in the current year compared to the same period last year. Partially offsetting this decline, interest income from our bond portfolio increased $196,000, ending 2018 at $1,854,000 compared to $1,658,000 in 2017.

Realized Investment Gains and Losses:
The table below provides realized investment gains and losses for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
Fixed maturities	$129	$235
Change in fair value of equity securities	(369)	—
Other, principally real estate	(88)	2
Net realized investment gains (losses)	$(328)	$237

For the six months ended June 30, 2018, the Company had net realized capital losses totaling $328,000 compared to net realized capital gains of $237,000 for the same period in 2017. As mentioned previously, in January of 2016, the FASB issued guidance that requires equity investments to be measured at fair value with changes in fair value recognized in net income through investment gains and losses. For us, this guidance became effective January 1, 2018 and is reflected in the table above as a decrease in market value of our equity securities of $369,000. In addition, we had an $88,000 loss on the sale of real estate in the current year which was partially offset by a $129,000 gain on fixed income securities.

Other Income:
Other income was $309,000 for the six months ended June 30, 2018, compared to $297,000 for the same period in 2017; an increase of $12,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percentage of total revenue, other income was 1.0% in 2018 and 0.9% 2017.

Policyholder Benefits:
Policyholder claims were $19,199,000 for the six months ended June 30, 2018, compared to $23,727,000 for the six months ended June 30, 2017; a decrease of $4,528,000 or 19.1%. Claims as a percentage of premium earned was 63.3% in 2018 compared to 78.1% in 2017. Policyholder benefits were down due to a decrease in P&C segment claims in the first six months of 2018 compared to the same period in 2017. The decrease in P&C segment claims were from a $6,706,000 decline in reported catastrophe event losses. However, offsetting the decrease in cat losses was an increase in reported fire claims totaling $1,435,000 in the P&C segment.
The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the six months ended June 30, 2018 and 2017 (dollars in thousands):

For the six months ended June 30, 2018			For the six months ended June 30, 2017
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 1814 (Feb 24-26)	$158	51	Cat 1711 (Jan 1-3)	$801	180
Cat 1817 (Mar 18-20)	1,100	207	Cat 1713 (Jan 18-22)	2,125	367
Cat 1821 (Apr 13-16)	630	140	Cat 1719 (Feb 28-Mar 2)	547	142
Cat 1827 (May 29-June 1)	225	42	Cat 1720 (Mar 6-9)	128	43
Cat 1836 (June 28)	111	37	Cat 1721 (Mar 21-22)	288	69
			Cat 1722 (Mar 26-28)	414	72
			Cat 1724 (Apr 2-3)	768	150
			Cat 1725 (Apr 4-6)	612	152
			Cat 1728 (Apr 21-25)	407	63
			Cat 1730 (Apr 28-May 1)	762	169
			Cat 1731 (May 3-5)	483	97
			Cat 1732 (May 8-11)	255	47
			Cat 1733 (May 15-18)	284	48
			Cat 1734 (May 27-28)	596	77
			Cat 1738 (June 16-19)	147	41
			T.S. Cindy (June 21-25)	362	90

Misc cats less than $100k	248	83	Misc cats less than $100k	199	49
Total Cat losses	$2,472	560	Total Cat losses	$9,178	1,856

Non-cat wind & hail	$3,277	969	Non-cat wind & hail	$2,940	727

During the first six months of 2018, the P&C segment was impacted by 11 catastrophe events producing 560 policyholder claims totaling $2,472,000. Net of tax, these losses reduced 2018 net income by $1,953,000 or $0.77 per share. In comparison, the P&C segment was impacted by 21 catastrophe events from 1,856 claims totaling $9,178,000. Net of tax, 2017 catastrophe losses reduced net income for the six-month period ended June 30, 2017 by $6,057,000 or $2.41 per share.

The primary reason for the $6,706,000 decrease in reported catastrophe losses, in 2018 compared to 2017, was a significant reduction in the frequency of catastrophe events compared to the prior year. During 2017, the P&C segment was not only impacted by increased frequency but also, due to increased severe thunderstorms with tornado, an increased average severity. The average per claim for cat events in 2018 was $4,400 while the average per claim for cat events in 2017 was $4,900.

The largest catastrophe event in 2018 was a severe thunderstorm, tornado and hail event in mid-March that contributed reported losses and LAE totaling $1,100,000 from 207 claims. This cat event accounted for 44.5% of total reported cat losses and LAE during the first six months of 2018. In comparison, the largest catastrophe event in 2017 was a severe thunderstorm, tornado and hail event in January that contributed reported losses and LAE totaling $2,125,000 from 367 claims. This unusually large January cat event accounted for 23.2% of all reported cat losses and LAE during the first six months of 2017.

Non-catastrophe wind and hail claims reported in the first six months of 2018 totaled $3,277,000 compared to non-catastrophe wind and hail claims reported in the first six months of 2017 totaling $2,940,000; an increase of $337,000 or 11.5%. During the first six months of 2018, the P&C segment had 969 non-cat wind and hail claims reported (an average of $3,400 per claim) compared to 727 claims reported during the first six months of 2017 (an average of $4,000 per claim). Non-cat wind and hail claims reported during the first six months of 2018 accounted for 20.2% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during the first six months of 2017 accounted for 13.9% of total P&C segment incurred losses and LAE in 2017.
Year to date policyholder benefit payments were down in the property and casualty segment due to a decrease in frequency of reported losses from catastrophe events; however, reported fire losses were up in 2018 compared to 2017. Reported fire losses were up $1,435,000 or 20.8% in 2018 compared to fire losses reported during the first six months of 2017. The P&C segment had 261 fire losses reported for the six-month period ended June 30, 2018, totaling $8,341,000 compared to 257 fire claims reported for the same period in 2017 totaling $6,906,000. The average cost per claim was $32,000 for fire losses reported in 2018 compared to $26,900 for fire losses reported in 2017.
Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the six months ended June 30, 2018, policy acquisition costs were $5,382,000 compared to $5,615,000 for the same period in 2017; a decrease of $233,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 17.8% in the first six months of 2018 compared to 18.5% for the same period in 2017.

General Expenses:
Year to date general and administrative expenses totaled $4,671,000 in 2018 compared to $4,012,000 in 2017; a 16.4% increase. The primary reason for the $659,000 increase in general and administrative expenses in 2018 compared to 2017 was an increase in actuarial fees associated with rate filings in the P&C segment. In addition, expenses associated with inspection reports were up in the P&C segment in 2018 compared to 2017. We expanded the use of inspection reports in the underwriting process late in the first quarter of 2017. The expanded use in the first six months compared to only three months in 2017 was the primary reason for this increase.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $998,000 for the six months ended June 30, 2018, compared to $1,206,000 for the same period in 2017. As a percentage of net premiums earned, insurance taxes, licenses and fees were 3.3% for the six months ended June 30, 2018, compared to 4.0% for the six months ended June 30, 2017. The primary reason for the decrease in taxes, licenses and fees in 2018 compared to 2017 was a premium tax credit recognized in the second quarter of 2018 for state income taxes in the P&C segment totaling $166,000.

Interest Expense:
Interest expense for the first six months of 2018 was $611,000 compared to $649,000 for the same period in 2017; a decrease of 5.9%. The primary reason for the $38,000 decrease was a reduction in debt outstanding.

Income Taxes:
For the six-month period ended June 30, 2018, the Company had a pretax income of $1,218,000 compared to pretax loss of $2,448,000 for the same period in 2017. The $290,000 tax expense for 2018 consisted of current tax benefit of $318,000 and deferred tax expense of $608,000. The $1,133,000 tax benefit for 2017 consisted of current tax benefit of $897,000 and deferred tax benefit of $236,000.

Net Income (Loss):
The Company ended the first six months of 2018 with net income of $928,000 compared to a net loss of $1,315,000 for the same period in 2017. The primary factor contributing to the $2,243,000 increase in net income was the decrease in reported losses from cat events in 2018 compared to 2017 as discussed previously.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of June 30, 2018, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,093	$—	$1,093	1.09%
Maturity in 1-5 years	17,858	4	17,862	17.86%
Maturity in 5-10 years	27,667	48	27,715	27.70%
Maturity after 10 years	51,896	1,471	53,367	53.35%
	$98,514	$1,523	$100,037	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,439,000, or 5.7%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $5,289,000, or 5.5%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At June 30, 2018, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $46,397,000, down $1,228,000 compared to $47,625,000 at December 31, 2017.  Components of the change in equity were net income of $928,000, a decrease in accumulated unrealized gains on fixed maturities of $2,187,000, a net unrealized gain of $207,000 related to interest rate swaps and cash dividends paid totaling $252,000.

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

The Company, primarily through its insurance subsidiaries, had $4,543,000 in cash and cash equivalents at June 30, 2018, compared to $8,005,000 at June 30, 2017. Cash provided by operating activities increased cash by $2,418,000 during the six months ended June 30, 2018. The increase in cash from operating activities was primarily driven by net income from operations. Cash provided by operating activities decreased cash by $447,000 for the six months ended June 30, 2017. The decrease in cash provided by operations in 2017 was primarily related to the net loss for the period generated by increased catastrophe losses in the P&C segment.

Net cash used in investing activities totaled $3,769,000 for the six months ended June 30, 2018, compared to cash provided of $1,796,000 in 2017. Cash used in investing activities in 2018 primarily consisted of the investment of positive cash flow from operations.

Net cash used in financing activities totaled $750,000 for the six months ended June 30, 2018, compared to $712,000 for the same period last year. During the six months ended June 30, 2018, the Company repaid $500,000 in short-term debt. The Company maintains a $1,000,000 operating line of credit which matures in September 2018, as well as a $700,000 line of credit which matures in March of 2020. We had $1,700,000 available on revolving lines of credit at June 30, 2018.

The Company had a total of $14,345,000 of long-term debt outstanding as of June 30, 2018, compared to $14,339,000 at December 31, 2017, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $227,000 and $233,000, respectively.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited consolidated financial statements included in our 2017 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2018 is statutorily limited to $1,646,000 in the life insurance subsidiary and $3,419,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received no dividends from its subsidiaries during the six months ended June 30, 2018.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,140,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its June 30, 2018 value, the fair value of the Company's common stock investments would decrease by approximately $414,000.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the six months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
April 4, 2018	April 4, 2018	Item 5.02 - departure of director
April 13, 2018	April 13, 2018	Press release, dated April 13, 2018, issued by The National Security Group, Inc.
May 14, 2018	May 14, 2018	Press release, dated May 14, 2018, issued by The National Security Group, Inc.
May 18, 2018	May 18, 2018	Item 7.01, 9.01 - investor presentation
May 18, 2018	May 18, 2018	Item 5.07 - announcement of annual meeting voting results

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

Date: August 13, 2018