Form 10-Q
period 2018-09-30
NATIONAL SECURITY GROUP INC
filed 2018-11-13
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2018

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

As of November 13, 2018, there were 2,527,136 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

PART I. Financial Information
Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2018 - $1,454; 2017 - $1,645)	$1,482	$1,616
Fixed maturities available-for-sale, at estimated fair value (cost: 2018 - $100,196; 2017 - $94,467)	98,219	95,758
Equity securities, at estimated fair value (cost: 2018 - $1,842; 2017 - $1,842)	4,566	4,509
Trading securities	107	107
Mortgage loans on real estate, at cost	158	162
Investment real estate, at book value	2,945	3,221
Policy loans	1,837	1,810
Company owned life insurance	4,841	4,974
Other invested assets	2,235	2,574
Total Investments	116,390	114,731
Cash and cash equivalents	5,154	6,644
Accrued investment income	864	768
Policy receivables and agents' balances, net	12,655	11,653
Reinsurance recoverable	212	366
Deferred policy acquisition costs	8,085	8,124
Property and equipment, net	1,671	1,781
Income tax recoverable	476	393
Deferred income tax asset, net	1,457	1,487
Other assets	756	491
Total Assets	$147,720	$146,438
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$7,644	$7,075
Accident and health benefit and loss reserves	3,776	3,595
Life and annuity benefit and loss reserves	33,618	33,283
Unearned premiums	32,133	30,112
Policy and contract claims	826	903
Other policyholder funds	1,494	1,706
Short-term notes payable and current portion of long-term debt	800	1,300
Long-term debt	14,348	14,339
Other liabilities	6,241	6,500
Total Liabilities	100,880	98,813
Contingencies
Shareholders' equity
Common stock	2,527	2,522
Additional paid-in capital	5,554	5,483
Accumulated other comprehensive income (loss)	(1,778)	2,646
Retained earnings	40,537	36,974
Total Shareholders' Equity	46,840	47,625
Total Liabilities and Shareholders' Equity	$147,720	$146,438

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
REVENUES
Net premiums earned	$15,445	$15,467	$45,764	$45,838
Net investment income	1,020	939	2,799	2,795
Net realized investment gains	453	75	125	312
Other income	148	150	457	447
Total Revenues	17,066	16,631	49,145	49,392
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	9,825	11,184	29,024	34,911
Amortization of deferred policy acquisition costs	782	706	2,372	2,470
Commissions	2,003	2,096	5,795	5,947
General and administrative expenses	2,404	2,398	7,075	6,410
Taxes, licenses and fees	567	709	1,565	1,915
Interest expense	306	320	917	969
Total Benefits, Losses and Expenses	15,887	17,413	46,748	52,622

Income (Loss) Before Income Taxes	1,179	(782)	2,397	(3,230)

INCOME TAX EXPENSE (BENEFIT)
Current	235	387	(83)	(510)
Deferred	37	(612)	645	(848)
	272	(225)	562	(1,358)

Net Income (Loss)	$907	$(557)	$1,835	$(1,872)

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$0.36	$(0.22)	$0.73	$(0.74)

DIVIDENDS DECLARED PER SHARE	$0.05	$0.05	$0.15	$0.15

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net income (loss)	$907	$(557)	$1,835	$(1,872)

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $123 and $205 for 2018 and 2017, respectively	(395)	212	(2,582)	1,058
Unrealized gain on interest rate swap	58	70	265	180

Other comprehensive income (loss), net of tax	(337)	282	(2,317)	1,238

Comprehensive income (loss)	$570	$(275)	$(482)	$(634)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital
Balance at December 31, 2017	$47,625	$36,974	$2,646	$2,522	$5,483

Cumulative effect of change in accounting principle	—	2,107	(2,107)	—	—

Comprehensive income (loss):

Net income for the nine-month period ended September 30, 2018	1,835	1,835	—	—	—

Other comprehensive loss (net of tax)	(2,317)	—	(2,317)	—	—

Common stock issued	76	—	—	5	71

Cash dividends	(379)	(379)	—	—	—

Balance at September 30, 2018	$46,840	$40,537	$(1,778)	$2,527	$5,554

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$1,835	$(1,872)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	218	390
(Increase) decrease in cash surrender value of company owned life insurance	133	(95)
Net realized gains (losses) on investments	(125)	(312)
Deferred income taxes	645	(848)
Amortization of deferred policy acquisition costs	2,372	2,470
Changes in assets and liabilities:
Change in receivable for securities sold	—	499
Change in accrued investment income	(96)	(39)
Change in reinsurance recoverable	154	1,277
Policy acquisition costs deferred	(2,333)	(2,567)
Change in accrued income taxes	(83)	(510)
Change in net policy liabilities and claims	2,016	3,007
Change in other assets/liabilities, net	227	(63)
Other, net	11	5
Net cash provided by operating activities	4,974	1,342
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(14,741)	(12,118)
Property and equipment	(9)	(51)
Proceeds from sale or maturities of:
Held-to-maturity securities	141	205
Available-for-sale securities	9,071	13,895
Real estate held for investment	188	—
Property and equipment	—	2
Other invested assets, net	(23)	(49)
Net cash provided by (used in) investing activities	(5,373)	1,884
Cash Flows from Financing Activities
Change in other policyholder funds	(212)	54
Change in short-term notes payable	(500)	(500)
Dividends paid	(379)	(378)
Net cash used in financing activities	(1,091)	(824)
Net change in cash and cash equivalents	(1,490)	2,402
Cash and cash equivalents, beginning of year	6,644	7,368
Cash and cash equivalents, end of period	$5,154	$9,770
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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,524,715 at September 30, 2018 and 2,519,798 at September 30, 2017. The Company did not have any dilutive securities as of September 30, 2018 and 2017.

Reclassifications
Certain 2017 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2018 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At September 30, 2018, the net amount exceeding FDIC insured limits was $4,019,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At September 30, 2018, the single largest balance due from one agent totaled $623,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At September 30, 2018 and December 31, 2017, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At September 30, 2018, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Accounting Changes Not Yet Adopted
Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the Financial Accounting Standards Board (FASB) issued guidance to that removes, modifies and adds to the disclosure requirements related to fair value measurements. The guidance removes the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 assets, the policy for timing and transfers between levels and the valuation process for Level 3 fair value measurements. The guidance modifies disclosure requirements for investments in certain entities that calculate net asset value and clarifies the purpose of the measurement uncertainty disclosure. The guidance adds requirements to disclose changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements and to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued guidance to improve the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The guidance improves timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows. The guidance will simplify and improve accounting for certain market-based options or guarantees associated with deposit type contracts and simplify the amortization of deferred policy acquisition costs. The guidance also introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance. Due to the nature and extent of the changes required to the Company’s life insurance operations, the adoption of this standard is expected to have a material impact on the consolidated financial statements.

Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued guidance to simplify the accounting for nonemployee share-based payment awards. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year The Company does not make any material share-based payments and does not expect the adoption to have a material impact on its financial position or results of operations.

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

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. The guidance eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

this guidance as of January 1, 2018. The adoption of this guidance resulted in a $2,107,000 reclassification to retained earnings from accumulated other comprehensive income related to accumulated unrealized gains on equity securities as well as recognition of a $45,000 loss, net of tax, related to the change in value of equity securities.

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

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds a passive interest in a limited partnership that is considered to be a Variable Interest Entity (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entity and is not required to consolidate under ASC 810. The entity is a private placement investment fund formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnership. The carrying value of the investment totals $116,000 and is included as a component of Other Invested Assets in the accompanying condensed consolidated balance sheets.

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

The amortized cost and aggregate fair values of investments in available-for-sale securities as of September 30, 2018 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$39,241	$422	$1,063	$38,600
Mortgage backed securities	14,486	55	694	13,847
Private label asset backed securities	13,762	130	40	13,852
Obligations of states and political subdivisions	11,685	140	182	11,643
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	21,022	18	763	20,277
Total	$100,196	$765	$2,742	$98,219

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of September 30, 2018 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage backed securities	$1,482	$6	$34	$1,454
Total	$1,482	$6	$34	$1,454

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

The amortized cost and aggregate fair value of debt securities at September 30, 2018, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,089	$1,093
Due after one year through five years	19,620	19,538
Due after five years through ten years	27,204	26,801
Due after ten years	52,283	50,787
Total	$100,196	$98,219

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	47	49
Due after five years through ten years	—	—
Due after ten years	1,435	1,405
Total	$1,482	$1,454

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

A summary of securities available-for-sale with unrealized losses as of September 30, 2018, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities
Corporate debt securities	$20,029	$631	$6,906	$432	$26,935	$1,063	49
Mortgage backed securities	7,491	233	4,734	461	12,225	694	29
Private asset backed securities	4,854	40	—	—	4,854	40	6
Obligations of state and political subdivisions	3,660	54	3,458	128	7,118	182	15
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	11,243	232	8,442	531	19,685	763	28
	$47,277	$1,190	$23,540	$1,552	$70,817	$2,742	127

A summary of securities held-to-maturity with unrealized losses as of September 30, 2018 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Fixed maturities:
Mortgage backed securities	$1,044	$34	$—	$—	$1,044	$34	1
	$1,044	$34	$—	$—	$1,044	$34	1

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

Management has evaluated each security in a significant unrealized loss position in both the debt and equity investment portfolios.  The Company has no material exposure to sub-prime mortgage loans and approximately 5.75% of the fixed income investment portfolio is rated below investment grade.  In evaluating whether or not the equity loss positions were other-than-temporary impairments, Management evaluated financial information on each company and where available, reviewed analyst reports from at least two independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the nine months ended September 30, 2018 and year ended December 31, 2017, the Company realized no other-than-temporary impairments. At September 30, 2018, the three largest losses not realized as an impairment were in the bond portfolio and each totaled $108,000. Each of these losses was driven by changes in market interest rates. At December 31, 2017, the single largest loss not realized as an impairment was in the bond portfolio and totaled $75,000. The second largest loss position was in the bond portfolio and totaled $60,000. The third largest loss position was in the bond portfolio and totaled $53,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed maturities	$989	$860	$2,843	$2,518
Equity securities	21	24	61	72
Mortgage loans on real estate	2	2	6	7
Investment real estate	1	2	2	4
Policy loans	35	30	105	96
Company owned life insurance change in surrender value	3	38	(133)	95
Other	6	14	21	101
	1,057	970	2,905	2,893
Less: Investment expenses	37	31	106	98
Net investment income	$1,020	$939	$2,799	$2,795

Major categories of realized investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed maturities	$27	$75	$156	$310
Change in fair value of equity securities	426	—	57	—
Other, principally real estate	—	—	(88)	2
Net realized investment gains (losses)	$453	$75	$125	$312

An analysis of the net change in unrealized gains and losses on available-for-sale securities follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Net change in unrealized gains (losses) on available-for-sale securities before deferred tax	$(3,268)	$1,402
Deferred income tax	686	(476)
Net change in unrealized gains (losses) on available-for-sale securities	$(2,582)	$926

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
Corporate debt securities	$38,600	$—	$38,600	$—
Mortgage backed securities	13,847	—	13,847	—
Private label asset backed securities	13,852	—	13,852	—
Obligations of states and political subdivisions	11,643	—	11,643	—
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	20,277	20,277	—	—
Trading securities	107	107	—	—
Equity securities	4,566	3,454	—	1,112
Total Financial Assets	$102,892	$23,838	$77,942	$1,112
Financial Liabilities
Interest rate swap	$(272)	$—	$—	$(272)
Total Financial Liabilities	$(272)	$—	$—	$(272)

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

As of September 30, 2018, Level 3 fair value measurements of assets include $1,112,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of September 30, 2018, Level 3 fair value measurements of liabilities include $272,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 (in thousands):

For the nine months ended September 30, 2018	Equity Securities	Interest Rate Swap
Beginning balance	$1,073	$(608)
Total gains or losses (realized and unrealized):
Included in earnings	39	—
Included in other comprehensive income	—	336
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,112	$(272)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2018:	$—	$—

For the nine months ended ended September 30, 2018, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018		December 31, 2017
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,482	$1,454	$1,616	$1,645
Mortgage loans	158	158	162	162
Policy loans	1,837	1,837	1,810	1,810
Company owned life insurance	4,841	4,841	4,974	4,974
Other invested assets	2,235	2,235	2,574	2,574
Liabilities and related instruments
Other policyholder funds	1,494	1,494	1,706	1,706
Short-term notes payable and current portion of long-term debt	800	800	1,300	1,300
Long-term debt	14,348	14,348	14,339	14,339

NOTE 5 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Building and improvements	$3,378	$3,378
Electronic data processing equipment	1,518	1,512
Furniture and fixtures	488	486
	5,384	5,376
Less accumulated depreciation	3,713	3,595
Property and equipment, net	$1,671	$1,781

Depreciation expense for the nine months ended September 30, 2018 was $119,000 ($121,000 for the year ended December 31, 2017).

NOTE 6 – INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (TCJA), a comprehensive tax legislation which, among other things, reduced the Company's statutory federal income tax rate from 34% to 21% effective January 1, 2018. In addition to the reduction in tax rates, the TCJA makes broad and complex changes to the Internal Revenue Code that will introduce changes to many tax related exclusions, deductions and credits. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $1,457,000 at September 30, 2018 and $1,487,000 at December 31, 2017.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of September 30, 2018	As of December 31, 2017
General expenses	$1,096	$1,069
Unearned premiums	1,357	1,269
Claims liabilities	479	484
AMT credit	766	1,575
Impairment on real estate owned	116	116
Unrealized losses on securities available-for-sale	415	—
Unrealized loss on interest rate swaps	57	128
Deferred tax assets	4,286	4,641

Depreciation	(79)	(88)
Deferred policy acquisition costs	(1,698)	(1,706)
Pre-1984 policyholder surplus account	(480)	(529)
Unrealized gains on securities available-for-sale	—	(831)
Unrealized gains on equity securities	(572)	—
Deferred tax liabilities	(2,829)	(3,154)
Net deferred tax asset	$1,457	$1,487

The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Nine months ended September 30,
	2018	2017
Deferred policy acquisition costs	$(8)	$33
Unearned premiums	(88)	(179)
General expenses	(27)	(6)
Depreciation	(9)	—
Claims liabilities	5	(36)
AMT credit	809	(160)
Impact of repeal of special provision on pre-1984 policyholder surplus	(49)	—
Unrealized gains on equity securities	12	—
NOL carryforward	—	(500)
Deferred income tax expense (benefit)	$645	$(848)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Nine months ended September 30,
	2018	2017
Federal income tax rate applied to pre-tax income/loss	21.0%	34.0%
Dividends received deduction and tax-exempt interest	(0.9)%	1.5%
Company owned life insurance	1.2%	1.0%
Small life deduction	—%	10.0%
Other, net	2.2%	(4.5)%
Effective federal income tax rate	23.5%	42.0%
The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2014. Tax returns have been filed through the year 2016.

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%. Unsecured.	$800	$800
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity March 2020 (renewed March 2018). Interest payments due quarterly. Unsecured.	—	500
	$800	$1,300
Long-term debt consisted of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%; maturity November 2019. Annual installment payments beginning November 2017 with final balloon payment due November 30, 2019. Unsecured.	$2,200	$2,200

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $162,000 in debt issuance cost ($168,000 in 2017); maturity December 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,117	9,111

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $62,000 in debt issuance cost ($65,000 in 2017); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,031	3,028
	$14,348	$14,339

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

The swaps entered into in 2009 and 2010 have fair values of $17,000 (liability) and $255,000 (liability), respectively, for a total liability of $272,000 at September 30, 2018 ($608,000 at December 31, 2017).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation gain of $265,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at September 30, 2018.  A net valuation gain of $278,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2017.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At September 30, 2018, the Company has securities on deposit with fair market values of $918,000 ($918,000 of which is posted as collateral). At December 31, 2017, the Company had securities on deposit with fair market values of $1,446,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Nine months ended September 30,
	2018	2017
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$7,075	$7,531
Less reinsurance recoverable on unpaid losses	327	1,184
Net balances at beginning of year	6,748	6,347
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	25,460	32,867
Estimated claims and claim adjustment expenses for claims arising in prior years	(250)	(1,355)
Total increases	25,210	31,512
Claims and claim adjustment expense payments for claims arising in:
Current year	20,906	26,275
Prior years	3,592	3,041
Total payments	24,498	29,316
Net balance at end of period	7,460	8,543
Plus reinsurance recoverable on unpaid losses	184	354
Claims and claim adjustment expense reserves at end of period	$7,644	$8,897

The slight increase in claim and claim adjustment expense reserves before reinsurance recoverable is primarily due to the increase in reserves associated with Hurricane Florence which occurred in September of 2018. The estimate for claims arising in prior years was reduced $250,000 in 2018 (reduced $1,355,000 in 2017) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves

The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $372,000 at September 30, 2018 ($367,000 at December 31, 2017). These claims are a component of policy and contract claims which totaled $826,000 at September 30, 2018 ($903,000 at December 31, 2017).

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

At September 30, 2018, the largest reinsurance recoverable of a single reinsurer was $318,000 ($322,000 at December 31, 2017). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the nine months ended September 30, 2018 and 2017 amounted to $135,000 and $144,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the nine months ended September 30, 2018 and 2017 amounted to an approximate increase of $128,000 and $215,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were contributions of $232,000 during the nine months ended September 30, 2018 and contributions of $268,000 during the nine months ended September 30, 2017. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

NOTE 11 – SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2018 and year ended December 31, 2017, changes in shareholders' equity consisted of net income of $1,835,000 and net loss of $1,203,000, respectively; dividends paid of $379,000 in 2018 and $504,000 in 2017; decreases in accumulated other comprehensive income, net of applicable taxes, of $2,317,000 in 2018 and increases in accumulated other comprehensive income, net of applicable taxes, of $1,204,000 in 2017.  Other comprehensive gains and losses consisted of accumulated unrealized gains and losses on securities available-for-sale and unrealized loss on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,527,136	2,527,136	3,000,000	2,522,312	2,522,312

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Nine months ended September 30,
	2018	2017
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(480)	$(679)
Other comprehensive income for period:
Other comprehensive gain before reclassifications	265	180
Net current period other comprehensive income	265	180
Balance at end of period	$(215)	$(499)

Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$3,126	$1,686
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(2,459)	1,263
Reclassification adjustment - gains on equity securities	(2,107)	—
Amounts reclassified from accumulated other comprehensive income (loss)	(123)	(205)
Net current period other comprehensive income (loss)	(4,689)	1,058
Balance at end of period	$(1,563)	$2,744

Total Accumulated Other Comprehensive Income (Loss) at end of period	$(1,778)	$2,245

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2018 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$156	Net realized investment gains
	156	Total before tax
	(33)	Tax (expense) or benefit
	$123	Net of Tax

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

Total assets by industry segment at September 30, 2018 and at December 31, 2017 are summarized below (dollars in thousands):

Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

September 30, 2018	$147,720	$82,255	$59,508	$5,957

December 31, 2017	$146,438	$80,241	$60,709	$5,488

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Premium revenues and operating income by business segment for the three and nine months ended September 30, 2018 and 2017 are summarized below (dollars in thousands):

Three months ended September 30, 2018	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,445	$13,818	$1,627	$—
Net investment income	1,020	431	575	14
Net realized investment gains	453	267	186	—
Other income	148	147	1	—
	17,066	14,663	2,389	14
BENEFITS AND EXPENSES
Policyholder benefits paid	9,825	8,610	1,215	—
Amortization of deferred policy acquisition costs	782	689	93	—
Commissions	2,003	1,932	71	—
General and administrative expenses	2,404	1,721	512	171
Taxes, licenses and fees	567	516	51	—
Interest expense	306	—	10	296
	15,887	13,468	1,952	467
Income (Loss) Before Income Taxes	$1,179	$1,195	$437	$(453)

Three months ended September 30, 2017	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$15,467	$13,893	$1,574	$—
Net investment income	939	417	505	17
Net realized investment gains	75	63	12	—
Other income	150	149	1	—
	16,631	14,522	2,092	17
BENEFITS AND EXPENSES
Policyholder benefits paid	11,184	9,865	1,319	—
Amortization of deferred policy acquisition costs	706	694	12	—
Commissions	2,096	2,015	81	—
General and administrative expenses	2,398	1,634	547	217
Taxes, licenses and fees	709	669	40	—
Interest expense	320	—	13	307
	17,413	14,877	2,012	524
Income (Loss) Before Income Taxes	$(782)	$(355)	$80	$(507)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

Nine months ended September 30, 2018	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$45,764	$41,060	$4,704	$—
Net investment income	2,799	1,120	1,637	42
Net realized investment gains	125	32	93	—
Other income	457	455	2	—
	49,145	42,667	6,436	42
BENEFITS AND EXPENSES
Policyholder benefits paid	29,024	24,837	4,187	—
Amortization of deferred policy acquisition costs	2,372	2,069	303	—
Commissions	5,795	5,609	186	—
General and administrative expenses	7,075	5,127	1,464	484
Taxes, licenses and fees	1,565	1,382	183	—
Interest expense	917	—	35	882
	46,748	39,024	6,358	1,366
Income (Loss) Before Income Taxes	$2,397	$3,643	$78	$(1,324)

Nine months ended September 30, 2017	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations
REVENUE
Net premiums earned	$45,838	$41,131	$4,707	$—
Net investment income	2,795	1,195	1,551	49
Net realized investment gains	312	123	189	—
Other income	447	444	3	—
	49,392	42,893	6,450	49
BENEFITS AND EXPENSES
Policyholder benefits paid	34,911	31,057	3,854	—
Amortization of deferred policy acquisition costs	2,470	2,083	387	—
Commissions	5,947	5,728	219	—
General and administrative expenses	6,410	4,511	1,165	734
Taxes, licenses and fees	1,915	1,736	179	—
Interest expense	969	—	52	917
	52,622	45,115	5,856	1,651
Income (Loss) Before Income Taxes	$(3,230)	$(2,222)	$594	$(1,602)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2017 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Life, accident and health operations premiums written:
Traditional life insurance	$1,083	$1,081	$3,280	$3,319
Accident and health insurance	617	550	1,428	1,379
Gross life, accident and health	1,700	1,631	4,708	4,698
Reinsurance premium ceded	(11)	(23)	(70)	(66)
Net life, accident and health premiums written	$1,689	$1,608	$4,638	$4,632
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$9,515	$9,427	$29,181	$28,898
Homeowners (Including mobile homeowners)	5,406	5,651	16,782	17,687
Other liability	557	537	1,716	1,670
Gross property and casualty	15,478	15,615	47,679	48,255
Reinsurance premium ceded	(1,738)	(1,724)	(4,627)	(4,533)
Net property and casualty written	$13,740	$13,891	$43,052	$43,722
Consolidated gross premiums written	$17,178	$17,246	$52,387	$52,953
Reinsurance premium ceded	(1,749)	(1,747)	(4,697)	(4,599)
Consolidated net premiums written	$15,429	$15,499	$47,690	$48,354
The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Life, accident and health operations premiums earned:
Traditional life insurance	$1,021	$1,049	$3,347	$3,395
Accident and health insurance	617	548	1,427	1,378
Gross life, accident and health	1,638	1,597	4,774	4,773
Reinsurance premium ceded	(11)	(23)	(70)	(66)
Net life, accident and health premiums earned	$1,627	$1,574	$4,704	$4,707
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,403	$9,218	$27,792	$27,066
Homeowners (Including mobile homeowners)	5,449	5,715	16,420	17,179
Other liability	552	532	1,628	1,572
Gross property and casualty	15,404	15,465	45,840	45,817
Reinsurance premium ceded	(1,586)	(1,572)	(4,780)	(4,686)
Net property and casualty earned	$13,818	$13,893	$41,060	$41,131
Consolidated gross premiums earned	$17,042	$17,062	$50,614	$50,590
Reinsurance premium ceded	(1,597)	(1,595)	(4,850)	(4,752)
Consolidated net premiums earned	$15,445	$15,467	$45,764	$45,838

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

The Company's property & casualty subsidiaries had one action remaining in Texas filed in the aftermath of Hurricane Ike at September 30, 2018. This is an individual action with allegations of underpayment of a hurricane-related claim. The suit seeks a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.

The Company has reserves set up on litigated claims and the reserves are included in benefit and loss reserves.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2018 was $804,000 ($819,000 in 2017). There was no cash paid for income taxes during the nine months ended September 30, 2018 or 2017.

During the nine months ended September 30, 2018, non-cash changes in equity included $5,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $71,000 increase in additional paid-in capital.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-Q.

Subsequent event not recognized due to Hurricane Michael losses - In October of 2018 the Company incurred losses in its property and casualty insurance subsidiary from Hurricane Michael. Loss estimates associated with Hurricane Michael are not recognized in these consolidated financial statements as the event occurred after the date of the consolidated balance sheet presented herein. Managements estimates that gross losses (before reinsurance recoveries) from Hurricane Michael will be in the range of $11,000,000 to $14,000,000. Net of reinsurance recoveries, management estimates that pretax losses from Hurricane Michael will reduce fourth quarter 2018 pre-tax income by $4,000,000. Net of tax, it is estimated that net income for the three months and year ended December 31, 2018 will be reduced by $3,160,000. Since Hurricane Michael occurred subsequent to the date of these financial statements, the financial impact will be recognized in the financial statements presented in the Company's Form 10-K for the fiscal period ended December 31, 2018.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of September 30, 2018, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2018 and 2017 and the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2018 and the statement of cash flows for the nine-month periods ended September 30, 2018 and 2017. These condensed consolidated financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Birmingham, Alabama
November 13, 2018

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three-month and nine-month periods ended September 30, 2018 and 2017.

The National Security Group, Inc. operates in ten states with 46.7% of total premium revenue generated in the states of Alabama and Mississippi.  The Company is made up of the following two segments:

•
The Property and Casualty (P&C) segment is the most significant segment, accounting for 90.6% of gross earned premium in 2018.  The P&C segment has insurance in-force in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•
The Life segment accounted for 9.4% of gross premium revenue in 2018. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On August 23, 2018, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

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

Summary:

For the three months ended September 30, 2018, the Company had net income of $907,000, $0.36 income per share, compared to a net loss of $557,000, $0.22 loss per share, for the three months ended September 30, 2017. The pretax income from operations in the third quarter of 2018 totaled $726,000 compared to pretax loss from operations of $857,000 in the third quarter of 2017. During the third quarter of 2018, claim activity related to catastrophe events was significantly less compared to the same period last year. For the three months ended September 30, 2018, the P&C segment had $1,906,000 in reported losses and loss adjustment expenses (LAE) from cat events (including development from first and second quarter 2018 cat events). This includes $819,000 in reported losses and LAE from Hurricane Florence, which made landfall on September 14, 2018 and primarily impacted our policyholders in South Carolina. For the three months ended September 30, 2017, the P&C segment had $3,626,000 in reported losses and LAE from cat events (including development from first and second quarter 2017 cat events). Results for the third quarter of 2017 were negatively impacted by losses reported from Hurricane Irma. On September 10, 2017, Hurricane Irma made U.S. landfall in the Florida Keys and impacted our policyholders in Alabama, Georgia, South Carolina and Tennessee. Georgia was the primary state in our coverage area impacted by Hurricane Irma comprising over 85% of reported claims. The impact of this catastrophe led to $2,718,000 in reported losses and LAE for the quarter.

For the nine months ended September 30, 2018, the Company had net income of $1,835,000, $0.73 income per share, compared to a net loss of $1,872,000, $0.74 loss per share, for the nine months ended September 30, 2017. The year to date pretax income from operations in 2018 totaled $2,272,000 compared to a pretax loss from operations of $3,542,000 in 2017. The reduction in reported losses from catastrophe events in 2018 compared to 2017 was the primary reason for the improved results in the current year compared to the same period last year. Reported claims from cat events in 2018 totaled $4,378,000 compared to $12,804,000 in 2017; a reduction of $8,426,000. Results for 2017 were negatively impacted by an increased frequency of severe thunderstorm activity, which generated widespread wind, hail and tornado damage to insured property across the Southeastern United States throughout the nine-month period. In addition, our P&C segment was negatively impacted by losses reported from Hurricane Irma.

Financial results for the three and nine months ended September 30, 2018 and 2017 were as follows:

Unaudited Consolidated Financial Summary	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share)	2018	2017	2018	2017
Gross premiums written	$17,178	$17,246	$52,387	$52,953
Net premiums written	$15,429	$15,499	$47,690	$48,354

Net premiums earned	$15,445	$15,467	$45,764	$45,838
Net investment income	1,020	939	2,799	2,795
Net realized investment gains	453	75	125	312
Other income	148	150	457	447
Total Revenues	17,066	16,631	49,145	49,392
Policyholder benefits and settlement expenses	9,825	11,184	29,024	34,911
Amortization of deferred policy acquisition costs	782	706	2,372	2,470
Commissions	2,003	2,096	5,795	5,947
General and administrative expenses	2,404	2,398	7,075	6,410
Taxes, licenses and fees	567	709	1,565	1,915
Interest expense	306	320	917	969
Total Benefits, Losses and Expenses	15,887	17,413	46,748	52,622
Income (Loss) Before Income Taxes	1,179	(782)	2,397	(3,230)
Income tax expense (benefit)	272	(225)	562	(1,358)
Net Income (Loss)	$907	$(557)	$1,835	$(1,872)
Income (Loss) Per Common Share	$0.36	$(0.22)	$0.73	$(0.74)
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$907	$(557)	$1,835	$(1,872)
Income tax expense (benefit)	272	(225)	562	(1,358)
Realized investment losses (gains), net	(453)	(75)	(125)	(312)
Pretax Income (Loss) From Operations	$726	$(857)	$2,272	$(3,542)

Three-month period ended September 30, 2018 compared to three-month period ended September 30, 2017

Premium Revenue:
For the three-month period ended September 30, 2018, net premiums earned were down $22,000 at $15,445,000 compared to $15,467,000 during the same period in 2017. The decrease in premium revenue was primarily attributable to a 0.5% decrease in net premiums earned in the P&C segment.

Net Income (Loss):
For the quarter ended September 30, 2018, the Company had net income of $907,000, $0.36 income per share, compared to a net loss of $557,000, $0.22 loss per share, for the same period in 2017, an increase of $1,464,000. As discussed above, a decrease in frequency of severe thunderstorm related losses was the primary factor contributing to the increase in net income in the third quarter of the current year compared to the same period last year.

Pretax Income (Loss) from Operations:
For the three months ended September 30, 2018, our pretax income from operations was $726,000 compared to a pretax loss from operations of $857,000 for the three months ended September 30, 2017; an increase of $1,583,000. A decrease in severe thunderstorm activity during the third quarter of 2018 compared to the same period last year was the primary factor contributing to the improvement in pretax income from operations. During the third quarter of 2018, the P&C segment was impacted by three cat events with reported losses and LAE totaling $1,198,000 compared to three cat events totaling $3,126,000 during the third quarter of 2017.

P&C Segment Combined Ratio:
The P&C segment ended the third quarter of 2018 with a GAAP basis combined ratio of 96.5%. Reported catastrophe losses totaled $1,906,000 for the quarter and added 13.7 percentage points to the combined ratio. In comparison, the P&C segment ended the third quarter of 2017 with a GAAP basis combined ratio of 105.9%, with reported catastrophe losses totaling $3,626,000, and increasing the combined ratio by 25.8 percentage points. In addition to the reduction in catastrophe losses in the third quarter of 2018, fire losses were down $140,000 in the third quarter of 2018 compared to the same period last year. Reported fire losses for the third quarter of 2018 totaled $2,809,000 and added 20.1 percentage points to the third quarter 2018 combined ratio. In comparison, third quarter 2017 reported fire losses totaled $2,949,000 and added 21.0 percentage points to the third quarter 2017 combined ratio.

Nine-month period ended September 30, 2018 compared to nine-month period ended September 30, 2017

Premium Revenue:
For the nine-month period ended September 30, 2018, net premiums earned were down $74,000 at $45,764,000 compared to $45,838,000 for the same period in 2017. The decrease in net premium earned was due to a 0.2% decline in net premium earned in the P&C segment.

Net Income (Loss):
For the nine-month period ended September 30, 2018, the Company had net income of $1,835,000, $0.73 income per share, compared to a net loss of $1,872,000, $0.74 loss per share, for the same period in 2017; an increase of $3,707,000. Decreased frequency of catastrophe losses was the primary factor contributing to the increase in year to date net income. We have incurred catastrophe losses from 14 cat events in the first nine months of 2018 compared to losses from 24 cat events during the same period in 2017.

Pretax Income (Loss) from Operations:
For the nine-month period ended September 30, 2018, pretax income from operations was $2,272,000 compared to a pretax loss from operations of $3,542,000 for the period ended September 30, 2017, an increase of $5,814,000. The primary reason for the increase in pretax income from operations in 2018 compared to 2017 was the significant reduction in reported catastrophe losses in the current year compared to the same period in the prior year. Losses and LAE reported from catastrophe events totaled $4,378,000 in the first nine months of 2018 compared to $12,804,000 for the same period last year. The single largest catastrophe event in 2018 was a severe thunderstorm, tornado and hail event in mid-March which generated $1,136,000 in insured losses from 211 reported claims. Claims reported in Alabama accounted for 87.4% of all reported losses from this cat event. In addition, the P&C segment had reported losses totaling $819,000 from Hurricane Florence (as well as an additional $681,000 in incurred but not reported [IBNR] losses) in September 2018. In comparison, the single largest catastrophe event in 2017 was Hurricane Irma that totaled $2,718,000 from 832 claims. Claims reported in Georgia were the primary source of losses and accounted for 84.1% of all claims from this cat event.

P&C Segment Combined Ratio:
The P&C segment ended the first nine months of 2018 with a combined ratio of 94.0%. Reported catastrophe losses totaled $4,378,000 and added 10.5 percentage points to the combined ratio. In comparison, 2017 reported cat event losses added $12,804,000 to prior year policyholder benefits and settlement expenses. The P&C segment ended the first nine months of 2017 with a combined ratio of 108.5% with reported catastrophe losses contributing 30.8 percentage points to the combined ratio. Partially offsetting the reduction in catastrophe losses in 2018 was a $1,295,000 increase in reported fire losses, in the current year, compared to the same period last year. Fire losses reported in 2018 totaled $11,150,000 and added 26.9 percentage points to the 2018 combined ratio. In comparison, 2017 reported file losses totaled $9,855,000 and added 23.7 percentage points to the 2017 combined ratio.

Overview - Balance Sheet highlights at September 30, 2018 compared to December 31, 2017

Selected Balance Sheet Highlights	September 30, 2018	December 31, 2017
(dollars in thousands)	(UNAUDITED)
Invested Assets	$116,390	$114,731
Cash	$5,154	$6,644
Total Assets	$147,720	$146,438
Policy Liabilities	$79,491	$76,674
Total Debt	$15,148	$15,639
Accumulated Other Comprehensive (Loss) Income	$(1,778)	$2,646
Shareholders' Equity	$46,840	$47,625
Book Value Per Share	$18.54	$18.88

Invested Assets:
Invested assets as of September 30, 2018 were $116,390,000 up $1,659,000, or 1.4%, compared to $114,731,000 as of December 31, 2017. The primary changes in invested assets were associated with changes in the bond portfolio. Positive cash flow from operations led to a $3.7 million increase in bond investment purchases during the first nine months of 2018; however, this increase in new bond investments were partially offset by an increase in market interest rates which reduced the market value of our bond portfolio by $3.3 million.

Cash:
The Company, primarily through its insurance subsidiaries, had $5,154,000 in cash and cash equivalents at September 30, 2018, compared to $6,644,000 at December 31, 2017. The decrease in cash was primarily due to an increase in investments in our bond portfolio and reduction of debt.

Total Assets:
Total assets as of September 30, 2018 were $147,720,000 compared to $146,438,000 at December 31, 2017. The increase in total assets was primarily due to an increase in investments in our bond portfolio.

Policy Liabilities:
Policy liabilities were $79,491,000 at September 30, 2018 compared to $76,674,000 at December 31, 2017; an increase of $2,817,000 or 3.7%. The primary reason for the increase in policy liabilities in 2018 compared to 2017 was an increase in unearned premium. Due to the timing of insurance renewals and new business issuance across our entire book of P&C segment business, unearned premium tends to peak during the second and third quarters and decline during the fourth quarter when new policy issuance reaches a seasonal low. This is the primary factor contributing to the increase in unearned premium at September 30, 2018 compared to December 31, 2017.

Debt Outstanding:
Total debt at September 30, 2018 was $15,148,000 compared to $15,639,000 at December 31, 2017. The pay down of a bank credit line was the primary reason for the $491,000 or 3.1% decrease in total debt.

Shareholders' Equity:
Shareholders' equity as of September 30, 2018 was $46,840,000, down $785,000 compared to December 31, 2017 Shareholders' equity of $47,625,000. Book value per share was $18.54 at September 30, 2018, compared to $18.88 per share at December 31, 2017, a decrease of $0.34. The primary reason for the decrease in Shareholders' Equity was a decrease in market value of available for sale investment securities which declined $3.9 million. This decrease was primarily due to an increase in market interest rates which reduced the market value of our fixed income investments. Partially offsetting these factors was net income of $1,835,000.

Update on 4th Quarter Event - Hurricane Michael:

In addition to our third quarter earnings release, we are updating our loss estimates from Hurricane Michael which will impact our fourth quarter earnings. We emphasize that no provision for losses from Hurricane Michael has been made in our third quarter financial results presented herein as Michael occurred early in the fourth quarter of 2018.

Net of re-insurance, management estimates that Hurricane Michael will reduce our fourth quarter and full year pretax income by $4,000,000. Management estimates that Hurricane Michael will reduce fourth quarter and full year net income by $3,160,000 and will reduce earnings per share by $1.25. Based on our analysis of historical reporting patterns, post event model output and assessment of early reports of claims to date, we estimate our ultimate gross losses from Hurricane Michael (before re-insurance recoveries) to be in the range of $11,000,000 to $14,000,000. Under our catastrophe reinsurance coverage, we retain 100% of losses up to $4,000,000 from a single event. After exceeding our retention, losses are 100% re-insured up to $72,500,000 under our catastrophe reinsurance program.

Three-month period ended September 30, 2018 compared to three-month period ended September 30, 2017

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,		Percent
(dollars in thousands)	2018	2017	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,021	$1,049	(2.7)%
Accident and health insurance	617	548	12.6%
Gross life, accident and health	1,638	1,597	2.6%
Reinsurance premium ceded	(11)	(23)	(52.2)%
Net life, accident and health premiums earned	$1,627	$1,574	3.4%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,403	$9,218	2.0%
Homeowners (Including mobile homeowners)	5,449	5,715	(4.7)%
Other liability	552	532	3.8%
Gross property and casualty	15,404	15,465	(0.4)%
Reinsurance premium ceded	(1,586)	(1,572)	0.9%
Net property and casualty premiums earned	$13,818	$13,893	(0.5)%

Consolidated gross premiums earned	$17,042	$17,062	(0.1)%
Reinsurance premium ceded	(1,597)	(1,595)	0.1%
Consolidated net premiums earned	$15,445	$15,467	(0.1)%

Consolidated net premium earned was down 0.1% for the quarter ended September 30, 2018, at $15,445,000 compared to $15,467,000 for the quarter ended September 30, 2017. The slight decrease in net premium earned was due to a 0.5% decrease in net premium earned in the P&C segment. Premium growth has slowed due to a combination of competitive pressures in some states and the smaller size of the specialty market in which we operate. We have made modifications to our products and eased some underwriting restrictions in order to remain competitive through the current market cycle. However, we do not intend to sacrifice overall underwriting profitability with significant rate cuts in order to increase top line revenue growth.

Investment Income:
The table below provides the major categories of investment income for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018	2017
Fixed maturities	$989	$860
Equity securities	21	24
Mortgage loans on real estate	2	2
Investment real estate	1	2
Policy loans	35	30
Company owned life insurance change in surrender value	3	38
Other	6	14
	1,057	970
Less: Investment expenses	37	31
Net investment income	$1,020	$939

For the three months ended September 30, 2018, net investment income was $1,020,000 compared to $939,000 for the same period in 2017; an increase of $81,000 or 8.6%. A combination of increased investment in fixed income securities due to positive cash flow from operations and the recent rise in interest rates was the primary factor contributing to the increase in investment income.

Realized Investment Gains and Losses:
The table below provides realized investment gains and losses for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018	2017
Fixed maturities	$27	$75
Change in fair value of equity securities	426	—
Other, principally real estate	—	—
Net realized investment gains (losses)	$453	$75

Realized investment gains, for the three months ended September 30, 2018, were $453,000 compared to realized investment gains of $75,000 for the same period in 2017, an increase of $378,000. In January of 2016, the FASB issued guidance that requires equity investments to be measured at fair value with changes in fair value recognized in net income through investment gains and losses. For us, this guidance became effective January 1, 2018 and is reflected in the table above as an increase in market value of our equity securities of $426,000. In addition, we had a $27,000 gain on fixed income securities.

Other Income:
Other income was comparable at $148,000 for the three months ended September 30, 2018, compared to $150,000 for the same period in 2017; a decrease of $2,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $9,825,000 for the three months ended September 30, 2018, compared to $11,184,000 for the three months ended September 30, 2017; a decrease of $1,359,000 or 12.2%. Claims as a percentage of premium earned was 63.6% in the third quarter of 2018 compared to 72.3% in the third quarter of 2017. Reported losses from Hurricane Irma in the third quarter of 2017 totaling $2,718,000 lead to higher windstorm related claims which negatively impacted underwriting results in the prior year.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event, including claim development in prior periods, and non-catastrophe wind and hail losses and LAE for the three months ended September 30, 2018 and 2017 (dollars in thousands):

For the three months ended September 30, 2018			For the three months ended September 30, 2017
Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 1814 (Feb 24-26)	$4	1	Cat 1711 (Jan 1-3)	$(1)	—
Cat 1817 (Mar 18-20)	36	4	Cat 1713 (Jan 18-22)	16	3
Cat 1821 (Apr 13-16)	3	6	Cat 1719 (Feb 28-Mar 2)	11	3
Cat 1827 (May 29-June 1)	145	35	Cat 1721 (Mar 21-22)	18	7
Cat 1836 (June 28)	26	7	Cat 1722 (Mar 26-28)	10	3
Cat 1835 (June 24-26)	190	14	Cat 1724 (Apr 2-3)	6	3
Cat 1836 (June 28)	304	31	Cat 1725 (Apr 4-6)	59	13
Cat 1840 (July 19-22)	318	60	Cat 1728 (Apr 21-25)	27	5
Cat 1852 (Sept 13-16)	819	243	Cat 1730 (Apr 28-May 1)	36	10
			Cat 1731 (May 3-5)	21	6
			Cat 1732 (May 8-11)	20	6
			Cat 1733 (May 15-18)	55	5
			Cat 1734 (May 27-28)	37	6
			Cat 1738 (June 16-19)	7	11
			T.S. Cindy (June 21-25)	155	12
			Cat 1742 (Aug 5-8)	120	42
			Cat 1743 (Aug 25-31)	288	73
			Cat 1744 (Sept 11-15)	2,718	832
Misc cats less than $100k	61	30	Misc cats less than $100k	23	2
Total Cat losses	$1,906	431	Total Cat losses	$3,626	1,042

Non-cat wind & hail	$1,834	570	Non-cat wind & hail	$1,862	584

During the third quarter of 2018, the P&C segment was impacted by three catastrophe events (as well as development from first and second quarter cat events) which produced 431 claims with reported losses (including loss adjustment expenses) totaling $1,906,000. In comparison, the P&C segment was impacted by three catastrophe events during the third quarter of 2017 (as well as development from first and second quarter cat events) from 1,042 claims totaling $3,626,000. Net of tax, losses from third quarter 2018 cats reduced third quarter earnings by $1,506,000 or $0.60 per share. Claims reported from all third quarter 2018 cat events and first and second quarter 2018 cat development contributed 13.7 percentage points to the third quarter 2018 P&C segment loss ratio. Net of tax, 2017 reported cat event losses reduced third quarter 2017 net income by $2,393,000 or $0.95 per share. Third quarter 2017 catastrophe events and first and second quarter 2017 cat event development contributed 25.8 percentage points to the third quarter P&C combined ratio.

Non-catastrophe wind and hail claims reported in the third quarter of 2018 totaled $1,834,000 compared to non-catastrophe wind and hail claims reported in the third quarter of 2017 totaling $1,862,000; a decrease of $28,000. During the third quarter of 2018, the P&C segment had 570 non-cat wind and hail claims reported (an average of $3,200 per claim) compared to 584 claims reported during the third quarter of 2017 (an average of $3,200 per claim). Non-cat wind and hail claims reported during the third quarter of 2018 accounted for 21.3% of total P&C segment incurred losses for the quarter. Non-cat wind and hail claims reported during the third quarter of 2017 accounted for 18.9% of total P&C segment incurred losses in the third quarter of 2017.

In addition to overall policyholder benefit payments being down in the property and casualty segment due to a lower frequency of catastrophe event losses, fire losses reported in the third quarter of 2018 were also down $140,000 or 4.7% compared to fire losses reported during the third quarter of 2017. The P&C segment had 92 fire losses reported in the third quarter of 2018 totaling $2,809,000 compared to 102 claims reported in the third quarter of 2017 totaling

$2,949,000. The average cost per fire claim was $30,500 for fire losses reported in the third quarter of 2018 compared to $28,900 for fire losses reported in the third quarter of 2017. Reported fire losses in the third quarter of 2018 added 20.1 percentage points to the combined ratio for the quarter compared to 21.0 percentage points to the third quarter 2017 combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended September 30, 2018, policy acquisition costs were $2,785,000 compared to $2,802,000 for the same period in 2017; a decrease of $17,000 or 0.6%. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 18.0% in the third quarter of 2018 compared to 18.1% for the same period in 2017.

General Expenses:
General and administrative expenses totaled $2,404,000 in the third quarter of 2018 compared to $2,398,000 in the third quarter of 2017; a 0.3% increase. General and administrative expenses were virtually unchanged with a slight$6,000 increase in the third quarter of 2018, compared to the same period in 2017.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $567,000 for the three months ended September 30, 2018, compared to $709,000 for the same period in 2017. As a percentage of net premiums earned, insurance taxes, licenses and fees were 3.7% for the three months ended September 30, 2018, compared to 4.6% for the three months ended September 30, 2017. The primary reason for the decline in insurance taxes, licenses and fees in the third quarter of 2018 compared to the third quarter of 2017 was a reduction in state premium taxes due to the utilization of credits on premium taxes in the state of Mississippi.

Interest Expense:
Interest expense for the third quarter of 2018 was $306,000 compared to $320,000 for the same period in 2017. A reduction in total debt outstanding over the past twelve months was the primary factor contributing to the $14,000 decrease.

Income Taxes:
On December 22, 2017, the President signed the TCJA, a comprehensive tax legislation which, among other things, reduced the Company's statutory federal income tax rate from 34% to 21% effective January 1, 2018. For the three-month period ended September 30, 2018, the Company had pretax income of $1,179,000 compared to a pretax loss of $782,000 for the same period in 2017. The $272,000 tax expense for the third quarter of 2018 consisted of current tax expense of $235,000 and deferred tax expense of $37,000. Tax benefit of $225,000 for the third quarter of 2017 consisted of current tax expense of $387,000 and deferred tax benefit of $612,000.

Net Income (Loss):
The Company ended the third quarter of 2018 with net income of $907,000 compared to a net loss of $557,000 for the same period in 2017. As discussed in detail above, the primary reason for the third quarter 2018 net income compared to the third quarter 2017 net loss was a decrease in storm related losses in the current year compared to the same period in 2017.

Nine-month period ended September 30, 2018 compared to nine-month period ended September 30, 2017:

Premium Revenue:
The table below provides earned premium revenue by segment for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,		Percent
(dollars in thousands)	2018	2017	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$3,347	$3,395	(1.4)%
Accident and health insurance	1,427	1,378	3.6%
Gross life, accident and health	4,774	4,773	—%
Reinsurance premium ceded	(70)	(66)	6.1%
Net life, accident and health premiums earned	$4,704	$4,707	(0.1)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$27,792	$27,066	2.7%
Homeowners (Including mobile homeowners)	16,420	17,179	(4.4)%
Other liability	1,628	1,572	3.6%
Gross property and casualty	45,840	45,817	0.1%
Reinsurance premium ceded	(4,780)	(4,686)	2.0%
Net property and casualty premiums earned	$41,060	$41,131	(0.2)%

Consolidated gross premiums earned	$50,614	$50,590	—%
Reinsurance premium ceded	(4,850)	(4,752)	2.1%
Consolidated net premiums earned	$45,764	$45,838	(0.2)%

Consolidated net premium earned was down 0.2% for the nine months ended September 30, 2018, at $45,764,000 compared to $45,838,000 for the nine months ended September 30, 2017; a decrease of $74,000. The decrease in net premium earned was due to a 0.2% decrease in net premium earned in the P&C segment. As mentioned previously, a combination of competitive pressures and the smaller size of the specialty market in which we operate were the primary reasons for the decrease in net premium earned in 2018 compared to 2017.

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

Under the catastrophe reinsurance program in 2018, the Company retains the first $4,000,000 in losses from each event.  Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000

Investment Income:
The table below provides the major categories of investment income for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
Fixed maturities	$2,843	$2,518
Equity securities	61	72
Mortgage loans on real estate	6	7
Investment real estate	2	4
Policy loans	105	96
Company owned life insurance change in surrender value	(133)	95
Other	21	101
	2,905	2,893
Less: Investment expenses	106	98
Net investment income	$2,799	$2,795

For the nine months ended September 30, 2018, net investment income was $2,799,000 compared to $2,795,000 for the same period in 2017; an increase of $4,000. The primary reason for the increase in net investment income in the first nine months of 2018, compared to the same period in 2017, was interest income from our bond portfolio which increased $325,000, totaling $2,843,000 for the nine months ended September 30, 2018 compared to $2,518,000 for the same period last year. Partially offsetting the increase was a $228,000 decline in the value of investments in the cash value of our company owned life insurance in the current year compared to the same period last year.

Realized Investment Gains and Losses:
The table below provides realized investment gains and losses for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
Fixed maturities	$156	$310
Change in fair value of equity securities	57	—
Other, principally real estate	(88)	2
Net realized investment gains (losses)	$125	$312

For the nine months ended September 30, 2018, the Company had net realized capital gains totaling $125,000 compared to net realized capital gains of $312,000 for the same period in 2017. As mentioned previously, in January of 2016, the FASB issued guidance that requires equity investments to be measured at fair value with changes in fair value recognized in net income through investment gains and losses. For us, this guidance became effective January 1, 2018 and is reflected in the table above as an increase in market value of our equity securities of $57,000. In addition, we had a $156,000 gain on fixed income securities. Partially offsetting the gains mentioned above was an $88,000 loss on the sale of real estate in the current year.

Other Income:
Other income was $457,000 for the nine months ended September 30, 2018, compared to $447,000 in 2017. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percentage of total revenue, other income was 0.9% in 2018 and 2017.

Policyholder Benefits:
Policyholder claims were $29,024,000 for the nine months ended September 30, 2018, compared to $34,911,000 for the nine months ended September 30, 2017; a decrease of $5,887,000 or 16.9%. Claims as a percentage of premium earned was 63.4% in 2018 compared to 76.2% in 2017. Policyholder benefits were down due to a decrease in P&C segment claims in the first nine months of 2018 compared to the same period in 2017. The decrease in P&C segment claims were from a $8,426,000 decline in reported catastrophe event losses. However, offsetting the decrease in cat losses was an increase in reported fire claims totaling $1,295,000 in the P&C segment.

The table below provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
Cat event	Reported Losses & LAE	Claim Count	Cat event	Reported Losses & LAE	Claim Count
Cat 1814 (Feb 24-26)	$162	52	Cat 1711 (Jan 1-3)	$800	180
Cat 1817 (Mar 18-20)	1,136	211	Cat 1713 (Jan 18-22)	2,141	370
Cat 1821 (Apr 13-16)	633	146	Cat 1719 (Feb 28-Mar 2)	558	145
Cat 1824 (May 12-16)	145	35	Cat 1720 (Mar 6-9)	128	43
Cat 1827 (May 29-June 1)	251	49	Cat 1721 (Mar 21-22)	306	76
Cat 1835 (June 24-26)	279	47	Cat 1722 (Mar 26-28)	424	75
Cat 1836 (June 28)	415	68	Cat 1724 (Apr 2-3)	774	153
Cat 1840 (July 19-22)	318	60	Cat 1725 (Apr 4-6)	671	165
Cat 1852 (Sept 13-16)	819	243	Cat 1728 (Apr 21-25)	434	68
			Cat 1730 (Apr 28-May 1)	798	179
			Cat 1731 (May 3-5)	504	103
			Cat 1732 (May 8-11)	275	53
			Cat 1733 (May 15-18)	339	53
			Cat 1734 (May 27-28)	633	83
			Cat 1738 (June 16-19)	154	52
			T.S. Cindy (June 21-25)	517	102
			Cat 1742 (Aug 5-8)	120	42
			Cat 1743 (Aug 25-31)	288	73
			Cat 1744 (Sept 11-15)	2,718	832
Misc cats less than $100k	220	80	Misc cats less than $100k	222	51
Total Cat losses	$4,378	991	Total Cat losses	$12,804	2,898

Non-cat wind & hail	$5,111	1,539	Non-cat wind & hail	$4,802	1,311

During the first nine months of 2018, the P&C segment was impacted by 14 catastrophe events producing 991 policyholder claims totaling $4,378,000. Net of tax, these losses reduced 2018 net income by $3,459,000 or $1.37 per share. In comparison, the P&C segment was impacted by 24 catastrophe events from 2,898 claims totaling $12,804,000. Net of tax, 2017 catastrophe losses reduced net income for the nine-month period ended September 30, 2017 by $8,451,000 or $3.36 per share.

The primary reason for the $8,426,000 decrease in reported catastrophe losses, in 2018 compared to 2017, was a significant reduction in the frequency of catastrophe events compared to the prior year. During 2017, the P&C segment was not only impacted by increased frequency of severe thunderstorms with tornado, but was also impacted by Hurricane Irma. Reported losses from Hurricane Irma in 2017 totaling $2,718,000 lead to higher windstorm related claims which negatively impacted underwriting results in the prior year.

For reported claims, the largest catastrophe event to date in 2018 was a severe thunderstorm, tornado and hail event in mid-March that contributed reported losses and LAE totaling $1,136,000 from 211 claims. This cat event accounted for 25.9% of total reported cat losses and LAE during the first nine months of 2018. In addition, reported losses from Hurricane Florence totaled $819,000 from 243 claims and accounted for an additional 18.7% of total reported cat losses and LAE for 2018. In comparison, the largest catastrophe event in 2017 was Hurricane Irma in September that contributed reported losses and LAE totaling $2,718,000 from 832 claims through September 30, 2017. Hurricane Irma accounted for 21.2% of all reported cat losses and LAE during the first nine months of 2017.

Non-catastrophe wind and hail claims reported in the first nine months of 2018 totaled $5,111,000 compared to non-catastrophe wind and hail claims reported in the first nine months of 2017 totaling $4,802,000; an increase of $309,000 or 6.4%. During the first nine months of 2018, the P&C segment had 1,539 non-cat wind and hail claims reported (an average of $3,300 per claim) compared to 1,311 claims reported during the first nine months of 2017 (an average of $3,700 per claim). Non-cat wind and hail claims reported during the first nine months of 2018 accounted for 20.6% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during the first nine months of 2017 accounted for 15.5% of total P&C segment incurred losses and LAE in 2017.
Year to date policyholder benefit payments were down in the property and casualty segment due to a decrease in frequency of reported losses from catastrophe events; however, reported fire losses were up in 2018 compared to 2017. Reported fire losses were up $1,295,000 or 13.1% in 2018 compared to fire losses reported during the first nine months of 2017. The P&C segment had 353 fire losses reported for the nine-month period ended September 30, 2018, totaling $11,150,000 compared to 359 fire claims reported for the same period in 2017 totaling $9,855,000. The average cost per claim was $31,600 for fire losses reported in 2018 compared to $27,500 for fire losses reported in 2017.
Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the nine months ended September 30, 2018, policy acquisition costs were $8,167,000 compared to $8,417,000 for the same period in 2017; a decrease of $250,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 17.8% in the first nine months of 2018 compared to 18.4% for the same period in 2017.

General Expenses:
Year to date general and administrative expenses totaled $7,075,000 in 2018 compared to $6,410,000 in 2017; a 10.4% increase. The primary reason for the $665,000 increase in general and administrative expenses in 2018 compared to 2017 was an increase in actuarial fees associated with rate filings in the P&C segment. In addition, expenses associated with inspection reports were up in the P&C segment in 2018 compared to 2017. We expanded the use of inspection reports in the underwriting process late in the first quarter of 2017 in order to improve the quality of information used in the underwriting process and to reduce cancellations when independent agents fail to submit additional property information such a photographs. The expanded use in the first nine months of 2018 compared to only three months in 2017 was the primary reason for this increase in this expense.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $1,565,000 for the nine months ended September 30, 2018, compared to $1,915,000 for the same period in 2017. As a percentage of net premiums earned, insurance taxes, licenses and fees were 3.4% for the nine months ended September 30, 2018, compared to 4.2% for the nine months ended September 30, 2017. The primary reason for the decrease in taxes, licenses and fees in 2018 compared to 2017 was a premium tax credit recognized in the second quarter of 2018 in the P&C segment totaling $166,000.

Interest Expense:
Interest expense for the first nine months of 2018 was $917,000 compared to $969,000 for the same period in 2017; a decrease of 5.4%. The primary reason for the $52,000 decrease was a reduction in debt outstanding.

Income Taxes:
For the nine-month period ended September 30, 2018, the Company had a pretax income of $2,397,000 compared to pretax loss of $3,230,000 for the same period in 2017. The $562,000 tax expense for 2018 consisted of current tax benefit of $83,000 and deferred tax expense of $645,000. The $1,358,000 tax benefit for 2017 consisted of current tax benefit of $510,000 and deferred tax benefit of $848,000.

Net Income (Loss):
The Company ended the first nine months of 2018 with net income of $1,835,000 compared to a net loss of $1,872,000 for the same period in 2017. The primary factor contributing to the $3,707,000 increase in net income was the decrease in reported losses from cat events in 2018 compared to 2017 as discussed previously.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of September 30, 2018, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,089	$—	$1,089	1.07%
Maturity in 1-5 years	19,620	47	19,667	19.34%
Maturity in 5-10 years	27,204	—	27,204	26.76%
Maturity after 10 years	52,283	1,435	53,718	52.83%
	$100,196	$1,482	$101,678	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some debt securities and principal pay-downs on mortgage backed securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,414,000, or 5.5%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $5,357,000, or 5.5%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At September 30, 2018, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $46,840,000, down $785,000 compared to $47,625,000 at December 31, 2017.  Components of the change in equity were net income of $1,835,000, a decrease in accumulated unrealized gains on fixed maturities of $2,582,000, a net unrealized gain of $265,000 related to interest rate swaps and cash dividends paid totaling $379,000.

As discussed above, changing interest rates can have a significant impact on the market value of fixed maturity investments. Fixed maturity securities classified as available-for-sale increase the liquidity resources of the Company as they can be sold at any time to pay claims or meet other Company obligations. However, these securities are required to be carried at market value with net of tax accumulated unrealized gains and losses directly impacting shareholder's equity. While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 4.2% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $5,154,000 in cash and cash equivalents at September 30, 2018, compared to $9,770,000 at September 30, 2017. Cash provided by operating activities increased cash by $4,974,000 during the nine months ended September 30, 2018. The increase in cash from operating activities was primarily driven by net income from operations. Cash provided by operating activities increased cash by $1,342,000 for the nine months ended September 30, 2017. The increase in cash provided by operating activities in 2017 was primarily related to collections of reinsurance recoverable balances associated with Hurricane Matthew.

Net cash used in investing activities totaled $5,373,000 for the nine months ended September 30, 2018, compared to cash provided of $1,884,000 in 2017. Cash used in investing activities in 2018 primarily consisted of the investment of positive cash flow from operations.

Net cash used in financing activities totaled $1,091,000 for the nine months ended September 30, 2018, compared to $824,000 for the same period last year. During the nine months ended September 30, 2018, the Company repaid $500,000 in short-term debt. The Company maintained a $1,000,000 operating line of credit which matured in September 2018. The Company maintains a $700,000 line of credit which matures in March of 2020. We had $700,000 available on our revolving line of credit at September 30, 2018.

The Company had a total of $14,348,000 of long-term debt outstanding as of September 30, 2018, compared to $14,339,000 at December 31, 2017, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $224,000 and $233,000, respectively.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited consolidated financial statements included in our 2017 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2018 is statutorily limited to $1,646,000 in the life insurance subsidiary and $3,419,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $500,000 dividends from its subsidiaries during the nine months ended September 30, 2018.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,566,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its September 30, 2018 value, the fair value of the Company's common stock investments would decrease by approximately $457,000.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
July 26, 2018	July 26, 2018	Press release, dated July 26, 2018, issued by The National Security Group, Inc.
August 13, 2018	August 13, 2018	Press release, dated August 13, 2018, issued by The National Security Group, Inc.
September 21, 2018	September 21, 2018	Press release, dated September 21, 2018, issued by The National Security Group, Inc.

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

Date: November 13, 2018