Form 10-K
period 2018-12-31
NATIONAL SECURITY GROUP INC
filed 2019-03-15
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2018

or

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

Large accelerated filer    ☐                     Accelerated filer          ☐

Non-accelerated filer  ☐                 Smaller Reporting Company ☑
Emerging Growth Company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised fi nancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $19,777,251.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 15, 2019

Common Stock $1.00 par value	2,527,136 shares

THE NATIONAL SECURITY GROUP, INC.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Definitive proxy statement for the 2019 Annual Meeting of Stockholders to be held May 17, 2019 is incorporated by reference into Part III of this report. The proxy statement will be filed no later than 120 days from December 31, 2018.

2.	Current Report on Form 8-K for event occurring on February 28, 2019 is incorporated into Part IV of this report.

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

The property and casualty subsidiaries of the Company, National Security Fire and Casualty (NSFC), and Omega One Insurance Company (Omega), primarily write personal lines dwelling coverage including dwelling fire and windstorm, homeowners and mobile homeowners lines of insurance in ten states. Property and casualty insurance is the most significant industry segment, accounting for 90.9% of total premium revenues.

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

▪	The Company's financial results are adversely affected by increases in policy claims received by the Company. While a manageable risk, this variance is often unpredictable.

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

The following table indicates allocation of direct premium written by state for the years ended December 31, 2018 and
2017:

State	Percent of Direct Written Premium
	2018		2017
Alabama	$16,261,000	26.65%	$16,966,000	27.59%
Arkansas	1,941,000	3.18%	2,086,000	3.39%
Georgia	9,786,000	16.04%	9,172,000	14.91%
Louisiana	5,178,000	8.49%	6,068,000	9.87%
Mississippi	10,816,000	17.73%	10,808,000	17.58%
Oklahoma	6,828,000	11.19%	6,580,000	10.70%
South Carolina	6,793,000	11.14%	6,477,000	10.53%
Tennessee	3,404,000	5.58%	3,341,000	5.43%
	$61,007,000	100.00%	$61,498,000	100.00%

In general, the property-casualty insurance business involves the transfer by the insured, to an insurance company of all or a portion of certain risks for the payment, by the insured, of a premium to the insurance company. A portion of such risks is often retained by the insured in the form of deductibles, which vary from policy to policy, but are typically in the range of $500 to $1,000 on dwelling property and homeowners lines of business.

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

The following table sets forth the premiums earned (net of reinsurance) during the periods reported for the property and casualty insurance segment:

	Year Ended December 31,
	2018	2017
Net premiums earned:
Fire, allied lines and homeowners	$54,837,000	$55,044,000
Other	—	—
Total net earned premium	$54,837,000	$55,044,000

Property and Casualty Loss Reserves

Our property and casualty insurance subsidiaries are required to maintain reserves to cover their ultimate liability for losses and adjustment expenses. Our staff periodically conducts reviews throughout the year of projected loss development information in order to adjust estimates. The liability for loss and adjustment expense reserves consists of an estimated liability for the ultimate settlement of claims that have been reported as well as an estimate of loss and adjustment expenses for incurred claims that have not yet been reported (IBNR). IBNR estimates are based primarily on historical development patterns using quantitative data generated from statistical information and qualitative analysis of legal developments, economic conditions and development caused by events deemed to be infrequent in occurrence. The reserves are based on an estimate made by management. Management estimates are based on an analysis of historical paid and incurred loss development patterns for the ten prior loss years. Prior year period-to-period loss development factors are applied to latest reported loss reserve estimates in order to estimate the ultimate incurred losses for each given loss year. The amount of loss reserves estimated in excess of current reported case losses are recorded as IBNR reserves.

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

While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2018 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate. Due to the relatively short tail nature of the property and casualty subsidiaries' claim liabilities, the Company does not discount loss reserves for the time value of money. Dollar amounts in the following table are in thousands.

Gross unpaid losses per		2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Consolidated Balance Sheet		$14,436	$12,646	$13,184	$14,386	$11,214	$8,734	$8,321	$9,645	$7,530	$7,075	$8,208
Ceded reserves		(2,421)	(549)	(1,329)	(2,381)	(1,229)	(782)	(839)	(1,381)	(1,184)	(327)	(1,384)
Net unpaid losses		$12,015	$12,097	$11,855	$12,005	$9,985	$7,952	$7,482	$8,264	$6,346	$6,748	$6,824
Cumulative net payments:	1 year later	$5,636	$5,349	$5,738	$4,035	$4,827	$2,900	$2,990	$4,482	$2,950	$3,069
	2 years later	6,350	6,305	7,239	5,346	6,670	3,539	3,503	4,839	3,364
	3 years later	6,725	6,764	7,841	6,483	7,426	3,782	3,863	5,007
	4 years later	6,980	7,244	8,382	7,001	7,496	3,910	4,113
	5 years later	7,295	7,701	8,419	7,001	7,536	4,085
	6 years later	7,390	7,725	8,433	7,060	7,572
	7 years later	7,406	7,743	8,453	7,108
	8 years later	7,509	7,746	8,452
	9 years later	7,512	7,746
	10 years later	7,512
Net Liability re-estimated:	1 year later	9,438	8,621	11,443	9,606	9,354	6,698	5,597	6,333	4,495	5,060
	2 years later	7,916	8,869	11,064	8,439	9,360	5,185	4,559	5,756	4,642
	3 years later	8,179	9,033	9,725	8,500	8,483	4,348	4,605	5,916
	4 years later	8,514	8,418	9,178	7,661	7,700	4,460	4,428
	5 years later	7,855	8,064	8,854	7,091	7,683	4,365
	6 years later	7,641	8,092	8,453	7,157	7,592
	7 years later	7,707	7,762	8,457	7,124
	8 years later	7,528	7,750	8,452
	9 years later	7,516	7,746
	10 years later	7,512
Net cumulative redundancy (deficiency)		$4,503	$4,351	$3,403	$4,881	$2,393	$3,587	$3,054	$2,348	$1,704	$1,688
Our reported results, financial position and liquidity could be affected by changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

	For The Years Ended December 31,
	2018		2017
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
*Loss and LAE reserves are in thousands
(10.0)%	$7,387	1.79%	$6,368	1.48%
(7.5)%	7,592	1.34%	6,544	1.11%
(5.0)%	7,798	0.89%	6,721	0.74%
(2.5)%	8,003	0.45%	6,898	0.37%
Reported	8,208	—%	7,075	—%
2.5%	8,413	(0.45)%	7,252	(0.37)%
5.0%	8,618	(0.89)%	7,429	(0.74)%
7.5%	8,824	(1.34)%	7,606	(1.11)%
10.0%	9,029	(1.79)%	7,782	(1.48)%

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

The following table indicates NSIC's percentage of direct premiums collected by state for the two years ended December 31, 2018 and 2017:

State	Percentage of Total Direct Premiums
	2018		2017
Alabama	$3,538,000	57.37%	$3,616,000	57.96%
Florida	62,000	1.01%	60,000	0.96%
Georgia	1,316,000	21.34%	1,319,000	21.14%
Mississippi	590,000	9.57%	615,000	9.86%
South Carolina	419,000	6.79%	415,000	6.65%
Tennessee	50,000	0.81%	37,000	0.59%
Texas	192,000	3.11%	177,000	2.84%
	$6,167,000	100.00%	$6,239,000	100.00%

NSIC has two primary methods of distribution of insurance products: independent agents and home service (career) agents.  The independent agent distribution method accounts for 66.9% of total premium revenue in the life insurance segment. Approximately 200 of the Company's independent agents produced new business during 2018. The home service distribution method of life insurance products accounts for 28.2% of total premium revenue in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent.  The Company employed three career agents and one regional manager as of December 31, 2018. The remaining 4.9% of premium revenue consists of the following:  a book of business acquired from a state guaranty association in 2000 (0.1%), premium generated through direct sales of school accident insurance (4.4%), and other miscellaneous business serviced directly through the home office (0.4%).

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

The following table displays a schedule of 2018 life segment premium produced by product and distribution method:

Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$43,000	$—	$32,000
Ordinary	1,437,000	2,588,000	21,000
Group Life	—	9,000	63,000
A&H Group	—	105,000	158,000
A&H Other	215,000	1,329,000	19,000
Total Premium by Distribution Method	$1,695,000	$4,031,000	$293,000

The following table sets forth certain information with respect to the development of Life segment business:

	Year ended December 31,
	2018	2017
Life insurance in force at end of period:
Ordinary-whole life	$164,231,000	$166,112,000
Term life	23,243,000	24,483,000
Industrial life	15,735,000	16,231,000
	$203,209,000	$206,826,000
Life insurance issued:
Ordinary-whole life	$16,742,000	$20,957,000
	$16,742,000	$20,957,000
Net premiums earned:
Life insurance	$4,193,000	$4,291,000
Accident and health insurance	1,826,000	1,828,000
	$6,019,000	$6,119,000
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

Investments
A significant percentage of the total income for the Company is tied to the performance of our investments. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations, along with our capital, are invested to generate investment income while held by the Company. Our investment income is comprised primarily of interest and dividend income on fixed maturity securities and equity securities along with capital gains/losses generated by these investment securities. At December 31, 2018, cash and investments comprise 82% of total assets, and investment income (including realized losses) comprises 5.5% of total revenue evidencing the significant impact investments can have on financial results. Because our insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The Company's investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

Marketing and Distribution
As mentioned earlier in this report, NSIC products are marketed through a field force of agents who are employees of the Life Company and through a network of independent agents. The Company's use of independent agents is expected to be more cost effective in the long term and has become our primary method of distribution. In an effort to boost productivity and better educate agents on the products and services of NSIC, we have field marketing representatives that travel throughout our service areas holding training sessions for agents.

P&C products are marketed through a network of independent agents and brokers, who are independent contractors and generally maintain relationships with one or more competing insurance companies. NSFC employs field marketing representatives who visit in the offices of our independent agents regularly to give the agents opportunities for feedback. Our NSFC marketing representatives also host training seminars throughout our service areas. The goal of these seminars is to educate the independent agent sales force about our products and services.

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by the Life segment in 2018 averaged approximately 10.4% of premiums and are generally higher for new business production and decline each year at subsequent renewals. Commission rates paid by the P&C segment in 2018 averaged approximately 15% of premiums on both new and renewal business. During 2018, no independent agent, accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. The net earned premium from the largest general agent totaled $4,818,000 or 8.8% of total P&C segment net earned premium. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2018, NSIC employed three career agents and one regional manager. NSIC also had approximately 200 independent agents actively producing new business in seven states. At December 31, 2018, NSFC had contracts with approximately 1,700 independent agencies in eight states.

Competition
In both of our insurance segments, we operate in a very competitive environment. There are numerous insurance companies competing in the various states in which we offer our products. Many of the companies with which we compete are much larger, have significantly larger volumes of business, offer much broader ranges of products and have more significant financial resources than we do. We compete directly with many of these companies, not only in the sale of products to consumers, but also in the recruitment and retention of qualified agents. We believe the main areas in which a smaller company, like us, can compete is in the areas of providing niche products in under-served areas of the insurance market at competitive prices while providing excellent service to our agents and policyholders during the entire insurance product life cycle from policy issuance to final payment of a claim. We pride ourselves on being accessible to our independent agent force and maintain a presence through the efforts of a field marketing staff and easy access to home office staff. We believe we have made significant advancements in developing a competitive advantage for our niche products. We also have longstanding relationships with many of our agents. We believe we compete effectively within the markets we serve and continue to evolve our processes and procedures in order to garner further competitive advantages.

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

Regulation
Our insurance subsidiaries are directly regulated by the insurance department in our state of domicile, Alabama. We are subject to the Alabama Insurance Holding Company System Regulatory Act and report to the Alabama Department of Insurance. Consequently, we are subject to periodic examination and regulation under Alabama Insurance Laws. We underwent our latest periodic regulatory examination which concluded in 2015 with no material issues noted and no financial adjustments made as a result of the examination. The Alabama Department of Insurance is expected to commence a periodic examination of our insurance subsidiaries in 2019.

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

Our insurance subsidiaries are subject to various statutory restrictions and limitations relating to the payment of dividends or distributions to stockholders. The restrictions are generally based on certain levels of surplus, net income or operating income as determined by statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends made within the preceding 12 months, do not exceed the greater of (1) 10% of statutory surplus as of the end of the preceding year or (2) for property and casualty insurers, statutory net income for the preceding year or for life companies, statutory net gain from operations for the preceding year. Dividends in excess of the restricted amounts are payable only after obtaining expressed regulatory approval. Future dividends from the insurance subsidiaries may be limited by business or regulatory considerations. The Company relies insurance subsidiary dividends to fund stockholder dividends and for payment of most operating expenses of the holding company, including interest and principal payments on debt. Further discussion of dividend payment capacity of subsidiaries can be found in Note 12 of the Consolidated Financial Statements included herein.

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer's assets, including investments and an insurer's liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company's total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2018, each subsidiary exceeds any levels that would require regulatory actions.

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

Demotech Rating
The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On September 30, 2018, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega

Employees
The Company itself has no management or operational employees. Instead, all human resource activities are within the subsidiary National Security Insurance Company. NSIC employed 81 staff members as of December 31, 2018, none of which were represented by a labor union. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with National Security Insurance Company whereby the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. We consider our employee relations to be good.

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

During 2018, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2018 and 2017. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2018 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed.

The property and casualty subsidiaries utilize our actual in force policy data modeled applying two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Based on modeling results utilized in 2018 and 2017, the Company was reinsured at approximately a 250 year event level. While this estimate is subject to some uncertainty and model risk, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

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

Reserve Liabilities
NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2018, the total reserves of NSIC (consisting of reserves for accident and health insurance) were approximately $37,474,000. We believe, based on current available information, reserves for future policy benefits are adequate. However, we are currently in a period of persistent and historically low interest rates. Should this period of low rates be sustained over the long term, it can impair our ability to make sufficient returns to cover future policy liabilities. Also, should actual mortality, morbidity, expense or withdrawal assumption differ materially from assumptions, our operating results could be negatively impacted.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2018, the property and casualty subsidiaries had reserves for unpaid claims of approximately $8,208,000, before subtracting unpaid claims due from reinsurers of $1,384,000, leaving net unpaid claims of $6,824,000. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2018 or 2017. The Company believes, based on current available information, such reserves are adequate to provide for settlement of claims.

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

Technology and Cyber Security
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

The following table sets forth the high and low sales prices per share, as reported by NASDAQ, during the period indicated:

	Stock Closing Prices
	2018		2017
	High	Low	High	Low
First Quarter	$17.17	$15.20	$17.57	$14.35
Second Quarter	$16.75	$15.45	$16.59	$13.81
Third Quarter	$17.24	$13.52	$14.74	$11.81
Fourth Quarter	$14.75	$12.00	$16.40	$12.18

Shareholders
The number of shareholders of the Company's common stock was approximately 1,200 and the Company had 2,527,136 shares of common stock outstanding on March 15, 2019.

Dividends
The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

	Dividends Per Share
	2018	2017
First Quarter	$0.05	$0.05
Second Quarter	$0.05	$0.05
Third Quarter	$0.05	$0.05
Fourth Quarter	$0.05	$0.05

Discussion regarding dividend restrictions may be found on page 40 of the Managements' Discussion and Analysis as well as in Note 12 of the Consolidated Financial Statements.

The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions. Total shareholder dividends paid in 2018 totaled $505,000.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	139,464
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	139,464

Item 6. Selected Financial Data
Under smaller reporting company rules we are not required to disclose information required under Item 6. However, in order to provide information to our investors, we have elected to provide certain selected financial data.

Five-Year Financial Information (dollars in thousands, except per share)

Selected Financial Data:	2018	2017	2016	2015	2014
Net premiums written	$60,717	$61,388	$61,525	$60,389	$58,204
Net premiums earned	$60,856	$61,163	$61,398	$59,462	$56,653
Net investment income	3,567	3,647	3,892	3,462	3,823
Net investment gains (losses)	(178)	234	998	503	100
Other income	612	596	605	623	3,816
Total revenues	$64,857	$65,640	$66,893	$64,050	$64,392

Net income (loss)	$779	$(1,203)	$3,063	$4,697	$7,616
Comprehensive income (loss)	$(1,330)	$1	$3,545	$2,450	$9,452
Total assets	$144,231	$146,438	$148,579	$147,841	$144,865
Total debt outstanding	$14,352	$15,639	$17,126	$17,957	$19,572
Total shareholders' equity	$45,866	$47,625	$48,052	$44,883	$42,757
Shares outstanding (at year end, in thousands)	2,527	2,522	2,517	2,512	2,507

Key measures:
Return on average equity	1.67%	(2.51)%	6.59%	10.72%	19.98%
Yield on investments, before tax	3.1%	3.2%	3.4%	3.1%	3.6%
Debt to equity	31.3%	32.8%	35.6%	40.0%	45.8%
US GAAP combined ratio (P&C Segment)	102.4%	102.3%	94.6%	91.0%	87.4%
P&C Catastrophe losses, net	$18,516	$14,280	$9,742	$5,373	$2,628
Catastrophe loss impact on combined ratio (percentage points)	16.66	25.67	17.47	10.11	5.23

Per share data:
Book value	$18.15	$18.88	$19.09	$17.87	$17.05
Net income (loss)	$0.31	$(0.48)	$1.22	$1.87	$3.04
Dividends paid	$0.20	$0.20	$0.18	$0.16	$0.12

Quarterly Information:	Premiums	Investment & Other Income	Investment Gains (Losses)	Claims and Benefit Payments	Net Income (Loss)	Net Income (Loss) Per Share
2018
First Quarter	$15,059	$942	$(125)	$9,427	$471	$0.19
Second Quarter	15,260	1,146	(203)	9,772	457	0.18
Third Quarter	15,445	1,168	453	9,825	907	0.36
Fourth Quarter	15,092	923	(303)	11,385	(1,056)	(0.42)
	$60,856	$4,179	$(178)	$40,409	$779	$0.31

2017
First Quarter	$15,040	$1,078	$160	$11,146	$(316)	$(0.13)
Second Quarter	15,331	1,075	77	12,581	(999)	(0.39)
Third Quarter	15,467	1,089	75	11,184	(557)	(0.22)
Fourth Quarter	15,325	1,001	(78)	7,958	669	0.26
	$61,163	$4,243	$234	$42,869	$(1,203)	$(0.48)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the two year period ended December 31, 2018.

The National Security Group, Inc. operates in ten states with 46.7% of total premium revenue generated in the states of Alabama and Mississippi.  The Company is made up of the following two segments:

•
The Property and Casualty (P&C) segment is the most significant segment, accounting for 90.9% of gross earned premium in 2018.  The P&C segment has insurance in-force in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•
The Life segment accounted for 9.1% of gross premium revenue in 2018. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On September 30, 2018, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

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

A primary process management utilizes to review financial information of the Company is evaluating the operating performance of each segment before intercompany eliminations. By performing the evaluation in this manner, management can assess the profitability of each segment on a standalone basis. We have altered the presentation of our Management Discussion and Analysis related to industry segment data to provide pretax income income by segment before eliminations. We have restated prior year to follow the same format. Note 15 to the consolidated financial statements in this Form 10-K contains a reconciliation of net income by segment before eliminations to consolidated net income.

This discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included in this Form 10-K. Please refer to our note regarding forward-looking statements on pages 4-5 of this report.

In order to present information as analyzed by Company management, industry segment data in this Management Discussion and Analysis is presented before certain intercompany eliminations. These intercompany eliminations, which are presented in Note 15 to the Consolidated Financial Statements, primarily include management and service fees paid by each subsidiary to NSEC, along with fees and expenses of the Company's employee claims adjusters. Claims adjusters are employees of NSIC but provide claim adjustment services to NSFC at rates comparable to those paid to independent (non-employee) adjusters utilized by NSFC. Management believes that the analysis of segment information prior to elimination of the intercompany transactions provides a more realistic view of performance relative to subsidiary capital allocation and product pricing strategies. While segment data is presented prior to intercompany eliminations, all intercompany transactions are eliminated in all Consolidated Financial Statements and other consolidated financial information presented in accordance with accounting principles generally accepted in the United States (GAAP).

Information in this discussion is presented in whole dollars rounded to the nearest thousand. Tabular amounts are presented in thousands.

Summary:
For the year ended December 31, 2018, net income for the Company totaled $779,000, $0.31 income per share, compared to a net loss of $1,203,000, $0.48 loss per share, for the year ended December 31, 2017; a year over year increase of $1,982,000. While the Company ended 2018 with net income from operations, results for 2018 were negatively impacted by Hurricane Michael. On October 10, 2018, Hurricane Michael made landfall in the panhandle of Florida, as a Category 4 storm. Hurricane Michael primarily impacted our policyholders in Georgia; but also affected policyholders in Alabama and South Carolina. The losses incurred from Hurricane Michael reduced fourth quarter net income by $3,160,000.

Results for 2017 were negatively impacted by Hurricane Irma coupled with an active spring storm season. During September 2017, Hurricane Irma made landfall in the Florida Keys as a Category 4 storm. After moving through the Florida peninsula, Hurricane Irma impacted our policyholders in Alabama, Georgia, South Carolina and Tennessee. Georgia was the primary state in our coverage area impacted by Hurricane Irma. Also adversely impacting 2017 earnings was a fourth quarter charge to income tax expense of $803,000 from the net impact of recognition and revaluation of deferred tax assets and liabilities due to enactment of the Tax Cuts and Jobs Act (TCJA).

Financial results for the year ended December 31, 2018 and 2017 were as follows:

Consolidated Financial Summary	Year ended December 31,
(dollars in thousands, except per share)	2018	2017
Gross premiums written	$67,174	$67,737
Net premiums written	$60,717	$61,388

Net premiums earned	$60,856	$61,163
Net investment income	3,567	3,647
Investment gains (losses)	(178)	234
Other income	612	596
Total Revenues	64,857	65,640
Policyholder benefits and settlement expenses	40,409	42,869
Amortization of deferred policy acquisition costs	3,597	3,589
Commissions	7,555	7,723
General and administrative expenses	8,839	8,821
Taxes, licenses and fees	2,157	2,445
Interest expense	1,235	1,307
Total Benefits, Losses and Expenses	63,792	66,754
Income (Loss) Before Income Taxes	1,065	(1,114)
Income tax expense	286	89
Net Income (Loss)	$779	$(1,203)
Income (Loss) Per Common Share	$0.31	$(0.48)
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$779	$(1,203)
Income tax expense	286	89
Investment (gains) losses, net	178	(234)
Pretax Income (Loss) From Operations	$1,243	$(1,348)

Premium Revenue:
For the year ended December 31, 2018, net premiums earned were down $307,000 at $60,856,000 compared to $61,163,000 in 2017. The decrease in premium revenue was primarily driven by a decline in net earned premium in the P&C segment of $207,000. This decline was primarily attributable to a decrease in our surplus lines business in coastal Louisiana.

Investment Gains (Losses):
In 2018, due to a change in GAAP, unrealized gains and losses on equity investments are required to be reported as a component of investment gains/losses on the statement of operations. These amounts were previously reported as a component of Other Comprehensive Income. For the year ended December 31, 2018, investment losses include a $203,000 decrease in accumulated gains on equity securities held for investment. This decrease in accumulated gains was driven by an overall decline in stock market values experienced late in the fourth quarter of 2018.

Net Income (Loss):
For the year ended December 31, 2018, the Company had net income of $779,000, $0.31 income per share, compared to a net loss of $1,203,000, $0.48 loss per share, for the same period in 2017. The primary reason for the increase in 2018 year to date earnings compared to 2017 was the reduction in retained catastrophe losses over the twelve month period in 2018. Also, results in 2017 were adversely impacted by an increase in income tax expense due to revaluation of deferred tax assets under the Tax Cuts and Jobs Act (TCJA). Retained catastrophe losses were down $5,142,000 in 2018 compared to 2017. In addition, we had a fourth quarter 2017 charge to income tax expense of $803,000 from the net impact of recognition and revaluation of deferred tax assets and liabilities due to enactment of the TCJA.

Pretax Income (Loss) from Operations:
For the year ended December 31, 2018, our pretax income from operations was $1,243,000 compared to a pretax loss from operations of $1,348,000 for the year ended December 31, 2017; an improvement of $2,591,000. The primary reason for the pretax income from operations in 2018 compared to the pretax loss from operations in the prior year was a decrease in the frequency and severity of catastrophe related claims in the P&C segment. While our P&C segment was impacted by Hurricane Michael in the fourth quarter of 2018 and Hurricane Irma in the third quarter of 2017, our property and casualty subsidiary was also impacted by numerous tornado and severe thunderstorm related catastrophe events in the first half of 2017. The reduction in non-hurricane cat events in 2018 compared to the prior year was the primary reason for the decrease in claims and improvement in pretax income from operations.

P&C Segment Combined Ratio:
For the year ended December 31, 2018, the P&C segment had a GAAP combined ratio of 102.4%. Reported claims from Hurricane Michael coupled with reported claims from Hurricane Florence and 17 additional severe weather events in 2018 totaled $9,138,000 (net of reinsurance recoveries) and increased the P&C segment combined ratio by 16.7 percentage points. In comparison, for the year ended December 31, 2017, the P&C segment had a GAAP combined ratio of 102.3%. Reported claims from Hurricane Irma and 25 additional severe weather events in 2017 totaled $14,280,000 and increased the P&C segment combined ratio by 25.7 percentage points. Partially offsetting the 2018 decrease in catastrophe losses was an increase in fire related losses compared to the prior year.

Overview - Balance Sheet highlights at December 31, 2018 compared to December 31, 2017

Selected Balance Sheet Highlights	December 31, 2018	December 31, 2017
(dollars in thousands)
Invested Assets	$112,690	$114,731
Cash	$5,676	$6,644
Total Assets	$144,231	$146,438
Policy Liabilities	$77,988	$76,674
Total Debt	$14,352	$15,639
Accumulated Other Comprehensive (Loss) Income	$(1,570)	$2,646
Shareholders' Equity	$45,866	$47,625
Book Value Per Share	$18.15	$18.88

Invested Assets:
Invested assets as of December 31, 2018 were $112,690,000 compared to $114,731,000 as of December 31, 2017. The primary reason for the decline in invested assets was the increase in market interest rates which reduced the market value of our bond portfolio held for sale by $3,043,000.

Cash:
The Company, primarily through its insurance subsidiaries, had $5,676,000 in cash and cash equivalents at December 31, 2018, compared to $6,644,000 at December 31, 2017. The moderate decline in cash for 2018 was primarily due to payment of claims from Hurricane Michael which occurred in the fourth quarter of 2018.

Total Assets:
Total assets as of December 31, 2018 were $144,231,000 compared to $146,438,000 at December 31, 2017. Asset growth in 2018 was hindered by losses from Hurricane Michael along with a decrease in value of our bond portfolio investments due to increases in market interest rates.

Policy Liabilities:
Policy liabilities were $77,988,000 at December 31, 2018, compared to $76,674,000 at December 31, 2017; an increase of $1,314,000 or 1.7%. The primary reason for the increase in policy liabilities in 2018 compared to the same period last year was a $1,133,000 increase in P&C segment loss reserves.

Debt Outstanding:
Total debt at December 31, 2018 was $14,352,000 compared to $15,639,000 at December 31, 2017. Debt was reduced $1,287,000 during 2018 primarily from the reduction of long-term debt in our holding company. The improvement of balance sheet strength through both capital growth and reduction of debt continues to be a primary focus of management.

Shareholders' Equity:
Shareholders' equity as of December 31, 2018 was $45,866,000, down $1,759,000 compared to December 31, 2017 Shareholders' equity of $47,625,000. Book value per share was $18.15 at December 31, 2018, compared to $18.88 per share at December 31, 2017, a decrease of $0.73 per share. The primary factors contributing to the decrease in both book value per share and Shareholders' equity were an accumulated other comprehensive loss of $2,109,000, shareholder dividends of $505,000 and new shares issued under our director compensation plan which totaled $76,000. Partially offsetting these factors was net income of $779,000. The accumulated other comprehensive loss was largely driven by a $2,404,000 net of tax decline in market values in our bond portfolio due to an increase in market interest rates.

Industry Segment Data
Net earned premium revenues for The National Security Group's two operating segments (Life segment, Property and Casualty segment) are summarized as follows (amounts in thousands):

(dollars in thousands)	2018	%	2017	%
Life, accident and health insurance	$6,019	9.9%	$6,119	10.0%
Property and casualty insurance	54,837	90.1%	55,044	90.0%
	$60,856	100.0%	$61,163	100.0%

The property and casualty segment composed 90.1% of total net earned premium revenue in 2018 compared to 90.0% in 2017. Through the P&C segment, we offer primarily dwelling fire and homeowners insurance coverage to our customers. The life segment composed 9.9% of net earned premium revenue in 2018 compared to 10.0% in 2017 with revenue produced from life, accident and supplemental health insurance products. While reading this discussion regarding segment information, reference is made to Note 15 to the Consolidated Financial Statements which provides additional segment related information.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses and interest expense) associated with the insurance holding company.

Life and Accident and Health Insurance Operations:
Premium revenues and operating income for the life segment for the year ended December 31, 2018 and 2017 are summarized below (amounts in thousands):

(dollars in thousands)	2018	2017
REVENUE
Net premiums earned	$6,019	$6,119
Net investment income	2,722	2,551
Net investment gains (losses)	(78)	71
Other income	1,078	1,045
Total Revenues	$9,741	$9,786
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	$5,242	$5,045
Amortization of deferred policy acquisition costs	838	812
Commissions	288	343
General and administrative expenses	2,111	1,929
Insurance taxes, licenses and fees	220	208
Interest expense	48	73
Total Expenses	$8,747	$8,410
INCOME BEFORE INCOME TAXES	$994	$1,376

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017:
Net earned premium revenue in the life segment was $6,019,000 at December 31, 2018 compared to $6,119,000 at December 31, 2017; a decrease of 1.6%.  The $100,000 decrease in net earned premium revenue was primarily due to a decline in new business production in both the traditional life and supplemental accident and health insurance products offered in NSIC.

The table below provides the major categories of investment income for the year ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Fixed maturities	$2,108	$1,942
Equity securities	37	32
Mortgage loans on real estate	8	9
Investment real estate	543	544
Policy loans	141	130
Other	1	18
	2,838	2,675
Less: Investment expenses	116	124
Net investment income	$2,722	$2,551

While NSIC composes only 9.9% of premium revenue, the segment makes up 41.2% of consolidated assets. The majority of these assets consist of fixed maturity investments. Net investment income was up $171,000 or 6.7% at $2,722,000 for the year ended December 31, 2018 compared to $2,551,000 for the same period last year. A combination of increased investment in fixed income securities due to positive cash flow from operations and the recent rise in interest rates was the primary factor contributing to the increase in investment income.

The table below provides investment gains and losses for the year ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Fixed maturities	$96	$(105)
Equity securities	—	174
Change in fair value of equity securities	(87)	—
Other, principally real estate	(71)	2
Other-than-temporary impairments	(16)	—
Net investment gains (losses)	$(78)	$71

NSIC ended 2018 with net investment losses of $78,000 compared to net investment gains of $71,000 for the same period in 2017. Investment gains and losses are highly dependent on several factors including market conditions, tax position and liquidity needs of the Company and can vary significantly from period to period. In 2018, due to a change in GAAP, increases and decreases in accumulated gains/losses on equity investments held for investment are required to be reported as a component of investment gains/losses on the income statement. These amounts were previously reported as a component of Other Comprehensive Income. For the year ended December 31, 2018, life segment investment losses include a $71,000 decrease in accumulated gains on equity securities held for investment. This decrease in accumulated gains was driven by an overall decline in stock market values experienced late in the fourth quarter of 2018. The net investment gains in 2017, were primarily from the disposition of available-for-sale investments.

Other income was $1,078,000 in 2018 compared to $1,045,000 for the same period in 2017; an increase of $33,000. Other income consists primarily of adjuster fees paid to NSIC from the P&C segment and rent from affiliates which is eliminated upon consolidation. As a percent of net earned premium, other income was 17.9% in 2018 and 17.1% in 2017.

Claims were $5,242,000 through December 31, 2018 compared to $5,045,000 through December 31, 2017; an increase of $197,000 or 3.9%. NSIC experienced a moderate increase in life insurance claims in 2018 compared to the same period last year due to an increase in both ordinary life and industrial life related claims.

Deferred policy acquisition cost amortization and commission expenses decreased $29,000 for the year ended December 31, 2018 at $1,126,000 compared to $1,155,000 for the same period in 2017; a decline of 2.5%. As a percent of net premiums earned, policy acquisition cost amortization and commission expense was 18.7% in 2018 compared to 18.9% in 2017. A decline in the rate of new business production was the primary reason for the decline in commission expenses.

General and administrative expenses were $2,111,000 in 2018 compared to $1,929,000 in 2017. As a percent of earned premium, general and administrative expenses were 35.1% and 31.5% at December 31, 2018 and 2017, respectively. The most significant factor contributing to the change in general and administrative was expenses was the reversal of a bonus accrual which reduced general and administrative expenses in 2017.

For the year ended December 31, 2018 and 2017, insurance taxes, licenses and fees were $220,000 and $208,000, respectively. As a percent of earned premium, insurance taxes, licenses and fees were comparable at 3.7% in 2018 and 3.4% in 2017.

Interest expense was $48,000 for the year ended December 31, 2018 compared to $73,000 for the year ended December 31, 2017. Interest expense is related to our life insurance policies which contain a savings account component. The primary reason for the $25,000 decrease in interest expense, in 2018 compared to 2017, was a reduction in the minimum interest rate required to be paid to policyholders from 5% to 3%.

For the year ended December 31, 2018, the life segment had pretax income of $994,000 compared to a pretax income of $1,376,000 for the same period in 2017. The increase in claims and general and administrative expenses were the primary factors contributing to the decline in pretax income.

Property & Casualty Operations:
Premium revenues and operating income for the P&C segment for the year ended December 31, 2018 and 2017 are summarized below:

(dollars in thousands)	2018	2017
REVENUE
Net premiums earned	$54,837	$55,044
Net investment income	1,330	1,571
Net investment gains (losses)	(100)	163
Other income	609	592
Total Revenues	$56,676	$57,370
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	$35,735	$38,391
Amortization of deferred policy acquisition costs	2,759	2,777
Commissions	7,267	7,380
General and administrative expenses	8,472	8,087
Insurance taxes, licenses and fees	1,937	2,237
Total Expenses	$56,170	$58,872
INCOME (LOSS) BEFORE INCOME TAXES	$506	$(1,502)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017:
Premium revenue in the P&C segment is primarily driven by our dwelling fire and homeowner lines of business. The following table provides premiums earned by line of business:

(dollars in thousands)	2018		2017
Line of Business	Premium Earned	% of NPE	Premium Earned	% of NPE	2018 Increase (Decrease) over 2017
Dwelling Fire/Allied Lines	$39,412	71.9%	$38,485	69.9%	2.4%
Homeowners	21,801	39.7%	22,831	41.5%	(4.5)%
Catastrophe Reinsurance Premium Ceded	(6,376)	(11.6)%	(6,272)	(11.4)%	1.7%
Net Premium Earned	$54,837	100.0%	$55,044	100.0%	(0.4)%

Property and casualty segment net premium earned for 2018 was $54,837,000 compared to 55,044,000 for the same period in 2017. The primary reason for the moderate decline in 2018 compared to 2017 was a 4.5% decrease in gross premium revenue in our homeowners program primarily driven by a reduction in premium revenue in coastal Louisiana. An increase in catastrophe reinsurance cost (ceded premium) of 1.7% also contributed to our 0.4% decrease in net premium earned.

The primary source of premium revenue growth in the P&C segment was in our non-coastal states; primarily the states of Georgia and Oklahoma. Premium revenue in Georgia increased 8.0% in 2018 with policy counts up 3.7% compared to December 31, 2017. Increased rates were implemented in Georgia, along with growth in policy count, which lead to the year over year increase in premium revenue in the state. In addition, Oklahoma premium revenue increased 4.1% in 2018, with policy counts up 3.7%. An increase in new business production coupled with the implementation of increased rates were the primary reasons for the increase in premium revenue in Oklahoma in 2018 compared to the same period last year. We expect to continue to look for opportunities to increase premium revenue in non-coastal and less hurricane prone regions of the states in which we operate in order to create more geographic diversification and seek appropriate risk adjusted rates in coastal areas.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. Our per event catastrophe retention remained unchanged at $4 million in 2018 and we maintain catastrophe reinsurance coverage with an upper limit of $72.5 million. Our catastrophe reinsurance also covers the cost of a second event up to the same $72.5 million upper limit, again with a $4 million retention.

Under the catastrophe reinsurance program in 2018, the Company retained the first $4,000,000 in losses from each event.  Reinsurance coverage for 2018 was maintained in three layers as follows:

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

The following table provides severe thunderstorm and hurricane single event model estimates for a range of return periods based on a blended view of the RMS and AIR long-term models utilizing our actual in-force P&C segment policy data as of August 31, 2018:

		Gross Losses		Net Losses [1]		Net Losses as a Percent Equity [2]
Loss Return Period	Yearly Probability of Exceeding	Severe Thunderstorm	Hurricane	Severe Thunderstorm	Hurricane	Severe Thunderstorm	Hurricane
20 Years	5%	$3,143	$16,833	$2,483	$3,160	5.41%	6.89%
50 Years	2%	$4,708	$30,128	$3,160	$3,160	6.89%	6.89%
100 Years	1%	$6,096	$42,765	$3,160	$3,160	6.89%	6.89%
250 Years	0.4%	$8,448	$63,604	$3,160	$3,160	6.89%	6.89%
500 Years	0.2%	$10,811	$79,525	$3,160	$8,710	6.89%	18.99%
1 - Net losses are net of reinsurance and after a 21% Federal income tax benefit.
2 - Equity as of December 31, 2017

In 2018, the P&C segment was impacted by Hurricane Michael which exceeded our $4 million catastrophe reinsurance retention. The P&C segment was also impacted, in 2018, by 18 smaller catastrophe events that individually did not exceed our catastrophe reinsurance retention; but contributed incurred losses totaling $5,138,000. In 2017, we incurred losses from 26 catastrophe events totaling $14,280,000 with none exceeding our reinsurance retention. This lead to a record year for retained catastrophe losses for the Company and adversely impacted our 2017 underwriting results. While we have sought reinsurance coverage to reduce the impact of smaller serial events, it has been challenging to obtain cost effective coverage and structure. However, through improvement in our rate structure and implementation of more adequate risk adjusted rates over the past five years, we are able to limit the adverse impact of catastrophe losses on our capital position.

Additional details regarding the structure of our 2018 catastrophe reinsurance program can be found in Note 10 to the Consolidated Financial Statements.

The table below provides the major categories of investment income for the year ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Fixed maturities	$1,663	$1,389
Equity securities	47	45
Company owned life insurance change in surrender value	(374)	110
Other	23	56
	1,359	1,600
Less: Investment expenses	29	29
Net investment income	$1,330	$1,571

Net investment income totaled $1,330,000 in 2018 compared to $1,571,000 in 2017; a decrease of $241,000. The primary reason for the decrease in net investment income was a $374,000 decline in the value of investments in the cash value of our company owned life insurance in the current year compared to the same period last year.

The table below provides investment gains and losses for the year ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Fixed maturities	$32	$163
Change in fair value of equity securities	(132)	—
Net investment gains (losses)	$(100)	$163

The P&C segment ended 2018 with capital losses of $100,000, compared to capital gains totaling $163,000 for the same period in 2017; a decrease of $263,000. Investment gains and losses are highly dependent on several factors including market conditions, tax position and liquidity needs of the Company and can vary significantly from period to period. In 2018, due to a change in GAAP, unrealized gains and losses on equity investments are required to be reported as a component of investment gains/losses on the income statement. These amounts were previously reported as a component of Other Comprehensive Income. For the year ended December 31, 2018, P&C segment investment losses include a $132,000 decrease in accumulated gains on equity securities held for investment. This decrease in accumulated gains was driven by an overall decline in stock market values experienced late in the fourth quarter of 2018. There were no net investment gains in 2017.

Other income was $609,000 in 2018 compared to $592,000 for the same period in 2017; an increase of $17,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percent of net earned premium, other income was 1.1% in both 2018 and 2017.

Policyholder benefits and settlement expenses in the property and casualty segment were $35,735,000 in 2018 compared to $38,391,000 for the same period in 2017; a decrease of $2,656,000 or 6.9%. The P&C segment ended 2018 with a loss ratio of 65.2% compared to 68.0% for the same period in 2017. The primary reason for the decrease in claims and the loss ratio in 2018 compared to 2017 was fewer losses and loss adjustment expenses (LAE) reported from cat events in the current year compared to the same period in the prior year.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the year ended December, 2018 and 2017 (dollars in thousands):

For the year ended December 31, 2018			For the year ended December 31, 2017
Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 1814 (Feb 24-26)	$160	52	Cat 1711 (Jan 1-3)	$800	181
Cat 1817 (Mar 18-20)	1,151	215	Cat 1713 (Jan 18-22)	2,162	371
Cat 1821 (Apr 13-16)	631	147	Cat 1719 (Feb 28-Mar 2)	562	146
Cat 1824 (May 12-16)	149	36	Cat 1720 (Mar 6-9)	127	44
Cat 1827 (May 29-June 1)	255	50	Cat 1721 (Mar 21-22)	304	76
Cat 1835 (June 24-26)	290	48	Cat 1722 (Mar 26-28)	440	80
Cat 1836 (June 28)	419	69	Cat 1724 (Apr 2-3)	775	154
Cat 1840 (July 19-22)	338	64	Cat 1725 (Apr 4-6)	673	167
Cat 1852 (Sept 13-16)	1,292	371	Cat 1728 (Apr 21-25)	433	68
Cat 1857 (Oct 10-14)	13,378	2,312	Cat 1730 (Apr 28-May 1)	799	182
			Cat 1731 (May 3-5)	498	104
			Cat 1732 (May 8-11)	314	61
			Cat 1733 (May 15-18)	323	57
			Cat 1734 (May 27-28)	628	84
			Cat 1738 (June 16-19)	154	52
			T.S. Cindy (June 21-25)	555	105
			Cat 1742 (Aug 5-8)	120	42
			Cat 1743 (Aug 25-31)	309	77
			Cat 1744 (Sept 11-15)	3,622	992
			Cat 1746 (Oct 7-9)	292	103
			Cat 1751 (Oct 23-24)	147	19
Misc cats less than $100k	453	144	Misc cats less than $100k	243	51
Total Before Reinsurance	$18,516	3,508	Total Cat losses	$14,280	3,216
Less: Reinsurance (Cat 1857)	(9,378)
Total Net Cat Losses	$9,138

Non-cat wind & hail	$6,792	2,025	Non-cat wind & hail	$5,649	1,596

During 2018, we were impacted by 19 catastrophe events producing 3,508 policyholder claims totaling $18,516,000 on a gross basis and, $9,138,000 net of reinsurance recoveries. The primary contributor to 2018 reported cat losses was Hurricane Michael. On October 10, 2018, Hurricane Michael made landfall along Florida's Panhandle near Mexico Beach. At landfall, Michael was a Category 4 hurricane with winds of approximately 155 mph. Based on data collected from the National Weather Service, Michael was the third most intense hurricane to make landfall in the continental United States with minimum pressure on the afternoon of landfall at 919 millibars. As Hurricane Michael moved inland into southeast Alabama and southwest Georgia, it remained a very strong Category 3 storm before finally weakening to a tropical storm as it moved through central Georgia and South Carolina. We had policyholders in Alabama, Georgia and South Carolina exposed to hurricane or tropical storm force winds from October 10th through October 11th. Hurricane Michael contributed $13,378,000 in reported losses on a gross basis ($4,000,000 net of reinsurance recoveries). Net of tax, Hurricane Michael losses reduced net income by $3,160,000 or $1.25 per share.

In 2017, the P&C segment was impacted by 26 catastrophe events generating 3,216 claims totaling $14,280,000. Because each of these events remained below our $4 million catastrophe reinsurance retention, none were covered by reinsurance. Our 2017 catastrophe losses were a Company record for retained catastrophe losses. Net of tax, 2017 catastrophe losses reduced net income by $9,425,000 or $3.74 per share. The single largest catastrophe event in 2017 was Hurricane Irma, which caused $3,622,000 in reported losses in 2017 from 992 claims. Hurricane Irma impacted our policyholders in Alabama, Georgia, South Carolina and Tennessee. Georgia was the primary state in our coverage area impacted by Hurricane Irma comprising approximately 85% of reported claims.

Non-catastrophe wind and hail claims reported in 2018 totaled $6,792,000 compared to non-catastrophe wind and hail claims reported in 2017 totaling $5,649,000; an increase of $1,143,000 or 20.2%. During 2018, the P&C segment had 2,025 non-cat wind and hail claims reported (an average of $3,400 per claim) compared to 1,596 claims reported during 2017 (an average of $3,500 per claim). Non-cat wind and hail claims reported during 2018 accounted for 19.0% of total P&C segment incurred losses and LAE in the current year. Non-cat wind and hail claims reported during 2017 accounted for 14.9% of total P&C segment incurred losses and LAE in the prior year.

Year to date policyholder benefit payments were down in the property and casualty segment due to a decrease in frequency of reported losses from catastrophe events; however, reported fire losses were up in 2018 compared to 2017. Reported fire losses were up $993,000 or 7.1% in 2018 compared to fire losses reported during 2017. The P&C segment had 479 fire losses reported for the year ended December 31, 2018, totaling $14,968,000 compared to 486 fire claims reported for the same period in 2017 totaling $13,975,000. The average cost per claim was $31,200 for fire losses reported in 2018 compared to $28,800 for fire losses reported in 2017. Reported fire losses in 2018 added 27.3 percentage points to the combined ratio compared to 25.4 percentage points to the 2017 combined ratio.
Deferred policy acquisition costs totaled $2,759,000 in 2018 compared to $2,777,000 in 2017. Deferred policy acquisition costs were 5.0% of net earned premium revenue for 2018 and 2017. Deferred policy acquisition costs consist of amortization of previously capitalized distribution costs, primarily commissions.
Commission expense for 2018 was $7,267,000 (13.3% of premium revenue) compared to $7,380,000 (13.4% of premium revenue) for the same period in 2017. The primary reason for the $113,000 decrease in commission expense was a reduction in bonus commissions to agents in 2018 compared to 2017.
General and administrative expenses in the property and casualty segment totaled $8,472,000 in 2018 compared to $8,087,000 in 2017; an increase of $385,000 or 4.8%. General and administrative expenses were 15.4% of premium revenue in 2018 and 14.7% of premium revenue in 2017. The primary reason for the increase in general and administrative expenses in 2018 compared to 2017 was an increase in actuarial fees associated with rate filings in the P&C segment.

Insurance taxes, licenses and fees were $1,937,000 through December 31, 2018 compared to $2,237,000 for the same period in 2017. Insurance taxes, licenses and fees were 3.5% of premium revenue in 2018 compared to 4.1% of premium in 2017. The primary reason for the decrease in taxes, licenses and fees in 2018 compared to 2017 was an increase in 2017 taxes due to a one time charge for state taxes in the P&C segment totaling $185,000.

The P&C segment ended 2018 with pretax income of $506,000 compared to a pretax loss of $1,502,000 for the same period in 2017. The $2,008,000 increase in pretax income was primarily due to the reduction of claims incurred from catastrophe losses in 2018 compared to 2017.

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

The results of these ratios by significant component for the past two years were as follows:

	2018	2017
Loss and LAE Ratio (Non-Cat)	48.50%	42.32%
Loss and LAE Ratio (Cat)	16.67%	25.67%
Underwriting Expense Ratio	37.26%	34.26%
Combined Ratio	102.43%	102.25%
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

During 2018, the P&C segment experienced an increase of 0.18 percentage points in the combined ratio compared to 2017. While catastrophe loss is the primary source of variability in our combined ratio, as noted in the table above, over the past two years, non-catastrophe losses and LAE were the primary source of the increase in our combined ratio in 2018 compared to 2017. Non-catastrophe losses increased the P&C segment combined ratio 6.18 percentage points in the current year compared to the same period in the prior year. Offsetting this increase was a 9.0 percentage point decrease in the catastrophe loss component of the P&C combined ratio, in 2018 compared to 2017. Management continues to improve rate adequacy, reduce significant exposure concentrations and implement other risk management strategies in order to further improve underwriting profitability, mitigate earnings volatility and reduce downside risk to our capital position.

Non-insurance Operations:
The non-insurance operations of the Company consist of our parent company, The National Security Group, Inc. (NSG). The National Security Group has no material sources of revenue and relies on dividends and management service fees from our insurance subsidiaries to pay expenses. Dividends from subsidiaries are subject to insurance department approval and are also subject to statutory restrictions. Subsidiary dividends and service fees are eliminated upon consolidation of the subsidiaries in the audited financial statements included herein. Revenues and expense (excluding intercompany dividends from subsidiaries) for non-insurance operations for the year ended December 31, 2018 and 2017 are summarized as follows (amounts in thousands):

(dollars in thousands)	2018	2017
REVENUE
Net investment income	$55	$65
Other income	1,006	1,019
Total Revenues	$1,061	$1,084

EXPENSES
General and administrative expenses	$309	$838
Interest expense	1,187	1,234
Total Expenses	$1,496	$2,072

LOSS BEFORE INCOME TAXES	$(435)	$(988)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017:
Revenue for non-insurance operations primarily consists of interest on investments and other income. Other income is composed of management service fees from subsidiaries which are eliminated upon consolidation. General and administrative expenses totaled $309,000 in 2018 compared to $838,000 for the same period last year; a 63.1% decrease. The expenses of NSG are primarily associated with the public listing of our stock, taxes and fees, and directors' fees. The most significant item impacting the decrease in general expenses was a decrease in interest costs related to deferred compensation plans. Total interest expense associated with short-term and long-term borrowings of NSG was $1,187,000 for the year ended December 31, 2018 and $1,234,000 for the same period in 2017. The decline in interest expense is related to a reduction in debt outstanding.

Investments:
The insurance subsidiaries primarily invest in highly liquid investment grade fixed maturity securities and equity securities. The types of assets in which the Company can invest are influenced by various state insurance laws which prescribe qualified investment assets. While working within the parameters of these regulatory requirements and further considering liquidity and capital needs, the Company considers investment quality, investment return, asset/liability matching and composition of the investment portfolio when making investment decisions.

At December 31, 2018, the Company's holdings in fixed maturity securities amounted to 85.7% of total investments and 66.9% of total assets. The Company utilizes the ratings of various Nationally Recognized Statistical Rating Organizations when classifying fixed maturity investments by credit quality.

The following is a breakdown of the Company's fixed maturity investments by quality rating:

	% of Total Bond Portfolio
S&P or Equivalent Ratings	2018	2017
AAA/AA+	43.69%	38.08%
AA	4.01%	6.29%
AA-	3.39%	2.88%
A+	0.75%	2.47%
A	4.76%	5.57%
A-	5.83%	6.11%
BBB+	6.13%	8.39%
BBB	19.13%	18.46%
BBB-	7.62%	5.14%
Below Investment Grade	4.69%	6.61%

Fixed maturity portfolio credit quality in the AAA/AA+ rating category increased over five percentage points in 2018 primarily primarily due to new investment in Government National Mortgage Association (GNMA) collateralized mortgage obligations (CMO's) and commercial mortgage backed securities (CMBS). Higher interest rates in 2018 allowed us to improve fixed maturity portfolio credit quality while maintaining portfolio yield.

Our holdings in below investment grade securities are primarily comprised of energy and natural resource sector investments and collateralized debt obligations (CDO's). We have evaluated our current below investment grade holdings for potential impairment, along with any other security with a market value substantially below our amortized cost. We currently have no investment below 80% of amortized cost and based on presently available information, we do not believe any below investment grade securities are other-than-temporarily impaired. We also currently have no fixed income investments in default.

The amortized cost and aggregate fair values of investments in investment securities at December 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Government corporations and agencies	$4,820	$31	$107	$4,744
Agency mortgage backed securities	27,492	159	545	27,106
Asset backed securities	10,901	7	248	10,660
Private label mortgage backed securities	5,869	105	27	5,947
Corporate bonds	36,935	407	1,551	35,791
States, municipalities and political subdivisions	10,059	105	91	10,073
Foreign governments	801	3	—	804
Total fixed maturities	$96,877	$817	$2,569	$95,125
Equity securities	1,842	2,464	—	4,306
Total	$98,719	$3,281	$2,569	$99,431
Held-to-maturity securities:
Agency mortgage backed securities	$1,449	$16	$22	$1,443
Total	$1,449	$16	$22	$1,443

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Government corporations and agencies	$6,307	$131	$51	$6,387
Agency mortgage backed securities	20,858	232	468	20,622
Asset backed securities	9,000	132	72	9,060
Private label mortgage backed securities	4,637	258	—	4,895
Corporate bonds	39,127	1,103	321	39,909
States, municipalities and political subdivisions	13,758	389	54	14,093
Foreign governments	780	12	—	792
Total fixed maturities	$94,467	$2,257	$966	$95,758
Equity securities	1,842	2,667	—	4,509
Total	$96,309	$4,924	$966	$100,267
Held-to-maturity securities:
Agency mortgage backed securities	$1,616	$29	$—	$1,645
Total	$1,616	$29	$—	$1,645

As shown in the tables above, the Company experienced an increase in unrealized losses on fixed maturity investments in 2018 compared to the portfolio composition at December 31, 2017. The increase in unrealized losses was primarily driven by an overall increase in market interest rates.

A number of factors influence portfolio allocation within each of the insurance subsidiaries. Within the property and casualty subsidiaries, due to the relatively short-term nature of segment liabilities, fixed income investments tend to be of shorter duration, with average maturities of less than five years. Also, due to higher levels of potential volatility of policy liabilities (severe weather related losses), a greater emphasis is placed upon overall liquidity of investments. In contrast, within the life insurance subsidiary, policy liabilities tend to be more stable and of significantly longer duration. In order to match the longer duration of liabilities, investments in the life insurance portfolio tend to have longer maturities and higher average book yields. Also, less emphasis is placed upon short term liquidity in the life subsidiary due to more predictable cash needs.

A downside of investing in longer duration securities in the life segment is that the portfolio is exposed to more significant price volatility as market interest rates rise. This exposure to sudden interest rate changes can lead to declines in market value of fixed income securities in a rising interest rate environment. Management currently maintains the life insurance portfolio in the intermediate duration range of 6.0 to guard against the adverse impact of rising rates. However, due to the necessity of matching the longer duration of life policy liabilities as closely as possible in order to pass regulatory cash flow testing and avoid significant interest rate speculation in the asset liability matching process, some volatility in market value of the portfolio in a rising rate environment cannot be avoided.

At December 31, 2018, 4.69% of total investments in the fixed income portfolio were classified as below investment grade. In evaluating whether or not the equity loss positions were other-than-temporary impairments, management evaluated financial information on each company and, where available, reviewed analyst reports from independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments. Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2018, the Company realized $16,000 in other-than-temporary impairments related to fixed maturities.

The amortized cost and aggregate fair value of debt securities at December 31, 2018, by contractual maturity, are as follows (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$2,183	$2,190
Due after one year through five years	17,179	17,027
Due after five years through ten years	27,625	27,052
Due after ten years	49,890	48,856
Total	$96,877	$95,125

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	43	45
Due after five years through ten years	—	—
Due after ten years	1,406	1,398
Total	$1,449	$1,443

As discussed earlier, the majority of our longer duration securities are investments made to match longer duration liabilities in the life segment or, are investments in mortgage backed securities, primarily government agency. Due to the amortizing nature and the ability to prepay mortgage backed securities, actual maturities tend to be significantly shorter than contractual maturities.

Investment portfolio income
Investment returns with respect to the investment portfolio for the years ended December 31, 2018 and 2017 follows:

	Year Ended December 31,
	2018	2017
Net investment income	$3,567	$3,647
Average current yield on investments	3.1%	3.2%
Total return on investments	0.3%	4.6%
Net gains (losses) on investments (before taxes)	$(178)	$234
Change in accumulated net unrealized gains (losses) (before income taxes)	$(3,042)	$1,403

Average current yield on investments in 2018 decreased 0.01% compared to 2017. The marginal decrease in average current yield was primarily due to a decline in cash value of our company owned life insurance investment of $374,000.

This decrease was primarily driven by the late 2018 decline in the equity markets. Our income on fixed maturity investments increased $426,000 in 2018, up 12.6%, due to an increase in market interest rates.

The total return on investments in 2018 was only 0.3% compared to 4.6% in 2017. The decreased total return was driven by a significant increase in market interest rates in 2018 which decreased the value of our fixed maturity investment holdings.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of December 31, 2018, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$2,183	$—	$2,183	2.21%
Maturity in 1-5 years	17,179	43	17,222	17.52%
Maturity in 5-10 years	27,625	—	27,625	28.10%
Maturity after 10 years	49,890	1,406	51,296	52.17%
	$96,877	$1,449	$98,326	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some fixed maturity securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,688,000, or 4.9%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,690,000, or 4.9%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At December 31, 2018, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $45,866,000, down $1,759,000 compared to $47,625,000 at December 31, 2017.  Components of the change in equity were net income of $779,000, comprehensive loss due to changes in value of fixed maturity securities of $2,404,000, comprehensive income of $295,000 related to change in value of interest rate swaps and cash dividends paid totaling $505,000.

As discussed above, changing interest rates can have a significant impact on the market value of fixed maturity investments. Fixed maturity securities classified as available-for-sale increase the liquidity resources of the Company as they can be sold at any time to pay claims or meet other Company obligations. However, these securities are required to be carried at market value with net of tax change in accumulated unrealized gains and losses directly impacting shareholder's equity. While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 6% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $5,676,000 in cash and cash equivalents at December 31, 2018, compared to $6,644,000 at December 31, 2017. Cash provided by operating activities increased cash by $3,177,000 during the year ended December 31, 2018. The increase in cash from operating activities was primarily driven by net income from operations. Cash provided by operating activities increased cash by $2,316,000 for the year ended December 31, 2017. The increase in cash provided by operating activities in 2017 was primarily related to collections of reinsurance recoverable balances associated with Hurricane Matthew. Net cash used in investing activities totaled $2,149,000 for the year ended December 31, 2018, compared to $1,113,000 in 2017. Cash used in investing activities in 2018 primarily consisted of the investment of positive cash flow from operations. Net cash used in financing activities totaled $1,996,000 for the year ended December 31, 2018, compared to $1,927,000 for the same period last year. During the year ended December 31, 2018, the Company repaid $1,300,000 in short-term debt. The Company maintains a $700,000 line of credit which matures in March of 2020. We had $700,000 available on our revolving line of credit at December 31, 2018.

The Company had a total of $12,152,000 of long-term debt outstanding as of December 31, 2018, compared to $14,339,000 at December 31, 2017, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $220,000 and $233,000, respectively.
The following table reflects the anticipated cash flows associated with our short- and long-term contractual obligations and commitments as of December 31, 2018 (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 1 through 3	Years 4 through 5	More than 5 years
Notes payable	$2,200	$2,200	$—	$—	$—
Debt obligations[1]	$12,152	$—	$—	$—	$12,152
Interest on debt obligations[1]	$14,237	$1,118	$2,443	$1,598	$9,078
Property and casualty claim reserves[2]	$8,208	$7,207	$911	$74	$16
Future life insurance obligations[3]	$70,496	$4,493	$12,004	$6,917	$47,082
[1] Long-term debt, consisting of two separate issues of trust preferred securities, a line of credit and the long-term portion of an installment note is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2018 for each issue. Interest on long-term debt is accrued and settled quarterly on the trust preferred securities, monthly on the line of credit and annually on the installment note. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 8, Notes Payable and Long-term Debt, in the notes to Consolidated Financial Statements.

[2] The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated. For additional details on payout patterns please see Note 9.

[3] Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies in force at December 31, 2018. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of NSIC’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Contractual obligations reflected in the table above include the issuance of $9,111,000 in subordinated debentures completed on December 15, 2005. The subordinated debentures mature December 15, 2035. It is anticipated that principal payments will not be made before maturity. Also included in long-term debt is the issuance of $3,028,000 in subordinated debentures on June 21, 2007. This issue matures June 15, 2037 and may be prepaid at any time. Also reflected in the table above is a $2,200,000 unsecured loan obtained in December 2016. The unsecured loan matures in November 2019.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited consolidated financial statements included in our 2018 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2019 is statutorily limited to $1,640,000 in the life insurance subsidiary and $3,464,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $750,000 dividends from its subsidiaries during the year ended December 31, 2018.

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

The Company continues to monitor liquidity and subsidiary capital closely. Despite challenging weather patterns in the property and casualty subsidiaries over the past three years, the insurance subsidiaries are well capitalized. However, further strengthening of subsidiary capital continues to be a top priority for management.

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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group's life/health and property/casualty insurance subsidiaries are all in excess of 4 to 1 at December 31, 2018.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $16.1 million and $15.7 million at December 31, 2018 and 2017, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 16.2 and 17.6 at December 31, 2018 and 2017, respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $34.6 million and $35.2 million at December 31, 2018 and 2017, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 4.7 at December 31, 2018 and 2017, respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $10.8 million and $10.9 million at December 31, 2018 and 2017, and a ratio of regulatory total adjusted capital to authorized control level RBC of 18.9 and 19.6 at December 31, 2018 and 2017, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

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

During 2018, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2018 and 2017. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2018 also allowed one reinstatement for coverage under the contract for a second catastrophic event if needed.

The property and casualty subsidiaries utilize our actual in force policy data modeled utilizing two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Based on modeling results utilized in 2018 and 2017, the Company was reinsured at approximately a 250 year event level. While this estimate is subject to some uncertainty and model risk, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

At December 31, 2018, the estimated reinsurance recoverable recorded was $1,772,000 compared to $366,000 for the same period last year. The Company does not anticipate any issues with collection of the recorded amount. In 2018, catastrophe reinsurance premiums ceded totaled $5,486,000 compared to $5,431,000 ceded in 2017. Catastrophe reinsurance premiums are based on a premium calculation applying the agreed upon rate to the total insured value of the covered lines of business. Due to the moderate decline in property and casualty premium revenue in 2018, ceded premium was relatively unchanged. In addition to catastrophe reinsurance, the Company placed reinstatement premium protection (RPP) reinsurance during 2018 and 2017 totaling $833,000 and $824,000, respectively.

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

At December 31, 2018 and 2017, the Company recorded $7,834,000 and $8,124,000, respectively, as an asset for DAC in the Consolidated Financial Statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, see Note 1 to our Consolidated Financial Statements.

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

At December 31, 2018, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, see Note 7 to our Consolidated Financial Statements.

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

At December 31, 2018 and 2017, the recorded liability for loss and loss adjustment expense was $8,208,000 and $7,075,000, respectively, a $1,133,000 increase. The increase in claim and claim adjustment expense reserves is primarily due to claims arising from Hurricane Michael in the fourth quarter of 2018. We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 9 to our Consolidated Financial Statements.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,306,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its December 31, 2018 value, the fair value of the Company's common stock investments would decrease by approximately $431,000.

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
Elba, Alabama

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedules I, II, III, IV and V (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of The National Security Group, Inc. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Warren Averett, LLC
We have served as The National Group, Inc.’s auditor since 2009.
Birmingham, Alabama

March 15, 2019

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS (In thousands)

	December 31, 2018	December 31, 2017

ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2018 - $1,443; 2017 - $1,645)	$1,449	$1,616
Fixed maturities available-for-sale, at estimated fair value (cost: 2018 - $96,877; 2017 - $94,467)	95,125	95,758
Equity securities, at estimated fair value (cost: 2018 - $1,842; 2017 - $1,842)	4,306	4,509
Trading securities	107	107
Mortgage loans on real estate, at cost	156	162
Investment real estate, at book value	2,945	3,221
Policy loans	1,854	1,810
Company owned life insurance	4,600	4,974
Other invested assets	2,148	2,574
Total Investments	112,690	114,731
Cash and cash equivalents	5,676	6,644
Accrued investment income	774	768
Policy receivables and agents' balances, net	11,185	11,653
Reinsurance recoverable	1,772	366
Deferred policy acquisition costs	7,834	8,124
Property and equipment, net	1,649	1,781
Income tax recoverable	1,463	393
Deferred income tax asset, net	716	1,487
Other assets	472	491
Total Assets	$144,231	$146,438
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$8,208	$7,075
Accident and health benefit and loss reserves	3,803	3,595
Life and annuity benefit and loss reserves	33,671	33,283
Unearned premiums	29,999	30,112
Policy and contract claims	792	903
Other policyholder funds	1,515	1,706
Short-term notes payable and current portion of long-term debt	2,200	1,300
Long-term debt	12,152	14,339
Other liabilities	6,025	6,500
Total Liabilities	98,365	98,813
Contingencies
Shareholders' equity
Common stock	2,527	2,522
Additional paid-in capital	5,554	5,483
Accumulated other comprehensive income (loss)	(1,570)	2,646
Retained earnings	39,355	36,974
Total Shareholders' Equity	45,866	47,625
Total Liabilities and Shareholders' Equity	$144,231	$146,438

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2018	2017
REVENUES
Net premiums earned	$60,856	$61,163
Net investment income	3,567	3,647
Investment gains (losses)	(178)	234
Other income	612	596
Total Revenues	64,857	65,640
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	40,409	42,869
Amortization of deferred policy acquisition costs	3,597	3,589
Commissions	7,555	7,723
General and administrative expenses	8,839	8,821
Taxes, licenses and fees	2,157	2,445
Interest expense	1,235	1,307
Total Benefits, Losses and Expenses	63,792	66,754

Income (Loss) Before Income Taxes	1,065	(1,114)

INCOME TAX EXPENSE (BENEFIT)
Current	(1,045)	(206)
Deferred	1,331	295
	286	89

Net Income (Loss)	$779	$(1,203)

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$0.31	$(0.48)

DIVIDENDS DECLARED PER SHARE	$0.20	$0.20

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2018	2017

Net income (loss)	$779	$(1,203)

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $100 and $153 for 2018 and 2017, respectively	(2,404)	926
Unrealized gain on interest rate swap	295	278

Other comprehensive income (loss), net of tax	(2,109)	1,204

Comprehensive income (loss)	$(1,330)	$1

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital
Balance at December 31, 2016	$48,052	$39,116	$1,007	$2,517	$5,412

Comprehensive income:

Net loss for 2017	(1,203)	(1,203)	—	—	—

Other comprehensive income (net of tax)	1,204	—	1,204	—	—

Reclassification of tax effects to AOCI	—	(435)	435	—	—

Common stock issued	76	—	—	5	71

Cash dividends	$(504)	$(504)	$—	$—	$—

Balance at December 31, 2017	47,625	36,974	2,646	2,522	5,483

Cumulative effect of change in accounting principle	—	2,107	(2,107)	—	—

Comprehensive income (loss):

Net income for 2018	779	779	—	—	—

Other comprehensive loss (net of tax)	(2,109)	—	(2,109)	—	—

Common stock issued	76	—	—	5	71

Cash dividends	(505)	(505)	—	—	—

Balance at December 31, 2018	$45,866	$39,355	$(1,570)	$2,527	$5,554

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$779	$(1,203)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	312	514
(Increase) decrease in cash surrender value of company owned life insurance	374	(110)
Net (gains) losses on investments	178	(234)
Deferred income taxes	1,331	295
Amortization of deferred policy acquisition costs	3,597	3,589
Changes in assets and liabilities:
Change in receivable for securities sold	—	499
Change in accrued investment income	(6)	8
Change in reinsurance recoverable	(1,406)	1,414
Policy acquisition costs deferred	(3,307)	(3,362)
Change in accrued income taxes	(1,070)	548
Change in net policy liabilities and claims	1,969	200
Change in other assets/liabilities, net	420	155
Other, net	6	3
Net cash provided by operating activities	3,177	2,316
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(16,621)	(18,720)
Property and equipment	(29)	(62)
Proceeds from sale or maturities of:
Held-to-maturity securities	179	280
Available-for-sale securities	14,172	17,477
Real estate held for investment	188	—
Property and equipment	—	2
Other invested assets, net	(38)	(90)
Net cash used in investing activities	(2,149)	(1,113)
Cash Flows from Financing Activities
Change in other policyholder funds	(191)	77
Repayments of long-term debt	—	(2,000)
Change in short-term notes payable	(1,300)	500
Dividends paid	(505)	(504)
Net cash used in financing activities	(1,996)	(1,927)
Net change in cash and cash equivalents	(968)	(724)
Cash and cash equivalents, beginning of year	6,644	7,368
Cash and cash equivalents, end of period	$5,676	$6,644
The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary, Omega One Insurance Company (Omega).  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which includes information and disclosures not presented herein.

Description of Business
NSIC is licensed in the states of Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas and was organized in 1947 to provide life and burial insurance policies to the home service market. Business is produced by both company and independent agents. Primary products include ordinary life, accident and health, supplemental hospital, and cancer insurance products.

NSFC is licensed in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Oklahoma, South Carolina, Tennessee and West Virginia. In addition, NSFC operates on a surplus lines basis in Louisiana. NSFC operates in various property and casualty lines, the most significant of which are: dwelling fire and extended coverage, homeowners and mobile homeowners.

Omega is licensed in the states of Alabama and Louisiana. Omega currently has no insurance policies in-force but is party to an intercompany reinsurance agreement with NSFC. Intercompany transactions are eliminated upon consolidation in the accompanying consolidated financial statements.

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are reserves for future life insurance policy benefits, liabilities for losses and loss adjustment expenses, reinsurance recoverable associated with loss and loss adjustment expense liabilities, deferred policy acquisition costs, deferred income tax assets and liabilities, assessments of other-than-temporary impairments on investments and accruals for contingencies.  Actual results could differ from the estimates used in preparing these consolidated financial statements.

Concentration of Risk
The Company's property and casualty subsidiaries, composing 90% of consolidated direct written premium, produced business during 2018 in eight states. However, 53% of property and casualty segment direct written premium is generated in the states of Alabama, Mississippi and Louisiana, subjecting the Company to significant geographic concentration. Consequently, adverse weather conditions or changes in the legal, regulatory or economic environment could adversely impact the Company.

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

For the year ended December 31, 2018, one agency individually produced greater than 5% of the Company's direct written premium.

Investments
The Company's investment securities are classified as follows:

•
Held-to-maturity investments are fixed maturity securities for which the Company has the positive intent and ability to hold to maturity. These securities are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using methods which approximate level yields over the period to maturity.

•	Trading securities are securities acquired with the intent to sell in the near term and are carried at fair value with changes in fair value reported in earnings.

•
Securities available-for-sale are fixed maturity securities and equity securities not classified as either held-to-maturity or trading. These securities are reported at fair value. Substantially all of our fixed maturity and equity securities are classified as available-for-sale.

Changes in fair value of trading securities are reported in the statement of operations.

Changes in fair value of fixed maturity securities available-for-sale are reported as net unrealized gains or losses as a component of other comprehensive income.

Changes in fair value of equity securities available-for-sale are reported as investment gains/losses in the statement of operations. Prior to January 1, 2018, changes in fair value of equity securities available-for-sale were reported as net unrealized gains or losses as a component of other comprehensive income. Gains and losses were recorded in the statement of operations only when equity securities were sold or were other-than-temporarily impaired.

Investment gains and losses on fixed maturity securities arise when the investments are sold. Investment gains and losses on the sale of fixed maturity investments available-for-sale are determined using the specific-identification method and include write downs for fixed maturity securities considered to be other-than-temporarily impaired.

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

If the Company intends to sell the security or if it is more-likely-than-not the Company will be required to sell the security before recovery, an OTTI is recognized as a realized loss in the statement of operations equal to the difference between the security's amortized cost and its fair value. If the Company does not intend to sell the security or it is not more-likely-than-not that the Company will be required to sell the security before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized as a investment loss in the statement of operations, and the amount related to all other factors, which is recognized in other comprehensive income.

Interest on fixed income securities is credited to income as it accrues on the principal amounts outstanding adjusted for amortization of premiums and accretion of discounts computed utilizing the interest method. Premiums and discounts on mortgage backed securities amortize or accrete using anticipated prepayments with changes in anticipated prepayments accounted for prospectively. The model used to determine anticipated prepayment assumptions for mortgage backed securities uses separate home sale, refinancing, curtailment and pay-off assumptions derived from a variety of industry sources. Mortgage backed security valuations are subject to prospective adjustments in yield due to changes in prepayment assumptions. The utilization of the prospective method will result in a recalculated effective

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

yield that will equate the carrying amount of the investment to the present value of the projected future cash flows. The recalculated yield is used to accrue income on investments for subsequent periods.

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

The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000 (including cash surrender value at the time of payment). The Company's original investment in currently in-force company owned life insurance is $4,315,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at December 31, 2018 and December 31, 2017 was $4,600,000 and $4,974,000, respectively. Changes in cash surrender values are included in the statement of operations. The change in surrender value included in the statement of operations for the years ended December 31, 2018 and 2017 was a decrease of $374,000 and an increase of $110,000, respectively. Proceeds from the COLI contracts are recorded when the benefits become payable under the terms of the policy and proceeds in excess of cash surrender value are recognized as a gain on company owned life insurance.

Cash and cash equivalents consist of demand deposit and money market accounts and investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which approximates fair value.

Investments with other-than-temporary impairment in value are written down to estimated realizable values and losses recognized as a component of investments gains and losses in the Consolidated Statements of Operations. The fair value of the investment becomes its new cost basis.

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

Trust preferred securities obligations and line of credit obligations - The carrying amounts reported for these instruments are equal to the principal balance outstanding and approximate fair value.

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

Property and Equipment
Property and equipment is carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Significant costs incurred for internally developed software are capitalized and amortized over estimated useful lives of 3 years. Maintenance, repairs, and minor renovations are charged to expense as incurred. Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss is included in the statement of operations. The Company provides for depreciation of property and equipment using the straight-line method designed to amortize costs over estimated useful lives. Estimated useful lives range up to 40 years for buildings and from 3-10 years for equipment, furniture and fixtures. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2003	7% graded to 6%
2004 - 2012	5.25%
2013 - 2014	4.25%
2015 - 2018	4%

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortality assumptions include various percentages of the 1955-60 and 1965-70 Select and Ultimate Basic Male Mortality Table. Withdrawal assumptions are based on the Company's experience.

Policyholder Benefit and Claim Settlement Expenses
The liability for unpaid claims represents the estimated liability for unpaid loss and loss adjustment expenses incurred but not yet reported under insurance contracts for loss events that have occurred on or before the balance sheet date. The liability for claims and related adjustment expenses are determined using case-basis evaluations and statistical analysis and represent estimates of the ultimate net cost of all losses incurred through December 31 of each year. Liability estimates are continually reviewed and adjusted as necessary; such adjustments are included in the period in which they are determined. Liability estimates are based on reports of losses from policyholders, individual case loss estimates, and estimates of losses incurred but not yet reported. Policyholder benefit and settlement expenses in the consolidated statement of operations include paid claims, settlement cost and changes in claim liability estimates. Loss and adjustment expenses charged to earnings are net of amounts recovered and estimates of recoverable amounts under ceded reinsurance contracts.

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,525,325 at December 31, 2018 and 2,520,431 at December 31, 2017. The Company did not have any dilutive securities as of December 31, 2018 and 2017.

Reinsurance
The Company's insurance operations re-insure certain risks in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. See Note 10 for additional information regarding the Company's reinsurance practices.

Income Taxes
The Company files a consolidated United States federal income tax return that includes the holding company and its subsidiaries. The Company is currently subject to a statutory rate of 21%. Tax related interest and penalties are reported as components of income tax expense.

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of the Company's assets and liabilities and capital or operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period the new rate is enacted. Changes in deferred tax assets and liabilities are included as a component of income tax expense, with the exception of changes impacting other comprehensive income. Changes in deferred tax assets and liabilities associated with components of other comprehensive income are charged or credited to other comprehensive income.

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

Advertising
The Company expenses advertising costs as incurred.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At December 31, 2018, the net amount exceeding FDIC insured limits was $3,897,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At December 31, 2018, the single largest balance due from one agent totaled $516,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At December 31, 2018 and December 31, 2017, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2018, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

Accounting Changes Not Yet Adopted
Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued guidance to that removes, modifies and adds to the disclosure requirements related to fair value measurements. The guidance removes the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 assets, the policy for timing and transfers between levels and the valuation process for Level 3 fair value measurements. The guidance modifies disclosure requirements for investments in certain entities that calculate net asset value and clarifies the purpose of the measurement uncertainty disclosure. The guidance adds requirements to disclose changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements and to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

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

Financial Instruments - Credit Losses
In June 2016, the FASB issued guidance that replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB released additional guidance in November 2018 that provides scope clarification. This guidance is effective for fiscal years beginning after December 15, 2019,

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

including interim periods within those years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

Recently Adopted Accounting Standards
Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued guidance to simplify the accounting for nonemployee share-based payment awards. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year The Company does not make any material share-based payments. The Company adopted this guidance on January 1, 2019. The adoption of this guidance did not have a material impact on its financial position or results of operations.

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

Receivables - Nonrefundable Fees and Other Costs
In March 2017, the FASB issued guidance that shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. The guidance is effective for fiscal years beginning after December 15, 2018 and interim reporting periods within those fiscal years. The Company adopted this guidance on January 1, 2019. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

Derivatives and Hedging
In August 2017, the FASB issued guidance that amends and simplifies hedge accounting guidance in order to enable entities to better portray the economic results of their risk management activities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company adopted this guidance on January 1, 2019. The Company has two swaps designated as cash flow hedges. One expires March 15, 2019 and one expires March 15, 2020. The adoption of this guidance did not have a significant impact on our financial position, results of operations, cash flows or related disclosures.

Leases
In February 2016, the FASB issued guidance that requires lessees (for capital and operating leases) to recognize the lease liability and right-of-use asset at the commencement date of the lease. Additional transition guidance was issued in 2018. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted this guidance on January 1, 2019. The Company leases automobiles and some office equipment. These leases are not considered material. The adoption of this guidance did not have a material impact on its financial position or results of operations.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company does not have policy fees or any material services that may be subject to the new revenue recognition guidance. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have an impact on its consolidated financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. The guidance eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance resulted in a $2,107,000 reclassification to retained earnings from accumulated other comprehensive income related to accumulated unrealized gains on equity securities as well as recognition of a $160,000 loss, net of tax, related to the change in value of equity securities.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Statutory net income (loss) and capital and surplus, excluding intercompany transactions, are summarized as follows:

	2018	2017
NSIC - including realized capital gains of $71 and $71, respectively	$1,558	$1,554
NSFC - including realized capital gains of $39 and $114, respectively	$786	$(921)
Omega - including realized capital gains of $7 and $49, respectively	$(64)	$34
Statutory risk-based adjusted capital:
NSIC - including AVR of $766 and $841, respectively	$16,043	$15,689
NSFC - including investment in Omega of $7,280 and $7,482, respectively	$34,645	$34,188
Omega	$10,783	$10,983

The above amounts exclude allocation of direct expenses of the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 4 – INVESTMENTS

Our investment in available-for-sale securities, which are reported at fair value, includes fixed maturity securities and equity securities. Net unrealized gains or losses on equity securities prior to January 1, 2018, and on fixed maturities are reported after-tax as a component of other comprehensive income. As of January 1, 2018, changes in fair value of equity securities are reported in investment gains/losses as a component of net income.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2018 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,820	$31	$107	$4,744
Agency mortgage backed securities	27,492	159	545	27,106
Asset backed securities	10,901	7	248	10,660
Private label mortgage backed securities	5,869	105	27	5,947
Corporate bonds	36,935	407	1,551	35,791
States, municipalities and political subdivisions	10,059	105	91	10,073
Foreign governments	801	3	—	804
Total fixed maturities	96,877	817	2,569	95,125
Equity securities	1,842	2,464	—	4,306
Total	$98,719	$3,281	$2,569	$99,431

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2018 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$1,449	$16	$22	$1,443
Total	$1,449	$16	$22	$1,443

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2017 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$6,307	$131	$51	$6,387
Agency mortgage backed securities	20,858	232	468	20,622
Asset backed securities	9,000	132	72	9,060
Private label mortgage backed securities	4,637	258	—	4,895
Corporate bonds	39,127	1,103	321	39,909
States, municipalities and political subdivisions	13,758	389	54	14,093
Foreign governments	780	12	—	792
Total fixed maturities	94,467	2,257	966	95,758
Equity securities	1,842	2,667	—	4,509
Total	$96,309	$4,924	$966	$100,267
The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2017 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$1,616	$29	$—	$1,645
Total	$1,616	$29	$—	$1,645

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and aggregate fair value of debt securities at December 31, 2018, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$2,183	$2,190
Due after one year through five years	17,179	17,027
Due after five years through ten years	27,625	27,052
Due after ten years	49,890	48,856
Total	$96,877	$95,125

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	43	45
Due after five years through ten years	—	—
Due after ten years	1,406	1,398
Total	$1,449	$1,443
A summary of securities available-for-sale with unrealized losses as of December 31, 2018, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
U.S. Government corporations and agencies	$—	$—	$3,209	$107	$3,209	$107	6
Agency mortgage backed securities	5,504	45	10,969	500	16,473	545	38
Asset backed securities	5,824	146	2,741	102	8,565	248	12
Private label mortgage backed securities	1,348	27	—	—	1,348	27	2
Corporate bonds	16,583	709	9,823	842	26,406	1,551	51
States, municipalities and political subdivisions	1,242	10	4,420	81	5,662	91	11
	$30,501	$937	$31,162	$1,632	$61,663	$2,569	120
A summary of securities held-to-maturity with unrealized losses as of December 31, 2018 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Agency mortgage backed securities	$1,026	$22	$—	$—	$1,026	$22	2
	$1,026	$22	$—	$—	$1,026	$22	2

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of securities available-for-sale with unrealized losses as of December 31, 2017, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
U.S. Government corporations and agencies	$2,275	$31	$991	$20	$3,266	$51	5
Agency mortgage backed securities	8,475	204	5,544	264	14,019	468	26
Asset backed securities	—	—	2,413	72	2,413	72	4
Private label mortgage backed securities	—	—	—	—	—	—	0
Corporate bonds	6,567	166	5,607	155	12,174	321	20
States, municipalities and political subdivisions	2,176	7	2,574	47	4,750	54	9
	$19,493	$408	$17,129	$558	$36,622	$966	64

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

Management has evaluated each security in a significant unrealized loss position in the fixed maturity investment portfolio. The Company has no material exposure to sub-prime mortgage loans and approximately 4.69% of the fixed income investment portfolio is rated below investment grade. Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that, other than the impairment described below, the securities in an accumulated loss position in the portfolio were temporary impairments.

For the year ended December 31, 2018, the Company realized a $16,000 other-than-temporary impairment representing a credit loss on a mortgage backed security. For the year ended December 31, 2017, the Company realized no other-than-temporary impairments. At December 31, 2018, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $145,000, $99,000 and $94,000. Each of these losses were driven by changes in market interest rates. At December 31, 2017, the single largest loss not realized as an impairment was in the fixed maturity portfolio totaled $75,000. The second largest loss position in the fixed maturity portfolio totaled $60,000. The third largest loss position in fixed maturity portfolio totaled $53,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Major categories of investment income are summarized as follows (dollars in thousands):

	Year ended December 31,
	2018	2017
Fixed maturities	$3,803	$3,377
Equity securities	106	95
Mortgage loans on real estate	7	9
Investment real estate	3	4
Policy loans	142	130
Company owned life insurance change in surrender value	(374)	110
Other	25	74
	3,712	3,799
Less: Investment expenses	145	152
Net investment income	$3,567	$3,647

Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Year ended December 31,
	2018	2017
Fixed maturities	$128	$58
Equity securities	—	174
Change in fair value of equity securities	(203)	—
Other, principally real estate	(87)	2
Other-than-temporary impairments	(16)	—
Net investment gains (losses)	$(178)	$234

An analysis of the net change in unrealized gains and losses on available-for-sale securities follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Net change in unrealized gains (losses) on available-for-sale securities before deferred tax	$(3,042)	$1,402
Deferred income tax	638	(476)
Net change in unrealized gains (losses) on available-for-sale securities	$(2,404)	$926

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,744	$4,147	$597	$—
Agency mortgage backed securities	27,106	11,756	15,350	—
Asset backed securities	10,560	2,839	7,721	—
Corporate bonds	35,791	—	35,791	—
Private label asset backed securities	5,947	—	5,947	—
States, municipalities and political subdivisions	10,073	—	10,073	—
Foreign governments	804	804	—	—
Trading securities	107	107	—	—
Equity securities	4,306	3,181	—	1,125
Total Financial Assets	$99,438	$22,834	$75,479	$1,125
Financial Liabilities
Interest rate swap	$(234)	$—	$—	$(234)
Total Financial Liabilities	$(234)	$—	$—	$(234)

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

As of December 31, 2018, Level 3 fair value measurements of assets include $1,125,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of December 31, 2018, Level 3 fair value measurements of liabilities include $234,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 8.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018 (in thousands):

For the year ended December 31, 2018	Equity Securities	Interest Rate Swap
Beginning balance	$1,073	$(608)
Total gains or losses (realized and unrealized):
Included in earnings	52	—
Included in other comprehensive income	—	374
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,125	$(234)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2018:	$—	$—

For the year ended ended December 31, 2018, there were no assets or liabilities measured at fair values on a nonrecurring basis.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$6,387	$6,387	$—	$—
Agency mortgage backed securities	20,622	7,827	12,795	—
Asset backed securities	9,060	3,445	5,615	—
Corporate bonds	39,909	—	39,909	—
Private label asset backed securities	4,895	—	4,895	—
States, municipalities and political subdivisions	14,093	—	14,093	—
Foreign governments	792	792	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	4,509	3,436	—	1,073
Total Financial Assets	$100,374	$21,994	$77,307	$1,073
Financial Liabilities
Interest rate swap	$(608)	$—	$—	$(608)
Total Financial Liabilities	$(608)	$—	$—	$(608)
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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2018 and December 31, 2017 are as follows (in thousands):

	December 31, 2018		December 31, 2017
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,449	$1,443	$1,616	$1,645
Mortgage loans	156	156	162	162
Policy loans	1,854	1,854	1,810	1,810
Company owned life insurance	4,600	4,600	4,974	4,974
Other invested assets	2,148	2,148	2,574	2,574
Liabilities and related instruments
Other policyholder funds	1,515	1,515	1,706	1,706
Short-term notes payable and current portion of long-term debt	2,200	2,200	1,300	1,300
Long-term debt	12,152	12,152	14,339	14,339

NOTE 6 – PROPERTY AND EQUIPMENT

Major categories of property and equipment are summarized as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Building and improvements	$3,378	$3,378
Electronic data processing equipment	1,504	1,512
Furniture and fixtures	477	486
	5,359	5,376
Less accumulated depreciation	3,710	3,595
Property and equipment, net	$1,649	$1,781

Depreciation expense for the year ended ended December 31, 2018 was $161,000 ($121,000 for the year ended December 31, 2017).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (TCJA), a comprehensive tax legislation which, among other things, reduced the Company's statutory federal income tax rate from 34% to 21% effective January 1, 2018. In addition to the reduction in tax rates, the TCJA makes broad and complex changes to the Internal Revenue Code that will introduce changes to many tax related exclusions, deductions and credits. At December 31, 2017, $1,575,000 in AMT credit was booked as a deferred tax asset. Effective December 31, 2018, the Company recognized the AMT credit in federal income tax recoverable as Management anticipates $1,077,000 will be recovered with the 2018 return and the remainder recovered by 2021 pursuant to allowable amounts under the TCJA. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $716,000 at December 31, 2018 and $1,487,000 at December 31, 2017.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of December 31, 2018	As of December 31, 2017
General expenses	$1,067	$1,069
Unearned premiums	1,265	1,269
Claims liabilities	552	484
AMT credit	—	1,575
Impairment on real estate owned	119	116
Unrealized losses on securities available-for-sale	368	—
Unrealized loss on interest rate swaps	49	128
Deferred tax assets	3,420	4,641

Depreciation	(79)	(88)
Deferred policy acquisition costs	(1,645)	(1,706)
Pre-1984 policyholder surplus account	(463)	(529)
Unrealized gains on securities available-for-sale	—	(831)
Unrealized gains on equity securities	(517)	—
Deferred tax liabilities	(2,704)	(3,154)
Net deferred tax asset	$716	$1,487
The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Years ended December 31,
	2018	2017
Deferred policy acquisition costs	$(61)	$(77)
Other-than-temporary impairments	(3)	—
Unearned premiums	4	(10)
General expenses	2	(45)
Depreciation	(9)	7
Claims liabilities	(68)	(38)
AMT credit	1,575	(345)
Impact of repeal of special provision on pre-1984 policyholder surplus	(66)	857
Unrealized gains on equity securities	(43)	—
Impact of TCJA change in corporate tax rate	—	(54)
Deferred income tax expense (benefit)	$1,331	$295

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Years ended December 31,
	2018	2017
Federal income tax rate applied to pre-tax income/loss	21.0%	34.0%
Dividends received deduction and tax-exempt interest	(2.4)%	5.8%
Company owned life insurance	7.4%	3.4%
Small life deduction	—%	30.7%
Pre-1984 policyholder surplus account at current statutory rate	—%	(76.9)%
Other, net	0.9%	(5.0)%
Effective federal income tax rate	26.9%	(8.0)%
The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2014. Tax returns have been filed through the year 2017.

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31,	December 31,
	2018	2017
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%. Unsecured.	$2,200	$800
Line of credit with variable interest rate equal to the WSJ prime rate, subject to a 5.0% floor; maturity March 2020 (renewed March 2018). Interest payments due quarterly. Unsecured.	—	500
	$2,200	$1,300
Long-term debt consisted of the following as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31,	December 31,
	2018	2017

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%; maturity November 2019. Annual installment payments beginning November 2017 with final balloon payment due November 30, 2019. Unsecured.	$—	$2,200

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $159,000 in debt issuance cost ($168,000 in 2017); maturity December 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,120	9,111

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $61,000 in debt issuance cost ($65,000 in 2017); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,032	3,028
	$12,152	$14,339

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Annual maturities of all outstanding debt for the next five years and beyond are as follows (dollars in thousands):

2019	2020	2021	2022	2023	Thereafter
$2,200	$—	$—	$—	$—	$12,152
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

The swaps entered into in 2009 and 2010 have fair values of $6,000 (liability) and $228,000 (liability), respectively, for a total liability of $234,000 at December 31, 2018 ($608,000 at December 31, 2017).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $295,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at December 31, 2018.  A net valuation gain of $278,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2017.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At December 31, 2018, the Company has securities on deposit with fair market values of $932,000 (all of which is posted as collateral). At December 31, 2017, the Company had securities on deposit with fair market values of $1,446,000 (all of which is posted as collateral). See Note 5 for additional information about the interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Years ended December 31,
	2018	2017
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$7,075	$7,531
Less reinsurance recoverable on unpaid losses	327	1,184
Net balances at beginning of year	6,748	6,347
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	36,457	39,604
Estimated claims and claim adjustment expenses for claims arising in prior years	(722)	(1,213)
Total increases	35,735	38,391
Claims and claim adjustment expense payments for claims arising in:
Current year	31,833	34,609
Prior years	3,826	3,381
Total payments	35,659	37,990
Net balance at end of period	6,824	6,748
Plus reinsurance recoverable on unpaid losses	1,384	327
Claims and claim adjustment expense reserves at end of period	$8,208	$7,075

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

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2018, the Company's estimate of unpaid losses and adjustment expenses for claims incurred in prior years related to catastrophes that exceeded our retention totaled $18,000 before reinsurance ($115,000 in 2017). Because the Company has exhausted its catastrophe coverage limits available for Hurricane Katrina any additional development will not be covered by reinsurance.

The claim development table that follows present incurred and cumulative paid claims and adjustment expense by accident year. Information presented is undiscounted and net of reinsurance (dollars in thousands).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Homeowners, Dwelling Fire and Other Liability

	For the Years Ended December 31,
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
											IBNR Reserves Dec. 31, 2018	Cumulative Number of Reported Claims
2009	$31,425	$30,236	$30,442	$30,432	$30,484	$30,362	$30,306	$30,280	$30,280	$30,280	$—	7,996
2010	—	30,610	29,918	29,805	29,718	29,687	29,672	29,641	29,660	29,659	—	5,888
2011	—	—	35,203	33,957	34,233	34,711	34,806	34,650	34,658	34,663	7	8,127
2012	—	—	—	29,959	30,190	30,402	30,091	29,948	29,885	29,827	—	5,198
2013	—	—	—	—	27,436	27,147	27,076	27,023	27,191	27,236	154	5,204
2014	—	—	—	—	—	25,929	26,422	26,290	26,225	26,130	8	4,747
2015	—	—	—	—	—	—	31,484	30,861	30,360	30,890	372	5,842
2016	—	—	—	—	—	—	—	36,287	35,343	35,399	204	5,183
2017	—	—	—	—	—	—	—	—	40,210	38,958	425	5,321
2018	—	—	—	—	—	—	—	—	—	37,079	3,254	4,500
									Total	$320,121

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

2009	$25,245	$29,281	$29,869	$29,847	$30,004	$30,265	$30,274	$30,280	$30,280	$30,280
2010	—	26,064	29,201	29,404	29,507	29,639	29,640	29,640	29,660	29,659
2011	—	—	31,488	33,080	33,484	34,167	34,622	34,621	34,641	34,647
2012	—	—	—	26,162	29,135	29,614	29,765	29,834	29,835	29,823
2013	—	—	—	—	24,157	26,114	26,487	26,661	26,788	26,976
2014	—	—	—	—	—	22,844	25,461	25,800	26,033	26,095
2015	—	—	—	—	—	—	25,923	30,066	30,190	30,296
2016	—	—	—	—	—	—	—	31,893	34,722	35,029
2017	—	—	—	—	—	—	—	—	35,209	38,245
2018	—	—	—	—	—	—	—	—	—	32,456
									Total	$313,506
		All outstanding liabilities before 2008, net of reinsurance								209
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$6,824

The cumulative number of reported claims presented above is reported on a per claimant basis.

	Average Annual Percentage Payout of Incurred Claims by Age (in Years), Net of Reinsurance
	Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	87.8%	9.5%	1.1%	0.5%	0.7%	0.2%	0.2%	—%	—%	—%

The tables presented above represent homeowners, dwelling fire and other liability lines of business. The Company combined the data for these lines of business because the policy coverage and payout pattern for homeowners and dwelling fire are not materially different. Also, other liability is combined with dwelling fire because liability coverage

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

is only sold as an additional coverage offered only with the dwelling fire policy. The Company offers no stand alone liability products.

Management periodically estimates the liability for claims that have been reported but not paid and for claims incurred but not reported (IBNR). Management utilizes expected losses along with historical data analysis of paid and incurred loss development patterns over the past ten years to aide in establishing the claims liability. Management also separately evaluates any recent large events in establishing claim reserves. The Company also engages a consulting actuary to review managements' estimates of claim liabilities each year. There has been no material change in reserving methodology in 2018 compared to prior years.

As shown in the table above depicting average annual payout of incurred claims, 87.8% of claims are settled within twelve months of the date of loss and cumulatively, 97.3% of claims are settled within two years of the date of loss. While reserves for reported but unpaid and incurred but not reported claims can ultimately prove to be excessive or deficient, the short duration of the Company's claim liabilities serves to lesson the uncertainty compared to longer tail lines of insurance. The Company has no material exposure to difficult to estimate long tail liabilities such as toxic waste cleanup, asbestos related illness or other environmental remediation exposures.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
	December 31, 2018	December 31, 2017
Net outstanding liabilities
Homeowners' insurance	$2,418	$2,384
Dwelling fire insurance	2,602	2,799
Other Liability insurance	1,804	1,463
Other short-duration insurance lines	—	102
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	6,824	6,748

Reinsurance recoverable on unpaid claims
Homeowners' insurance	537	327
Dwelling fire insurance	847	—
Other Liability insurance	—	—
Other short-duration insurance lines	—	—
Total reinsurance recoverable on unpaid claims	1,384	327

Insurance lines other than short-duration	—	—
Unallocated claims adjustment expenses	—	—
Other	—	—
	—	—

Total gross liability for unpaid claims and claim adjustment expense	$8,208	$7,075

Accident and Health Claim Reserves
The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $358,000 at December 31, 2018 ($367,000 at December 31, 2017). These claims are a component of policy and contract claims which totaled $792,000 at December 31, 2018 ($903,000 at December 31, 2017).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cumulative incurred and paid claims over the last three years, along with annual percentage payouts related to accident and health claims, is as follows (dollars in thousands):

	For the Years Ended December 31,
	2016	2017	2018
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
				IBNR Reserves Dec. 31, 2018	Cumulative Number of Reported Claims
2016	$960	$962	$883	$—	1,185
2017		1,008	964	—	1,826
2018			1,037	358	1,141

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited

2016	$658	$874	$882
2017		725	881
2018			747

	Average Annual Percentage Payout of Incurred Claims by Age
	Unaudited
Years	1	2	3
	73.9%	21.3%	4.7%

NOTE 10 – REINSURANCE

The Company's insurance operations utilize reinsurance in the risk management process in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing arrangements. Life reinsurance is placed through yearly renewable term coverage. Property and casualty reinsurance is placed on an excess of loss basis to cover losses from catastrophe events. Reinsurance contracts do not relieve the insurance subsidiaries of the obligation indemnify policyholders with respect to the underlying insurance contracts. Failure of re-insurers to honor their obligations could result in credit related losses to the insurance subsidiaries. The insurance subsidiaries evaluate the financial conditions of their reinsurance companies and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the companies to minimize their exposure to significant losses from reinsurance insolvencies.

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

At December 31, 2018, the largest reinsurance recoverable of a single reinsurer was $125,000 ($322,000 at December 31, 2017). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the years ended December 31, 2018 and 2017 amounted to $201,000 and $187,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the years ended December 31, 2018 and 2017 amounted to an approximate decrease of $128,000 and increase of $215,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were contributions of $232,000 during the year ended December 31, 2018 and contributions of $268,000 during the year ended December 31, 2017. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2018, NSIC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $1,583,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2018, NSFC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $3,464,000.

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

At December 31, 2018, securities with market values of $3,031,000 ($2,928,000 at December 31, 2017) were pledged with various states pursuant to statutory requirements.

NOTE 13 – SHAREHOLDERS' EQUITY

During the year ended December 31, 2018 and year ended December 31, 2017, changes in shareholders' equity consisted of net income of $779,000 and net loss of $1,203,000, respectively; dividends paid of $505,000 in 2018 and $504,000 in 2017; other comprehensive loss of $2,109,000 in 2018 and other comprehensive income of $1,204,000 in 2017.  Other comprehensive income/loss consisted of changes in accumulated unrealized gains/losses on securities available-for-sale and changes in accumulated unrealized losses on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of December 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,527,136	2,527,136	3,000,000	2,522,312	2,522,312

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 18, 2018, 4,824 shares of common stock were issued to directors as compensation under the 2009 Equity
Incentive Plan previously approved by shareholders.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Year ended December 31,
	2018	2017
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(480)	$(679)
Other comprehensive income for period:
Other comprehensive gain before reclassifications	295	278
Reclassification adjustment - legislative tax rate change	—	(79)
Net current period other comprehensive income	295	199
Balance at end of period	$(185)	$(480)

Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$3,126	$1,686
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(2,304)	1,079
Reclassification adjustment - legislative tax rate change	—	514
Reclassification adjustment - gains on equity securities	(2,107)	—
Amounts reclassified from accumulated other comprehensive income (loss)	(100)	(153)
Net current period other comprehensive income (loss)	(4,511)	1,440
Balance at end of period	$(1,385)	$3,126

Total Accumulated Other Comprehensive Income (Loss) at end of period	$(1,570)	$2,646

The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2018 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$127	Net investment gains
	127	Total before tax
	(27)	Tax (expense) or benefit
	$100	Net of Tax

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2017 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$232	Net investment gains
	232	Total before tax
	(79)	Tax (expense) or benefit
	$153	Net of Tax

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

Total assets by industry segment at December 31, 2018 and December 31, 2017 are summarized below (dollars in thousands):

Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

December 31, 2018	$144,231	$80,994	$59,479	$3,758

December 31, 2017	$146,438	$80,241	$60,709	$5,488

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Premium revenues and operating income by business segment for the years ended December 31, 2018 and 2017 are summarized below (dollars in thousands):

Year ended December 31, 2018	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUE
Net premiums earned	$54,837	$6,019	$—	$—	$60,856
Net investment income	1,330	2,722	55	(540)	3,567
Investment losses	(100)	(78)	—	—	(178)
Other income	609	1,078	1,006	(2,081)	612
	56,676	9,741	1,061	(2,621)	64,857
BENEFITS AND EXPENSES
Policyholder benefits paid	35,735	5,242	—	(568)	40,409
Amortization of deferred policy acquisition costs	2,759	838	—	—	3,597
Commissions	7,267	288	—	—	7,555
General and administrative expenses	8,472	2,111	309	(2,053)	8,839
Taxes, licenses and fees	1,937	220	—	—	2,157
Interest expense	—	48	1,187	—	1,235
	56,170	8,747	1,496	(2,621)	63,792
Income (Loss) Before Income Taxes	506	994	(435)	—	1,065
INCOME TAX EXPENSE (BENEFIT)	(97)	232	151	—	286
Net Income (Loss)	$603	$762	$(586)	$—	$779

Year ended December 31, 2017	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUE
Net premiums earned	$55,044	$6,119	$—	$—	$61,163
Net investment income	1,571	2,551	65	(540)	3,647
Investment gains	163	71	—	—	234
Other income	592	1,045	1,019	(2,060)	596
	57,370	9,786	1,084	(2,600)	65,640
BENEFITS AND EXPENSES
Policyholder benefits paid	38,391	5,045	—	(567)	42,869
Amortization of deferred policy acquisition costs	2,777	812	—	—	3,589
Commissions	7,380	343	—	—	7,723
General and administrative expenses	8,087	1,929	838	(2,033)	8,821
Taxes, licenses and fees	2,237	208	—	—	2,445
Interest expense	—	73	1,234	—	1,307
	58,872	8,410	2,072	(2,600)	66,754
Income (Loss) Before Income Taxes	(1,502)	1,376	(988)	—	(1,114)
INCOME TAX EXPENSE (BENEFIT)	(142)	157	74	—	89
Net Income (Loss)	$(1,360)	$1,219	$(1,062)	$—	$(1,203)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2018 and 2017, respectively:

	Year ended December 31,
	2018	2017
Life, accident and health operations premiums written:
Traditional life insurance	$4,336	$4,411
Accident and health insurance	1,831	1,828
Gross life, accident and health	6,167	6,239
Reinsurance premium ceded	(81)	(77)
Net life, accident and health premiums written	$6,086	$6,162
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$37,598	$37,034
Homeowners (Including mobile homeowners)	21,214	22,319
Other liability	2,195	2,145
Gross property and casualty	61,007	61,498
Reinsurance premium ceded	(6,376)	(6,272)
Net property and casualty written	$54,631	$55,226
Consolidated gross premiums written	$67,174	$67,737
Reinsurance premium ceded	(6,457)	(6,349)
Consolidated net premiums written	$60,717	$61,388

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2018 and 2017, respectively:

	Year ended December 31,
	2018	2017
Life, accident and health operations premiums earned:
Traditional life insurance	$4,273	$4,368
Accident and health insurance	1,827	1,828
Gross life, accident and health	6,100	6,196
Reinsurance premium ceded	(81)	(77)
Net life, accident and health premiums earned	$6,019	$6,119
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$37,232	$36,373
Homeowners (Including mobile homeowners)	21,801	22,831
Other liability	2,180	2,112
Gross property and casualty	61,213	61,316
Reinsurance premium ceded	(6,376)	(6,272)
Net property and casualty earned	$54,837	$55,044
Consolidated gross premiums earned	$67,313	$67,512
Reinsurance premium ceded	(6,457)	(6,349)
Consolidated net premiums earned	$60,856	$61,163

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

The Company's property & casualty subsidiaries had one action remaining in Texas filed in the aftermath of Hurricane Ike at December 31, 2018. This is an individual action with allegations of underpayment of a hurricane-related claim. The suit seeks a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.

The Company maintains loss and loss adjustment expense reserves on litigated claims that occur in the routine course of business in the insurance operations of the subsidiaries. These reserves are included in the liability for benefit and loss reserves on the balance sheet.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the year ended December 31, 2018 was $1,231,000 ($1,285,000 in 2017). Cash paid for income taxes during the year ended December 31, 2018 was $25,000. There was no cash paid for income taxes during the year ended December 31, 2017.

During the year ended December 31, 2018, non-cash changes in equity included $5,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $71,000 increase in additional paid-in capital.

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-K.

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule I. Summary of Investments Other Than Investments in Related Parties

THE NATIONAL SECURITY GROUP, INC. (dollars in thousands)
	December 31, 2018			December 31, 2017

	Cost	Fair Value	Amount per the Balance Sheet	Cost	Fair Value	Amount per the Balance Sheet
Securities Held-to-Maturity:
Agency mortgage backed securities	$1,449	$1,443	$1,449	$1,616	$1,645	$1,616
Total Securities Held-to-Maturity	1,449	1,443	1,449	1,616	1,645	1,616
Securities Available-for-Sale:
Equity Securities:
Banks and insurance companies	1,064	2,044	2,044	1,064	1,966	1,966
Industrial and all other	778	2,262	2,262	778	2,543	2,543
Total equity securities	1,842	4,306	4,306	1,842	4,509	4,509
Debt Securities:
U.S. Government corporations and agencies	4,820	4,744	4,744	6,307	6,387	6,387
Agency mortgage backed securities	27,492	27,106	27,106	20,858	20,622	20,622
Asset backed securities	10,901	10,660	10,660	9,000	9,060	9,060
Private label asset backed securities	5,869	5,947	5,947	4,637	4,895	4,895
Corporate bonds	36,935	35,791	35,791	39,127	39,909	39,909
States, municipalities and political subdivisions	10,059	10,073	10,073	13,758	14,093	14,093
Foreign governments	801	804	804	780	792	792
Total Debt Securities	96,877	95,125	95,125	94,467	95,758	95,758
Total Available-for-Sale	98,719	99,431	99,431	96,309	100,267	100,267
Total Securities	100,168	100,874	100,880	97,925	101,912	101,883
Trading securities	107	107	107	107	107	107
Mortgage loans on real estate	156	156	156	162	162	162
Investment real estate	2,945	2,945	2,945	3,221	3,221	3,221
Policy loans	1,854	1,854	1,854	1,810	1,810	1,810
Company owned life insurance	4,315	4,600	4,600	4,315	4,974	4,974
Other invested assets	2,148	2,148	2,148	2,574	2,574	2,574
Total investments	$111,693	$112,684	$112,690	$110,114	$114,760	$114,731

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule II. Condensed Financial Information of Registrant

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
(dollars in thousands)
	December 31,
	2018	2017
Assets
Fixed maturities available-for-sale, at estimated fair value	$932	$1,446
Investment real estate, at book value	356	356
Cash	523	1,753
Investment in subsidiaries (equity method) eliminated upon consolidation	59,229	61,001
Income tax recoverable	1,012	—
Deferred income tax asset	601	1,745
Other assets	490	494
Total Assets	$63,143	$66,795
Liabilities and Shareholders' Equity
Liabilities
Accrued general expenses	$2,691	$2,923
Interest rate swaps	234	608
Short-term notes payable	2,200	1,300
Long-term debt	12,152	14,339
Total Liabilities	17,277	19,170
Total Shareholders' Equity	45,866	47,625
Total Liabilities and Shareholders' Equity	$63,143	$66,795

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME
(dollars in thousands)
	Years Ended December 31,
	2018	2017
Income
Dividends (eliminated upon consolidation)	$750	$900
Holding company management service fees	1,006	1,019
Other income	55	65
	1,811	1,984
Expenses
State taxes	43	43
Interest	1,187	1,234
Other expenses	266	792
	1,496	2,069
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	315	(85)
Income tax expense (benefit)	151	74
Income (loss) before equity in undistributed earnings of subsidiaries	164	(159)
Equity in undistributed earnings of subsidiaries	615	(1,044)
Net income (loss)	$779	$(1,203)

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Years Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$779	$(1,203)
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Equity in undistributed earnings of subsidiaries	(615)	1,044
Income taxes	58	210
Other, net	(137)	2,016
Net cash provided by operating activities	85	2,067
Cash Flows from Investing Activities:
Net sales (purchases) of investments	490	—
Net cash provided by investing activities	490	—
Cash Flows from Financing Activities:
Net (repayments) proceeds from debt	(1,300)	(1,500)
Cash dividends	(505)	(504)
Net cash used in financing activities	(1,805)	(2,004)
Net change in cash and cash equivalents	(1,230)	63
Cash and cash equivalents, at beginning of year	1,753	1,690
Cash and cash equivalents, at end of year	$523	$1,753

Notes to Condensed Financial Information of Registrant

Note 1 - Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles.  It is, therefore, suggested that this Condensed Financial Information be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant’s Annual Report as referenced in Form 10-K, Part II, Item 8, page 45.

Note 2 - Cash Dividends and Asset Transfers from Insurance Subsidiaries

In 2018, cash dividends of $750,000 were paid to the Registrant by its subsidiaries ($900,000 in 2017).

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule III. Supplementary Insurance Information

THE NATIONAL SECURITY GROUP, INC.
(dollars in thousands)			Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums	Unpaid Losses
At December 31, 2018:
Life and accident and health insurance			$4,416	$37,474	$10	$792
Property and casualty insurance			3,418	—	30,102	7,075
Total			$7,834	$37,474	$30,112	$7,867
At December 31, 2017:
Life and accident and health insurance			$4,690	$36,878	$10	$903
Property and casualty insurance			3,434	—	30,102	7,075
Total			$8,124	$36,878	$30,112	$7,978
	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions, Amortization of Policy Acquisition Costs	General Expenses, Taxes, Licenses and Fees
For the year ended December 31, 2018:
Life and accident and health insurance	$6,019	$2,722	$1,078	$5,242	$1,126	$2,331
Property and casualty insurance	54,837	1,330	609	35,735	10,026	10,409
Other	—	55	1,006	—	—	309
Total	$60,856	$4,107	$2,693	$40,977	$11,152	$13,049
For the year ended December 31, 2017:
Life and accident and health insurance	$6,119	$2,551	$1,045	$5,045	$1,155	$2,137
Property and casualty insurance	55,044	1,571	592	38,391	10,157	10,324
Other	—	65	1,019	—	—	838
Total	$61,163	$4,187	$2,656	$43,436	$11,312	$13,299
Note: Investment income and other operating expenses are reported separately by segment and not allocated.

Schedule IV. Reinsurance

THE NATIONAL SECURITY GROUP, INC.
(dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2018
Life insurance in force	$203,209	$9,730	$—	$193,479	—%
Premiums:
Life insurance and accident and health insurance	$6,100	$81	$—	$6,019	—%
Property and casualty insurance	61,213	6,376	—	54,837	—%
Total premiums	$67,313	$6,457	$—	$60,856	—%
For the year ended December 31, 2017
Life insurance in force	$206,826	$10,413	$—	$196,413	—%
Premiums:
Life insurance and accident and health insurance	$6,196	$77	$—	$6,119	—%
Property and casualty insurance	61,316	6,272	—	55,044	—%
Total premiums	$67,512	$6,349	$—	$61,163	—%

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule V. Valuation and Qualifying Accounts

The National Security Group, Inc.
Years ended December 31, 2018 and 2017
(dollars in thousands)
	2018	2017
Balance, January 1 Allowance for Doubtful Accounts	$4	$7
Additions	8	1
Deletions	8	4
Balance, December 31 Allowance for Doubtful Accounts	$4	$4

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) and the smaller reporting company guidance - COSO for Smaller Reporting Companies released in 2007. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

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

The National Security Group, Inc.
March 15, 2019

Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
JACK E. BRUNSON (62) has served as a director since 1999 and as President of NSFC since 1997. He also serves on the Boards of Directors of NSFC and Omega. He joined the Company in 1982. Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (60) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He also holds the position of President of NSIC. He joined the Company in 1983. Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega. Mr. Brunson is a member of the Alabama State Bar.

BRIAN R. MCLEOD (50) currently serves as Vice President of Finance & Operations, CFO and Treasurer of the Company. From 1992-2002 he served as Controller. He joined the Company in 1992. Mr. McLeod is a Director of NSIC, NSFC, Omega and NATSCO. Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama. Mr. McLeod is a Certified Public Accountant.

The information contained in The National Security Group's definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2019 with respect to directors and executive officers of the Company as well as Corporate Governance, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2019 with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2019 with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation
The information contained in The National Security Group's definitive proxy statement, filed pursuant to Regulation 14A, for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2019, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in The National Security Group's definitive proxy statement, filed pursuant to Regulation 14A, for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2019, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information contained in The National Security Group's definitive proxy statement, filed pursuant to Regulation 14A, for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2019, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services
The information contained in The National Security Group's definitive proxy statement, filed pursuant to Regulation 14A, for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 5, 2019, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - December 31, 2018 and 2017

•	Consolidated Statements of Income (Loss) - Years ended December 31, 2018 and 2017

•	Consolidated Statements of Comprehensive Income - Years ended December 31, 2018 and 2017

•	Consolidated Statements of Shareholders' Equity - Years ended December 31, 2018 and 2017

•	Consolidated Statements of Cash Flows - Years ended December 31, 2018 and 2017

•	Notes to the Consolidated Financial Statements

2.	Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.
Schedule I	Summary of Investments Other Than Investments in Related Parties
Schedule II	Condensed Financial Information of the Registrant
Schedule III	Supplementary Insurance Information
Schedule IV	Reinsurance
Schedule V	Valuation and Qualifying Accounts

3.	Exhibits filed as part of this Form 10-K:

11.	Computation of Earnings Per Share filed Herewith, See Note 1 to Consolidated Financial Statements.
14.	Code of Ethics, See Additional Information in Part 1, Item 1 of This Report
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
October 18, 2018	October 18, 2018	Press release announcing estimated losses from Hurricane Michael.
October 19, 2018	October 22, 2018	Press release announcing quarterly dividend.
November 13, 2018	November 13, 2018	Press release announcing financial results for the period ended September 30, 2018.

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

Date: March 15, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 15, 2019:
SIGNATURE

/s/ Charles Arnold	/s/ Mickey L. Murdock
/s/ Fleming Brooks	/s/ Frank B. O'Neil
/s/ Jack E. Brunson	/s/ Donald Pittman
/s/ William L. Brunson, Jr.	/s/ Paul C. Wesch
/s/ Fred D. Clark, Jr.	/s/ L. Brunson White
/s/ Elizabeth Crawford	/s/ Walter P. Wilkerson
/s/ Brian R. McLeod