Form 10-Q
period 2019-03-31
NATIONAL SECURITY GROUP INC
filed 2019-05-14
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐                         Accelerated filer          ☐
Non-accelerated filer      ☐                         Smaller reporting company      ☑
Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

As of May 14, 2019, there were 2,527,136 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

PART I. Financial Information
Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	March 31, 2019	December 31, 2018
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2019 - $1,449; 2018 - $1,443)	$1,429	$1,449
Fixed maturities available-for-sale, at estimated fair value (cost: 2019 - $98,683; 2018 - $96,877)	99,125	95,125
Equity securities, at estimated fair value (cost: 2019 - $1,849; 2018 - $1,842)	4,439	4,306
Trading securities	136	107
Mortgage loans on real estate, at cost	154	156
Investment real estate, at book value	2,934	2,945
Policy loans	1,850	1,854
Company owned life insurance	4,550	4,600
Other invested assets	2,073	2,148
Total Investments	116,690	112,690
Cash and cash equivalents	7,418	5,676
Accrued investment income	787	774
Policy receivables and agents' balances, net	12,151	11,185
Reinsurance recoverable	1,396	1,772
Deferred policy acquisition costs	7,749	7,834
Property and equipment, net	1,619	1,649
Income tax recoverable	845	1,463
Deferred income tax asset, net	340	716
Other assets	844	472
Total Assets	$149,839	$144,231
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$7,963	$8,208
Accident and health benefit and loss reserves	3,771	3,803
Life and annuity benefit and loss reserves	33,807	33,671
Unearned premiums	30,749	29,999
Policy and contract claims	872	792
Other policyholder funds	1,473	1,515
Short-term notes payable and current portion of long-term debt	2,200	2,200
Long-term debt	12,155	12,152
Other liabilities	6,907	6,025
Total Liabilities	99,897	98,365
Contingencies
Shareholders' equity
Common stock	2,527	2,527
Additional paid-in capital	5,554	5,554
Accumulated other comprehensive income (loss)	189	(1,570)
Retained earnings	41,672	39,355
Total Shareholders' Equity	49,942	45,866
Total Liabilities and Shareholders' Equity	$149,839	$144,231
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended March 31,
	2019	2018
REVENUES
Net premiums earned	$14,718	$15,059
Net investment income	962	920
Investment gains (losses)	2,120	(264)
Other income	146	161
Total Revenues	17,946	15,876
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	9,023	9,427
Amortization of deferred policy acquisition costs	980	803
Commissions	2,033	2,060
General and administrative expenses	2,332	2,003
Taxes, licenses and fees	687	649
Interest expense	295	302
Total Benefits, Losses and Expenses	15,350	15,244

Income Before Income Taxes	2,596	632

INCOME TAX EXPENSE (BENEFIT)
Current	245	(534)
Deferred	(92)	695
	153	161

Net Income	$2,443	$471

INCOME PER COMMON SHARE BASIC AND DILUTED	$0.97	$0.19

DIVIDENDS DECLARED PER SHARE	$0.05	$0.05

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2019	2018

Net income	$2,443	$471

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $8 and $68 for 2019 and 2018, respectively	1,734	(1,376)
Unrealized gain on interest rate swap	25	132

Other comprehensive income (loss), net of tax	1,759	(1,244)

Comprehensive income (loss)	$4,202	$(773)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital
Balance at December 31, 2018	$45,866	$39,355	$(1,570)	$2,527	$5,554

Comprehensive income:

Net income for March 31, 2019	2,443	2,443	—	—	—

Other comprehensive income (net of tax)	1,759	—	1,759	—	—

Cash dividends	(126)	(126)	—	—	—

Balance at March 31, 2019	$49,942	$41,672	$189	$2,527	$5,554

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital
Balance at December 31, 2017	$47,625	$36,974	$2,646	$2,522	$5,483

Cumulative effect of change in accounting principle	—	2,107	(2,107)	—	—

Comprehensive income:

Net income for March 31, 2018	471	471	—	—	—

Other comprehensive loss (net of tax)	(1,244)	—	(1,244)	—	—

Cash dividends	(126)	(126)	—	—	—

Balance at March 31, 2018	$46,726	$39,426	$(705)	$2,522	$5,483

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$2,443	$471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	72	100
Net (gains) losses on investments	(2,120)	264
Deferred income taxes	(92)	695
Amortization of deferred policy acquisition costs	980	803
Changes in assets and liabilities:
Change in accrued investment income	(13)	(58)
Change in reinsurance recoverable	376	(405)
Policy acquisition costs deferred	(895)	(710)
Change in accrued income taxes	618	(533)
Change in net policy liabilities and claims	(281)	240
Change in other assets/liabilities, net	617	472
Other, net	4	6
Net cash provided by operating activities	1,709	1,345
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(4,119)	(5,601)
Trading securities and short-term investments	(26)	—
Property and equipment	(3)	—
Proceeds from sale or maturities of:
Held-to-maturity securities	19	43
Available-for-sale securities	2,282	3,813
Real estate held for investment	11	—
Other invested assets, net	2,037	(31)
Net cash provided by (used in) investing activities	201	(1,776)
Cash Flows from Financing Activities
Change in other policyholder funds	(42)	(1)
Change in short-term notes payable	—	(500)
Dividends paid	(126)	(126)
Net cash used in financing activities	(168)	(627)
Net change in cash and cash equivalents	1,742	(1,058)
Cash and cash equivalents, beginning of year	5,676	6,644
Cash and cash equivalents, end of period	$7,418	$5,586
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,527,136 at March 31, 2019 and 2,522,312 at March 31, 2018. The Company did not have any dilutive securities as of March 31, 2019 and 2018.

Reclassifications
Certain 2018 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2019 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At March 31, 2019, the net amount exceeding FDIC insured limits was $3,251,000 at two financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At March 31, 2019, the single largest balance due from one agent totaled $573,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At March 31, 2019 and December 31, 2018, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At March 31, 2019, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

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

Recently Adopted Accounting Standards
Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued guidance to simplify the accounting for nonemployee share-based payment awards. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not make any material share-based payments. The Company adopted this guidance on January 1, 2019. The adoption of this guidance did not have a material impact on its financial position or results of operations.

Derivatives and Hedging
In August 2017, the FASB issued guidance that amends and simplifies hedge accounting guidance in order to enable entities to better portray the economic results of their risk management activities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company adopted this guidance on January 1, 2019 and had two swaps designated as cash flow hedges. One expired March 15, 2019 and one expires March 15, 2020. The adoption of this guidance did not have a significant impact on our financial position, results of operations, cash flows or related disclosures.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

Leases
In February 2016, the FASB issued guidance that requires lessees (for capital and operating leases) to recognize the lease liability and right-of-use (ROU) asset at the commencement date of the lease. Additional transition guidance was issued in 2018 and 2019. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years.

The Company adopted this guidance on January 1, 2019 and recorded a ROU asset of $299,000 and corresponding lease liability of $306,000. The ROU asset and operating lease liability are included in other assets and other liabilities, respectively, on our Condensed Consolidated Balance Sheets as of January 1, 2019. The Company elected the package of practical expedients permitted under the guidance, which allowed the Company to account for existing leases under their current classification, as well as omit any new costs classified as initial direct costs, under the new guidance. Based on this election, the Company kept existing agreements as operating leases. The Company also elected the practical expedient allowing an accounting policy election by class of underlying asset, to account for separate lease and nonlease components as a single lease component.

The Company leases automobiles and some office equipment. These leases are not considered material. Adoption of this guidance had no material impact on the Company's financial position, results of operations, cash flows or related disclosures.

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

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

The amortized cost and aggregate fair values of investments in available-for-sale securities as of March 31, 2019 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,818	$61	$48	$4,831
Agency mortgage backed securities	30,582	351	313	30,620
Asset backed securities	10,826	10	241	10,595
Private label mortgage backed securities	5,836	280	—	6,116
Corporate bonds	35,786	753	500	36,039
States, municipalities and political subdivisions	10,028	110	35	10,103
Foreign governments	807	14	—	821
Total fixed maturities	98,683	1,579	1,137	99,125
Equity securities	1,849	2,590	—	4,439
Total	$100,532	$4,169	$1,137	$103,564

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of March 31, 2019 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$1,429	$23	$3	$1,449
Total	$1,429	$23	$3	$1,449

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2018 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$1,449	$16	$22	$1,443
Total	$1,449	$16	$22	$1,443

The amortized cost and aggregate fair value of debt securities at March 31, 2019, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$2,188	$2,210
Due after one year through five years	16,146	16,335
Due after five years through ten years	26,918	26,974
Due after ten years	53,431	53,606
Total	$98,683	$99,125

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	39	41
Due after five years through ten years	5	6
Due after ten years	1,385	1,402
Total	$1,429	$1,449

A summary of securities available-for-sale with unrealized losses as of March 31, 2019, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
March 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
U.S. Government corporations and agencies	$—	$—	$3,147	$48	$3,147	$48	4
Agency mortgage backed securities	36	2	10,533	311	10,569	313	25
Asset backed securities	5,067	130	3,443	111	8,510	241	12
Corporate bonds	3,168	79	13,956	421	17,124	500	30
States, municipalities and political subdivisions	—	—	4,446	35	4,446	35	8
	$8,271	$211	$35,525	$926	$43,796	$1,137	79

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

A summary of securities held-to-maturity with unrealized losses as of March 31, 2019 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Agency mortgage backed securities	$1,029	$3	$—	$—	$1,029	$3	1
	$1,029	$3	$—	$—	$1,029	$3	1

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

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

Management has evaluated each security in a significant unrealized loss position in the fixed maturity investment portfolio. The Company has no material exposure to sub-prime mortgage loans and approximately 4% of the fixed income investment portfolio is rated below investment grade. Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that, other than the impairment described below, the securities in an accumulated loss position in the portfolio were temporary impairments.

For the three months ended March 31, 2019, the Company realized no other-than-temporary impairments. For the year ended December 31, 2018, the Company realized $16,000 other-than-temporary impairments. At March 31, 2019, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $68,000, $58,000 and $56,000. Each of these losses were driven by changes in market interest rates. At December 31, 2018, the three largest losses not realized as an impairment was in the fixed maturity portfolio totaled $145,000, $99,000 and $94,000.

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended March 31,
	2019	2018
Fixed maturities	$937	$891
Equity securities	27	20
Mortgage loans on real estate	2	2
Investment real estate	2	1
Policy loans	34	35
Other	3	8
	1,005	957
Less: Investment expenses	43	37
Net investment income	$962	$920

Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended March 31,
	2019	2018
Realized gains on fixed maturities	$10	$81
Gains (losses) on trading securities	3	—
Change in fair value of equity securities	126	(206)
Change in surrender value of company owned life insurance	189	(139)
Realized gain on company owned life insurance	1,792	—
Net investment gains (losses)	$2,120	$(264)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

An analysis of the net change in unrealized gains (losses) on available-for-sale securities follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Fixed maturities	$2,195	$(3,042)
Deferred income tax	(461)	638
Change in net unrealized gains (losses) on available-for-sale securities	$1,734	$(2,404)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,831	$4,831	$—	$—
Agency mortgage backed securities	30,620	17,190	13,430	—
Asset backed securities	10,595	2,869	7,726	—
Corporate bonds	36,039	—	36,039	—
Private label asset backed securities	6,116	—	6,116	—
States, municipalities and political subdivisions	10,103	—	10,103	—
Foreign governments	821	821	—	—
Trading securities	136	136	—	—
Equity securities	4,439	3,268	—	1,171
Total Financial Assets	$103,700	$29,115	$73,414	$1,171
Financial Liabilities
Interest rate swap	$(202)	$—	$—	$(202)
Total Financial Liabilities	$(202)	$—	$—	$(202)

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed maturities available-for-sale — The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Consistent with the fair value hierarchy described above, securities with quoted market prices in active markets for identical assets are reflected within Level 1 while securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs.

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

As of March 31, 2019, Level 3 fair value measurements of assets include $1,171,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of March 31, 2019, Level 3 fair value measurements of liabilities include $202,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling tools

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 (in thousands):

For the three months March 31, 2019	Equity Securities	Interest Rate Swap
Beginning balance	$1,125	$(234)
Total gains or losses (realized and unrealized):
Included in earnings	46	—
Included in other comprehensive income	—	32
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,171	$(202)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2019:	$—	$—

For the three months ended March 31, 2019, there were no assets or liabilities measured at fair values on a nonrecurring basis.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,744	$4,147	$597	$—
Agency mortgage backed securities	27,106	11,756	15,350	—
Asset backed securities	10,560	2,839	7,721	—
Corporate bonds	35,791	—	35,791	—
Private label asset backed securities	5,947	—	5,947	—
States, municipalities and political subdivisions	10,073	—	10,073	—
Foreign governments	804	804	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	4,306	3,181	—	1,125
Total Financial Assets	$99,438	$22,834	$75,479	$1,125
Financial Liabilities
Interest rate swap	$(234)	$—	$—	$(234)
Total Financial Liabilities	$(234)	$—	$—	$(234)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018 (in thousands):

For the year ended December 31, 2018	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,073	$(608)
Total gains or losses (realized and unrealized):
Included in earnings	52	—
Included in other comprehensive income	—	374
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,125	$(234)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2018:	$—	$—
For the year ended December 31, 2018, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019		December 31, 2018
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,429	$1,449	$1,449	$1,443
Mortgage loans	154	154	156	156
Policy loans	1,850	1,850	1,854	1,854
Company owned life insurance	4,550	4,550	4,600	4,600
Other invested assets	2,073	2,073	2,148	2,148
Liabilities and related instruments
Other policyholder funds	1,473	1,473	1,515	1,515
Short-term notes payable and current portion of long-term debt	2,200	2,200	2,200	2,200
Long-term debt	12,155	12,155	12,152	12,152

NOTE 5 – PROPERTY AND EQUIPMENT
Major categories of property and equipment are summarized as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Building and improvements	$3,378	$3,378
Electronic data processing equipment	1,507	1,504
Furniture and fixtures	477	477
	5,362	5,359
Less accumulated depreciation	3,743	3,710
Property and equipment, net	$1,619	$1,649
Depreciation expense for the three months ended March 31, 2019 was $33,000 ($161,000 for the year ended December 31, 2018).

NOTE 6 – INCOME TAXES
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (TCJA), a comprehensive tax legislation which, among other things, reduced the Company's statutory federal income tax rate from 34% to 21% effective January 1, 2018. In addition to the reduction in tax rates, the TCJA made broad and complex changes to the Internal Revenue Code that introduced changes to many tax related exclusions, deductions and credits. At December 31, 2017, $1,575,000 in AMT credit was booked as a deferred tax asset. Effective December 31, 2018, the Company recognized the AMT credit in federal income tax recoverable as Management anticipates $1,077,000 will be recovered with the 2018 return and the remainder recovered by 2021 pursuant to allowable amounts under the TCJA. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized net deferred tax asset positions of $340,000 at March 31, 2019 and $716,000 at December 31, 2018.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of March 31, 2019	As of December 31, 2018
General expenses	$1,121	$1,067
Unearned premiums	1,294	1,265
Claims liabilities	552	552
Impairment on real estate owned	119	119
Unrealized losses on securities available-for-sale	—	368
Unrealized loss on interest rate swaps	42	49
Deferred tax assets	3,128	3,420

Trading securities	(1)	—
Depreciation	(77)	(79)
Deferred policy acquisition costs	(1,627)	(1,645)
Pre-1984 policyholder surplus account	(447)	(463)
Unrealized gains on securities available-for-sale	(92)	—
Unrealized gains on equity securities	(544)	(517)
Deferred tax liabilities	(2,788)	(2,704)
Net deferred tax asset	$340	$716
The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Three months ended March 31,
	2019	2018
Deferred policy acquisition costs	$(18)	$(20)
Trading securities	1	—
Unearned premiums	(29)	(26)
General expenses	(54)	1
Depreciation	(2)	(3)
Claims liabilities	—	15
AMT credit	—	787
Impact of repeal of special provision on pre-1984 policyholder surplus	(16)	(16)
Unrealized gains on equity securities	26	(43)
Deferred income tax expense (benefit)	$(92)	$695
Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Three months ended March 31,
	2019	2018
Federal income tax rate applied to pre-tax income/loss	21.0%	21.0%
Dividends received deduction and tax-exempt interest	(0.3)%	(1.2)%
Company owned life insurance	(16.0)%	4.6%
Other, net	1.2%	1.1%
Effective federal income tax rate	5.9%	25.5%

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2014. Tax returns have been filed through the year 2017.

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%. Unsecured.	$2,200	$2,200
	$2,200	$2,200
Long-term debt consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $157,000 in debt issuance cost ($159,000 in 2018); maturity December 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	$9,122	$9,120

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $60,000 in debt issuance cost ($61,000 in 2018); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,033	3,032
	$12,155	$12,152

The Company has entered into various swap agreements related to the trust preferred securities. On March 19, 2009, the Company entered into a forward swap effective September 17, 2012, with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued June 21, 2007. Quarterly, commencing September 17, 2012, under the terms of the forward swap, which expired on March 15, 2019, the Company paid interest at a fixed rate of 7.02% until March 15, 2019. On May 26, 2010, the Company entered into a forward swap with a notional amount of $9,000,000 effective December 15, 2015, which hedges against changes in cash flows following the termination of the fixed rate period. Quarterly, commencing March 16, 2016 under the terms of the forward swap, the Company pays interest at a fixed rate of 8.49% until March 15, 2020.

The swaps entered into in 2009 and 2010 have fair values of $0 and $202,000 (liability), respectively, for a total liability of $202,000 at March 31, 2019 ($234,000 at December 31, 2018).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $25,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at March 31, 2019.  A net valuation gain of $295,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2018.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At March 31, 2019, the Company has securities on deposit with fair market values of $944,000 ($295,000 of which is posted as collateral). At December 31, 2018, the Company had securities on deposit with fair market values of $932,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Three months ended March 31,
	2019	2018
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$8,208	$7,075
Less reinsurance recoverable on unpaid losses	1,384	327
Net balances at beginning of year	6,824	6,748
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	8,585	9,185
Estimated claims and claim adjustment expenses for claims arising in prior years	(604)	(1,097)
Total increases	7,981	8,088
Claims and claim adjustment expense payments for claims arising in:
Current year	5,596	5,527
Prior years	2,510	2,567
Total payments	8,106	8,094
Net balance at end of period	6,699	6,742
Plus reinsurance recoverable on unpaid losses	1,264	185
Claims and claim adjustment expense reserves at end of period	$7,963	$6,927

Claim and claim adjustment expense reserves at before reinsurance recoverable at March 31, 2019 was comparable to the same period last year. Reinsurance recoverable on unpaid losses was higher due to amounts recoverable on unpaid losses associated with Hurricane Michael. The estimate for claims arising in prior years was reduced $604,000 in 2019 (reduced $1,097,000 in 2018) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves
The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $381,000 at March 31, 2019 ($358,000 at December 31, 2018). These claims are a component of policy and contract claims which totaled $872,000 at March 31, 2019 ($792,000 at December 31, 2018).

NOTE 9 – REINSURANCE

The Company's insurance operations utilize reinsurance in the risk management process in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and effect business-sharing

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

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

Under the catastrophe reinsurance program, the Company retains the first $4,000,000 in losses from the first catastrophe event and $2,000,000 from a second catastrophe event.  Catastrophe reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000
Underlying 2nd Event	100% of $2,000,000 in excess of $2,000,000 retention
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

At March 31, 2019, the largest reinsurance recoverable of a single reinsurer was $17,000 ($125,000 at December 31, 2018). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the three months ended March 31, 2019 and 2018 amounted to $46,000 and $45,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the three months ended March 31,

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

2019 and 2018 amounted to an approximate increase of $244,000 and decrease in $48,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were no contributions during the three months ended March 31, 2019 and contributions of $232,000 during the three months ended March 31, 2018. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

NOTE 11 – SHAREHOLDERS' EQUITY

During the three months ended March 31, 2019 and year ended December 31, 2018, changes in shareholders' equity consisted of net income of $2,443,000 and net income of $779,000, respectively; dividends paid of $126,000 in 2019 and $505,000 in 2018; other comprehensive income of $1,759,000 in 2019 and other comprehensive loss of $2,109,000 in 2018.  Other comprehensive income/loss consisted of changes in accumulated unrealized gains/losses on securities available-for-sale and changes in accumulated unrealized losses on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of March 31, 2019 and December 31, 2018:

	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,527,136	2,527,136

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Three months ended March 31,
	2019	2018
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(185)	$(480)
Other comprehensive income for period:
Other comprehensive gain before reclassifications	25	132
Net current period other comprehensive income	25	132
Balance at end of period	$(160)	$(348)

Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$(1,385)	$3,126
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	1,742	(1,308)
Reclassification adjustment - gains on equity securities	—	(2,107)
Amounts reclassified from accumulated other comprehensive income (loss)	(8)	(68)
Net current period other comprehensive income (loss)	1,734	(3,483)
Balance at end of period	$349	$(357)

Total Accumulated Other Comprehensive Income (Loss) at end of period	$189	$(705)

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2019 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$10	Net investment gains
	10	Total before tax
	(2)	Tax (expense) or benefit
	$8	Net of Tax
The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2018 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$86	Net investment gains
	86	Total before tax
	(18)	Tax (expense) or benefit
	$68	Net of Tax

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

NOTE 13 – SEGMENTS

The Company’s property and casualty insurance operations comprise one business segment. The property and casualty insurance segment primarily underwrites home insurance coverage with primary lines of business consisting of dwelling fire and extended coverage, homeowners (including mobile homeowners) and other liability.

Management organizes the business utilizing a niche strategy focusing on lower valued dwellings and older homes that can be difficult to insure in the standard insurance market.  Our chief decision makers (Chief Executive Officer, Chief Financial Officer and subsidiary President) review results and operating plans making decisions on resource allocations on a company-wide basis.  The Company’s products are primarily produced through independent agents within the states in which we operate.

The Company’s life and accident and health operations comprise the second business segment.  The life and accident and health insurance segment consists of two lines of business: traditional life insurance and supplemental accident and health insurance.

Total assets by industry segment at March 31, 2019 and December 31, 2018 are summarized below (dollars in thousands):

Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

March 31, 2019	$149,839	$84,993	$61,212	$3,634

December 31, 2018	$144,231	$80,994	$59,479	$3,758

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

Premium revenues and operating income by business segment for the three months ended March 31, 2019 and 2018 are summarized below (dollars in thousands):

Three months ended March 31, 2019	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUE
Net premiums earned	$13,261	$1,457	$—	$—	$14,718
Net investment income	409	675	13	(135)	962
Investment gains	2,023	94	3	—	2,120
Other income	136	246	235	(471)	146
	15,829	2,472	251	(606)	17,946
BENEFITS AND EXPENSES
Policyholder benefits paid	7,982	1,165	—	(124)	9,023
Amortization of deferred policy acquisition costs	681	299	—	—	980
Commissions	1,956	77	—	—	2,033
General and administrative expenses	1,934	473	407	(482)	2,332
Taxes, licenses and fees	592	95	—	—	687
Interest expense	—	10	285	—	295
	13,145	2,119	692	(606)	15,350
Income (Loss) Before Income Taxes	2,684	353	(441)	—	2,596
INCOME TAX EXPENSE (BENEFIT)	149	96	(92)	—	153
Net Income (Loss)	$2,535	$257	$(349)	$—	$2,443

Three months ended March 31, 2018	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUE
Net premiums earned	$13,531	$1,528	$—	$—	$15,059
Net investment income	390	651	14	(135)	920
Investment gains (losses)	(313)	49	—	—	(264)
Other income	160	218	227	(444)	161
	13,768	2,446	241	(579)	15,876
BENEFITS AND EXPENSES
Policyholder benefits paid	8,088	1,449	—	(110)	9,427
Amortization of deferred policy acquisition costs	690	113	—	—	803
Commissions	2,012	48	—	—	2,060
General and administrative expenses	1,779	649	44	(469)	2,003
Taxes, licenses and fees	553	96	—	—	649
Interest expense	—	12	290	—	302
	13,122	2,367	334	(579)	15,244
Income (Loss) Before Income Taxes	646	79	(93)	—	632
INCOME TAX EXPENSE (BENEFIT)	162	18	(19)	—	161
Net Income (Loss)	$484	$61	$(74)	$—	$471

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2019 and 2018, respectively:

	Three months ended March 31,
	2019	2018
Life, accident and health operations premiums written:
Traditional life insurance	$1,057	$1,120
Accident and health insurance	405	415
Gross life, accident and health	1,462	1,535
Reinsurance premium ceded	(38)	(31)
Net life, accident and health premiums written	$1,424	$1,504
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$9,928	$9,553
Homeowners (Including mobile homeowners)	4,971	5,312
Other liability	575	565
Gross property and casualty	15,474	15,430
Reinsurance premium ceded	(1,298)	(1,154)
Net property and casualty written	$14,176	$14,276
Consolidated gross premiums written	$16,936	$16,965
Reinsurance premium ceded	(1,336)	(1,185)
Consolidated net premiums written	$15,600	$15,780

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2019 and 2018, respectively:

	Three months ended March 31,
	2019	2018
Life, accident and health operations premiums earned:
Traditional life insurance	$1,090	$1,144
Accident and health insurance	405	415
Gross life, accident and health	1,495	1,559
Reinsurance premium ceded	(38)	(31)
Net life, accident and health premiums earned	$1,457	$1,528
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,280	$9,116
Homeowners (Including mobile homeowners)	5,196	5,497
Other liability	541	530
Gross property and casualty	15,017	15,143
Reinsurance premium ceded	(1,756)	(1,612)
Net property and casualty earned	$13,261	$13,531
Consolidated gross premiums earned	$16,512	$16,702
Reinsurance premium ceded	(1,794)	(1,643)
Consolidated net premiums earned	$14,718	$15,059

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

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

The Company's property & casualty subsidiaries had one action remaining in Texas filed in the aftermath of Hurricane Ike at March 31, 2019. This is an individual action with allegations of underpayment of a hurricane-related claim. The suit seeks a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.

The Company maintains loss and loss adjustment expense reserves on litigated claims that occur in the routine course of business in the insurance operations of the subsidiaries. These reserves are included in the liability for benefit and loss reserves on the balance sheet.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2019 was $254,000 ($266,000 in 2018). Cash received from income taxes during the three months ended March 31, 2019 was $373,000. There was no cash received from or paid for income taxes during the three months ended March 31, 2018.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of The National Security Group, Inc.
Elba, Alabama

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of March 31, 2019, and the related condensed consolidated statements of operations, comprehensive income (loss), the condensed consolidated statements of changes in stockholders’ equity, and the statement of cash flows for the three-month periods ended March 31, 2019 and 2018. These condensed consolidated financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The National Security Group, Inc. as of December 31, 2018, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived

/s/ Warren Averett, LLC
Birmingham, Alabama

May 14, 2019

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three month periods ended March 31, 2019 and 2018.

The National Security Group, Inc. operates in ten states with 46.4% of total premium revenue generated in the states of Alabama and Mississippi.  The Company is made up of the following two segments:

•
The Property and Casualty (P&C) segment is the most significant segment, accounting for 90.9% of gross earned premium in 2019.  The P&C segment has insurance policies in-force in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•
The Life segment accounted for 9.1% of gross premium revenue in 2019. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

All of the insurance subsidiaries are Alabama domiciled insurance companies; therefore, the Alabama Department of Insurance is the primary insurance regulator.  However, each subsidiary is subject to regulation by the respective insurance regulators of each state in which it is licensed to transact business.  Insurance rates charged by each of the insurance subsidiaries are typically subject to review and approval the insurance department for the respective state in which the rates apply.

All of our insurance companies have been assigned ratings by A.M. Best Co (Best).  On April 11, 2019, A. M. Best affirmed the Financial Strength Rating (FSR) of B++ (Good) and the Long-Term Issuer Credit Rating (Long-Term ICR) of "bbb" of NSFC. In addition, A.M. Best affirmed the FSR of B+ (Good) and Long-Term ICR of "bbb-" of Omega. The A.M. Best outlook for the ratings is "stable" for NSFC and Omega. A.M. Best upgraded the FSR to B++ (Good) and the Long-Term ICR to "bbb" for NSIC. The outlook for the ratings of NSIC is "stable". A.M. Best also affirmed the Long-Term ICR of "bb" of the parent holding company, NSEC, with a "stable" outlook.

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On September 30, 2018, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

The earnings in the property and casualty segment has seasonal volatility due to severe storm activity resulting in incurred losses and loss adjustment expenses from hurricane, tornado, wind and hail related damage. These storm systems or other natural disasters are classified as catastrophes (referred to as "cat events" or "catastrophe events" throughout the remainder of this document) by Property Claim Service (PCS) when an individual event causes $25 million or more in industry wide direct insured losses and affect a significant number of policyholders and insurers.

A primary process management utilizes to review financial information of the Company is evaluating the operating performance of each segment before intercompany eliminations. By performing the evaluation in this manner, management can assess the profitability of each segment on a standalone basis. We have altered the presentation of our Management Discussion and Analysis related to industry segment data to provide pretax income by segment before eliminations. We have restated prior year to follow the same format. Note 13 to the consolidated financial statements in this Form 10-Q contains a reconciliation of net income by segment to consolidated net income.

This discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and related notes included in our Form 10-K for the period ended December 31, 2018. Please refer to our note regarding forward-looking statements on pages 4-5 of this report.

In order to present information as analyzed by Company management, industry segment data in this Management Discussion and Analysis is presented before certain intercompany eliminations. These intercompany eliminations, which are presented in Note 13 to the Consolidated Financial Statements, primarily include management and service fees paid by each subsidiary to NSEC, along with fees and expenses of the Company's employee claims adjusters. Claims adjusters are employees of NSIC but provide claim adjustment services to NSFC at rates comparable to those paid to independent (non-employee) adjusters utilized by NSFC. Management believes that the analysis of segment information prior to elimination of the intercompany transactions provides a more realistic view of performance relative to subsidiary capital allocation and product pricing strategies. While segment data is presented prior to intercompany eliminations, all intercompany transactions are eliminated in all Consolidated Financial Statements and other consolidated financial information presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

Information in this discussion is presented in whole dollars rounded to the nearest thousand. Tabular amounts are presented in thousands.

Summary:
For the three months ended March 31, 2019, net income for the Company totaled $2,443,000, $0.97 income per share, compared to net income of $471,000, $0.19 income per share, for the three months ended ended March 31, 2018; a year over year increase of $1,972,000. The increase in net income was primarily driven by an increase in investment gains on our investment in company owned life insurance. Pretax income from operations for the first quarter of 2019 totaled $476,000 compared to a pretax income from operations of $896,000 in the first quarter of 2018. The primary reason for the $420,000 decrease in pretax income from operations in the first quarter of 2019, compared to the same period in 2018, was a $341,000 decrease in net premiums earned. The decline in net premiums earned was due to an increase in ceded premium related to higher cost of catastrophe reinsurance in our P&C segment.

Financial results for the three months ended March 31, 2019 and 2018 were as follows:

Unaudited Consolidated Financial Summary	Three months ended March 31,
(dollars in thousands, except per share)	2019	2018
Gross premiums written	$16,936	$16,965
Net premiums written	$15,600	$15,780

Net premiums earned	$14,718	$15,059
Net investment income	962	920
Net investment gains (losses)	2,120	(264)
Other income	146	161
Total Revenues	17,946	15,876
Policyholder benefits and settlement expenses	9,023	9,427
Amortization of deferred policy acquisition costs	980	803
Commissions	2,033	2,060
General and administrative expenses	2,332	2,003
Taxes, licenses and fees	687	649
Interest expense	295	302
Total Benefits, Losses and Expenses	15,350	15,244
Income Before Income Taxes	2,596	632
Income tax expense	153	161
Net Income	$2,443	$471
Income Per Common Share	$0.97	$0.19
Reconciliation of Net Income to non-GAAP Measurement
Net income	$2,443	$471
Income tax expense	153	161
Investment (gains) losses, net	(2,120)	264
Pretax Income From Operations	$476	$896

Three-month period ended March 31, 2019 compared to three-month period ended March 31, 2018

Premium Revenue:
For the three-month period ended March 31, 2019, net premiums earned were down $341,000 at $14,718,000 compared to $15,059,000 during the same period in 2018. The decrease in premium revenue was primarily driven by a decline in net earned premium in the P&C segment of $270,000. The decline in gross earned premium was primarily attributable to a decrease in our surplus lines business in coastal Louisiana. In addition, as mentioned previously, ceded premium was up $144,000 or 8.9%, in the first quarter of 2019, compared to the same period in 2018 due to an increase in cost of our catastrophe reinsurance.

Investment Gains (Losses):
Investment gains for the three-month period ended March 31, 2019 were $2,120,000 compared to investment losses of $264,000 for the three-month period ended March 31, 2018. The primary reason for the increase in first quarter 2019 investment gains compared to the first quarter 2018 investment loss was a gain on company owned life insurance (COLI) of $1,792,000.

In 2018, due to a change in GAAP, unrealized gains and losses on equity investments are required to be reported as a component of investment gains/losses on the statement of operations. These amounts were previously reported as a component of Other Comprehensive Income. For the three months ended March 31, 2019, investment losses include a $126,000 increase in accumulated gains on equity securities held for investment. This increase in accumulated gains was driven by an overall improvement in stock market values experienced in the first quarter of 2019.

Net Income:
For the quarter ended March 31, 2019, the Company had net income of $2,443,000, $0.97 income per share, compared to net income of $471,000, $0.19 income per share, for the same period in 2018. The primary reason for the increase in first quarter 2019 earnings compared to first quarter 2018 earnings was the gain on company owned life insurance mentioned previously.

Pretax Income from Operations:
For the three-month period ended March 31, 2019, our pretax income from operations was $476,000 compared to a pretax income from operations of $896,000 for the three-month period ended March 31, 2018; a decrease of $420,000. The primary reason for the decrease in pretax income from operations in the first quarter of 2019 compared to the same period in 2018 was a decrease in net premiums earned driven by an increase in ceded premium related to our catastrophe reinsurance.

P&C Segment Combined Ratio:
For the quarter ended March 31, 2019, the P&C segment had a GAAP combined ratio of 99.1%. Reported claims from cat events totaling $955,000 combined with reported claims from non-catastrophe wind and hail totaling $2,081,000 increased the P&C segment combined ratio in the first quarter of 2019 by 22.9 percentage points. In comparison, for the quarter ended March 31, 2018, the P&C segment had a GAAP combined ratio of 97.0%. Reported claims from cat events totaling $758,000 combined with reported claims from non-catastrophe wind and hail totaling $1,159,000 increased the P&C segment combined ratio in the first quarter of 2018 by 14.2 percentage points. Partially offsetting the increase in catastrophe losses and non-cat wind and hail losses in the first quarter of 2019 was a decrease in fire related losses of $1,289,000 compared to the same period in the prior year.

Overview - Balance Sheet highlights at March 31, 2019 compared to December 31, 2018

Selected Balance Sheet Highlights	March 31, 2019	December 31, 2018
(dollars in thousands)
Invested Assets	$116,690	$112,690
Cash	$7,418	$5,676
Total Assets	$149,839	$144,231
Policy Liabilities	$78,635	$77,988
Total Debt	$14,355	$14,352
Accumulated Other Comprehensive Income (Loss)	$189	$(1,570)
Shareholders' Equity	$49,942	$45,866
Book Value Per Share	$19.76	$18.15

Invested Assets:
Invested assets as of March 31, 2019 were $116,690,000 compared to $112,690,000 as of December 31, 2018. The increase in invested assets was primarily due to $1,709,000 in cash flow from operating activities enabling additional investment in the fixed income investment portfolio.

Cash:
The Company, primarily through its insurance subsidiaries, had $7,418,000 in cash and cash equivalents at March 31, 2019, compared to $5,676,000 at December 31, 2018. The increase in cash in the first quarter of 2019, compared to 2018, was due to positive cash flow from insurance operations.

Total Assets:
Total assets as of March 31, 2019 were $149,839,000 compared to $144,231,000 at December 31, 2018. Positive cash flow from insurance operations contributed to an increase in purchases of fixed maturity securities and increases in market value of or portfolio of fixed maturity securities further contributed to the increase in total assets for the first quarter of 2019.

Policy Liabilities:
Policy related liabilities were $78,635,000 at March 31, 2019, compared to $77,988,000 at December 31, 2018; an increase of $647,000 or 0.8%. The primary reason for the increase in policy liabilities in the first quarter of 2019 compared to 2018 was an increase in unearned premium. This increase in unearned premium is seasonal as we typically issue and renew a larger number of annual insurance contracts during the first and second quarters of each year compared to the remainder of the year.

Debt Outstanding:
Total debt at March 31, 2019 was virtually unchanged at $14,355,000 compared to $14,352,000 at December 31, 2018.

Shareholders' Equity:
Shareholders' equity as of March 31, 2019 was $49,942,000, up $4,076,000 compared to December 31, 2018 Shareholders' equity of $45,866,000. Book value per share was $19.76 at March 31, 2019, compared to $18.15 per share at December 31, 2018, an increase of $1.61 per share. The primary factors contributing to the increase in both book value per share and Shareholders' equity were net income of $2,443,000 and accumulated other comprehensive income of $1,759,000. Offsetting the increase in Shareholders' equity was shareholder dividends of $126,000.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,		Percent
(dollars in thousands)	2019	2018	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,090	$1,144	(4.7)%
Accident and health insurance	405	415	(2.4)%
Gross life, accident and health	1,495	1,559	(4.1)%
Reinsurance premium ceded	(38)	(31)	22.6%
Net life, accident and health premiums earned	$1,457	$1,528	(4.6)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,280	$9,116	1.8%
Homeowners (Including mobile homeowners)	5,196	5,497	(5.5)%
Other liability	541	530	2.1%
Gross property and casualty	15,017	15,143	(0.8)%
Reinsurance premium ceded	(1,756)	(1,612)	8.9%
Net property and casualty premiums earned	$13,261	$13,531	(2.0)%

Consolidated gross premiums earned	$16,512	$16,702	(1.1)%
Reinsurance premium ceded	(1,794)	(1,643)	9.2%
Consolidated net premiums earned	$14,718	$15,059	(2.3)%

Consolidated net premium earned was down 2.3% for the quarter ended March 31, 2019, at $14,718,000 compared to $15,059,000 for the quarter ended March 31, 2018. The decrease in net premium earned was due to a 2.0% decrease in net premium earned in the P&C segment coupled with a 4.6% decrease in net premium earned in the life segment. Premium growth has slowed due to a combination of competitive pressures in some states, particularly Louisiana, and the smaller size of the specialty market in which we operate. We have made modifications to our products and eased some underwriting restrictions in order to remain competitive through the current market cycle. However, we do not intend to sacrifice overall underwriting profitability with significant rate cuts in order to increase top line revenue growth.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. With our 2019 catastrophe contract placement, our single event catastrophe retention remained unchanged from the prior year at $4 million. However, in our 2019 contract, we added an underlying second event layer of $2 million in excess of $2 million. This additional coverage effectively lowers our second event retention to $2 million. Also unchanged from last year, we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million. Our catastrophe reinsurance has a reinstatement provision for one event and covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million (net of reinsurance). It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple smaller catastrophe events, such as those experienced in 2018, that individually may not exceed our $4 million retention and would not be covered under our catastrophe reinsurance contract.

To summarize our catastrophe reinsurance structure, under the catastrophe reinsurance program in 2019, the Company retains the first $4,000,000 in losses from a first event and $2 million in losses from a second event.  Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000
Underlying 2nd Event	100% of $2,000,000 in excess of $2,000,000 retention

Additional details regarding the structure of our 2019 catastrophe reinsurance program can be found in Note 9 to the Consolidated Financial Statements.

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Fixed maturities	$937	$891
Equity securities	27	20
Mortgage loans on real estate	2	2
Investment real estate	2	1
Policy loans	34	35
Other	3	8
	1,005	957
Less: Investment expenses	43	37
Net investment income	$962	$920

For the three months ended March 31, 2019, net investment income was $962,000 compared to $920,000 for the same period in 2018; an increase of $42,000 or 4.6%. A combination of increased investment in fixed income securities due to positive cash flow from operations and an increase in interest rates over the past twelve months was the primary factor contributing to the increase in investment income.

Investment Gains and Losses:
The table below provides investment gains and losses for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Realized gains on fixed maturities	$10	$81
Gains (losses) on trading securities	3	—
Change in fair value of equity securities	126	(206)
Change in surrender value of company owned life insurance	189	(139)
Realized gain on company owned life insurance	1,792	—
Net investment gains (losses)	$2,120	$(264)

Net Investment gains, for the three months ended March 31, 2019, were $2,120,000 compared to net investment losses of $264,000 for the same period in 2018, an increase of $2,384,000. A gain on our company owned life insurance (COLI) of $1,792,000 was the primary reason for the significant increase in net investment gains in 2019. Cash surrender value of our COLI at March 31, 2019 and December 31, 2018 was $4,550,000 and $4,600,000, respectively. Changes in cash surrender values are included in income as an investment gain or loss in the current period. The change in surrender value included in earnings for the periods ended March 31, 2019 and 2018 were an increase of $189,000 and a decline of $139,000, respectively.

In January of 2016, the FASB issued guidance that requires equity investments to be measured at fair value with changes in fair value recognized in net income through investment gains and losses. For us, this guidance became effective January 1, 2018 and is reflected in the table above as an increase in market value of our equity securities of $126,000. In addition, we had a $10,000 realized gain on the sale of fixed income securities.

Other Income:
Other income was comparable at $146,000 for the three months ended March 31, 2019, compared to $161,000 for the same period in 2018; a decrease of $15,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $9,023,000 for the three months ended March 31, 2019, compared to $9,427,000 for the three months ended March 31, 2018; a decrease of $404,000 or 4.3%. Claims as a percentage of premium earned was 61.3% in the first quarter of 2019 compared to 62.6% in the first quarter of 2018. The primary reason for the decline in claims was a $284,000 decrease in life segment claims coupled with a $106,000 decrease in P&C segment claims.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three months ended March 31, 2019 and 2018 (dollars in thousands):

For the three months ended March 31, 2019			For the three months ended March 31, 2018
Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 1916 (Feb 23-26)	$262	76	Cat 1814 (Feb 24-26)	$148	48
Cat 1918 (Mar 3-4)	693	65	Cat 1817 (Mar 18-20)	584	145
Misc cats less than $100k	—	—	Misc cats less than $100k	26	8
Total Cat losses	$955	141	Total Cat losses	$758	201

Non-cat wind & hail	$2,081	585	Non-cat wind & hail	$1,159	372

During the first quarter of 2019, the P&C segment was impacted by two catastrophe events producing 141 policyholder claims totaling $955,000. In comparison, the P&C segment was impacted by three catastrophe events during the first quarter of 2018 from 201 claims totaling $758,000. During 2019, the P&C segment had reported losses from Cat 1918 totaling $693,000 from 65 claims. This cat event account for 72.6% of total reported losses from cat events during the first quarter of 2019 and added 5.2 percentage points to the first quarter 2019 P&C segment loss ratio. Claims reported from all first quarter 2019 cat events contributed 7.1 percentage points to the first quarter 2019 P&C segment loss ratio. During 2018, the P&C segment had reported losses from Cat 1817 totaling $584,000 from 145 claims. This cat event accounted for 77.0% of total reported losses from cat events during the first quarter of 2018 and added 4.3 percentage points to the first quarter 2018 P&C segment loss ratio. Claims reported from all first quarter 2018 cat events contributed 5.5 percentage points to the first quarter 2018 P&C segment loss ratio.

Non-catastrophe wind and hail claims reported in the first quarter of 2019 were elevated and totaled $2,081,000 compared to non-catastrophe wind and hail claims reported in the first quarter of 2018 totaling $1,159,000; an increase of $922,000. During the first three months of 2019, the P&C segment had 585 non-cat wind and hail claims reported (an average of $3,600 per claim) compared to 372 non-cat wind and hail claims reported during the first three months of 2018 (an average of $3,100 per claim). Non-cat wind and hail claims reported during the first quarter of 2019 accounted for 26.1% of total P&C segment incurred losses in the current year and added 15.5 percentage points to the 2019 P&C segment combined ratio. Non-cat wind and hail claims reported during the first quarter of 2018 accounted for 14.3% of total P&C segment incurred losses in 2018 and added 8.5 percentage points to the 2018 P&C segment combined ratio.

Reported fire losses in the first quarter of 2019 were down $1,289,000 or 27.2% compared to fire losses reported during the first quarter of 2018. The P&C segment had 122 fire losses reported in the first three months of 2019 totaling $3,442,000 compared to 145 claims reported in the first three months of 2018 totaling $4,731,000. The average cost per claim was $28,200 for fire losses reported in the first quarter of 2019 compared to $32,600 for fire losses reported in the first quarter of 2018. Fire losses reported during the first quarter of 2019 added 25.7 percentage points to the P&C segment combined ratio while fire losses reported during the first quarter of 2018 added 34.6 percentage points to the P&C segment combined ratio. Many factors can impact the frequency and severity of fire losses, but the primary factor we observe is the duration of cold weather in our coverage areas. The first quarter of 2018, particularly in January and February, had colder average temperatures compared to 2019. While these colder temperatures can sometimes reduce the impact of severe thunderstorm activity, the colder temperatures typically lead to an increase in fire related losses due to increased use of supplemental heat such as space heaters and wood burning stoves.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended March 31, 2019, policy acquisition costs were $3,013,000 compared to $2,863,000 for the same period in 2018; an increase of $150,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 20.5% in the first three months of 2019 compared to 19.0% for the same period in 2018.

General Expenses:
General and administrative expenses totaled $2,332,000 in the first quarter of 2019 compared to $2,003,000 in the first quarter of 2018; a 16.4% increase. The primary factors contributing to the $329,000 increase in general expenses, in the first quarter of 2019, compared to the same period in 2018, was an increase in director's fees and expenses as well as an increase in employee benefits. Director's fees and expenses were up $162,000 in the first quarter of 2019 compared to the same period in 2018. An increase in interest cost associated with deferred compensation was the primary reason for the increase. Employee benefits were up $205,000 for the three months ended March 31, 2019, compared to the same period last year, due to an increase in interest costs associated with our SERP plan.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $687,000 for the three months ended March 31, 2019, compared to $649,000 for the same period in 2018. As a percentage of net premiums earned, insurance taxes, licenses and fees were 4.7% for the three months ended March 31, 2019, compared to 4.3% for the three months ended March 31, 2018. The primary reason for the increase in taxes, licenses and fees, in the first quarter of 2019, compared to the first quarter of 2018, was due to a slight increase in Mississippi related taxes.

Interest Expense:
Interest expense for the first three months of 2019 was $295,000 compared to $302,000 for the same period in 2018; a decrease of 2.3%. The primary reason for the $7,000 decrease was a reduction in debt outstanding since the first quarter of 2018.

Income Taxes:
For the three-month period ended March 31, 2019, the Company had a pretax income of $2,596,000 compared to pretax income of $632,000 for the same period in 2018. The $153,000 tax expense for the first quarter of 2019 consisted of current tax expense of $245,000 and deferred tax benefit of $92,000. The $161,000 tax expense for the first quarter of 2018 consisted of current tax benefit of $534,000 and deferred tax expense of $695,000. The effective tax rate for the first quarter of 2019 is significantly lower because the gain on COLI benefits is not subject to federal income tax. COLI benefits were previously subject to alternative minimum tax (AMT) but the Tax Cuts and Jobs Act of 2017 eliminated the AMT.

Net Income:
The Company ended the first three months of 2019 with net income of $2,443,000 compared to net income of $471,000 for the same period in 2018. The primary factors contributing to the $1,972,000 increase in net income was the COLI benefit discussed previously coupled with the $404,000 decrease in claims in the first quarter of 2019 compared to the first quarter of 2018.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of March 31, 2019, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$2,188	$—	$2,188	2.19%
Maturity in 1-5 years	16,146	39	16,185	16.17%
Maturity in 5-10 years	26,918	5	26,923	26.89%
Maturity after 10 years	53,431	1,385	54,816	54.75%
	$98,683	$1,429	$100,112	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some fixed maturity securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,764,000, or 4.8%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,766,000, or 4.8%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At March 31, 2019, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $49,942,000, up $4,076,000 compared to $45,866,000 at December 31, 2018.  Components of the change in equity were net income of $2,443,000, comprehensive income due to changes in value of fixed maturity securities of $1,734,000, comprehensive income of $25,000 related to change in value of interest rate swaps and cash dividends paid totaling $126,000.

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

The Company, primarily through its insurance subsidiaries, had $7,418,000 in cash and cash equivalents at March 31, 2019, compared to $5,586,000 at March 31, 2018. Cash provided by operating activities increased cash by $1,709,000 during the three months ended March 31, 2019. The increase in cash from operating activities was primarily driven by net income from operations and a refund of federal income taxes. Cash provided by operating activities increased cash by $1,345,000 for the three months ended March 31, 2018. The increase in cash provided by operating activities in 2018 was primarily driven by net income from operations. Net cash provided by investing activities totaled $201,000 for the three months ended March 31, 2019, compared to cash used of $1,776,000 in 2018. Cash provided by investing activities in 2019 primarily consisted of proceeds from sales and maturities of securities and company owned life insurance. Net cash used in financing activities totaled $168,000 for the three months ended March 31, 2019, compared to $627,000 for the same period last year. During the three months ended March 31, 2019, the Company paid $126,000 in dividends to shareholders. The Company maintains a $700,000 line of credit which matures in March of 2020. We had $700,000 available on our revolving line of credit at March 31, 2019.

The Company had a total of $12,155,000 of long-term debt outstanding as of March 31, 2019, compared to $12,152,000 at December 31, 2018, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $217,000 and $220,000, respectively.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited consolidated financial statements included in our 2018 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2019 is statutorily limited to $1,583,000 in the life insurance subsidiary and $3,464,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $1,500,000 dividends from its subsidiaries during the three months ended March 31, 2019.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,439,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its March 31, 2019 value, the fair value of the Company's common stock investments would decrease by approximately $444,000.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings
Please refer to Note 14 to the condensed consolidated financial statements included herein, and the 2018
Annual Report filed on Form 10-K.

Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the Company’s
Annual Report for 2018 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
January 18, 2019	January 22, 2019	Press release, dated January 22, 2019, issued by The National Security Group, Inc.
February 28, 2019	February 28, 2019	Press release, dated February 28, 2019, issued by The National Security Group, Inc.

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

Date: May 14, 2019