Form 10-Q
period 2019-06-30
NATIONAL SECURITY GROUP INC
filed 2019-08-13
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2019

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

Large accelerated filer     ☐                         Accelerated filer          ☐
Non-accelerated filer      ☑                         Smaller reporting company      ☑
Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

As of August 13, 2019, there were 2,531,552 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

PART I. Financial Information
Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30, 2019	December 31, 2018
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2019 - $1,442; 2018 - $1,443)	$1,388	$1,449
Fixed maturities available-for-sale, at estimated fair value (cost: 2019 - $100,084; 2018 - $96,877)	102,744	95,125
Equity securities, at estimated fair value (cost: 2019 - $1,849; 2018 - $1,842)	4,465	4,306
Trading securities	141	107
Mortgage loans on real estate, at cost	151	156
Investment real estate, at book value	2,934	2,945
Policy loans	1,876	1,854
Company owned life insurance	4,631	4,600
Other invested assets	2,217	2,148
Total Investments	120,547	112,690
Cash and cash equivalents	5,627	5,676
Accrued investment income	757	774
Policy receivables and agents' balances, net	13,145	11,185
Reinsurance recoverable	326	1,772
Deferred policy acquisition costs	7,895	7,834
Property and equipment, net	1,590	1,649
Income tax recoverable	993	1,463
Deferred income tax asset, net	—	716
Other assets	978	472
Total Assets	$151,858	$144,231
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$7,020	$8,208
Accident and health benefit and loss reserves	3,772	3,803
Life and annuity benefit and loss reserves	33,990	33,671
Unearned premiums	32,283	29,999
Policy and contract claims	887	792
Other policyholder funds	1,480	1,515
Short-term notes payable and current portion of long-term debt	2,200	2,200
Long-term debt	12,158	12,152
Deferred income tax liability	53	—
Other liabilities	6,962	6,025
Total Liabilities	100,805	98,365
Contingencies
Shareholders' equity
Common stock	2,532	2,527
Additional paid-in capital	5,602	5,554
Accumulated other comprehensive income (loss)	1,961	(1,570)
Retained earnings	40,958	39,355
Total Shareholders' Equity	51,053	45,866
Total Liabilities and Shareholders' Equity	$151,858	$144,231
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
REVENUES
Net premiums earned	$14,990	$15,260	$29,708	$30,319
Net investment income	957	995	1,919	1,915
Investment gains (losses)	117	(200)	2,237	(464)
Other income	146	148	292	309
Total Revenues	16,210	16,203	34,156	32,079
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	10,900	9,772	19,923	19,199
Amortization of deferred policy acquisition costs	839	787	1,819	1,590
Commissions	1,978	1,732	4,011	3,792
General and administrative expenses	2,416	2,668	4,748	4,671
Taxes, licenses and fees	599	349	1,286	998
Interest expense	291	309	586	611
Total Benefits, Losses and Expenses	17,023	15,617	32,373	30,861

Income (Loss) Before Income Taxes	(813)	586	1,783	1,218

INCOME TAX EXPENSE (BENEFIT)
Current	(148)	216	97	(318)
Deferred	(78)	(87)	(170)	608
	(226)	129	(73)	290

Net Income (Loss)	$(587)	$457	$1,856	$928

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.23)	$0.18	$0.73	$0.37

DIVIDENDS DECLARED PER SHARE	$0.05	$0.05	$0.10	$0.10

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income (loss)	$(587)	$457	$1,856	$928

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $12 and $102 for 2019 and 2018, respectively	1,752	(811)	3,486	(2,187)
Unrealized gain on interest rate swap	20	75	45	207

Other comprehensive income (loss), net of tax	1,772	(736)	3,531	(1,980)

Comprehensive income (loss)	$1,185	$(279)	$5,387	$(1,052)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital
Balance at December 31, 2018	$45,866	$39,355	$(1,570)	$2,527	$5,554

Comprehensive income:

Net income for June 30, 2019	1,856	1,856	—	—	—

Other comprehensive income (net of tax)	3,531	—	3,531	—	—

Common stock issued	53	—	—	5	48

Cash dividends	(253)	(253)	—	—	—

Balance at June 30, 2019	$51,053	$40,958	$1,961	$2,532	$5,602

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital
Balance at December 31, 2017	$47,625	$36,974	$2,646	$2,522	$5,483

Cumulative effect of change in accounting principle	—	2,107	(2,107)	—	—

Comprehensive income:

Net income for June 30, 2018	928	928	—	—	—

Other comprehensive loss (net of tax)	(1,980)	—	(1,980)	—	—

Common stock issued	76	—	—	5	71

Cash dividends	(252)	(252)	—	—	—

Balance at June 30, 2018	$46,397	$39,757	$(1,441)	$2,527	$5,554

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$1,856	$928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	143	169
Net (gains) losses on investments	(2,237)	464
Deferred income taxes	(170)	608
Amortization of deferred policy acquisition costs	1,819	1,590
Changes in assets and liabilities:
Change in accrued investment income	17	(40)
Change in reinsurance recoverable	1,446	88
Policy acquisition costs deferred	(1,880)	(1,606)
Change in accrued income taxes	470	(318)
Change in net policy liabilities and claims	(485)	800
Change in other assets/liabilities, net	472	(270)
Other, net	5	5
Net cash provided by operating activities	1,456	2,418
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(9,925)	(10,579)
Trading securities and short-term investments	(26)	—
Property and equipment	(3)	(8)
Proceeds from sale or maturities of:
Held-to-maturity securities	62	99
Available-for-sale securities	6,650	6,570
Real estate held for investment	11	188
Other invested assets, net	2,014	(39)
Net cash used in investing activities	(1,217)	(3,769)
Cash Flows from Financing Activities
Change in other policyholder funds	(35)	2
Change in short-term notes payable	—	(500)
Dividends paid	(253)	(252)
Net cash used in financing activities	(288)	(750)
Net change in cash and cash equivalents	(49)	(2,101)
Cash and cash equivalents, beginning of year	5,676	6,644
Cash and cash equivalents, end of period	$5,627	$4,543
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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,528,233 at June 30, 2019 and 2,523,484 at June 30, 2018. The Company did not have any dilutive securities as of June 30, 2019 and 2018.

Reclassifications
Certain 2018 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2019 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At June 30, 2019, the net amount exceeding FDIC insured limits was $4,362,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At June 30, 2019, the single largest balance due from one agent totaled $805,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At June 30, 2019 and December 31, 2018, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At June 30, 2019, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

The amortized cost and aggregate fair values of investments in available-for-sale securities as of June 30, 2019 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,164	$128	$19	$4,273
Agency mortgage backed securities	31,662	1,101	119	32,644
Asset backed securities	11,176	37	170	11,043
Private label mortgage backed securities	7,164	456	—	7,620
Corporate bonds	37,035	1,321	248	38,108
States, municipalities and political subdivisions	8,071	133	2	8,202
Foreign governments	812	42	—	854
Total fixed maturities	100,084	3,218	558	102,744
Equity securities	1,849	2,616	—	4,465
Total	$101,933	$5,834	$558	$107,209

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of June 30, 2019 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$1,388	$54	$—	$1,442
Total	$1,388	$54	$—	$1,442

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

The amortized cost and aggregate fair value of debt securities at June 30, 2019, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,878	$1,890
Due after one year through five years	17,029	17,432
Due after five years through ten years	27,236	27,764
Due after ten years	53,941	55,658
Total	$100,084	$102,744

Held-to-maturity securities:
Due in one year or less	$—	$—
Due after one year through five years	36	38
Due after five years through ten years	4	5
Due after ten years	1,348	1,399
Total	$1,388	$1,442

A summary of securities available-for-sale with unrealized losses as of June 30, 2019, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
June 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
U.S. Government corporations and agencies	$—	$—	$500	$19	$500	$19	1
Agency mortgage backed securities	1,032	11	4,895	108	5,927	119	15
Asset backed securities	3,282	65	4,908	105	8,190	170	12
Corporate bonds	2,188	61	6,297	187	8,485	248	15
States, municipalities and political subdivisions	—	—	520	2	520	2	1
	$6,502	$137	$17,120	$421	$23,622	$558	44

There were no securities held-to-maturity with unrealized losses as of June 30, 2019.

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

For the six months ended June 30, 2019, the Company realized no other-than-temporary impairments. For the year ended December 31, 2018, the Company realized $16,000 other-than-temporary impairments. At June 30, 2019, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $45,000, $39,000 and $33,000. Each of these losses were driven by changes in market interest rates. At December 31, 2018, the three largest losses not realized as an impairment was in the fixed maturity portfolio totaled $145,000, $99,000 and $94,000.

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Fixed maturities	$934	$963	$1,871	$1,854
Equity securities	20	20	47	40
Mortgage loans on real estate	2	2	4	4
Investment real estate	1	—	3	1
Policy loans	35	35	69	70
Other	4	7	7	15
	996	1,027	2,001	1,984
Less: Investment expenses	39	32	82	69
Net investment income	$957	$995	$1,919	$1,915

Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Realized gains on fixed maturities	$5	$48	$15	$129
Gains (losses) on trading securities	5	—	8	—
Change in fair value of equity securities	26	(163)	152	(369)
Change in surrender value of company owned life insurance	81	3	270	(136)
Realized gain on company owned life insurance	—	—	1,792	—
Other, principally real estate	—	(88)	—	(88)
Net investment gains (losses)	$117	$(200)	$2,237	$(464)

An analysis of the net change in unrealized gains (losses) on available-for-sale securities follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Fixed maturities	$4,412	$(3,042)
Deferred income tax	(926)	638
Change in net unrealized gains (losses) on available-for-sale securities	$3,486	$(2,404)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,273	$4,273	$—	$—
Agency mortgage backed securities	32,644	18,788	13,856	—
Asset backed securities	11,043	2,823	8,220	—
Corporate bonds	38,108	—	38,108	—
Private label asset backed securities	7,620	1,367	6,253	—
States, municipalities and political subdivisions	8,202	—	8,202	—
Foreign governments	854	854	—	—
Trading securities	141	141	—	—
Equity securities	4,465	3,275	—	1,190
Total Financial Assets	$107,350	$31,521	$74,639	$1,190
Financial Liabilities
Interest rate swap	$(177)	$—	$—	$(177)
Total Financial Liabilities	$(177)	$—	$—	$(177)

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

As of June 30, 2019, Level 3 fair value measurements of assets include $1,190,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of June 30, 2019, Level 3 fair value measurements of liabilities include $177,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling tools

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 (in thousands):

For the six months June 30, 2019	Equity Securities	Interest Rate Swap
Beginning balance	$1,125	$(234)
Total gains or losses (realized and unrealized):
Included in earnings	65	—
Included in other comprehensive income	—	57
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,190	$(177)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of June 30, 2019:	$—	$—

For the six months ended June 30, 2019, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019		December 31, 2018
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,388	$1,442	$1,449	$1,443
Mortgage loans	151	151	156	156
Policy loans	1,876	1,876	1,854	1,854
Company owned life insurance	4,631	4,631	4,600	4,600
Other invested assets	2,217	2,217	2,148	2,148
Liabilities and related instruments
Other policyholder funds	1,480	1,480	1,515	1,515
Short-term notes payable and current portion of long-term debt	2,200	2,200	2,200	2,200
Long-term debt	12,158	12,158	12,152	12,152

NOTE 5 – PROPERTY AND EQUIPMENT
Major categories of property and equipment are summarized as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Building and improvements	$3,378	$3,378
Electronic data processing equipment	1,508	1,504
Furniture and fixtures	477	477
	5,363	5,359
Less accumulated depreciation	3,773	3,710
Property and equipment, net	$1,590	$1,649
Depreciation expense for the six months ended June 30, 2019 was $62,000 ($161,000 for the year ended December 31, 2018).

NOTE 6 – INCOME TAXES
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (TCJA), a comprehensive tax legislation which, among other things, reduced the Company's statutory federal income tax rate from 34% to 21% effective January 1, 2018. In addition to the reduction in tax rates, the TCJA made broad and complex changes to the Internal Revenue Code that introduced changes to many tax related exclusions, deductions and credits. At December 31, 2017, $1,575,000 in AMT credit was booked as a deferred tax asset. Effective December 31, 2018, the Company recognized the AMT credit in federal income tax recoverable as Management anticipates $1,077,000 will be recovered with the 2018 return and the remainder recovered by 2021 pursuant to allowable amounts under the TCJA. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized a net deferred tax liability position of $53,000 at June 30, 2019 and a net deferred tax asset position of $716,000 at December 31, 2018.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of June 30, 2019	As of December 31, 2018
General expenses	$1,142	$1,067
Unearned premiums	1,356	1,265
Claims liabilities	565	552
Impairment on real estate owned	119	119
Unrealized losses on securities available-for-sale	—	368
Unrealized loss on interest rate swaps	37	49
Deferred tax assets	3,219	3,420

Trading securities	(1)	—
Depreciation	(75)	(79)
Deferred policy acquisition costs	(1,658)	(1,645)
Pre-1984 policyholder surplus account	(430)	(463)
Unrealized gains on securities available-for-sale	(559)	—
Unrealized gains on equity securities	(549)	(517)
Deferred tax liabilities	(3,272)	(2,704)
Net deferred tax asset (liability)	$(53)	$716
The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Six months ended June 30,
	2019	2018
Deferred policy acquisition costs	$13	$4
Trading securities	1	—
Unearned premiums	(91)	(79)
General expenses	(75)	(2)
Depreciation	(4)	(6)
Claims liabilities	(13)	14
AMT credit	—	787
Impact of repeal of special provision on pre-1984 policyholder surplus	(33)	(33)
Unrealized gains on equity securities	32	(77)
Deferred income tax expense (benefit)	$(170)	$608
Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Six months ended June 30,
	2019	2018
Federal income tax rate applied to pre-tax income/loss	21.0%	21.0%
Dividends received deduction and tax-exempt interest	(0.5)%	(1.2)%
Company owned life insurance	(24.3)%	2.3%
Other, net	(0.2)%	1.7%
Effective federal income tax rate	(4.0)%	23.8%

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

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%. Unsecured.	$2,200	$2,200
	$2,200	$2,200
Long-term debt consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $157,000 in debt issuance cost ($155,000 in 2018); maturity December 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	$9,124	$9,120

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $59,000 in debt issuance cost ($60,000 in 2018); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,034	3,032
	$12,158	$12,152

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

The swaps entered into in 2009 and 2010 have fair values of $0 and $177,000 (liability), respectively, for a total liability of $177,000 at June 30, 2019 ($234,000 at December 31, 2018).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $45,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at June 30, 2019.  A net valuation gain of $295,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2018.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At June 30, 2019, the Company has securities on deposit with fair market values of $297,000 ($297,000 all of which is posted as collateral). At December 31, 2018, the Company had securities on deposit with fair market values of $932,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Six months ended June 30,
	2019	2018
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$8,208	$7,075
Less reinsurance recoverable on unpaid losses	1,384	327
Net balances at beginning of year	6,824	6,748
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	18,491	17,375
Estimated claims and claim adjustment expenses for claims arising in prior years	(943)	(896)
Total increases	17,548	16,479
Claims and claim adjustment expense payments for claims arising in:
Current year	14,392	13,424
Prior years	3,162	3,144
Total payments	17,554	16,568
Net balance at end of period	6,818	6,659
Plus reinsurance recoverable on unpaid losses	202	188
Claims and claim adjustment expense reserves at end of period	$7,020	$6,847

Claim and claim adjustment expense reserves at before reinsurance recoverable at June 30, 2019 was comparable to the same period last year. Reinsurance recoverable on unpaid losses was higher due to amounts recoverable on unpaid losses associated with Hurricane Michael. The estimate for claims arising in prior years was reduced $946,000 in 2019 (reduced $896,000 in 2018) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves
The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $447,000 at June 30, 2019 ($358,000 at December 31, 2018). These claims are a component of policy and contract claims which totaled $887,000 at June 30, 2019 ($792,000 at December 31, 2018).

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

At June 30, 2019, the largest reinsurance recoverable of a single reinsurer was $15,000 ($125,000 at December 31, 2018). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the six months ended June 30, 2019 and 2018 amounted to $90,000 and $88,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the six months ended June 30, 2019 and 2018 amounted to an approximate increase of $346,000 and $16,000 in employee benefit related expenses, respectively.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were no contributions during the six months ended June 30, 2019 and contributions of $232,000 during the six months ended June 30, 2018. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

NOTE 11 – SHAREHOLDERS' EQUITY

During the six months ended June 30, 2019 and year ended December 31, 2018, changes in shareholders' equity consisted of net income of $1,856,000 and net income of $779,000, respectively; dividends paid of $253,000 in 2019 and $505,000 in 2018; other comprehensive income of $3,531,000 in 2019 and other comprehensive loss of $2,109,000 in 2018.  Other comprehensive income/loss consisted of changes in accumulated unrealized gains/losses on securities available-for-sale and changes in accumulated unrealized losses on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,531,552	2,531,552	3,000,000	2,527,136	2,527,136

On May 17, 2019, 4,416 shares of common stock were issued to directors as compensation under the 2009 Equity Incentive Plan previously approved by shareholders.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Six months ended June 30,
	2019	2018
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(185)	$(480)
Other comprehensive income for period:
Other comprehensive gain before reclassifications	45	207
Net current period other comprehensive income	45	207
Balance at end of period	$(140)	$(273)

Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$(1,385)	$3,126
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	3,498	(2,085)
Reclassification adjustment - gains on equity securities	—	(2,107)
Amounts reclassified from accumulated other comprehensive income (loss)	(12)	(102)
Net current period other comprehensive income (loss)	3,486	(4,294)
Balance at end of period	$2,101	$(1,168)

Total Accumulated Other Comprehensive Income (Loss) at end of period	$1,961	$(1,441)

The following table presents the amounts reclassified out of AOCI for the six months ended June 30, 2019 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$15	Net investment gains
	15	Total before tax
	(3)	Tax (expense) or benefit
	$12	Net of Tax
The following table presents the amounts reclassified out of AOCI for the six months ended June 30, 2018 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$129	Net investment gains
	129	Total before tax
	(27)	Tax (expense) or benefit
	$102	Net of Tax

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

Total assets by industry segment at June 30, 2019 and December 31, 2018 are summarized below (dollars in thousands):

Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

June 30, 2019	$151,858	$84,021	$63,485	$4,352

December 31, 2018	$144,231	$80,994	$59,479	$3,758

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

Premium revenues and operating income by business segment for the three and six months ended June 30, 2019 and 2018 are summarized below (dollars in thousands):

Three months ended June 30, 2019	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUE
Net premiums earned	$13,467	$1,523	$—	$—	$14,990
Net investment income	442	639	11	(135)	957
Investment gains	18	83	16	—	117
Other income	146	217	284	(501)	146
	14,073	2,462	311	(636)	16,210
BENEFITS AND EXPENSES
Policyholder benefits paid	9,566	1,448	—	(114)	10,900
Amortization of deferred policy acquisition costs	681	158	—	—	839
Commissions	1,920	58	—	—	1,978
General and administrative expenses	2,196	467	275	(522)	2,416
Taxes, licenses and fees	539	60	—	—	599
Interest expense	—	11	280	—	291
	14,902	2,202	555	(636)	17,023
Income (Loss) Before Income Taxes	(829)	260	(244)	—	(813)
INCOME TAX EXPENSE (BENEFIT)	(192)	23	(57)	—	(226)
Net Income (Loss)	$(637)	$237	$(187)	$—	$(587)

Three months ended June 30, 2018	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUE
Net premiums earned	$13,711	$1,549	$—	$—	$15,260
Net investment income	435	681	14	(135)	995
Investment losses	(58)	(142)	—	—	(200)
Other income	148	245	279	(524)	148
	14,236	2,333	293	(659)	16,203
BENEFITS AND EXPENSES
Policyholder benefits paid	8,391	1,523	—	(142)	9,772
Amortization of deferred policy acquisition costs	690	97	—	—	787
Commissions	1,665	67	—	—	1,732
General and administrative expenses	2,334	582	269	(517)	2,668
Taxes, licenses and fees	313	36	—	—	349
Interest expense	—	13	296	—	309
	13,393	2,318	565	(659)	15,617
Income (Loss) Before Income Taxes	843	15	(272)	—	586
INCOME TAX EXPENSE (BENEFIT)	171	15	(57)	—	129
Net Income (Loss)	$672	$—	$(215)	$—	$457

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

Six months ended June 30, 2019	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUE
Net premiums earned	$26,728	$2,980	$—	$—	$29,708
Net investment income	851	1,314	24	(270)	1,919
Investment gains	2,041	177	19	—	2,237
Other income	282	463	519	(972)	292
	29,902	4,934	562	(1,242)	34,156
BENEFITS AND EXPENSES
Policyholder benefits paid	17,548	2,613	—	(238)	19,923
Amortization of deferred policy acquisition costs	1,362	457	—	—	1,819
Commissions	3,876	135	—	—	4,011
General and administrative expenses	4,130	940	682	(1,004)	4,748
Taxes, licenses and fees	1,131	155	—	—	1,286
Interest expense	—	21	565	—	586
	28,047	4,321	1,247	(1,242)	32,373
Income (Loss) Before Income Taxes	1,855	613	(685)	—	1,783
INCOME TAX EXPENSE (BENEFIT)	(43)	119	(149)	—	(73)
Net Income (Loss)	$1,898	$494	$(536)	$—	$1,856

Six months ended June 30, 2018	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUE
Net premiums earned	$27,242	$3,077	$—	$—	$30,319
Net investment income	825	1,332	28	(270)	1,915
Investment losses	(371)	(93)	—	—	(464)
Other income	308	463	506	(968)	309
	28,004	4,779	534	(1,238)	32,079
BENEFITS AND EXPENSES
Policyholder benefits paid	16,479	2,972	—	(252)	19,199
Amortization of deferred policy acquisition costs	1,380	210	—	—	1,590
Commissions	3,677	115	—	—	3,792
General and administrative expenses	4,113	1,231	313	(986)	4,671
Taxes, licenses and fees	866	132	—	—	998
Interest expense	—	25	586	—	611
	26,515	4,685	899	(1,238)	30,861
Income (Loss) Before Income Taxes	1,489	94	(365)	—	1,218
INCOME TAX EXPENSE (BENEFIT)	333	33	(76)	—	290
Net Income (Loss)	$1,156	$61	$(289)	$—	$928

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2019 and 2018, respectively:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Life, accident and health operations premiums written:
Traditional life insurance	$1,032	$1,077	$2,089	$2,197
Accident and health insurance	348	396	753	811
Gross life, accident and health	1,380	1,473	2,842	3,008
Reinsurance premium ceded	(15)	(28)	(53)	(59)
Net life, accident and health premiums written	$1,365	$1,445	$2,789	$2,949
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$10,411	$10,113	$20,339	$19,666
Homeowners (Including mobile homeowners)	5,892	6,064	10,863	11,376
Other liability	607	594	1,182	1,159
Gross property and casualty	16,910	16,771	32,384	32,201
Reinsurance premium ceded	(1,927)	(1,735)	(3,225)	(2,889)
Net property and casualty written	$14,983	$15,036	$29,159	$29,312
Consolidated gross premiums written	$18,290	$18,244	$35,226	$35,209
Reinsurance premium ceded	(1,942)	(1,763)	(3,278)	(2,948)
Consolidated net premiums written	$16,348	$16,481	$31,948	$32,261

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2019 and 2018, respectively:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Life, accident and health operations premiums earned:
Traditional life insurance	$1,151	$1,182	$2,241	$2,326
Accident and health insurance	387	395	792	810
Gross life, accident and health	1,538	1,577	3,033	3,136
Reinsurance premium ceded	(15)	(28)	(53)	(59)
Net life, accident and health premiums earned	$1,523	$1,549	$2,980	$3,077
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,477	$9,273	$18,757	$18,389
Homeowners (Including mobile homeowners)	5,211	5,474	10,407	10,971
Other liability	553	546	1,094	1,076
Gross property and casualty	15,241	15,293	30,258	30,436
Reinsurance premium ceded	(1,774)	(1,582)	(3,530)	(3,194)
Net property and casualty earned	$13,467	$13,711	$26,728	$27,242
Consolidated gross premiums earned	$16,779	$16,870	$33,291	$33,572
Reinsurance premium ceded	(1,789)	(1,610)	(3,583)	(3,253)
Consolidated net premiums earned	$14,990	$15,260	$29,708	$30,319

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

The Company's property & casualty subsidiaries had one action remaining in Texas filed in the aftermath of Hurricane Ike at June 30, 2019. This is an individual action with allegations of underpayment of a hurricane-related claim. The suit seeks a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.

The Company maintains loss and loss adjustment expense reserves on litigated claims that occur in the routine course of business in the insurance operations of the subsidiaries. These reserves are included in the liability for benefit and loss reserves on the balance sheet.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2019 was $518,000 ($533,000 in 2018). Cash received from income taxes during the six months ended June 30, 2019 was $373,000. There was no cash received from or paid for income taxes during the six months ended June 30, 2018.

During the six months ended June 30, 2019, non-cash changes in equity included $5,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $48,000 increase in additional paid-in capital.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of The National Security Group, Inc.

We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. as of June 30, 2019, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2019 and 2018, the condensed consolidated statements of changes in shareholders’ equity for the six-month period ended June 30, 2019 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018. These condensed consolidated financial statements are the responsibility of the company’s management.

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

August 13, 2019

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three and six month periods ended June 30, 2019 and 2018.

The National Security Group, Inc. operates in ten states with 45.7% of total premium revenue generated in the states of Alabama and Mississippi.  The Company is made up of the following two segments:

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

All of the insurance subsidiaries are Alabama domiciled insurance companies; therefore, the Alabama Department of Insurance is the primary insurance regulator.  However, each subsidiary is subject to regulation by the respective insurance regulators of each state in which it is licensed to transact business.  Insurance rates charged by each of the insurance subsidiaries are typically subject to review and approval by the insurance department for the respective state in which the rates apply.

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

Summary:
For the three months ended June 30, 2019, the Company had a net loss of $587,000, $0.23 loss per share, compared to net income of $457,000, $0.18 income per share, for the three months ended June 30, 2018; a quarterly decline of $1,044,000. The decrease in net income was driven by an increase in claims; primarily in the P&C segment. Pretax loss from operations for the second quarter of 2019 totaled $930,000 compared to a pretax income from operations of $786,000 in the second quarter of 2018. The primary reason for the $1,716,000 decline in pretax income from operations in the second quarter of 2019, compared to the same period in 2018, was a $1,128,000 increase in policyholder claims coupled with a $270,000 decrease in net premiums earned. The decline in net premiums earned was due to an increase in ceded premium related to higher cost of catastrophe reinsurance in our P&C segment.

For the six months ended June 30, 2019, the Company had net income of $1,856,000, $0.73 income per share, compared to a net income of $928,000, $0.37 income per share, for the six months ended June 30, 2018. The year to date pretax loss from operations in 2019 totaled $454,000 compared to a pretax income from operations of $1,682,000 in 2018. The primary reason for the $2,136,000 decrease in pretax income from operations in 2019, compared to the same period in 2018, was a $724,000 increase in policyholder benefits (primarily driven by an increase in claims in the P&C segment) coupled with a $611,000 decrease in net premiums earned. The decline in net premiums earned was due to an 10.1% increase in ceded premium related to higher cost of catastrophe reinsurance in our P&C segment.

Financial results for the three and six months ended June 30, 2019 and 2018 were as follows:

Unaudited Consolidated Financial Summary	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share)	2019	2018	2019	2018
Gross premiums written	$18,290	$18,244	$35,226	$35,209
Net premiums written	$16,348	$16,481	$31,948	$32,261

Net premiums earned	$14,990	$15,260	$29,708	$30,319
Net investment income	957	995	1,919	1,915
Net investment gains (losses)	117	(200)	2,237	(464)
Other income	146	148	292	309
Total Revenues	16,210	16,203	34,156	32,079
Policyholder benefits and settlement expenses	10,900	9,772	19,923	19,199
Amortization of deferred policy acquisition costs	839	787	1,819	1,590
Commissions	1,978	1,732	4,011	3,792
General and administrative expenses	2,416	2,668	4,748	4,671
Taxes, licenses and fees	599	349	1,286	998
Interest expense	291	309	586	611
Total Benefits, Losses and Expenses	17,023	15,617	32,373	30,861
Income (Loss) Before Income Taxes	(813)	586	1,783	1,218
Income tax expense (benefit)	(226)	129	(73)	290
Net Income (Loss)	$(587)	$457	$1,856	$928
Income (Loss) Per Common Share	$(0.23)	$0.18	$0.73	$0.37
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$(587)	$457	$1,856	$928
Income tax expense (benefit)	(226)	129	(73)	290
Investment (gains) losses, net	(117)	200	(2,237)	464
Pretax Income (Loss) From Operations	$(930)	$786	$(454)	$1,682

Three-month period ended June 30, 2019 compared to three-month period ended June 30, 2018

Premium Revenue:
For the three-month period ended June 30, 2019, net premiums earned were down $270,000 at $14,990,000 compared to $15,260,000 during the same period in 2018. The decrease in premium revenue was primarily attributable to a 1.8% decrease in net premiums earned in the P&C segment coupled with a 1.7% decrease in net premiums earned in the life segment.

Investment Gains (Losses):
Investment gains for the three-month period ended June 30, 2019 were $117,000 compared to investment losses of $200,000 for the three-month period ended June 30, 2018. The primary reason for the $317,000 increase in second quarter investment gains compared to the second quarter of 2018 investment losses was an increase in value of equity investments held for sale.

Net Income (Loss):
For the quarter ended June 30, 2019, the Company had a net loss of $587,000, $0.23 loss per share, compared to net income of $457,000, $0.18 income per share, for the same period in 2018; a decline of $1,044,000. As discussed above, an increase in frequency of severe thunderstorm related losses was the primary factor contributing to the net loss in the second quarter of the current year compared to net income for the same period last year.

Pretax Income (Loss) from Operations:
For the three months ended June 30, 2019, our pretax loss from operations was $930,000 compared to pretax income from operations of $786,000 for the three months ended June 30, 2018; a decrease of $1,716,000. An increase in severe thunderstorm activity during the second quarter of 2019 compared to the same period last year was the primary factor contributing to the pretax loss from operations. During the second quarter of 2019, the P&C segment was impacted by 11 cat events (including development from three first quarter 2019 cat events) with reported losses and LAE totaling $1,908,000 compared to eight cat events (including development from three first quarter 2018 cat events) totaling $1,714,000 during the second quarter of 2018. In addition, reported losses from non-catastrophe related severe thunderstorm activity was also up during the second quarter of 2019 compared to the same period last year. Non-catastrophe wind and hail claims reported during the second quarter of 2019 totaled $3,103,000 compared to $2,118,000 during the second quarter of 2018; an increase of $985,000.

P&C Segment Combined Ratio:
In order to present information as analyzed by Company management, the P&C segment combined ratio in this Management Discussion and Analysis is presented before certain intercompany eliminations. These intercompany eliminations, which are presented in Note 13 to the Condensed Consolidated Financial Statements, primarily include management and service fees paid by each subsidiary to NSEC, along with fees and expenses of the Company's employee claims adjusters. Claims adjusters are employees of NSIC but provide claim adjustment services to NSFC at rates comparable to those paid to independent (non-employee) adjusters utilized by NSFC. Management believes that the analysis of the P&C segment combined ratio prior to elimination of the intercompany transactions provides a more realistic view of performance.

The P&C segment ended the second quarter of 2019 with a GAAP basis combined ratio of 109.5%. Reported catastrophe losses totaled $1,908,000 for the quarter and added 14.0 percentage points to the combined ratio. In comparison, the P&C segment ended the second quarter of 2018 with a GAAP basis combined ratio of 96.6% with catastrophe losses increasing the combined ratio by 12.4 percentage points. Partially offsetting the increase in reported catastrophe losses in the second quarter of 2019 was a reduction in reported fire losses of $107,000 in the second quarter of 2019 compared to the second quarter of 2018. Reported fire losses for the second quarter of 2019 totaled $3,503,000 and added 25.7 percentage points to the second quarter 2019 combined ratio. In comparison, second quarter 2018 reported fire losses totaled $3,610,000 and added 26.0 percentage points to the second quarter 2018 combined ratio.

Six-month period ended June 30, 2019 compared to six-month period ended June 30, 2018

Premium Revenue:
For the six-month period ended June 30, 2019, net premiums earned were down $611,000 at $29,708,000 compared to $30,319,000 during the same period in 2018. The decrease in premium revenue was primarily driven by a decline in net earned premium in the P&C segment of $514,000. The decline in gross earned premium was primarily attributable to a decrease in our surplus lines business in coastal Louisiana. In addition, P&C segment ceded premium was up

$336,000 or 10.5%, in 2019, compared to the same period in 2018 due to an increase in cost of our catastrophe reinsurance.

Investment Gains (Losses):
Investment gains for the six-month period ended June 30, 2019 were $2,237,000 compared to investment losses of $464,000 for the six-month period ended June 30, 2018. The primary reason for the increase in 2019 investment gains compared to the 2018 investment losses was a gain on our company owned life insurance (COLI) investment of $1,792,000.

In 2018, due to a change in GAAP, unrealized gains and losses on equity investments are required to be reported as a component of investment gains/losses on the statement of operations. These amounts were previously reported as a component of Other Comprehensive Income. For the six months ended June 30, 2019, investment gains include a $152,000 increase in accumulated gains on equity securities held for investment. This increase in accumulated gains was driven by an overall improvement in stock market returns experienced in the second quarter of 2019.

Net Income:
For the six months ended June 30, 2019, the Company had net income of $1,856,000, $0.73 income per share, compared to net income of $928,000, $0.37 income per share, for the same period in 2018. The primary reason for the increase in 2019 earnings compared to 2018 earnings was the gain on company owned life insurance mentioned previously.

Pretax Income (Loss) from Operations:
For the six-month period ended June 30, 2019, our pretax loss from operations was $454,000 compared to a pretax income from operations of $1,682,000 for the six-month period ended June 30, 2018; a decrease of $2,136,000. The primary reasons for the pretax loss from operations in the 2019 compared to the pretax income from operations for same period in 2018 was a $724,000 increase in claims coupled with a decrease of $611,000 in net premiums earned driven by an increase in ceded premium related to our catastrophe reinsurance cost.

P&C Segment Combined Ratio:
For the six months ended June 30, 2019, the P&C segment had a GAAP combined ratio of 103.8%. Reported claims from cat events totaling $2,863,000 combined with reported claims from non-catastrophe wind and hail totaling $5,184,000 increased the P&C segment combined ratio in 2019 by 29.8 percentage points. In comparison, for the six months ended June 30, 2018, the P&C segment had a GAAP combined ratio of 96.2%. Reported claims from cat events totaling $2,472,000 combined with reported claims from non-catastrophe wind and hail totaling $3,277,000 increased the P&C segment combined ratio in 2018 by 20.9 percentage points. Partially offsetting the increase in catastrophe losses and non-cat wind and hail losses in 2019 was a decrease in reported fire losses of $1,396,000 compared to the same period in the prior year.

Overview - Balance Sheet highlights at June 30, 2019 compared to December 31, 2018

Selected Balance Sheet Highlights	June 30, 2019	December 31, 2018
(dollars in thousands)	(UNAUDITED)
Invested Assets	$120,547	$112,690
Cash	$5,627	$5,676
Total Assets	$151,858	$144,231
Policy Liabilities	$79,432	$77,988
Total Debt	$14,358	$14,352
Accumulated Other Comprehensive Income (Loss)	$1,961	$(1,570)
Shareholders' Equity	$51,053	$45,866
Book Value Per Share	$20.16	$18.15

Invested Assets:
Invested assets as of June 30, 2019 were $120,547,000 compared to $112,690,000 as of December 31, 2018; an increase of 7.0%. The increase in invested assets was due to reinvestment of $1,456,000 in positive cash flow from operating activities coupled with a $4,412,000 increase in market value of fixed income securities available for sale.

Significant declines in market interest rates over the past six months was the primary driver of the increase in market value of fixed income securities.

Cash:
The Company, primarily through its insurance subsidiaries, had $5,627,000 in cash and cash equivalents at June 30, 2019, virtually unchanged compared to $5,676,000 at December 31, 2018.

Total Assets:
Total assets as of June 30, 2019 were $151,858,000 compared to $144,231,000 at December 31, 2018. Positive cash flow from insurance operations contributed to an increase in purchases of fixed maturity securities and a $4,412,000 increase in market value of our portfolio of fixed maturity securities further contributed to the increase in total assets for the first six months of 2019.

Policy Liabilities:
Policy related liabilities were $79,432,000 at June 30, 2019, compared to $77,988,000 at December 31, 2018; an increase of $1,444,000 or 1.9%. The primary reason for the increase in policy liabilities in 2019 compared to 2018 was an increase in unearned premium. This increase in unearned premium is seasonal as we typically issue and renew a larger number of annual insurance contracts during the first and second quarters of each year compared to the remainder of the year.

Debt Outstanding:
Total debt at June 30, 2019 was virtually unchanged at $14,358,000 compared to $14,352,000 at December 31, 2018. We expect to retire the remaining $2,200,000 in short-term debt in November of 2019.

Shareholders' Equity:
Shareholders' equity as of June 30, 2019 was $51,053,000, up $5,187,000 compared to December 31, 2018 Shareholders' equity of $45,866,000. Book value per share was $20.16 at June 30, 2019, compared to $18.15 per share at December 31, 2018; an increase of 11.1% or $2.01 per share. The primary factors contributing to the increase in both book value per share and Shareholders' equity were net income of $1,856,000 and accumulated other comprehensive income of $3,531,000. Offsetting the increase in Shareholders' equity was shareholder dividends paid of $253,000.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended June 30,		Percent
	2019	2018	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,151	$1,182	(2.6)%
Accident and health insurance	387	395	(2.0)%
Gross life, accident and health	1,538	1,577	(2.5)%
Reinsurance premium ceded	(15)	(28)	(46.4)%
Net life, accident and health premiums earned	$1,523	$1,549	(1.7)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,477	$9,273	2.2%
Homeowners (Including mobile homeowners)	5,211	5,474	(4.8)%
Other liability	553	546	1.3%
Gross property and casualty	15,241	15,293	(0.3)%
Reinsurance premium ceded	(1,774)	(1,582)	12.1%
Net property and casualty premiums earned	$13,467	$13,711	(1.8)%

Consolidated gross premiums earned	$16,779	$16,870	(0.5)%
Reinsurance premium ceded	(1,789)	(1,610)	11.1%
Consolidated net premiums earned	$14,990	$15,260	(1.8)%

Consolidated net premium earned was down 1.8% for the quarter ended June 30, 2019, at $14,990,000 compared to $15,260,000 for the quarter ended June 30, 2018. The decrease in net premium earned was due to a 1.8% decrease in net premium earned in the P&C segment coupled with a 1.7% decrease in net premium earned in the life segment. Premium growth has slowed due to a combination of competitive pressures in some states, particularly Louisiana, and the smaller size of the specialty market in which we operate. We have made modifications to our products and eased some underwriting restrictions in order to remain competitive through the current market cycle. However, we do not intend to sacrifice overall underwriting profitability with significant rate cuts in order to increase top line revenue growth.

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended June 30,
	2019	2018
Fixed maturities	$934	$963
Equity securities	20	20
Mortgage loans on real estate	2	2
Investment real estate	1	—
Policy loans	35	35
Other	4	7
	996	1,027
Less: Investment expenses	39	32
Net investment income	$957	$995

For the three months ended June 30, 2019, net investment income was $957,000 compared to $995,000 for the same period in 2018; a moderate decrease of $38,000 or 3.8%.

Investment Gains and Losses:
The table below provides investment gains and losses for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended June 30,
	2019	2018
Realized gains on fixed maturities	$5	$48
Gains (losses) on trading securities	5	—
Change in fair value of equity securities	26	(163)
Change in surrender value of company owned life insurance	81	3
Other, principally real estate	—	(88)
Net investment gains (losses)	$117	$(200)

Net Investment gains, for the three months ended June 30, 2019, were $117,000 compared to net investment losses of $200,000 for the same period in 2018; an increase of $317,000. An increase in value of our company owned life insurance (COLI) was the primary reason for the increase in net investment gains in 2019. Changes in cash surrender values during each current period are included in income as an investment gain or loss. The change in surrender value included in earnings for the three month periods ended June 30, 2019 and 2018 were an increase of $81,000 and $3,000, respectively.

In January of 2016, the FASB issued guidance that requires equity investments to be measured at fair value with changes in fair value recognized in net income through investment gains and losses. For us, this guidance became effective January 1, 2018 and is reflected in the table above as an increase in market value of our equity securities of $26,000. In addition, we had a $5,000 realized gain on the sale of fixed income securities.

Other Income:
Other income was comparable at $146,000 for the three months ended June 30, 2019, compared to $148,000 for the same period in 2018; a decrease of $2,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $10,900,000 for the three months ended June 30, 2019, compared to $9,772,000 for the three months ended June 30, 2018; an increase of $1,128,000 or 11.5%. Claims as a percentage of premium earned was 72.7% in the second quarter of 2019 compared to 64.0% in the second quarter of 2018. The primary reason for the increase in claims was a $1,179,000 increase in P&C segment weather related claims.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment and contribute to significant volatility in our earnings. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three months ended June 30, 2019 and 2018 (dollars in thousands):

For the three months ended June 30, 2019			For the three months ended June 30, 2018
Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 1916 (Feb 23-26)	$34	5	Cat 1814 (Feb 24-26)	$10	3
Cat 1918 (Mar 3-4)	26	7	Cat 1817 (Mar 18-20)	516	62
Cat 1923 (Apr 5-7)	562	118	Cat 1821 (Apr 13-16)	630	140
Cat 1924 (Apr 17-20)	303	69	Cat 1827 (May 29-June 1)	225	42
Cat 1926 (Apr 30-May 2)	173	22	Cat 1836 (June 28)	111	37
Cat 1927 (May 7-10)	506	85
Misc cats less than $100k	304	72	Misc cats less than $100k	222	75
Total Cat losses	$1,908	378	Total Cat losses	$1,714	359

Non-cat wind & hail	$3,103	705	Non-cat wind & hail	$2,118	597

During the second quarter of 2019, the P&C segment was impacted by 11 catastrophe events (as well as development from three first quarter cat events) which produced 378 policyholder claims totaling $1,908,000. In comparison, the P&C segment was impacted by eight catastrophe events (as well as development from three first quarter cat events) during the second quarter of 2018 from 359 claims totaling $1,714,000. During the second quarter of 2019, the P&C segment had reported losses from Cat 1923 totaling $562,000 from 118 claims. This cat event accounted for 29.5% of total reported losses from cat events during the second quarter of 2019 and added 4.1 percentage points to the second quarter 2019 P&C segment loss ratio. Claims reported from all second quarter 2019 cat events contributed 14.0 percentage points to the second quarter 2019 P&C segment loss ratio. During the second quarter of 2018, the P&C segment had reported losses from Cat 1821 totaling $630,000 from 140 claims. This cat event accounted for 36.8% of total reported losses from cat events during the second quarter of 2018 and added 4.5 percentage points to the second quarter 2018 P&C segment loss ratio. Claims reported from all second quarter 2018 cat events contributed 12.4 percentage points to the second quarter 2018 P&C segment loss ratio.

Non-catastrophe wind and hail claims reported in the second quarter of 2019 were elevated and totaled $3,103,000 compared to non-catastrophe wind and hail claims reported in the second quarter of 2018 totaling $2,118,000; an increase of $985,000. During the second quarter of 2019, the P&C segment had 705 non-cat wind and hail claims reported (an average of $4,400 per claim) compared to 597 non-cat wind and hail claims reported during the second quarter of 2018 (an average of $3,500 per claim). Non-cat wind and hail claims reported during the second quarter of 2019 accounted for 32.4% of total P&C segment incurred losses in the current year and added 22.8 percentage points to the 2019 P&C segment combined ratio. Non-cat wind and hail claims reported during the second quarter of 2018 accounted for 26.2% of total P&C segment incurred losses in 2018 and added 15.3 percentage points to the 2018 P&C segment combined ratio.

Reported fire losses in the second quarter of 2019 were down $107,000 or 3.0% compared to fire losses reported during the second quarter of 2018. The P&C segment had 113 fire losses reported in the second quarter of 2019 totaling $3,503,000 compared to 116 claims reported in the second quarter of 2018 totaling $3,610,000. The average cost per claim was $31,000 for fire losses reported in the second quarter of 2019 compared to $31,100 for fire losses reported in the second quarter of 2018. Fire losses reported during the second quarter of 2019 added 25.7 percentage points to the P&C segment combined ratio while fire losses reported during the second quarter of 2018 added 26.0 percentage points to the P&C segment combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):

For the three months ended June 30, 2019, policy acquisition costs were $2,817,000 compared to $2,519,000 for the same period in 2018; an increase of $298,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were elevated at 18.8% in the second quarter of 2019 compared to 16.5% for the same period in 2018. The primary reason for the increase in policy acquisition costs was a $300,000 increase in contingent commissions in the P&C segment in the second quarter of 2019 compared to the second quarter of 2018.

General Expenses:
General and administrative expenses totaled $2,416,000 in the second quarter of 2019 compared to $2,668,000 in the second quarter of 2018; a 9.4% decrease. The primary factors contributing to the $252,000 decline in general expenses, in the second quarter of 2019, compared to the same period in 2018, was a decrease in actuarial and professional fees as well a decrease in software expenses.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $599,000 for the three months ended June 30, 2019, compared to $349,000 for the same period in 2018. As a percentage of net premiums earned, insurance taxes, licenses and fees were 4.0% for the three months ended June 30, 2019, compared to 2.3% for the three months ended June 30, 2018. The primary reason for the increase in taxes, licenses and fees, in the second quarter of 2019, compared to the second quarter of 2018, was the reduction in state premium taxes in the second quarter of 2018 due to the utilization of credits on premium taxes in the state of Mississippi that were not applied in the second quarter of 2019.

Interest Expense:
Interest expense for the second quarter of 2019 was $291,000 compared to $309,000 for the same period in 2018; a decrease of 5.8%. The primary reason for the $18,000 decrease was a reduction in debt outstanding.

Income Taxes:
For the three-month period ended June 30, 2019, the Company had a pretax loss of $813,000 compared to pretax income of $586,000 for the same period in 2018. The $226,000 tax benefit for the second quarter of 2019 consisted of current tax benefit of $148,000 and deferred tax benefit of $78,000. The $129,000 tax expense for the second quarter of 2018 consisted of current tax expense of $216,000 and deferred tax benefit of $87,000. The effective tax rate for the second quarter of 2019 was 27.8% compared to 22.0% in the second quarter of 2018.

Net Income:
The Company ended the second quarter of 2019 with a net loss of $587,000 compared to net income of $457,000 for the same period in 2018. The primary factors contributing to the $1,044,000 decrease in net income was the increase in P&C segment claims discussed previously.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Premium Revenue:
The table below provides earned premium revenue by segment for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six months ended June 30,		Percent
	2019	2018	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$2,241	$2,326	(3.7)%
Accident and health insurance	792	810	(2.2)%
Gross life, accident and health	3,033	3,136	(3.3)%
Reinsurance premium ceded	(53)	(59)	(10.2)%
Net life, accident and health premiums earned	$2,980	$3,077	(3.2)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$18,757	$18,389	2.0%
Homeowners (Including mobile homeowners)	10,407	10,971	(5.1)%
Other liability	1,094	1,076	1.7%
Gross property and casualty	30,258	30,436	(0.6)%
Reinsurance premium ceded	(3,530)	(3,194)	10.5%
Net property and casualty premiums earned	$26,728	$27,242	(1.9)%

Consolidated gross premiums earned	$33,291	$33,572	(0.8)%
Reinsurance premium ceded	(3,583)	(3,253)	10.1%
Consolidated net premiums earned	$29,708	$30,319	(2.0)%

Consolidated net premium earned was down 2.0% for the six months ended June 30, 2019, at $29,708,000 compared to $30,319,000 for the same period in 2018. The decrease in net premium earned was due to a 1.9% decrease in net premium earned in the P&C segment coupled with a 3.2% decrease in net premium earned in the life segment. As mentioned previously, premium growth has slowed due to a combination of competitive pressures in some states, particularly Louisiana, and the smaller size of the specialty market in which we operate. We have made modifications to our products and eased some underwriting restrictions in order to remain competitive through the current market cycle. However, we do not intend to sacrifice overall underwriting profitability with significant rate cuts in order to increase top line revenue growth.

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

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six months ended June 30,
	2019	2018
Fixed maturities	$1,871	$1,854
Equity securities	47	40
Mortgage loans on real estate	4	4
Investment real estate	3	1
Policy loans	69	70
Other	7	15
	2,001	1,984
Less: Investment expenses	82	69
Net investment income	$1,919	$1,915

For the six months ended June 30, 2019, net investment income was $1,919,000 compared to $1,915,000 for the same period in 2018; an increase of $4,000 or 0.2%. A combination of increased investment in fixed income securities due to positive cash flow from operations and an increase in reinvestment rates in 2018 was the primary factor contributing to the slight increase in investment income.

Investment Gains and Losses:
The table below provides investment gains and losses for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six months ended June 30,
	2019	2018
Realized gains on fixed maturities	$15	$129
Gains (losses) on trading securities	8	—
Change in fair value of equity securities	152	(369)
Change in surrender value of company owned life insurance	270	(136)
Realized gain on company owned life insurance	1,792	—
Other, principally real estate	—	(88)
Net investment gains (losses)	$2,237	$(464)

Net Investment gains, for the six months ended June 30, 2019, were $2,237,000 compared to net investment losses of $464,000 for the same period in 2018; an increase of $2,701,000. A gain on our company owned life insurance (COLI) investment of $1,792,000 was the primary reason for the significant increase in net investment gains in 2019.

Changes in cash surrender values driven by underlying investment funds in the COLI are included in income as an investment gain or loss in the current period. The change in surrender value included in earnings for the periods ended June 30, 2019 and 2018 were an increase of $270,000 and a decline of $136,000, respectively.

In January of 2016, the FASB issued guidance that requires equity investments to be measured at fair value with changes in fair value recognized in net income through investment gains and losses. For us, this guidance became effective January 1, 2018 and is reflected in the table above in the change in value of equity securities which was an increase of $152,000 for the six months ended June 30, 2019 and a decrease of $369,000 for the same period last year. In addition, we had a $15,000 realized gain on the sale of fixed income securities for the six months ended June 30, 2019 compared to a $129,000 realized gain for the same period last year.

Other Income:
Other income was comparable at $292,000 for the six months ended June 30, 2019, compared to $309,000 for the same period in 2018; a decrease of $17,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $19,923,000 for the six months ended June 30, 2019, compared to $19,199,000 for the six months ended June 30, 2018; an increase of $724,000 or 3.8%. Claims as a percentage of premium earned was 67.1% in 2019 compared to 63.3% in 2018. The primary reason for the increase in claims was a $1,069,000 increase in P&C segment claims.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the six months ended June 30, 2019 and 2018 (dollars in thousands):

For the six months ended June 30, 2019			For the six months ended June 30, 2018
Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 1916 (Feb 23-26)	$296	81	Cat 1814 (Feb 24-26)	$158	51
Cat 1918 (Mar 3-4)	719	72	Cat 1817 (Mar 18-20)	1,100	207
Cat 1923 (Apr 5-7)	562	118	Cat 1821 (Apr 13-16)	630	140
Cat 1924 (Apr 17-20)	303	69	Cat 1827 (May 29-June 1)	225	42
Cat 1926 (Apr 30-May 2)	173	22	Cat 1836 (June 28)	111	37
Cat 1927 (May 7-10)	506	85
Misc cats less than $100k	304	72	Misc cats less than $100k	248	83
Total Cat losses	$2,863	519	Total Cat losses	$2,472	560

Non-cat wind & hail	$5,184	1,290	Non-cat wind & hail	$3,277	969

During the first six months of 2019, the P&C segment was impacted by 14 catastrophe events producing 519 policyholder claims totaling $2,863,000. Net of tax, these losses reduced 2019 net income by $2,262,000 or $0.89 per share. In comparison, in 2018, the P&C segment was impacted by 11 catastrophe events from 560 claims totaling $2,472,000. Net of tax, 2018 catastrophe losses reduced net income for the six-month period ended June 30, 2018 by $1,953,000 or $0.77 per share. During 2019, the P&C segment had reported losses from Cat 1918 totaling $719,000 from 72 claims. This cat event account for 25.1% of total reported losses from cat events during 2019 and added 2.7 percentage points to the 2019 P&C segment loss ratio. Claims reported from all 2019 cat events contributed 10.6 percentage points to the 2019 P&C segment loss ratio. During 2018, the P&C segment had reported losses from Cat 1817 totaling $1,100,000 from 207 claims. This cat event accounted for 44.5% of total reported losses from cat events during 2018 and added 4.0 percentage points to the 2018 P&C segment loss ratio. Claims reported from all 2018 cat events contributed 9.0 percentage points to the 2018 P&C segment loss ratio.

Non-catastrophe wind and hail claims reported in 2019 were elevated and totaled $5,184,000 compared to non-catastrophe wind and hail claims reported in 2018 totaling $3,277,000; an increase of $1,907,000. During 2019, the P&C segment had 1,290 non-cat wind and hail claims reported (an average of $4,000 per claim) compared to 969 non-cat wind and hail claims reported during 2018 (an average of $3,400 per claim). Non-cat wind and hail claims reported during 2019 accounted for 29.5% of total P&C segment incurred losses in the current year and added 19.2 percentage points to the 2019 P&C segment combined ratio. Non-cat wind and hail claims reported during 2018 accounted for 19.9% of total P&C segment incurred losses in 2018 and added 11.9 percentage points to the 2018 P&C segment combined ratio.

Reported fire losses in 2019 were down $1,396,000 or 16.7% compared to fire losses reported during 2018. The P&C segment had 235 fire losses reported in 2019 totaling $6,945,000 compared to 261 fire losses reported in 2018 totaling $8,341,000. The average cost per claim was $29,600 for fire losses reported in 2019 compared to $32,000 for fire losses reported in 2018. Fire losses reported during 2019 added 25.7 percentage points to the P&C segment combined ratio while fire losses reported during 2018 added 30.3 percentage points to the P&C segment combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the six months ended June 30, 2019, policy acquisition costs were $5,830,000 compared to $5,382,000 for the same period in 2018; an increase of $448,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 19.6% in the first six months of 2019 compared to 17.8% for the same period in 2018. The primary reason for the increase in policy acquisition costs was a $300,000 increase in contingent commissions in the P&C segment in 2019 compared to the same period in 2018. Contingent commissions are estimated over the course of the year and paid after year end based on full year results.

General Expenses:
General and administrative expenses totaled $4,748,000 in 2019 compared to $4,671,000 in 2018; a 1.6% increase. The primary factors contributing to the $77,000 increase in general expenses, in 2019, compared to the same period in 2018, was an increase in director's fees and expenses as well as an increase in employee benefits cost. Director's fees and expenses were up $151,000 in 2019 compared to the same period in 2018. An increase in cost associated with director deferred compensation was the primary reason for the increase. Employee benefits were up $231,000 for the six months ended June 30, 2019, compared to the same period last year, due to an increase in costs associated with our SERP plan.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $1,286,000 for the six months ended June 30, 2019, compared to $998,000 for the same period in 2018. As a percentage of net premiums earned, insurance taxes, licenses and fees were 4.3% for the six months ended June 30, 2019, compared to 3.3% for the six months ended June 30, 2018. The primary reason for the increase in taxes, licenses and fees, in 2019, compared to 2018, was due to a slight increase in Mississippi related taxes in addition to the utilization of credits on premium taxes in the state of Mississippi in the prior year that were not applied in the second quarter of 2019.

Interest Expense:
Interest expense for the first six months of 2019 was $586,000 compared to $611,000 for the same period in 2018; a decrease of 4.1%. The primary reason for the $25,000 decrease was a reduction in debt outstanding in the fourth quarter of 2018.

Income Taxes:
For the six-month period ended June 30, 2019, the Company had a pretax income of $1,783,000 compared to pretax income of $1,218,000 for the same period in 2018. The $73,000 tax benefit for 2019 consisted of current tax expense of $97,000 and deferred tax benefit of $170,000. The $290,000 tax expense for 2018 consisted of current tax benefit of $318,000 and deferred tax expense of $608,000. The effective tax rate for 2019 is significantly lower because the gain on COLI benefits is not subject to federal income tax. COLI benefits were previously subject to alternative minimum tax (AMT) but the Tax Cuts and Jobs Act of 2017 eliminated the AMT.

Net Income:
The Company ended the first six months of 2019 with net income of $1,856,000 compared to net income of $928,000 for the same period in 2018. The primary factors contributing to the $928,000 increase in net income was the COLI benefit discussed previously.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of June 30, 2019, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,878	$—	$1,878	1.85%
Maturity in 1-5 years	17,029	36	17,065	16.82%
Maturity in 5-10 years	27,236	4	27,240	26.84%
Maturity after 10 years	53,941	1,348	55,289	54.49%
	$100,084	$1,388	$101,472	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some fixed maturity securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,126,000, or 4.9%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $5,129,000, or 4.9%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At June 30, 2019, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $51,053,000, up $5,187,000 compared to $45,866,000 at December 31, 2018.  Components of the change in equity were net income of $1,856,000, comprehensive income due to changes in value of fixed maturity securities of $3,486,000, comprehensive income of $45,000 related to change in value of interest rate swaps and cash dividends paid totaling $253,000.

As discussed above, changing interest rates can have a significant impact on the market value of fixed maturity investments. Fixed maturity securities classified as available-for-sale increase the liquidity resources of the Company as they can be sold at any time to pay claims or meet other Company obligations. However, these securities are required to be carried at market value with net of tax change in accumulated unrealized gains and losses directly impacting shareholder's equity. While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 8% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $5,627,000 in cash and cash equivalents at June 30, 2019, compared to $4,543,000 at June 30, 2018. Cash provided by operating activities increased cash by $1,456,000 during the six months ended June 30, 2019. The increase in cash from operating activities was driven by refunds of federal income tax overpayment along with changes in other assets and reinsurance recoveries. Cash provided by operating activities increased cash by $2,418,000 for the six months ended June 30, 2018. The increase in cash provided by operating activities in 2018 was primarily driven by net income from operations. Net cash used by investing activities totaled $1,217,000 for the six months ended June 30, 2019, compared to $3,769,000 in 2018. Cash used in investing activities in 2019 primarily consisted of new investment in fixed maturity securities. Net cash used in financing activities totaled $288,000 for the six months ended June 30, 2019, compared to $750,000 for the same period last year. During the six months ended June 30, 2019, the Company paid $253,000 in dividends to shareholders. The Company maintains a $700,000 line of credit which matures in March of 2020. We had $700,000 available on our revolving line of credit at June 30, 2019.

The Company had a total of $12,158,000 of long-term debt outstanding as of June 30, 2019, compared to $12,152,000 at December 31, 2018, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $214,000 and $220,000, respectively.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited consolidated financial statements included in our 2018 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2019 is statutorily limited to $1,583,000 in the life insurance subsidiary and $3,464,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $1,500,000 dividends from its subsidiaries during the six months ended June 30, 2019.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,465,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its June 30, 2019 value, the fair value of the Company's common stock investments would decrease by approximately $447,000.

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

As for shifts in investment allocations, the Company has used improved cash flows from insurance operations to increase allocations to fixed maturity securities in order to limit volatility of statutory capital of the insurance subsidiaries.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the six months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
April 12, 2019	April 12, 2019	Press release, dated April 12, 2019, issued by The National Security Group, Inc.
May 14, 2019	May 14, 2019	Press release, dated May 14, 2019, issued by The National Security Group, Inc.
May 17, 2019	May 17, 2019	Item 7.01, 9.01 - investor presentation
May 17, 2019	May 17, 2019	Item 5.07 - announcement of annual meeting voting results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.

The National Security Group, Inc.

/s/ Brian R. McLeod	/s/ William L. Brunson, Jr.
Brian R. McLeod	William L. Brunson, Jr.
Chief Financial Officer and Treasurer and Director	President, Chief Executive Officer and Director

Date: August 13, 2019