Form 10-Q
period 2019-09-30
NATIONAL SECURITY GROUP INC
filed 2019-11-13
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to          .

Commission File Number 0-18649

The National Security Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	63-1020300
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

661 East Davis Street Elba, Alabama	36323
(Address of principal executive offices)	(Zip-Code)

Registrant’s Telephone Number including Area Code (334) 897-2273

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	NSEC	The NASDAQ Stock Market LLC

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

As of November 13, 2019, there were 2,531,552 shares, $1.00 par value, of the registrant’s common stock outstanding.

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

PART I. Financial Information
Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	September 30, 2019	December 31, 2018
	(UNAUDITED)
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2019 - $1,430; 2018 - $1,443)	$1,349	$1,449
Fixed maturities available-for-sale, at estimated fair value (cost: 2019 - $98,445; 2018 - $96,877)	102,036	95,125
Equity securities, at estimated fair value (cost: 2019 - $1,849; 2018 - $1,842)	4,385	4,306
Trading securities	142	107
Receivable for securities sold	41	—
Mortgage loans on real estate, at cost	148	156
Investment real estate, at book value	2,934	2,945
Policy loans	1,854	1,854
Company owned life insurance	4,617	4,600
Other invested assets	2,286	2,148
Total Investments	119,792	112,690
Cash and cash equivalents	9,085	5,676
Accrued investment income	776	774
Policy receivables and agents' balances, net	12,907	11,185
Reinsurance recoverable	316	1,772
Deferred policy acquisition costs	7,915	7,834
Property and equipment, net	1,612	1,649
Income tax recoverable	802	1,463
Deferred income tax asset, net	—	716
Other assets	907	472
Total Assets	$154,112	$144,231
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$6,957	$8,208
Accident and health benefit and loss reserves	3,931	3,803
Life and annuity benefit and loss reserves	34,106	33,671
Unearned premiums	32,695	29,999
Policy and contract claims	956	792
Other policyholder funds	1,493	1,515
Short-term notes payable and current portion of long-term debt	2,200	2,200
Long-term debt	12,161	12,152
Deferred income tax liability	186	—
Other liabilities	7,288	6,025
Total Liabilities	101,973	98,365
Contingencies
Shareholders' equity
Common stock	2,532	2,527
Additional paid-in capital	5,602	5,554
Accumulated other comprehensive income (loss)	2,743	(1,570)
Retained earnings	41,262	39,355
Total Shareholders' Equity	52,139	45,866
Total Liabilities and Shareholders' Equity	$154,112	$144,231
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUES
Net premiums earned	$15,209	$15,445	$44,917	$45,764
Net investment income	989	1,017	2,908	2,932
Investment gains (losses)	(117)	456	2,120	(8)
Other income	148	148	440	457
Total Revenues	16,229	17,066	50,385	49,145
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	9,750	9,825	29,673	29,024
Amortization of deferred policy acquisition costs	805	782	2,624	2,372
Commissions	2,006	2,003	6,017	5,795
General and administrative expenses	2,226	2,404	6,974	7,075
Taxes, licenses and fees	604	567	1,890	1,565
Interest expense	293	306	879	917
Total Benefits, Losses and Expenses	15,684	15,887	48,057	46,748

Income Before Income Taxes	545	1,179	2,328	2,397

INCOME TAX EXPENSE (BENEFIT)
Current	190	235	287	(83)
Deferred	(75)	37	(245)	645
	115	272	42	562

Net Income	$430	$907	$2,286	$1,835

INCOME PER COMMON SHARE BASIC AND DILUTED	$0.17	$0.36	$0.90	$0.73

DIVIDENDS DECLARED PER SHARE	$0.05	$0.05	$0.15	$0.15

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net income	$430	$907	$2,286	$1,835

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $(7) and $123 for 2019 and 2018, respectively	735	(395)	4,221	(2,582)
Unrealized gain on interest rate swap	47	58	92	265

Other comprehensive income (loss), net of tax	782	(337)	4,313	(2,317)

Comprehensive income (loss)	$1,212	$570	$6,599	$(482)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

For the nine months ended September 30, 2019

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital
Balance at December 31, 2018	$45,866	$39,355	$(1,570)	$2,527	$5,554

Comprehensive income:

Net income for September 30, 2019	2,286	2,286	—	—	—

Other comprehensive income (net of tax)	4,313	—	4,313	—	—

Common stock issued	53	—	—	5	48

Cash dividends	(379)	(379)	—	—	—

Balance at September 30, 2019	$52,139	$41,262	$2,743	$2,532	$5,602

For the three months ended September 30, 2019

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital
Balance at June 30, 2019	$51,053	$40,958	$1,961	$2,532	$5,602

Comprehensive income:

Net income for September 30, 2019	430	430	—	—	—

Other comprehensive income (net of tax)	782	—	782	—	—

Cash dividends	(126)	(126)	—	—	—

Balance at September 30, 2019	$52,139	$41,262	$2,743	$2,532	$5,602

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

For the nine months ended September 30, 2018

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital
Balance at December 31, 2017	$47,625	$36,974	$2,646	$2,522	$5,483

Cumulative effect of change in accounting principle	—	2,107	(2,107)	—	—

Comprehensive income:

Net income for September 30, 2018	1,835	1,835	—	—	—

Other comprehensive income (net of tax)	(2,317)	—	(2,317)	—	—

Common stock issued	76	—	—	5	71

Cash dividends	(379)	(379)	—	—	—

Balance at September 30, 2018	$46,840	$40,537	$(1,778)	$2,527	$5,554

For the three months ended September 30, 2018

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital
Balance at June 30, 2018	$46,397	$39,757	$(1,441)	$2,527	$5,554

Comprehensive income:

Net income for September 30, 2018	907	907	—	—	—

Other comprehensive income (net of tax)	(337)	—	(337)	—	—

Cash dividends	(127)	(127)	—	—	—

Balance at September 30, 2018	$46,840	$40,537	$(1,778)	$2,527	$5,554

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$2,286	$1,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	201	218
Net (gains) losses on investments	(2,120)	8
Deferred income taxes	(245)	645
Amortization of deferred policy acquisition costs	2,624	2,372
Changes in assets and liabilities:
Change in receivable for securities sold	(41)	—
Change in accrued investment income	(2)	(96)
Change in reinsurance recoverable	1,456	154
Policy acquisition costs deferred	(2,705)	(2,333)
Change in accrued income taxes	661	(83)
Change in net policy liabilities and claims	442	2,016
Change in other assets/liabilities, net	859	227
Other, net	9	11
Net cash provided by operating activities	3,425	4,974
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(12,198)	(14,741)
Trading securities and short-term investments	(26)	—
Property and equipment	(56)	(9)
Proceeds from sale or maturities of:
Held-to-maturity securities	105	141
Available-for-sale securities	10,510	9,071
Real estate held for investment	11	188
Other invested assets, net	2,039	(23)
Net cash provided by (used in) investing activities	385	(5,373)
Cash Flows from Financing Activities
Change in other policyholder funds	(22)	(212)
Change in short-term notes payable	—	(500)
Dividends paid	(379)	(379)
Net cash used in financing activities	(401)	(1,091)
Net change in cash and cash equivalents	3,409	(1,490)
Cash and cash equivalents, beginning of year	5,676	6,644
Cash and cash equivalents, end of period	$9,085	$5,154
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are reserves for future life insurance policy benefits, liabilities for losses and loss adjustment expenses, reinsurance recoverable associated with loss and loss adjustment expense liabilities, deferred policy acquisition costs, deferred income tax assets and liabilities, assessments of other-than-temporary impairments on investments and accruals for contingencies.  Actual results could differ from the estimates used in preparing these condensed consolidated financial statements.

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,529,352 at September 30, 2019 and 2,524,715 at September 30, 2018. The Company did not have any dilutive securities as of September 30, 2019 and 2018.

Reclassifications
Certain 2018 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2019 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At September 30, 2019, the net amount exceeding FDIC insured limits was $5,655,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At September 30, 2019, the single largest balance due from one agent totaled $539,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At September 30, 2019 and December 31, 2018, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At September 30, 2019, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds passive interests in limited partnerships that are considered to be Variable Interest Entities (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entities and is not required to consolidate under ASC 810. The entities are private placement investment funds formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnerships. The carrying value of the investments totals $291,000 and is included as a component of Other Invested Assets in the accompanying condensed consolidated balance sheets.

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

The amortized cost and aggregate fair values of investments in available-for-sale securities as of September 30, 2019 are as follows (dollars in thousands):

Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,134	$183	$—	$4,317
Agency mortgage backed securities	30,665	1,182	127	31,720
Asset backed securities	10,002	66	101	9,967
Private label mortgage backed securities	7,019	587	—	7,606
Corporate bonds	38,261	1,715	119	39,857
States, municipalities and political subdivisions	7,546	144	—	7,690
Foreign governments	818	61	—	879
Total fixed maturities	98,445	3,938	347	102,036
Equity securities	1,849	2,536	—	4,385
Total	$100,294	$6,474	$347	$106,421

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of September 30, 2019 are as follows (dollars in thousands):

Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$1,349	$81	$—	$1,430
Total	$1,349	$81	$—	$1,430

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

The amortized cost and aggregate fair value of debt securities at September 30, 2019, by contractual maturity, are presented in the following table (dollars in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$2,424	$2,423
Due after one year through five years	17,437	17,930
Due after five years through ten years	26,308	27,071
Due after ten years	52,276	54,612
Total	$98,445	$102,036

Held-to-maturity securities:
Due after one year through five years	$32	$34
Due after five years through ten years	4	5
Due after ten years	1,313	1,391
Total	$1,349	$1,430

A summary of securities available-for-sale with unrealized losses as of September 30, 2019, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
September 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Agency mortgage backed securities	$3,534	$71	$1,921	$56	$5,455	$127	16
Asset backed securities	5,243	89	1,809	12	7,052	101	10
Corporate bonds	6,467	67	2,447	52	8,914	119	16
	$15,244	$227	$6,177	$120	$21,421	$347	42

There were no securities held-to-maturity with unrealized losses as of September 30, 2019.

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

Management has evaluated each security in a significant unrealized loss position in the fixed maturity investment portfolio. The Company has no material exposure to sub-prime mortgage loans and approximately 5% of the fixed income investment portfolio is rated below investment grade.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

securities until market values recovered, it was determined that, other than the impairment described below, the securities in an accumulated loss position in the portfolio were temporary impairments.

For the nine months ended September 30, 2019, the Company realized no other-than-temporary impairments. For the year ended December 31, 2018, the Company realized $16,000 other-than-temporary impairments. At September 30, 2019, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $40,000, $27,000 and $25,000. Each of these losses were driven by changes in market interest rates. At December 31, 2018, the three largest losses not realized as an impairment was in the fixed maturity portfolio totaled $145,000, $99,000 and $94,000.

Major categories of investment income are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fixed maturities	$960	$989	$2,831	$2,843
Equity securities	19	21	66	61
Mortgage loans on real estate	2	2	6	6
Investment real estate	—	1	3	2
Policy loans	37	35	106	105
Other	6	6	13	21
	1,024	1,054	3,025	3,038
Less: Investment expenses	35	37	117	106
Net investment income	$989	$1,017	$2,908	$2,932

Major categories of investment gains and losses are summarized as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Realized gains (losses) on fixed maturities	$(24)	$27	$(9)	$156
Gains on trading securities	1	—	9	—
Change in fair value of equity securities	(80)	426	72	57
Change in surrender value of company owned life insurance	(14)	3	256	(133)
Realized gain on company owned life insurance	—	—	1,792	—
Other, principally real estate	—	—	—	(88)
Net investment gains (losses)	$(117)	$456	$2,120	$(8)

An analysis of the net change in unrealized gains (losses) on available-for-sale securities follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Fixed maturities	$5,343	$(3,042)
Deferred income tax	(1,122)	638
Change in net unrealized gains (losses) on available-for-sale securities	$4,221	$(2,404)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,317	$4,317	$—	$—
Agency mortgage backed securities	31,720	18,154	13,566	—
Asset backed securities	9,967	2,728	7,239	—
Corporate bonds	39,857	—	39,857	—
Private label asset backed securities	7,606	1,240	6,366	—
States, municipalities and political subdivisions	7,690	—	7,690	—
Foreign governments	879	879	—	—
Trading securities	142	142	—	—
Equity securities	4,385	3,195	—	1,190
Total Financial Assets	$106,563	$30,655	$74,718	$1,190
Financial Liabilities
Interest rate swap	$(118)	$—	$—	$(118)
Total Financial Liabilities	$(118)	$—	$—	$(118)

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

As of September 30, 2019, Level 3 fair value measurements of assets include $1,190,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of September 30, 2019, Level 3 fair value measurements of liabilities include $118,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019 (in thousands):

For the nine months September 30, 2019	Equity Securities	Interest Rate Swap
Beginning balance	$1,125	$(234)
Total gains or losses (realized and unrealized):
Included in earnings	65	—
Included in other comprehensive income	—	116
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,190	$(118)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2019:	$—	$—

For the nine months ended September 30, 2019, there were no assets or liabilities measured at fair values on a nonrecurring basis.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,744	$4,147	$597	$—
Agency mortgage backed securities	27,106	11,756	15,350	—
Asset backed securities	10,660	2,939	7,721	—
Corporate bonds	35,791	—	35,791	—
Private label asset backed securities	5,947	—	5,947	—
States, municipalities and political subdivisions	10,073	—	10,073	—
Foreign governments	804	804	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	4,306	3,181	—	1,125
Total Financial Assets	$99,538	$22,934	$75,479	$1,125
Financial Liabilities
Interest rate swap	$(234)	$—	$—	$(234)
Total Financial Liabilities	$(234)	$—	$—	$(234)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019		December 31, 2018
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,349	$1,430	$1,449	$1,443
Mortgage loans	148	148	156	156
Policy loans	1,854	1,854	1,854	1,854
Company owned life insurance	4,617	4,617	4,600	4,600
Other invested assets	2,286	2,286	2,148	2,148
Liabilities and related instruments
Other policyholder funds	1,493	1,493	1,515	1,515
Short-term notes payable and current portion of long-term debt	2,200	2,200	2,200	2,200
Long-term debt	12,161	12,161	12,152	12,152

NOTE 5 – PROPERTY AND EQUIPMENT
Major categories of property and equipment are summarized as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Building and improvements	$3,431	$3,378
Electronic data processing equipment	1,508	1,504
Furniture and fixtures	477	477
	5,416	5,359
Less accumulated depreciation	3,804	3,710
Property and equipment, net	$1,612	$1,649
Depreciation expense for the nine months ended September 30, 2019 was $94,000 ($161,000 for the year ended December 31, 2018).

NOTE 6 – INCOME TAXES
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (TCJA), a comprehensive tax legislation which, among other things, reduced the Company's statutory federal income tax rate from 34% to 21% effective January 1, 2018. In addition to the reduction in tax rates, the TCJA made broad and complex changes to the Internal Revenue Code that introduced changes to many tax related exclusions, deductions and credits. At December 31, 2017, $1,575,000 in AMT credit was booked as a deferred tax asset. Effective December 31, 2018, the Company recognized the AMT credit in federal income tax recoverable of which $1,074,000 was recovered with the 2018 return and Management anticipates the remainder will be recovered by 2021 pursuant to allowable amounts under the TCJA. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets.  The Company recognized a net deferred tax liability position of $186,000 at September 30, 2019 and a net deferred tax asset position of $716,000 at December 31, 2018.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows (dollars in thousands):

	As of September 30, 2019	As of December 31, 2018
General expenses	$1,152	$1,067
Unearned premiums	1,379	1,265
Claims liabilities	582	552
Impairment on real estate owned	119	119
Unrealized losses on securities available-for-sale	—	368
Unrealized loss on interest rate swaps	25	49
Deferred tax assets	3,257	3,420

Trading securities	(2)	—
Depreciation	(79)	(79)
Deferred policy acquisition costs	(1,662)	(1,645)
Pre-1984 policyholder surplus account	(413)	(463)
Unrealized gains on securities available-for-sale	(533)	—
Unrealized gains on equity securities	(754)	(517)
Deferred tax liabilities	(3,443)	(2,704)
Net deferred tax asset (liability)	$(186)	$716
The appropriate income tax effects of changes in temporary differences are as follows (dollars in thousands):

	Nine months ended September 30,
	2019	2018
Deferred policy acquisition costs	$17	$(8)
Trading securities	2	—
Unearned premiums	(114)	(88)
General expenses	(85)	(27)
Depreciation	—	(9)
Claims liabilities	(30)	5
AMT credit	—	809
Impact of repeal of special provision on pre-1984 policyholder surplus	(50)	(49)
Unrealized gains on equity securities	15	12
Deferred income tax expense (benefit)	$(245)	$645
Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Nine months ended September 30,
	2019	2018
Federal income tax rate applied to pre-tax income/loss	21.0%	21.0%
Dividends received deduction and tax-exempt interest	(0.5)%	(0.9)%
Company owned life insurance	(18.5)%	1.2%
Other, net	(0.2)%	2.2%
Effective federal income tax rate	1.8%	23.5%

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

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%. Unsecured.	$2,200	$2,200
	$2,200	$2,200
Long-term debt consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $152,000 in debt issuance cost ($159,000 in 2018); maturity December 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	$9,127	$9,120

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $59,000 in debt issuance cost ($61,000 in 2018); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,034	3,032
	$12,161	$12,152

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

The swaps entered into in 2009 and 2010 have fair values of $0 and $118,000 (liability), respectively, for a total liability of $118,000 at September 30, 2019 ($234,000 at December 31, 2018).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $92,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at September 30, 2019.  A net valuation gain of $295,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2018.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At September 30, 2019, the Company has securities on deposit with fair market values of $296,000 ($296,000 all of which is posted as collateral). At December 31, 2018, the Company had securities on deposit with fair market values of $932,000 (all of which is posted as collateral). See Note 4 for additional information about the interest rate swaps.

NOTE 8 – POLICY AND CLAIM RESERVES

The Company regularly updates its reserve estimates as new information becomes available and events occur that may impact the resolution of unsettled claims. Reserve estimation can be an inherently uncertain process and reserve estimates can be revised up or down depending on changes in circumstances. Changes in prior years' reserve estimates are reflected in the results of operations in the year such changes are determined.

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense (dollars in thousands):

	Nine months ended September 30,
	2019	2018
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$8,208	$7,075
Less reinsurance recoverable on unpaid losses	1,384	327
Net balances at beginning of year	6,824	6,748
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	27,126	25,460
Estimated claims and claim adjustment expenses for claims arising in prior years	(1,014)	(250)
Total increases	26,112	25,210
Claims and claim adjustment expense payments for claims arising in:
Current year	22,694	20,906
Prior years	3,496	3,592
Total payments	26,190	24,498
Net balance at end of period	6,746	7,460
Plus reinsurance recoverable on unpaid losses	211	184
Claims and claim adjustment expense reserves at end of period	$6,957	$7,644

Claim and claim adjustment expense reserves before reinsurance recoverable at September 30, 2019 was comparable to the same period last year. Reinsurance recoverable on unpaid losses was higher due to amounts recoverable on unpaid losses associated with Hurricane Michael. The estimate for claims arising in prior years was reduced $1,014,000 in 2019 (reduced $250,000 in 2018) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves
The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $403,000 at September 30, 2019 ($358,000 at December 31, 2018). These claims are a component of policy and contract claims which totaled $956,000 at September 30, 2019 ($792,000 at December 31, 2018).

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

At September 30, 2019, the largest reinsurance recoverable of a single reinsurer was $12,000 ($125,000 at December 31, 2018). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the nine months ended September 30, 2019 and 2018 amounted to $136,000 and $135,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the nine months ended September 30,

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

2019 and 2018 amounted to an approximate increase of $412,000 and $128,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were no contributions during the nine months ended September 30, 2019 and contributions of $232,000 during the nine months ended September 30, 2018. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

NOTE 11 – SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2019 and year ended December 31, 2018, changes in shareholders' equity consisted of net income of $2,286,000 and net income of $779,000, respectively; dividends paid of $379,000 in 2019 and $505,000 in 2018; other comprehensive income of $4,313,000 in 2019 and other comprehensive loss of $2,109,000 in 2018.  Other comprehensive income/loss consisted of changes in accumulated unrealized gains/losses on securities available-for-sale and changes in accumulated unrealized losses on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,531,552	2,531,552	3,000,000	2,527,136	2,527,136

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances (dollars in thousands):

	Nine months ended September 30,
	2019	2018
Gains and Losses on Cash Flow Hedges
Balance at beginning of period	$(185)	$(480)
Other comprehensive income for period:
Other comprehensive gain before reclassifications	92	265
Net current period other comprehensive income	92	265
Balance at end of period	$(93)	$(215)

Unrealized Gains and Losses on Available-for-Sale Securities
Balance at beginning of period	$(1,385)	$3,126
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	4,228	(2,459)
Reclassification adjustment - gains on equity securities	—	(2,107)
Amounts reclassified from accumulated other comprehensive income (loss)	(7)	(123)
Net current period other comprehensive income (loss)	4,221	(4,689)
Balance at end of period	$2,836	$(1,563)

Total Accumulated Other Comprehensive Income (Loss) at end of period	$2,743	$(1,778)

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2019 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$(9)	Net investment losses
	(9)	Total before tax
	2	Tax (expense) or benefit
	$(7)	Net of Tax
The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2018 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$156	Net investment gains
	156	Total before tax
	(33)	Tax (expense) or benefit
	$123	Net of Tax

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

Total assets by industry segment at September 30, 2019 and December 31, 2018 are summarized below (dollars in thousands):

Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

September 30, 2019	$154,112	$85,083	$64,809	$4,220

December 31, 2018	$144,231	$80,994	$59,479	$3,758

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

Premium revenues and operating income by business segment for the three and nine months ended September 30, 2019 and 2018 are summarized below (dollars in thousands):

Three months ended September 30, 2019	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUE
Net premiums earned	$13,628	$1,581	$—	$—	$15,209
Net investment income	404	708	12	(135)	989
Investment gains (losses)	(50)	(68)	1	—	(117)
Other income	148	226	266	(492)	148
	14,130	2,447	279	(627)	16,229
BENEFITS AND EXPENSES
Policyholder benefits paid	8,564	1,303	—	(117)	9,750
Amortization of deferred policy acquisition costs	681	124	—	—	805
Commissions	1,919	87	—	—	2,006
General and administrative expenses	2,070	531	135	(510)	2,226
Taxes, licenses and fees	528	76	—	—	604
Interest expense	—	13	280	—	293
	13,762	2,134	415	(627)	15,684
Income (Loss) Before Income Taxes	368	313	(136)	—	545
INCOME TAX EXPENSE (BENEFIT)	76	67	(28)	—	115
Net Income (Loss)	$292	$246	$(108)	$—	$430

Three months ended September 30, 2018	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUE
Net premiums earned	$13,818	$1,627	$—	$—	$15,445
Net investment income	428	710	14	(135)	1,017
Investment gains	270	186	—	—	456
Other income	146	250	266	(514)	148
	14,662	2,773	280	(649)	17,066
BENEFITS AND EXPENSES
Policyholder benefits paid	8,731	1,215	—	(121)	9,825
Amortization of deferred policy acquisition costs	689	93	—	—	782
Commissions	1,932	71	—	—	2,003
General and administrative expenses	2,085	676	171	(528)	2,404
Taxes, licenses and fees	516	51	—	—	567
Interest expense	—	10	296	—	306
	13,953	2,116	467	(649)	15,887
Income (Loss) Before Income Taxes	709	657	(187)	—	1,179
INCOME TAX EXPENSE (BENEFIT)	144	168	(40)	—	272
Net Income (Loss)	$565	$489	$(147)	$—	$907

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

Nine months ended September 30, 2019	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUE
Net premiums earned	$40,356	$4,561	$—	$—	$44,917
Net investment income	1,255	2,022	36	(405)	2,908
Investment gains	1,991	109	20	—	2,120
Other income	430	689	785	(1,464)	440
	44,032	7,381	841	(1,869)	50,385
BENEFITS AND EXPENSES
Policyholder benefits paid	26,112	3,916	—	(355)	29,673
Amortization of deferred policy acquisition costs	2,043	581	—	—	2,624
Commissions	5,795	222	—	—	6,017
General and administrative expenses	6,200	1,471	817	(1,514)	6,974
Taxes, licenses and fees	1,659	231	—	—	1,890
Interest expense	—	34	845	—	879
	41,809	6,455	1,662	(1,869)	48,057
Income (Loss) Before Income Taxes	2,223	926	(821)	—	2,328
INCOME TAX EXPENSE (BENEFIT)	33	186	(177)	—	42
Net Income (Loss)	$2,190	$740	$(644)	$—	$2,286

Nine months ended September 30, 2018	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUE
Net premiums earned	$41,060	$4,704	$—	$—	$45,764
Net investment income	1,253	2,042	42	(405)	2,932
Investment gains (losses)	(101)	93	—	—	(8)
Other income	454	713	772	(1,482)	457
	42,666	7,552	814	(1,887)	49,145
BENEFITS AND EXPENSES
Policyholder benefits paid	25,210	4,187	—	(373)	29,024
Amortization of deferred policy acquisition costs	2,069	303	—	—	2,372
Commissions	5,609	186	—	—	5,795
General and administrative expenses	6,198	1,907	484	(1,514)	7,075
Taxes, licenses and fees	1,382	183	—	—	1,565
Interest expense	—	35	882	—	917
	40,468	6,801	1,366	(1,887)	46,748
Income (Loss) Before Income Taxes	2,198	751	(552)	—	2,397
INCOME TAX EXPENSE (BENEFIT)	477	201	(116)	—	562
Net Income (Loss)	$1,721	$550	$(436)	$—	$1,835

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2018 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Life, accident and health operations premiums written:
Traditional life insurance	$1,062	$1,083	$3,151	$3,280
Accident and health insurance	623	617	1,376	1,428
Gross life, accident and health	1,685	1,700	4,527	4,708
Reinsurance premium ceded	(11)	(11)	(64)	(70)
Net life, accident and health premiums written	$1,674	$1,689	$4,463	$4,638
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$9,927	$9,515	$30,266	$29,181
Homeowners (Including mobile homeowners)	5,235	5,406	16,098	16,782
Other liability	561	557	1,743	1,716
Gross property and casualty	15,723	15,478	48,107	47,679
Reinsurance premium ceded	(1,930)	(1,738)	(5,155)	(4,627)
Net property and casualty written	$13,793	$13,740	$42,952	$43,052
Consolidated gross premiums written	$17,408	$17,178	$52,634	$52,387
Reinsurance premium ceded	(1,941)	(1,749)	(5,219)	(4,697)
Consolidated net premiums written	$15,467	$15,429	$47,415	$47,690

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Life, accident and health operations premiums earned:
Traditional life insurance	$1,008	$1,021	$3,249	$3,347
Accident and health insurance	584	617	1,376	1,427
Gross life, accident and health	1,592	1,638	4,625	4,774
Reinsurance premium ceded	(11)	(11)	(64)	(70)
Net life, accident and health premiums earned	$1,581	$1,627	$4,561	$4,704
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,644	$9,403	$28,401	$27,792
Homeowners (Including mobile homeowners)	5,178	5,449	15,585	16,420
Other liability	560	552	1,654	1,628
Gross property and casualty	15,382	15,404	45,640	45,840
Reinsurance premium ceded	(1,754)	(1,586)	(5,284)	(4,780)
Net property and casualty earned	$13,628	$13,818	$40,356	$41,060
Consolidated gross premiums earned	$16,974	$17,042	$50,265	$50,614
Reinsurance premium ceded	(1,765)	(1,597)	(5,348)	(4,850)
Consolidated net premiums earned	$15,209	$15,445	$44,917	$45,764

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

The Company's property & casualty subsidiaries had one action remaining in Texas filed in the aftermath of Hurricane Ike at September 30, 2019. This is an individual action with allegations of underpayment of a hurricane-related claim. The suit seeks a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief.

The Company maintains loss and loss adjustment expense reserves on litigated claims that occur in the routine course of business in the insurance operations of the subsidiaries. These reserves are included in the liability for benefit and loss reserves on the balance sheet.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2019 was $774,000 ($804,000 in 2018). Cash received from income taxes during the nine months ended September 30, 2019 was $373,000. There was no cash received from or paid for income taxes during the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, non-cash changes in equity included $5,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $48,000 increase in additional paid-in capital.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. (the Company) as of September 30, 2019, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2019 and 2018, the condensed consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results
These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB

/s/ Warren Averett, LLC
Birmingham, Alabama

November 13, 2019

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as we, our, us, the Company or NSEC) and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three and nine month periods ended September 30, 2019 and 2018.

The National Security Group, Inc. operates in ten states with 46.0% of total premium revenue generated in the states of Alabama and Mississippi.  The Company is made up of the following two segments:

•
The Property and Casualty (P&C) segment is the most significant segment, accounting for 90.8% of gross earned premium in 2019.  The P&C segment has insurance policies in-force in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•
The Life segment accounted for 9.2% of gross premium revenue in 2019. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On September 30, 2019, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

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

A primary process management utilizes to review financial information of the Company is evaluating the operating performance of each segment before intercompany eliminations. By performing the evaluation in this manner, management can assess the profitability of each segment on a standalone basis. We have altered the presentation of our Management Discussion and Analysis related to industry segment data to provide pretax income by segment before eliminations. We have restated prior year to follow the same format. Note 13 to the condensed consolidated financial statements in this Form 10-Q contains a reconciliation of net income by segment to consolidated net income.

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

Summary:
For the three months ended September 30, 2019, the Company had net income of $430,000, $0.17 income per share, compared to net income of $907,000, $0.36 income per share, for the three months ended September 30, 2018; a quarterly decline of $477,000. The decrease in net income was driven by a 1.5% decline in net premiums earned coupled with investment losses for the third quarter of 2019 compared to investment gains in the third quarter of 2018. Pretax income from operations for the third quarter of 2019 totaled $662,000 compared to a pretax income from operations of $723,000 in the third quarter of 2018. The primary reason for the $61,000 decline in pretax income from operations in the third quarter of 2019, compared to the same period in 2018, was a $236,000 decrease in net premiums earned. The decline in net premiums earned was due to an increase in ceded premium related to higher cost of catastrophe reinsurance in our P&C segment.

For the nine months ended September 30, 2019, the Company had net income of $2,286,000, $0.90 income per share, compared to a net income of $1,835,000, $0.73 income per share, for the nine months ended September 30, 2018. The year to date pretax income from operations in 2019 totaled $208,000 compared to a pretax income from operations of $2,405,000 in 2018. The primary reason for the $2,197,000 decrease in pretax income from operations in 2019, compared to the same period in 2018, was a $649,000 increase in policyholder benefits (primarily driven by an increase in claims in the P&C segment) coupled with a $847,000 decrease in net premiums earned. The decline in net premiums earned was due to an 10.3% increase in ceded premium related to higher cost of catastrophe reinsurance in our P&C segment.

Financial results for the three and nine months ended September 30, 2019 and 2018 were as follows:

Unaudited Consolidated Financial Summary	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share)	2019	2018	2019	2018
Gross premiums written	$17,408	$17,178	$52,634	$52,387
Net premiums written	$15,467	$15,429	$47,415	$47,690

Net premiums earned	$15,209	$15,445	$44,917	$45,764
Net investment income	989	1,017	2,908	2,932
Net investment gains (losses)	(117)	456	2,120	(8)
Other income	148	148	440	457
Total Revenues	16,229	17,066	50,385	49,145
Policyholder benefits and settlement expenses	9,750	9,825	29,673	29,024
Amortization of deferred policy acquisition costs	805	782	2,624	2,372
Commissions	2,006	2,003	6,017	5,795
General and administrative expenses	2,226	2,404	6,974	7,075
Taxes, licenses and fees	604	567	1,890	1,565
Interest expense	293	306	879	917
Total Benefits, Losses and Expenses	15,684	15,887	48,057	46,748
Income Before Income Taxes	545	1,179	2,328	2,397
Income tax expense	115	272	42	562
Net Income	$430	$907	$2,286	$1,835
Income Per Common Share	$0.17	$0.36	$0.90	$0.73
Reconciliation of Net Income to non-GAAP Measurement
Net income	$430	$907	$2,286	$1,835
Income tax expense	115	272	42	562
Investment (gains) losses, net	117	(456)	(2,120)	8
Pretax Income From Operations	$662	$723	$208	$2,405

Three-month period ended September 30, 2019 compared to three-month period ended September 30, 2018

Premium Revenue:
For the three-month period ended September 30, 2019, net premiums earned were down $236,000 at $15,209,000 compared to $15,445,000 during the same period in 2018. The decrease in premium revenue was primarily attributable to a 1.4% decrease in net premiums earned in the P&C segment coupled with a 2.8% decrease in net premiums earned in the Life segment.

Investment Gains (Losses):
Investment losses for the three-month period ended September 30, 2019 were $117,000 compared to investment gains of $456,000 for the three-month period ended September 30, 2018. The primary reason for the $573,000 decrease in third quarter investment losses compared to the third quarter of 2018 investment gains was a decrease in value of equity investments held for sale.

In January of 2016, the FASB issued guidance that requires equity investments to be measured at fair value with changes in fair value recognized in net income through investment gains and losses. For us, this guidance became effective January 1, 2018 and is a decrease in market value of our equity securities of $80,000 and was the primary factor contributing to the investment losses in third quarter 2019. In addition, we had a $24,000 realized loss on the sale of fixed income securities.

Net Income:
For the quarter ended September 30, 2019, the Company had net income of $430,000, $0.17 income per share, compared to net income of $907,000, $0.36 income per share, for the same period in 2018; a decline of $477,000. As discussed above, a $236,000 decline in net premiums earned coupled with a $573,000 change in investment losses were the primary factors contributing to the decrease in net income in the third quarter of the current year compared to the same period last year.

Pretax Income from Operations:
For the three months ended September 30, 2019, our pretax income from operations was $662,000 compared to pretax income from operations of $723,000 for the three months ended September 30, 2018; a decrease of $61,000. A 1.5% decrease in net premiums earned was the primary reason for the decrease in pretax income from operations in the third quarter of 2019 compared to the third quarter of 2018.

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

The P&C segment ended the third quarter of 2019 with a GAAP basis combined ratio of 99.9%. Reported catastrophe losses totaled $1,942,000 for the quarter and added 14.1 percentage points to the combined ratio. In comparison, the P&C segment ended the third quarter of 2018 with a GAAP basis combined ratio of 99.9% with catastrophe losses increasing the combined ratio by 13.6 percentage points. Partially offsetting the increase in reported catastrophe losses in the third quarter of 2019 was a reduction in reported non-catastrophe wind and hail losses of $227,000 in the third quarter of 2019 compared to the third quarter of 2018. Reported non-catastrophe wind and hail losses for the third quarter of 2019 totaled $1,607,000 and added 11.7 percentage points to the third quarter 2019 combined ratio. In comparison, third quarter 2018 reported non-catastrophe wind and hail losses totaled $1,834,000 and added 13.1 percentage points to the third quarter 2018 combined ratio.

Nine-month period ended September 30, 2019 compared to nine-month period ended September 30, 2018

Premium Revenue:
For the nine-month period ended September 30, 2019, net premiums earned were down $847,000 at $44,917,000 compared to $45,764,000 during the same period in 2018. The decrease in premium revenue was primarily driven by a decline in net earned premium in the P&C segment of $704,000. The decline in gross earned premium was primarily attributable to a decrease in our surplus lines business in coastal Louisiana. In addition, P&C segment ceded premium was up $504,000 or 10.5%, in 2019, compared to the same period in 2018 due to an increase in cost of our catastrophe reinsurance.

Investment Gains (Losses):
Investment gains for the nine-month period ended September 30, 2019 were $2,120,000 compared to investment losses of $8,000 for the nine-month period ended September 30, 2018. The primary reason for the increase in 2019 investment gains compared to the 2018 investment losses was a gain on our company owned life insurance (COLI) investment of $1,792,000.

In 2018, due to a change in GAAP, unrealized gains and losses on equity investments are required to be reported as a component of investment gains/losses on the statement of operations. These amounts were previously reported as a component of Other Comprehensive Income. For the nine months ended September 30, 2019, investment gains include a $72,000 increase in accumulated gains on equity securities held for investment. This increase in accumulated gains was driven by an overall improvement in stock market returns experienced in the third quarter of 2019.

Net Income:
For the nine months ended September 30, 2019, the Company had net income of $2,286,000, $0.90 income per share, compared to net income of $1,835,000, $0.73 income per share, for the same period in 2018. The primary reason for the increase in 2019 earnings compared to 2018 earnings was the gain on company owned life insurance mentioned previously.

Pretax Income from Operations:
For the nine-month period ended September 30, 2019, our pretax income from operations was $208,000 compared to a pretax income from operations of $2,405,000 for the nine-month period ended September 30, 2018; a decrease of $2,197,000. The primary reasons for the decline in pretax income from operations in the 2019 compared to the pretax income from operations for same period in 2018 was a $649,000 increase in claims coupled with a decrease of $847,000 in net premiums earned driven by an increase in ceded premium related to our catastrophe reinsurance cost.

P&C Segment Combined Ratio:
For the nine months ended September 30, 2019, the P&C segment had a GAAP combined ratio of 102.5%. Reported claims from cat events totaling $4,805,000 combined with reported claims from non-catastrophe wind and hail totaling $6,791,000 increased the P&C segment combined ratio in 2019 by 28.4 percentage points. In comparison, for the nine months ended September 30, 2018, the P&C segment had a GAAP combined ratio of 97.5%. Reported claims from cat events totaling $4,378,000 combined with reported claims from non-catastrophe wind and hail totaling $5,111,000 increased the P&C segment combined ratio in 2018 by 22.9 percentage points. Partially offsetting the increase in catastrophe losses and non-cat wind and hail losses in 2019 was a decrease in reported fire losses of $804,000 compared to the same period in the prior year.

Overview - Balance Sheet highlights at September 30, 2019 compared to December 31, 2018

Selected Balance Sheet Highlights	September 30, 2019	December 31, 2018
(dollars in thousands)	(UNAUDITED)
Invested Assets	$119,792	$112,690
Cash	$9,085	$5,676
Total Assets	$154,112	$144,231
Policy Liabilities	$80,138	$77,988
Total Debt	$14,361	$14,352
Accumulated Other Comprehensive Income (Loss)	$2,743	$(1,570)
Shareholders' Equity	$52,139	$45,866
Book Value Per Share	$20.59	$18.15

Invested Assets:
Invested assets as of September 30, 2019 were $119,792,000 compared to $112,690,000 as of December 31, 2018; an increase of 6.3%. The increase in invested assets was due to reinvestment of $3,425,000 in positive cash flow from operating activities coupled with a $5,343,000 increase in market value of fixed income securities available for sale. Significant declines in market interest rates over the past nine months was the primary driver of the increase in market value of fixed income securities.

Cash:
The Company, primarily through its insurance subsidiaries, had $9,085,000 in cash and cash equivalents at September 30, 2019, compared to $5,676,000 at December 31, 2018. The primary reason for the increase in cash and cash equivalents compared to last year was timing in reinvestment of positive cash flow from operations coupled with the accumulation of cash at the holding company level in anticipation of the repayment of short term debt in the fourth quarter of 2019.

Total Assets:
Total assets as of September 30, 2019 were $154,112,000 compared to $144,231,000 at December 31, 2018. Positive cash flow from insurance operations contributed to an increase in purchases of fixed maturity securities and a $5,343,000 increase in market value of our portfolio of fixed maturity securities further contributed to the increase in total assets for the first nine months of 2019.

Policy Liabilities:
Policy related liabilities were $80,138,000 at September 30, 2019, compared to $77,988,000 at December 31, 2018; an increase of $2,150,000 or 2.8%. The primary reason for the increase in policy liabilities in 2019 compared to 2018 was a $2,696,000 increase in unearned premium. This increase in unearned premium is seasonal as we typically issue and renew a larger number of annual insurance contracts during the first half of the year compared to the remainder of the year.

Debt Outstanding:
Total debt at September 30, 2019 was virtually unchanged at $14,361,000 compared to $14,352,000 at December 31, 2018.

Shareholders' Equity:
Shareholders' equity as of September 30, 2019 was $52,139,000, up $6,273,000 compared to December 31, 2018 Shareholders' equity of $45,866,000. Book value per share was $20.59 at September 30, 2019, compared to $18.15 per share at December 31, 2018; an increase of 13.4% or $2.44 per share. The primary factors contributing to the increase in both book value per share and Shareholders' equity were net income of $2,286,000 and accumulated other comprehensive income of $4,313,000. Offsetting the increase in Shareholders' equity was shareholder dividends paid of $379,000.

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended September 30,		Percent
	2019	2018	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,008	$1,021	(1.3)%
Accident and health insurance	584	617	(5.3)%
Gross life, accident and health	1,592	1,638	(2.8)%
Reinsurance premium ceded	(11)	(11)	—%
Net life, accident and health premiums earned	$1,581	$1,627	(2.8)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,644	$9,403	2.6%
Homeowners (Including mobile homeowners)	5,178	5,449	(5.0)%
Other liability	560	552	1.4%
Gross property and casualty	15,382	15,404	(0.1)%
Reinsurance premium ceded	(1,754)	(1,586)	10.6%
Net property and casualty premiums earned	$13,628	$13,818	(1.4)%

Consolidated gross premiums earned	$16,974	$17,042	(0.4)%
Reinsurance premium ceded	(1,765)	(1,597)	10.5%
Consolidated net premiums earned	$15,209	$15,445	(1.5)%

Consolidated net premium earned was down 1.5% for the quarter ended September 30, 2019, at $15,209,000 compared to $15,445,000 for the quarter ended September 30, 2018. The decrease in net premium earned was due to a 1.4% decrease in net premium earned in the P&C segment coupled with a 2.8% decrease in net premium earned in the Life segment. Premium growth has slowed due to a combination of competitive pressures in some states, particularly Louisiana, and the smaller size of the specialty market in which we operate. We have made modifications to our products and eased some underwriting restrictions in order to remain competitive through the current market cycle. However, we do not intend to sacrifice overall underwriting profitability with significant rate cuts in order to increase top line revenue growth.

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended September 30,
	2019	2018
Fixed maturities	$960	$989
Equity securities	19	21
Mortgage loans on real estate	2	2
Investment real estate	—	1
Policy loans	37	35
Other	6	6
	1,024	1,054
Less: Investment expenses	35	37
Net investment income	$989	$1,017

For the three months ended September 30, 2019, net investment income was $989,000 compared to $1,017,000 for the same period in 2018; a moderate decrease of $28,000 or 2.8%.

Investment Gains and Losses:
The table below provides investment gains and losses for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended September 30,
	2019	2018
Realized gains (losses) on fixed maturities	$(24)	$27
Gains on trading securities	1	—
Change in fair value of equity securities	(80)	426
Change in surrender value of company owned life insurance	(14)	3
Other, principally real estate	—	—
Net investment gains (losses)	$(117)	$456

Net investment losses, for the three months ended September 30, 2019, were $117,000 compared to net investment gains of $456,000 for the same period in 2018; a decrease of $573,000. A decrease in value of our company owned life insurance (COLI) contributed to the investment losses for the third quarter of 2019. Changes in cash surrender values during each current period are included in income as an investment gain or loss. The change in surrender value included in earnings for the three-month periods ended September 30, 2019 and 2018 were a decrease of $14,000 and an increase of $3,000, respectively.

In January of 2016, the FASB issued guidance that requires equity investments to be measured at fair value with changes in fair value recognized in net income through investment gains and losses. For us, this guidance became effective January 1, 2018 and is reflected in the table above as a decrease in market value of our equity securities of $80,000 and was the primary factor contributing to the investment losses in third quarter 2019. In addition, we had a $24,000 realized loss on the sale of fixed income securities.

Other Income:
Other income was $148,000 for the three months ended September 30, 2019 and 2018. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $9,750,000 for the three months ended September 30, 2019, compared to $9,825,000 for the three months ended September 30, 2018; a decrease of $75,000 or 0.8%. Claims as a percentage of premium earned was 64.1% in the third quarter of 2019 compared to 63.6% in the third quarter of 2018. The primary reason for the decline in claims was a $191,000 decrease in P&C segment weather related claims.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment and contribute to significant volatility in our earnings. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three months ended September 30, 2019 and 2018 (dollars in thousands):

For the three months ended September 30, 2019			For the three months ended September 30, 2018
Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 1916 (Feb 23-26)	$(4)	3	Cat 1814 (Feb 24-26)	$4	1
Cat 1918 (Mar 3-4)	22	3	Cat 1817 (Mar 18-21)	36	4
Cat 1920 (Mar 23-25)	72	16	Cat 1821 (Apr 13-17)	3	6
Cat 1923 (Apr 12-15)	7	2	Cat 1824 (May 12-16)	145	35
Cat 1924 (Apr 17-20)	14	6	Cat 1827 (May 29-June 1)	26	7
Cat 1926 (Apr 30-May 2)	36	13	Cat 1835 (June 24-26)	190	14
Cat 1927 (May 7-10)	95	17	Cat 1836 (June 28)	304	31
Cat 1931 (May 20-22)	155	41	Cat 1840 (July 19-22)	318	60
Cat 1943 (July 10-18)	995	242	Cat 1852 (Sept 13-16)	819	243
Cat 1954 (Aug 28-Sept 6)	464	128
Misc cats less than $100k	86	23	Misc cats less than $100k	61	30
Total Cat losses	$1,942	494	Total Cat losses	$1,906	431

Non-cat wind & hail	$1,607	382	Non-cat wind & hail	$1,834	570

During the third quarter of 2019, the P&C segment was impacted by three catastrophe events (as well as development from 16 first and second quarter cat events) which produced 494 policyholder claims totaling $1,942,000. In comparison, the P&C segment was impacted by three catastrophe events (as well as development from 11 first and second quarter cat events) during the third quarter of 2018 from 431 claims totaling $1,906,000. During the third quarter of 2019, the P&C segment had reported losses from Cat 1943 (Hurricane Barry) totaling $995,000 from 242 claims as well as reported losses from Cat 1954 (Hurricane Dorian) totaling $464,000 from 128 claims. These cat events accounted for 75.1% of total reported losses from cat events during the third quarter of 2019 and added 10.6 percentage points to the third quarter 2019 P&C segment loss ratio. Claims reported from all third quarter 2019 cat events contributed 14.1 percentage points to the third quarter 2019 P&C segment loss ratio. During the third quarter of 2018, the P&C segment had reported losses from Cat 1852 totaling $819,000 from 243 claims. This cat event accounted for 43.0% of total reported losses from cat events during the third quarter of 2018 and added 5.9 percentage points to the third quarter 2018 P&C segment loss ratio. Claims reported from all third quarter 2018 cat events contributed 13.6 percentage points to the third quarter 2018 P&C segment loss ratio.

Non-catastrophe wind and hail claims reported in the third quarter of 2019 were down and totaled $1,607,000 compared to non-catastrophe wind and hail claims reported in the third quarter of 2018 totaling $1,834,000; a decrease of $227,000. During the third quarter of 2019, the P&C segment had 382 non-cat wind and hail claims reported (an average of $4,200 per claim) compared to 570 non-cat wind and hail claims reported during the third quarter of 2018 (an average of $3,200 per claim). Non-cat wind and hail claims reported during the third quarter of 2019 accounted for 18.8% of total P&C segment incurred losses in the current year and added 11.7 percentage points to the 2019 P&C segment combined ratio. Non-cat wind and hail claims reported during the third quarter of 2018 accounted for 21.0% of total P&C segment incurred losses in 2018 and added 13.1 percentage points to the 2018 P&C segment combined ratio.

Reported fire losses in the third quarter of 2019 were up $592,000 or 21.1% compared to fire losses reported during the third quarter of 2018. The P&C segment had 128 fire losses reported in the third quarter of 2019 totaling $3,401,000 compared to 92 claims reported in the third quarter of 2018 totaling $2,809,000. The average cost per claim was $26,600 for fire losses reported in the third quarter of 2019 compared to $30,500 for fire losses reported in the third quarter of 2018. Fire losses reported during the third quarter of 2019 added 24.7 percentage points to the P&C segment combined ratio while fire losses reported during the third quarter of 2018 added 20.1 percentage points to the P&C segment combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended September 30, 2019, policy acquisition costs were $2,811,000 compared to $2,785,000 for the same period in 2018; an increase of $26,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were elevated at 18.5% in the third quarter of 2019 compared to 18.0% for the same period in 2018.

General Expenses:
General and administrative expenses totaled $2,226,000 in the third quarter of 2019 compared to $2,404,000 in the third quarter of 2018; a 7.4% decrease. The primary factors contributing to the $178,000 decline in general expenses, in the third quarter of 2019, compared to the same period in 2018, was a decrease in director deferred compensation cost, employee benefits and actuarial fees totaling $114,000.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $604,000 for the three months ended September 30, 2019, compared to $567,000 for the same period in 2018. As a percentage of net premiums earned, insurance taxes, licenses and fees were 4.0% for the three months ended September 30, 2019, compared to 3.7% for the three months ended September 30, 2018. The primary reason for the increase in taxes, licenses and fees, in the third quarter of 2019, compared to the third quarter of 2018, was fees paid associated with our Alabama Department of Insurance periodic examination.

Interest Expense:
Interest expense for the third quarter of 2019 was $293,000 compared to $306,000 for the same period in 2018; a decrease of 4.2%. The primary reason for the $13,000 decrease was a reduction in debt outstanding.

Income Taxes:
For the three-month period ended September 30, 2019, the Company had pretax income of $545,000 compared to pretax income of $1,179,000 for the same period in 2018. The $115,000 tax expense for the third quarter of 2019 consisted of current tax expense of $190,000 and deferred tax benefit of $75,000. The $272,000 tax expense for the third quarter of 2018 consisted of current tax expense of $235,000 and deferred tax expense of $37,000. The effective tax rate for the third quarter of 2019 was 21.1% compared to 23.1% in the third quarter of 2018.

Net Income:
The Company ended the third quarter of 2019 with net income of $430,000 compared to net income of $907,000 for the same period in 2018. The primary factors contributing to the $477,000 decrease in net income was the decrease in net premiums earned discussed previously.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Premium Revenue:
The table below provides earned premium revenue by segment for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine months ended September 30,		Percent
	2019	2018	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$3,249	$3,347	(2.9)%
Accident and health insurance	1,376	1,427	(3.6)%
Gross life, accident and health	4,625	4,774	(3.1)%
Reinsurance premium ceded	(64)	(70)	(8.6)%
Net life, accident and health premiums earned	$4,561	$4,704	(3.0)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$28,401	$27,792	2.2%
Homeowners (Including mobile homeowners)	15,585	16,420	(5.1)%
Other liability	1,654	1,628	1.6%
Gross property and casualty	45,640	45,840	(0.4)%
Reinsurance premium ceded	(5,284)	(4,780)	10.5%
Net property and casualty premiums earned	$40,356	$41,060	(1.7)%

Consolidated gross premiums earned	$50,265	$50,614	(0.7)%
Reinsurance premium ceded	(5,348)	(4,850)	10.3%
Consolidated net premiums earned	$44,917	$45,764	(1.9)%

Consolidated net premium earned was down 1.9% for the nine months ended September 30, 2019, at $44,917,000 compared to $45,764,000 for the same period in 2018. The decrease in net premium earned was due to a 1.7% decrease in net premium earned in the P&C segment coupled with a 3.0% decrease in net premium earned in the Life segment. As mentioned previously, premium growth has slowed due to a combination of competitive pressures in some states, particularly Louisiana, and the smaller size of the specialty market in which we operate. We have made modifications to our products and eased some underwriting restrictions in order to remain competitive through the current market cycle. However, we do not intend to sacrifice overall underwriting profitability with significant rate cuts in order to increase top line revenue growth.

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

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine months ended September 30,
	2019	2018
Fixed maturities	$2,831	$2,843
Equity securities	66	61
Mortgage loans on real estate	6	6
Investment real estate	3	2
Policy loans	106	105
Other	13	21
	3,025	3,038
Less: Investment expenses	117	106
Net investment income	$2,908	$2,932

For the nine months ended September 30, 2019, net investment income was $2,908,000 compared to $2,932,000 for the same period in 2018; a slight decrease of $24,000 or 0.8%.

Investment Gains and Losses:
The table below provides investment gains and losses for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine months ended September 30,
	2019	2018
Realized gains (losses) on fixed maturities	$(9)	$156
Gains on trading securities	9	—
Change in fair value of equity securities	72	57
Change in surrender value of company owned life insurance	256	(133)
Realized gain on company owned life insurance	1,792	—
Other, principally real estate	—	(88)
Net investment gains (losses)	$2,120	$(8)

Net Investment gains, for the nine months ended September 30, 2019, were $2,120,000 compared to net investment losses of $8,000 for the same period in 2018; an increase of $2,128,000. A gain on our company owned life insurance (COLI) investment of $1,792,000 was the primary reason for the significant increase in net investment gains in 2019. Changes in cash surrender values driven by underlying investment funds in the COLI are included in income as an investment gain or loss in the current period. The change in surrender value included in earnings for the periods ended September 30, 2019 and 2018 were an increase of $256,000 and a decline of $133,000, respectively.

In January of 2016, the FASB issued guidance that requires equity investments to be measured at fair value with changes in fair value recognized in net income through investment gains and losses. For us, this guidance became effective January 1, 2018 and is reflected in the table above in the change in value of equity securities which was an increase of $72,000 for the nine months ended September 30, 2019 and an increase of $57,000 for the same period last year. In addition, we had a $9,000 realized loss on the sale of fixed income securities for the nine months ended September 30, 2019 compared to a $156,000 realized gain for the same period last year.

Other Income:
Other income was comparable at $440,000 for the nine months ended September 30, 2019, compared to $457,000 for the same period in 2018; a decrease of $17,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $29,673,000 for the nine months ended September 30, 2019, compared to $29,024,000 for the nine months ended September 30, 2018; an increase of $649,000 or 2.2%. Claims as a percentage of premium earned was 66.1% in 2019 compared to 63.4% in 2018. The primary reason for the increase in claims was a $2,107,000 increase in P&C segment weather related claims.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

For the nine months ended September 30, 2019			For the nine months ended September 30, 2018
Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 1916 (Feb 23-26)	$292	84	Cat 1814 (Feb 24-26)	$162	52
Cat 1918 (Mar 3-4)	741	75	Cat 1817 (Mar 18-21)	1,136	211
Cat 1920 (Mar 23-25)	147	29	Cat 1821 (Apr 13-17)	633	146
Cat 1923 (Apr 12-15)	569	120	Cat 1824 (May 12-16)	145	35
Cat 1924 (Apr 17-20)	317	75	Cat 1827 (May 29-June 1)	251	49
Cat 1926 (Apr 30-May 2)	209	35	Cat 1835 (June 24-26)	279	47
Cat 1927 (May 7-10)	601	102	Cat 1836 (June 28)	415	68
Cat 1931 (May 20-22)	155	41	Cat 1840 (July 19-22)	318	60
Cat 1943 (July 10-18)	995	242	Cat 1852 (Sept 13-16)	819	243
Cat 1954 (Aug 28-Sept 6)	464	128
Misc cats less than $100k	315	82	Misc cats less than $100k	220	80
Total Cat losses	$4,805	1,013	Total Cat losses	$4,378	991

Non-cat wind & hail	$6,791	1,672	Non-cat wind & hail	$5,111	1,539

During the first nine months of 2019, the P&C segment was impacted by 19 catastrophe events producing 1,013 policyholder claims totaling $4,805,000. Net of tax, these losses reduced 2019 net income by $3,796,000 or $1.50 per share. In comparison, in 2018, the P&C segment was impacted by 14 catastrophe events from 991 claims totaling $4,378,000. Net of tax, 2018 catastrophe losses reduced net income for the nine-month period ended September 30, 2018 by $3,459,000 or $1.37 per share. During 2019, the P&C segment had reported losses from Cat 1943 totaling $995,000 from 242 claims. This cat event accounts for 20.7% of total reported losses from cat events during 2019 and added 2.4 percentage points to the 2019 P&C segment loss ratio. Claims reported from all 2019 cat events contributed 11.8 percentage points to the 2019 P&C segment loss ratio. During 2018, the P&C segment had reported losses from Cat 1817 totaling $1,136,000 from 211 claims. This cat event accounted for 25.9% of total reported losses from cat events during 2018 and added 2.7 percentage points to the 2018 P&C segment loss ratio. Claims reported from all 2018 cat events contributed 10.5 percentage points to the 2018 P&C segment loss ratio.

Non-catastrophe wind and hail claims reported in 2019 were elevated and totaled $6,791,000 compared to non-catastrophe wind and hail claims reported in 2018 totaling $5,111,000; an increase of $1,680,000. During 2019, the P&C segment had 1,672 non-cat wind and hail claims reported (an average of $4,100 per claim) compared to 1,539 non-cat wind and hail claims reported during 2018 (an average of $3,300 per claim). Non-cat wind and hail claims reported during 2019 accounted for 26.0% of total P&C segment incurred losses in the current year and added 16.7 percentage points to the 2019 P&C segment combined ratio. Non-cat wind and hail claims reported during 2018 accounted for 20.3% of total P&C segment incurred losses in 2018 and added 12.3 percentage points to the 2018 P&C segment combined ratio.

Reported fire losses in 2019 were down $804,000 or 7.2% compared to fire losses reported during 2018. The P&C segment had 363 fire losses reported in 2019 totaling $10,346,000 compared to 353 fire losses reported in 2018 totaling $11,150,000. The average cost per claim was $28,500 for fire losses reported in 2019 compared to $31,600 for fire losses reported in 2018. Fire losses reported during 2019 added 25.4 percentage points to the P&C segment combined ratio while fire losses reported during 2018 added 26.9 percentage points to the P&C segment combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the nine months ended September 30, 2019, policy acquisition costs were $8,641,000 compared to $8,167,000 for the same period in 2018; an increase of $474,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 19.2% in the first nine months of 2019 compared to 17.8% for the same period in 2018. The primary reason for the increase in policy acquisition costs was a $300,000 increase in contingent commissions in the P&C segment in 2019 compared to the same period in 2018. Contingent commissions are estimated over the course of the year and paid after year end based on full year results.

General Expenses:
General and administrative expenses totaled $6,974,000 in 2019 compared to $7,075,000 in 2018; a 1.4% decrease. The primary factors contributing to the $101,000 decrease in general expenses, in 2019, compared to the same period in 2018, was a $216,000 decline in actuarial fees and employee benefit costs.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $1,890,000 for the nine months ended September 30, 2019, compared to $1,565,000 for the same period in 2018. As a percentage of net premiums earned, insurance taxes, licenses and fees were 4.2% for the nine months ended September 30, 2019, compared to 3.4% for the nine months ended September 30, 2018. The primary reason for the increase in taxes, licenses and fees, in 2019, compared to 2018, was due to a slight increase in Mississippi related taxes in addition to the utilization of credits on premium taxes in the state of Mississippi in the prior year that were not applied in 2019.

Interest Expense:
Interest expense for the first nine months of 2019 was $879,000 compared to $917,000 for the same period in 2018; a decrease of 4.1%. The primary reason for the $38,000 decrease was a reduction in debt outstanding in the fourth quarter of 2018.

Income Taxes:
For the nine-month period ended September 30, 2019, the Company had a pretax income of $2,328,000 compared to pretax income of $2,397,000 for the same period in 2018. The $42,000 tax expense for 2019 consisted of current tax expense of $287,000 and deferred tax benefit of $245,000. The $562,000 tax expense for 2018 consisted of current tax benefit of $83,000 and deferred tax expense of $645,000. The effective tax rate for 2019 is significantly lower because the gain on COLI benefits is not subject to federal income tax. COLI benefits were previously subject to alternative minimum tax (AMT) but the Tax Cuts and Jobs Act of 2017 eliminated the AMT.

Net Income:
The Company ended the first nine months of 2019 with net income of $2,286,000 compared to net income of $1,835,000 for the same period in 2018. The primary factors contributing to the $451,000 increase in net income was the COLI benefit discussed previously.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of September 30, 2019, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows (dollars in thousands):

Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$2,424	$—	$2,424	2.43%
Maturity in 1-5 years	17,437	32	17,469	17.50%
Maturity in 5-10 years	26,308	4	26,312	26.37%
Maturity after 10 years	52,276	1,313	53,589	53.70%
	$98,445	$1,349	$99,794	100.00%

It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some fixed maturity securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,040,000, or 4.9%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $5,042,000, or 4.9%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At September 30, 2019, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $52,139,000, up $6,273,000 compared to $45,866,000 at December 31, 2018.  Components of the change in equity were net income of $2,286,000, comprehensive income due to changes in value of fixed maturity securities of $4,221,000, comprehensive income of $92,000 related to change in value of interest rate swaps and cash dividends paid totaling $379,000.

As discussed above, changing interest rates can have a significant impact on the market value of fixed maturity investments. Fixed maturity securities classified as available-for-sale increase the liquidity resources of the Company as they can be sold at any time to pay claims or meet other Company obligations. However, these securities are required to be carried at market value with net of tax change in accumulated unrealized gains and losses directly impacting shareholder's equity. While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 9% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $9,085,000 in cash and cash equivalents at September 30, 2019, compared to $5,154,000 at September 30, 2018. Cash provided by operating activities increased cash by $3,425,000 during the nine months ended September 30, 2019. The increase in cash from operating activities was driven by refunds of federal income tax overpayment along with changes in other assets and reinsurance recoveries. Cash provided by operating activities increased cash by $4,974,000 for the nine months ended September 30, 2018. The increase in cash provided by operating activities in 2018 was primarily driven by net income from operations. Net cash provided by investing activities totaled $385,000 for the nine months ended September 30, 2019, compared to cash used in investing activities of $5,373,000 in 2018. Net cash provided by investing activities in 2019 primarily consisted of maturities of investments in which reinvestment was delayed in order to increase liquidity during hurricane season. Net cash used in financing activities totaled $401,000 for the nine months ended September 30, 2019, compared to $1,091,000 for the same period last year. During the nine months ended September 30, 2019, the Company paid $379,000 in dividends to shareholders. The Company maintains a $700,000 line of credit which matures in March of 2020. We had $700,000 available on our revolving line of credit at September 30, 2019.

The Company had a total of $12,161,000 of long-term debt outstanding as of September 30, 2019, compared to $12,152,000 at December 31, 2018, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $211,000 and $220,000, respectively.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited consolidated financial statements included in our 2018 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2019 is statutorily limited to $1,583,000 in the life insurance subsidiary and $3,464,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $1,500,000 dividends from its subsidiaries during the nine months ended September 30, 2019.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,385,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its September 30, 2019 value, the fair value of the Company's common stock investments would decrease by approximately $439,000.

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

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.  Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
July 26, 2019	July 29, 2019	Press release, dated July 29, 2019, issued by The National Security Group, Inc.
August 13, 2019	August 13, 2019	Press release, dated August 13, 2019, issued by The National Security Group, Inc.

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

Date: November 13, 2019