Form 10-K
period 2019-12-31
NATIONAL SECURITY GROUP INC
filed 2020-03-19
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

  (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐                         Accelerated filer          ☐
Non-accelerated filer      ☑                         Smaller reporting company      ☑
Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $13,632,216.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding March 19, 2020

Common Stock $1.00 par value	2,530,678shares

THE NATIONAL SECURITY GROUP, INC.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Definitive proxy statement for the 2020 Annual Meeting of Stockholders to be held May 22, 2020 is incorporated by reference into Part III of this report. The proxy statement will be filed no later than 120 days from December 31, 2019.

2.	Current Report on Form 8-K for event occurring on February 28, 2020 is incorporated into Part IV of this report.

PART I
Item 1. Business
Summary Description of The National Security Group, Inc.

The National Security Group, Inc. (the Company, NSEC, we, us, our), an insurance holding company, was incorporated in Delaware on March 20, 1990. Our common stock is traded on the NASDAQ Global Market under the symbol: NSEC.

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

The property and casualty subsidiaries of the Company, National Security Fire and Casualty (NSFC), and Omega One Insurance Company (Omega), primarily write personal lines dwelling coverage including dwelling fire and windstorm, homeowners and mobile homeowners lines of insurance in ten states. Property and casualty insurance is the most significant industry segment, accounting for 91.1% of gross earned premium.

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

The following table indicates allocation of direct premium written by state for the years ended December 31, 2019 and
2018:

($ in thousands)	Percent of Direct Written Premium
State	2019		2018
Alabama	$16,159	26.2%	$16,261	26.7%
Arkansas	1,699	2.7%	1,941	3.2%
Georgia	10,913	17.7%	9,786	16.0%
Louisiana	4,430	7.2%	5,178	8.5%
Mississippi	10,889	17.7%	10,816	17.7%
Oklahoma	7,177	11.7%	6,828	11.2%
South Carolina	7,004	11.4%	6,793	11.1%
Tennessee	3,307	5.4%	3,404	5.6%
	$61,578	100.0%	$61,007	100.0%
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

The following table sets forth the premiums earned (net of reinsurance) during the periods reported for the property and casualty insurance segment:

($ in thousands)	Year Ended December 31,
	2019	2018
Net premiums earned:
Fire, allied lines and homeowners	$54,019	$54,837
Other	—	—
Total net earned premium	$54,019	$54,837
Property and Casualty Loss Reserves

Our property and casualty insurance subsidiaries are required to maintain reserves to cover their ultimate liability for losses and adjustment expenses. Our staff periodically conducts reviews throughout the year of projected loss development information in order to adjust estimates. The liability for loss and adjustment expense reserves consists of an estimated liability for the ultimate settlement of claims that have been reported as well as an estimate of loss and adjustment expenses for incurred claims that have not yet been reported (IBNR). IBNR estimates are based primarily on historical development patterns using quantitative data generated from statistical information and qualitative analysis of legal developments, economic conditions and development caused by events deemed to be infrequent in occurrence. The reserves are based on an estimate made by management. Management estimates are based on an analysis of historical paid and incurred loss development patterns for the ten prior loss years. Prior year period-to-period loss development factors are applied to the latest reported loss reserve estimates in order to estimate the ultimate incurred losses for each given loss year. The amount of loss reserves estimated in excess of current reported case losses are recorded as IBNR reserves.

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

While the information in the table below provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2019 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate. Due to the relatively short tail nature of the property and casualty subsidiaries' claim liabilities, the Company does not discount loss reserves for the time value of money.

Gross unpaid losses per		2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Consolidated Balance Sheet		$12,646	$13,184	$14,386	$11,214	$8,734	$8,321	$9,645	$7,530	$7,075	$8,208	$7,199
Ceded reserves		(549)	(1,329)	(2,381)	(1,229)	(782)	(839)	(1,381)	(1,184)	(327)	(1,384)	(249)
Net unpaid losses	($ in thousands)	$12,097	$11,855	$12,005	$9,985	$7,952	$7,482	$8,264	$6,346	$6,748	$6,824	$6,950
Cumulative net payments:	1 year later	$5,349	$5,738	$4,035	$4,827	$2,900	$2,990	$4,482	$2,950	$3,069	$3,320
	2 years later	6,305	7,239	5,346	6,670	3,539	3,503	4,839	3,364	3,411
	3 years later	6,764	7,841	6,483	7,426	3,782	3,863	5,007	3,543
	4 years later	7,244	8,382	7,001	7,496	3,910	4,113	5,076
	5 years later	7,701	8,419	7,001	7,536	4,085	4,147
	6 years later	7,725	8,433	7,060	7,572	4,121
	7 years later	7,743	8,453	7,108	7,585
	8 years later	7,746	8,452	7,115
	9 years later	7,746	8,447
	10 years later	7,746
Net Liability re-estimated:	1 year later	8,621	11,443	9,606	9,354	6,698	5,597	6,333	4,495	5,060	4,839
	2 years later	8,869	11,064	8,439	9,360	5,185	4,559	5,756	4,642	4,278
	3 years later	9,033	9,725	8,500	8,483	4,348	4,605	5,916	4,267
	4 years later	8,418	9,178	7,661	7,700	4,460	4,428	5,795
	5 years later	8,064	8,854	7,091	7,683	4,365	4,272
	6 years later	8,092	8,453	7,157	7,592	4,244
	7 years later	7,762	8,457	7,124	7,697
	8 years later	7,750	8,452	7,217
	9 years later	7,746	8,447
	10 years later	7,746
Net cumulative redundancy (deficiency)		$4,351	$3,408	$4,788	$2,288	$3,708	$3,210	$2,469	$2,079	$2,470	$1,985

Our reported results, financial position and liquidity could be affected by changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

($ in thousands)	For The Years Ended December 31,
	2019		2018
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
*Loss and LAE reserves are in thousands
(10.0)%	$6,479	1.4%	$7,387	1.8%
(7.5)%	6,659	1.0%	7,592	1.3%
(5.0)%	6,839	0.7%	7,798	0.9%
(2.5)%	7,019	0.3%	8,003	0.5%
Reported	7,199	—%	8,208	—%
2.5%	7,379	(0.3)%	8,413	(0.5)%
5.0%	7,559	(0.7)%	8,618	(0.9)%
7.5%	7,739	(1.0)%	8,824	(1.3)%
10.0%	7,919	(1.4)%	9,029	(1.8)%
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

The following table indicates NSIC's percentage of direct premiums collected by state for the two years ended December 31, 2019 and 2018:

($ in thousands)	Percentage of Total Direct Premiums
State	2019		2018
Alabama	$3,307	55.6%	$3,538	57.4%
Florida	56	1.0%	62	1.0%
Georgia	1,324	22.2%	1,316	21.3%
Mississippi	543	9.1%	590	9.6%
South Carolina	469	7.9%	419	6.8%
Tennessee	60	1.0%	50	0.8%
Texas	192	3.2%	192	3.1%
	$5,951	100.0%	$6,167	100.0%
NSIC has two primary methods of distribution of insurance products: independent agents and home service (career) agents.  The independent agent distribution method accounts for 67.1% of total premium revenue in the life insurance segment. Approximately 200 of the Company's independent agents produced new business during 2019. The home service distribution method of life insurance products accounts for 25.9% of total premium revenue in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent.  The Company employed two career agents and one regional manager as of December 31, 2019. The remaining 7.0% of premium revenue consists of the following:  a book of business acquired from a state guaranty association in 2000 (0.1%), premium generated through direct sales of school accident insurance (3.8%), and other miscellaneous business serviced directly through the home office (3.1%).

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

The following table displays a schedule of 2019 life segment premium produced by product and distribution method:

($ in thousands) Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$41	$—	$34
Ordinary	1,297	2,637	7
Group Life	—	8	64
A&H Group	—	97	125
A&H Other	197	1,328	29
Total Premium by Distribution Method	$1,535	$4,070	$259
The following table sets forth certain information with respect to the development of Life segment business:

($ in thousands)	Year ended December 31,
	2019	2018
Life insurance in force at end of period:
Ordinary-whole life	$175,248	$164,231
Term life	12,118	23,243
Industrial life	15,297	15,735
	$202,663	$203,209
Life insurance issued:
Ordinary-whole life	$18,622	$16,742
	$18,622	$16,742
Net premiums earned:
Life insurance	$4,088	$4,193
Accident and health insurance	1,776	1,826
	$5,864	$6,019
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

Investments
A significant percentage of the total income for the Company is tied to the performance of our investments. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations, along with our capital, are invested to generate investment income while held by the Company. Our investment income is comprised primarily of interest and dividend income on fixed maturity securities and equity securities along with capital gains/losses generated by these investment securities. At December 31, 2019, cash and investments comprise 85% of total assets, and investment income (including realized gains) comprises 10.3% of total revenue evidencing the significant impact investments can have on financial results. Because our insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The Company's investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

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

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by the Life segment in 2019 averaged approximately 10.7% of premiums and are generally higher for new business production and decline each year at subsequent renewals. Commission rates paid by the P&C segment in 2019 averaged approximately 15% of premiums on both new and renewal business. During 2019, no independent agent, accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. The net earned premium from the largest general agent totaled $3,966,000 or 7.2% of total P&C segment net earned premium. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2019, NSIC employed two career agents and one regional manager. NSIC also had approximately 200 independent agents actively producing new business in seven states. At December 31, 2019, NSFC had contracts with approximately 1,700 independent agencies in eight states.

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

NSFC's primary insurance products are dwelling fire and homeowners, including mobile homeowners. Dwelling fire and homeowners are collectively referred to as the dwelling property line of business. We focus on providing niche insurance products within the markets we serve. We are in the top twenty-five dwelling property insurance carriers in our two largest states, Alabama and Mississippi. However, due to the large concentration of business among the top five carriers, our total market share in the dwelling fire line of business is approximately 3.1% in Alabama and 2.7% in Mississippi. In the homeowners line of business, our market share in both Alabama and Mississippi is less than

1%. The homeowners markets are even more concentrated with the top three homeowners carriers in both Alabama and Mississippi controlling nearly 50% of the market.

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

Regulation
Our insurance subsidiaries are directly regulated by the insurance department in our state of domicile, Alabama. We are subject to the Alabama Insurance Holding Company System Regulatory Act and report to the Alabama Department of Insurance. Consequently, we are subject to periodic examination and regulation under Alabama Insurance Laws. We underwent our latest periodic regulatory examination which concluded in 2019 with no material issues noted and no financial adjustments made as a result of the examination.

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

Our insurance subsidiaries are subject to various statutory restrictions and limitations relating to the payment of dividends or distributions to stockholders. The restrictions are generally based on certain levels of surplus, net income or operating income as determined by statutory accounting practices. Alabama law permits dividends in any year which, together with other dividends made within the preceding 12 months, do not exceed the greater of (1) 10% of statutory surplus as of the end of the preceding year or (2) for property and casualty insurers, statutory net income for the preceding year or for life companies, statutory net gain from operations for the preceding year. Dividends in excess of the restricted amounts are payable only after obtaining expressed regulatory approval. Future dividends from the insurance subsidiaries may be limited by business or regulatory considerations. The Company relies on insurance subsidiary dividends to fund stockholder dividends and for payment of most operating expenses of the holding company, including interest and principal payments on debt. Further discussion of dividend payment capacity of subsidiaries can be found in Note 12 of the Consolidated Financial Statements included herein.

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer's assets, including investments and an insurer's liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company's total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2019, each subsidiary exceeds any levels that would require regulatory actions.

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

Employees
The Company itself has no management or operational employees. Instead, all human resource activities are within the subsidiary National Security Insurance Company. NSIC employed 78 staff members as of December 31, 2019, none of which were represented by a labor union. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with National Security Insurance Company whereby the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management.

Certain information relating to retirement benefits we provide our employees is included in Note 11 to our Consolidated Financial Statements. In addition to retirement related benefits, we offer a range of other benefits to our employees. These benefits include bonuses based on Company performance, paid holidays, paid time off, extended illness leave (including maternity), various options for individual and family health insurance, dental insurance, college scholarship program for dependents, employee tuition assistance plan and company paid life insurance. We consider our employee relations to be good.

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

During 2019, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2019 and 2018. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2019 also allowed one reinstatement for coverage under the contract for a second catastrophic event.

The property and casualty subsidiaries utilize our actual in force policy data modeled applying two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Historically, reinsurance has been maintained to meet at least a 250 year modeled event level. While this estimate is subject to some uncertainty and model risk, through obtaining coverage that meets at least a 250 year modeled event level, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

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

Reserve Liabilities
NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2019, the total reserves of NSIC (consisting of reserves for accident and health insurance) were approximately $38,315,000. We believe, based on current available information, reserves for future policy benefits are adequate. However, we are currently in a period of persistent and historically low interest rates. Should this period of low rates be sustained over the long term, it can impair our ability to make sufficient returns to cover future policy liabilities. Also, should actual mortality, morbidity, expense or withdrawal assumption differ materially from assumptions, our operating results could be negatively impacted.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2019, the property and casualty subsidiaries had reserves for unpaid claims of approximately $7,199,000, before subtracting unpaid claims due from reinsurers of $249,000, leaving net unpaid claims of $6,950,000. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2019 or 2018. The Company believes, based on current available information, such reserves are adequate to provide for settlement of claims.

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

Financial Ratings
The insurance subsidiaries are rated by the independent insurance rating agencies A.M. Best and Demotech. A downgrade in our ratings from either of these rating agencies could adversely impact our ability to maintain existing business or generate new business. See page 11 of this Form 10-K for additional information on our current financial ratings.

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

COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a pandemic.  Management recognizes that insurance is an essential source of financial protection and we must be able to respond to our policyholder and agent needs while taking steps to protect our employees.  While measures are in place to allow employees to work remotely in order to limit any disruption to our policyholders and agents, it is currently unknown how the COVID-19 Pandemic will ultimately impact our business.  We do not anticipate disruptions to our home office services, however we could face temporary and sporadic staffing shortages depending on the duration and severity of the pandemic in our area.  The ability of insureds to obtain documentation required to complete both the application and claim processes could be impacted.  Independent agents may close their offices in response to the COVID-19 Pandemic or also face staffing shortages.  While some of our insureds may experience temporary closures of their local independent agencies, payments can also be made via telephone, through our website or mailed to the Home Office. We offer comprehensive online access to our agents that includes information on the agencies' policyholders and the ability to issue policies through our online portal.  We also maintain customer service staff to support our independent agents and policyholders.

Management expects the most significant impact to be from the effects of the COVID-10 Pandemic on the economy.  As disclosed above, our investment portfolio is exposed to economic and financial market risks.  Events that unfold as part of the COVID-19 Pandemic  may have a material impact on the valuations of our investments.  Economic and credit market conditions during the COVID-19 Pandemic may adversely affect the ability of some issuers of investment securities to repay their obligations and may further affect the values of investment securities.  Declines in fair value will need to be evaluated and may be deemed to be other-than-temporary which will require write downs in value of our investments.  Investment write downs could adversely impact our results of operations and financial condition.

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

The following table sets forth the high and low sales prices per share, as reported by NASDAQ, during the period indicated:

	Stock Closing Prices
	2019		2018
	High	Low	High	Low
First Quarter	$13.01	$11.22	$17.17	$15.20
Second Quarter	$14.29	$11.00	$16.75	$15.45
Third Quarter	$12.00	$10.70	$17.24	$13.52
Fourth Quarter	$15.60	$10.01	$14.75	$12.00
Shareholders
The number of shareholders of the Company's common stock was approximately 1,200 and the Company had 2,530,678 shares of common stock outstanding on March 19, 2020.

Dividends
The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

	Dividends Per Share
	2019	2018
First Quarter	$0.05	$0.05
Second Quarter	$0.05	$0.05
Third Quarter	$0.05	$0.05
Fourth Quarter	$0.06	$0.05
Discussion regarding dividend restrictions may be found on page 40 of the Managements' Discussion and Analysis as well as in Note 12 of the Consolidated Financial Statements.

The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions. Total shareholder dividends paid in 2019 totaled $531,000.

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

Securities authorized for issuance under equity compensation plans
The Company's 2009 Equity Incentive Plan (the "2009 Plan") expired during 2019. Upon expiration, the Company adopted a new equity based compensation plan on substantially the same terms as the 2009 Plan. The new 2019 Equity Incentive Plan was adopted by our shareholders at the 2019 Annual Shareholders Meeting. The following table sets forth securities authorized for issuance under the Company's equity compensations plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	200,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	200,000
Share Repurchases in the Fourth Quarter of 2019
The following table sets forth information regarding the repurchase of shares of our common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (a)
Dec. 1 - Dec. 31, 2019	436	$15.18	436	$993,384
Total	436		436
(a) On November 20, 2019, our Board of Directors authorized the repurchase of up to $1,000,000 of common stock.
Under the repurchase program, the Company is authorized to repurchase shares in open market purchases as well as in privately negotiated transactions from time to time through May 31, 2020. Stock purchased under this program will be held as treasury stock and will be available for general corporate purposes. The repurchase program’s terms will comply with applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The program is also subject to market conditions, applicable legal requirements, alternative cash needs that may arise and other factors, as determined by Company management. The repurchase program does not obligate the Company to acquire a specific number of shares and may be suspended or terminated at any time. Repurchases of the Company’s common stock will be financed primarily through free cash flow.

Item 6. Selected Financial Data
Under smaller reporting company rules we are not required to disclose information required under Item 6. However, in order to provide information to our investors, we have elected to provide certain selected financial data.

Five-Year Financial Information

($ in thousands) Selected Financial Data:	2019	2018	2017	2016	2015
Net premiums written	$60,411	$60,717	$61,388	$61,525	$60,389
Net premiums earned	$59,883	$60,856	$61,163	$61,398	$59,462
Net investment income	3,876	3,941	3,647	3,892	3,462
Net investment gains (losses)	3,055	(552)	234	998	503
Other income	585	612	596	605	623
Total revenues	$67,399	$64,857	$65,640	$66,893	$64,050

Net income (loss)	$4,067	$779	$(1,203)	$3,063	$4,697
Comprehensive income (loss)	$8,080	$(1,330)	$1	$3,545	$2,450
Total assets	$153,934	$144,231	$146,438	$148,579	$147,841
Total debt outstanding	$14,164	$14,352	$15,639	$17,126	$17,957
Total shareholders' equity	$53,461	$45,866	$47,625	$48,052	$44,883
Shares outstanding (at year end)	2,531	2,527	2,522	2,517	2,512

($ in thousands, except per share) Key measures:
Return on average equity	8.19%	1.67%	(2.51)%	6.59%	10.72%
Yield on investments, before tax	3.35%	3.47%	3.20%	3.45%	3.12%
Debt to equity	26.49%	31.29%	32.84%	35.64%	40.01%
US GAAP combined ratio (P&C Segment)	100.10%	101.31%	102.25%	94.59%	91.00%
P&C Catastrophe losses, net	$6,623	$14,516	$14,280	$9,742	$5,373
Catastrophe loss impact on combined ratio (percentage points)	12.13	16.48	25.67	17.47	10.11

Per share data:
Book value	$21.12	$18.15	$18.88	$19.09	$17.87
Net income (loss)	$1.61	$0.31	$(0.48)	$1.22	$1.87
Dividends paid	$0.21	$0.20	$0.20	$0.18	$0.16

($ in thousands) Quarterly Information:	Premiums	Investment & Other Income	Investment Gains (Losses)	Claims and Benefit Payments	Net Income (Loss)	Net Income (Loss) Per Share
2019
First Quarter	$14,718	$1,108	$2,120	$9,023	$2,443	$0.97
Second Quarter	14,990	1,103	117	10,900	(587)	(0.23)
Third Quarter	15,209	1,137	(117)	9,750	430	0.17
Fourth Quarter	14,966	1,113	935	8,925	1,781	0.70
	$59,883	$4,461	$3,055	$38,598	$4,067	$1.61

2018
First Quarter	$15,059	$1,081	$(264)	$9,427	$471	$0.19
Second Quarter	15,260	1,143	(200)	9,772	457	0.18
Third Quarter	15,445	1,165	456	9,825	907	0.36
Fourth Quarter	15,092	1,164	(544)	11,385	(1,056)	(0.42)
	$60,856	$4,553	$(552)	$40,409	$779	$0.31

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as "we", "our", "us", "Company" or "NSEC") and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, the following discussion generally covers the change in financial condition, results of operations and cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018 and should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and Notes which accompany this report. Please refer to our note regarding forward-looking statements on page 4 of this report.

The National Security Group, Inc. operates in ten states with 45.9% of total premium revenue generated in the states of Alabama and Mississippi.  We operate in two business segments summarized as follows:

•
The Property and Casualty (P&C) segment is the most significant segment, accounting for 91.1% of gross earned premium in 2019.  The P&C segment operates in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•
The Life segment accounted for 8.9% of gross premium revenue in 2019. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

The P&C segment is conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of NSFC organized in 1992. Omega produces no direct written premium and is authorized to underwrite lines of business similar to NSFC; therefore, all references to NSFC or P&C segment in the remainder of this discussion will include the insurance operations of both NSFC and Omega.

The Life segment business is conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947. All references to NSIC or life segment in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations.

Our income is principally derived from net underwriting profits and investment income.  Net underwriting profit is principally derived from earned premiums received less claims paid, sales commissions to agents, costs of underwriting and insurance taxes and fees.  Investment income includes interest and dividend income and gains and losses on investment holdings.

All of the insurance subsidiaries are Alabama domiciled insurance companies; therefore, the Alabama Department of Insurance is the primary insurance regulator.  However, each subsidiary is subject to regulation by the respective insurance regulators of each state in which it is licensed to transact business.  Insurance rates charged by each of the insurance subsidiaries are typically subject to review and approval by the insurance department for the respective state in which the rates will apply.

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

The earnings in the property and casualty segment have seasonal volatility due to severe storm activity resulting in incurred losses and loss adjustment expenses from hurricane, tornado, wind and hail related damage. These storm systems or other natural disasters are classified as catastrophes (referred to as "catastrophe" or "cat" events/losses throughout the remainder of this document) by Property Claim Service (PCS) when an individual event causes $25 million or more in industry wide direct insured losses and affect a significant number of policyholders and insurers.

A primary process utilized by management to review financial performance is evaluating the operating performance of each segment before intercompany eliminations. By performing the evaluation in this manner, management can better assess the profitability of each segment on a standalone basis. To provide information similar to that utilized by management, industry segment information presented in this discussion is presented on a pretax basis by segment before eliminations. Note 15 to the consolidated financial statements in this Form 10-K contains a reconciliation of net income by segment to consolidated net income.

In order to present information as analyzed by Company management, the P&C segment combined ratio in this Management Discussion and Analysis is presented before certain intercompany eliminations. These intercompany eliminations, which are presented in Note 15 to the Consolidated Financial Statements, primarily include management and service fees paid by each subsidiary to NSEC, along with fees and expenses of the Company's employee claims adjusters. Claims adjusters are employees of NSIC but provide claim adjustment services to NSFC at rates comparable to those paid to independent (non-employee) adjusters utilized by NSFC. Management believes that the analysis of the P&C segment combined ratio prior to elimination of the intercompany transactions provides a more realistic view of performance and is consistent with our internal evaluation of operating performance.

In January of 2016, the FASB issued guidance that requires equity securities held for investment to be measured at fair value with changes in fair value recognized in net income through investment gains and losses. Under previous guidance, the change in fair value was reported as a component of Other Comprehensive Income with the change reflected in shareholders' equity and did not impact net income. For us, this new guidance became effective January 1, 2018 and is reported in the Statement of Operations on the line item "Investment gains (losses)" and as a subcomponent in the financial statement notes and this discussion as "change in value of equity securities". Due to the inherent volatility of equity securities, which can be impacted by both company specific and broad economic factors, including the change in fair value of equity securities as a component of net income is likely to produce significant fluctuations in net income from period to period.

Information in this discussion is presented in whole dollars rounded to the nearest thousand, except for per share information. Tabular amounts are presented in thousands.

Summary
For the year ended December 31, 2019, net income for the Company totaled $4,067,000, $1.61 income per share, compared to net income of $779,000, $0.31 income per share, for the year ended December 31, 2018; an increase of $3,288,000. Results in 2019 were improved primarily due to an increase in realized investment gains. Results for 2018 were negatively impacted by Hurricane Michael. On October 10, 2018, Hurricane Michael made landfall in the panhandle of Florida, as a Category 4 storm. Hurricane Michael primarily impacted our policyholders in Georgia; but also affected policyholders in Alabama and South Carolina. The losses incurred from Hurricane Michael reduced fourth quarter 2018 net income by $3,160,000.

Pretax income from operations in 2019 totaled $1,525,000 compared to a pretax income from operations of $1,617,000 in 2018. While pretax income is comparable between periods, weather related losses in the P&C segment were elevated in both years. Losses from Hurricane Michael adversely impacted operating income in 2018 while a higher frequency of non-catastrophe wind and hail losses reduced 2019 pretax operating income.

Financial results for the year ended December 31, 2019 and 2018 were as follows:

Consolidated Financial Summary	Year ended December 31
($ in thousands, except per share)	2019	2018
Gross premiums written	$67,529	$67,174
Net premiums written	$60,411	$60,717

Net premiums earned	$59,883	$60,856
Net investment income	3,876	3,941
Net investment gains (losses)	3,055	(552)
Other income	585	612
Total Revenues	67,399	64,857
Policyholder benefits and settlement expenses	38,598	40,409
Amortization of deferred policy acquisition costs	3,459	3,597
Commissions	7,429	7,555
General and administrative expenses	9,698	8,839
Taxes, licenses and fees	2,470	2,157
Interest expense	1,165	1,235
Total Benefits, Losses and Expenses	62,819	63,792
Income Before Income Taxes	4,580	1,065
Income tax expense	513	286
Net Income	$4,067	$779
Income Per Common Share	$1.61	$0.31
Reconciliation of Net Income to non-GAAP Measurement
Net income	$4,067	$779
Income tax expense	513	286
Investment (gains) losses, net	(3,055)	552
Pretax Income From Operations	$1,525	$1,617
We provide a reconciliation of net income to the non-GAAP measurement "pretax income (loss) from operations". The purpose of this reconciliation is to provide investors with information routinely utilized by management in analyzing and comparing the performance of our insurance operations between periods. This information reflects the financial performance of our insurance operations without the impact of realized capital gains/losses on investments and unrealized capital gains on equity securities which are now required to be included as a component of net income under GAAP. We typically invest in equity securities with a long-term view. Short-term volatility due to changes in market value of equity securities can mask both the positive or negative performance of our insurance operations from period to period.

Premium Revenue
For the year ended December 31, 2019, net premiums earned were down $973,000 at $59,883,000 compared to $60,856,000 during the same period last year. The decrease in premium revenue was primarily driven by a decline in net earned premium in the P&C segment of $818,000. The decline in gross earned premium was primarily attributable to a decrease in our surplus lines business in coastal Louisiana. In addition, P&C segment ceded premium was up $665,000 or 10.4%, in 2019, compared to the same period last year, due to an increase in the cost of our catastrophe reinsurance.

Investment Gains (Losses)
Investment gains for the year ended December 31, 2019 were $3,055,000 compared to investment losses of $552,000 for the year ended December 31, 2018. One primary reason for the increase in 2019 investment gains, compared to the 2018 investment losses, was a gain on our company owned life insurance (COLI) investment of $1,792,000. In addition, in 2019, we had unrealized gains in our equity investments totaling $712,000 compared to unrealized losses in equity investments of $203,000 in 2018. We also recognized $233,000 in realized gains on the sale of equity securities in 2019.

Net Income
For the year ended December 31, 2019, the Company had net income of $4,067,000, $1.61 income per share, compared to net income of $779,000, $0.31 income per share, for the same period last year. The primary reason for the increase in 2019 earnings compared to 2018 earnings was an increase in investment gains. Investments gains consisted of the gain on company owned life insurance along with gains on equity securities mentioned previously.

Pretax Income from Operations
For the year ended December 31, 2019, our pretax income from operations was $1,525,000 compared to a pretax income from operations of $1,617,000 for the year ended December 31, 2018; a decrease of $92,000. As mentioned previously, catastrophe losses from Hurricane Michael in 2018 were partially offset by increased non-catastrophe wind and hail losses in 2019.

P&C Segment Combined Ratio
For the year ended December 31, 2019, the P&C segment had a GAAP combined ratio of 100.1%. Reported claims from cat events totaling $6,623,000 combined with reported claims from non-catastrophe wind and hail totaling $9,133,000 increased the P&C segment combined ratio in 2019 by 28.9 percentage points. In comparison, for the year ended December 31, 2018, the P&C segment had a GAAP combined ratio of 101.3%. Reported claims from cat events totaling $9,138,000 (net of reinsurance recoveries) combined with reported claims from non-catastrophe wind and hail totaling $6,792,000 increased the P&C segment combined ratio in 2018 by 28.7 percentage points. Partially offsetting the increase in catastrophe losses and non-cat wind and hail losses in 2019 was a decrease in reported fire losses of $976,000 compared to the same period in the prior year.

Overview - Balance Sheet highlights at December 31, 2019 compared to December 31, 2018

Selected Balance Sheet Highlights	December 31, 2019	December 31, 2018
($ in thousands, except per share)
Invested Assets	$118,969	$112,690
Cash	$11,809	$5,676
Total Assets	$153,934	$144,231
Policy Liabilities	$78,472	$77,988
Total Debt	$14,164	$14,352
Accumulated Other Comprehensive Income (Loss)	$2,443	$(1,570)
Shareholders' Equity	$53,461	$45,866
Book Value Per Share	$21.12	$18.15
Invested Assets
Invested assets as of December 31, 2019 were $118,969,000 compared to $112,690,000 as of December 31, 2018; an increase of 5.6%. The increase in invested assets was primarily due to a $4,910,000 increase in market value of fixed income securities available for sale. Significant declines in market interest rates over the past twelve months was the primary driver of the increase in market value of fixed income securities.

Cash
The Company, primarily through its insurance subsidiaries, had $11,809,000 in cash and cash equivalents at December 31, 2019, compared to $5,676,000 at December 31, 2018. The primary reason for the increase in cash and cash equivalents compared to last year was timing in investment of positive cash flow from operations and investments.

Total Assets
Total assets as of December 31, 2019 were $153,934,000 compared to $144,231,000 at December 31, 2018. Positive cash flow from insurance operations contributed to an increase in purchases of fixed maturity securities and a $4,910,000 increase in market value of our portfolio of fixed maturity securities further contributed to the increase in total assets for 2019.

Policy Liabilities
Policy related liabilities were $78,472,000 at December 31, 2019, compared to $77,988,000 at December 31, 2018; an increase of $484,000 or 0.6%. Increases in life insurance reserves were partially offset by a decline in P&C reserves leading to a marginal increase in policy liabilities.

Debt Outstanding
Total debt at December 31, 2019 was $14,164,000 compared to $14,352,000 at December 31, 2018. Debt was reduced $188,000 during 2019 primarily from the reduction of long-term debt in our holding company.

Shareholders' Equity
Shareholders' equity as of December 31, 2019 was $53,461,000, up $7,595,000, compared to December 31, 2018 Shareholders' equity of $45,866,000. Book value per share was $21.12 at December 31, 2019, compared to $18.15 per share at December 31, 2018; an increase of 16.4% or $2.97 per share. The primary factors contributing to the increase in both book value per share and Shareholders' equity were net income of $4,067,000 and accumulated other comprehensive income of $4,013,000. The increase in accumulated comprehensive income was driven by increases in market value of our bond investments available for sale. Offsetting the increase in Shareholders' equity was shareholder dividends paid of $531,000.

Industry Segment Data:
Net premiums earned for our two operating segments are summarized as follows (amounts in thousands):

($ in thousands)	2019	%	2018	%
Life, accident and health insurance	$5,864	9.8%	$6,019	9.9%
Property and casualty insurance	54,019	90.2%	54,837	90.1%
Net premiums earned	$59,883	100.0%	$60,856	100.0%
The property and casualty segment composed 90.2% of consolidated net premiums earned in 2019 compared to 90.1% in 2018. Through the P&C segment, we offer primarily dwelling fire and homeowners insurance coverage to our customers. The life segment composed 9.8% of net premiums earned in 2019 compared to 9.9% in 2018 with revenue produced from life, accident and supplemental health insurance products. While reading this discussion regarding segment information, reference is made to Note 15 to the Consolidated Financial Statements which provides additional segment related information.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses and interest expense on debt) associated with the insurance holding company.

Life and Accident and Health Insurance Operations:
Premium revenues and operating income for the life segment for the year ended December 31, 2019 and 2018 are summarized below:

($ in thousands)	2019	2018
REVENUE
Net premiums earned	$5,864	$6,019
Net investment income	2,677	2,722
Net investment gains (losses)	861	(78)
Other income	853	1,078
Total Revenues	10,255	9,741
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	5,027	5,242
Amortization of deferred policy acquisition costs	736	838
Commissions	281	288
General and administrative expenses	1,948	2,111
Insurance taxes, licenses and fees	285	220
Interest expense	43	48
Total Expenses	8,320	8,747
INCOME BEFORE INCOME TAXES	$1,935	$994
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018:
Net premiums earned in the life segment was $5,864,000 at December 31, 2019 compared to $6,019,000 at December 31, 2018; a decrease of 2.6%.  The $155,000 decrease in net earned premium revenue was primarily due to a decline in new business production in both the traditional life and supplemental accident and health insurance products offered in NSIC.

The table below provides the major categories of investment income, primarily dividend and interest income, for the year ended December 31, 2019 and 2018:

($ in thousands)	Year ended December 31,
	2019	2018
Fixed maturities	$2,075	$2,108
Equity securities	13	37
Mortgage loans on real estate	8	8
Investment real estate	545	543
Policy loans	142	141
Other	2	1
	2,785	2,838
Less: Investment expenses	108	116
Net investment income	$2,677	$2,722
While NSIC composes only 9.8% of premium revenue, the subsidiary holds 42.6% of consolidated assets. The majority of these assets consist of fixed maturity investments. Net investment income had a moderate, 1.7% decrease at $2,677,000 for the year ended December 31, 2019 compared to $2,722,000 for the same period last year. Lower reinvestment yields on fixed maturity investments due to the declining interest rate environment experienced in 2019 was the primary factor contributing to the moderate decline in interest income.

The table below provides investment gains and losses for the year ended December 31, 2019 and 2018:

($ in thousands)	Year ended December 31,
	2019	2018
Realized gains on fixed maturities	$37	$96
Realized gains on equity securities	233	—
Change in fair value of equity securities	589	(71)
Other gains (losses), principally real estate	2	(87)
Other-than-temporary impairments	—	(16)
Net investment gains (losses)	$861	$(78)
NSIC net investment gains, for the year ended December 31, 2019, were $861,000 compared to net investment losses of $78,000 for the same period last year; an improvement of $939,000. Net investment gains and losses are highly dependent on numerous internal and external factors including but not limited to market conditions, tax position and liquidity needs of the Company and can vary significantly from period to period. A factor contributing to the increase, in 2019, was a $233,000 realized gain primarily from our minority stake in privately held Trinity Bancorp, which merged with privately held River Financial Corporation, in October of 2019, in a cash and stock transaction. A second factor contributing to the increase in net investment gains, in 2019, was an increase in the change in value of equity securities held for investment of $589,000 compared to a loss of $71,000 in the prior year. This increase in the value of equity securities held for investment, in 2019, was primarily driven by improved performance in the overall equity market compared to the prior year.

Other income was $853,000 in 2019 compared to $1,078,000 for the same period last year; a decrease of $225,000. Other income consists primarily of adjuster fees paid to NSIC from the P&C segment. As a percent of net earned premium, other income was 14.5% in 2019 and 17.9% in 2018.

Claims were $5,027,000 through December 31, 2019 compared to $5,242,000 through December 31, 2018; a decrease of $215,000 or 4.1%. The primary reason for the decrease was elevated claim payments in the prior year due to an increase in both ordinary life and industrial life related claims.

Deferred policy acquisition cost amortization and commission expenses decreased $109,000 for the year ended December 31, 2019 at $1,017,000 compared to $1,126,000 for the same period last year; a decline of 9.7%. As a percent of net premiums earned, policy acquisition cost amortization and commission expense was 17.3% in 2019 compared to 18.7% in 2018. A decline in the rate of new business production was the primary reason for the decline in commission expenses.

General and administrative expenses were $1,948,000 in 2019 compared to $2,111,000 in 2018. As a percent of earned premium, general and administrative expenses were 33.2% and 35.1% at December 31, 2019 and 2018, respectively. The $163,000 decrease in general and administrative expenses, in 2019 compared to 2018, was primarily due to a decline in adjuster expenses of $63,000 coupled with a $37,000 decrease in depreciation expenses and a $19,000 decrease in actuarial and consulting fees.

For the year ended December 31, 2019 and 2018, insurance taxes, licenses and fees were $285,000 and $220,000, respectively. As a percent of earned premium, insurance taxes, licenses and fees were 4.9% in 2019 and 3.7% in 2018. The primary reason for the increase in, 2019 compared to 2018, was the payment of expenses associated with our Alabama Department of Insurance examination.

Interest expense was $43,000 for the year ended December 31, 2019 compared to $48,000 for the year ended December 31, 2018. Interest expense in NSIC is associated with interest payments on insurance policies with a deposit fund. Deposit fund balances declined in 2019 leading to a reduction in interest expense.

For the year ended December 31, 2019, the life segment had pretax income of $1,935,000 compared to a pretax income of $994,000 for the same period last year. The $514,000 increase in life segment revenues, primarily driven by investment gains in equity securities, coupled with the $427,000 decrease in life segment expenses were the primary factors contributing to the $941,000 increase in pretax income.

Property & Casualty Operations:
Pretax income for the P&C segment for the year ended December 31, 2019 and 2018 is summarized below:

($ in thousands)	2019	2018
REVENUE
Net premiums earned	$54,019	$54,837
Net investment income	1,683	1,704
Net investment gains (losses)	2,178	(474)
Other income	575	609
Total Revenues	58,455	56,676
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	33,979	35,735
Amortization of deferred policy acquisition costs	2,723	2,759
Commissions	7,148	7,267
General and administrative expenses	8,616	8,472
Insurance taxes, licenses and fees	2,185	1,937
Total Expenses	54,651	56,170
INCOME BEFORE INCOME TAXES	$3,804	$506
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018:
Net premiums earned in the P&C segment is primarily driven by our dwelling fire and homeowner lines of business. The following table provides premiums earned by line of business:

($ in thousands)	2019		2018
Line of Business	Premium Earned	% of NPE	Premium Earned	% of NPE	2019 Increase (Decrease) over 2018
Dwelling Fire/Allied Lines	$40,302	74.6%	$39,412	71.9%	2.3%
Homeowners	20,758	38.4%	21,801	39.7%	(4.8)%
Catastrophe Reinsurance Premium Ceded	(7,041)	(13.0)%	(6,376)	(11.6)%	10.4%
Net Premiums Earned	$54,019	100.0%	$54,837	100.0%	(1.5)%
Property and casualty segment net premiums earned for 2019 was $54,019,000 compared to $54,837,000 for the same period last year. The primary reason for the moderate decline, in 2019 compared to 2018, was a 4.8% decrease in gross premium revenue in our homeowners program primarily driven by a reduction in premium revenue in coastal Louisiana. An increase in catastrophe reinsurance cost (ceded premium) of 10.4% also contributed to our 1.5% decrease in net premium earned.

The primary source of premium revenue growth in the P&C segment was primarily the states of Georgia and Oklahoma. Premium revenue in Georgia increased 12.3% in 2019 with policy counts up 1.1% compared to December 31, 2018. Increased rates were implemented in Georgia, along with growth in policy count, which lead to the year over year increase in premium revenue in the state. In addition, Oklahoma premium revenue increased 6.3% in 2019, while policy counts decreased 0.4%. The implementation of increased rates was the primary reason for the increase in premium revenue in Oklahoma, in 2019, compared to the same period last year.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from cat events. To summarize our catastrophe reinsurance structure, under the catastrophe reinsurance program in 2019, the Company retained the first $4,000,000 in losses from a first event and $2 million in losses from a second event.

 Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000
Underlying 2nd Event	100% of $2,000,000 in excess of $2,000,000 retention
Additional details regarding the structure of our 2019 catastrophe reinsurance program can be found in Note 10 to the Consolidated Financial Statements.

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

The following table provides severe thunderstorm and hurricane single event model estimates for a range of return periods based on a blended view of the RMS and AIR long-term models utilizing our actual inforce P&C segment policy data as of December 31, 2019:

($ in thousands)		Gross Losses		Net Losses [1]		Net Losses as a Percent Equity [2]
Loss Return Period	Yearly Probability of Exceeding	Severe Thunderstorm	Hurricane	Severe Thunderstorm	Hurricane	Severe Thunderstorm	Hurricane
20 Years	5%	$3,907	$16,031	$3,087	$3,160	5.9%	6.1%
50 Years	2%	$6,096	$28,854	$3,160	$3,160	6.1%	6.1%
100 Years	1%	$8,186	$41,154	$3,160	$3,160	6.1%	6.1%
250 Years	0.4%	$11,297	$60,527	$3,160	$3,160	6.1%	6.1%
500 Years	0.2%	$14,969	$77,468	$3,160	$7,085	6.1%	13.6%
1 - Net losses are net of reinsurance and after a 21% Federal income tax benefit.
2 - Equity as of December 31, 2019

In 2019, the P&C segment did not have any catastrophe losses exceeding our $4 million catastrophe reinsurance retention. However, the P&C segment was impacted, in 2019, by 23 smaller catastrophe events that individually did not exceed our catastrophe reinsurance retention; but cumulatively generated incurred losses totaling $6,623,000. In 2018, the P&C segment was impacted by Hurricane Michael which exceeded our $4 million catastrophe reinsurance retention. The P&C segment was also impacted, in 2018, by 18 smaller catastrophe events that individually did not exceed our catastrophe reinsurance retention; but cumulatively increased incurred losses by $5,138,000.

Additional details regarding the structure of our 2019 catastrophe reinsurance program can be found in Note 10 to the Consolidated Financial Statements.

The table below provides the major categories of investment income, primarily dividend and interest income, for the year ended December 31, 2019 and 2018:

($ in thousands)	Year ended December 31,
	2019	2018
Fixed maturities	$1,664	$1,663
Equity securities	50	47
Other	7	23
	1,721	1,733
Less: Investment expenses	38	29
Net investment income	$1,683	$1,704
For the year ended December 31, 2019, net investment income was $1,683,000 compared to $1,704,000 for the same period in 2018; a slight decrease of $21,000 or 1.2%. Lower yields on new investments in 2019 was the primary factor contributing to this marginal decrease in net investment income.

The table below provides investment gains and losses for the year ended December 31, 2019 and 2018:

($ in thousands)	Year ended December 31,
	2019	2018
Realized gains (losses) on fixed maturities	$(31)	$32
Change in fair value of equity securities	122	(132)
Change in surrender value of company owned life insurance	295	(374)
Realized gain on company owned life insurance	1,792	—
Net investment gains (losses)	$2,178	$(474)
Net investment gains, for the year ended December 31, 2019, were $2,178,000 compared to net investment losses of $474,000 for the same period in 2018; an increase of $2,652,000. A gain on our company owned life insurance (COLI) investment of $1,792,000 was a primary reason for the significant increase in net investment gains in 2019. Changes in cash surrender values driven by underlying investment funds in the COLI are included in income as an investment gain or loss in the current period. The change in surrender value included in earnings for the periods ended December 31, 2019 and 2018 were an increase of $295,000 and a decline of $374,000, respectively. In addition, for the year ended December 31, 2019, we had unrealized gains in our P&C segment equity investments available for sale totaling $122,000 compared to unrealized losses in equity investments of $132,000 in 2018.

Other income was comparable at $575,000 for the year ended December 31, 2019, compared to $609,000 in 2018; a decrease of $34,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percent of net earned premium, other income was 1.1% in both 2019 and 2018.

Policyholder claims in the property and casualty segment were $33,979,000 in 2019, compared to $35,735,000 for the same period last year; a decrease of $1,756,000 or 4.9%. Claims as a percentage of premium earned was 62.9% in 2019 compared to 65.2% in 2018. The primary reason for the decrease in claims was a $2,515,000 decline in P&C segment catastrophe weather claims coupled with a $976,000 decrease in fire claims. These decreases were offset by an increase in non-catastrophe weather claims totaling $2,341,000.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the year ended December, 2019 and 2018:

For the year ended December 31, 2019			For the year ended December 31, 2018
($ in thousands) Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 1916 (Feb 23-26)	$296	85	Cat 1814 (Feb 24-26)	$160	52
Cat 1918 (Mar 3-4)	757	76	Cat 1817 (Mar 18-21)	1,151	215
Cat 1920 (Mar 23-25)	147	29	Cat 1821 (Apr 13-17)	631	147
Cat 1923 (Apr 12-15)	574	121	Cat 1824 (May 12-16)	149	36
Cat 1924 (Apr 17-20)	324	76	Cat 1827 (May 29-June 1)	255	50
Cat 1926 (Apr 30-May 2)	209	35	Cat 1835 (June 24-26)	290	48
Cat 1927 (May 7-10)	600	106	Cat 1836 (June 28)	419	69
Cat 1931 (May 20-22)	168	41	Cat 1840 (July 19-22)	338	64
Cat 1943 (July 10-18)	1,021	249	Cat 1852 (Sept 13-16)	1,292	371
Cat 1954 (Aug 28-Sept 6)	530	148	Cat 1857 (Oct 10-14)	13,378	2,312
Cat 1963 (Oct 25-26)	1,221	236
Cat 1969 (Dec 16-17)	367	46
Misc cats less than $100k	409	105	Misc cats less than $100k	453	144
Total Cat losses	$6,623	1,353	Total Before Reinsurance	$18,516	3,508
			Less: Reinsurance (Cat 1857)	(9,378)
			Total Net Cat Losses	$9,138

Non-cat wind & hail	$9,133	2,197	Non-cat wind & hail	$6,792	2,025
During 2019, the P&C segment was impacted by 23 catastrophe events producing 1,353 policyholder claims totaling $6,623,000. Net of tax, these losses reduced 2019 net income by $5,232,000. In comparison, in 2018, the P&C segment was impacted by 19 catastrophe events from 3,508 claims totaling $9,138,000 net of reinsurance recoveries. Net of tax, 2018 catastrophe losses reduced 2018 net income by $7,219,000.

During 2019, the P&C segment had reported losses from Cat 1943 (Hurricane Barry) totaling $1,021,000 from 249 claims as well as Cat 1963 (Tropical Storm Olga) totaling $1,221,000 from 236 claims. These two cat events accounted for 33.9% of total reported cat losses in 2019 and added 4.1 percentage points to the 2019 P&C segment combined ratio. Claims reported from all 2019 cat events contributed 12.1 percentage points to the 2019 P&C segment combined ratio. The primary contributor to 2018 reported cat losses was Hurricane Michael. Hurricane Michael contributed $13,378,000 in reported losses on a gross basis ($4,000,000 net of reinsurance recoveries). Net of tax, Hurricane Michael losses reduced net income by $3,160,000. Claims reported from all 2018 cat events contributed 16.5 percentage points to the 2018 P&C segment combined ratio.

Non-catastrophe wind and hail claims reported in 2019 were above historical averages and totaled $9,133,000 compared to non-catastrophe wind and hail claims reported in 2018 totaling $6,792,000; an increase of $2,341,000. During 2019, the P&C segment had 2,197 non-catastrophe wind and hail claims reported (an average of $4,200 per claim) compared to 2,025 non-catastrophe wind and hail claims reported during 2018 (an average of $3,400 per claim). Non-catastrophe wind and hail claims reported during 2019 accounted for 26.9% of total P&C segment incurred losses in the current year and added 16.7 percentage points to the 2019 P&C segment combined ratio. Non-catastrophe wind and hail claims reported during 2018 accounted for 19.0% of total P&C segment incurred losses in 2018 and added 12.2 percentage points to the 2018 P&C segment combined ratio.

Reported fire losses in 2019 were down $976,000 or 6.5% compared to fire losses reported during 2018. The P&C segment had 481 fire losses reported in 2019 totaling $13,992,000 compared to 479 fire losses reported in 2018 totaling $14,968,000. The average cost per claim was $29,100 for fire losses reported in 2019 compared to $31,200 for fire losses reported in 2018. Fire losses reported during 2019 added 25.6 percentage points to the P&C segment combined ratio while fire losses reported during 2018 added 27.0 percentage points to the P&C segment combined ratio.

Deferred policy acquisition costs were $2,723,000 compared to $2,759,000 for the same period last year; a decrease of $36,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 5.0% in 2019 and 2018.

Commission expense for 2019 was $7,148,000 (13.2% of premium revenue) compared to $7,267,000 (13.3% of premium revenue) for the same period in 2018. The primary reason for the $119,000 decrease in commission expense was a reduction in the bonus commissions to agents in 2019 compared to 2018.

General and administrative expenses in the property and casualty segment totaled $8,616,000 in 2019 compared to $8,472,000 in 2018; a 1.7% increase. The primary factors contributing to the $144,000 increase in general expenses, in 2019, compared to the same period last year, was an increase in litigation related costs of $300,000.

Insurance taxes, licenses and fees were $2,185,000 through December 31, 2019, compared to $1,937,000 for the same period last year. As a percentage of net premiums earned, insurance taxes, licenses and fees were 4.0% for the year ended December 31, 2019, compared to 3.5% for year ended December 31, 2018. The primary reason for the increase in taxes, licenses and fees, in 2019, compared to 2018, was due to a slight increase in Mississippi related taxes in addition to the utilization of premium tax credits the state of Mississippi in the prior year that were not applied in 2019.

For the year ended December 31, 2019, the Company had a pretax income of $3,804,000 compared to pretax income of $506,000 for the same period in 2018. The $3,298,000 increase in pretax income was primarily due to the $1,756,000 reduction claims, in 2019 compared to 2018, coupled with the $1,792,000 gain on company owned life insurance, partially offsetting these positive factors was a decline in net premiums earned and an increase in general and administrative expenses.

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

The results of these ratios by significant component for the past two years were as follows:

	2019	2018
Loss and LAE Ratio (Non-Cat)	50.11%	47.97%
Loss and LAE Ratio (Cat)	12.13%	16.48%
Underwriting Expense Ratio	37.86%	36.86%
Combined Ratio	100.10%	101.31%
Maintaining a combined ratio below 100%, which indicates that the company is making an underwriting profit, depends upon many factors including hurricane activity in the Gulf of Mexico and the southern Atlantic coast, strict underwriting of risks, catastrophe reinsurance costs, severe thunderstorm frequency and the ability to obtain adequate and timely premium rates. A major hurricane hitting the coast of Alabama, Georgia, South Carolina, Mississippi or Louisiana could cause the combined ratio to fluctuate materially from year to year. In addition, most of the states that we write business are prone to severe thunderstorm and tornado activity with significant variations in the level of activity from year to year. The property and casualty subsidiaries maintain catastrophe reinsurance to minimize the effect of a major catastrophe; however, the geography of our coverage area, frequency of smaller catastrophe events and prohibitive cost of maintaining lower catastrophe deductibles and/or catastrophe aggregate coverage prevents some limitations on our ability to further mitigate catastrophe risks.

During 2019, the P&C segment experienced an decrease of 1.21 percentage points in the combined ratio compared to 2018. Non-catastrophe losses increased the P&C segment combined ratio 4.48 percentage points in the current year compared to the same period last year. However, catastrophe losses decreased in 2019 compared to 2018, leading to a 4.35 percentage point decrease in the P&C segment combined ratio and was the primary reason for the overall decrease, in 2019 compared to the same period last year. As noted in the table above, catastrophe loss is the primary source of variability in our combined ratio and is generally the primary driver of variability in our earnings. While catastrophe events are unpredictable and often occur in cycles, management has sought to increase margins through efficiency measures and improved rate optimization. Management continues to improve rate adequacy, reduce significant exposure concentrations and implement other risk management strategies in order to further improve underwriting profitability, mitigate earnings volatility and reduce downside risk to our capital position.

Non-insurance Operations:
The non-insurance operations of the Company consist of our ultimate holding company parent, The National Security Group, Inc. (NSEC). NSEC, as a standalone entity, has no material sources of revenue and relies on dividends and management service fees from our insurance subsidiaries to pay expenses. Dividends from subsidiaries are subject to insurance department approval and are also subject to statutory restrictions. Subsidiary dividends and service fees are eliminated upon consolidation of the subsidiaries in the audited financial statements included herein. Revenues and expense (excluding intercompany dividends from subsidiaries) for non-insurance operations for the year ended December 31, 2019 and 2018 are summarized as follows:

($ in thousands)	2019	2018
REVENUE
Net investment income	$56	$55
Net realized investment gains	16	—
Other income	1,019	1,006
Total Revenues	1,091	1,061

EXPENSES
General and administrative expenses	1,128	309
Interest expense	1,122	1,187
Total Expenses	2,250	1,496
LOSS BEFORE INCOME TAXES	$(1,159)	$(435)
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018:
Revenue for non-insurance operations primarily consists of interest on investments and other income. Other income is composed of management service fees from subsidiaries which are eliminated upon consolidation. General and administrative expenses totaled $1,128,000 in 2019 compared to $309,000 for the same period last year. The expenses of NSG are primarily associated with the public listing of our stock, taxes and fees, and directors' fees. The most significant item impacting the increase in general expenses was an increase in the liability for unfunded non-qualified deferred compensation plans. Total interest expense associated with short-term and long-term borrowings of NSG was $1,122,000 for the year ended December 31, 2019 and $1,187,000 for the same period in 2018. The decline in interest expense is related to a reduction in debt outstanding.

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

At December 31, 2019, the Company's holdings in fixed maturity securities amounted to 85.4% of total investments and 65.9% of total assets. The Company utilizes the ratings of various Nationally Recognized Statistical Rating Organizations when classifying fixed maturity investments by credit quality.

The following is a breakdown of the Company's fixed maturity investments by quality rating:

	% of Total Bond Portfolio
S&P or Equivalent Ratings	2019	2018
AAA/AA+	46.5%	43.7%
AA	3.3%	4.0%
AA-	2.4%	3.4%
A+	1.5%	0.8%
A	4.2%	4.8%
A-	5.8%	5.8%
BBB+	5.2%	6.1%
BBB	20.5%	19.1%
BBB-	6.1%	7.6%
Below Investment Grade	4.5%	4.7%
There were no material changes in credit quality mix in 2019 as we continue to focus on investing in high quality investment grade securities. Also, tight credit spreads throughout 2019 limited the rewards of investing in lower quality issues.

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

The amortized cost and aggregate fair values of investments in investment securities at December 31, 2019 and December 31, 2018 are as follows:

($ in thousands) December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Government corporations and agencies	$4,131	$150	$—	$4,281
Agency mortgage backed securities	32,283	861	157	32,987
Asset backed securities	10,307	71	104	10,274
Private label mortgage backed securities	6,815	441	4	7,252
Corporate bonds	36,074	1,816	70	37,820
States, municipalities and political subdivisions	6,669	109	1	6,777
Foreign governments	823	46	—	869
Total fixed maturities	97,102	3,494	336	100,260
Equity securities	2,127	3,176	—	5,303
Total	$99,229	$6,670	$336	$105,563
Held-to-maturity securities:
Agency mortgage backed securities	$1,290	$55	$—	$1,345
Total	$1,290	$55	$—	$1,345

($ in thousands) December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Government corporations and agencies	$4,820	$31	$107	$4,744
Agency mortgage backed securities	27,492	159	545	27,106
Asset backed securities	10,901	7	248	10,660
Private label mortgage backed securities	5,869	105	27	5,947
Corporate bonds	36,935	407	1,551	35,791
States, municipalities and political subdivisions	10,059	105	91	10,073
Foreign governments	801	3	—	804
Total fixed maturities	96,877	817	2,569	95,125
Equity securities	1,842	2,464	—	4,306
Total	$98,719	$3,281	$2,569	$99,431
Held-to-maturity securities:
Agency mortgage backed securities	$1,449	$16	$22	$1,443
Total	$1,449	$16	$22	$1,443
As shown in the tables above, the Company experienced a decrease in unrealized losses on fixed maturity investments, along with a significant increase in unrealized gains in 2019 compared to the portfolio composition at December 31, 2018. The overall increase in market value of our fixed maturity investments was driven by a decline in market interest rates during 2019.

A number of factors influence portfolio allocation within each of the insurance subsidiaries. Within the property and casualty subsidiaries, due to the relatively short-term nature of segment liabilities, fixed income investments tend to be of shorter duration, with average maturities of less than five years. Also, due to higher levels of potential volatility of policy liabilities (severe weather related losses), a greater emphasis is placed upon overall liquidity of investments. In contrast, within the life insurance subsidiary, policy liabilities tend to be more stable and of significantly longer duration. In order to match the longer duration of liabilities, investments in the life insurance portfolio tend to have longer maturities, and higher average book yields. Also, less emphasis is placed upon short-term liquidity in the life subsidiary due to more predictable cash needs.

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

At December 31, 2019, 4.5% of total investments in the fixed income portfolio were classified as below investment grade. In evaluating whether or not the equity loss positions were other-than-temporary impairments, management evaluated financial information on each company and, where available, reviewed analyst reports from independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments. Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2019, the Company realized no other-than-temporary impairments related to fixed maturities.

The amortized cost and aggregate fair value of debt securities at December 31, 2019, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$2,136	$2,133
Due after one year through five years	17,397	17,945
Due after five years through ten years	25,683	26,516
Due after ten years	51,886	53,666
Total	$97,102	$100,260

Held-to-maturity securities:
Due after one year through five years	$29	$30
Due after five years through ten years	4	5
Due after ten years	1,257	1,310
Total	$1,290	$1,345
As discussed earlier, the majority of our longer duration securities are investments made to match longer duration liabilities in the life segment or are investments in mortgage backed securities, primarily government agency. Due to the amortizing nature and the ability to prepay mortgage backed securities, actual maturities tend to be significantly shorter than contractual maturities.

Investment portfolio income
Investment returns with respect to the investment portfolio for the years ended December 31, 2019 and 2018 follows:

($ in thousands)	Year Ended December 31,
	2019	2018
Net investment income	$3,876	$3,941
Average current yield on investments	3.3%	3.5%
Total return on investments	10.2%	0.3%
Net gains (losses) on investments (before taxes)	$3,055	$(552)
Change in accumulated net unrealized gains (losses) (before income taxes)	$4,910	$(3,042)
Average current yield on investments in 2019 decreased 0.2% compared to 2018. The marginal decrease in average current yield was primarily due to a decline in market interest rates during 2019 which reduced the book yield on new fixed maturity investments.

The total return on investments in 2019 was 10.2% compared to 0.3% in 2018. A gain on our company owned life insurance investment coupled with interest rate driven increases in value of our fixed maturity investments available for sale were the primary factors driving the much higher total return in 2019 compared to the prior year.

Repurchase agreements
The Company's subsidiaries maintain repurchase agreements for cash held on deposit under which insurance regulations dictates that our policy requires 102% (100% minimum) of the fair value of the securities purchased to be maintained as collateral.  The repurchase investments are overnight agreements and investments are limited to government securities that are highly liquid. Therefore, these investments are reflected on the balance sheet as a cash equivalents.  Due to a combination of the 102% collateral requirement and low short-term interest rates, we realize limited interest income from repurchase agreements/short-term investments. However, repurchase agreements utilizing government agency securities do provide deposit protection for short-term cash held in excess of FDIC deposit limits. The Company does not lend securities to any counterparty under repurchase agreements.

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

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of December 31, 2019, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

($ in thousands) Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$2,136	$—	$2,136	2.17%
Maturity in 1-5 years	17,397	29	17,426	17.71%
Maturity in 5-10 years	25,683	4	25,687	26.11%
Maturity after 10 years	51,886	1,257	53,143	54.01%
	$97,102	$1,290	$98,392	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some fixed maturity securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,885,000, or 4.8%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,888,000, or 4.8%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At December 31, 2019, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $53,461,000, up $7,595,000 compared to $45,866,000 at December 31, 2018.  During the year, shareholders' equity was increased by net income of $4,067,000, comprehensive income due to changes in value of fixed maturity securities of $3,879,000 and comprehensive income of $134,000 related to change in value of interest rate swaps. Equity was also increased by shares issued of $53,000. Equity was reduced $7,000 by the purchase of 436 common stock shares held as treasury stock and cash dividends paid totaling $531,000.

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

The Company, primarily through its insurance subsidiaries, had $11,809,000 in cash and cash equivalents at December 31, 2019, compared to $5,676,000 at December 31, 2018. Cash provided by operating activities increased cash by $5,373,000 during the year ended December 31, 2019. The increase in cash from operating activities was driven by refunds of federal income tax overpayment along with changes in other assets and reinsurance recoveries. Cash provided by operating activities increased cash by $3,177,000 for the year ended December 31, 2018. The increase in cash provided by operating activities in 2018 was primarily driven by net income from operations. Net cash provided by investing activities totaled $1,656,000 for the year ended December 31, 2019, compared to cash used in investing activities of $2,149,000 in 2018. Net cash provided by investing activities in 2019 primarily consisted of maturities of investments and proceeds from company owned life insurance. Net cash used in financing activities totaled $896,000 for the year ended December 31, 2019, compared to $1,996,000 for the same period last year. During the year ended December 31, 2019, the Company paid $531,000 in dividends to shareholders. The Company maintains a $700,000 line of credit which matures in March of 2020. We had $700,000 available on our revolving line of credit at December 31, 2019.

The Company had a total of $13,664,000 of long-term debt outstanding as of December 31, 2019, compared to $12,152,000 at December 31, 2018, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $208,000 and $220,000, respectively.

($ in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 1 through 3	Years 4 through 5	More than 5 years
Notes payable	$2,000	$500	$1,500	$—	$—
Debt obligations[1]	$12,152	$—	$—	$—	$12,152
Interest on debt obligations[1]	$11,601	$860	$2,225	$1,378	$7,138
Property and casualty claim reserves[2]	$7,199	$6,364	$770	$50	$15
Future life insurance obligations[3]	$68,500	$4,466	$11,933	$6,890	$45,211
[1] Long-term debt, consisting of two separate issues of trust preferred securities, a line of credit and the long-term portion of an installment note is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2019 for each issue. Interest on long-term debt is accrued and settled quarterly on the trust preferred securities, monthly on the line of credit and annually on the installment note. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 8, Notes Payable and Long-term Debt, in the notes to Consolidated Financial Statements.

[2] The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated. For additional details on payout patterns please see Note 9.

[3] Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies in force at December 31, 2019. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of NSIC’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Contractual obligations reflected in the table above include the issuance of $9,129,000 in subordinated debentures completed on December 15, 2005. The subordinated debentures mature December 15, 2035. It is anticipated that principal payments will not be made before maturity. Also included in long-term debt is the issuance of $3,035,000 in subordinated debentures on June 21, 2007. This issue matures June 15, 2037 and may be prepaid at any time. Also reflected in the table above is a $2,000,000 unsecured loan renewed in December 2019. The unsecured loan matures in November 2023.

In estimating the time interval for payment of property and casualty claim reserves, the Company utilized historical payment patterns. By the nature of the insurance contracts under which these liabilities exist, there can be no certainty that actual payments will fall in the periods indicated above. However, management believes that current liquidity and capital resources are sufficient to pay these obligations as they come due. Also, due to the relatively short-tail nature of the majority of the Company's property and casualty claim liabilities, management can conclude with a reasonable level of confidence that historical patterns indicate that approximately 97.6% of claim liabilities at the end of a given year are settled within the following two year period. See Note 9 for additional details on payout patterns.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited consolidated financial statements included in our 2019 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2020 is statutorily limited to $1,624,000 in the life insurance subsidiary and $3,626,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $2,750,000 dividends from its subsidiaries during the year ended December 31, 2019.

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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group's life/health and property/casualty insurance subsidiaries are all in excess of 5 to 1 at December 31, 2019.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $17,210,000 and $16,043,000 at December 31, 2019 and 2018, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 15.0 and 16.2 at December 31, 2019 and 2018, respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $36,264,000 and $34,645,000 at December 31, 2019 and 2018, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 5.1 and 4.7 at December 31, 2019 and 2018, respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $11,430,000 and $10,783,000 at December 31, 2019 and 2018, and a ratio of regulatory total adjusted capital to authorized control level RBC of 20.1 and 18.9 at December 31, 2019 and 2018, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

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

During 2019, the property and casualty segment maintained a catastrophe reinsurance contract, which covered losses exceeding a retention related to a single catastrophic event. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2019 and 2018. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2019 also allowed one reinstatement for coverage under the contract for a second catastrophic event with the same upper $72.5 million upper limit but with a reduced retention of $2 million.

The property and casualty subsidiaries utilize our actual in force policy data modeled utilizing two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Historically, reinsurance has been maintained to meet at least a 250 year modeled event level. While this estimate is subject to some uncertainty and model risk, through obtaining coverage that meets at least a 250 year modeled event level, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.5% probability of occurring in a given year.

At December 31, 2019, the estimated reinsurance recoverable recorded was $276,000 compared to $1,772,000 for the same period last year. The Company does not anticipate any issues with collection of the recorded amount. In 2019, catastrophe reinsurance premiums ceded totaled $6,008,000 compared to $5,486,000 ceded in 2018. Catastrophe reinsurance premiums are based on a premium calculation applying the agreed upon rate to the total insured value of the covered lines of business. The reduction of our second event retention along with a moderate increase in total insured value, were the primary factors contributing to the increase in reinsurance cost in 2019. In addition to catastrophe reinsurance, the Company placed reinstatement premium protection (RPP) reinsurance during 2019 and 2018 totaling $1,033,000 and $833,000, respectively.

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

At December 31, 2019 and 2018, the Company recorded $7,666,000 and $7,834,000, respectively, as an asset for DAC in the Consolidated Financial Statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, see Note 1 to our Consolidated Financial Statements.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax bases of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or are settled. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period the new rate is enacted.

At December 31, 2019, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, see Note 7 to our Consolidated Financial Statements.

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

At December 31, 2019 and 2018, the recorded liability for loss and loss adjustment expense was $7,199,000 and $8,208,000, respectively, a $1,009,000 decrease. The decline in claim and claim adjustment expense reserves is primarily due to claims arising from Hurricane Michael in the fourth quarter of 2018. We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 9 to our Consolidated Financial Statements.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $5,303,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its December 31, 2019 value, the fair value of the Company's common stock investments would decrease by approximately $530,000.

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
Elba, Alabama

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. (the Company) as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedules I, II, III, IV and V (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Warren Averett, LLC
We have served as The National Group, Inc.’s auditor since 2009.
Birmingham, Alabama

March 19, 2020

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

($ in thousands)	December 31, 2019	December 31, 2018

ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2019 - $1,345; 2018 - $1,443)	$1,290	$1,449
Fixed maturities available-for-sale, at estimated fair value (cost: 2019 - $97,102; 2018 - $96,877)	100,260	95,125
Equity securities, at estimated fair value (cost: 2019 - $2,127; 2018 - $1,842)	5,303	4,306
Trading securities	149	107
Receivable for securities sold	56	—
Mortgage loans on real estate, at cost	147	156
Investment real estate, at book value	2,934	2,945
Policy loans	1,895	1,854
Company owned life insurance	4,655	4,600
Other invested assets	2,280	2,148
Total Investments	118,969	112,690
Cash and cash equivalents	11,809	5,676
Accrued investment income	706	774
Policy receivables and agents' balances, net	12,028	11,185
Reinsurance recoverable	276	1,772
Deferred policy acquisition costs	7,666	7,834
Property and equipment, net	1,630	1,649
Income tax recoverable	—	1,463
Deferred income tax asset, net	—	716
Other assets	850	472
Total Assets	$153,934	$144,231
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$7,199	$8,208
Accident and health benefit and loss reserves	4,046	3,803
Life and annuity benefit and loss reserves	34,269	33,671
Unearned premiums	30,555	29,999
Policy and contract claims	1,053	792
Other policyholder funds	1,350	1,515
Short-term notes payable and current portion of long-term debt	500	2,200
Long-term debt	13,664	12,152
Accrued income taxes	226	—
Deferred income tax liability	96	—
Other liabilities	7,515	6,025
Total Liabilities	100,473	98,365
Contingencies
Shareholders' equity
Common stock	2,532	2,527
Additional paid-in capital	5,602	5,554
Accumulated other comprehensive income (loss)	2,443	(1,570)
Retained earnings	42,891	39,355
Treasury stock, at cost, 436 shares	(7)	—
Total Shareholders' Equity	53,461	45,866
Total Liabilities and Shareholders' Equity	$153,934	$144,231

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share)	Year ended December 31,
	2019	2018
REVENUES
Net premiums earned	$59,883	$60,856
Net investment income	3,876	3,941
Investment gains (losses)	3,055	(552)
Other income	585	612
Total Revenues	67,399	64,857
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	38,598	40,409
Amortization of deferred policy acquisition costs	3,459	3,597
Commissions	7,429	7,555
General and administrative expenses	9,698	8,839
Taxes, licenses and fees	2,470	2,157
Interest expense	1,165	1,235
Total Benefits, Losses and Expenses	62,819	63,792

Income Before Income Taxes	4,580	1,065

INCOME TAX EXPENSE (BENEFIT)
Current	768	(1,045)
Deferred	(255)	1,331
	513	286

Net Income	$4,067	$779

INCOME PER COMMON SHARE BASIC AND DILUTED	$1.61	$0.31

DIVIDENDS DECLARED PER SHARE	$0.21	$0.20

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands)	Year ended December 31,
	2019	2018

Net income	$4,067	$779

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $14 and $100 for 2019 and 2018, respectively	3,879	(2,404)
Unrealized gain on interest rate swap	134	295

Other comprehensive income (loss), net of tax	4,013	(2,109)

Comprehensive income (loss)	$8,080	$(1,330)

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2017	$47,625	$36,974	$2,646	$2,522	$5,483	$—

Cumulative effect of change in accounting principle	—	2,107	(2,107)	—	—	—

Comprehensive income:

Net income for December 31, 2018	779	779	—	—	—	—

Other comprehensive loss (net of tax)	(2,109)	—	(2,109)	—	—	—

Common stock issued	76	—	—	5	71	—

Cash dividends	(505)	(505)	—	—	—	—

Balance at December 31, 2018	$45,866	$39,355	$(1,570)	$2,527	$5,554	$—

Common stock reacquired	(7)	—	—	—	—	(7)

Comprehensive income:

Net income for December 31, 2019	4,067	4,067	—	—	—	—

Other comprehensive income (net of tax)	4,013	—	4,013	—	—	—

Common stock issued	53	—	—	5	48	—

Cash dividends	(531)	(531)	—	—	—	—

Balance at December 31, 2019	$53,461	$42,891	$2,443	$2,532	$5,602	$(7)

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)	Year ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$4,067	$779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization/accretion, net	365	312
Net (gains) losses on investments	(3,055)	552
Deferred income taxes	(255)	1,331
Amortization of deferred policy acquisition costs	3,459	3,597
Changes in assets and liabilities:
Change in receivable for securities sold	(56)	—
Change in accrued investment income	68	(6)
Change in reinsurance recoverable	1,496	(1,406)
Policy acquisition costs deferred	(3,291)	(3,307)
Change in accrued income taxes	1,689	(1,070)
Change in net policy liabilities and claims	(199)	1,969
Change in other assets/liabilities, net	1,086	420
Other, net	(1)	6
Net cash provided by operating activities	5,373	3,177
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(18,359)	(16,621)
Trading securities and short-term investments	(37)	—
Property and equipment	(105)	(29)
Proceeds from sale or maturities of:
Held-to-maturity securities	173	179
Available-for-sale securities	17,972	14,172
Real estate held for investment	11	188
Proceeds from company owned life insurance	2,031	—
Other invested assets, net	(30)	(38)
Net cash provided by (used in) investing activities	1,656	(2,149)
Cash Flows from Financing Activities
Change in other policyholder funds	(165)	(191)
Change in short-term notes payable	(200)	(1,300)
Dividends paid	(531)	(505)
Net cash used in financing activities	(896)	(1,996)
Net change in cash and cash equivalents	6,133	(968)
Cash and cash equivalents, beginning of year	5,676	6,644
Cash and cash equivalents, end of period	$11,809	$5,676

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary, Omega One Insurance Company (Omega).  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which includes information and disclosures not presented herein.

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

Omega is licensed in the states of Alabama and Louisiana. Omega currently has no insurance policies inforce but is party to an intercompany reinsurance agreement with NSFC. Intercompany transactions are eliminated upon consolidation in the accompanying consolidated financial statements.

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

Concentration of Risk
The Company's property and casualty subsidiaries, composing 91.2% of consolidated direct written premium, produced business during 2019 in eight states. However, 51% of property and casualty segment direct written premium is generated in the states of Alabama, Mississippi and Louisiana, subjecting the Company to significant geographic concentration. Consequently, adverse weather conditions or changes in the legal, regulatory or economic environment could adversely impact the Company.

The Company's life, accident and health insurance subsidiary, composing approximately 8.8% of consolidated direct written premium, is licensed in seven states. However, over 78% of life segment direct premium is generated in the

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

states of Alabama and Georgia. Consequently, changes in the legal, regulatory or economic environment in these states could adversely impact the Company.

For the year ended December 31, 2019, one agency individually produced greater than 5% of the Company's direct written premium.

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

When a fixed maturity security has a decline in value, where fair value is below amortized cost, an other-than-temporary impairment (OTTI) is triggered in circumstances where:

•	the Company has the intent to sell the security

•	it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis

•	the Company does not expect to recover the entire amortized cost basis of the security

If the Company intends to sell the security or if it is more-likely-than-not the Company will be required to sell the security before recovery, an OTTI is recognized as a realized loss in the statement of operations equal to the difference between the security's amortized cost and its fair value. If the Company does not intend to sell the security or it is not more-likely-than-not that the Company will be required to sell the security before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized as an investment loss in the statement of operations, and the amount related to all other factors, which is recognized in other comprehensive income.

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

The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000 (including cash surrender value at the time of payment). The Company's original investment in currently inforce company owned life insurance is $4,082,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at December 31, 2019 and December 31, 2018 was $4,655,000 and $4,600,000, respectively. Changes in cash surrender values are included in the statement of operations. The change in surrender value included in the statement of operations for the years ended December 31, 2019 and 2018 was an increase of $295,000 and an decrease of $374,000, respectively. Proceeds from the COLI contracts are recorded when the benefits become payable under the terms of the policy and proceeds in excess of cash surrender value are recognized as a gain on company owned life insurance.

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

Leases
The Company leases automobiles and some office equipment. The Company accounts for leases existing prior to January 1, 2019 under their original classification and omits any new costs classified as initial direct costs. The Company classified all leases as operating leases and accounts for separate lease and nonlease components as a single lease component. Leases are not considered material and the Company recognizes a right of use (ROU) asset which is included in other assets and a corresponding lease liability in other liabilities. The ROU asset recognized by the Company at December 31, 2019 was $389,000 and the corresponding lease liability was $427,000.

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

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2003	7% graded to 6%
2004 - 2012	5.25%
2013 - 2014	4.25%
2015 - 2019	4%

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,529,652 at December 31, 2019 and 2,525,325 at December 31, 2018. The Company did not have any dilutive securities as of December 31, 2019 and 2018.

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

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of the Company's assets and liabilities and capital or operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period the new rate is enacted. Changes in deferred tax assets and liabilities are included as a component of income tax expense, with the exception of changes impacting other comprehensive income. Changes in deferred tax assets and liabilities associated with components of other comprehensive income are charged or credited to other comprehensive income.

The Company evaluates all tax positions taken on its U.S. federal income tax return. No material uncertainties exist for any tax positions taken by the Company.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At December 31, 2019, the net amount exceeding FDIC insured limits was $6,766,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At December 31, 2019, the single largest balance due from one agent totaled $349,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At December 31, 2019 and December 31, 2018, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2019, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

Treasury Shares
Treasury shares are reported at cost and are reflected on the Consolidated Balance Sheets as a reduction of total equity.

Accounting Changes Not Yet Adopted
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance to simplify the accounting for income taxes. The guidance removes certain exceptions to general principles in the income tax guidance and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this new guidance. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued guidance to improve the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The guidance improves timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows. The guidance will simplify and improve accounting for certain market-based options or guarantees associated with deposit type contracts and simplify the amortization of deferred policy acquisition costs. The guidance also introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance. Due to the nature and extent of the changes required to the Company’s life insurance operations, the adoption of this standard is expected to have a material impact on the consolidated financial statements.

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

Financial Instruments - Credit Losses
In June 2016, the FASB issued guidance that replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB released additional guidance in November 2018 that provides scope clarification. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. The Company does not expect the adoption to have a material impact on its financial position or results of operations.

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

The Company adopted this guidance on January 1, 2019 and recorded a ROU asset of $299,000 and corresponding lease liability of $306,000. The ROU asset and operating lease liability are included in other assets and other liabilities, respectively, on our Consolidated Balance Sheets as of January 1, 2019. The Company elected the package of practical expedients permitted under the guidance, which allowed the Company to account for existing leases under their current classification, as well as omit any new costs classified as initial direct costs, under the new guidance. Based on this election, the Company kept existing agreements as operating leases. The Company also elected the practical expedient allowing an accounting policy election by class of underlying asset, to account for separate lease and nonlease

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

components as a single lease component. The Company leases automobiles and some office equipment. These leases are not considered material. Adoption of this guidance had no material impact on the Company's financial position, results of operations, cash flows or related disclosures.

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds passive interests in limited partnerships that are considered to be Variable Interest Entities (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entities and is not required to consolidate under ASC 810. The entities are private placement investment funds formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnerships. The carrying value of the investments totals $317,000 and is included as a component of Other Invested Assets in the accompanying consolidated balance sheets.

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

In June 2007, the Company formed National Security Capital Trust II for the sole purpose of issuing, in private placement transactions, $3,000,000 of trust preferred securities and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $3,093,000 unsecured junior subordinated deferrable interest debentures. The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust. The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures. The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $2,995,000. The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE's. The Trust is not consolidated because the Company is not the primary beneficiary of the Trust. The Subordinated Debentures, disclosed in Note 8, are reported in the accompanying consolidated balance sheets as a component of long-term debt. The Company's equity investments in the Trust total $93,000 and are included in Other Assets in the accompanying consolidated balance sheets.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statutory net income (loss) and capital and surplus, excluding intercompany transactions, are summarized as follows:

($ in thousands)	2019	2018
NSIC - including realized capital gains of $272 and $71, respectively	$1,378	$1,558
NSFC - including realized capital gains (losses) of $(10) and $39, respectively	$2,644	$786
Omega - including realized capital gains (losses) of $(21) and $7, respectively	$593	$(64)
Statutory risk-based adjusted capital:
NSIC - including AVR of $968 and $766, respectively	$17,210	$16,043
NSFC - including investment in Omega of $7,930 and $7,280, respectively	$36,264	$34,645
Omega	$11,430	$10,783

The above amounts exclude allocation of direct expenses of the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 4 – INVESTMENTS

Our investment in available-for-sale securities, which are reported at fair value, includes fixed maturity securities and equity securities. Net unrealized gains or losses on fixed maturities are reported after-tax as a component of other comprehensive income. Changes in fair value of equity securities are reported in investment gains/losses as a component of net income.

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2019 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,131	$150	$—	$4,281
Agency mortgage backed securities	32,283	861	157	32,987
Asset backed securities	10,307	71	104	10,274
Private label mortgage backed securities	6,815	441	4	7,252
Corporate bonds	36,074	1,816	70	37,820
States, municipalities and political subdivisions	6,669	109	1	6,777
Foreign governments	823	46	—	869
Total Fixed Maturities	97,102	3,494	336	100,260
Equity securities	2,127	3,176	—	5,303
Total	$99,229	$6,670	$336	$105,563

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2019 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$1,290	$55	$—	$1,345
Total	$1,290	$55	$—	$1,345

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2018 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,820	$31	$107	$4,744
Agency mortgage backed securities	27,492	159	545	27,106
Asset backed securities	10,901	7	248	10,660
Private label mortgage backed securities	5,869	105	27	5,947
Corporate bonds	36,935	407	1,551	35,791
States, municipalities and political subdivisions	10,059	105	91	10,073
Foreign governments	801	3	—	804
Total Fixed Maturities	96,877	817	2,569	95,125
Equity securities	1,842	2,464	—	4,306
Total	$98,719	$3,281	$2,569	$99,431

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2018 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$1,449	$16	$22	$1,443
Total	$1,449	$16	$22	$1,443

The amortized cost and aggregate fair value of debt securities at December 31, 2019, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$2,136	$2,133
Due after one year through five years	17,397	17,945
Due after five years through ten years	25,683	26,516
Due after ten years	51,886	53,666
Total	$97,102	$100,260

Held-to-maturity securities:
Due after one year through five years	$29	$30
Due after five years through ten years	4	5
Due after ten years	1,257	1,310
Total	$1,290	$1,345

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of securities available-for-sale with unrealized losses as of December 31, 2019, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

($ in thousands)	Less than 12 months		12 months or longer		Total
December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Agency mortgage backed securities	$5,663	$104	$1,751	$53	$7,414	$157	18
Asset backed securities	4,241	33	1,579	71	5,820	104	9
Private label mortgage backed securities	1,060	4	—	—	1,060	4	1
Corporate bonds	6,363	54	1,484	16	7,847	70	14
States, municipalities and political subdivisions	512	1	—	—	512	1	1
	$17,839	$196	$4,814	$140	$22,653	$336	43

There were no securities held-to-maturity with unrealized losses as of December 31, 2019.

A summary of securities available-for-sale with unrealized losses as of December 31, 2018, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

($ in thousands)	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
U.S. Government corporations and agencies	$—	$—	$3,209	$107	$3,209	$107	6
Agency mortgage backed securities	5,504	45	10,969	500	16,473	545	38
Asset backed securities	5,824	146	2,741	102	8,565	248	12
Private label mortgage backed securities	1,348	27	—	—	1,348	27	2
Corporate bonds	16,583	709	9,823	842	26,406	1,551	51
States, municipalities and political subdivisions	1,242	10	4,420	81	5,662	91	11
	$30,501	$937	$31,162	$1,632	$61,663	$2,569	120

A summary of securities held-to-maturity with unrealized losses as of December 31, 2018 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

($ in thousands)	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Agency mortgage backed securities	$1,026	$22	$—	$—	$1,026	$22	2
	$1,026	$22	$—	$—	$1,026	$22	2

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2019, the Company realized no other-than-temporary impairments. For the year ended December 31, 2018, the Company realized $16,000 other-than-temporary impairments. At December 31, 2019, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $60,000, $23,000 and $20,000. Each of these losses were driven by changes in market interest rates. At December 31, 2018, the three largest losses not realized as an impairment was in the fixed maturity portfolio totaled $145,000, $99,000 and $94,000.

Major categories of investment income are summarized as follows:

($ in thousands)	Year ended December 31,
	2019	2018
Fixed maturities	$3,752	$3,803
Equity securities	86	106
Mortgage loans on real estate	8	7
Investment real estate	4	3
Policy loans	142	142
Other	30	25
	4,022	4,086
Less: Investment expenses	146	145
Net investment income	$3,876	$3,941

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major categories of investment gains and losses are summarized as follows:

($ in thousands)	Year ended December 31,
	2019	2018
Realized gains on fixed maturities	$18	$128
Realized gains on equity securities	233	—
Gains on trading securities	5	—
Change in fair value of equity securities	712	(203)
Change in surrender value of company owned life insurance	295	(374)
Realized gain on company owned life insurance	1,792	—
Other gains (losses), principally real estate	—	(87)
Other-than-temporary impairments	—	(16)
Net investment gains (losses)	$3,055	$(552)

An analysis of the net change in unrealized gains (losses) on available-for-sale securities follows:

($ in thousands)	December 31, 2019	December 31, 2018
Fixed maturities	$4,910	$(3,042)
Deferred income tax	(1,031)	638
Change in net unrealized gains (losses) on available-for-sale securities	$3,879	$(2,404)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 are summarized in the following table by the type of inputs applicable to the fair value measurements:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,281	$4,281	$—	$—
Agency mortgage backed securities	32,987	19,330	13,657	—
Asset backed securities	10,274	2,601	7,673	—
Corporate bonds	37,820	—	37,820	—
Private label asset backed securities	7,252	1,060	6,192	—
States, municipalities and political subdivisions	6,777	—	6,777	—
Foreign governments	869	869	—	—
Trading securities	149	149	—	—
Equity securities	5,303	3,988	—	1,315
Total Financial Assets	$105,712	$32,278	$72,119	$1,315
Financial Liabilities
Interest rate swap	$(65)	$—	$—	$(65)
Total Financial Liabilities	$(65)	$—	$—	$(65)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2019, Level 3 fair value measurements of assets include $1,315,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of December 31, 2019, Level 3 fair value measurements of liabilities include $65,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 8.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2019:

($ in thousands) For the year December 31, 2019	Equity Securities	Interest Rate Swap
Beginning balance	$1,125	$(234)
Total gains or losses (realized and unrealized):
Included in earnings	645	—
Included in other comprehensive income	—	169
Purchases:	—	—
Sales:	(455)	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,315	$(65)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2019:	$—	$—

For the year ended December 31, 2019, there were no assets or liabilities measured at fair values on a nonrecurring basis.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 are summarized in the following table by the type of inputs applicable to the fair value measurements:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,744	$4,147	$597	$—
Agency mortgage backed securities	27,106	11,756	15,350	—
Asset backed securities	10,660	2,939	7,721	—
Corporate bonds	35,791	—	35,791	—
Private label asset backed securities	5,947	—	5,947	—
States, municipalities and political subdivisions	10,073	—	10,073	—
Foreign governments	804	804	—	—
Trading securities	107	107	—	—
Equity securities available-for-sale	4,306	3,181	—	1,125
Total Financial Assets	$99,538	$22,934	$75,479	$1,125
Financial Liabilities
Interest rate swap	$(234)	$—	$—	$(234)
Total Financial Liabilities	$(234)	$—	$—	$(234)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018:

($ in thousands) For the year ended December 31, 2018	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,073	$(608)
Total gains or losses (realized and unrealized):
Included in earnings	52	—
Included in other comprehensive income	—	374
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,125	$(234)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2018:	$—	$—

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

Other policyholder funds — the carrying amount is a reasonable estimate of fair value.

Debt — the carrying amount is a reasonable estimate of fair value.

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2019 and December 31, 2018 are as follows:

($ in thousands)	December 31, 2019		December 31, 2018
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,290	$1,345	$1,449	$1,443
Mortgage loans	147	147	156	156
Policy loans	1,895	1,895	1,854	1,854
Company owned life insurance	4,655	4,655	4,600	4,600
Other invested assets	2,280	2,280	2,148	2,148
Liabilities and related instruments
Other policyholder funds	1,350	1,350	1,515	1,515
Short-term notes payable and current portion of long-term debt	500	500	2,200	2,200
Long-term debt	13,664	13,664	12,152	12,152

NOTE 6 – PROPERTY AND EQUIPMENT
Major categories of property and equipment are summarized as follows:

($ in thousands)	December 31, 2019	December 31, 2018
Building and improvements	$3,472	$3,378
Electronic data processing equipment	1,470	1,504
Furniture and fixtures	483	477
	5,425	5,359
Less accumulated depreciation	3,795	3,710
Property and equipment, net	$1,630	$1,649
Depreciation expense for the year ended December 31, 2019 was $124,000 ($161,000 for the year ended December 31, 2018).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES
The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2014. Tax returns have been filed through the year 2018.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. The Company recognized a net deferred tax liability position of $96,000 at December 31, 2019 and a net deferred tax asset position of $716,000 at December 31, 2018.

At December 31, 2018, the Company recognized an AMT credit in income tax recoverable of $1,622,000. Of this amount, $1,074,000 was recovered with the 2018 return and Management anticipates the remaining $548,000 will be recovered by 2020 pursuant to allowable amounts under the Tax Cuts and Jobs Act enacted in 2017.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

($ in thousands)	As of December 31, 2019	As of December 31, 2018
General expenses	$1,269	$1,067
Unearned premiums	1,288	1,265
Claims liabilities	645	552
Impairment on real estate owned	119	119
Unrealized losses on securities available-for-sale	—	368
Unrealized loss on interest rate swaps	14	49
Deferred tax assets	3,335	3,420

Trading securities	(1)	—
Depreciation	(93)	(79)
Deferred policy acquisition costs	(1,610)	(1,645)
Pre-1984 policyholder surplus account	(397)	(463)
Unrealized gains on securities available-for-sale	(667)	—
Unrealized gains on equity securities	(663)	(517)
Deferred tax liabilities	(3,431)	(2,704)
Net deferred tax asset (liability)	$(96)	$716

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The appropriate income tax effects of changes in temporary differences are as follows:

($ in thousands)	Year ended December 31,
	2019	2018
Deferred policy acquisition costs	$(35)	$(61)
Other-than-temporary impairments	—	(3)
Trading securities	1	—
Unearned premiums	(23)	4
General expenses	(202)	2
Depreciation	14	(9)
Claims liabilities	(93)	(68)
AMT credit	—	1,575
Impact of repeal of special provision on pre-1984 policyholder surplus	(66)	(66)
Unrealized gains (losses) on equity securities	149	(43)
Deferred income tax expense (benefit)	$(255)	$1,331

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Year ended December 31,
	2019	2018
Federal income tax rate applied to pre-tax income/loss	21.0%	21.0%
Dividends received deduction and tax-exempt interest	(0.3)%	(2.4)%
Company owned life insurance	(9.6)%	7.4%
Other, net	0.1%	0.9%
Effective federal income tax rate	11.2%	26.9%

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of December 31, 2019 and December 31, 2018:

($ in thousands)	December 31,	December 31,
	2019	2018
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%. Unsecured.	$500	$2,200
	$500	$2,200

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of the following as of December 31, 2019 and December 31, 2018:

($ in thousands)	December 31,	December 31,
	2019	2018

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%; maturity November 2023. Annual installment payments beginning November 2020. Unsecured.	$1,500	$—

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $150,000 in debt issuance cost ($159,000 in 2018); maturity December 15, 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,129	9,120

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $58,000 in debt issuance cost ($61,000 in 2018); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,035	3,032
	$13,664	$12,152

Annual maturities of all outstanding debt for the next five years and beyond are as follows:

($ in thousands)
2020	2021	2022	2023	2024	Thereafter
$500	$500	$500	$500	$—	$12,164

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

The swaps entered into in 2009 and 2010 have fair values of $0 and $65,000 (liability), respectively, for a total liability of $65,000 at December 31, 2019 ($234,000 at December 31, 2018).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $134,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at December 31, 2019.  A net valuation gain of $295,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2018.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At December 31, 2019, the Company has securities on deposit with fair market values of $294,000 (all of which is posted as collateral). At December 31, 2018, the Company had securities on deposit with fair market values of $932,000 (all of which is posted as collateral). See Note 5 for additional information about the interest rate swaps.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense:

($ in thousands)	Year ended December 31,
	2019	2018
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$8,208	$7,075
Less reinsurance recoverable on unpaid losses	1,384	327
Net balances at beginning of year	6,824	6,748
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	35,312	36,457
Estimated claims and claim adjustment expenses for claims arising in prior years	(1,333)	(722)
Total increases	33,979	35,735
Claims and claim adjustment expense payments for claims arising in:
Current year	30,179	31,833
Prior years	3,674	3,826
Total payments	33,853	35,659
Net balance at end of period	6,950	6,824
Plus reinsurance recoverable on unpaid losses	249	1,384
Claims and claim adjustment expense reserves at end of period	$7,199	$8,208

Claim and claim adjustment expense reserves before reinsurance recoverable at December 31, 2019 was down compared to the same period last year. Reserves were higher at December 31, 2018 primarily due to losses associated with Hurricane Michael. Reinsurance recoverable on unpaid losses was also higher in 2018 due to amounts recoverable on unpaid losses associated with Hurricane Michael. The estimate for claims arising in prior years was reduced $1,332,000 in 2019 (reduced $722,000 in 2018) due to favorable loss development during the year on claims arising in prior years.

The Company has a geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2019, the Company's estimate of unpaid losses and adjustment expenses for claims incurred in prior years related to catastrophes that exceeded our retention totaled $24,000 before reinsurance ($18,000 in 2018).

The claim development table that follows presents incurred and cumulative paid claims and adjustment expense by accident year. Information presented is undiscounted and net of reinsurance.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Homeowners, Dwelling Fire and Other Liability

	For the Years Ended December 31,
	2010[1]	2011[1]	2012[1]	2013[1]	2014[1]	2015[1]	2016[1]	2017[1]	2018[1]	2019
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	($ in thousands)
Years											IBNR Reserves Dec. 31, 2019	Cumulative Number of Reported Claims
2010	$30,610	$29,918	$29,805	$29,718	$29,687	$29,672	$29,641	$29,660	$29,659	$29,654	$—	5,891
2011	—	35,203	33,957	34,233	34,711	34,806	34,650	34,658	34,663	34,751	50	8,132
2012	—	—	29,959	30,190	30,402	30,091	29,948	29,885	29,827	29,834	5	5,203
2013	—	—	—	27,436	27,147	27,076	27,023	27,191	27,236	27,022	7	5,213
2014	—	—	—	—	25,929	26,422	26,290	26,225	26,130	26,096	—	4,752
2015	—	—	—	—	—	31,484	30,861	30,360	30,890	30,960	363	5,852
2016	—	—	—	—	—	—	36,287	35,343	35,399	35,144	—	5,189
2017	—	—	—	—	—	—	—	40,210	38,958	38,642	99	5,328
2018	—	—	—	—	—	—	—	—	37,079	36,195	438	4,788
2019	—	—	—	—	—	—	—	—	—	35,929	2,827	4,616
									Total	$324,227
1Required supplementary information (unaudited)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	Unaudited
	($ in thousands)
Years	2010[1]	2011[1]	2012[1]	2013[1]	2014[1]	2015[1]	2016[1]	2017[1]	2018[1]	2019
2010	$26,064	$29,201	$29,404	$29,507	$29,639	$29,640	$29,640	$29,660	$29,659	$29,654
2011	—	31,488	33,080	33,484	34,167	34,622	34,621	34,641	34,647	34,650
2012	—	—	26,162	29,135	29,614	29,765	29,834	29,835	29,823	29,824
2013	—	—	—	24,157	26,114	26,487	26,661	26,788	26,976	27,011
2014	—	—	—	—	22,844	25,461	25,800	26,033	26,095	26,094
2015	—	—	—	—	—	25,923	30,066	30,190	30,296	30,366
2016	—	—	—	—	—	—	31,893	34,722	35,029	35,139
2017	—	—	—	—	—	—	—	35,209	38,245	38,499
2018	—	—	—	—	—	—	—	—	32,456	35,543
2019	—	—	—	—	—	—	—	—	—	30,796
									Total	$317,576
		All outstanding liabilities before 2008, net of reinsurance								290
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$6,941
1Required supplementary information (unaudited)
The cumulative number of reported claims presented above is reported on a per claimant basis.

	Average Annual Percentage Payout of Incurred Claims by Age (in Years), Net of Reinsurance
	(Required Supplementary Information - Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
	88.4%	9.2%	0.9%	0.6%	0.3%	0.4%	0.1%	—%	—%	0.1%

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management periodically estimates the liability for claims that have been reported but not paid and for claims incurred but not reported (IBNR). Management utilizes expected losses along with historical data analysis of paid and incurred loss development patterns over the past ten years to aide in establishing the claims liability. Management also separately evaluates any recent large events in establishing claim reserves. The Company also engages a consulting actuary to review managements' estimates of claim liabilities each year. There has been no material change in reserving methodology in 2019 compared to prior years.

As shown in the table above depicting average annual payout of incurred claims, 88.4% of claims are settled within twelve months of the date of loss and cumulatively, 97.6% of claims are settled within two years of the date of loss. While reserves for reported but unpaid and incurred but not reported claims can ultimately prove to be excessive or deficient, the short duration of the Company's claim liabilities serves to lesson the uncertainty compared to longer tail lines of insurance. The Company has no material exposure to difficult to estimate long tail liabilities such as toxic waste cleanup, asbestos related illness or other environmental remediation exposures.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
($ in thousands)	December 31, 2019	December 31, 2018
Net outstanding liabilities
Homeowners' insurance	$2,651	$2,418
Dwelling fire insurance	2,623	2,602
Other Liability insurance	1,667	1,804
Other short-duration insurance lines	9	—
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	6,950	6,824

Reinsurance recoverable on unpaid claims
Homeowners' insurance	203	537
Dwelling fire insurance	46	847
Other Liability insurance	—	—
Other short-duration insurance lines	—	—
Total reinsurance recoverable on unpaid claims	249	1,384

Insurance lines other than short-duration	—	—
Unallocated claims adjustment expenses	—	—
Other	—	—
	—	—

Total gross liability for unpaid claims and claim adjustment expense	$7,199	$8,208

Accident and Health Claim Reserves

The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $417,000 at December 31, 2019 ($358,000 at December 31, 2018). These claims are a component of policy and contract claims which totaled $1,053,000 at December 31, 2019 ($792,000 at December 31, 2018).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative incurred and paid claims over the last three years, along with annual percentage payouts related to accident and health claims, is as follows:

	For the Years Ended December 31,
	2017[1]	2018[1]	2019
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in thousands)
Years				IBNR Reserves Dec. 31, 2019	Cumulative Number of Reported Claims
2017	$1,008	$964	$917	$—	1,612
2018		1,037	1,120	—	1,469
2019			935	417	1,174
1Required supplementary information (unaudited)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in thousands)
Years	2017[1]	2018[1]	2019
2017	$725	$881	$916
2018		747	991
2019			614
1Required supplementary information (unaudited)

	Average Annual Percentage Payout of Incurred Claims by Age
	Required supplementary information (unaudited)
Years	1	2	3
	70.5%	21.8%	7.6%

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2019, the largest reinsurance recoverable of a single reinsurer was $10,000 ($125,000 at December 31, 2018). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the year ended December 31, 2019 and 2018 amounted to $181,000 and $182,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the year ended December 31, 2019 and 2018 amounted to an approximate increase of $573,000 and decrease of $53,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were no contributions during the year ended December 31, 2019 and contributions of $232,000 during the year ended December 31, 2018. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

NOTE 12 – REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company is dependent on dividends from its insurance subsidiaries to fund operations and for the payment of shareholder dividends. Dividend payments from the insurance subsidiaries are subject to regulatory review/approval and statutory limitations. The statutory limitations are outlined as follows:

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2019, NSIC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $1,624,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2019, NSFC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $3,626,000.

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

At December 31, 2019, securities with market values of $3,188,000 ($3,031,000 at December 31, 2018) were pledged with various states pursuant to statutory requirements.

NOTE 13 – SHAREHOLDERS' EQUITY

During the year ended December 31, 2019 and year ended December 31, 2018, changes in shareholders' equity consisted of net income of $4,067,000 and net income of $779,000, respectively; dividends paid of $531,000 in 2019 and $505,000 in 2018; other comprehensive income of $4,013,000 in 2019 and other comprehensive loss of $2,109,000 in 2018; common stock issued of $53,000 in 2019 and $76,000 in 2018; and the purchase of treasury shares of $7,000 in 2019.  Other comprehensive income/loss consisted of changes in accumulated unrealized gains/losses on securities available-for-sale and changes in accumulated unrealized losses on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of December 31, 2019 and December 31, 2018:

	December 31, 2019			December 31, 2018
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Preferred Stock, $1 par value	500,000	—	—	500,000	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	2,000,000	—	—
Common Stock, $1 par value	3,000,000	2,531,552	2,531,116	3,000,000	2,527,136	2,527,136

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 17, 2019, 4,416 shares of common stock were issued to directors as compensation under the 2009 Equity Incentive Plan previously approved by shareholders.

Treasury Stock
Treasury stock may be purchased pursuant to the share repurchase plan authorized by the Board of Directors in November 2019. The Board authorized the repurchase of up to $1,000,000 of the Company's outstanding common stock. The plan expires in May 2020.

During 2019, 436 shares of common stock were repurchased and placed in treasury.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances:

($ in thousands)	Year ended December 31,
	2019	2018
Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	$(185)	$(480)
Other comprehensive income for period:
Other comprehensive gain before reclassifications	134	295
Net current period other comprehensive income	134	295
Balance at end of period	$(51)	$(185)

Unrealized Gains (Losses) on Available-for-Sale Securities
Balance at beginning of period	$(1,385)	$3,126
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	3,865	(2,304)
Reclassification adjustment - gains on equity securities	—	(2,107)
Amounts reclassified from accumulated other comprehensive income (loss)	14	(100)
Net current period other comprehensive income (loss)	3,879	(4,511)
Balance at end of period	$2,494	$(1,385)

Total Accumulated Other Comprehensive Income (Loss) at end of period	$2,443	$(1,570)

The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2019:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$18	Net investment gains
	18	Total before tax
	(4)	Tax expense
	$14	Net of Tax

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2018:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$127	Net investment gains
	127	Total before tax
	(27)	Tax expense
	$100	Net of Tax

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

Total assets by industry segment at December 31, 2019 and December 31, 2018 are summarized below:

($ in thousands) Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

December 31, 2019	$153,934	$83,917	$65,605	$4,412

December 31, 2018	$144,231	$80,994	$59,479	$3,758

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income by business segment for the years ended December 31, 2019 and 2018 is summarized below:

($ in thousands) Year ended December 31, 2019	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUE
Net premiums earned	$54,019	$5,864	$—	$—	$59,883
Net investment income	1,683	2,677	56	(540)	3,876
Investment gains	2,178	861	16	—	3,055
Other income	575	853	1,019	(1,862)	585
	58,455	10,255	1,091	(2,402)	67,399
BENEFITS AND EXPENSES
Policyholder benefits paid	33,979	5,027	—	(408)	38,598
Amortization of deferred policy acquisition costs	2,723	736	—	—	3,459
Commissions	7,148	281	—	—	7,429
General and administrative expenses	8,616	1,948	1,128	(1,994)	9,698
Taxes, licenses and fees	2,185	285	—	—	2,470
Interest expense	—	43	1,122	—	1,165
	54,651	8,320	2,250	(2,402)	62,819
Income (Loss) Before Income Taxes	3,804	1,935	(1,159)	—	4,580
INCOME TAX EXPENSE (BENEFIT)	359	397	(243)	—	513
Net Income (Loss)	$3,445	$1,538	$(916)	$—	$4,067

($ in thousands) Year ended December 31, 2018	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUE
Net premiums earned	$54,837	$6,019	$—	$—	$60,856
Net investment income	1,704	2,722	55	(540)	3,941
Investment gains (losses)	(474)	(78)	—	—	(552)
Other income	609	1,078	1,006	(2,081)	612
	56,676	9,741	1,061	(2,621)	64,857
BENEFITS AND EXPENSES
Policyholder benefits paid	35,735	5,242	—	(568)	40,409
Amortization of deferred policy acquisition costs	2,759	838	—	—	3,597
Commissions	7,267	288	—	—	7,555
General and administrative expenses	8,472	2,111	309	(2,053)	8,839
Taxes, licenses and fees	1,937	220	—	—	2,157
Interest expense	—	48	1,187	—	1,235
	56,170	8,747	1,496	(2,621)	63,792
Income (Loss) Before Income Taxes	506	994	(435)	—	1,065
INCOME TAX EXPENSE (BENEFIT)	(97)	232	151	—	286
Net Income (Loss)	$603	$762	$(586)	$—	$779

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2019 and 2018, respectively:

($ in thousands)	Years ended December 31,
	2019	2018
Life, accident and health operations premiums written:
Traditional life insurance	$4,181	$4,336
Accident and health insurance	1,770	1,831
Gross life, accident and health	5,951	6,167
Reinsurance premium ceded	(77)	(81)
Net life, accident and health premiums written	$5,874	$6,086
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$38,847	$37,598
Homeowners (Including mobile homeowners)	20,507	21,214
Other liability	2,224	2,195
Gross property and casualty	61,578	61,007
Reinsurance premium ceded	(7,041)	(6,376)
Net property and casualty written	$54,537	$54,631
Consolidated gross premiums written	$67,529	$67,174
Reinsurance premium ceded	(7,118)	(6,457)
Consolidated net premiums written	$60,411	$60,717

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the years ended December 31, 2019 and 2018, respectively:

($ in thousands)	Years ended December 31,
	2019	2018
Life, accident and health operations premiums earned:
Traditional life insurance	$4,165	$4,273
Accident and health insurance	1,776	1,827
Gross life, accident and health	5,941	6,100
Reinsurance premium ceded	(77)	(81)
Net life, accident and health premiums earned	$5,864	$6,019
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$38,090	$37,232
Homeowners (Including mobile homeowners)	20,758	21,801
Other liability	2,212	2,180
Gross property and casualty	61,060	61,213
Reinsurance premium ceded	(7,041)	(6,376)
Net property and casualty earned	$54,019	$54,837
Consolidated gross premiums earned	$67,001	$67,313
Reinsurance premium ceded	(7,118)	(6,457)
Consolidated net premiums earned	$59,883	$60,856

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

The Company's property & casualty subsidiaries had one action remaining in Texas filed in the aftermath of Hurricane Ike at December 31, 2018. This is an individual action with allegations of underpayment of a hurricane-related claim. The suit seeks a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief. There are no other individual actions deemed material by management based upon evaluation of information presently available.

The Company maintains loss and loss adjustment expense reserves on litigated claims that occur in the routine course of business in the insurance operations of the subsidiaries. These reserves are included in the liability for benefit and loss reserves on the balance sheet.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the year ended December 31, 2019 was $1,185,000 ($1,231,000 in 2018). Cash received from income taxes during the year ended December 31, 2019 was $921,000. Cash paid for income taxes during the year ended December 31, 2018 was $25,000.

During the year ended December 31, 2019, non-cash changes in equity included $5,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $48,000 increase in additional paid-in capital.

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-K.

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule I. Summary of Investments Other Than Investments in Related Parties

THE NATIONAL SECURITY GROUP, INC. ($ in thousands)
	December 31, 2019			December 31, 2018

	Cost	Fair Value	Amount per the Balance Sheet	Cost	Fair Value	Amount per the Balance Sheet
Securities Held-to-Maturity:
Agency mortgage backed securities	$1,290	$1,345	$1,290	$1,449	$1,443	$1,449
Total Securities Held-to-Maturity	1,290	1,345	1,290	1,449	1,443	1,449
Securities Available-for-Sale:
Equity Securities:
Banks and insurance companies	843	2,335	2,335	1,064	2,044	2,044
Industrial and all other	1,284	2,968	2,968	778	2,262	2,262
Total equity securities	2,127	5,303	5,303	1,842	4,306	4,306
Debt Securities:
U.S. Government corporations and agencies	4,131	4,281	4,281	4,820	4,744	4,744
Agency mortgage backed securities	32,283	32,987	32,987	27,492	27,106	27,106
Asset backed securities	10,307	10,274	10,274	10,901	10,660	10,660
Private label asset backed securities	6,815	7,252	7,252	5,869	5,947	5,947
Corporate bonds	36,074	37,820	37,820	36,935	35,791	35,791
States, municipalities and political subdivisions	6,669	6,777	6,777	10,059	10,073	10,073
Foreign governments	823	869	869	801	804	804
Total Debt Securities	97,102	100,260	100,260	96,877	95,125	95,125
Total Available-for-Sale	99,229	105,563	105,563	98,719	99,431	99,431
Total Securities	100,519	106,908	106,853	100,168	100,874	100,880
Trading securities	149	149	149	107	107	107
Mortgage loans on real estate	147	147	147	156	156	156
Investment real estate	2,934	2,934	2,934	2,945	2,945	2,945
Policy loans	1,895	1,895	1,895	1,854	1,854	1,854
Company owned life insurance	4,082	4,655	4,655	4,315	4,600	4,600
Other invested assets	2,336	2,336	2,336	2,148	2,148	2,148
Total investments	$112,062	$119,024	$118,969	$111,693	$112,684	$112,690

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule II. Condensed Financial Information of Registrant

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
($ in thousands)	December 31,
	2019	2018
Assets
Fixed maturities available-for-sale, at estimated fair value	$294	$932
Investment real estate, at book value	356	356
Cash	3,393	523
Investment in subsidiaries (equity method) eliminated upon consolidation	65,329	59,229
Income tax recoverable	491	1,012
Deferred income tax asset	714	601
Other assets	525	490
Total Assets	$71,102	$63,143
Liabilities and Shareholders' Equity
Liabilities
Accrued general expenses	$3,412	$2,691
Interest rate swaps	65	234
Short-term notes payable	500	2,200
Long-term debt	13,664	12,152
Total Liabilities	17,641	17,277
Total Shareholders' Equity	53,461	45,866
Total Liabilities and Shareholders' Equity	$71,102	$63,143

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME
($ in thousands)	Years Ended December 31,
	2019	2018
Income
Dividends (eliminated upon consolidation)	$2,750	$750
Net realized investment gains	16	—
Holding company management service fees	1,019	1,006
Other income	56	55
	3,841	1,811
Expenses
State taxes	51	43
Interest	1,122	1,187
Other expenses	1,077	266
	2,250	1,496
Income before income taxes and equity in undistributed earnings of subsidiaries	1,591	315
Income tax expense (benefit)	(243)	151
Income before equity in undistributed earnings of subsidiaries	1,834	164
Equity in undistributed earnings of subsidiaries	2,233	615
Net income	$4,067	$779

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
($ in thousands)
	Years Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$4,067	$779
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(2,233)	(615)
Net realized investment gains	(16)	—
Income taxes	370	58
Other, net	750	(137)
Net cash provided by operating activities	2,938	85
Cash Flows from Investing Activities:
Net sales of investments	663	490
Net cash provided by investing activities	663	490
Cash Flows from Financing Activities:
Net repayments of debt	(200)	(1,300)
Cash dividends	(531)	(505)
Net cash used in financing activities	(731)	(1,805)
Net change in cash and cash equivalents	2,870	(1,230)
Cash and cash equivalents, at beginning of year	523	1,753
Cash and cash equivalents, at end of year	$3,393	$523

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

Note 2 - Cash Dividends and Asset Transfers from Insurance Subsidiaries

In 2019, cash dividends of $2,750,000 were paid to the Registrant by its subsidiaries ($750,000 in 2018).

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule III. Supplementary Insurance Information

THE NATIONAL SECURITY GROUP, INC.
($ in thousands)			Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums	Unpaid Losses
At December 31, 2019:
Life and accident and health insurance			$4,227	$38,315	$10	$1,053
Property and casualty insurance			3,439	—	30,545	7,199
Total			$7,666	$38,315	$30,555	$8,252
At December 31, 2018:
Life and accident and health insurance			$4,416	$37,474	$10	$792
Property and casualty insurance			3,418	—	29,989	7,075
Total			$7,834	$37,474	$29,999	$7,867
	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions, Amortization of Policy Acquisition Costs	General Expenses, Taxes, Licenses and Fees
For the year ended December 31, 2019:
Life and accident and health insurance	$5,864	$2,677	$853	$5,027	$1,017	$2,233
Property and casualty insurance	54,019	1,683	575	33,979	9,871	10,801
Other	—	56	1,019	—	—	1,128
Total	$59,883	$4,416	$2,447	$39,006	$10,888	$14,162
For the year ended December 31, 2018:
Life and accident and health insurance	$6,019	$2,722	$1,078	$5,242	$1,126	$2,331
Property and casualty insurance	54,837	1,704	609	35,735	10,026	10,409
Other	—	55	1,006	—	—	309
Total	$60,856	$4,481	$2,693	$40,977	$11,152	$13,049
Note: Investment income and other operating expenses are reported separately by segment and not allocated.

Schedule IV. Reinsurance

THE NATIONAL SECURITY GROUP, INC.
($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2019
Life insurance in force	$202,663	$9,761	$—	$192,902	—%
Premiums:
Life insurance and accident and health insurance	$5,941	$77	$—	$5,864	—%
Property and casualty insurance	61,060	7,041	—	54,019	—%
Total premiums	$67,001	$7,118	$—	$59,883	—%
For the year ended December 31, 2018
Life insurance in force	$203,209	$9,730	$—	$193,479	—%
Premiums:
Life insurance and accident and health insurance	$6,100	$81	$—	$6,019	—%
Property and casualty insurance	61,213	6,376	—	54,837	—%
Total premiums	$67,313	$6,457	$—	$60,856	—%

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

Schedule V. Valuation and Qualifying Accounts

The National Security Group, Inc.
Years ended December 31, 2019 and 2018
($ in thousands)	2019	2018
Balance, January 1 Allowance for Doubtful Accounts	$4	$4
Additions	4	8
Deletions	3	8
Balance, December 31 Allowance for Doubtful Accounts	$5	$4

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) and the smaller reporting company guidance - COSO for Smaller Reporting Companies released in 2007. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.

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
March 19, 2020

Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
JACK E. BRUNSON (63) has served as a director since 1999 and as President of NSFC since 1997. He also serves on the Boards of Directors of NSFC and Omega. He joined the Company in 1982. Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (61) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He also holds the position of President of NSIC. He joined the Company in 1983. Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega. Mr. Brunson is a member of the Alabama State Bar.

BRIAN R. MCLEOD (51) currently serves as Vice President of Finance & Operations, CFO and Treasurer of the Company. From 1992-2002 he served as Controller. He joined the Company in 1992. Mr. McLeod is a Director of NSIC, NSFC, Omega and NATSCO. Mr. McLeod is also a member of the Board of Directors for Trinity Bank, a community bank in Dothan, Alabama. Mr. McLeod is a Certified Public Accountant.

The information contained in The National Security Group's definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2020 with respect to directors and executive officers of the Company as well as Corporate Governance, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2020 with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2020 with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation
The information contained in The National Security Group's definitive proxy statement, filed pursuant to Regulation 14A, for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2020, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in The National Security Group's definitive proxy statement, filed pursuant to Regulation 14A, for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2020, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information contained in The National Security Group's definitive proxy statement, filed pursuant to Regulation 14A, for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2020, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services
The information contained in The National Security Group's definitive proxy statement, filed pursuant to Regulation 14A, for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 6, 2020, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - December 31, 2019 and 2018

•	Consolidated Statements of Operations - Years ended December 31, 2019 and 2018

•	Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2019 and 2018

•	Consolidated Statements of Shareholders' Equity - Years ended December 31, 2019 and 2018

•	Consolidated Statements of Cash Flows - Years ended December 31, 2019 and 2018

•	Notes to the Consolidated Financial Statements

2.	Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.
Schedule I	Summary of Investments Other Than Investments in Related Parties
Schedule II	Condensed Financial Information of the Registrant
Schedule III	Supplementary Insurance Information
Schedule IV	Reinsurance
Schedule V	Valuation and Qualifying Accounts

3.	Exhibits filed as part of this Form 10-K:

11.	Computation of Earnings Per Share filed Herewith, See Note 1 to Consolidated Financial Statements.
14.	Code of Ethics, See Additional Information in Part 1, Item 1 of This Report
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
October 18, 2019	October 21, 2019	Press release announcing quarterly dividend.
November 13, 2019	November 13, 2019	Press release announcing financial results for the period ended September 30, 2019.
November 20, 2019	November 20, 2019	Press release announcing stock repurchase plan.

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

Date: March 19, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 19, 2020:
SIGNATURE

/s/ Charles Arnold	/s/ Mickey L. Murdock
/s/ Fleming Brooks	/s/ Frank B. O'Neil
/s/ Jack E. Brunson	/s/ Donald Pittman
/s/ William L. Brunson, Jr.	/s/ Paul C. Wesch
/s/ Fred D. Clark, Jr.	/s/ L. Brunson White
/s/ Elizabeth Crawford	/s/ Walter P. Wilkerson
/s/ Brian R. McLeod