Form 10-Q
period 2020-03-31
NATIONAL SECURITY GROUP INC
filed 2020-05-14
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

Class	Outstanding May 14, 2020

Common Stock $1.00 par value	2,529,866 shares

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

PART I
Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)	March 31, 2020	December 31, 2019
ASSETS	(UNAUDITED)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2020 - $1,354; 2019 - $1,345)	$1,249	$1,290
Fixed maturities available-for-sale, at estimated fair value (cost: 2020 - $101,828; 2019 - $97,102)	102,530	100,260
Equity securities, at estimated fair value (cost: 2020 - $2,127; 2019 - $2,127)	4,704	5,303
Trading securities	125	149
Receivable for securities sold	2	56
Mortgage loans on real estate, at cost	147	147
Investment real estate, at book value	2,934	2,934
Policy loans	1,912	1,895
Company owned life insurance	4,405	4,655
Other invested assets	2,240	2,280
Total Investments	120,248	118,969
Cash and cash equivalents	5,869	11,809
Accrued investment income	756	706
Policy receivables and agents' balances, net	12,431	12,028
Reinsurance recoverable	276	276
Deferred policy acquisition costs	7,525	7,666
Property and equipment, net	1,625	1,630
Deferred income tax asset, net	676	—
Other assets	1,080	850
Total Assets	$150,486	$153,934
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$6,465	$7,199
Accident and health benefit and loss reserves	3,950	4,046
Life and annuity benefit and loss reserves	34,352	34,269
Unearned premiums	31,325	30,555
Policy and contract claims	1,132	1,053
Other policyholder funds	1,335	1,350
Short-term notes payable and current portion of long-term debt	500	500
Long-term debt	13,667	13,664
Accrued income taxes	173	226
Deferred income tax liability	—	96
Other liabilities	7,629	7,515
Total Liabilities	100,528	100,473
Contingencies
Shareholders' equity
Common stock	2,532	2,532
Additional paid-in capital	5,602	5,602
Accumulated other comprehensive income (loss)	(42)	2,443
Retained earnings	41,879	42,891
Treasury stock, at cost	(13)	(7)
Total Shareholders' Equity	49,958	53,461
Total Liabilities and Shareholders' Equity	$150,486	$153,934
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except per share)	Three months ended March 31,
	2020	2019
REVENUES
Net premiums earned	$14,955	$14,718
Net investment income	964	962
Investment gains (losses)	(990)	2,120
Other income	145	146
Total Revenues	15,074	17,946
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	10,583	9,023
Amortization of deferred policy acquisition costs	1,065	980
Commissions	2,075	2,033
General and administrative expenses	1,394	2,332
Taxes, licenses and fees	721	687
Interest expense	261	295
Total Benefits, Losses and Expenses	16,099	15,350

Income (Loss) Before Income Taxes	(1,025)	2,596

INCOME TAX EXPENSE (BENEFIT)
Current	(53)	245
Deferred	(112)	(92)
	(165)	153

Net Income (Loss)	$(860)	$2,443

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.34)	$0.97

DIVIDENDS DECLARED PER SHARE	$0.06	$0.05

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

($ in thousands)	Three months ended March 31,
	2020	2019

Net income (loss)	$(860)	$2,443

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $(92) and $8 for 2020 and 2019, respectively	(1,940)	1,734
Unrealized gain (loss) on interest rate swap	(545)	25

Other comprehensive income (loss), net of tax	(2,485)	1,759

Comprehensive income (loss)	$(3,345)	$4,202

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2019	$53,461	$42,891	$2,443	$2,532	$5,602	$(7)

Common stock reacquired	(6)					(6)

Comprehensive loss:

Net loss for March 31, 2020	(860)	(860)

Other comprehensive loss (net of tax)	(2,485)		(2,485)

Cash dividends	(152)	(152)

Balance at March 31, 2020	$49,958	$41,879	$(42)	$2,532	$5,602	$(13)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2018	$45,866	$39,355	$(1,570)	$2,527	$5,554	$—

Comprehensive income:

Net income for March 31, 2019	2,443	2,443

Other comprehensive income (net of tax)	1,759		1,759

Cash dividends	(126)	(126)

Balance at March 31, 2019	$49,942	$41,672	$189	$2,527	$5,554	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

($ in thousands)	Three months ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(860)	$2,443
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	69	72
Net (gains) losses on investments	990	(2,120)
Deferred income taxes	(112)	(92)
Amortization of deferred policy acquisition costs	1,065	980
Changes in assets and liabilities:
Change in receivable for securities sold	54	—
Change in accrued investment income	(50)	(13)
Change in reinsurance recoverable	—	376
Policy acquisition costs deferred	(924)	(895)
Change in accrued income taxes	(53)	618
Change in net policy liabilities and claims	(306)	(281)
Change in other assets/liabilities, net	(800)	617
Other, net	(1)	4
Net cash provided by (used in) operating activities	(928)	1,709
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(9,926)	(4,119)
Trading securities and short-term investments	—	(26)
Property and equipment	(25)	(3)
Proceeds from sale or maturities of:
Held-to-maturity securities	45	19
Available-for-sale securities	5,076	2,282
Real estate held for investment	2	11
Other invested assets, net	(17)	2,037
Net cash provided by (used in) investing activities	(4,845)	201
Cash Flows from Financing Activities
Change in other policyholder funds	(15)	(42)
Dividends paid	(152)	(126)
Net cash used in financing activities	(167)	(168)
Net change in cash and cash equivalents	(5,940)	1,742
Cash and cash equivalents, beginning of year	11,809	5,676
Cash and cash equivalents, end of period	$5,869	$7,418

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary, Omega One Insurance Company (Omega).  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. All significant intercompany transactions and accounts have been eliminated in the condensed consolidated financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which includes information and disclosures not presented herein.

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,530,783 at March 31, 2020 and 2,527,136 at March 31, 2019. The Company did not have any dilutive securities as of March 31, 2020 and 2019.

Reclassifications
Certain 2019 amounts have been reclassified from the prior year condensed consolidated financial statements to conform to the 2020 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At March 31, 2020, the net amount exceeding FDIC insured limits was $4,427,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At March 31, 2020, the single largest balance due from one agent totaled $504,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At March 31, 2020 and December 31, 2019, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At March 31, 2020, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Accounting Changes Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued guidance that provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company has exposure to LIBOR based financial instruments through its subordinated debentures. The contracts with respect to these borrowings contain alternative reference rates that would automatically take effect upon the phasing out of LIBOR and would not materially change the liability exposure. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is evaluating the optional expedients and exceptions in the guidance but does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

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

Recently Adopted Accounting Standards
Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued guidance that removes, modifies and adds to the disclosure requirements related to fair value measurements. The guidance removes the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 assets, the policy for timing and transfers between levels and the valuation process for Level 3 fair value measurements. The guidance modifies disclosure requirements for investments in certain entities that calculate net asset value and clarifies the purpose of the measurement uncertainty disclosure. The guidance adds requirements to disclose changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements and to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020. The adoption of this guidance did not have a material impact on its financial position or results of operations.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Contingent Put and Call Options in Debt Instruments
In March 2016, the FASB issued guidance that clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company adopted this guidance on January 1, 2020. The adoption of this guidance did not have a material impact on its financial position or results of operations.

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds passive interests in limited partnerships that are considered to be Variable Interest Entities (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entities and is not required to consolidate under ASC 810. The entities are private placement investment funds formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnerships. The carrying value of the investments totals $363,000 and is included as a component of Other Invested Assets in the accompanying condensed consolidated balance sheets.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The amortized cost and aggregate fair values of investments in available-for-sale securities as of March 31, 2020 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,569	$326	$—	$4,895
Agency mortgage backed securities	33,437	1,569	19	34,987
Asset backed securities	10,195	37	962	9,270
Private label mortgage backed securities	8,255	115	50	8,320
Corporate bonds	38,365	1,170	1,721	37,814
States, municipalities and political subdivisions	6,178	153	14	6,317
Foreign governments	829	98	—	927
Total Fixed Maturities	101,828	3,468	2,766	102,530
Equity securities	2,127	2,607	30	4,704
Total	$103,955	$6,075	$2,796	$107,234

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of March 31, 2020 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$1,249	$105	$—	$1,354
Total	$1,249	$105	$—	$1,354

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2019 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,131	$150	$—	$4,281
Agency mortgage backed securities	32,283	861	157	32,987
Asset backed securities	10,307	71	104	10,274
Private label mortgage backed securities	6,815	441	4	7,252
Corporate bonds	36,074	1,816	70	37,820
States, municipalities and political subdivisions	6,669	109	1	6,777
Foreign governments	823	46	—	869
Total Fixed Maturities	97,102	3,494	336	100,260
Equity securities	2,127	3,176	—	5,303
Total	$99,229	$6,670	$336	$105,563

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2019 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$1,290	$55	$—	$1,345
Total	$1,290	$55	$—	$1,345

The amortized cost and aggregate fair value of debt securities at March 31, 2020, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,637	$1,629
Due after one year through five years	18,944	18,644
Due after five years through ten years	27,489	26,786
Due after ten years	53,758	55,471
Total	$101,828	$102,530

Held-to-maturity securities:
Due after one year through five years	$26	$27
Due after five years through ten years	4	5
Due after ten years	1,219	1,322
Total	$1,249	$1,354

A summary of securities available-for-sale with unrealized losses as of March 31, 2020, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

($ in thousands)	Less than 12 months		12 months or longer		Total
March 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Agency mortgage backed securities	$364	$5	$536	$14	$900	$19	3
Asset backed securities	6,291	610	1,135	352	7,426	962	11
Private label mortgage backed securities	2,450	50	—	—	2,450	50	6
Corporate bonds	16,831	1,712	491	9	17,322	1,721	36
States, municipalities and political subdivisions	1,483	14	—	—	1,483	14	3
Equity securities	128	30	—	—	128	30	2
	$27,547	$2,421	$2,162	$375	$29,709	$2,796	61

There were no securities held-to-maturity with unrealized losses as of March 31, 2020.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

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

For the three months ended March 31, 2020, the Company realized $238,000 other-than-temporary impairments. For the year ended December 31, 2019, the Company realized no other-than-temporary impairments. At March 31, 2020, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $356,000, $289,000 and $242,000. After evaluation by management, it was determined that each of these losses were driven by changes in market interest rates and, in some cases, a lack of liquidity in some sectors driven by market dislocation in late March of 2020 associated with the initial market shocks from COVID-19. However, management currently has the intent and ability to hold these investments until recovery so no other-than-temporary impairments were recognized. At December 31, 2019, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $60,000, $23,000 and $20,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Major categories of investment income are summarized as follows:

($ in thousands)	Three months ended March 31,
	2020	2019
Fixed maturities	$916	$937
Equity securities	41	27
Mortgage loans on real estate	2	2
Investment real estate	1	2
Policy loans	36	34
Other	4	3
	1,000	1,005
Less: Investment expenses	36	43
Net investment income	$964	$962

Major categories of investment gains and losses are summarized as follows:

($ in thousands)	Three months ended March 31,
	2020	2019
Realized gains on fixed maturities	$121	$10
Gains (losses) on trading securities	(25)	3
Change in fair value of equity securities	(599)	126
Change in surrender value of company owned life insurance	(251)	189
Realized gain on company owned life insurance	—	1,792
Other gains principally real estate	2	—
Other-than-temporary impairments	(238)	—
Net investment gains (losses)	$(990)	$2,120

An analysis of the net change in unrealized gains (losses) on available-for-sale securities follows:

($ in thousands)	March 31, 2020	December 31, 2019
Fixed maturities	$(2,456)	$4,910
Deferred income tax	516	(1,031)
Change in net unrealized gains (losses) on available-for-sale securities	$(1,940)	$3,879

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 are summarized in the following table by the type of inputs applicable to the fair value measurements:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,895	$4,895	$—	$—
Agency mortgage backed securities	34,987	19,684	15,303	—
Asset backed securities	9,270	2,545	6,725	—
Corporate bonds	37,814	—	37,814	—
Private label asset backed securities	8,320	967	7,353	—
States, municipalities and political subdivisions	6,317	—	6,317	—
Foreign governments	927	927	—	—
Trading securities	125	125	—	—
Equity securities	4,704	3,343	—	1,361
Total Financial Assets	$107,359	$32,486	$73,512	$1,361
Financial Liabilities
Interest rate swap	$(754)	$—	$—	$(754)
Total Financial Liabilities	$(754)	$—	$—	$(754)

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

As of March 31, 2020, Level 3 fair value measurements of assets include $1,361,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of March 31, 2020, Level 3 fair value measurements of liabilities include $754,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling tools

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020:

($ in thousands) For the three months ended March 31, 2020	Equity Securities	Interest Rate Swap
Beginning balance	$1,315	$(65)
Total gains or losses (realized and unrealized):
Included in earnings	46	—
Included in other comprehensive income	—	(689)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,361	$(754)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2020:	$—	$—

For the three months ended March 31, 2020, there were no assets or liabilities measured at fair values on a nonrecurring basis.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 are summarized in the following table by the type of inputs applicable to the fair value measurements:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,281	$4,281	$—	$—
Agency mortgage backed securities	32,987	19,330	13,657	—
Asset backed securities	10,274	2,601	7,673	—
Corporate bonds	37,820	—	37,820	—
Private label asset backed securities	7,252	1,060	6,192	—
States, municipalities and political subdivisions	6,777	—	6,777	—
Foreign governments	869	869	—	—
Trading securities	149	149	—	—
Equity securities available-for-sale	5,303	3,988	—	1,315
Total Financial Assets	$105,712	$32,278	$72,119	$1,315
Financial Liabilities
Interest rate swap	$(65)	$—	$—	$(65)
Total Financial Liabilities	$(65)	$—	$—	$(65)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2019:

($ in thousands) For the year ended December 31, 2019	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,125	$(234)
Total gains or losses (realized and unrealized):
Included in earnings	645	—
Included in other comprehensive income	—	169
Purchases:	—	—
Sales:	(455)	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,315	$(65)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2019:	$—	$—

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2020 and December 31, 2019 are as follows:

($ in thousands)	March 31, 2020		December 31, 2019
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,249	$1,354	$1,290	$1,345
Mortgage loans	147	147	147	147
Policy loans	1,912	1,912	1,895	1,895
Company owned life insurance	4,405	4,405	4,655	4,655
Other invested assets	2,240	2,240	2,280	2,280
Liabilities and related instruments
Other policyholder funds	1,335	1,335	1,350	1,350
Short-term notes payable and current portion of long-term debt	500	500	500	500
Long-term debt	13,667	13,667	13,664	13,664

NOTE 5 – PROPERTY AND EQUIPMENT
Major categories of property and equipment are summarized as follows:

($ in thousands)	March 31, 2020	December 31, 2019
Building and improvements	$3,472	$3,472
Electronic data processing equipment	1,495	1,470
Furniture and fixtures	483	483
	5,450	5,425
Less accumulated depreciation	3,825	3,795
Property and equipment, net	$1,625	$1,630
Depreciation expense for the three months ended March 31, 2020 was $30,000 ($124,000 for the year ended December 31, 2019).

NOTE 6 – INCOME TAXES
The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2014. Tax returns have been filed through the year 2018.

Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. The Company recognized a net deferred tax asset position of $676,000 at March 31, 2020 and a net deferred tax liability position of $96,000 at December 31, 2019.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

($ in thousands)	As of March 31, 2020	As of December 31, 2019
General expenses	$1,161	$1,269
Unearned premiums	1,318	1,288
Claims liabilities	615	645
Impairment on real estate owned	159	119
Unrealized losses on trading securities	5	—
Unrealized loss on interest rate swaps	158	14
Deferred tax assets	3,416	3,335

Unrealized gains on trading securities	—	(1)
Depreciation	(91)	(93)
Deferred policy acquisition costs	(1,580)	(1,610)
Pre-1984 policyholder surplus account	(381)	(397)
Unrealized gains on securities available-for-sale	(147)	(663)
Unrealized gains on equity securities	(541)	(667)
Deferred tax liabilities	(2,740)	(3,431)
Net deferred tax asset (liability)	$676	$(96)
The appropriate income tax effects of changes in temporary differences are as follows:

($ in thousands)	Three months ended March 31,
	2020	2019
Deferred policy acquisition costs	$(30)	$(18)
Other-than-temporary impairments	(40)	—
Trading securities	(6)	1
Unearned premiums	(30)	(29)
General expenses	108	(54)
Depreciation	(2)	(2)
Claims liabilities	30	—
Impact of repeal of special provision on pre-1984 policyholder surplus	(16)	(16)
Unrealized gains (losses) on equity securities	(126)	26
Deferred income tax expense (benefit)	$(112)	$(92)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Three months ended March 31,
	2020	2019
Federal income tax rate applied to pre-tax income (loss)	21.0%	21.0%
Dividends received deduction and tax-exempt interest	0.3%	(0.3)%
Company owned life insurance	(5.1)%	(16.0)%
Other, net	(0.1)%	1.2%
Effective federal income tax rate	16.1%	5.9%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31,	December 31,
	2020	2019
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor. Unsecured.	$500	$500
	$500	$500

Long-term debt consisted of the following as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31,	December 31,
	2020	2019

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor; maturity November 2023. Annual installment payments beginning November 2020. Unsecured.	$1,500	$1,500

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $148,000 in debt issuance cost ($150,000 in 2019); maturity December 15, 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,131	9,129

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $57,000 in debt issuance cost ($58,000 in 2019); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,036	3,035
	$13,667	$13,664

The Company has entered into various swap agreements related to the trust preferred securities. On February 26, 2020, the Company entered into a forward swap effective March 16, 2020, with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued June 21, 2007. Quarterly, commencing June 15, 2020, under the terms of the forward swap, the Company pays interest at a fixed rate of 4.93% until March 15, 2030. On February 26, 2020, the Company entered into a forward swap with a notional amount of $9,000,000 effective March 16, 2020, which hedges against changes in cash flows following the termination of the fixed rate period. Quarterly, commencing June 15, 2020 under the terms of the forward swap, the Company pays interest at a fixed rate of 5.28% until March 15, 2030. On May 26, 2010, the Company entered into a forward swap with a notional amount of $9,000,000 effective December 15, 2015, which hedges against changes in cash flows following the termination of the fixed rate

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

period. Quarterly, commencing March 16, 2016 under the terms of the forward swap, the Company pays interest at a fixed rate of 8.49% until March 15, 2020.

The interest rate swaps have fair values of $188,000 and $566,000 (liability), respectively, for a total liability of $754,000 at March 31, 2020 ($65,000 at December 31, 2019).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation loss of $545,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at March 31, 2020.  A net valuation gain of $134,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2019.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At March 31, 2020, the Company has securities on deposit with fair market values of $1,232,000 (all of which is posted as collateral). At December 31, 2019, the Company had securities on deposit with fair market values of $294,000 (all of which was posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense:

($ in thousands)	Three months ended March 31,
	2020	2019
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$7,199	$8,208
Less reinsurance recoverable on unpaid losses	249	1,384
Net balances at beginning of year	6,950	6,824
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	9,622	8,585
Estimated claims and claim adjustment expenses for claims arising in prior years	(32)	(604)
Total increases	9,590	7,981
Claims and claim adjustment expense payments for claims arising in:
Current year	6,856	5,596
Prior years	3,460	2,510
Total payments	10,316	8,106
Net balance at end of period	6,224	6,699
Plus reinsurance recoverable on unpaid losses	241	1,264
Claims and claim adjustment expense reserves at end of period	$6,465	$7,963

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Claims and claim adjustment expense reserves before reinsurance recoverable at March 31, 2020 were down compared to the same period last year. A combination of a reduction in incurred losses during the month of March of 2020 and an increase in payments on claims arising in the current year were the primary factors contributing to the decline in end of period claims and claim adjustment expense reserves at March 31, 2020 compared to March 31, 2019. The estimate for claims arising in prior years was reduced $32,000 in 2020 (reduced $604,000 in 2019) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves

The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $432,000 at March 31, 2020 ($417,000 at December 31, 2019). These claims are a component of policy and contract claims which totaled $1,132,000 at March 31, 2020 ($1,053,000 at December 31, 2019).

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

In the normal course of business, NSIC seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to reinsurance companies under excess coverage contracts.  NSIC retains a maximum of $50,000 of coverage per individual life.  Cost is amortized over the reinsurance contract period.

At March 31, 2020, the largest reinsurance recoverable of a single reinsurer was $10,000 ($10,000 at December 31, 2019). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the three months ended March 31, 2020 and 2019 amounted to $46,000 and $46,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the three months ended March 31, 2020 and 2019 amounted to an approximate decrease of $361,000 and increase of $244,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were contributions of $100,000 during the three months ended March 31, 2020 and no contributions were made during the three months ended March 31, 2019. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

NOTE 11 – SHAREHOLDERS' EQUITY

During the three months ended March 31, 2020 and year ended December 31, 2019, changes in shareholders' equity consisted of net loss of $860,000 and net income of $4,067,000, respectively; dividends paid of $152,000 in 2020 and $531,000 in 2019; other comprehensive loss of $2,485,000 in 2020 and other comprehensive income of $4,013,000 in 2019; common stock issued of $53,000 in 2019; and the purchase of treasury shares of $6,000 in 2020 and $7,000 2019.  Other comprehensive income/loss consisted of changes in accumulated unrealized gains/losses on securities available-for-sale and changes in accumulated unrealized losses on interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The table below provides information regarding the Company's preferred and common stock as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Authorized	Issued	Treasury	Outstanding
Preferred Stock, $1 par value	500,000	—	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	—
Common Stock, $1 par value	3,000,000	2,531,552	874	2,530,678

	December 31, 2019
	Authorized	Issued	Treasury	Outstanding
Preferred Stock, $1 par value	500,000	—	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	—
Common Stock, $1 par value	3,000,000	2,531,552	436	2,531,116

Treasury Stock
Treasury stock may be purchased pursuant to the share repurchase plan authorized by the Board of Directors in November 2019. The Board authorized the repurchase of up to $1,000,000 of the Company's outstanding common stock. The plan expires in May 2020.

During the three months ended March 31, 2020, the Company purchased 438 shares of common stock and which were placed in treasury stock. During the year ended December 31, 2019, the Company purchased 436 shares of common stock which were placed in treasury stock.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances:

($ in thousands)	Three months ended March 31,
	2020	2019
Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	$(51)	$(185)
Other comprehensive income (loss) for period:
Other comprehensive gain (loss) before reclassifications	(545)	25
Net current period other comprehensive income (loss)	(545)	25
Balance at end of period	$(596)	$(160)

Unrealized Gains (Losses) on Available-for-Sale Securities
Balance at beginning of period	$2,494	$(1,385)
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(2,032)	1,742
Amounts reclassified from accumulated other comprehensive income (loss)	92	(8)
Net current period other comprehensive income (loss)	(1,940)	1,734
Balance at end of period	$554	$349

Total Accumulated Other Comprehensive Income (Loss) at end of period	$(42)	$189

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2020:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$(117)	Net investment losses
	(117)	Total before tax
	25	Tax benefit
	$(92)	Net of Tax

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2019:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$10	Net investment gains
	10	Total before tax
	(2)	Tax expense
	$8	Net of Tax

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

Total assets by industry segment at March 31, 2020 and December 31, 2019 are summarized below:

($ in thousands) Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

March 31, 2020	$150,486	$83,614	$62,001	$4,871

December 31, 2019	$153,934	$83,917	$65,605	$4,412

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Net income by business segment for the three months ended March 31, 2020 and 2019 is summarized below:

($ in thousands) Three months ended March 31, 2020	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUE
Net premiums earned	$13,522	$1,433	$—	$—	$14,955
Net investment income	425	663	11	(135)	964
Investment losses	(438)	(527)	(25)	—	(990)
Other income	145	258	231	(489)	145
	13,654	1,827	217	(624)	15,074
BENEFITS AND EXPENSES
Policyholder benefits paid	9,591	1,138	—	(146)	10,583
Amortization of deferred policy acquisition costs	681	384	—	—	1,065
Commissions	1,990	85	—	—	2,075
General and administrative expenses	1,821	400	(349)	(478)	1,394
Taxes, licenses and fees	619	102	—	—	721
Interest expense	—	9	252	—	261
	14,702	2,118	(97)	(624)	16,099
Income (Loss) Before Income Taxes	(1,048)	(291)	314	—	(1,025)
INCOME TAX EXPENSE (BENEFIT)	(168)	(62)	65	—	(165)
Net Income (Loss)	$(880)	$(229)	$249	$—	$(860)

($ in thousands) Three months ended March 31, 2019	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUE
Net premiums earned	$13,261	$1,457	$—	$—	$14,718
Net investment income	409	675	13	(135)	962
Investment gains	2,023	94	3	—	2,120
Other income	136	246	235	(471)	146
	15,829	2,472	251	(606)	17,946
BENEFITS AND EXPENSES
Policyholder benefits paid	7,982	1,165	—	(124)	9,023
Amortization of deferred policy acquisition costs	681	299	—	—	980
Commissions	1,956	77	—	—	2,033
General and administrative expenses	1,934	473	407	(482)	2,332
Taxes, licenses and fees	592	95	—	—	687
Interest expense	—	10	285	—	295
	13,145	2,119	692	(606)	15,350
Income (Loss) Before Income Taxes	2,684	353	(441)	—	2,596
INCOME TAX EXPENSE (BENEFIT)	149	96	(92)	—	153
Net Income (Loss)	$2,535	$257	$(349)	$—	$2,443

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2020 and 2019, respectively:

($ in thousands)	Three months ended March 31,
	2020	2019
Life, accident and health operations premiums written:
Traditional life insurance	$1,058	$1,057
Accident and health insurance	407	405
Gross life, accident and health	1,465	1,462
Reinsurance premium ceded	(35)	(38)
Net life, accident and health premiums written	$1,430	$1,424
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$10,252	$9,928
Homeowners (Including mobile homeowners)	4,835	4,971
Other liability	579	575
Gross property and casualty	15,666	15,474
Reinsurance premium ceded	(1,765)	(1,298)
Net property and casualty written	$13,901	$14,176
Consolidated gross premiums written	$17,131	$16,936
Reinsurance premium ceded	(1,800)	(1,336)
Consolidated net premiums written	$15,331	$15,600

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2020 and 2019, respectively:

($ in thousands)	Three months ended March 31,
	2020	2019
Life, accident and health operations premiums earned:
Traditional life insurance	$1,066	$1,090
Accident and health insurance	402	405
Gross life, accident and health	1,468	1,495
Reinsurance premium ceded	(35)	(38)
Net life, accident and health premiums earned	$1,433	$1,457
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,652	$9,280
Homeowners (Including mobile homeowners)	5,081	5,196
Other liability	554	541
Gross property and casualty	15,287	15,017
Reinsurance premium ceded	(1,765)	(1,756)
Net property and casualty earned	$13,522	$13,261
Consolidated gross premiums earned	$16,755	$16,512
Reinsurance premium ceded	(1,800)	(1,794)
Consolidated net premiums earned	$14,955	$14,718

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

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

The Company's property & casualty subsidiaries had one action remaining in Texas filed in the aftermath of Hurricane Ike at March 31, 2020. This is an individual action with allegations of underpayment of a hurricane-related claim. The suit seeks a variety of remedies, including actual and/or punitive damages in unspecified amounts and/or declaratory relief. There are no other individual actions deemed material by management based upon evaluation of information presently available.

The Company maintains loss and loss adjustment expense reserves on litigated claims that occur in the routine course of business in the insurance operations of the subsidiaries. These reserves are included in the liability for benefit and loss reserves on the balance sheet.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2020 was $248,000 ($254,000 in 2019). There was no cash received or paid from income taxes during the three months ended March 31, 2020. Cash received from income taxes during the three months ended March 31, 2019 was $373,000.

NOTE 16 – SUBSEQUENT EVENTS

In the preparation of the accompanying financial statements, Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q.

COVID-19
Subsequent to December 31, 2019, the spread of the COVID-19 pandemic has had a profound impact on our daily living, the worldwide economy, global financial markets and interruptions to normal business activities. As of the date of issuance of these financial statements, based on the information presently available, we expect the effect of COVID-19 on claims currently under our coverages to be manageable. However, the effects of the COVID-19 pandemic continue to evolve. The geographic location of our home office allows employees to easily commute without the use of public transportation and efficiency efforts of the past decade has allowed us to better utilize our office space to facilitate social distancing. We have also reduced staff concentration through the broader use of remote work arrangements.  We have remained fully operational through "shelter in place" and similar directives with the exception of limiting travel of certain field staff. Despite our best efforts, we cannot predict the extent to which our business will be impacted, including: results of operations, financial condition, liquidity, capital position, the value of our investments, premiums and the demand for our insurance products and how our ability to collect premiums will ultimately be impacted. See additional commentary included in Part I, Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3. - Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q.

Catastrophe Losses
In April 2020, the Company's property and casualty subsidiary incurred an increase in claims due to a high frequency of severe thunderstorm, hail and tornado losses that occurred throughout the month. It has been determined that six separate catastrophe events occurred across the eight states in which the property and casualty subsidiary operates. While none of these events were individually significant enough to exceed our retention under our catastrophe reinsurance agreements, the cumulative losses from all events will materially impact our second quarter results of

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

operations. Claims reported from these catastrophe events totaled $6,998,000. These claims will reduce second quarter 2020 net income by $5,528,000. Because these events occurred after the balance sheet date of these financial statements, no provision for these April severe weather losses have been included in these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. (the Company) as of March 31, 2020, and the related condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2020, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.
Basis for Review Results
These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ Warren Averett, LLC

Birmingham, Alabama

May 14, 2020

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the condensed consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as "we", "our", "us", "Company" or "NSEC") and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three month periods ended March 31, 2020 and 2019 and should be read in conjunction with the Consolidated Financial Statements and Notes which accompany this report. The financial information presented herein should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which includes information and disclosures not presented herein. Please refer to our note regarding forward-looking statements on page 4 of this report.

The National Security Group, Inc. operates in ten states with 45.5% of total premium revenue generated in the states of Alabama and Mississippi.  We operate in two business segments summarized as follows:

•
The Property and Casualty (P&C) segment is the most significant segment, accounting for 91.2% of gross earned premium in 2020.  The P&C segment operates in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•
The Life segment accounted for 8.8% of gross premium revenue in 2020. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

All of our insurance companies have been assigned ratings by A.M. Best Co (Best).  On April 21, 2020, A. M. Best affirmed the Financial Strength Rating (FSR) of B++ (Good) and the Long-Term Issuer Credit Rating (Long-Term ICR) of "bbb" of NSFC. In addition, A.M. Best affirmed the FSR of B+ (Good) and Long-Term ICR of "bbb-" of Omega. The A.M. Best outlook for the ratings is "stable" for NSFC and Omega. A.M. Best upgraded the FSR to B++ (Good) and the Long-Term ICR to "bbb" for NSIC. The outlook for the ratings of NSIC is "stable". A.M. Best also affirmed the Long-Term ICR of "bb" of the parent holding company, NSEC, with a "stable" outlook.

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On September 30, 2019, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

The earnings in the property and casualty segment have seasonal volatility due to severe storm activity resulting in incurred losses and loss adjustment expenses from hurricane, tornado, wind and hail related insurance claims. These storm systems or other natural disasters are classified as catastrophes (referred to as "catastrophe" or "cat" events/losses throughout the remainder of this document) by Property Claim Service (PCS) when an individual event causes $25 million or more in industry wide direct insured losses and affect a significant number of policyholders and insurers.
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

Summary:
For the three months ended March 31, 2020, the Company had a net loss of $860,000, $0.34 loss per share, compared to net income of $2,443,000, $0.97 income per share, for the three months ended March 31, 2019; a decrease of $3,303,000. Results for the first quarter of 2020 were negatively impacted by investment losses and increased claim activity in the P&C segment. Results for the first quarter of 2019 were positively impacted by investment gains of $2,120,000.

For the three months ended March 31, 2020, the Company had investment losses of $990,000 compared to investment gains of $2,120,000 for the same period last year; a decrease of $3,110,000. The primary reason for the investment losses, in the first quarter of 2020, was a $599,000 loss due to change in value of equity securities compared to a gain due to change in value of equity securities of $126,000 for the same period last year. In addition, the change in surrender value of our company owned life insurance (COLI) added $251,000 in investment losses, in the first quarter of 2020, compared to a gain of $189,000 in the first quarter of 2019. During the first quarter of 2019, we had a gain on our COLI totaling $1,792,000 which was the primary contributor to investment gains for the three months ended March 31, 2019. During the first quarter of 2020, we also recognized an other-than-temporary impairment totaling $238,000. We did not have any other-than-temporary impairments in the first quarter of 2019.

The Company ended the first quarter of 2020 with claims totaling $10,583,000 compared to $9,023,000 for the same period last year. The P&C segment was the primary source of this increase with claims up $1,609,000, in first quarter 2020, compared to first quarter 2019. The primary component of this increase was claims reported from catastrophe events which increased $1,297,000, in the first quarter of 2020 compared to the first quarter of 2019. Partially offsetting the increases mentioned above was a decrease in general and administrative expenses. The Company ended the first quarter of 2020 with a decrease in general and administrative expenses of $938,000. The primary reason for this decrease was a decline in the company's liability in deferred compensation plans.

Financial results for the three months ended March 31, 2020 and 2019 were as follows:

Unaudited Consolidated Financial Summary	Three months ended March 31,
($ in thousands, except per share)	2020	2019
Gross premiums written	$17,131	$16,936
Net premiums written	$15,331	$15,600

Net premiums earned	$14,955	$14,718
Net investment income	964	962
Net investment gains (losses)	(990)	2,120
Other income	145	146
Total Revenues	15,074	17,946
Policyholder benefits and settlement expenses	10,583	9,023
Amortization of deferred policy acquisition costs	1,065	980
Commissions	2,075	2,033
General and administrative expenses	1,394	2,332
Taxes, licenses and fees	721	687
Interest expense	261	295
Total Benefits, Losses and Expenses	16,099	15,350
Income (Loss) Before Income Taxes	(1,025)	2,596
Income tax expense (benefit)	(165)	153
Net Income (Loss)	$(860)	$2,443
Income (Loss) Per Common Share	$(0.34)	$0.97
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$(860)	$2,443
Income tax expense (benefit)	(165)	153
Investment (gains) losses, net	990	(2,120)
Pretax Income (Loss) From Operations	$(35)	$476
We provide a reconciliation of net income to the non-GAAP measurement "pretax income (loss) from operations". The purpose of this reconciliation is to provide investors with information routinely utilized by management in analyzing and comparing the performance of our insurance operations between periods. This information reflects the financial performance of our insurance operations without the impact of realized capital gains/losses on investments and unrealized capital gains on equity securities which are now required to be included as a component of net income under GAAP. We typically invest in equity securities with a long-term view. Short-term volatility due to changes in market value of equity securities, along with realized investment gains/losses, can mask both the positive or negative performance of our insurance operations from period to period.

Premium Revenue:
For the three months ended March 31, 2020, net premiums earned were up $237,000 at $14,955,000 compared to $14,718,000 during the same period last year. The increase in premium revenue was primarily driven by an increase in net earned premium, in the P&C segment, of $261,000 or 2.0%. The increase in P&C segment net earned premium was primarily attributable to a 4.0% increase in gross earned premium in our dwelling fire program due to rate increases in the program over the past twelve months. With the increased frequency of weather events over the past five years, the Company continues to increase rates in states and programs that have been most impacted by this persistent pattern of severe weather.

Investment Gains (Losses):
Investment losses for the three-month period ended March 31, 2020 were $990,000 compared to investment gains of $2,120,000 for the same period last year. Investment gains in 2019 were positively impacted by a gain on COLI benefit of $1,792,000. Contributing to the first quarter 2020 loss, we had a decline in value of our equity investments totaling

$599,000 compared to unrealized gains in equity investments of $126,000, in the first quarter of 2019. In the first quarter of 2020, we also recognized a decline in surrender value of our COLI of $251,000 and an other-than-temporary impairment loss on corporate bonds of $238,000. The investment losses in the first quarter of 2020 were primarily driven by overall declines in corporate debt and equity securities in March of 2020 due to rapid changes in worldwide economic conditions from the global spread of COVID-19.

Net Income (Loss):
For the three months ended March 31, 2020, the Company had a net loss of $860,000, $0.34 loss per share, compared to net income of $2,443,000, $0.97 income per share, for the same period last year. As mentioned previously, the primary reasons for the first quarter 2020 net loss, compared to the first quarter 2019 net income, was an increase in investment related losses and higher property and casualty insured losses. The increase in P&C subsidiary losses was primarily driven by an increase in insured losses from weather events in January and February.

Pretax Income (Loss) from Operations:
For the three months ended March 31, 2020, our pretax loss from operations was $35,000 compared to a pretax income from operations of $476,000 for the three months ended March 31, 2019; a decrease of $511,000. As discussed above, an increase in claim activity in our P&C segment was the primary reason for the loss from operations, in the first quarter of 2020, compared to the same period last year.

P&C Segment Combined Ratio:
The P&C segment ended the first quarter of 2020 with a GAAP basis combined ratio of 107.6%. Reported catastrophe losses totaled $2,252,000 for the quarter and added 16.5 percentage points to the combined ratio. In comparison, the P&C segment ended the first quarter of 2019 with a GAAP basis combined ratio of 98.1% with $955,000 in reported catastrophe losses increasing the combined ratio by 7.1 percentage points. Partially offsetting the increase in reported catastrophe losses in the first quarter of 2020 was a reduction in reported non-catastrophe wind and hail losses of $471,000. Reported non-catastrophe wind and hail losses for the first quarter of 2020 totaled $1,610,000 and added 11.8 percentage points to the first quarter 2020 combined ratio. In comparison, first quarter 2019 reported non-catastrophe wind and hail losses totaled $2,081,000 and added 15.5 percentage points to the first quarter 2019 combined ratio.

COVID-19:
In March 2020, it became apparent that we would not be able to contain the spread of the COVID-19 virus in the United States and the adverse worldwide impact became more visible. The COVID-19 pandemic has had a profound impact on our daily living, the worldwide economy and global financial markets that would have been beyond comprehension at the start of 2020. Along with joining the global effort to slow the spread of COVID-19, our primary goals are to mitigate the impact of this disease on our staff and their families while continuing to provide excellent service to our policyholders and agents. Fortunately, the geographic location of our home office allows employees to easily commute without the use of public transportation and efficiency efforts of the past decade has allowed us to better utilize our office space to facilitate social distancing. To further mitigate risk of spread, we also reduced staff concentration through the broader use of remote work arrangements. We have remained fully operational through "shelter in place" and similar directives with the exception of limiting travel of certain field staff.

Our life subsidiary, NSIC, does have exposure to an increase in death claims associated with COVID-19. However, based on current estimates of death due to COVID-19 in our primary states of Alabama and Mississippi, we do not believe any increase in claims will lead to any material decline in the life subsidiary's regulatory capital. While the virus itself poses some risk to increased claims in our life insurance operations, we believe this impact is mitigated due to our low leverage and small face value life insurance policies in-force. Our typical life insurance policy carries face amounts of $10,000 or less. We maintain reinsurance coverage in NSIC for whole life policies in excess of $50,000. To further mitigate risk during the pandemic, we have added additional underwriting procedures and limited new business sale promotions.

Changes in business practice and economic factors will present the primary risk in our P&C operations. For our P&C subsidiary (NSFC), we do not have any exposure to business interruption, workers compensation or other commercial coverage types that could pose substantial increases in our risk profile or claims settlement practices. In the last two weeks of March, as COVID-19 emergency orders were put in place by most states in our coverage areas, new business application counts declined by approximately 50%. A similar decline continued into April with new business production down approximately 30% as most emergency orders in the states in which we operate were elevated to "shelter in place" or similar directives. These directives limited economic activity including consumer demand to seek new insurance coverage. While we expect that the current lack of new business production will lead to a decline in written premium in 2020, we do not expect COVID-19 to materially impact our capital position.

Along with new business production, a decrease in retention of existing business is a significant concern.  As unemployment rates increase it is inevitable that some of our policyholders will be impacted by job loss. We also have some concern in our P&C operations that regulatory mandates in some states to suspend cancellations or extend grace periods for payment of insurance premium could increase our risk of increased claim payments. We also expect that some policyholders will not catch up past due balances by the end of the policy term leading to an increase in policy cancellations.

The effects of the COVID-19 pandemic continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. We expect that the most significant impact on our financial condition and results of operations will likely result from developments in the overall economy and the effect on financial markets, the investments we hold, premiums and demand for our insurance products and our ability to collect insurance premiums. We believe our current capital and liquidity positions are adequate but the duration of this pandemic creates significant uncertainty surrounding the ultimate impact on our results of operations.

Overview - Balance Sheet highlights at March 31, 2020 compared to December 31, 2019

Selected Balance Sheet Highlights	March 31, 2020	December 31, 2019
($ in thousands, except per share)	UNAUDITED
Invested Assets	$120,248	$118,969
Cash	$5,869	$11,809
Total Assets	$150,486	$153,934
Policy Liabilities	$78,559	$78,472
Total Debt	$14,167	$14,164
Accumulated Other Comprehensive Income (Loss)	$(42)	$2,443
Shareholders' Equity	$49,958	$53,461
Book Value Per Share	$19.74	$21.12
Invested Assets:
Invested assets as of March 31, 2020 were $120,248,000 compared to $118,969,000 as of December 31, 2019; an increase of 1.1%. The increase in invested assets was primarily due to the purchase of additional securities in the bond investment portfolio during the first quarter of 2020. While invested assets increased for the quarter, the market value of our available-for-sale fixed maturity securities and equity securities decreased $2,456,000 and was the primary contributor to the accumulated other comprehensive loss for the quarter.

Cash:
The Company, primarily through its insurance subsidiaries, had $5,869,000 in cash and cash equivalents at March 31, 2020, compared to $11,809,000 at December 31, 2019. Cash declined in the first quarter of 2020 primarily due to an increase in weather related losses in our P&C subsidiary and an increase of investments in fixed maturity securities in our investment portfolio.

Total Assets:
Total assets as of March 31, 2020 were $150,486,000 compared to $153,934,000 at December 31, 2019. As mentioned previously, the market value of our available-for-sale fixed maturity securities and equity securities decreased $2,456,000 and was the primary contributor to the $3,448,000 decrease in total assets in the first quarter of 2020 compared to total assets at December 31, 2019.

Policy Liabilities:
Policy related liabilities were $78,559,000 at March 31, 2020, compared to $78,472,000 at December 31, 2019; an increase of $87,000 or 0.1%. An increase in P&C segment unearned premiums was partially offset by a decrease in P&C segment loss reserves leading to a marginal increase in policy liabilities.

Debt Outstanding:
Total debt at March 31, 2020 was virtually unchanged at $14,167,000 compared to $14,164,000 at December 31, 2019.

Shareholders' Equity:
Shareholders' equity as of March 31, 2020 was $49,958,000, down $3,503,000, compared to December 31, 2019 Shareholders' equity of $53,461,000. Book value per share was $19.74 at March 31, 2020, compared to $21.12 per share at December 31, 2019; a decline of 6.5% or $1.38 per share. The primary factors contributing to the decrease in both book value per share and Shareholders' equity were a net loss of $860,000, an accumulated other comprehensive loss of $2,485,000 and shareholder dividends paid of $152,000. The accumulated comprehensive loss was primarily driven by decreases in market value of our corporate bond investments available for sale.

Release of information on Second Quarter Events - April Catastrophe Claims:
In addition to our first quarter earnings release, we are releasing our preliminary loss estimates from April catastrophe events which will impact our second quarter earnings. We emphasize that no provision for losses from April catastrophe claims have been made in our first quarter results presented above as these events occurred in the second quarter.

April of 2020 was our most active month of any spring storm season since 2011, with six catastrophe (cat) events occurring during the month. These six cat events impacted policyholders in every state in which NSFC operates and generated $6,998,000 in insured losses during the month of April from 1,030 reported claims to date. For comparison, in April of 2019 we incurred losses totaling $1,179,000 from 251 claims. While catastrophe losses are highly variable over the course of any given year and are driven by frequency and severity of both hurricane and severe thunderstorm activity over any 12 month period, the significant increase in storm activity in April of 2020 will materially impact our second quarter and full year results of operations.

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended March 31, 2020 and 2019:

($ in thousands)	Three months ended March 31,		Percent
	2020	2019	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,066	$1,090	(2.2)%
Accident and health insurance	402	405	(0.7)%
Gross life, accident and health	1,468	1,495	(1.8)%
Reinsurance premium ceded	(35)	(38)	(7.9)%
Net life, accident and health premiums earned	$1,433	$1,457	(1.6)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,652	$9,280	4.0%
Homeowners (Including mobile homeowners)	5,081	5,196	(2.2)%
Other liability	554	541	2.4%
Gross property and casualty	15,287	15,017	1.8%
Reinsurance premium ceded	(1,765)	(1,756)	0.5%
Net property and casualty premiums earned	$13,522	$13,261	2.0%

Consolidated gross premiums earned	$16,755	$16,512	1.5%
Reinsurance premium ceded	(1,800)	(1,794)	0.3%
Consolidated net premiums earned	$14,955	$14,718	1.6%

Consolidated net premium earned was up 1.6% for the quarter ended March 31, 2020, at $14,955,000 compared to $14,718,000 for the same period last year. The increase in net premium earned was due to a 2.0% increase in net premium earned in the P&C segment. The increase in P&C segment net earned premium was primarily attributable to a 4.0% increase in gross earned premium in our dwelling fire program.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. With our 2020 catastrophe contract placement, our single event catastrophe retention remained unchanged from the prior year at $4 million. In our 2020 contract, we maintained our underlying second event layer of $2 million in excess of $2 million. This additional coverage effectively lowers our second event retention to $2 million. Also unchanged from last year, we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million. Our catastrophe reinsurance has a reinstatement provision for one event and covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million (net of reinsurance). It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple smaller catastrophe events that individually may not exceed our $4 million retention and would not be covered under our catastrophe reinsurance contract.

To summarize our catastrophe reinsurance structure, under the catastrophe reinsurance program in 2020, the Company retains the first $4,000,000 in losses from a first event (exceeding $4 million in insured losses) and $2 million in losses from a second event.  Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000
Underlying 2nd Event	100% of $2,000,000 in excess of $2,000,000 retention

Additional details regarding the structure of our 2020 catastrophe reinsurance program can be found in Note 9 to the Consolidated Financial Statements.

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the three months ended March 31, 2020 and 2019:

($ in thousands)	Three months ended March 31,
	2020	2019
Fixed maturities	$916	$937
Equity securities	41	27
Mortgage loans on real estate	2	2
Investment real estate	1	2
Policy loans	36	34
Other	4	3
	1,000	1,005
Less: Investment expenses	36	43
Net investment income	$964	$962

For the three months ended March 31, 2020, net investment income was $964,000 compared to $962,000 for the same period in 2019; a slight increase of $2,000 or 0.2%.

Investment Gains (Losses):
The table below provides investment gains and losses for the three months ended March 31, 2020 and 2019:

($ in thousands)	Three months ended March 31,
	2020	2019
Realized gains on fixed maturities	$121	$10
Gains (losses) on trading securities	(25)	3
Change in fair value of equity securities	(599)	126
Change in surrender value of company owned life insurance	(251)	189
Realized gain on company owned life insurance	—	1,792
Other gains principally real estate	2	—
Other-than-temporary impairments	(238)	—
Net investment gains (losses)	$(990)	$2,120

Net investment losses, for the three months ended March 31, 2020, were $990,000 compared to net investment gains of $2,120,000 for the same period in 2019; a decrease of $3,110,000. One primary reason for the first quarter 2020 investment losses, compared to first quarter 2019 investment gains, was a gain on COLI investment of $1,792,000 in the prior year. In addition, in the first quarter of 2020, we had unrealized losses due to change in market value of our equity investments totaling $599,000 compared to unrealized gains in equity investments of $126,000 in the first quarter of 2019. In 2020, we also recognized a decline in surrender value of our COLI and other-than-temporary impairment losses totaling $251,000 and $238,000, respectively.

Other Income:
Other income was comparable at $145,000 for the three months ended March 31, 2020, compared to $146,000 for the same period last year; a decrease of $1,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $10,583,000 for the first quarter of 2020, compared to $9,023,000 for the same period last year; an increase of $1,560,000 or 17.3%. Claims as a percentage of premium earned was 70.8% in the first quarter of 2020 compared to 61.3% in the first quarter of 2019. The primary reason for the increase in claims was a $1,297,000 increase in P&C segment catastrophe weather claims coupled with a $98,000 increase in reported fire losses. These increases were partially offset by a decrease in non-catastrophe weather claims totaling $471,000.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three month periods ended March 31, 2020 and 2019:

For the three months ended March 31, 2020			For the three months ended March 31, 2019
($ in thousands) Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 2012 (Jan 10-12)	$1,334	310	Cat 1916 (Feb 23-26)	$262	76
Cat 2014 (Feb 5-8)	630	157	Cat 1918 (Mar 3-4)	693	65
Cat 2016 (Mar 2-4)	261	61
Misc cats less than $100k	27	10	Misc cats less than $100k	—	—
Total Cat losses	$2,252	538	Total Cat losses	$955	141

Non-cat wind & hail	$1,610	414	Non-cat wind & hail	$2,081	585
During the first quarter of 2020, the P&C segment was impacted by five catastrophe events producing 538 policyholder claims totaling $2,252,000. In comparison, the P&C segment was impacted by two catastrophe events during the first quarter of 2019 from 141 claims totaling $955,000. During 2020, the P&C segment had reported losses from Cat 2012 totaling $1,334,000 from 310 claims. This cat event accounted for 59.2% of total reported losses from cat events during the first quarter of 2020 and added 9.8 percentage points to the first quarter 2020 P&C segment loss ratio. During 2019, the P&C segment had reported losses from Cat 1918 totaling $693,000 from 65 claims. This cat event accounted for 72.6% of total reported losses from cat events during the first quarter of 2019 and added 5.2 percentage points to the first quarter 2019 P&C segment loss ratio. Claims reported from all first quarter 2020 cat events contributed 16.5 percentage points to the first quarter 2020 P&C segment loss ratio. Claims reported from all first quarter 2019 cat events contributed 7.1 percentage points to the first quarter 2019 P&C segment loss ratio.

Non-catastrophe wind and hail claims reported in the first quarter of 2020 totaled $1,610,000 compared to non-catastrophe wind and hail claims reported in the first quarter of 2019 totaling $2,081,000; a decrease of $471,000. During the first quarter of 2020, the P&C segment had 414 non-cat wind and hail claims reported (an average of $3,900 per claim) compared to 585 non-cat wind and hail claims reported during the first quarter of 2019 (an average of $3,600 per claim). Non-cat wind and hail claims reported during the first quarter of 2020 accounted for 16.8% of total P&C segment incurred losses in the current year and added 11.8 percentage points to the 2020 P&C segment combined ratio. Non-cat wind and hail claims reported during the first quarter of 2019 accounted for 26.1% of total P&C segment incurred losses in 2019 and added 15.5 percentage points to the 2019 P&C segment combined ratio.

Reported fire losses in the first quarter of 2020 were up $98,000 or 2.8% compared to fire losses reported during the first quarter of 2019. The P&C segment had 106 fire losses reported in the first quarter of 2020 totaling $3,540,000 compared to 122 claims reported in the first quarter of 2019 totaling $3,442,000. The average cost per claim was $33,400 for fire losses reported in the first quarter of 2020 compared to $28,200 for fire losses reported in the first quarter of 2019. Fire losses reported during the first quarter of 2020 added 25.9 percentage points to the P&C segment combined ratio while fire losses reported during the first quarter of 2019 added 25.7 percentage points to the P&C segment combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended March 31, 2020, policy acquisition costs were $3,140,000 compared to $3,013,000 for the same period last year; an increase of $127,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 21.0% in the first three months of 2020 compared to 20.5% for the same period last year.

General Expenses:
General and administrative expenses were $1,394,000 in the first quarter of 2020, compared to $2,332,000 for the same period last year. As a percent of earned premium, general and administrative expenses were 9.3% and 15.8% at March 31, 2020 and 2019, respectively. The $938,000 decrease in general and administrative expenses, in the first quarter of 2020 compared to the first quarter of 2019, was primarily due to a decline in the company's liability in deferred compensation plans.

Taxes, Licenses and Fees:
For the quarter ended March 31, 2020 and 2019, insurance taxes, licenses and fees were comparable at $721,000 and $687,000, respectively. As a percent of earned premium, insurance taxes, licenses and fees were 4.8% in the first quarter of 2020 and 4.7% in the first quarter of 2019.

Interest Expense:
Interest expense was $261,000 for the three months ended March 31, 2020, compared to $295,000 for the three months ended March 31, 2019. A reduction in total debt outstanding over the past twelve months was the primary factor contributing to the $34,000 decrease.

Income Taxes (Benefits):
For the three months ended March 31, 2020, the Company had a pretax loss of $1,025,000 compared to pretax income of $2,596,000 for the same period last year. The $165,000 tax benefit for 2020 consisted of current tax benefit of $53,000 and deferred tax benefit of $112,000. The $153,000 tax expense for 2019 consisted of current tax expense of $245,000 and deferred tax benefit of $92,000. The effective tax rate for the first quarter of 2020 was 16.1% compared to 5.9% for the first quarter of 2019. The effective tax rate for 2019 is significantly lower because the gain on COLI benefits is not subject to federal income tax.

Net Income (Loss):
The Company ended the first three months of 2020 with a net loss of $860,000 compared to net income of $2,443,000 for the same period last year. The primary factors contributing to the $3,303,000 decrease was first quarter 2020 unrealized losses in our equity investments, a decline in surrender value of our COLI and recognition of an other-than-temporary impairment coupled with investment gains realized in the prior year from our COLI that were not realized in the current year.

Liquidity and capital resources:
Due to regulatory restrictions, the majority of the Company's cash is required to be invested primarily in investment-grade securities to provide protection for policyholders. The liabilities of the property and casualty insurance subsidiaries are of various terms, and therefore, those subsidiaries invest in securities with various effective maturities spread over periods usually not exceeding 10 years with an average portfolio duration typically of less than 5 years. The liabilities of the life insurance subsidiary are typically of a longer duration, and therefore, a higher percentage of securities in the life insurance subsidiary are invested for periods exceeding 10 years.

The liquidity requirements for the Company are primarily met by funds generated from operations of the life insurance and property and casualty insurance subsidiaries. All operations and virtually all investments are maintained by the insurance subsidiaries. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash for both the life and property/casualty businesses, while applications of cash are applied by both businesses to the payment of policy benefits, the cost of acquiring new business (principally commissions), operating expenses, purchases of new investments, and in the case of life insurance, policy loans.

Virtually all invested assets of the Company are held in the insurance subsidiaries. As of March 31, 2020, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

($ in thousands) Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,637	$—	$1,637	1.59%
Maturity in 1-5 years	18,944	26	18,970	18.40%
Maturity in 5-10 years	27,489	4	27,493	26.67%
Maturity after 10 years	53,758	1,219	54,977	53.34%
	$101,828	$1,249	$103,077	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some fixed maturity securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,906,000, or 4.8%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,858,000, or 4.7%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At March 31, 2020, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $49,958,000, down $3,503,000, compared to $53,461,000 at December 31, 2019.  During the year, shareholders' equity was decreased by a net loss of $860,000, a comprehensive loss due to changes in value of fixed maturity securities of $1,940,000 and a comprehensive loss of $545,000 related to change in value of interest rate swaps. Equity was also reduced $6,000 by the purchase of 438 common stock shares held as treasury stock and cash dividends paid totaling $152,000.

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

The Company, primarily through its insurance subsidiaries, had $5,869,000 in cash and cash equivalents at March 31, 2020, compared to $7,418,000 at March 31, 2019. Cash used in operating activities decreased cash by $928,000 during the three months ended March 31, 2020. The decrease in cash from operating activities was primarily driven reductions in various liabilities. Cash provided by operating activities increased cash by $1,709,000 for the three months ended March 31, 2019. The increase in cash provided by operating activities in 2019 was primarily driven by net income from operations and a refund of federal income taxes. Net cash used in investing activities totaled $4,845,000 for the three months ended March 31, 2020, compared to cash provided by investing activities of $201,000 in 2019. The decrease in cash from investing activities was primarily related to the purchase of available-for-sale fixed maturity securities. Net cash provided by investing activities in 2019 primarily consisted of proceeds from sales and maturities of securities and company owned life insurance. Net cash used in financing activities totaled $167,000 for the three months ended March 31, 2020, compared to $168,000 for the same period last year. During the three months ended March 31, 2020, the Company paid $152,000 in dividends to shareholders. The Company maintains a $700,000 line of credit which matured in March of 2020 and the Company is currently undergoing the renewal process.

The Company had a total of $13,667,000 of long-term debt outstanding as of March 31, 2020, compared to $13,664,000 at December 31, 2019, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $205,000 and $208,000, respectively.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited consolidated financial statements included in our 2019 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2020 is statutorily limited to $1,624,000 in the life insurance subsidiary and $3,626,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company did not receive any dividends from its subsidiaries during the three months ended March 31, 2020.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,704,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its March 31, 2020 value, the fair value of the Company's common stock investments would decrease by approximately $470,000.

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

It should be noted that the impact of the COVID-19 pandemic has added a new element of uncertainty surrounding market risk in our investment portfolio. The extent of short and long term damage from the global shutdown due to this pandemic is currently unknown due to uncertainty surrounding the both the duration of the pandemic and speed at which the US and global economies can recover from damage to date. The increased risk associated with the COVID-19 pandemic is difficult to quantify at this point due to these uncertainties.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.  Legal Proceedings
Please refer to Note 14 to the condensed consolidated financial statements included herein, and the 2019
Annual Report filed on Form 10-K.

Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the Company’s Annual Report for 2019 on Form 10-K. Risks related to the COVID-19 pandemic continue to evolve. Additional commentary is included in Part I, Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table sets forth information regarding the repurchase of shares of our common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (a)
Jan. 1 - Jan. 31, 2020	349	$15.80	785	$987,870
Feb. 1 - Feb. 29, 2020	—	—	—	$987,870
Mar. 1 - Mar. 31, 2020	89	11.01	874	$986,890
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

Item 3.  Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
January 17, 2020	January 21, 2020	Press release, dated January 21, 2020, issued by The National Security Group, Inc.
February 28, 2020	February 28, 2020	Press release, dated February 28, 2020, issued by The National Security Group, Inc.

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

Date: May 14, 2020