Form 10-Q
period 2020-06-30
NATIONAL SECURITY GROUP INC
filed 2020-08-13
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

Class	Outstanding August 13, 2020

Common Stock $1.00 par value	2,531,448 shares

THE NATIONAL SECURITY GROUP, INC.

Cautionary Statement Regarding Forward-Looking Statements
Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. The following report contains forward-looking statements that are not strictly historical and that involve risks and uncertainties. Such statements include any statements containing the words “expect,” “plan,” “estimate,” “anticipate” or other words of a similar nature. Management cautions investors about forward-looking statements. Forward-looking statements involve certain evaluation criteria, such as risks, uncertainties, estimates, and/or assumptions made by individuals informed of the Company and industries in which we operate. Any variation in the preceding evaluation criteria could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, without limitation, the following:

▪The insurance industry is highly competitive and the Company encounters significant competition in all lines of business from other insurance companies. Many of the competing companies have more abundant financial resources than the Company.

▪Insurance is a highly regulated industry. It is possible that legislation may be enacted which would have an adverse effect on the Company's business.

▪The Company is subject to regulation by state governments for each of the states in which it conducts business. The Company cannot predict the subject of any future regulatory initiative(s) or its (their) impact on the Company's business. Company insurance rates are also subject to approval by state insurance departments in each of these states. We are often limited in the level of rate increases we can obtain.

▪The Company is rated by various insurance rating agencies. If a rating is downgraded from its current level by one of these agencies, sales of the Company's products and stock price could be adversely impacted.

▪The Company's financial results are adversely affected by increases in policy claims received by the Company. While a manageable risk, this fluctuation is often unpredictable.
▪The Company's investments are subject to a variety of risks. Investments are subject to defaults and changes in market value. Market value can be affected by changes in interest rates, market performance and the economy.

▪The Company mitigates risk associated with life policies through implementing effective underwriting and reinsurance strategies. These factors mitigate, not eliminate, risk related to mortality and morbidity exposure. The Company has established reserves for claims and future policy benefits based on amounts determined by independent actuaries. There is no assurance that these estimated reserves will prove to be sufficient or that the Company will not incur claims exceeding reserves, which could result in operating losses and loss of capital.

▪The Company mitigates risk associated with property and casualty policies through implementing effective underwriting and reinsurance strategies. The Company obtains reinsurance which increases underwriting capacity and limits the risk associated with policy claims. The Company is subject to credit risk with regard to reinsurers as reinsurance does not alleviate the Company's liability to its insured's for the ceded risks. The Company utilizes a third-party to develop a reinsurance treaty with reinsurers who are reliable and financially stable. However, there is no guarantee that booked reinsurance recoverable will actually be recovered. A reinsurer's insolvency or inability to make payments due could have a material adverse impact on the financial condition of the Company.

▪The Company's ability to continue to pay dividends to shareholders is contingent upon profitability and capital adequacy of the insurance subsidiaries. The insurance subsidiaries operate under regulatory restrictions that could limit the ability to fund future dividend payments of the Company. An adverse event or series of events could materially impact the ability of the insurance subsidiaries to fund future dividends, and consequently, the Board of Directors would have to suspend the declaration of dividends to shareholders.

▪The Company is subject to the risk of adverse settlements or judgments resulting from litigation of contested claims. It is difficult to predict or quantify the expected results of litigation because the outcome depends on decisions of the court and jury that are based on facts and legal arguments presented at the trial.

PART I
Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)	June 30, 2020	December 31, 2019
ASSETS	(UNAUDITED)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2020 - $1,265; 2019 - $1,345)	$1,165	$1,290
Fixed maturities available-for-sale, at estimated fair value (cost: 2020 - $94,573; 2019 - $97,102)	99,623	100,260
Equity securities, at estimated fair value (cost: 2020 - $2,127; 2019 - $2,127)	4,807	5,303
Trading securities	145	149
Receivable for securities sold	2	56
Mortgage loans on real estate, at cost	146	147
Investment real estate, at book value	2,934	2,934
Policy loans	1,887	1,895
Company owned life insurance	4,695	4,655
Other invested assets	2,146	2,280
Total Investments	117,550	118,969
Cash and cash equivalents	8,860	11,809
Accrued investment income	679	706
Policy receivables and agents' balances, net	13,663	12,028
Reinsurance recoverable	284	276
Deferred policy acquisition costs	7,721	7,666
Property and equipment, net	1,602	1,630
Income tax recoverable	1,107	—
Other assets	1,251	850
Total Assets	$152,717	$153,934
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$7,383	$7,199
Accident and health benefit and loss reserves	3,949	4,046
Life and annuity benefit and loss reserves	34,511	34,269
Unearned premiums	33,483	30,555
Policy and contract claims	965	1,053
Other policyholder funds	1,326	1,350
Short-term notes payable and current portion of long-term debt	500	500
Long-term debt	13,671	13,664
Accrued income taxes	—	226
Deferred income tax liability	130	96
Other liabilities	8,348	7,515
Total Liabilities	104,266	100,473
Contingencies
Shareholders' equity
Common stock	2,533	2,532
Additional paid-in capital	5,626	5,602
Accumulated other comprehensive income	3,319	2,443
Retained earnings	37,001	42,891
Treasury stock, at cost	(28)	(7)
Total Shareholders' Equity	48,451	53,461
Total Liabilities and Shareholders' Equity	$152,717	$153,934
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except per share)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
REVENUES
Net premiums earned	$15,172	$14,990	$30,127	$29,708
Net investment income	961	957	1,925	1,919
Investment gains (losses)	548	117	(442)	2,237
Other income	143	146	288	292
Total Revenues	16,824	16,210	31,898	34,156
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	16,736	10,900	27,319	19,923
Amortization of deferred policy acquisition costs	848	839	1,913	1,819
Commissions	2,047	1,978	4,122	4,011
General and administrative expenses	2,493	2,416	3,887	4,748
Taxes, licenses and fees	594	599	1,315	1,286
Interest expense	199	291	460	586
Total Benefits, Losses and Expenses	22,917	17,023	39,016	32,373

Income (Loss) Before Income Taxes	(6,093)	(813)	(7,118)	1,783

INCOME TAX EXPENSE (BENEFIT)
Current	(1,280)	(148)	(1,333)	97
Deferred	(87)	(78)	(199)	(170)
	(1,367)	(226)	(1,532)	(73)

Net Income (Loss)	$(4,726)	$(587)	$(5,586)	$1,856

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(1.87)	$(0.23)	$(2.21)	$0.73

DIVIDENDS DECLARED PER SHARE	$0.06	$0.05	$0.12	$0.10

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income (loss)	$(4,726)	$(587)	$(5,586)	$1,856

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $13 and $12 for 2020 and 2019, respectively	3,435	1,752	1,495	3,486
Unrealized gain (loss) on interest rate swap	(74)	20	(619)	45

Other comprehensive income, net of tax	3,361	1,772	876	3,531

Comprehensive income (loss)	$(1,365)	$1,185	$(4,710)	$5,387

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the six months ended June 30, 2020

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2019	$53,461	$42,891	$2,443	$2,532	$5,602	$(7)

Common stock reacquired	(21)	—	—	—	—	(21)

Comprehensive loss:

Net loss for June 30, 2020	(5,586)	(5,586)	—	—	—	—

Other comprehensive income (net of tax)	876	—	876	—	—	—

Common stock issued	25	—	—	1	24	—

Cash dividends	(304)	(304)	—	—	—	—

Balance at June 30, 2020	$48,451	$37,001	$3,319	$2,533	$5,626	$(28)

For the three months ended June 30, 2020

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at March 31, 2020	$49,958	$41,879	$(42)	$2,532	$5,602	$(13)

Common stock reacquired	(15)	—	—	—	—	(15)

Comprehensive loss:

Net loss for June 30, 2020	(4,726)	(4,726)	—	—	—	—

Other comprehensive income (net of tax)	3,361	—	3,361	—	—	—

Common stock issued	25	—	—	1	24	—

Cash dividends	(152)	(152)	—	—	—	—

Balance at June 30, 2020	$48,451	$37,001	$3,319	$2,533	$5,626	$(28)

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the six months ended June 30, 2019

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2018	$45,866	$39,355	$(1,570)	$2,527	$5,554	$—

Comprehensive income:

Net income for June 30, 2019	1,856	1,856	—	—	—	—

Other comprehensive income (net of tax)	3,531	—	3,531	—	—	—

Common stock issued	53	—	—	5	48	—

Cash dividends	(253)	(253)	—	—	—	—

Balance at June 30, 2019	$51,053	$40,958	$1,961	$2,532	$5,602	$—

For the three months ended June 30, 2019

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at March 31, 2019	$49,942	$41,672	$189	$2,527	$5,554	$—

Comprehensive income:

Net loss for June 30, 2019	(587)	(587)	—	—	—	—

Other comprehensive income (net of tax)	1,772	—	1,772	—	—	—

Common stock issued	53	—	—	5	48	—

Cash dividends	(127)	(127)	—	—	—	—

Balance at June 30, 2019	$51,053	$40,958	$1,961	$2,532	$5,602	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

($ in thousands)	Six months ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(5,586)	$1,856
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	123	143
Net (gains) losses on investments	442	(2,237)
Deferred income taxes	(199)	(170)
Amortization of deferred policy acquisition costs	1,913	1,819
Changes in assets and liabilities:
Change in receivable for securities sold	54	—
Change in accrued investment income	27	17
Change in reinsurance recoverable	(8)	1,446
Policy acquisition costs deferred	(1,968)	(1,880)
Change in accrued income taxes	(1,333)	470
Change in net policy liabilities and claims	1,527	(485)
Change in other assets/liabilities, net	(261)	472
Other, net	(13)	5
Net cash provided by (used in) operating activities	(5,282)	1,456
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(13,194)	(9,925)
Trading securities and short-term investments	(2)	(26)
Property and equipment	(32)	(3)
Proceeds from sale or maturities of:
Held-to-maturity securities	138	62
Available-for-sale securities	15,739	6,650
Real estate held for investment	3	11
Other invested assets, net	9	2,014
Net cash provided by (used in) investing activities	2,661	(1,217)
Cash Flows from Financing Activities
Change in other policyholder funds	(24)	(35)
Dividends paid	(304)	(253)
Net cash used in financing activities	(328)	(288)
Net change in cash and cash equivalents	(2,949)	(49)
Cash and cash equivalents, beginning of year	11,809	5,676
Cash and cash equivalents, end of period	$8,860	$5,627

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,530,745 at June 30, 2020 and 2,528,233 at June 30, 2019. The Company did not have any dilutive securities as of June 30, 2020 and 2019.

Reclassifications
Certain 2019 amounts have been reclassified from the prior year condensed consolidated financial statements to conform to the 2020 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At June 30, 2020, the net amount exceeding FDIC insured limits was $4,644,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At June 30, 2020, the single largest balance due from one agent totaled $822,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At June 30, 2020 and December 31, 2019, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At June 30, 2020, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Accounting Changes Not Yet Adopted
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (FASB) issued guidance that provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company has exposure to LIBOR based financial instruments through its subordinated debentures. The contracts with respect to these borrowings contain alternative reference rates that would automatically take effect upon the phasing out of LIBOR and would not materially change the liability exposure. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is evaluating the optional expedients and exceptions in the guidance but does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

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

Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued guidance to improve the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The guidance improves timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows. The guidance will simplify and improve accounting for certain market-based options or guarantees associated with deposit type contracts and simplify the amortization of deferred policy acquisition costs. The guidance also introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance. Due to the nature and extent of the changes required to the Company’s life insurance operations, the adoption of this standard is expected to have a material impact on the consolidated financial statements.

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

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds passive interests in limited partnerships that are considered to be Variable Interest Entities (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entities and is not required to consolidate under ASC 810. The entities are private placement investment funds formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnerships. The carrying value of the investments totals $375,000 and is included as a component of Other Invested Assets in the accompanying condensed consolidated balance sheets.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The amortized cost and aggregate fair values of investments in available-for-sale securities as of June 30, 2020 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,561	$356	$—	$4,917
Agency mortgage backed securities	27,761	1,489	15	29,235
Asset backed securities	9,570	102	499	9,173
Private label mortgage backed securities	8,219	760	12	8,967
Corporate bonds	38,716	2,899	352	41,263
States, municipalities and political subdivisions	4,911	210	—	5,121
Foreign governments	835	112	—	947
Total Fixed Maturities	94,573	5,928	878	99,623
Equity securities	2,127	2,682	2	4,807
Total	$96,700	$8,610	$880	$104,430

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of June 30, 2020 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$1,165	$100	$—	$1,265
Total	$1,165	$100	$—	$1,265

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2019 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,131	$150	$—	$4,281
Agency mortgage backed securities	32,283	861	157	32,987
Asset backed securities	10,307	71	104	10,274
Private label mortgage backed securities	6,815	441	4	7,252
Corporate bonds	36,074	1,816	70	37,820
States, municipalities and political subdivisions	6,669	109	1	6,777
Foreign governments	823	46	—	869
Total Fixed Maturities	97,102	3,494	336	100,260
Equity securities	2,127	3,176	—	5,303
Total	$99,229	$6,670	$336	$105,563

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

The amortized cost and aggregate fair value of debt securities at June 30, 2020, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$760	$754
Due after one year through five years	17,149	17,920
Due after five years through ten years	28,162	29,423
Due after ten years	48,502	51,526
Total	$94,573	$99,623

Held-to-maturity securities:
Due after one year through five years	$23	$24
Due after five years through ten years	4	4
Due after ten years	1,138	1,237
Total	$1,165	$1,265

A summary of securities available-for-sale with unrealized losses as of June 30, 2020, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

($ in thousands)	Less than 12 months		12 months or longer		Total
June 30, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Agency mortgage backed securities	$1,251	$7	$7	$8	$1,258	$15	3
Asset backed securities	3,924	277	1,259	222	5,183	499	7
Private label mortgage backed securities	935	12	—	—	935	12	1
Corporate bonds	5,718	338	486	14	6,204	352	12
Equity securities	6	2	—	—	6	2	1
	$11,834	$636	$1,752	$244	$13,586	$880	24

There were no securities held-to-maturity with unrealized losses as of June 30, 2020.

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

For the six months ended June 30, 2020, the Company realized no other-than-temporary impairments. For the year ended December 31, 2019, the Company realized no other-than-temporary impairments. At June 30, 2020, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $195,000, $133,000 and $114,000. After evaluation by management, it was determined that each of these losses were driven by changes in market interest rates and, in some cases, a lack of liquidity in some sectors driven by market dislocation in late March of 2020 associated with the initial market shocks from COVID-19. However, management currently has the intent and ability to hold these investments until recovery so no other-than-temporary impairments were recognized. At December 31, 2019, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $60,000, $23,000 and $20,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Major categories of investment income are summarized as follows:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Fixed maturities	$956	$934	$1,872	$1,871
Equity securities	31	20	72	47
Mortgage loans on real estate	2	2	4	4
Investment real estate	—	1	1	3
Policy loans	36	35	72	69
Other	(26)	4	(22)	7
	999	996	1,999	2,001
Less: Investment expenses	38	39	74	82
Net investment income	$961	$957	$1,925	$1,919

Major categories of investment gains and losses are summarized as follows:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Realized gains on fixed maturities	$133	$5	$16	$15
Gains (losses) on trading securities	19	5	(6)	8
Change in fair value of equity securities	104	26	(495)	152
Change in surrender value of company owned life insurance	291	81	40	270
Realized gain on company owned life insurance	—	—	—	1,792
Other gains principally real estate	1	—	3	—
Net investment gains (losses)	$548	$117	$(442)	$2,237

An analysis of the net change in unrealized gains (losses) on available-for-sale securities follows:

($ in thousands)	June 30, 2020	December 31, 2019
Fixed maturities	$1,892	$4,910
Deferred income tax	(397)	(1,031)
Change in net unrealized gains on available-for-sale securities	$1,495	$3,879

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 are summarized in the following table by the type of inputs applicable to the fair value measurements:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,917	$4,917	$—	$—
Agency mortgage backed securities	29,235	15,750	13,485	—
Asset backed securities	9,173	2,499	6,674	—
Corporate bonds	41,263	—	41,263	—
Private label asset backed securities	8,967	936	8,031	—
States, municipalities and political subdivisions	5,121	—	5,121	—
Foreign governments	947	947	—	—
Trading securities	145	145	—	—
Equity securities	4,807	3,405	—	1,402
Total Financial Assets	$104,575	$28,599	$74,574	$1,402
Financial Liabilities
Interest rate swap	$(848)	$—	$—	$(848)
Total Financial Liabilities	$(848)	$—	$—	$(848)

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

As of June 30, 2020, Level 3 fair value measurements of assets include $1,402,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

As of June 30, 2020, Level 3 fair value measurements of liabilities include $848,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2020:

($ in thousands) For the six months ended June 30, 2020	Equity Securities	Interest Rate Swap
Beginning balance	$1,315	$(65)
Total gains or losses (realized and unrealized):
Included in earnings	87	—
Included in other comprehensive income	—	(783)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,402	$(848)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of June 30, 2020:	$—	$—

For the six months ended June 30, 2020, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2020 and December 31, 2019 are as follows:

($ in thousands)	June 30, 2020		December 31, 2019
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,165	$1,265	$1,290	$1,345
Mortgage loans	146	146	147	147
Policy loans	1,887	1,887	1,895	1,895
Company owned life insurance	4,695	4,695	4,655	4,655
Other invested assets	2,146	2,146	2,280	2,280
Liabilities and related instruments
Other policyholder funds	1,326	1,326	1,350	1,350
Short-term notes payable and current portion of long-term debt	500	500	500	500
Long-term debt	13,671	13,671	13,664	13,664

NOTE 5 – PROPERTY AND EQUIPMENT
Major categories of property and equipment are summarized as follows:

($ in thousands)	June 30, 2020	December 31, 2019
Building and improvements	$3,472	$3,472
Electronic data processing equipment	1,501	1,470
Furniture and fixtures	483	483
	5,456	5,425
Less accumulated depreciation	3,854	3,795
Property and equipment, net	$1,602	$1,630

Depreciation expense for the six months ended June 30, 2020 was $60,000 ($124,000 for the year ended December 31, 2019).

NOTE 6 – INCOME TAXES
The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2014. Tax returns have been filed through the year 2018.
Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. The Company recognized a net deferred tax liability positions of $130,000 at June 30, 2020 and $96,000 at December 31, 2019.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

($ in thousands)	As of June 30, 2020	As of December 31, 2019
General expenses	$1,249	$1,269
Unearned premiums	1,407	1,288
Claims liabilities	633	645
Impairment on real estate owned	109	119
Unrealized losses on trading securities	1	—
Unrealized loss on interest rate swaps	178	14
Deferred tax assets	3,577	3,335

Unrealized gains on trading securities	—	(1)
Depreciation	(90)	(93)
Deferred policy acquisition costs	(1,630)	(1,610)
Pre-1984 policyholder surplus account	(364)	(397)
Unrealized gains on securities available-for-sale	(1,060)	(663)
Unrealized gains on equity securities	(563)	(667)
Deferred tax liabilities	(3,707)	(3,431)
Net deferred tax liability	$(130)	$(96)
The appropriate income tax effects of changes in temporary differences are as follows:

($ in thousands)	Six months ended June 30,
	2020	2019
Deferred policy acquisition costs	$20	$13
Other-than-temporary impairments	10	—
Trading securities	(2)	1
Unearned premiums	(119)	(91)
General expenses	20	(75)
Depreciation	(3)	(4)
Claims liabilities	12	(13)
Impact of repeal of special provision on pre-1984 policyholder surplus	(33)	(33)
Unrealized gains (losses) on equity securities	(104)	32
Deferred income tax benefit	$(199)	$(170)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Six months ended June 30,
	2020	2019
Federal income tax rate applied to pre-tax income (loss)	21.0%	21.0%
Dividends received deduction and tax-exempt interest	0.1%	(0.5)%
Company owned life insurance	0.1%	(24.3)%
Other, net	0.3%	(0.2)%
Effective federal income tax rate	21.5%	(4.0)%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30,	December 31,
	2020	2019
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor. Unsecured.	$500	$500
	$500	$500
Long-term debt consisted of the following as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30,	December 31,
	2020	2019

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor; maturity November 2023. Annual installment payments beginning November 2020. Unsecured.	$1,500	$1,500

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $145,000 in debt issuance cost ($150,000 in 2019); maturity December 15, 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,134	9,129

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $56,000 in debt issuance cost ($58,000 in 2019); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,037	3,035
	$13,671	$13,664

The Company has entered into various swap agreements related to the trust preferred securities. On February 26, 2020, the Company entered into a forward swap effective March 16, 2020, with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued June 21, 2007. Quarterly, commencing June 15, 2020, under the terms of the forward swap, the Company pays interest at a fixed rate of 4.93% until March 15, 2030. On February 26, 2020, the Company entered into a forward swap with a notional amount of $9,000,000 effective March 16, 2020, which hedges against changes in cash flows following the termination of the fixed rate period. Quarterly, commencing June 15, 2020 under the terms of the forward swap, the Company pays interest at a fixed rate of 5.28% until March 15, 2030. On May 26, 2010, the Company entered into a forward swap with a

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

notional amount of $9,000,000 effective December 15, 2015, which hedges against changes in cash flows following the termination of the fixed rate period. Quarterly, commencing March 16, 2016 under the terms of the forward swap, the Company paid interest at a fixed rate of 8.49% until March 15, 2020.

The interest rate swaps have fair values of $212,000 (liability) and $636,000 (liability), respectively, for a total liability of $848,000 at June 30, 2020 ($65,000 at December 31, 2019).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation loss of $619,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at June 30, 2020.  A net valuation gain of $134,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2019.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At June 30, 2020, the Company has securities on deposit with fair market values of $1,228,000 (all of which is posted as collateral). At December 31, 2019, the Company had securities on deposit with fair market values of $294,000 (all of which was posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense:

($ in thousands)	Six months ended June 30,
	2020	2019
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$7,199	$8,208
Less reinsurance recoverable on unpaid losses	249	1,384
Net balances at beginning of year	6,950	6,824
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	25,956	18,491
Estimated claims and claim adjustment expenses for claims arising in prior years	(544)	(943)
Total increases	25,412	17,548
Claims and claim adjustment expense payments for claims arising in:
Current year	21,320	14,392
Prior years	3,889	3,162
Total payments	25,209	17,554
Net balance at end of period	7,153	6,818
Plus reinsurance recoverable on unpaid losses	230	202
Claims and claim adjustment expense reserves at end of period	$7,383	$7,020

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Claims and claim adjustment expense reserves before reinsurance recoverable at June 30, 2020 were up moderately compared to the same period last year. An increase in spring storm activity in the second quarter of 2020 was the primary factor contributing to the increase in end of period claims and claim adjustment expense reserves at June 30, 2020 compared to June 30, 2019. The estimate for claims arising in prior years was reduced $544,000 in 2020 (reduced $943,000 in 2019) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves

The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $369,000 at June 30, 2020 ($417,000 at December 31, 2019). These claims are a component of policy and contract claims which totaled $965,000 at June 30, 2020 ($1,053,000 at December 31, 2019).

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

At June 30, 2020, the largest reinsurance recoverable of a single reinsurer was $10,000 ($10,000 at December 31, 2019). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the six months ended June 30, 2020 and 2019 amounted to $92,000 and $90,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the six months ended June 30, 2020 and 2019 amounted to an approximate decrease of $31,000 and increase of $346,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were contributions of $100,000 during the six months ended June 30, 2020 and no contributions were made during the six months ended June 30, 2019. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

NOTE 11 – SHAREHOLDERS' EQUITY

During the six months ended June 30, 2020 and year ended December 31, 2019, changes in shareholders' equity consisted of net loss of $5,586,000 and net income of $4,067,000, respectively; dividends paid of $304,000 in 2020 and $531,000 in 2019; other comprehensive income of $876,000 in 2020 and $4,013,000 in 2019; common stock issued of $25,000 in 2020 and $53,000 in 2019; and the purchase of treasury shares of $21,000 in 2020 and $7,000 2019.  Other comprehensive income/loss consisted of changes in accumulated unrealized gains/losses on securities available-for-sale and changes in accumulated unrealized losses on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Authorized	Issued	Treasury	Outstanding
Preferred Stock, $1 par value	500,000	—	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	—
Common Stock, $1 par value	3,000,000	2,533,315	1,867	2,531,448

	December 31, 2019
	Authorized	Issued	Treasury	Outstanding
Preferred Stock, $1 par value	500,000	—	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	—
Common Stock, $1 par value	3,000,000	2,531,552	436	2,531,116

On May 22, 2020, 1,763 shares of common stock were issued to directors as compensation under the 2019 Equity
Incentive Plan previously approved by shareholders.

Treasury Stock
Treasury stock may be purchased pursuant to the share repurchase plan authorized by the Board of Directors in May 2020. Effective June 1, 2020, the Board authorized the repurchase of up to $500,000 of the Company's outstanding common stock. The plan expires November 30, 2020.

During the six months ended June 30, 2020, the Company purchased 1,431 shares of common stock and which were placed in treasury stock. During the year ended December 31, 2019, the Company purchased 436 shares of common stock which were placed in treasury stock.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances:

($ in thousands)	Six months ended June 30,
	2020	2019
Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	$(51)	$(185)
Other comprehensive income (loss) for period:
Other comprehensive gain (loss) before reclassifications	(619)	45
Net current period other comprehensive income (loss)	(619)	45
Balance at end of period	$(670)	$(140)

Unrealized Gains (Losses) on Available-for-Sale Securities
Balance at beginning of period	$2,494	$(1,385)
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	1,508	3,498
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	(12)
Net current period other comprehensive income	1,495	3,486
Balance at end of period	$3,989	$2,101

Total Accumulated Other Comprehensive Income at end of period	$3,319	$1,961

The following table presents the amounts reclassified out of AOCI for the six months ended June 30, 2020:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$16	Net investment gains
	16	Total before tax
	(3)	Tax expense
	$13	Net of Tax

The following table presents the amounts reclassified out of AOCI for the six months ended June 30, 2019:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$15	Net investment gains
	15	Total before tax
	(3)	Tax expense
	$12	Net of Tax

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

Total assets by industry segment at June 30, 2020 and December 31, 2019 are summarized below:

($ in thousands) Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

June 30, 2020	$152,717	$81,847	$66,313	$4,557

December 31, 2019	$153,934	$83,917	$65,605	$4,412

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Net income (loss) by business segment for the three months ended June 30, 2020 and 2019 is summarized below:

($ in thousands) Three months ended June 30, 2020	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUE
Net premiums earned	$13,688	$1,484	$—	$—	$15,172
Net investment income	355	726	15	(135)	961
Investment gains	453	76	19	—	548
Other income	142	329	291	(619)	143
	14,638	2,615	325	(754)	16,824
BENEFITS AND EXPENSES
Policyholder benefits paid	15,822	1,124	—	(210)	16,736
Amortization of deferred policy acquisition costs	681	167	—	—	848
Commissions	1,990	57	—	—	2,047
General and administrative expenses	2,065	442	530	(544)	2,493
Taxes, licenses and fees	557	37	—	—	594
Interest expense	—	10	189	—	199
	21,115	1,837	719	(754)	22,917
Income (Loss) Before Income Taxes	(6,477)	778	(394)	—	(6,093)
INCOME TAX EXPENSE (BENEFIT)	(1,422)	137	(82)	—	(1,367)
Net Income (Loss)	$(5,055)	$641	$(312)	$—	$(4,726)

($ in thousands) Three months ended June 30, 2019	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUE
Net premiums earned	$13,467	$1,523	$—	$—	$14,990
Net investment income	442	639	11	(135)	957
Investment gains	18	83	16	—	117
Other income	146	217	284	(501)	146
	14,073	2,462	311	(636)	16,210
BENEFITS AND EXPENSES
Policyholder benefits paid	9,566	1,448	—	(114)	10,900
Amortization of deferred policy acquisition costs	681	158	—	—	839
Commissions	1,920	58	—	—	1,978
General and administrative expenses	2,196	467	275	(522)	2,416
Taxes, licenses and fees	539	60	—	—	599
Interest expense	—	11	280	—	291
	14,902	2,202	555	(636)	17,023
Income (Loss) Before Income Taxes	(829)	260	(244)	—	(813)
INCOME TAX EXPENSE (BENEFIT)	(192)	23	(57)	—	(226)
Net Income (Loss)	$(637)	$237	$(187)	$—	$(587)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Net income (loss) by business segment for the six months ended June 30, 2020 and 2019 is summarized below:

($ in thousands) Six months ended June 30, 2020	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUE
Net premiums earned	$27,210	$2,917	$—	$—	$30,127
Net investment income	780	1,389	26	(270)	1,925
Investment gains (losses)	15	(451)	(6)	—	(442)
Other income	287	587	522	(1,108)	288
	28,292	4,442	542	(1,378)	31,898
BENEFITS AND EXPENSES
Policyholder benefits paid	25,413	2,262	—	(356)	27,319
Amortization of deferred policy acquisition costs	1,362	551	—	—	1,913
Commissions	3,980	142	—	—	4,122
General and administrative expenses	3,886	842	181	(1,022)	3,887
Taxes, licenses and fees	1,176	139	—	—	1,315
Interest expense	—	19	441	—	460
	35,817	3,955	622	(1,378)	39,016
Income (Loss) Before Income Taxes	(7,525)	487	(80)	—	(7,118)
INCOME TAX EXPENSE (BENEFIT)	(1,590)	75	(17)	—	(1,532)
Net Income (Loss)	$(5,935)	$412	$(63)	$—	$(5,586)

($ in thousands) Six months ended June 30, 2019	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUE
Net premiums earned	$26,728	$2,980	$—	$—	$29,708
Net investment income	851	1,314	24	(270)	1,919
Investment gains	2,041	177	19	—	2,237
Other income	282	463	519	(972)	292
	29,902	4,934	562	(1,242)	34,156
BENEFITS AND EXPENSES
Policyholder benefits paid	17,548	2,613	—	(238)	19,923
Amortization of deferred policy acquisition costs	1,362	457	—	—	1,819
Commissions	3,876	135	—	—	4,011
General and administrative expenses	4,130	940	682	(1,004)	4,748
Taxes, licenses and fees	1,131	155	—	—	1,286
Interest expense	—	21	565	—	586
	28,047	4,321	1,247	(1,242)	32,373
Income (Loss) Before Income Taxes	1,855	613	(685)	—	1,783
INCOME TAX EXPENSE (BENEFIT)	(43)	119	(149)	—	(73)
Net Income (Loss)	$1,898	$494	$(536)	$—	$1,856

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2020 and 2019, respectively:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Life, accident and health operations premiums written:
Traditional life insurance	$1,025	$1,032	$2,083	$2,089
Accident and health insurance	385	348	792	753
Gross life, accident and health	1,410	1,380	2,875	2,842
Reinsurance premium ceded	(22)	(15)	(57)	(53)
Net life, accident and health premiums written	$1,388	$1,365	$2,818	$2,789
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$11,142	$10,411	$21,394	$20,339
Homeowners (Including mobile homeowners)	5,893	5,892	10,728	10,863
Other liability	612	607	1,191	1,182
Gross property and casualty	17,647	16,910	33,313	32,384
Reinsurance premium ceded	(1,783)	(1,927)	(3,548)	(3,225)
Net property and casualty written	$15,864	$14,983	$29,765	$29,159
Consolidated gross premiums written	$19,057	$18,290	$36,188	$35,226
Reinsurance premium ceded	(1,805)	(1,942)	(3,605)	(3,278)
Consolidated net premiums written	$17,252	$16,348	$32,583	$31,948

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and six months ended June 30, 2020 and 2019, respectively:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Life, accident and health operations premiums earned:
Traditional life insurance	$1,121	$1,151	$2,187	$2,241
Accident and health insurance	385	387	787	792
Gross life, accident and health	1,506	1,538	2,974	3,033
Reinsurance premium ceded	(22)	(15)	(57)	(53)
Net life, accident and health premiums earned	$1,484	$1,523	$2,917	$2,980
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,836	$9,477	$19,488	$18,757
Homeowners (Including mobile homeowners)	5,080	5,211	10,161	10,407
Other liability	555	553	1,109	1,094
Gross property and casualty	15,471	15,241	30,758	30,258
Reinsurance premium ceded	(1,783)	(1,774)	(3,548)	(3,530)
Net property and casualty earned	$13,688	$13,467	$27,210	$26,728
Consolidated gross premiums earned	$16,977	$16,779	$33,732	$33,291
Reinsurance premium ceded	(1,805)	(1,789)	(3,605)	(3,583)
Consolidated net premiums earned	$15,172	$14,990	$30,127	$29,708

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

The Company's property & casualty subsidiaries had one action remaining in Texas filed in the aftermath of Hurricane Ike which was favorably resolved in the second quarter of 2020 with no material impact on these consolidated financial statements.

The Company maintains loss and loss adjustment expense reserves on litigated claims that occur in the routine course of business in the insurance operations of the subsidiaries. These reserves are included in the liability for benefit and loss reserves on the balance sheet. There are no individual actions deemed material by management based upon evaluation of information presently available.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2020 was $419,000 ($518,000 in 2019). There was no cash received or paid from income taxes during the six months ended June 30, 2020. Cash received from income taxes during the six months ended June 30, 2019 was $373,000.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. (the Company) as of June 30, 2020, and the related condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 13, 2020

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the condensed consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as "we", "our", "us", "Company" or "NSEC") and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three and six month periods ended June 30, 2020 and 2019 and should be read in conjunction with the Consolidated Financial Statements and Notes which accompany this report. The financial information presented herein should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which includes information and disclosures not presented herein. Please refer to our note regarding forward-looking statements on page 4 of this report.

The National Security Group, Inc. operates in ten states with 63.5% of total premium revenue generated in the states of Alabama, Georgia and Mississippi.  We operate in two business segments summarized as follows:

•The Property and Casualty (P&C) segment is the most significant segment, accounting for 91.2% of gross earned premium for the six month period ended June 30, 2020.  The P&C segment operates in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•The Life segment accounted for 8.8% of gross premium revenue for the six month period ended June 30, 2020. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.
The P&C segment operations are conducted through National Security Fire & Casualty Company (NSFC), a wholly owned subsidiary of the Company organized in 1959, and Omega One Insurance Company (Omega), a wholly owned subsidiary of NSFC organized in 1992. Omega produces no direct written premium and is authorized to underwrite lines of business similar to NSFC; therefore, all references to NSFC or P&C segment in the remainder of this discussion will include the insurance operations of both NSFC and Omega.

The Life segment operations are conducted through National Security Insurance Company (NSIC), a wholly owned subsidiary of the Company organized in 1947. All references to NSIC or life segment in the remainder of this management discussion and analysis will refer to the combined life, accident and health insurance operations.

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

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On May 21, 2020, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

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

Summary:
For the three months ended June 30, 2020, the Company had a net loss of $4,726,000, $1.87 loss per share, compared to a net loss of $587,000, $0.23 loss per share, for the three months ended June 30, 2019; a quarterly decline of $4,139,000. The increase in net loss was driven by an increase in claims; primarily in the P&C segment. Pretax loss from operations for the second quarter of 2020 totaled $6,641,000 compared to a pretax loss from operations of $930,000 in the second quarter of 2019. The primary reason for the $5,711,000 increase in pretax loss from operations in the second quarter of 2020, compared to the same period in 2019, was a $5,836,000 increase in policyholder claims.

The Company ended the second quarter of 2020 with claims totaling $16,736,000 compared to $10,900,000 for the same period last year. The P&C segment was the primary source of this increase with claims, up $6,256,000 in second quarter 2020 compared to second quarter 2019. The primary component of this increase was claims reported from catastrophe events which increased $7,831,000, in the second quarter of 2020, compared to the same period last year.

For the six months ended June 30, 2020, the Company had a net loss of $5,586,000, $2.21 loss per share, compared to a net income of $1,856,000, $0.73 income per share, for the six months ended June 30, 2019. The year to date pretax loss from operations, in 2020, totaled $6,676,000 compared to a pretax loss from operations of $454,000 in 2019. The primary reason for the $6,222,000 increase in pretax loss from operations in 2020, compared to the same period in 2019, was a $7,396,000 increase in policyholder benefits; primarily driven by an increase in claims in the P&C segment. Results for the first six months of 2020 were negatively impacted by investment losses and increased claim activity in the P&C segment. Results for the first six months of 2019 were positively impacted by investment gains of $2,237,000.

For the six months ended June 30, 2020, the Company had claims totaling $27,319,000 compared to $19,923,000 for the same period last year. The P&C segment was the primary source of this increase with claims up $7,865,000 in 2020, compared to 2019. The primary component of this increase was claims reported from catastrophe events which increased $9,128,000 for the six months ended June 30 2020, compared to the same period in 2019. Partially offsetting the increase in claims was a decrease in general and administrative expenses. The Company ended the first six months of 2020 with a decrease in general and administrative expenses of $861,000 compared to the same period last year. The primary reason for this decrease was a decline in the company's liability in deferred compensation plans and actuarial fees.

For the six months ended June 30, 2020, the Company had investment losses of $442,000 compared to investment gains of $2,237,000 for the same period in 2019; a decrease of $2,679,000. The primary reason for the investment losses, in 2020, was a $495,000 loss due to change in value of equity securities compared to a gain due to change in value of equity securities of $152,000 for the same period last year. In addition, in 2019, we had a gain on our COLI investment totaling $1,792,000 which was the primary contributor to investment gains for the six months ended June 30, 2019.

Financial results for the three and six months ended June 30, 2020 and 2019 were as follows:

Unaudited Consolidated Financial Summary	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per share)	2020	2019	2020	2019
Gross premiums written	$19,057	$18,290	$36,188	$35,226
Net premiums written	$17,252	$16,348	$32,583	$31,948

Net premiums earned	$15,172	$14,990	$30,127	$29,708
Net investment income	961	957	1,925	1,919
Net investment gains (losses)	548	117	(442)	2,237
Other income	143	146	288	292
Total Revenues	16,824	16,210	31,898	34,156
Policyholder benefits and settlement expenses	16,736	10,900	27,319	19,923
Amortization of deferred policy acquisition costs	848	839	1,913	1,819
Commissions	2,047	1,978	4,122	4,011
General and administrative expenses	2,493	2,416	3,887	4,748
Taxes, licenses and fees	594	599	1,315	1,286
Interest expense	199	291	460	586
Total Benefits, Losses and Expenses	22,917	17,023	39,016	32,373
Income (Loss) Before Income Taxes	(6,093)	(813)	(7,118)	1,783
Income tax benefit	(1,367)	(226)	(1,532)	(73)
Net Income (Loss)	$(4,726)	$(587)	$(5,586)	$1,856
Income (Loss) Per Common Share	$(1.87)	$(0.23)	$(2.21)	$0.73
Reconciliation of Net Loss to non-GAAP Measurement
Net income (loss)	$(4,726)	$(587)	$(5,586)	$1,856
Income tax benefit	(1,367)	(226)	(1,532)	(73)
Investment (gains) losses, net	(548)	(117)	442	(2,237)
Pretax Loss From Operations	$(6,641)	$(930)	$(6,676)	$(454)
We provide a reconciliation of net income to the non-GAAP measurement "pretax income (loss) from operations". The purpose of this reconciliation is to provide investors with information routinely utilized by management in analyzing and comparing the performance of our insurance operations between periods. This information reflects the financial performance of our insurance operations without the impact of investment gains/losses. We typically invest in equity securities with a long-term view. Short-term volatility due to changes in market value of equity securities held for sale, along with realized investment gains/losses on both fixed maturity and equity investments, can mask both the positive or negative performance of our insurance operations from period to period.

Premium Revenue:
For the three months ended June 30, 2020, net premiums earned were up $182,000 at $15,172,000 compared to $14,990,000 during the same period last year. The increase in premium revenue was primarily driven by an increase in net earned premium, in the P&C segment, of $221,000 or 1.6%. The increase in P&C segment net earned premium was primarily attributable to a 3.8% increase in gross earned premium in our dwelling fire program due to rate increases in the program over the past twelve months. With the increased frequency of weather events over the past five years, the Company continues to increase rates in states and programs that have been most impacted by this persistent pattern of severe weather.

Investment Gains (Losses):
Investment gains for the three-month period ended June 30, 2020 were $548,000 compared to investment gains of $117,000 for the same period last year. Contributing to the second quarter 2020 gain, we had an increase in value of our equity investments totaling $104,000 compared to unrealized gains in equity investments of $26,000, in the second quarter of 2019. In addition, we had investment gains from an increase in underlying investments in our COLI of $291,000, in the second quarter of 2020, compared to $81,000 for the same period last year. Furthermore, in the second quarter of 2020, we had realized gains on sale of fixed maturities of $133,000 compared to $5,000 for the same period last year.

Net Income (Loss):
For the three months ended June 30, 2020, the Company had a net loss of $4,726,000, $1.87 loss per share, compared to a net loss of $587,000, $0.23 loss per share, for the same period last year. As mentioned previously, the primary reason for the increase in net loss in the second quarter 2020, compared to the second quarter 2019, was an increase in P&C segment claims driven by an increase in insured losses from cat events, primarily during the month of April. During April of 2020, the P&C segment was impacted by three cat events that were the primary reason for the elevated insured losses in the second quarter. These storm systems caused damage from strong winds, hail and tornadoes and accounted for $7,396,000 or 75.9% of all reported losses from catastrophe events during the second quarter of 2020. P&C segment catastrophe event losses were also the primary reason for the net loss in the second quarter of 2019.

Pretax Income (Loss) from Operations:
For the three months ended June 30, 2020, our pretax loss from operations was $6,641,000 compared to a pretax loss from operations of $930,000 for the three months ended June 30, 2019; an increase in pretax loss of $5,711,000. We experienced elevated weather related losses in both years, however, as discussed above, an increase in cat losses in our P&C segment was the primary reason for the higher loss from operations, in the second quarter of 2020, compared to the same period last year.

P&C Segment Combined Ratio:
The P&C segment ended the second quarter of 2020 with a GAAP basis combined ratio of 152.7%. Reported catastrophe losses totaled $9,739,000 for the quarter and added 70.4 percentage points to the combined ratio. In comparison, the P&C segment ended the second quarter of 2019 with a GAAP basis combined ratio of 109.5% with $1,908,000 in reported catastrophe losses increasing the combined ratio by 14.0 percentage points. Partially offsetting the increase in reported catastrophe losses in the second quarter of 2020 was a reduction in reported non-catastrophe wind and hail losses of $1,125,000. Reported non-catastrophe wind and hail losses for the second quarter of 2020 totaled $1,978,000 and added 14.3 percentage points to the second quarter 2020 combined ratio. In comparison, second quarter 2019 reported non-catastrophe wind and hail losses totaled $3,103,000 and added 22.8 percentage points to the second quarter 2019 combined ratio. In addition, reported fire losses were down $484,000, in the second quarter of 2020, compared to the same period last year. Reported fire losses for the second quarter of 2020 totaled $3,019,000 and added 21.8 percentage points to the second quarter 2020 combined ratio. In comparison, second quarter 2019 reported fire losses totaled $3,503,000 and added 25.7 percentage points to the second quarter 2019 combined ratio.

Six-month period ended June 30, 2020 compared to six-month period ended June 30, 2019

Premium Revenue:
For the six-month period ended June 30, 2020, net premiums earned were up $419,000 at $30,127,000 compared to $29,708,000 during the same period last year. The increase in premium revenue was primarily driven by an increase in net earned premium in the P&C segment of $482,000 or 1.8%. The increase in P&C segment net earned premium was primarily attributable to a 3.9% increase in gross earned premium in our dwelling fire program due to rate increases in the program over the past twelve months. As mentioned previously, the increased frequency of weather related losses over the past five years has driven the need to increase rates in states and programs that have been most impacted by this persistent pattern of severe weather.

Investment Gains (Losses):
Investment losses for the si- month period ended June 30, 2020 were $442,000 compared to investment gains of $2,237,000 for the same period last year. The primary reason for the investment loss, in 2020, was a decline in value of our equity investments totaling $495,000 compared to an increase in value of equity investments of $152,000, in 2019. In the first six months of 2020, an increase in value of COLI investments totaled $40,000 compared to an increase of $270,000 for the same period last year. Investment gains in 2019 were also positively impacted by a realized gain on COLI of $1,792,000.

Net Income (Loss):
For the six months ended June 30, 2020, the Company had a net loss of $5,586,000, $2.21 loss per share, compared to net income of $1,856,000, $0.73 income per share, for the same period last year. As mentioned previously, the primary reason for the 2020 net loss, compared to the 2019 net income, was a significant increase in property and casualty insured losses. The increase in P&C subsidiary losses was primarily driven by an increase in catastrophe losses from severe weather events in April of 2020.

Pretax Income (Loss) from Operations:
For the six months ended June 30, 2020, our pretax loss from operations was $6,676,000 compared to a pretax loss from operations of $454,000 for the six months ended June 30, 2019; an increase in pretax loss of $6,222,000. As discussed above, an increase in claim activity in our P&C segment was the primary reason for the loss from operations, in the first six months of 2020, compared to the same period last year.

P&C Segment Combined Ratio:
The P&C segment ended the first six months of 2020 with a GAAP basis combined ratio of 130.3%. Reported catastrophe losses totaled $11,991,000 and added 43.6 percentage points to the combined ratio. In comparison, the P&C segment ended the first six months of 2019 with a GAAP basis combined ratio of 103.8% with $2,863,000 in reported catastrophe losses increasing the combined ratio by 10.6 percentage points. Partially offsetting the increase in reported catastrophe losses, in the first half of 2020, was a reduction in reported non-catastrophe wind and hail losses of $1,596,000. Reported non-catastrophe wind and hail losses for the first six months of 2020 totaled $3,588,000 and added 13.0 percentage points to the 2020 combined ratio. In comparison, non-catastrophe wind and hail losses reported during the first six months of 2019 totaled $5,184,000 and added 19.2 percentage points to the 2019 combined ratio.

COVID-19:
In March 2020, it became apparent that we would not be able to contain the spread of the COVID-19 virus in the United States and the adverse worldwide impact became more visible. The COVID-19 pandemic has had a profound impact on our daily living, the worldwide economy and global financial markets that would have been beyond comprehension at the start of 2020. Along with joining the global effort to slow the spread of COVID-19, our primary goals are to mitigate the impact of this disease on our staff and their families while continuing to provide excellent service to our policyholders and agents. Fortunately, the geographic location of our home office allows employees to easily commute without the use of public transportation and efficiency efforts of the past decade has allowed us to better utilize our office space to facilitate social distancing. To further mitigate risk of spread, we have facilitated the broader use of remote work arrangements. We have remained fully operational through "shelter in place", "safer at home" and similar directives. We have also limited staff travel deemed non-essential.

Our life subsidiary, NSIC, does have exposure to an increase in death claims associated with COVID-19. While we have paid death claims associated with COVID-19 we have not experienced a notable increase in the overall frequency of death claims. While the virus continues to pose some risk to increased claims in our life insurance operations, we believe this impact is mitigated due to our low leverage and small face value life insurance policies in-force. Our typical life insurance policy carries face amounts of $10,000 or less, though we do retain face amounts up to $50,000. We maintain reinsurance coverage in NSIC for whole life policies in excess of $50,000. To further mitigate risk during the pandemic, we have added additional underwriting procedures and limited new business sale promotions.

Changes in business practice and economic factors will continue to present the primary risk in our P&C operations. For our P&C subsidiary (NSFC), we do not have any exposure to business interruption, workers compensation or other commercial coverage types that could pose substantial increases in our risk profile or claims settlement practices. In the last two weeks of March, as COVID-19 emergency orders were put in place by most states in our coverage areas, new business application counts declined by approximately 50%. A similar decline continued into April with new business production down approximately 30% as most emergency orders in the states in which we operate were elevated to "shelter in place" or similar directives. These directives limited economic activity including consumer demand to seek new insurance coverage. While new business production has started to recover, the long-term economic uncertainty, including high levels of unemployment, could continue to impact our business. Along with new business production, a decrease in retention of existing business continue to be a concern.  As unemployment rates remain elevated it is inevitable that some of our policyholders will continue to be impacted by job loss.

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

Overview - Balance Sheet highlights at June 30, 2020 compared to December 31, 2019

Selected Balance Sheet Highlights	June 30, 2020	December 31, 2019
($ in thousands, except per share)	UNAUDITED
Invested Assets	$117,550	$118,969
Cash	$8,860	$11,809
Total Assets	$152,717	$153,934
Policy Liabilities	$81,617	$78,472
Total Debt	$14,171	$14,164
Accumulated Other Comprehensive Income	$3,319	$2,443
Shareholders' Equity	$48,451	$53,461
Book Value Per Share	$19.14	$21.12
Invested Assets:
Invested assets as of June 30, 2020 were $117,550,000 compared to $118,969,000 as of December 31, 2019; a decrease of 1.2%. The decrease in invested assets was primarily due to the decline in market value of available-for-sale fixed maturity securities and equity securities during the first six months of 2020 compared to December 31, 2019. The market value of our available-for-sale fixed maturity securities decreased $3,018,000 as of June 30, 2020 compared to December 31, 2019.

Cash:
The Company, primarily through its insurance subsidiaries, had $8,860,000 in cash and cash equivalents at June 30, 2020, compared to $11,809,000 at December 31, 2019. Cash declined $2,949,000 in the first six months of 2020 primarily due to an increase in weather related losses in our P&C subsidiary and an increase of investments in fixed maturity securities in our investment portfolio.

Total Assets:
Total assets as of June 30, 2020 were $152,717,000 compared to $153,934,000 at December 31, 2019. The $2,949,000 decrease in cash was the primary contributor to the $1,217,000 decrease in total assets in the first six months of 2020 compared to total assets at December 31, 2019. This decrease was partially offset by a $1,635,000 increase in policy receivables and agents' balances.

Policy Liabilities:
Policy related liabilities were $81,617,000 at June 30, 2020, compared to $78,472,000 at December 31, 2019; an increase of $3,145,000 or 4.0%. The primary reason for the increase in policy liabilities was an increase in unearned premiums of $2,928,000. Due to the timing of insurance renewals and new business issuance across our entire book of P&C segment business, unearned premium tends to peak during the second and third quarters and decline during the fourth quarter when new policy issuance and annual policy renewals reach a seasonal low. This was the primary factor contributing to the increase in unearned premium at June 30, 2020 compared to December 31, 2019.

Debt Outstanding:
Total debt at June 30, 2020 was virtually unchanged at $14,171,000 compared to $14,164,000 at December 31, 2019.

Shareholders' Equity:
Shareholders' equity as of June 30, 2020 was $48,451,000, down $5,010,000, compared to December 31, 2019 Shareholders' equity of $53,461,000. Book value per share was $19.14 at June 30, 2020, compared to $21.12 per share at December 31, 2019; a decline of 9.4% or $1.98 per share. The primary factors contributing to the decrease in both book value per share and Shareholders' equity were a net loss of $5,586,000 and shareholder dividends paid of $304,000. Partially offsetting these decreases was accumulated other comprehensive income of $876,000. The accumulated comprehensive income was primarily driven by increases in market value of our corporate bond investments available-for-sale.

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended June 30, 2020 and 2019:

($ in thousands)	Three months ended June 30,		Percent
	2020	2019	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$1,121	$1,151	(2.6)%
Accident and health insurance	385	387	(0.5)%
Gross life, accident and health	1,506	1,538	(2.1)%
Reinsurance premium ceded	(22)	(15)	46.7%
Net life, accident and health premiums earned	$1,484	$1,523	(2.6)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$9,836	$9,477	3.8%
Homeowners (Including mobile homeowners)	5,080	5,211	(2.5)%
Other liability	555	553	0.4%
Gross property and casualty	15,471	15,241	1.5%
Reinsurance premium ceded	(1,783)	(1,774)	0.5%
Net property and casualty premiums earned	$13,688	$13,467	1.6%

Consolidated gross premiums earned	$16,977	$16,779	1.2%
Reinsurance premium ceded	(1,805)	(1,789)	0.9%
Consolidated net premiums earned	$15,172	$14,990	1.2%

Consolidated net premium earned was up 1.2% for the quarter ended June 30, 2020, at $15,172,000 compared to $14,990,000 for the same period last year. The increase in net premium earned was due to a 1.6% increase in net premium earned in the P&C segment. The increase in P&C segment net earned premium was primarily attributable to a 3.8% increase in gross earned premium in our dwelling fire program. Rate increases implemented in areas impacted by increased severe weather over the past five years was the primary driver of the increase in premium revenue.

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the three months ended June 30, 2020 and 2019:

($ in thousands)	Three months ended June 30,
	2020	2019
Fixed maturities	$956	$934
Equity securities	31	20
Mortgage loans on real estate	2	2
Investment real estate	—	1
Policy loans	36	35
Company owned life insurance change in surrender value	—	—
Other	(26)	4
	999	996
Less: Investment expenses	38	$39
Net investment income	$961	$957

For the three months ended June 30, 2020, net investment income was $961,000 compared to $957,000 for the same period in 2019; a slight increase of $4,000 or 0.4%.

Investment Gains (Losses):
The table below provides investment gains and losses for the three months ended June 30, 2020 and 2019:

($ in thousands)	Three months ended June 30,
	2020	2019
Realized gains on fixed maturities	$133	$5
Gains (losses) on trading securities	19	5
Change in fair value of equity securities	104	26
Change in surrender value of company owned life insurance	291	81
Other gains principally real estate	1	—
Net investment gains (losses)	$548	$117
Net investment gains, for the three months ended June 30, 2020, were $548,000 compared to net investment gains of $117,000 for the same period in 2019; an increase of $431,000. A primary reason for the increase in second quarter 2020 investment gains, compared to second quarter 2019 investment gains, was an increase in surrender value of our COLI investment of $210,000. In addition, in the second quarter of 2020, we had unrealized gains due to change in market value of our equity investments totaling $104,000 compared to unrealized gains in equity investments of $26,000 in the second quarter of 2019. In second quarter 2020, we also recognized an increase in realized gains on fixed maturities investments totaling $133,000 compared to $5,000 for the same period last year.

Other Income:
Other income was comparable at $143,000 for the three months ended June 30, 2020, compared to $146,000 for the same period last year; a decrease of $3,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $16,736,000 for the second quarter of 2020, compared to $10,900,000 for the same period last year; an increase of $5,836,000 or 53.5%. Claims as a percentage of premium earned was 110.3% in the second quarter of 2020 compared to 72.7% in the second quarter of 2019. The primary reason for the increase in claims was a $6,256,000 increase in P&C segment catastrophe weather claims. This increase was partially offset by a decrease in non-catastrophe weather claims totaling $1,125,000 and a decrease in fire losses totaling $484,000.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three month periods ended June 30, 2020 and 2019:

For the three months ended June 30, 2020			For the three months ended June 30, 2019
($ in thousands) Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 2012 (Jan 10-12)	$18	3	Cat 1916 (Feb 23-26)	$34	5
Cat 2014 (Feb 5-8)	—	2	Cat 1918 (Mar 3-4)	26	7
Cat 2016 (Mar 2-4)	48	10	Cat 1923 (Apr 12-15)	562	118
Cat 2018 (Mar 27-30)	357	35	Cat 1924 (Apr 17-20)	303	69
Cat 2019 (Apr 7-9)	177	30	Cat 1926 (Apr 30-May 2)	173	22
Cat 2020 (Apr 10-14)	3,808	543	Cat 1927 (May 7-10)	506	85
Cat 2021 (Apr 18-20)	1,915	294
Cat 2022 (Apr 21-24)	1,673	221
Cat 2023 (Apr 24-26)	100	19
Cat 2024 (Apr 27-30)	133	26
Cat 2025 (May 2-3)	220	30
Cat 2026 (May 4-5)	469	78
Cat 2028 (May 13-15)	110	25
Cat 2030 (May 20-24)	227	51
Cat 2037 (June 6-9)	278	58
Misc cats less than $100k	206	39	Misc cats less than $100k	304	72
Total Cat losses	$9,739	1,464	Total Cat losses	$1,908	378

Non-cat wind & hail	$1,978	402	Non-cat wind & hail	$3,103	705
During the second quarter of 2020, the P&C segment was impacted by 15 catastrophe events producing 1,464 policyholder claims totaling $9,739,000. In comparison, the P&C segment was impacted by 11 catastrophe events during the second quarter of 2019 from 378 claims totaling $1,908,000. During the second quarter of 2020, NSFC was negatively impacted by multiple severe weather events that contributed to elevated insured losses due to damage from strong winds, hail and tornadoes. April of 2020 was our most active month of any spring storm season since 2011, with six cat events occurring during the month. These six cat events impacted policyholders in every state in which our P&C subsidiary operates and generated $7,806,000 in insured losses during the second quarter of 2020 from 1,133 reported claims through June 30, 2020. These catastrophe events added 56.4 percentage points to the second quarter 2020 P&C combined ratio and accounted for 80.2% of all reported losses from catastrophe events during the second quarter of 2020. In comparison, in April of 2019, we incurred losses from five catastrophe events totaling $1,092,000 from 221 reported claims. The reported losses from these storms added 8 percentage points to the second quarter 2019 P&C combined loss ratio and accounted for 57.2% of all reported losses from catastrophe events during the second quarter of 2019.

Non-catastrophe wind and hail claims reported in the second quarter of 2020 totaled $1,978,000 compared to non-catastrophe wind and hail claims reported in the second quarter of 2019 totaling $3,103,000; a decrease of $1,125,000. During the second quarter of 2020, the P&C segment had 402 non-cat wind and hail claims reported (an average of $4,900 per claim) compared to 705 non-cat wind and hail claims reported during the second quarter of 2019 (an average of $4,400 per claim). Non-cat wind and hail claims reported during the second quarter of 2020 accounted for 12.5% of total P&C segment incurred losses in the current year and added 14.3 percentage points to the 2020 P&C segment combined ratio. Non-cat wind and hail claims reported during the second quarter of 2019 accounted for 32.4% of total P&C segment incurred losses in 2019 and added 22.8 percentage points to the 2019 P&C segment combined ratio.

Reported fire losses in the second quarter of 2020 were down $484,000 or 13.8% compared to fire losses reported during the second quarter of 2019. The P&C segment had 93 fire losses reported in the second quarter of 2020 totaling $3,019,000 compared to 113 claims reported in the second quarter of 2019 totaling $3,503,000. The average cost per claim was $32,500 for fire losses reported in the second quarter of 2020 compared to $31,000 for fire losses reported in the second quarter of 2019. Fire losses reported during the second quarter of 2020 added 21.8 percentage points to the P&C segment combined ratio while fire losses reported during the second quarter of 2019 added 25.7 percentage points to the P&C segment combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended June 30, 2020, policy acquisition costs were $2,895,000 compared to $2,817,000 for the same period last year; an increase of $78,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 19.1% in the second quarter of 2020 compared to 18.8% for the same period last year.

General Expenses:
General and administrative expenses were comparable at $2,493,000 in the second quarter of 2020, compared to $2,416,000 for the same period last year. As a percent of earned premium, general and administrative expenses were 16.4% and 16.1% at June 30, 2020 and 2019, respectively. The $77,000 increase in general and administrative expenses, in the second quarter of 2020, compared to the second quarter of 2019, was primarily due to a decline in actuarial fees.

Taxes, Licenses and Fees:
For the quarter ended June 30, 2020 and 2019, insurance taxes, licenses and fees were comparable at $594,000 and $599,000, respectively. As a percent of earned premium, insurance taxes, licenses and fees were 3.9% in the second quarter of 2020 and 4.0% in the second quarter of 2019.

Interest Expense:
Interest expense was $199,000 for the three months ended June 30, 2020, compared to $291,000 for the three months ended June 30, 2019. A reduction in total debt outstanding over the past twelve months was the primary factor contributing to the $92,000 decrease.

Income Taxes (Benefits):
For the three months ended June 30, 2020, the Company had a pretax loss of $6,093,000 compared to pretax loss of $813,000 for the same period last year. The $1,367,000 tax benefit for the second quarter of 2020 consisted of current tax benefit of $1,280,000 and deferred tax benefit of $87,000. The $226,000 tax benefit for 2019 consisted of current tax benefit of $148,000 and deferred tax benefit of $78,000. The effective tax rate for the second quarter of 2020 was 22.4% compared to 27.8% for the second quarter of 2019.

Net Income (Loss):
The Company ended the second quarter of 2020 with a net loss of $4,726,000 compared to a net loss of $587,000 for the same period last year. The primary factor contributing to the $4,139,000 increase in net loss was the $5,836,000 increase in second quarter 2020 policyholder benefits and settlement expenses, primarily in the P&C segment, mentioned previously.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

Premium Revenue:
The table below provides earned premium revenue by segment for the six months ended June 30, 2020 and 2019:

($ in thousands)	Six months ended June 30,		Percent
	2020	2019	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$2,187	$2,241	(2.4)%
Accident and health insurance	787	792	(0.6)%
Gross life, accident and health	2,974	3,033	(1.9)%
Reinsurance premium ceded	(57)	(53)	7.5%
Net life, accident and health premiums earned	$2,917	$2,980	(2.1)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$19,488	$18,757	3.9%
Homeowners (Including mobile homeowners)	10,161	10,407	(2.4)%
Other liability	1,109	1,094	1.4%
Gross property and casualty	30,758	30,258	1.7%
Reinsurance premium ceded	(3,548)	(3,530)	0.5%
Net property and casualty premiums earned	$27,210	$26,728	1.8%

Consolidated gross premiums earned	$33,732	$33,291	1.3%
Reinsurance premium ceded	(3,605)	(3,583)	0.6%
Consolidated net premiums earned	$30,127	$29,708	1.4%

Consolidated net premium earned was up 1.4% for the six month period ended June 30, 2020, at $30,127,000 compared to $29,708,000 for the same period last year. The increase in net premium earned was due to a 1.8% increase in net premium earned in the P&C segment. The increase in P&C segment net earned premium was primarily attributable to a 3.9% increase in gross earned premium in our dwelling fire program.

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

To summarize our catastrophe reinsurance structure, under the catastrophe reinsurance program in 2020, the Company retains the first $4 million in losses from a first event (exceeding $4 million in insured losses) and $2 million in losses from a second event.  Reinsurance coverage is maintained in three layers as follows:

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

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the six months ended June 30, 2020 and 2019:

($ in thousands)	Six months ended June 30,
	2020	2019
Fixed maturities	$1,872	$1,871
Equity securities	72	47
Mortgage loans on real estate	4	4
Investment real estate	1	3
Policy loans	72	69
Other	(22)	7
	1,999	2,001
Less: Investment expenses	74	82
Net investment income	$1,925	$1,919

For the six months ended June 30, 2020, net investment income was $1,925,000 compared to $1,919,000 for the same period in 2019; a slight increase of $6,000 or 0.3%.

Investment Gains (Losses):
The table below provides investment gains and losses for the six months ended June 30, 2020 and 2019:

($ in thousands)	Six months ended June 30,
	2020	2019
Realized gains on fixed maturities	$16	$15
Gains (losses) on trading securities	(6)	8
Change in fair value of equity securities	(495)	152
Change in surrender value of company owned life insurance	40	270
Realized gain on company owned life insurance	—	1,792
Other gains principally real estate	3	—
Net investment gains (losses)	$(442)	$2,237
Net investment losses, for the six months ended June 30, 2020, were $442,000 compared to net investment gains of $2,237,000 for the same period in 2019; a decrease of $2,679,000. The primary reason for 2020 investment losses, compared to the 2019 investment gains, was a gain on COLI investment of $1,792,000 in the prior year. In addition, in the first six months of 2020, we had unrealized losses due to change in market value of our equity investments totaling $495,000 compared to unrealized gains in equity investments of $152,000 in the first six months of 2019.

Other Income:
Other income was comparable at $288,000 for the six months ended June 30, 2020, compared to $292,000 for the same period last year; a decrease of $4,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $27,319,000 for the six months ended June 30, 2020, compared to $19,923,000 for the same period last year; an increase of $7,396,000 or 37.1%. Claims as a percentage of premium earned was 90.7% in 2020 compared to 67.1% in 2019. The primary reason for the increase in claims was a $9,128,000 increase in P&C segment catastrophe weather claims. This increase was partially offset by decreases in reported non-catastrophe weather claims and reported fire losses totaling $1,596,000 and $386,000, respectively.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the six-month periods ended June 30, 2020 and 2019:

For the six months ended June 30, 2020			For the six months ended June 30, 2019
($ in thousands) Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 2012 (Jan 10-12)	$1,352	313	Cat 1916 (Feb 23-26)	$296	81
Cat 2014 (Feb 5-8)	630	159	Cat 1918 (Mar 3-4)	719	72
Cat 2016 (Mar 2-4)	309	71	Cat 1923 (Apr 12-15)	562	118
Cat 2018 (Mar 27-30)	357	35	Cat 1924 (Apr 17-20)	303	69
Cat 2019 (Apr 7-9)	177	30	Cat 1926 (Apr 30-May 2)	173	22
Cat 2020 (Apr 10-14)	3,808	543	Cat 1927 (May 7-10)	506	85
Cat 2021 (Apr 18-20)	1,915	294
Cat 2022 (Apr 21-24)	1,673	221
Cat 2023 (Apr 24-26)	100	19
Cat 2024 (Apr 27-30)	133	26
Cat 2025 (May 2-3)	220	30
Cat 2026 (May 4-5)	469	78
Cat 2028 (May 13-15)	110	25
Cat 2030 (May 20-24)	227	51
Cat 2037 (June 6-9)	278	58
Misc cats less than $100k	233	49	Misc cats less than $100k	304	72
Total Cat losses	$11,991	2,002	Total Cat losses	$2,863	519

Non-cat wind & hail	$3,588	816	Non-cat wind & hail	$5,184	1,290
During the first six months of 2020, the P&C segment was impacted by 20 catastrophe events producing 2,002 policyholder claims totaling $11,991,000. In comparison, the P&C segment was impacted by 14 catastrophe events during the first six months of 2019 from 519 claims totaling $2,863,000. During 2020, the P&C segment had multiple severe weather events that contributed to elevated insured losses due to damage from strong winds, hail and tornadoes. Reported losses from three of these catastrophe events (all occurring in April) totaled $7,396,000 and accounted for 61.7% of all reported catastrophe event claims through June 30, 2020. The three April 2020 catastrophe events added 26.9 percentage points to the current year P&C segment combined ratio. In comparison, reported losses in the P&C segment from the three largest weather events in 2019 totaled $1,787,000 and accounted for 62.4% of all reported catastrophe event claims through June 30, 2019. The three largest catastrophe events in 2019 added 6.6 percentage points to the 2019 P&C segment combined ratio.

Non-catastrophe wind and hail claims reported in 2020 totaled $3,588,000 compared to non-catastrophe wind and hail claims reported in 2019 totaling $5,184,000; a decrease of $1,596,000. During the first six months of 2020, the P&C segment had 816 non-cat wind and hail claims reported (an average of $4,400 per claim) compared to 1,290 non-cat wind and hail claims reported during the first six months of 2019 (an average of $4,000 per claim). Non-cat wind and hail claims reported during 2020 accounted for 14.1% of total P&C segment incurred losses in the current year and added 13.0 percentage points to the 2020 P&C segment combined ratio. Non-cat wind and hail claims reported during 2019 accounted for 29.5% of total P&C segment incurred losses in 2019 and added 19.2 percentage points to the 2019 P&C segment combined ratio.

Reported fire losses in the first six months of 2020 were down $386,000 or 5.6% compared to fire losses reported during the first six months of 2019. The P&C segment had 199 fire losses reported in 2020 totaling $6,559,000 compared to 235 claims reported in 2019 totaling $6,945,000. The average cost per claim was $33,000 for fire losses reported in 2020 compared to $29,600 for fire losses reported in 2019. Fire losses reported during 2020 added 23.9 percentage points to the P&C segment combined ratio while fire losses reported during 2019 added 25.7 percentage points to the P&C segment combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the six months ended June 30, 2020, policy acquisition costs were $6,035,000 compared to $5,830,000 for the same period last year; an increase of $205,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 20.0% in the first six months of 2020 compared to 19.6% for the same period last year.

General Expenses:
General and administrative expenses were $3,887,000 in 2020 compared to $4,748,000 for the same period last year. As a percent of earned premium, general and administrative expenses were 12.9% and 16.0% at June 30, 2020 and 2019, respectively. The $861,000 decrease in general and administrative expenses, in 2020 compared to 2019, was primarily due to a decline in the company's liability in deferred compensation plans.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were comparable at $1,315,000 for the six months ended June 30, 2020, compared to $1,286,000 for the same period in 2019; an increase of $29,000. As a percent of earned premium, insurance taxes, licenses and fees were 4.4% in the first six months of 2020 and 4.3% for the six months ended June 30, 2019.

Interest Expense:
Interest expense for the first six months of 2020 was $460,000 compared to $586,000 for the same period in 2019; a decrease of 21.5%. A reduction in total debt outstanding over the past twelve months was the primary factor contributing to the $126,000 decrease.

Income Taxes (Benefits):
For the six months ended June 30, 2020, the Company had a pretax loss of $7,118,000 compared to pretax income of $1,783,000 for the same period last year. The $1,532,000 tax benefit for 2020 consisted of current tax benefit of $1,333,000 and deferred tax benefit of $199,000. The $73,000 tax benefit for 2019 consisted of current tax expense of $97,000 and deferred tax benefit of $170,000. The effective tax rate for 2019 was significantly lower compared to 2020 due to the gain on COLI benefits received in 2019 which is not subject to federal income tax.

Net Income (Loss):
The Company ended the first six months of 2020 with a net loss of $5,586,000 compared to net income of $1,856,000 for the same period last year. The primary factor contributing to the $7,442,000 decrease was the $7,396,000 increase in policyholder benefits and settlement expenses, primarily in the P&C segment, mentioned previously.

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
Virtually all invested assets of the Company are held in the insurance subsidiaries. As of June 30, 2020, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

($ in thousands) Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$760	$—	$760	0.79%
Maturity in 1-5 years	17,149	23	17,172	17.94%
Maturity in 5-10 years	28,162	4	28,166	29.42%
Maturity after 10 years	48,502	1,138	49,640	51.85%
	$94,573	$1,165	$95,738	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some fixed maturity securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,755,000, or 4.8%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,536,000, or 4.6%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset/liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At June 30, 2020, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $48,451,000, down $5,010,000, compared to $53,461,000 at December 31, 2019.  During the six months ended June 30, 2020, shareholders' equity was decreased by a net loss of $5,586,000, comprehensive income due to changes in value of fixed maturity securities of $1,495,000 and a comprehensive loss of $619,000 related to change in value of interest rate swaps. Equity was also increased by common stock issued of $25,000. Equity was reduced $21,000 by the purchase of 1,431 common stock shares held as treasury stock and by cash dividends paid totaling $304,000.

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

The Company, primarily through its insurance subsidiaries, had $8,860,000 in cash and cash equivalents at June 30, 2020, compared to $5,627,000 at June 30, 2019. Cash used in operating activities decreased cash by $5,282,000 during the six months ended June 30, 2020. The decrease in cash from operating activities was primarily related to the net loss for the period which was triggered by an increase in claims and claims related expenses in the P&C segment. Cash provided by operating activities increased cash by $1,456,000 for the six months ended June 30, 2019. The increase in cash provided by operating activities in 2019 was primarily driven by net income from operations and a refund of federal income taxes. Net cash provided by investing activities totaled $2,661,000 for the six months ended June 30, 2020, compared to cash used in investing activities of $1,217,000 in 2019. The increase in cash from investing activities was related to maturities and some increases in prepayments on mortgage backed securities. Net cash used in investing activities in 2019 primarily consisted of new investment in fixed maturity securities. Net cash used in financing activities totaled $328,000 for the six months ended June 30, 2020, compared to $288,000 for the same period last year. During the six months ended June 30, 2020, the Company paid $304,000 in dividends to shareholders. The Company maintains a $700,000 line of credit which matured in March of 2020 and the Company is currently undergoing the renewal process.

The Company had a total of $13,671,000 of long-term debt outstanding as of June 30, 2020, compared to $13,664,000 at December 31, 2019, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $201,000 and $208,000, respectively.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited consolidated financial statements included in our 2019 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2020 is statutorily limited to $1,624,000 in the life insurance subsidiary and $3,626,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company did not receive any dividends from its subsidiaries during the six months ended June 30, 2020.
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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,807,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its June 30, 2020 value, the fair value of the Company's common stock investments would decrease by approximately $481,000.

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

It should be noted that the impact of the COVID-19 pandemic has added a new element of uncertainty surrounding market risk in our investment portfolio. The extent of short and long term damage from the global shutdown due to this pandemic is currently unknown due to uncertainty surrounding both the duration of the pandemic and speed at which the US and global economies can recover from damage to date. The increased risk associated with the COVID-19 pandemic is difficult to quantify at this point due to these uncertainties.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the six months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table sets forth information regarding the repurchase of shares of our common stock during the six months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (a)
Jan. 1 - Jan. 31, 2020	349	$15.80	785	$987,870
Feb. 1 - Feb. 29, 2020	—	—	785	$987,870
Mar. 1 - Mar. 31, 2020	89	11.01	874	$986,890
Apr. 1- Apr. 30, 2020	812	15.09	1,686	$974,639
May 1 - May 21, 2020	33	14.74	1,719	$974,153
Jun. 1 - Jun. 30, 2020	148	15.15	1,867	$497,758
(a) On November 20, 2019, our Board of Directors authorized the repurchase of up to $1,000,000 of common stock. Under the repurchase program, the Company is authorized to repurchase shares in open market purchases as well as in privately negotiated transactions from time to time through May 31, 2020. On May 22, 2020, our Board of Directors authorized the repurchase of up to $500,000 of common stock. Under the repurchase program, the Company is authorized to repurchase shares in open market purchases as well as in privately negotiated transactions from time to time through November 30, 2020. Stock purchased under this program will be held as treasury stock and will be available for general corporate purposes. The repurchase program’s terms will comply with applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The program is also subject to market conditions, applicable legal requirements, alternative cash needs that may arise and other factors, as determined by Company management. The repurchase program does not obligate the Company to acquire a specific number of shares and may be suspended or terminated at any time. Repurchases of the Company’s common stock will be financed primarily through free cash flow.

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
         None

Item 5. Other Information
         None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
April 10, 2020	January 21, 2020	Press release, dated April 10, 2020, issued by The National Security Group, Inc.
May 14, 2020	May 14, 2020	Press release, dated May 14, 2020, issued by The National Security Group, Inc.
May 22, 2020	May 26, 2020	Item 5.01 - announcement of annual meeting voting results
May 22, 2020	May 26, 2020	Item 8.01 - other events: reauthorization of stock repurchase program

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

Date: August 13, 2020