Form 10-Q
period 2020-09-30
NATIONAL SECURITY GROUP INC
filed 2020-11-13
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

Class	Outstanding November 13, 2020

Common Stock $1.00 par value	2,530,370 shares

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

▪The Company's financial results can be adversely affected by increases in frequency and severity of policy claims. While a generally manageable risk, frequency and severity can cause significant earnings volatility. Increased claims frequency is typically driven by increases in severe weather outbreaks while severity can be driven by inflation, increased claims settlement cost and litigation related expenses.
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

▪The Company mitigates risk associated with property and casualty policies through implementing effective underwriting and reinsurance strategies. The Company obtains reinsurance which increases underwriting capacity and limits the risk associated with policy claims from catastrophe events. The Company is subject to credit risk with regard to reinsurers as reinsurance does not alleviate the Company's liability to its insured's for the ceded risks. The Company utilizes a third-party to develop a reinsurance treaty with reinsurers who are reliable and financially stable. However, there is no guarantee that booked reinsurance recoverable will actually be recovered. A reinsurer's insolvency or inability to make payments due could have a material adverse impact on the financial condition of the Company.

▪The Company's ability to continue to pay dividends to shareholders is contingent upon profitability and capital adequacy of the insurance subsidiaries, along with liquidity at the holding company level. The insurance subsidiaries operate under regulatory restrictions that could limit the ability to fund future dividend payments of the Company. An adverse event or series of events could materially impact the ability of the insurance subsidiaries to fund future dividends, and consequently, the Board of Directors would have to suspend the declaration of dividends to shareholders.

▪The Company is subject to the risk of adverse settlements or judgments resulting from litigation of contested claims. It is difficult to predict or quantify the expected results of litigation because the outcome depends on decisions of the court and jury that are based on facts and legal arguments presented at the trial.

PART I
Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)	September 30, 2020	December 31, 2019
ASSETS	(UNAUDITED)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2020 - $1,107; 2019 - $1,345)	$1,019	$1,290
Fixed maturities available-for-sale, at estimated fair value (cost: 2020 - $82,532; 2019 - $97,102)	86,967	100,260
Equity securities, at estimated fair value (cost: 2020 - $2,127; 2019 - $2,127)	5,030	5,303
Trading securities	151	149
Receivable for securities sold	3	56
Mortgage loans on real estate, at cost	145	147
Investment real estate, at book value	2,934	2,934
Policy loans	1,857	1,895
Company owned life insurance	4,820	4,655
Other invested assets	2,053	2,280
Total Investments	104,979	118,969
Cash and cash equivalents	15,057	11,809
Accrued investment income	701	706
Policy receivables and agents' balances, net	13,605	12,028
Reinsurance recoverable	9,363	276
Deferred policy acquisition costs	7,711	7,666
Property and equipment, net	1,577	1,630
Income tax recoverable	1,317	—
Deferred income tax asset, net	214	—
Other assets	1,032	850
Total Assets	$155,556	$153,934
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$10,823	$7,199
Accident and health benefit and loss reserves	4,075	4,046
Life and annuity benefit and loss reserves	34,667	34,269
Unearned premiums	33,765	30,555
Policy and contract claims	1,135	1,053
Other policyholder funds	1,341	1,350
Short-term notes payable and current portion of long-term debt	500	500
Long-term debt	13,674	13,664
Accrued income taxes	—	226
Deferred income tax liability	—	96
Other liabilities	8,514	7,515
Total Liabilities	108,494	100,473
Contingencies
Shareholders' equity
Common stock	2,533	2,532
Additional paid-in capital	5,626	5,602
Accumulated other comprehensive income	2,872	2,443
Retained earnings	36,072	42,891
Treasury stock, at cost	(41)	(7)
Total Shareholders' Equity	47,062	53,461
Total Liabilities and Shareholders' Equity	$155,556	$153,934
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except per share)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
REVENUES
Net premiums earned	$15,289	$15,209	$45,416	$44,917
Net investment income	884	989	2,809	2,908
Investment gains (losses)	1,430	(117)	988	2,120
Other income	162	148	450	440
Total Revenues	17,765	16,229	49,663	50,385
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	13,303	9,750	40,622	29,673
Amortization of deferred policy acquisition costs	836	805	2,749	2,624
Commissions	1,493	2,006	5,615	6,017
General and administrative expenses	2,312	2,226	6,199	6,974
Taxes, licenses and fees	604	604	1,919	1,890
Interest expense	200	293	660	879
Total Benefits, Losses and Expenses	18,748	15,684	57,764	48,057

Income (Loss) Before Income Taxes	(983)	545	(8,101)	2,328

INCOME TAX EXPENSE (BENEFIT)
Current	21	190	(1,312)	287
Deferred	(226)	(75)	(425)	(245)
	(205)	115	(1,737)	42

Net Income (Loss)	$(778)	$430	$(6,364)	$2,286

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.30)	$0.17	$(2.51)	$0.90

DIVIDENDS DECLARED PER SHARE	$0.06	$0.05	$0.18	$0.15

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income (loss)	$(778)	$430	$(6,364)	$2,286

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $1,063 and $(7) for 2020 and 2019, respectively	(486)	735	1,009	4,221
Unrealized gain (loss) on interest rate swap	39	47	(580)	92

Other comprehensive income (loss), net of tax	(447)	782	429	4,313

Comprehensive income (loss)	$(1,225)	$1,212	$(5,935)	$6,599

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the nine months ended September 30, 2020

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2019	$53,461	$42,891	$2,443	$2,532	$5,602	$(7)

Common stock reacquired	(34)	—	—	—	—	(34)

Comprehensive loss:

Net loss for September 30, 2020	(6,364)	(6,364)	—	—	—	—

Other comprehensive income (net of tax)	429	—	429	—	—	—

Common stock issued	25	—	—	1	24	—

Cash dividends	(455)	(455)	—	—	—	—

Balance at September 30, 2020	$47,062	$36,072	$2,872	$2,533	$5,626	$(41)

For the three months ended September 30, 2020

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at June 30, 2020	$48,451	$37,001	$3,319	$2,533	$5,626	$(28)

Common stock reacquired	(13)	—	—	—	—	(13)

Comprehensive loss:

Net loss for September 30, 2020	(778)	(778)	—	—	—	—

Other comprehensive loss (net of tax)	(447)	—	(447)	—	—	—

Cash dividends	(151)	(151)	—	—	—	—

Balance at September 30, 2020	$47,062	$36,072	$2,872	$2,533	$5,626	$(41)

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the nine months ended September 30, 2019

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2018	$45,866	$39,355	$(1,570)	$2,527	$5,554	$—

Comprehensive income:

Net income for September 30, 2019	2,286	2,286	—	—	—	—

Other comprehensive income (net of tax)	4,313	—	4,313	—	—	—

Common stock issued	53	—	—	5	48	—

Cash dividends	(379)	(379)	—	—	—	—

Balance at September 30, 2019	$52,139	$41,262	$2,743	$2,532	$5,602	$—

For the three months ended September 30, 2019

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at June 30, 2019	$51,053	$40,958	$1,961	$2,532	$5,602	$—

Comprehensive income:

Net loss for September 30, 2019	430	430	—	—	—	—

Other comprehensive income (net of tax)	782	—	782	—	—	—

Cash dividends	(126)	(126)	—	—	—	—

Balance at September 30, 2019	$52,139	$41,262	$2,743	$2,532	$5,602	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

($ in thousands)	Nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(6,364)	$2,286
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	221	201
Net gains on investments	(988)	(2,120)
Deferred income taxes	(425)	(245)
Amortization of deferred policy acquisition costs	2,749	2,624
Changes in assets and liabilities:
Change in receivable for securities sold	53	(41)
Change in accrued investment income	5	(2)
Change in reinsurance recoverable	(9,087)	1,456
Policy acquisition costs deferred	(2,794)	(2,705)
Change in accrued income taxes	(1,543)	661
Change in net policy liabilities and claims	5,762	442
Change in other assets/liabilities, net	220	859
Other, net	(29)	9
Net cash provided by (used in) operating activities	(12,220)	3,425
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(16,068)	(12,198)
Trading securities and short-term investments	(2)	(26)
Property and equipment	(32)	(56)
Proceeds from sale or maturities of:
Held-to-maturity securities	295	105
Available-for-sale securities	31,697	10,510
Real estate held for investment	3	11
Other invested assets, net	39	2,039
Net cash provided by investing activities	15,932	385
Cash Flows from Financing Activities
Change in other policyholder funds	(9)	(22)
Dividends paid	(455)	(379)
Net cash used in financing activities	(464)	(401)
Net change in cash and cash equivalents	3,248	3,409
Cash and cash equivalents, beginning of year	11,809	5,676
Cash and cash equivalents, end of period	$15,057	$9,085

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,530,736 at September 30, 2020 and 2,529,352 at September 30, 2019. The Company did not have any dilutive securities as of September 30, 2020 and 2019.

Reclassifications
Certain 2019 amounts have been reclassified from the prior year condensed consolidated financial statements to conform to the 2020 presentation.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At September 30, 2020, the net amount exceeding FDIC insured limits was $6,775,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At September 30, 2020, the single largest balance due from one agent totaled $561,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At September 30, 2020 and December 31, 2019, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At September 30, 2020, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued guidance to improve the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The guidance improves timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows. The guidance will simplify and improve accounting for certain market-based options or guarantees associated with deposit type contracts and simplify the amortization of deferred policy acquisition costs. The guidance also introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The guidance is effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance. Due to the nature and extent of the changes required to the Company’s life insurance operations, the adoption of this standard is expected to have a material impact on the consolidated financial statements.

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

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds passive interests in limited partnerships that are considered to be Variable Interest Entities (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entities and is not required to consolidate under ASC 810. The entities are private placement investment funds formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnerships. The carrying value of the investments totals $387,000 and is included as a component of Other Invested Assets in the accompanying condensed consolidated balance sheets.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The amortized cost and aggregate fair values of investments in available-for-sale securities as of September 30, 2020 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,527	$343	$—	$4,870
Agency mortgage backed securities	23,769	1,033	88	24,714
Asset backed securities	9,456	123	349	9,230
Private label mortgage backed securities	1,429	47	11	1,465
Corporate bonds	37,441	3,351	265	40,527
States, municipalities and political subdivisions	5,069	163	30	5,202
Foreign governments	841	118	—	959
Total Fixed Maturities	82,532	5,178	743	86,967
Equity securities	2,127	2,924	21	5,030
Total	$84,659	$8,102	$764	$91,997

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of September 30, 2020 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$1,019	$88	$—	$1,107
Total	$1,019	$88	$—	$1,107

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2019 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,131	$150	$—	$4,281
Agency mortgage backed securities	32,283	861	157	32,987
Asset backed securities	10,307	71	104	10,274
Private label mortgage backed securities	6,815	441	4	7,252
Corporate bonds	36,074	1,816	70	37,820
States, municipalities and political subdivisions	6,669	109	1	6,777
Foreign governments	823	46	—	869
Total Fixed Maturities	97,102	3,494	336	100,260
Equity securities	2,127	3,176	—	5,303
Total	$99,229	$6,670	$336	$105,563

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

The amortized cost and aggregate fair value of debt securities at September 30, 2020, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$260	$261
Due after one year through five years	18,449	19,374
Due after five years through ten years	26,124	27,471
Due after ten years	37,699	39,861
Total	$82,532	$86,967

Held-to-maturity securities:
Due after one year through five years	$20	$21
Due after five years through ten years	3	4
Due after ten years	996	1,082
Total	$1,019	$1,107

A summary of securities available-for-sale with unrealized losses as of September 30, 2020, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

($ in thousands)	Less than 12 months		12 months or longer		Total
September 30, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Agency mortgage backed securities	$4,896	$80	$4	$8	$4,900	$88	10
Asset backed securities	3,529	143	1,770	206	5,299	349	7
Private label mortgage backed securities	924	11	—	—	924	11	1
Corporate bonds	4,366	256	491	9	4,857	265	9
States, municipalities and political subdivisions	778	30	—	—	778	30	1
Equity securities	137	21	—	—	137	21	2
	$14,630	$541	$2,265	$223	$16,895	$764	30

There were no securities held-to-maturity with unrealized losses as of September 30, 2020.

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

Management has evaluated each security in a significant unrealized loss position in the fixed maturity investment portfolio. The Company has no material exposure to sub-prime mortgage loans and approximately 6% of the fixed income investment portfolio is rated below investment grade.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments.

For the nine months ended September 30, 2020, the Company realized no other-than-temporary impairments. For the year ended December 31, 2019, the Company realized no other-than-temporary impairments. At September 30, 2020, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $182,000, $126,000 and $92,000. After evaluation by management, it was determined that each of these losses were driven by changes in market interest rates and, in some cases, a lack of liquidity in some sectors driven by market dislocation. However, management currently has the intent and ability to hold these investments until recovery so no other-than-temporary impairments were recognized. At December 31, 2019, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $60,000, $23,000 and $20,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Major categories of investment income are summarized as follows:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed maturities	$824	$960	$2,696	$2,831
Equity securities	30	19	102	66
Mortgage loans on real estate	1	2	5	6
Investment real estate	—	—	1	3
Policy loans	36	37	108	106
Other	28	6	6	13
	919	1,024	2,918	3,025
Less: Investment expenses	35	35	109	117
Net investment income	$884	$989	$2,809	$2,908

Major categories of investment gains and losses are summarized as follows:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Realized gains (losses) on fixed maturities	$1,091	$(24)	$1,107	$(9)
Gains (losses) on trading securities	5	1	(1)	9
Change in fair value of equity securities	223	(80)	(272)	72
Change in surrender value of company owned life insurance	125	(14)	165	256
Realized gain on company owned life insurance	—	—	—	1,792
Other losses principally real estate	(14)	—	(11)	—
Net investment gains (losses)	$1,430	$(117)	$988	$2,120

An analysis of the net change in unrealized gains (losses) on available-for-sale securities follows:

($ in thousands)	September 30, 2020	September 30, 2019
Fixed maturities	$1,277	$5,343
Deferred income tax	(268)	(1,122)
Change in net unrealized gains on available-for-sale securities	$1,009	$4,221

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 are summarized in the following table by the type of inputs applicable to the fair value measurements:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,870	$4,870	$—	$—
Agency mortgage backed securities	24,714	13,258	11,456	—
Asset backed securities	9,230	2,440	6,790	—
Corporate bonds	40,527	—	40,527	—
Private label asset backed securities	1,465	923	542	—
States, municipalities and political subdivisions	5,202	—	5,202	—
Foreign governments	959	959	—	—
Trading securities	151	151	—	—
Equity securities	5,030	3,592	—	1,438
Total Financial Assets	$92,148	$26,193	$64,517	$1,438
Financial Liabilities
Interest rate swap	$(799)	$—	$—	$(799)
Total Financial Liabilities	$(799)	$—	$—	$(799)

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

As of September 30, 2020, Level 3 fair value measurements of assets include $1,438,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

As of September 30, 2020, Level 3 fair value measurements of liabilities include $799,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

The table below presents a reconciliation for all assets and for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020:

($ in thousands) For the nine months ended September 30, 2020	Equity Securities	Interest Rate Swap
Beginning balance	$1,315	$(65)
Total gains or losses (realized and unrealized):
Included in earnings	123	—
Included in other comprehensive income	—	(734)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,438	$(799)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2020:	$—	$—

For the nine months ended September 30, 2020, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The table below presents a reconciliation for all assets and for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2019:

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 are as follows:

($ in thousands)	September 30, 2020		December 31, 2019
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$1,019	$1,107	$1,290	$1,345
Mortgage loans	145	145	147	147
Policy loans	1,857	1,857	1,895	1,895
Company owned life insurance	4,820	4,820	4,655	4,655
Other invested assets	2,053	2,053	2,280	2,280
Liabilities and related instruments
Other policyholder funds	1,341	1,341	1,350	1,350
Short-term notes payable and current portion of long-term debt	500	500	500	500
Long-term debt	13,674	13,674	13,664	13,664

NOTE 5 – PROPERTY AND EQUIPMENT
Major categories of property and equipment are summarized as follows:

($ in thousands)	September 30, 2020	December 31, 2019
Building and improvements	$3,472	$3,472
Electronic data processing equipment	1,501	1,470
Furniture and fixtures	483	483
	5,456	5,425
Less accumulated depreciation	3,879	3,795
Property and equipment, net	$1,577	$1,630

Depreciation expense for the nine months ended September 30, 2020 was $85,000 ($124,000 for the year ended December 31, 2019).

NOTE 6 – INCOME TAXES
The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2015. Tax returns have been filed through the year 2019.
Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. The Company recognized a net deferred tax asset position of $214,000 at September 30, 2020 and a net deferred tax liability $96,000 at December 31, 2019.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

($ in thousands)	As of September 30, 2020	As of December 31, 2019
General expenses	$1,320	$1,269
Unearned premiums	1,423	1,288
Claims liabilities	662	645
NOL carryforward	131	—
Impairment on real estate owned	109	119
Unrealized loss on interest rate swaps	167	14
Deferred tax assets	3,812	3,335

Unrealized gains on trading securities	—	(1)
Depreciation	(91)	(93)
Deferred policy acquisition costs	(1,619)	(1,610)
Pre-1984 policyholder surplus account	(347)	(397)
Unrealized gains on securities available-for-sale	(931)	(663)
Unrealized gains on equity securities	(610)	(667)
Deferred tax liabilities	(3,598)	(3,431)
Net deferred tax asset (liability)	$214	$(96)

The appropriate income tax effects of changes in temporary differences are as follows:

($ in thousands)	Nine months ended September 30,
	2020	2019
Deferred policy acquisition costs	$9	$17
Other-than-temporary impairments	10	—
Trading securities	(1)	2
Unearned premiums	(135)	(114)
General expenses	(51)	(85)
Depreciation	(2)	—
Claims liabilities	(17)	(30)
Impact of repeal of special provision on pre-1984 policyholder surplus	(50)	(50)
NOL carryforward	(131)	—
Unrealized gains (losses) on equity securities	(57)	15
Deferred income tax benefit	$(425)	$(245)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Nine months ended September 30,
	2020	2019
Federal income tax rate applied to pre-tax income (loss)	21.0%	21.0%
Dividends received deduction and tax-exempt interest	0.1%	(0.5)%
Company owned life insurance	0.4%	(18.5)%
Other, net	(0.1)%	(0.2)%
Effective federal income tax rate	21.4%	1.8%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30,	December 31,
	2020	2019
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor. Unsecured.	$500	$500
	$500	$500
Long-term debt consisted of the following as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30,	December 31,
	2020	2019

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor; maturity November 2023. Annual installment payments beginning November 2020. Unsecured.	$1,500	$1,500

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $143,000 in debt issuance cost ($150,000 in 2019); maturity December 15, 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,136	9,129

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $55,000 in debt issuance cost ($58,000 in 2019); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,038	3,035
	$13,674	$13,664

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

The interest rate swaps have fair values of $200,000 (liability) and $599,000 (liability), respectively, for a total liability of $799,000 at September 30, 2020 ($65,000 at December 31, 2019).  The swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation loss of $580,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at September 30, 2020.  A net valuation gain of $134,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2019.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At September 30, 2020, the Company has securities on deposit with fair market values of $1,197,000 (all of which is posted as collateral). At December 31, 2019, the Company had securities on deposit with fair market values of $294,000 (all of which was posted as collateral). See Note 4 for additional information about the interest rate swaps.

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense:

($ in thousands)	Nine months ended September 30,
	2020	2019
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$7,199	$8,208
Less reinsurance recoverable on unpaid losses	249	1,384
Net balances at beginning of year	6,950	6,824
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	38,477	27,126
Estimated claims and claim adjustment expenses for claims arising in prior years	(1,214)	(1,014)
Total increases	37,263	26,112
Claims and claim adjustment expense payments for claims arising in:
Current year	31,637	22,694
Prior years	4,531	3,496
Total payments	36,168	26,190
Net balance at end of period	8,045	6,746
Plus reinsurance recoverable on unpaid losses	2,778	211
Claims and claim adjustment expense reserves at end of period	$10,823	$6,957

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Claims and claim adjustment expense reserves before reinsurance recoverable at September 30, 2020 were up compared to the same period last year due to an increase in spring storm activity in the second quarter of 2020 and two hurricanes in the third quarter of 2020. Hurricane losses during the third quarter were the primary factors contributing to the increase in end of period claims and claim adjustment expense reserves September 30, 2020 compared to September 30, 2019. The estimate for claims arising in prior years was reduced $1,214,000 in 2020 (reduced $1,014,000 in 2019) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves
The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $441,000 at September 30, 2020 ($417,000 at December 31, 2019). These claims are a component of policy and contract claims which totaled $1,135,000 at September 30, 2020 ($1,053,000 at December 31, 2019).

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

Catastrophe reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000
Catastrophe Aggregate	100% of $2,000,000 in excess of $2,000,000 aggregate annual deductible
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

At September 30, 2020, the largest reinsurance recoverable of a single reinsurer was $1,347,000 ($10,000 at December 31, 2019). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the nine months ended September 30, 2020 and 2019 amounted to $140,000 and $136,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the nine months ended September 30, 2020 and 2019 amounted to approximate increases of $124,000 and $412,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were contributions of $100,000 during the nine months ended September 30, 2020 and no contributions were made during the nine months ended September 30, 2019. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

NOTE 11 – SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2020 and year ended December 31, 2019, changes in shareholders' equity consisted of net loss of $6,364,000 and net income of $4,067,000, respectively; dividends paid of $455,000 in 2020 and $531,000 in 2019; other comprehensive income of $429,000 in 2020 and $4,013,000 in 2019; common stock issued of $25,000 in 2020 and $53,000 in 2019; and the purchase of treasury shares of $34,000 in 2020 and $7,000 in 2019.  Other comprehensive income/loss consisted of changes in accumulated unrealized gains/losses on securities available-for-sale and changes in accumulated unrealized losses on interest rate swaps.

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

The table below provides information regarding the Company's preferred and common stock as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Authorized	Issued	Treasury	Outstanding
Preferred Stock, $1 par value	500,000	—	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	—
Common Stock, $1 par value	3,000,000	2,533,315	2,800	2,530,515

	December 31, 2019
	Authorized	Issued	Treasury	Outstanding
Preferred Stock, $1 par value	500,000	—	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	—
Common Stock, $1 par value	3,000,000	2,531,552	436	2,531,116

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

During the nine months ended September 30, 2020, the Company purchased 2,364 shares of common stock and which were placed in treasury stock. During the year ended December 31, 2019, the Company purchased 436 shares of common stock which were placed in treasury stock.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances:

($ in thousands)	Nine months ended September 30,
	2020	2019
Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	$(51)	$(185)
Other comprehensive income (loss) for period:
Other comprehensive gain (loss) before reclassifications	(580)	92
Net current period other comprehensive income (loss)	(580)	92
Balance at end of period	$(631)	$(93)

Unrealized Gains (Losses) on Available-for-Sale Securities
Balance at beginning of period	$2,494	$(1,385)
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	2,072	4,214
Amounts reclassified from accumulated other comprehensive (income) loss	(1,063)	7
Net current period other comprehensive income	1,009	4,221
Balance at end of period	$3,503	$2,836

Total Accumulated Other Comprehensive Income at end of period	$2,872	$2,743

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2020:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$1,345	Net investment gains
	1,345	Total before tax
	(282)	Tax (expense) or benefit
	$1,063	Net of Tax

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2019:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$(9)	Net investment losses
	(9)	Total before tax
	2	Tax (expense) or benefit
	$(7)	Net of Tax

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

Total assets by industry segment at September 30, 2020 and December 31, 2019 are summarized below:

($ in thousands) Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

September 30, 2020	$155,556	$84,280	$65,566	$5,710

December 31, 2019	$153,934	$83,917	$65,605	$4,412

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Net income (loss) by business segment for the three months ended September 30, 2020 and 2019 is summarized below:

($ in thousands) Three months ended September 30, 2020	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUE
Net premiums earned	$13,786	$1,503	$—	$—	$15,289
Net investment income	389	614	16	(135)	884
Investment gains	678	747	5	—	1,430
Other income	162	334	274	(608)	162
	15,015	3,198	295	(743)	17,765
BENEFITS AND EXPENSES
Policyholder benefits paid	11,851	1,646	—	(194)	13,303
Amortization of deferred policy acquisition costs	681	155	—	—	836
Commissions	1,431	62	—	—	1,493
General and administrative expenses	2,027	554	280	(549)	2,312
Taxes, licenses and fees	564	40	—	—	604
Interest expense	—	10	190	—	200
	16,554	2,467	470	(743)	18,748
Income (Loss) Before Income Taxes	(1,539)	731	(175)	—	(983)
INCOME TAX EXPENSE (BENEFIT)	(347)	179	(37)	—	(205)
Net Income (Loss)	$(1,192)	$552	$(138)	$—	$(778)

($ in thousands) Three months ended September 30, 2019	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUE
Net premiums earned	$13,628	$1,581	$—	$—	$15,209
Net investment income	404	708	12	(135)	989
Investment gains (losses)	(50)	(68)	1	—	(117)
Other income	148	226	266	(492)	148
	14,130	2,447	279	(627)	16,229
BENEFITS AND EXPENSES
Policyholder benefits paid	8,564	1,303	—	(117)	9,750
Amortization of deferred policy acquisition costs	681	124	—	—	805
Commissions	1,919	87	—	—	2,006
General and administrative expenses	2,070	531	135	(510)	2,226
Taxes, licenses and fees	528	76	—	—	604
Interest expense	—	13	280	—	293
	13,762	2,134	415	(627)	15,684
Income (Loss) Before Income Taxes	368	313	(136)	—	545
INCOME TAX EXPENSE (BENEFIT)	76	67	(28)	—	115
Net Income (Loss)	$292	$246	$(108)	$—	$430

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

Net income (loss) by business segment for the nine months ended September 30, 2020 and 2019 is summarized below:

($ in thousands) Nine months ended September 30, 2020	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUE
Net premiums earned	$40,996	$4,420	$—	$—	$45,416
Net investment income	1,169	2,003	42	(405)	2,809
Investment gains (losses)	693	296	(1)	—	988
Other income	449	921	796	(1,716)	450
	43,307	7,640	837	(2,121)	49,663
BENEFITS AND EXPENSES
Policyholder benefits paid	37,264	3,908	—	(550)	40,622
Amortization of deferred policy acquisition costs	2,043	706	—	—	2,749
Commissions	5,411	204	—	—	5,615
General and administrative expenses	5,913	1,396	461	(1,571)	6,199
Taxes, licenses and fees	1,740	179	—	—	1,919
Interest expense	—	29	631	—	660
	52,371	6,422	1,092	(2,121)	57,764
Income (Loss) Before Income Taxes	(9,064)	1,218	(255)	—	(8,101)
INCOME TAX EXPENSE (BENEFIT)	(1,937)	254	(54)	—	(1,737)
Net Income (Loss)	$(7,127)	$964	$(201)	$—	$(6,364)

($ in thousands) Nine months ended September 30, 2019	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUE
Net premiums earned	$40,356	$4,561	$—	$—	$44,917
Net investment income	1,255	2,022	36	(405)	2,908
Investment gains	1,991	109	20	—	2,120
Other income	430	689	785	(1,464)	440
	44,032	7,381	841	(1,869)	50,385
BENEFITS AND EXPENSES
Policyholder benefits paid	26,112	3,916	—	(355)	29,673
Amortization of deferred policy acquisition costs	2,043	581	—	—	2,624
Commissions	5,795	222	—	—	6,017
General and administrative expenses	6,200	1,471	817	(1,514)	6,974
Taxes, licenses and fees	1,659	231	—	—	1,890
Interest expense	—	34	845	—	879
	41,809	6,455	1,662	(1,869)	48,057
Income (Loss) Before Income Taxes	2,223	926	(821)	—	2,328
INCOME TAX EXPENSE (BENEFIT)	33	186	(177)	—	42
Net Income (Loss)	$2,190	$740	$(644)	$—	$2,286

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2019 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2020 and 2019, respectively:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Life, accident and health operations premiums written:
Traditional life insurance	$1,003	$1,062	$3,086	$3,151
Accident and health insurance	538	623	1,330	1,376
Gross life, accident and health	1,541	1,685	4,416	4,527
Reinsurance premium ceded	(14)	(11)	(71)	(64)
Net life, accident and health premiums written	$1,527	$1,674	$4,345	$4,463
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$10,316	$9,927	$31,710	$30,266
Homeowners (Including mobile homeowners)	5,205	5,235	15,933	16,098
Other liability	556	561	1,747	1,743
Gross property and casualty	16,077	15,723	49,390	48,107
Reinsurance premium ceded	(1,999)	(1,930)	(5,547)	(5,155)
Net property and casualty written	$14,078	$13,793	$43,843	$42,952
Consolidated gross premiums written	$17,618	$17,408	$53,806	$52,634
Reinsurance premium ceded	(2,013)	(1,941)	(5,618)	(5,219)
Consolidated net premiums written	$15,605	$15,467	$48,188	$47,415

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2020 and 2019, respectively:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Life, accident and health operations premiums earned:
Traditional life insurance	$978	$1,008	$3,165	$3,249
Accident and health insurance	539	584	1,326	1,376
Gross life, accident and health	1,517	1,592	4,491	4,625
Reinsurance premium ceded	(14)	(11)	(71)	(64)
Net life, accident and health premiums earned	$1,503	$1,581	$4,420	$4,561
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$10,103	$9,644	$29,591	$28,401
Homeowners (Including mobile homeowners)	5,120	5,178	15,281	15,585
Other liability	562	560	1,671	1,654
Gross property and casualty	15,785	15,382	46,543	45,640
Reinsurance premium ceded	(1,999)	(1,754)	(5,547)	(5,284)
Net property and casualty earned	$13,786	$13,628	$40,996	$40,356
Consolidated gross premiums earned	$17,302	$16,974	$51,034	$50,265
Reinsurance premium ceded	(2,013)	(1,765)	(5,618)	(5,348)
Consolidated net premiums earned	$15,289	$15,209	$45,416	$44,917

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

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2020 was $593,000 ($774,000 in 2019). Cash paid for income taxes during the nine months ended September 30, 2020 was $230,000. Cash received from income taxes during the nine months ended September 30, 2019 was $373,000.

During the nine months ended September 30, 2020, non-cash changes in equity included $1,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $24,000 increase in additional paid-in capital.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q.

Catastrophe Losses
In October 2020, the Company's Property and Casualty subsidiary incurred an increase in claims due to Hurricanes Delta and Zeta. The cumulative losses from these events will materially impact our fourth quarter results of operations. Net of reinsurance, claims reported from these catastrophe events are expected to total between $6,500,000-$7,000,000. Because these events occurred after the balance sheet date of these financial statements, no provision for these hurricane losses have been included in these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The National Security Group, Inc.

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. (the Company) as of September 30, 2020, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2020 and 2019, the condensed consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

November 13, 2020

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the condensed consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as "we", "our", "us", "Company" or "NSEC") and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three and nine month periods ended September 30, 2020 and 2019 and should be read in conjunction with the Consolidated Financial Statements and Notes which accompany this report. The financial information presented herein should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which includes information and disclosures not presented herein. Please refer to our note regarding forward-looking statements on page 4 of this report.

The National Security Group, Inc. operates in ten states with 63.9% of total premium revenue generated in the states of Alabama, Georgia and Mississippi.  We operate in two business segments summarized as follows:

•The Property and Casualty (P&C) segment is the most significant segment, accounting for 91.2% of gross earned premium for the nine month period ended September 30, 2020.  The P&C segment operates in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•The Life segment accounted for 8.8% of gross premium revenue for the nine month period ended September 30, 2020. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.
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

Summary:
For the three months ended September 30, 2020, the Company had a net loss of $778,000, $0.30 loss per share, compared to a net income of $430,000, $0.17 income per share, for the three months ended September 30, 2019; a quarterly decline of $1,208,000. The net loss was driven by an increase in claims; primarily in the P&C segment. Pretax loss from operations for the third quarter of 2020 totaled $2,413,000 compared to a pretax income from operations of $662,000 in the third quarter of 2019. The primary reason for the $3,075,000 decrease in the third quarter of 2020, compared to the same period in 2019, was a $3,553,000 increase in policyholder claims.

The Company ended the third quarter of 2020 with claims totaling $13,303,000 compared to $9,750,000 for the same period last year. The P&C segment was the primary source of this increase with claims, up $3,287,000 in third quarter 2020 compared to third quarter 2019. The primary component of this increase was claims reported from weather events which increased $4,746,000, in the third quarter of 2020, compared to the same period last year. Partially offsetting this increase was a decrease in reported fire losses, in the third quarter of 2020 compared to the third quarter of 2019, of $1,030,000.

For the nine months ended September 30, 2020, the Company had a net loss of $6,364,000, $2.51 loss per share, compared to a net income of $2,286,000, $0.90 income per share, for the nine months ended September 30, 2019. The year to date pretax loss from operations, in 2020, totaled $9,089,000 compared to a pretax income from operations of $208,000 in 2019. The primary reason for the $9,297,000 decrease in 2020, compared to the same period in 2019, was a $10,949,000 increase in policyholder benefits; primarily driven by a significant increase in catastrophe claims in the P&C segment. Results for the first nine months of 2020 were negatively impacted by increased claim activity in the P&C segment. Results for the first nine months of 2019 were positively impacted by investment gains of $2,120,000.

For the nine months ended September 30, 2020, the Company had insured claims totaling $40,622,000 compared to $29,673,000 for the same period last year. The P&C segment was the primary source of this increase with claims up $11,152,000 in 2020, compared to 2019. The primary component of this increase was claims reported from catastrophe events which increased $12,505,000 for the nine months ended September 30, 2020, compared to the same period in 2019. Partially offsetting the increase in claims was a decrease in general and administrative expenses. The Company ended the first nine months of 2020 with a decrease in general and administrative expenses of $775,000 compared to the same period last year. The primary reason for this decrease was a decline in the company's contingent commission liability in the P&C Segment.

For the nine months ended September 30, 2020, the Company had investment gains of $988,000 compared to investment gains of $2,120,000 for the same period in 2019; a decrease of $1,132,000. The primary reason for the investment gains in 2020 was a $1,107,000 gain on fixed maturities compared to a loss on fixed maturities of $9,000 for the same period last year. In 2019, we had a gain on our COLI investment totaling $1,792,000 which was the primary contributor to investment gains for the nine months ended September 30, 2019.

Financial results for the three and nine months ended September 30, 2020 and 2019 were as follows:

Unaudited Consolidated Financial Summary	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except per share)	2020	2019	2020	2019
Gross premiums written	$17,618	$17,408	$53,806	$52,634
Net premiums written	$15,605	$15,467	$48,188	$47,415

Net premiums earned	$15,289	$15,209	$45,416	$44,917
Net investment income	884	989	2,809	2,908
Net investment gains (losses)	1,430	(117)	988	2,120
Other income	162	148	450	440
Total Revenues	17,765	16,229	49,663	50,385
Policyholder benefits and settlement expenses	13,303	9,750	40,622	29,673
Amortization of deferred policy acquisition costs	836	805	2,749	2,624
Commissions	1,493	2,006	5,615	6,017
General and administrative expenses	2,312	2,226	6,199	6,974
Taxes, licenses and fees	604	604	1,919	1,890
Interest expense	200	293	660	879
Total Benefits, Losses and Expenses	18,748	15,684	57,764	48,057
Income (Loss) Before Income Taxes	(983)	545	(8,101)	2,328
Income tax expense (benefit)	(205)	115	(1,737)	42
Net Income (Loss)	$(778)	$430	$(6,364)	$2,286
Income (Loss) Per Common Share	$(0.30)	$0.17	$(2.51)	$0.90
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$(778)	$430	$(6,364)	$2,286
Income tax expense (benefit)	(205)	115	(1,737)	42
Investment (gains) losses, net	(1,430)	117	(988)	(2,120)
Pretax Income (Loss) From Operations	$(2,413)	$662	$(9,089)	$208
We provide a reconciliation of net income to the non-GAAP measurement "pretax income (loss) from operations." The purpose of this reconciliation is to provide investors with information routinely utilized by management in analyzing and comparing the performance of our insurance operations between periods. This information reflects the financial performance of our insurance operations without the impact of investment gains/losses. We typically invest in equity securities with a long-term view. Short-term volatility due to changes in market value of equity securities held for sale, along with realized investment gains/losses on both fixed maturity and equity investments, can mask both the positive or negative performance of our insurance operations from period to period.

Three-month period ended September 30, 2020 compared to three-month period ended September 30, 2019

Premium Revenue:
For the three months ended September 30, 2020, net premiums earned were up $80,000 at $15,289,000 compared to $15,209,000 during the same period last year. The increase in premium revenue was primarily driven by an increase in net earned premium, in the P&C segment, of $158,000 or 1.2%. The increase in P&C segment net earned premium was primarily attributable to a 4.8% increase in gross earned premium in our dwelling fire program due to rate increases in the program over the past twelve months. With the increased frequency of weather events over the past five years, the Company continues to increase rates in states and programs that have been most impacted by this persistent pattern of severe weather.

Investment Gains (Losses):
Investment gains for the three-month period ended September 30, 2020 were $1,430,000 compared to investment losses of $117,000 for the same period last year. Contributing to the third quarter 2020 gain, we had gains on fixed maturities totaling $1,091,000 compared to losses on fixed maturities totaling $24,000, in the third quarter of 2019, as well as an increase in value of our equity investments totaling $223,000 compared to unrealized losses in equity investments of $80,000, in the third quarter of 2019. Furthermore, we had investment gains from an increase in underlying investments in our COLI of $125,000, in the third quarter of 2020, compared to a loss of $14,000 for the same period last year.

Net Income (Loss):
For the three months ended September 30, 2020, the Company had a net loss of $778,000, $0.30 loss per share, compared to a net income of $430,000, $0.17 income per share, for the same period last year. As mentioned previously, the primary reason for the net loss in the third quarter 2020, compared to net income in the third quarter 2019, was an increase in P&C segment claims driven by an increase in insured losses from cat events, primarily from Hurricane Laura and Hurricane Sally. During August 2020, the P&C segment was impacted by Hurricane Laura. The P&C segment was impacted by Hurricane Sally in September 2020. Hurricane Laura primarily caused damage to property of our policyholders in Louisiana and accounted for $11,476,000 or 75.8% of all gross reported losses from catastrophe events during the third quarter of 2020. On a net basis, Hurricane Laura accounted for $2,072,000 of reported catastrophe losses during the third quarter of 2020. Hurricane Sally primarily caused damage to property of our policyholders in Alabama and accounted for $2,418,000 or 16.0% of all gross reported losses from catastrophe events during the third quarter of 2020. On a net basis, Hurricane Sally accounted for $2,000,000 of reported catastrophe losses during the third quarter of 2020.

Pretax Income (Loss) from Operations:
For the three months ended September 30, 2020, our pretax loss from operations was $2,413,000 compared to a pretax income from operations of $662,000 for the three months ended September 30, 2019; a decrease of $3,075,000. We experienced elevated weather related losses in both years, however, as discussed above, an increase in cat losses in our P&C segment was the primary reason for the higher loss from operations, in the third quarter of 2020, compared to the same period last year.

P&C Segment Combined Ratio:
The P&C segment ended the third quarter of 2020 with a GAAP basis combined ratio of 118.7%. Reported catastrophe losses, net of reinsurance recoveries, totaled $5,319,000 for the quarter and added 38.1 percentage points to the combined ratio. In comparison, the P&C segment ended the third quarter of 2019 with a GAAP basis combined ratio of 99.9% with $1,942,000 in reported catastrophe losses increasing the combined ratio by 14.1 percentage points. Partially offsetting the increase in reported catastrophe losses in the third quarter of 2020 was a reduction in reported fire losses of $1,030,000. Reported fire losses for the third quarter of 2020 totaled $2,371,000 and added 17.0 percentage points to the third quarter 2020 combined ratio. In comparison, third quarter 2019 reported fire losses totaled $3,401,000 and added 24.7 percentage points to the third quarter 2019 combined ratio.

Nine-month period ended September 30, 2020 compared to nine-month period ended September 30, 2019

Premium Revenue:
For the nine-month period ended September 30, 2020, net premiums earned were up $499,000 at $45,416,000 compared to $44,917,000 during the same period last year. The increase in premium revenue was primarily driven by an increase in net earned premium in the P&C segment of $640,000 or 1.6%. The increase in P&C segment net earned premium was primarily attributable to a 4.2% increase in gross earned premium in our dwelling fire program due to rate increases in the program over the past twelve months. As mentioned previously, the increased frequency of weather related losses over the past five years has driven the need to increase rates in states and programs that have been most impacted by this persistent pattern of severe weather.

Investment Gains:
Investment gains for the nine-month period ended September 30, 2020 were $988,000 compared to investment gains of $2,120,000 for the same period last year. The primary reason for the investment gain, in 2020, was a gain on available-for-sale fixed maturities of $1,107,000 compared to a loss on available-for-sale fixed maturities of $9,000 for the same period last year. In the first nine months of 2020, an increase in value of COLI investments totaled $165,000 compared to an increase of $256,000 for the same period last year. Partially offsetting the 2020 investment gains was a decline in value of our equity investments totaling $272,000 compared to an increase in value of equity investments of $72,000, in 2019. Investment gains in 2019 were also positively impacted by a realized gain on COLI of $1,792,000.

Net Income (Loss):
For the nine months ended September 30, 2020, the Company had a net loss of $6,364,000, $2.51 loss per share, compared to net income of $2,286,000, $0.90 income per share, for the same period last year. As mentioned previously, the primary reason for the 2020 net loss, compared to the 2019 net income, was a significant increase in property and casualty insured losses. The increase in P&C subsidiary losses was primarily driven by an increase in catastrophe losses from severe weather events in April of 2020 coupled with losses from Hurricanes Laura and Sally in the third quarter of 2020.

Pretax Income (Loss) from Operations:
For the nine months ended September 30, 2020, our pretax loss from operations was $9,089,000 compared to a pretax income from operations of $208,000 for the nine months ended September 30, 2019; a decrease of $9,297,000. As discussed above, an increase in claim activity in our P&C segment was the primary reason for the loss from operations, in the first nine months of 2020, compared to the same period last year.

P&C Segment Combined Ratio:
The P&C segment ended the first nine months of 2020 with a GAAP basis combined ratio of 126.4%. Reported catastrophe losses, net of reinsurance recoveries, totaled $17,310,000 and added 41.8 percentage points to the combined ratio. In comparison, the P&C segment ended the first nine months of 2019 with a GAAP basis combined ratio of 102.5% with $4,805,000 in reported catastrophe losses increasing the combined ratio by 11.8 percentage points. Partially offsetting the increase in reported catastrophe losses, in 2020, was a reduction in reported fire losses of $1,416,000. Reported fire losses for the first nine months of 2020 totaled $8,930,000 and added 21.5 percentage points to the 2020 combined ratio. In comparison, 2019 reported fire losses totaled $10,346,000 and added 25.4 percentage points to the 2019 combined ratio. In addition, non-catastrophe wind and hail losses were down $227,000 in 2020 compared to 2019. Reported non-catastrophe wind and hail losses for the first nine months of 2020 totaled $6,564,000 and added 15.8 percentage points to the 2020 combined ratio. In comparison, non-catastrophe wind and hail losses reported during the first nine months of 2019 totaled $6,791,000 and added 16.7 percentage points to the 2019 combined ratio.

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

Our life subsidiary, NSIC, does have exposure to an increase in death claims associated with COVID-19. While we have paid death claims associated with COVID-19, we have not experienced a notable increase in the overall frequency of death claims. While the virus continues to pose some risk to increased claims in our life insurance operations, we believe this impact is mitigated due to our low leverage and small face value life insurance policies in-force. Our typical life insurance policy carries face amounts of $10,000 or less, though we do retain face amounts up to $50,000. We maintain reinsurance coverage in NSIC for whole life policies in excess of $50,000. To further mitigate risk during the pandemic, we have added additional underwriting procedures and limited new business sale promotions.

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

Overview - Balance Sheet highlights at September 30, 2020 compared to December 31, 2019

Selected Balance Sheet Highlights	September 30, 2020	December 31, 2019
($ in thousands, except per share)	UNAUDITED
Invested Assets	$104,979	$118,969
Cash	$15,057	$11,809
Total Assets	$155,556	$153,934
Policy Liabilities	$85,806	$78,472
Total Debt	$14,174	$14,164
Accumulated Other Comprehensive Income	$2,872	$2,443
Shareholders' Equity	$47,062	$53,461
Book Value Per Share	$18.59	$21.12
Invested Assets:
Invested assets as of September 30, 2020 were $104,979,000 compared to $118,969,000 as of December 31, 2019; a decrease of 11.8%. The decrease in invested assets was primarily due to the sale of available-for-sale fixed maturity securities and equity securities to meet the liquidity requirements of increased claim activity in the P&C segment, during the first nine months of 2020 compared to December 31, 2019.

Cash:
The Company, primarily through its insurance subsidiaries, had $15,057,000 in cash and cash equivalents at September 30, 2020, compared to $11,809,000 at December 31, 2019. Cash increased $3,248,000 in the first nine months of 2020 primarily due to sale of available-for-sale fixed maturity securities for the payment of weather related losses in our P&C subsidiary. Cash fluctuated significantly during the third quarter due to timing differences in the payment of weather related insurance claims and recoveries from reinsurers under our catastrophe reinsurance agreement.

Total Assets:
Total assets as of September 30, 2020 were $155,556,000 compared to $153,934,000 at December 31, 2019. An increase in cash and reinsurance recoverables offset the decline in fixed maturity securities, contributing to the moderate increase in total assets in the first nine months of 2020 compared to total assets at December 31, 2019.

Policy Liabilities:
Policy related liabilities were $85,806,000 at September 30, 2020, compared to $78,472,000 at December 31, 2019; an increase of $7,334,000 or 9.3%. The primary reasons for the increase in policy liabilities were a $3,624,000 increase in P&C segment loss reserves and an increase of $3,210,000 in unearned premiums. P&C segment loss reserves were up, in 2020 compared to 2019, due to an increase in weather related claim activity. Due to the timing of insurance renewals and new business issuance across our entire book of P&C segment business, unearned premium tends to peak during the second and third quarters and decline during the fourth quarter when new policy issuance and annual policy renewals reach a seasonal low. This was the primary factor contributing to the increase in unearned premium at September 30, 2020 compared to December 31, 2019.

Debt Outstanding:
Total debt at September 30, 2020 was virtually unchanged at $14,174,000 compared to $14,164,000 at December 31, 2019.

Shareholders' Equity:
Shareholders' equity as of September 30, 2020 was $47,062,000, down $6,399,000, compared to December 31, 2019 Shareholders' equity of $53,461,000. Book value per share was $18.59 at September 30, 2020, compared to $21.12 per share at December 31, 2019; a decline of 12.0% or $2.53 per share. The primary factors contributing to the decrease in both book value per share and Shareholders' equity were a net loss of $6,364,000 and shareholder dividends paid of $455,000. Partially offsetting these decreases was accumulated other comprehensive income of $429,000. The accumulated comprehensive income was primarily driven by increases in market value of our corporate bond investments available-for-sale.

Release of Information on Fourth Quarter Events - Hurricane Delta and Hurricane Zeta Catastrophe Claims:
In addition to our third quarter earnings release, we are releasing our preliminary loss estimates from Hurricane Delta and Hurricane Zeta which will impact our fourth quarter earnings. We emphasize that no provision for losses from Hurricane Delta and Hurricane Zeta catastrophe claims have been made in our third quarter results presented above as these events occurred in the fourth quarter of 2020.

On October 9, 2020, Hurricane Delta made landfall near Creole, Louisiana in Cameron Parish as a category 2 storm. This was the second hurricane landfall in Cameron Parish in 2020 as Hurricane Laura made landfall less than 15 miles west in late August. Hurricane Delta had maximum sustained winds of 100 mph at landfall and was a record tenth tropical cyclone to impact the continental U.S. during the 2020 Atlantic hurricane season. As of November 10, 2020, Hurricane Delta has produced 436 claims totaling $2,488,000. Net of reinsurance recoveries, we expect pre-tax losses from Hurricane Delta to be in the range of $2,500,000 to $3,000,000.

On October 28, 2020, Hurricane Zeta made landfall near Cocodrie, Louisiana, in Terrebonne Parish as a category 2 storm. Hurricane Zeta had maximum sustained winds of 110 mph at landfall and became the fifth named storm to impact Louisiana in 2020. Hurricane Zeta was fast moving over land and maintained category 1 strength through Mississippi and parts of Alabama. As of November 10, 2020, Hurricane Zeta has produced 1,057 claims totaling $4,177,000. We expect pre-tax gross losses from Hurricane Zeta to be in the range of $5,500,000 to $6,500,000. Net of reinsurance recoveries, our pre-tax losses from Hurricane Zeta will be $4,000,000.

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended September 30, 2020 and 2019:

($ in thousands)	Three months ended September 30,		Percent
	2020	2019	increase (decrease)
Life, accident and health segment premiums earned:
Traditional life insurance	$978	$1,008	(3.0)%
Accident and health insurance	539	584	(7.7)%
Gross life, accident and health	1,517	1,592	(4.7)%
Reinsurance premium ceded	(14)	(11)	27.3%
Net life, accident and health premiums earned	$1,503	$1,581	(4.9)%

Property and Casualty segment premiums earned:
Dwelling fire & extended coverage	$10,103	$9,644	4.8%
Homeowners (Including mobile homeowners)	5,120	5,178	(1.1)%
Other liability	562	560	0.4%
Gross property and casualty	15,785	15,382	2.6%
Reinsurance premium ceded	(1,999)	(1,754)	14.0%
Net property and casualty premiums earned	$13,786	$13,628	1.2%

Consolidated gross premiums earned	$17,302	$16,974	1.9%
Reinsurance premium ceded	(2,013)	(1,765)	14.1%
Consolidated net premiums earned	$15,289	$15,209	0.5%

Consolidated net premium earned was up 0.5% for the quarter ended September 30, 2020, at $15,289,000 compared to $15,209,000 for the same period last year. The increase in net premium earned was due to a 1.2% increase in net premium earned in the P&C segment. The increase in P&C segment net earned premium was primarily attributable to a 4.8% increase in gross earned premium in our dwelling fire program. Rate increases implemented in areas impacted by increased severe weather over the past five years was the primary driver of the increase in premium revenue.

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the three months ended September 30, 2020 and 2019:

($ in thousands)	Three months ended September 30,
	2020	2019
Fixed maturities	$824	$960
Equity securities	30	19
Mortgage loans on real estate	1	2
Policy loans	36	37
Other	28	6
	919	1,024
Less: Investment expenses	35	35
Net investment income	$884	$989

For the three months ended September 30, 2020, net investment income was $884,000 compared to $989,000 for the same period in 2019; a decrease of $105,000 or 10.6%. Lower interest rates coupled with a decrease in invested assets in 2020 was the primary contributor to the decline in interest income.

Investment Gains (Losses):
The table below provides investment gains and losses for the three months ended September 30, 2020 and 2019:

($ in thousands)	Three months ended September 30,
	2020	2019
Realized gains (losses) on fixed maturities	$1,091	$(24)
Gains on trading securities	5	1
Change in fair value of equity securities	223	(80)
Change in surrender value of company owned life insurance	125	(14)
Other losses principally real estate	(14)	—
Net investment gains (losses)	$1,430	$(117)
Net investment gains, for the three months ended September 30, 2020, were $1,430,000 compared to net investment losses of $117,000 for the same period in 2019; an increase of $1,547,000. A primary reason for the increase in third quarter 2020 investment gains, compared to third quarter 2019 investment losses was gains on fixed maturities totaling $1,091,000 compared to losses on fixed maturities totaling $24,000, in the third quarter of 2019. In addition, an increase in value of our equity investments totaled $223,000, in the third quarter of 2020, compared to unrealized losses on equity investments of $80,000, in the third quarter of 2019. In third quarter 2020, we had investment gains from an increase in underlying investments in our COLI of $125,000 compared to a loss of $14,000 for the same period last year.

Other Income:
Other income was comparable at $162,000 for the three months ended September 30, 2020, compared to $148,000 for the same period last year; an increase of $14,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $13,303,000 for the third quarter of 2020, compared to $9,750,000 for the same period last year; an increase of $3,553,000 or 36.4%. Claims as a percentage of premium earned was 87.0% in the third quarter of 2020 compared to 64.1% in the third quarter of 2019. The primary reason for the increase in claims was a $4,746,000 increase in P&C segment reported weather related claims. This increase was partially offset by a decrease in fire claims totaling $1,030,000.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three month periods ended September 30, 2020 and 2019:

For the three months ended September 30, 2020			For the three months ended Septmber 30, 2019
($ in thousands) Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 2012 (Jan 10-12)	$(15)	1	Cat 1916 (Feb 23-26)	$(4)	3
Cat 2014 (Feb 5-8)	1	2	Cat 1918 (Mar 3-4)	22	3
Cat 2016 (Mar 2-4)	26	5	Cat 1920 (Mar 23-25)	72	16
Cat 2018 (Mar 27-30)	29	4	Cat 1923 (Apr 12-15)	7	2
Cat 2019 (Apr 7-9)	25	4	Cat 1924 (Apr 17-20)	14	6
Cat 2020 (Apr 10-14)	120	18	Cat 1926 (Apr 30-May 2)	36	13
Cat 2021 (Apr 18-20)	47	9	Cat 1927 (May 7-10)	95	17
Cat 2022 (Apr 21-24)	66	8	Cat 1931 (May 20-22)	155	41
Cat 2024 (Apr 27-30)	23	5	Cat 1943 (July 10-18)	995	242
Cat 2025 (May 2-3)	(1)	1	Cat 1954 (Aug 28-Sept 6)	464	128
Cat 2026 (May 4-5)	141	34
Cat 2027 (May 7-8)	4	1
Cat 2028 (May 13-15)	34	3
Cat 2030 (May 20-24)	58	6
Cat 2037 (June 6-9)	40	3
Cat 2040 (July 10-12)	519	68
Cat 2044 (July 30-Aug 4)	104	25
Cat 2050 (Aug 26-28)	11,476	758
Cat 2063 (Sept 14-16)	2,418	543
Misc cats less than $100k	26	4	Misc cats less than $100k	86	23
Total Before Reinsurance	$15,141	1,502	Total Cat Losses	$1,942	494
Less: Reinsurance Recoveries	(9,822)
Total Net Cat Losses	$5,319

Non-Cat Wind & Hail	$2,976	621	Non-Cat Wind & Hail	$1,607	382
During the third quarter of 2020, the P&C segment was impacted by five catastrophe events and development on 20 catastrophe events from first and second quarter of 2020 producing 1,502 policyholder claims totaling $5,319,000, net of reinsurance recoveries. In comparison, the P&C segment was impacted by three catastrophe events during the third quarter of 2019 and development on 16 catastrophe events from first and second quarter 2019 from 494 claims totaling $1,942,000. During the third quarter of 2020, NSFC was negatively impacted by Hurricane Laura (Cat 2050) and Hurricane Sally (Cat 2063). Hurricane Laura primarily impacted policyholders in Louisiana while Hurricane Sally primarily impacted policyholders in Alabama. These two hurricanes generated $13,894,000 in gross insured losses ($4,072,000 net of reinsurance) during the third quarter of 2020 from 1,301 reported claims through September 30, 2020. Hurricane Laura and Hurricane Sally added 29.2 percentage points to the third quarter 2020 P&C combined ratio and accounted for 76.6% of all reported losses from catastrophe events during the third quarter of 2020. In comparison, in the third quarter of 2019, we incurred losses from Hurricane Barry (Cat 1943) and Hurricane Dorian (Cat 1954) totaling $1,459,000 from 370 reported claims. The reported losses from Hurricane Barry and Hurricane Dorian added 10.6 percentage points to the third quarter 2019 P&C combined ratio and accounted for 75.1% of all reported losses from catastrophe events during the third quarter of 2019.

Non-catastrophe wind and hail claims reported in the third quarter of 2020 totaled $2,976,000 compared to non-catastrophe wind and hail claims reported in the third quarter of 2019 totaling $1,607,000; an increase of $1,369,000. During the third quarter of 2020, the P&C segment had 621 non-cat wind and hail claims reported (an average of $4,800 per claim) compared to 382 non-cat wind and hail claims reported during the third quarter of 2019 (an average of $4,200 per claim). Non-cat wind and hail claims reported during the third quarter of 2020 accounted for 25.1% of total P&C segment incurred losses in the current year and added 21.3 percentage points to the 2020 P&C segment combined ratio. Non-cat wind and hail claims reported during the third quarter of 2019 accounted for 18.8% of total P&C segment incurred losses in 2019 and added 11.7 percentage points to the 2019 P&C segment combined ratio.

Reported fire losses in the third quarter of 2020 were down $1,030,000 or 30.3% compared to fire losses reported during the third quarter of 2019. The P&C segment had 93 fire losses reported in the third quarter of 2020 totaling $2,371,000 compared to 128 claims reported in the third quarter of 2019 totaling $3,401,000. The average cost per claim was $25,500 for fire losses reported in the third quarter of 2020 compared to $26,600 for fire losses reported in the third quarter of 2019. Fire losses reported during the third quarter of 2020 added 17.0 percentage points to the P&C segment combined ratio while fire losses reported during the third quarter of 2019 added 24.7 percentage points to the P&C segment combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended September 30, 2020, policy acquisition costs were $2,329,000 compared to $2,811,000 for the same period last year; a decrease of $482,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 15.2% in the third quarter of 2020 compared to 18.5% for the same period last year. The primary reason for the decrease in the third quarter of 2020 compared to the third quarter of 2019 was the reduction of bonus commissions to agents.

General Expenses:
General and administrative expenses were comparable at $2,312,000 in the third quarter of 2020, compared to $2,226,000 for the same period last year. As a percent of earned premium, general and administrative expenses were 15.1% and 14.6% at September 30, 2020 and 2019, respectively.

Taxes, Licenses and Fees:
For the quarter ended September 30, 2020 and 2019, insurance taxes, licenses and fees were $604,000. As a percent of earned premium, insurance taxes, licenses and fees were 4.0% in the third quarter of 2020 and 2019.

Interest Expense:
Interest expense was $200,000 for the three months ended September 30, 2020, compared to $293,000 for the three months ended September 30, 2019. A reduction in total debt outstanding and a decrease in interest on long-term debt over the past twelve months was the primary factor contributing to the $93,000 decrease.

Income Taxes (Benefits):
For the three months ended September 30, 2020, the Company had a loss before income taxes of $983,000 compared to income before income taxes of $545,000 for the same period last year. The $205,000 tax benefit for the third quarter of 2020 consisted of current tax expense of $21,000 and deferred tax benefit of $226,000. The $115,000 tax expense for 2019 consisted of current tax expense of $190,000 and deferred tax benefit of $75,000. The effective tax rate for the third quarter of 2020 was 20.9% compared to 21.1% for the third quarter of 2019.

Net Income (Loss):
The Company ended the third quarter of 2020 with a net loss of $778,000 compared to net income of $430,000 for the same period last year. The primary factor contributing to the $1,208,000 decrease was the $3,553,000 increase in third quarter 2020 policyholder benefits and settlement expenses, primarily in the P&C segment, discussed in detail in the preceding commentary in this discussion.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

Premium Revenue:
The table below provides earned premium revenue by segment for the nine months ended September 30, 2020 and 2019:

($ in thousands)	Nine months ended September 30,		Percent
	2020	2019	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$3,165	$3,249	(2.6)%
Accident and health insurance	1,326	1,376	(3.6)%
Gross life, accident and health	4,491	4,625	(2.9)%
Reinsurance premium ceded	(71)	(64)	10.9%
Net life, accident and health premiums earned	$4,420	$4,561	(3.1)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$29,591	$28,401	4.2%
Homeowners (Including mobile homeowners)	15,281	15,585	(2.0)%
Other liability	1,671	1,654	1.0%
Gross property and casualty	46,543	45,640	2.0%
Reinsurance premium ceded	(5,547)	(5,284)	5.0%
Net property and casualty premiums earned	$40,996	$40,356	1.6%

Consolidated gross premiums earned	$51,034	$50,265	1.5%
Reinsurance premium ceded	(5,618)	(5,348)	5.0%
Consolidated net premiums earned	$45,416	$44,917	1.1%

Consolidated net premium earned was up 1.1% for the nine month period ended September 30, 2020, at $45,416,000 compared to $44,917,000 for the same period last year. The increase in net premium earned was due to a 1.6% increase in net premium earned in the P&C segment. The increase in P&C segment net earned premium was primarily attributable to a 4.2% increase in gross earned premium in our dwelling fire program.

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

Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000
Catastrophe Aggregate	100% of $2,000,000 in excess of $2,000,000 aggregate annual deductible

Additional details regarding the structure of our 2020 catastrophe reinsurance program can be found in Note 9 to the Consolidated Financial Statements.

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the nine months ended September 30, 2020 and 2019:

($ in thousands)	Nine months ended September 30,
	2020	2019
Fixed maturities	$2,696	$2,831
Equity securities	102	66
Mortgage loans on real estate	5	6
Investment real estate	1	3
Policy loans	108	106
Other	6	13
	2,918	3,025
Less: Investment expenses	109	117
Net investment income	$2,809	$2,908

For the nine months ended September 30, 2020, net investment income was $2,809,000 compared to $2,908,000 for the same period in 2019; a decrease of $99,000 or 3.4%.

Investment Gains (Losses):
The table below provides investment gains and losses for the nine months ended September 30, 2020 and 2019:

($ in thousands)	Nine months ended September 30,
	2020	2019
Realized gains (losses) on fixed maturities	$1,107	$(9)
Gains (losses) on trading securities	(1)	9
Change in fair value of equity securities	(272)	72
Change in surrender value of company owned life insurance	165	256
Realized gain on company owned life insurance	—	1,792
Other losses principally real estate	(11)	—
Net investment gains	$988	$2,120
Net investment gains, for the nine months ended September 30, 2020, were $988,000 compared to net investment gains of $2,120,000 for the same period in 2019; a decrease of $1,132,000. The primary reason for 2020 investment gains, was a gain on available-for-sale fixed maturities of $1,107,000 compared to a loss on available-for-sale fixed maturities of $9,000 for the same period last year. In the first nine months of 2020, an increase in value of COLI investments totaled $165,000 compared to an increase of $256,000 for the same period last year. Offsetting the net investment gains, in the first nine months of 2020, were unrealized losses due to change in market value of equity investments totaling $272,000 compared to unrealized gains in equity investments of $72,000 in the first nine months of 2019. Investment gains in 2019 were also positively impacted by a realized gain on COLI of $1,792,000.

Other Income:
Other income was comparable at $450,000 for the nine months ended September 30, 2020, compared to $440,000 for the same period last year; an increase of $10,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $40,622,000 for the nine months ended September 30, 2020, compared to $29,673,000 for the same period last year; an increase of $10,949,000 or 36.9%. Claims as a percentage of premium earned was 89.4% in 2020 compared to 66.1% in 2019. The primary reason for the increase in claims was a $12,505,000 increase in P&C segment catastrophe weather claims. This increase was partially offset by decreases in reported non-catastrophe weather claims and reported fire losses totaling $227,000 and $1,416,000, respectively.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the nine-month periods ended September 30, 2020 and 2019:

For the nine months ended September 30, 2020			For the nine months ended September 30, 2019
($ in thousands) Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 2012 (Jan 10-12)	$1,337	314	Cat 1916 (Feb 23-26)	$292	84
Cat 2014 (Feb 5-8)	631	161	Cat 1918 (Mar 3-4)	741	75
Cat 2016 (Mar 2-4)	335	76	Cat 1920 (Mar 23-25)	147	29
Cat 2018 (Mar 27-30)	386	39	Cat 1923 (Apr 12-15)	569	120
Cat 2019 (Apr 7-9)	202	34	Cat 1924 (Apr 17-20)	317	75
Cat 2020 (Apr 10-14)	3,928	561	Cat 1926 (Apr 30-May 2)	209	35
Cat 2021 (Apr 18-20)	1,962	303	Cat 1927 (May 7-10)	601	102
Cat 2022 (Apr 21-24)	1,739	229	Cat 1931 (May 20-22)	155	41
Cat 2024 (Apr 27-30)	156	31	Cat 1943 (July 10-18)	995	242
Cat 2025 (May 2-3)	219	31	Cat 1954 (Aug 28-Sept 6)	464	128
Cat 2026 (May 4-5)	610	112
Cat 2027 (May 7-8)	101	21
Cat 2028 (May 13-15)	144	28
Cat 2030 (May 20-24)	285	57
Cat 2037 (June 6-9)	318	61
Cat 2040 (July 10-12)	519	68
Cat 2044 (July 30-Aug 4)	104	25
Cat 2050 (Aug 26-28)	11,476	758
Cat 2063 (Sept 14-16)	2,418	543
Misc cats less than $100k	262	52	Misc cats less than $100k	315	82
Total Before Reinsurance	$27,132	3,504	Total Cat Losses	$4,805	1,013
Less: Reinsurance Recoveries	(9,822)
Total Net Cat Losses	$17,310

Non-Cat Wind & Hail	$6,564	1,437	Non-Cat Wind & Hail	$6,791	1,672
During the first nine months of 2020, the P&C segment was impacted by 25 catastrophe events producing 3,504 policyholder claims totaling $17,310,000 net of reinsurance recoveries. In comparison, the P&C segment was impacted by 19 catastrophe events during the first nine months of 2019 from 1,013 claims totaling $4,805,000. During 2020, the P&C segment had multiple severe weather events that contributed to elevated insured losses due to damage from strong winds, hail and tornadoes. Reported losses from the three largest non-hurricane catastrophe events (all occurring in April) coupled with reported losses from Hurricane Laura (Cat 2050) and

Hurricane Sally (Cat 2063) totaled $11,701,000, net of reinsurance recoveries. The three April 2020 cat events accounted for 44.1% of all reported catastrophe event claims through September 30, 2020 and added 18.4 percentage points to the current year P&C segment combined ratio. Net of reinsurance, Hurricane Laura and Hurricane Sally accounted for 23.5% of all reported catastrophe event claims through September 30, 2020 and added 9.8 percentage points to the 2020 P&C segment combined ratio. In comparison, reported losses in the P&C segment from Hurricane Barry (Cat 1943) and Hurricane Dorian (Cat 1954), in 2019, totaled $1,459,000 and accounted for 30.4% of all reported catastrophe event claims through September 30, 2019. Hurricane Barry and Hurricane Dorian added 3.6 percentage points to the 2019 P&C segment combined ratio.

Non-catastrophe wind and hail claims reported in 2020 totaled $6,564,000 compared to non-catastrophe wind and hail claims reported in 2019 totaling $6,791,000; a decrease of $227,000. During the first nine months of 2020, the P&C segment had 1,437 non-cat wind and hail claims reported (an average of $4,600 per claim) compared to 1,672 non-cat wind and hail claims reported during the first nine months of 2019 (an average of $4,100 per claim). Non-cat wind and hail claims reported during 2020 accounted for 17.6% of total P&C segment incurred losses in the current year and added 15.8 percentage points to the 2020 P&C segment combined ratio. Non-cat wind and hail claims reported during 2019 accounted for 26.0% of total P&C segment incurred losses in 2019 and added 16.7 percentage points to the 2019 P&C segment combined ratio.

Reported fire losses in the first nine months of 2020 were down $1,416,000 or 13.7% compared to fire losses reported during the first nine months of 2019. The P&C segment had 292 fire losses reported in 2020 totaling $8,930,000 compared to 363 claims reported in 2019 totaling $10,346,000. The average cost per claim was $30,600 for fire losses reported in 2020 compared to $28,500 for fire losses reported in 2019. Fire losses reported during 2020 added 21.5 percentage points to the P&C segment combined ratio while fire losses reported during 2019 added 25.4 percentage points to the P&C segment combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the nine months ended September 30, 2020, policy acquisition costs were $8,364,000 compared to $8,641,000 for the same period last year; a decrease of $277,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 18.4% in the first nine months of 2020 compared to 19.2% for the same period last year. A decline in agent contingent commissions was the primary factor contributing to the decline in policy acquisition cost.

General Expenses:
General and administrative expenses were $6,199,000 in 2020 compared to $6,974,000 for the same period last year. As a percent of earned premium, general and administrative expenses were 13.6% and 15.5% at September 30, 2020 and 2019, respectively. The $775,000 decrease in general and administrative expenses, in 2020 compared to 2019, was primarily due to a decline in the company's liability in deferred compensation plans coupled with a decrease in actuarial fees.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were comparable at $1,919,000 for the nine months ended September 30, 2020, compared to $1,890,000 for the same period in 2019; an increase of $29,000. As a percent of earned premium, insurance taxes, licenses and fees were 4.2% in the first nine months of 2020 and 2019.

Interest Expense:
Interest expense for the first nine months of 2020 was $660,000 compared to $879,000 for the same period in 2019; a decrease of 24.9%. A reduction in total debt outstanding over the past twelve months, coupled with a decline in our interest rate on long-term debt, was the primary factor contributing to the $219,000 decrease.

Income Taxes (Benefits):
For the nine months ended September 30, 2020, the Company had a loss before income taxes of $8,101,000 compared to income before income taxes of $2,328,000 for the same period last year. The $1,737,000 tax benefit for 2020 consisted of current tax benefit of $1,312,000 and deferred tax benefit of $425,000. The $42,000 tax expense for 2019 consisted of current tax expense of $287,000 and deferred tax benefit of $245,000. The effective tax rate for 2019 was significantly lower compared to 2020 due to the gain on COLI benefits received in 2019 which is not subject to federal income tax.

Net Income (Loss):
The Company ended the first nine months of 2020 with a net loss of $6,364,000 compared to net income of $2,286,000 for the same period last year. The primary factor contributing to the $8,650,000 decrease was the $10,949,000 increase in policyholder benefits and settlement expenses, primarily in the P&C segment, mentioned previously.

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
Virtually all invested assets of the Company are held in the insurance subsidiaries. As of September 30, 2020, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

($ in thousands) Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$260	$—	$260	0.31%
Maturity in 1-5 years	18,449	20	18,469	22.11%
Maturity in 5-10 years	26,124	3	26,127	31.27%
Maturity after 10 years	37,699	996	38,695	46.31%
	$82,532	$1,019	$83,551	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some fixed maturity securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,258,000, or 4.9%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,134,000, or 4.8%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset/liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At September 30, 2020, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $47,062,000, down $6,399,000, compared to $53,461,000 at December 31, 2019.  During the nine months ended September 30, 2020, shareholders' equity was decreased by a net loss of $6,364,000, comprehensive income due to changes in value of fixed maturity securities of $1,009,000 and a comprehensive loss of $580,000 related to change in value of interest rate swaps. Equity was also increased by common stock issued of $25,000. Equity was reduced $34,000 by the purchase of 2,364 common stock shares held as treasury stock and by cash dividends paid totaling $455,000.

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

The Company, primarily through its insurance subsidiaries, had $15,057,000 in cash and cash equivalents at September 30, 2020, compared to $9,085,000 at September 30, 2019. Cash used in operating activities decreased cash by $12,220,000 during the nine months ended September 30, 2020. The decrease in cash from operating activities was primarily related to the net loss for the period which was triggered by an increase in claims and claims related expenses in the P&C segment from spring storms during the second quarter and hurricane losses during the third quarter. Cash provided by operating activities increased cash by $3,425,000 for the nine months ended September 30, 2019. The increase in cash from operating activities was driven by refunds of federal income tax overpayment along with changes in other assets and reinsurance recoveries. Net cash provided by investing activities totaled $15,932,000 for the nine months ended September 30, 2020, compared to $385,000 in 2019. The increase in cash from investing activities was related to maturities, some increases in prepayments on mortgage backed securities and sales of investments to maintain adequate liquidity to settle P&C segment hurricane claims. Net cash provided by investing activities in 2019 primarily consisted of maturities of investments in which reinvestment was delayed in order to increase liquidity during hurricane season. Net cash used in financing activities totaled $464,000 for the nine months ended September 30, 2020, compared to $401,000 for the same period last year. During the nine months ended September 30, 2020, the Company paid $455,000 in dividends to shareholders.

The Holding Company had $1,995,000 in cash at September 30, 2020. The Holding Company primarily relies on cash from subsidiaries to meet its obligations, including payment of dividends to shareholders along with interest and principal on outstanding debt. Currently the Holding Company has adequate liquidity on hand to meet its anticipated obligations through 2021. Cash and cash equivalents held by the insurance subsidiaries at September 30, 2020 totaled $5,620,000 for the P&C subsidiary and $7,367,000 for the Life subsidiary.

The Company had a total of $13,674,000 of long-term debt outstanding as of September 30, 2020, compared to $13,664,000 at December 31, 2019, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $198,000 and $208,000, respectively.

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
Our P&C segment is the primary source of dividends to the holding company. Consideration of insurance subsidiary growth opportunities, regulatory capital adequacy, rating agency impact and holding company debt reduction, among other items, are factors that influence our subsidiary dividend requirements. While we have made significant progress in recent years, continued strengthening capital levels in the insurance subsidiaries and reduction of debt remains a top priority. However, a decline in regulatory capital in our P&C subsidiary in 2020 due to increased catastrophe loss frequency will limit our ability to prepay any debt obligations beyond what is required for at least the next two years.

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited consolidated financial statements included in our 2019 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2020 is statutorily limited to $1,624,000 in the life insurance subsidiary and $3,626,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company did not receive any dividends from its subsidiaries during the nine months ended September 30, 2020. Due to a decline in statutory surplus in our P&C subsidiaries over the first nine months of 2020 due to an increase in catastrophe losses, we do not expect to pay any dividends from these subsidiaries for at least the next twelve months as our primary focus will be on rebuilding statutory surplus.
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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $5,030,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its September 30, 2020 value, the fair value of the Company's common stock investments would decrease by approximately $503,000.

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

It should be noted that the impact of the COVID-19 pandemic has added a new element of uncertainty surrounding market risk in our investment portfolio. The extent of short and long term economic damage from the global shutdown due to this pandemic remains unknown due to uncertainty surrounding both the duration of the pandemic and speed at which the US and global economies can fully resume some level of normalcy. The increased risk associated with the COVID-19 pandemic continues to be difficult to quantify due to these uncertainties.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table sets forth information regarding the repurchase of shares of our common stock during the nine months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (a)
Jan. 1 - Jan. 31, 2020	349	$15.80	785	$987,870
Feb. 1 - Feb. 29, 2020	—	—	785	$987,870
Mar. 1 - Mar. 31, 2020	89	11.01	874	$986,890
Apr. 1- Apr. 30, 2020	812	15.09	1,686	$974,639
May 1 - May 21, 2020	33	14.74	1,719	$974,153
Jun. 1 - Jun. 30, 2020	148	15.15	1,867	$497,758
Jul. 1 - Jul. 21, 2020	779	14.60	2,646	$486,385
Aug. 1 - Aug. 31, 2020	—	—	2,646	$486,385
Sep. 1 - Sep. 30, 2020	154	11.98	2,800	$484,540
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

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
     None

Item 5. Other Information
     None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
July 17, 2020	July 17, 2020	Press release, dated July 17, 2020, issued by The National Security Group, Inc.
July 20, 2020	July 20, 2020	Press release, dated July 20, 2020, issued by The National Security Group, Inc.
July 17, 2020	July 21, 2020	Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
August 13, 2020	August 13, 2020	Press release, dated August 13, 2020, issued by The National Security Group, Inc.
September 15, 2020	September 15, 2020	Press release, dated September 15, 2020, issued by The National Security Group, Inc.

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

Date: November 13, 2020