Form 10-K
period 2020-12-31
NATIONAL SECURITY GROUP INC
filed 2021-03-19
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

  (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $14,228,029.

Class	Outstanding March 19, 2021

Common Stock $1.00 par value	2,530,370 shares

Documents incorporated by reference in this Form 10-K

i.Definitive proxy statement for the 2020 Annual Meeting of Stockholders to be held May 21, 2021 is incorporated by reference into Part III of this report. The proxy statement will be filed no later than 120 days from December 31, 2020.

ii.Current Report on Form 8-K for event occurring on February 26, 2021 is incorporated into Part IV of this report.

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

The property and casualty subsidiaries of the Company, National Security Fire and Casualty (NSFC), and Omega One Insurance Company (Omega), primarily write personal lines dwelling coverage including dwelling fire and windstorm, homeowners and mobile homeowners lines of insurance in ten states. Property and casualty insurance is the most significant industry segment, accounting for 91.5% of gross earned premium.

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

The following table indicates allocation of direct premium written by state for the years ended December 31, 2020 and 2019:

($ in thousands)	Percent of Direct Written Premium
State	2020		2019
Alabama	$16,770	26.7%	$16,159	26.2%
Arkansas	1,649	2.6%	1,699	2.7%
Georgia	11,577	18.4%	10,913	17.7%
Louisiana	4,300	6.8%	4,430	7.2%
Mississippi	11,213	17.8%	10,889	17.7%
Oklahoma	7,206	11.5%	7,177	11.7%
South Carolina	7,069	11.2%	7,004	11.4%
Tennessee	3,161	5.0%	3,307	5.4%
	$62,945	100.0%	$61,578	100.0%
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

The following table sets forth the premiums earned (net of reinsurance) during the periods reported for the property and casualty insurance segment:

($ in thousands)	Year Ended December 31,
	2020	2019
Net premiums earned:
Fire, allied lines and homeowners	$55,101	$54,019
Other	—	—
Total net earned premium	$55,101	$54,019
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

While the information in the table below provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2020 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate. Due to the relatively short tail nature of the property and casualty subsidiaries' claim liabilities, the Company does not discount loss reserves for the time value of money.

Gross unpaid losses per		2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Consolidated Balance Sheet		$13,184	$14,386	$11,214	$8,734	$8,321	$9,645	$7,530	$7,075	$8,208	$7,199	$10,177
Ceded reserves		(1,329)	(2,381)	(1,229)	(782)	(839)	(1,381)	(1,184)	(327)	(1,384)	(249)	(3,321)
Net unpaid losses	($ in thousands)	$11,855	$12,005	$9,985	$7,952	$7,482	$8,264	$6,346	$6,748	$6,824	$6,950	$6,856
Cumulative net payments:	1 year later	$5,738	$4,035	$4,827	$2,900	$2,990	$4,482	$2,950	$3,069	$3,320	$4,178
	2 years later	7,239	5,346	6,670	3,539	3,503	4,839	3,364	3,411	3,857
	3 years later	7,841	6,483	7,426	3,782	3,863	5,007	3,543	3,559
	4 years later	8,382	7,001	7,496	3,910	4,113	5,076	3,661
	5 years later	8,419	7,001	7,536	4,085	4,147	5,194
	6 years later	8,433	7,060	7,572	4,121	4,134
	7 years later	8,453	7,108	7,585	4,117
	8 years later	8,452	7,115	7,640
	9 years later	8,447	7,169
	10 years later	8,447
Net Liability re-estimated:	1 year later	11,443	9,606	9,354	6,698	5,597	6,333	4,495	5,060	4,839	5,683
	2 years later	11,064	8,439	9,360	5,185	4,559	5,756	4,642	4,278	4,756
	3 years later	9,725	8,500	8,483	4,348	4,605	5,916	4,267	4,153
	4 years later	9,178	7,661	7,700	4,460	4,428	5,795	4,239
	5 years later	8,854	7,091	7,683	4,365	4,272	5,752
	6 years later	8,453	7,157	7,592	4,244	4,151
	7 years later	8,457	7,124	7,697	4,134
	8 years later	8,452	7,217	7,648
	9 years later	8,447	7,172
	10 years later	8,447
Net cumulative redundancy (deficiency)		$3,408	$4,833	$2,337	$3,818	$3,331	$2,512	$2,107	$2,595	$2,068	$1,267

Our reported results, financial position and liquidity could be affected by changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

($ in thousands)	For The Years Ended December 31,
	2020		2019
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
*Loss and LAE reserves are in thousands
(10.0)%	$9,159	2.2%	$6,479	1.4%
(7.5)%	9,414	1.7%	6,659	1.0%
(5.0)%	9,668	1.1%	6,839	0.7%
(2.5)%	9,923	0.6%	7,019	0.3%
Reported	10,177	—%	7,199	—%
2.5%	10,431	(0.6)%	7,379	(0.3)%
5.0%	10,686	(1.1)%	7,559	(0.7)%
7.5%	10,940	(1.7)%	7,739	(1.0)%
10.0%	11,195	(2.2)%	7,919	(1.4)%
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

The following table indicates NSIC's percentage of direct premiums written by state for the two years ended December 31, 2020 and 2019:

($ in thousands)	Percentage of Total Direct Premiums
State	2020		2019
Alabama	$3,208	55.0%	$3,307	55.6%
Florida	38	0.7%	56	1.0%
Georgia	1,309	22.4%	1,324	22.2%
Mississippi	520	8.9%	543	9.1%
South Carolina	479	8.2%	469	7.9%
Tennessee	82	1.4%	60	1.0%
Texas	201	3.4%	192	3.2%
	$5,837	100.0%	$5,951	100.0%
NSIC has two primary methods of distribution of insurance products: independent agents and home service (career) agents. The independent agent distribution method accounts for 67.4% of total premium revenue in the life insurance segment. Approximately 192 of the Company's independent agents produced new business during 2020. The home service distribution method of life insurance products accounts for 25.9% of total premium revenue in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent. The Company employed two career agents and one regional manager as of December 31, 2020. The remaining 6.7% of premium revenue consists of the following: a book of business acquired from a state guaranty association in 2000 (0.1%), premium generated through direct sales of school accident insurance (3.5%), and other miscellaneous business serviced directly through the home office (3.1%).

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

The following table displays a schedule of 2020 life segment premium produced by product and distribution method:

($ in thousands) Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$39	$—	$15
Ordinary	1,251	2,588	24
Group Life	—	8	66
A&H Group	—	135	63
A&H Other	187	1,298	35
Total Premium by Distribution Method	$1,477	$4,029	$203

The following table sets forth certain information with respect to the development of Life segment business:

($ in thousands)	Year ended December 31,
	2020	2019
Life insurance in force at end of period:
Ordinary-whole life	$162,765	$175,248
Term life	23,886	12,118
Industrial life	14,898	15,297
	$201,549	$202,663
Life insurance issued:
Ordinary-whole life	$16,675	$18,622
	$16,675	$18,622
Net premiums earned:
Life insurance	$3,991	$4,088
Accident and health insurance	1,718	1,776
	$5,709	$5,864
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

Investments
A significant percentage of the total income for the Company is tied to the performance of our investments. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations, along with our capital, are invested to generate investment income while held by the Company. Our investment income is comprised primarily of interest and dividend income on fixed maturity securities and equity securities along with capital gains/losses generated by these investment securities. At December 31, 2020, cash and investments comprise 79% of total assets, and investment income (including realized gains) comprises 7.9% of total revenue evidencing the significant impact investments can have on financial results. Because our insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The Company's investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

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

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by the Life segment in 2020 averaged approximately 10.9% of premiums and are generally higher for new business production and decline each year at subsequent renewals. Commission rates paid by the P&C segment in 2020 averaged approximately 15% of premiums on both new and renewal business. During 2020, no independent agent, accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. The net earned premium from the largest general agent totaled $3,389,000 or 6.2% of total P&C segment net earned premium. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2020, NSIC employed two career agents and one regional manager. NSIC also had approximately 200 independent agents actively producing new business in seven states. At December 31, 2020, NSFC had contracts with approximately 1,600 independent agencies in eight states.

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

NSFC's primary insurance products are dwelling fire and homeowners, including mobile homeowners. Dwelling fire and homeowners are collectively referred to as the dwelling property line of business. We focus on providing niche insurance products within the markets we serve. We are in the top twenty-five dwelling property insurance carriers in our two largest states, Alabama and Mississippi. However, due to the large concentration of business among the top five carriers, our total market share in the dwelling fire line of business is approximately 2.2% in Alabama and 1.5% in Mississippi. In the homeowners line of business, our market share in both Alabama and Mississippi is less than 1%. The homeowners markets are even more concentrated with the top three homeowners carriers in both Alabama and Mississippi controlling nearly 50% of the market.

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

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer's assets, including investments and an insurer's liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company's total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2020, each subsidiary exceeds any levels that would require regulatory actions.

A.M. Best Rating
A.M. Best Company is a leading provider of insurance company financial strength ratings and insurance company issuer credit ratings. Best's financial strength ratings and issuer credit ratings provide an independent opinion based on comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile. All of our insurance companies have been assigned ratings by A.M. Best Company (Best). On April 21, 2020, A.M. Best affirmed the Financial Strength Rating (FSR) of B++ (Good) and the Long-Term Issuer Credit Rating (Long-Term ICR) of "bbb" of NSFC. In addition, A.M. Best affirmed the FSR of B+ (Good) and Long-Term ICR of "bbb-" of Omega. The A.M. Best outlook for the ratings is "stable" for NSFC and Omega. A.M. Best upgraded the FSR to B++ (Good) and the Long-Term ICR to "bbb" for NSIC. The outlook for the ratings of NSIC is "stable". A.M. Best also affirmed the Long-Term ICR of "bb" of the parent holding company, NSEC, with a "stable" outlook. For the latest ratings, you can access www.ambest.com.

Demotech Rating
The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On December 12, 2020, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

Employees
The Company itself has no management or operational employees. Instead, all human resource activities are within the subsidiary National Security Insurance Company. NSIC employed 78 staff members as of December 31, 2020, none of which were represented by a labor union. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with National Security Insurance Company whereby the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management.

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

•Our catastrophe reinsurance cost is negotiated annually and effective January 1 of each year. The reinsurance market in which we operate is unregulated, and our reinsurance cost is based on negotiated rates that adjust annually. Due to increased frequency of storms over the past fifteen years and cycles of limited reinsurance market capacity, we often experience rate increases in which we have limited ability to negotiate and often cannot include these increases in our rates until the new reinsurance agreement is negotiated. Due to increased cat loads in more storm prone areas, significant year over year increases in cat cost can often temporarily eliminate our profit margins in some areas and significantly compress our overall profit margins priced into our insurance coverages.
•We have a geographic concentration in the Southeastern U.S. which is exposed to significant hurricane risk. We believe that we are often not adequately compensated for certain heavily exposed risk through a combination of limits on allowable margin and regulatory delays in obtaining rate increases. We often have to manage these exposures using alternatives to pricing, such as limits on new business production, to help us manage exposure concentrations and protect our capital position.
•Due to increasing catastrophe reinsurance cost, we have incurred increases in our reinsurance retentions/deductibles. Again, due to limits to profit margins, we are often not adequately compensated for the increased risk associated with these higher reinsurance retentions due to overall limits on underwriting margins in some of the states in which we operate.

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

During 2020, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2020 and 2019. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2020 also allowed one reinstatement for coverage under the contract for a second catastrophic event. In addition to the primary catastrophe reinsurance coverage, the company maintained a catastrophe aggregate cover that provided $2 million of additional coverage in excess of a $2 million per event retention and subject to a $2 million aggregate annual deductible. This coverage had one reinstatement.

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

Reserve Liabilities
NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2020, the total reserves of NSIC (consisting of reserves for accident and health insurance) were approximately $38,875,000. We believe, based on current available information, reserves for future policy benefits are adequate. However, we are currently in a period of persistent and historically low interest rates. Should this period of low rates be sustained over the long term, it can impair our ability to make sufficient returns to cover future policy liabilities. Also, should actual mortality, morbidity, expense or withdrawal assumption differ materially from assumptions, our operating results could be negatively impacted.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. Claims inflation can also be incurred following catastrophe events due to demand surge of both building material and labor cost. In 2020 we also experienced claims inflation due to shortages of building materials associated with factory slow-downs and/or shut downs. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2020, the property and casualty subsidiaries had reserves for unpaid claims of approximately $10,177,000, before subtracting unpaid claims due from reinsurers of $3,321,000, leaving net unpaid claims of $6,856,000. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2020 or 2019. The Company believes, based on current available information, such reserves are adequate to provide for settlement of claims.

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

Inflation
The Company shares the same risks from inflation as other companies. Inflation causes operating expenses to increase and erodes the purchasing power of the Company's assets. A large portion of the Company's assets is invested in fixed maturity investments. The purchasing power of these investments will be less at maturity because of inflation. This is generally offset by the reserves that are a fixed liability and will be paid with cheaper dollars. Also, inflation tends to increase investment yields, which may reduce the impact of the increased operating expenses caused by inflation. It should be noted that we experienced claims inflation in 2020 due to the frequency of weather related events which created demand surge for building materials and labor. Also, we believe the COVID-19 pandemic contributed to this inflation as some factories manufacturing building material periodically shut-down or limited production for a period of time during the pandemic.

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

COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a pandemic.  Management recognizes that insurance is an essential source of financial protection and we must be able to respond to our policyholder and agent needs while taking steps to protect our employees.  While measures have remained in place to allow employees to work remotely in order to limit any disruption to our policyholders and agents, it is currently unknown how the COVID-19 Pandemic will ultimately impact our business.  We do not anticipate disruptions to our home office services, however we have faced temporary and sporadic staffing shortages over the course of the pandemic. The ability of insureds to obtain documentation required to complete both the application and claim processes could be impacted; however, we believe we have adequately mitigated this risk up to now.  Independent agents may close their offices in response to the COVID-19 Pandemic or also face staffing shortages.  While some of our insureds may experience temporary closures of their local independent agencies, payments can also be made via telephone, through our website or mailed to the Home Office. We offer comprehensive online access to our agents that includes information on the agencies' policyholders and the ability to issue policies through our online portal.  We also maintain customer service staff to support our independent agents and policyholders.

Management expects the most significant impact to be from the effects of the COVID-10 Pandemic on the economy.  As disclosed above, our investment portfolio is exposed to economic and financial market risks. While investment markets and our economy has proven resilient to this point, events that unfold as part of the COVID-19 Pandemic may have a material impact on the valuations of our investments.  Long term economic and credit market conditions during the COVID-19 Pandemic may adversely affect the ability of some issuers of investment securities to repay their obligations and may further affect the values of investment securities.  Declines in fair value will need to be evaluated and may be deemed to be other-than-temporary which will require write downs in value of our investments.  Investment write downs could adversely impact our results of operations and financial condition.

A secondary risk related to COVID-19 is an elevated level of death claims in our life insurance subsidiary. While it is difficult to distinguish deaths related specifically to COVID-19 versus other underlying causes, our life insurance subsidiary will have elevated claims due to the pandemic. It is our best estimate that approximately 10% of life insurance benefits paid in 2020 had COVID-19 listed as one of the underlying causes of death on the death certificate. While we do not anticipate COVID-19 deaths to materially impact our financial condition, the pandemic could continue to lead to elevated death claims and could adversely impact our results of operations should the pandemic persist.

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

The following table sets forth the high and low sales prices per share, as reported by NASDAQ, during the period indicated:

	Stock Closing Prices
	2020		2019
	High	Low	High	Low
First Quarter	$15.98	$10.20	$13.01	$11.22
Second Quarter	$16.10	$13.31	$14.29	$11.00
Third Quarter	$15.20	$11.57	$12.00	$10.70
Fourth Quarter	$12.49	$10.14	$15.60	$10.01
Shareholders
The number of shareholders of the Company's common stock was approximately 1,200 and the Company had 2,530,370 shares of common stock outstanding on March 19, 2021.

Dividends
The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

	Dividends Per Share
	2020	2019
First Quarter	$0.06	$0.05
Second Quarter	$0.06	$0.05
Third Quarter	$0.06	$0.05
Fourth Quarter	$0.06	$0.06
Discussion regarding dividend restrictions may be found on page 41 of the Managements' Discussion and Analysis as well as in Note 12 of the Consolidated Financial Statements.
The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions. Total shareholder dividends paid in 2020 totaled $607,000.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	198,237
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	198,237

Share Repurchases in the Fourth Quarter of 2020
The following table sets forth information regarding the repurchase of shares of our common stock during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (a)
Oct. 1 - Oct. 31, 2020	86	$11.82	2,886	$483,524
Nov. 1 - Nov. 30, 2020	59	$11.73	2,945	$482,832
Total	145		2,945
(a) Effective June 1, 2020, the Board authorized the repurchase of up to $500,000 of the Company's outstanding common stock. The plan expires May 31, 2021. Under the repurchase program, the Company is authorized to repurchase shares in open market purchases as well as in privately negotiated transactions from time to time through May 31, 2021. Stock purchased under this program will be held as treasury stock and will be available for general corporate purposes. The repurchase program’s terms will comply with applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The program is also subject to market conditions, applicable legal requirements, alternative cash needs that may arise and other factors, as determined by Company management. The repurchase program does not obligate the Company to acquire a specific number of shares and may be suspended or terminated at any time. Repurchases of the Company’s common stock will be financed primarily through free cash flow.

Item 6. Selected Financial Data
Under smaller reporting company rules we are not required to disclose information required under Item 6. However, in order to provide information to our investors, we have elected to provide certain selected financial data.

Five-Year Financial Information

($ in thousands) Selected Financial Data:	2020	2019	2018	2017	2016
Net premiums written	$61,406	$60,411	$60,717	$61,388	$61,525
Net premiums earned	$60,810	$59,883	$60,856	$61,163	$61,398
Net investment income	3,633	3,876	3,941	3,647	3,892
Net investment gains (losses)	1,623	3,055	(552)	234	998
Other income	583	585	612	596	605
Total revenues	$66,649	$67,399	$64,857	$65,640	$66,893

Net income (loss)	$(8,619)	$4,067	$779	$(1,203)	$3,063
Comprehensive income (loss)	$(7,477)	$8,080	$(1,330)	$1	$3,545
Total assets	$150,540	$153,934	$144,231	$146,438	$148,579
Total debt outstanding	$13,677	$14,164	$14,352	$15,639	$17,126
Total shareholders' equity	$45,366	$53,461	$45,866	$47,625	$48,052
Shares outstanding (at year end)	2,530	2,531	2,527	2,522	2,517

($ in thousands, except per share) Key measures:
Return on average equity	(17.44)%	8.19%	1.67%	(2.51)%	6.59%
Yield on investments, before tax	3.33%	3.35%	3.47%	3.20%	3.45%
Debt to equity	30.15%	26.49%	31.29%	32.84%	35.64%
US GAAP combined ratio (P&C Segment)	126.10%	100.10%	101.31%	102.25%	94.59%
P&C Catastrophe losses, net	$24,196	$6,623	$14,516	$14,280	$9,742
Catastrophe loss impact on combined ratio (percentage points)	43.45	12.13	16.48	25.67	17.47

Per share data:
Book value	$17.93	$21.12	$18.15	$18.88	$19.09
Net income (loss)	$(3.41)	$1.61	$0.31	$(0.48)	$1.22
Dividends paid	$0.24	$0.21	$0.20	$0.20	$0.18

($ in thousands) Quarterly Information:	Premiums	Investment & Other Income	Investment Gains (Losses)	Claims and Benefit Payments	Net Income (Loss)	Net Income (Loss) Per Share
2020
First Quarter	$14,955	$1,109	$(990)	$10,583	$(860)	$(0.34)
Second Quarter	15,172	1,104	548	16,736	(4,726)	(1.87)
Third Quarter	15,289	1,046	1,430	13,303	(778)	(0.30)
Fourth Quarter	15,394	957	635	13,308	(2,255)	(0.90)
	$60,810	$4,216	$1,623	$53,930	$(8,619)	$(3.41)

2019
First Quarter	$14,718	$1,108	$2,120	$9,023	$2,443	$0.97
Second Quarter	14,990	1,103	117	10,900	(587)	(0.23)
Third Quarter	15,209	1,137	(117)	9,750	430	0.17
Fourth Quarter	14,966	1,113	935	8,925	1,781	0.70
	$59,883	$4,461	$3,055	$38,598	$4,067	$1.61

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as "we", "our", "us", "Company" or "NSEC") and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, the following discussion generally covers the change in financial condition, results of operations and cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019 and should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and Notes which accompany this report. Please refer to our note regarding forward looking statements on page 4 of this report.

The National Security Group, Inc. operates in ten states with 64.2% of total premium revenue generated in the states of Alabama, Georgia and Mississippi.  We operate in two business segments summarized as follows:
•The Property and Casualty (P&C) segment is the most significant segment, accounting for 91.5% of gross earned premium in 2020.  The P&C segment operates in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.
•The Life segment accounted for 8.5% of gross premium revenue in 2020. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.
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

All of our insurance companies have been assigned ratings by A.M. Best Co (Best).  On April 21, 2020, A.M. Best affirmed the Financial Strength Rating (FSR) of B++ (Good) and the Long-Term Issuer Credit Rating (Long-Term ICR) of "bbb" of NSFC. In addition, A.M. Best affirmed the FSR of B+ (Good) and Long-Term ICR of "bbb-" of Omega. The A.M. Best outlook for the ratings is "stable" for NSFC and Omega. A.M. Best upgraded the FSR to B++ (Good) and the Long-Term ICR to "bbb" for NSIC. The outlook for the ratings of NSIC is "stable". A.M. Best also affirmed the Long-Term ICR of "bb" of the parent holding company, NSEC, with a "stable" outlook.

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On December 12, 2020, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

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

A primary process utilized by management to review financial performance is evaluating the operating performance of each segment before intercompany eliminations. By performing the evaluation in this manner, management can better assess the profitability of each segment on a standalone basis. To provide information similar to that utilized by management, industry segment information presented in this discussion is presented on a pretax basis by segment before eliminations. Note 15 to the Consolidated Financial Statements in this Form 10-K contains a reconciliation of the net income by segment to consolidated net income.

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

Summary
For the year ended December 31, 2020, the Company had a net loss of $8,619,000, $3.41 loss per share, compared to a net income of $4,067,000, $1.61 income per share, for the year ended December 31, 2019. The year to date pretax loss from operations, in 2020, totaled $12,641,000 compared to a pretax income from operations of $1,525,000 in 2019. The primary reason for the significant loss in 2020, compared to the same period in 2019, was a $15,332,000 increase in policyholder benefits; primarily driven by a significant increase in catastrophe claims in the P&C segment. Results for 2020 were also impacted by investment gains of $1,623,000 compared to investment gains of $3,055,000 in 2019.

For the twelve months ended December 31, 2020, the Company had insured claims (net of reinsurance recoveries) totaling $53,930,000 compared to $38,598,000 for the same period last year. The P&C segment was the primary source of this increase with claims up $15,446,000 in 2020, compared to 2019. The primary component of this increase was claims reported from catastrophe events which increased $17,573,000, in 2020, compared to the same period in 2019.

For the twelve months ended December 31, 2020, the Company had investment gains of $1,623,000 compared to investment gains of $3,055,000 for the same period in 2019; a decrease of $1,432,000. The primary reason for the investment gains in 2020 was a $1,361,000 gain on fixed maturities. In 2019, we had a gain on our COLI investment totaling $1,792,000 which was the primary contributor to investment gains in 2019.

Financial results for the year ended December 31, 2020 and 2019, based on U.S generally accepted accounting principles, were as follows:

Consolidated Financial Summary	Year ended December 31,
($ in thousands, except per share)	2020	2019
Gross premiums written	$68,782	$67,529
Net premiums written	$61,406	$60,411

Net premiums earned	$60,810	$59,883
Net investment income	3,633	3,876
Net investment gains	1,623	3,055
Other income	583	585
Total Revenues	66,649	67,399
Policyholder benefits and settlement expenses	53,930	38,598
Amortization of deferred policy acquisition costs	3,548	3,459
Commissions	7,543	7,429
General and administrative expenses	9,298	9,698
Taxes, licenses and fees	2,484	2,470
Interest expense	864	1,165
Total Benefits, Losses and Expenses	77,667	62,819
Income (Loss) Before Income Taxes	(11,018)	4,580
Income tax expense (benefit)	(2,399)	513
Net Income (Loss)	$(8,619)	$4,067
Income (Loss) Per Common Share	$(3.41)	$1.61
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$(8,619)	$4,067
Income tax expense (benefit)	(2,399)	513
Investment (gains) losses, net	(1,623)	(3,055)
Pretax Income (Loss) From Operations	$(12,641)	$1,525

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

Premium Revenue:
For the year ended December 31, 2020, net premiums earned were up $927,000 at $60,810,000 compared to $59,883,000 during the same period last year. The increase in premium revenue was primarily driven by an increase in net earned premium in the P&C segment of $1,082,000 or 2.0%. The increase in P&C segment net earned premium was primarily attributable to a 4.2% increase in gross earned premium in our dwelling fire program due to rate increases in the program over the past twelve months. As mentioned previously, the increased frequency of weather related losses over the past five years has driven the need to increase rates in states and programs that have been most impacted by this persistent pattern of severe weather.

Investment Gains:
Investment gains, for the year ended December 31, 2020, were $1,623,000 compared to investment gains of $3,055,000 for the same period last year. The primary reason for the investment gain, in 2020, was a gain on available-for-sale fixed maturities of $1,361,000 compared to a gain on available-for-sale fixed maturities of $18,000 for the same period last year. In 2020, an increase in value of COLI investments totaled $343,000 compared to an increase of $295,000 for the same period last year. Partially offsetting the 2020 investment gains was a decline in value of our equity investments totaling $344,000 compared to an increase in value of equity investments of $712,000, in 2019. Investment gains in 2019 were also positively impacted by a realized gain on COLI of $1,792,000.

Net Income (Loss):
For the year ended December 31, 2020, the Company had a net loss of $8,619,000, $3.41 loss per share, compared to net income of $4,067,000, $1.61 income per share, for the same period last year. As mentioned previously, the primary reason for the 2020 net loss, compared to the 2019 net income, was a significant increase in property and casualty insured losses. The increase in P&C subsidiary losses was primarily driven by an increase in catastrophe losses from severe weather events in April of 2020 coupled with losses from Hurricanes Laura and Sally in the third quarter of 2020 as well as losses from Hurricanes Delta and Zeta in the fourth quarter of 2020.

Pretax Income (Loss) from Operations:
For the year ended December 31, 2020, our pretax loss from operations was $12,641,000 compared to a pretax income from operations of $1,525,000 for the year ended December 31, 2019; a decrease of $14,166,000. As discussed above, an increase in claim activity in our P&C segment was the primary reason for the loss from operations, in 2020, compared to the same period last year.

P&C Segment Combined Ratio:
The P&C segment ended 2020 with a GAAP basis combined ratio of 126.1%. Reported catastrophe losses, net of reinsurance recoveries, totaled $24,196,000 and added 43.5 percentage points to the combined ratio. In comparison, the P&C segment ended 2019 with a GAAP basis combined ratio of 100.1% with $6,623,000 in reported catastrophe losses increasing the combined ratio by 12.1 percentage points. Partially offsetting the increase in reported catastrophe losses, in 2020, was a reduction in reported fire losses of $1,820,000. Reported fire losses totaled $12,172,000, in 2020, and added 21.9 percentage points to the 2020 combined ratio. In comparison, in 2019, reported fire losses totaled $13,992,000 and added 25.6 percentage points to the 2019 combined ratio. In addition, non-catastrophe wind and hail losses were down $1,267,000 in 2020 compared to 2019. Reported non-catastrophe wind and hail losses, in 2020, totaled $7,866,000 and added 14.1 percentage points to the 2020 combined ratio. In comparison, non-catastrophe wind and hail losses reported during 2019 totaled $9,133,000 and added 16.7 percentage points to the 2019 combined ratio.

Overview - Balance Sheet highlights at December 31, 2020 compared to December 31, 2019

Selected Balance Sheet Highlights	December 31, 2020	December 31, 2019
($ in thousands, except per share)
Invested Assets	$99,150	$118,969
Cash	$19,887	$11,809
Total Assets	$150,540	$153,934
Policy Liabilities	$82,869	$78,472
Total Debt	$13,677	$14,164
Accumulated Other Comprehensive Income	$3,585	$2,443
Shareholders' Equity	$45,366	$53,461
Book Value Per Share	$17.93	$21.12
Invested Assets:
Invested assets as of December 31, 2020 were $99,150,000 compared to $118,969,000 as of December 31, 2019; a decrease of 16.7%. The decrease in invested assets was primarily due to the sale of available-for-sale fixed maturity securities and equity securities to meet the liquidity requirements of increased claim activity in the P&C segment during 2020 compared to 2019.

Cash:
The Company, primarily through its insurance subsidiaries, had $19,887,000 in cash and cash equivalents at December 31, 2020, compared to $11,809,000 at December 31, 2019. Cash increased $8,078,000 in 2020 primarily due to the sale of available-for-sale fixed maturity securities for the payment of weather related losses in our P&C subsidiary. Cash fluctuated significantly during the last six months of 2020 due to timing differences in the payment of weather related insurance claims and recoveries from reinsurers under our catastrophe reinsurance agreement.

Total Assets:
Total assets as of December 31, 2020 were $150,540,000 compared to $153,934,000 at December 31, 2019. Asset growth in 2020 was hindered by catastrophe losses in the P&C segment and was the primary reason for the 2.2% decrease in total assets at December 31, 2020 compared to total assets at December 31, 2019.

Policy Liabilities:
Policy related liabilities were $82,869,000 at December 31, 2020, compared to $78,472,000 at December 31, 2019; an increase of $4,397,000 or 5.6%. The primary reason for the increase in policy liabilities was a $2,978,000 increase in P&C segment loss reserves, in 2020, compared to 2019, due to an increase in weather related claim activity.

Debt Outstanding:
Total debt at December 31, 2020 was $13,677,000 compared to $14,164,000 at December 31, 2019. Debt was reduced $487,000 during 2020 primarily from the reduction in long-term debt in our holding company.

Shareholders' Equity:
Shareholders' equity as of December 31, 2020 was $45,366,000, down $8,095,000, compared to December 31, 2019 Shareholders' equity of $53,461,000. Book value per share was $17.93 at December 31, 2020, compared to $21.12 per share at December 31, 2019; a decline of 15.1% or $3.19 per share. The primary factors contributing to the decrease in both book value per share and Shareholders' equity were a net loss of $8,619,000 and shareholder dividends paid of $607,000. Partially offsetting these decreases was an increase in accumulated other comprehensive income of $1,142,000. The accumulated comprehensive income was primarily driven by increases in market value of our corporate bond investments available-for-sale.

Industry Segment Data:
Net premiums earned for our two operating segments are summarized as follows:

($ in thousands)	2020	%	2019	%
Life, accident and health insurance	$5,709	9.4%	$5,864	9.8%
Property and casualty insurance	55,101	90.6%	54,019	90.2%
Net premiums earned	$60,810	100.0%	$59,883	100.0%
The property and casualty segment composed 90.6% of consolidated net premiums earned in 2020 compared to 90.2% in 2019. Through the P&C segment, we offer primarily dwelling fire and homeowners insurance coverage to our customers. The life segment composed 9.4% of net premiums earned in 2020 compared to 9.8% in 2019 with revenue produced from life, accident and supplemental health insurance products. While reading this discussion regarding segment information, reference is made to Note 15 to the Consolidated Financial Statements which provides additional segment related information.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses and interest expense on debt) associated with the insurance holding company.

Life and Accident and Health Insurance Operations:
Premium revenues and operating income for the life segment for the year ended December 31, 2020 and 2019 are summarized below:

($ in thousands)	2020	2019
REVENUE
Net premiums earned	$5,709	$5,864
Net investment income	2,583	2,677
Net investment gains (losses)	567	861
Other income	1,242	853
Total Revenues	10,101	10,255
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	5,215	5,027
Amortization of deferred policy acquisition costs	824	736
Commissions	331	281
General and administrative expenses	1,923	1,948
Insurance taxes, licenses and fees	216	285
Interest expense	41	43
Total Expenses	8,550	8,320
INCOME BEFORE INCOME TAXES	$1,551	$1,935
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:
Net premiums earned in the life segment was $5,709,000 at December 31, 2020 compared to $5,864,000 at December 31, 2019; a decrease of 2.6%.  The $155,000 decrease in net earned premium revenue was primarily due to a decline in new business production in both the traditional life and supplemental accident and health insurance products offered in NSIC.

The table below provides the major categories of investment income, primarily dividend and interest income, for the year ended December 31, 2020 and 2019:

($ in thousands)	Year ended December 31,
	2020	2019
Fixed maturities	$1,955	$2,075
Equity securities	61	13
Mortgage loans on real estate	7	8
Investment real estate	541	545
Policy loans	143	142
Other	(15)	2
	2,692	2,785
Less: Investment expenses	109	108
Net investment income	$2,583	$2,677
While NSIC composes only 9.4% of premium revenue, the subsidiary holds 39.5% of consolidated assets. The majority of these assets consist of fixed maturity investments. Net investment income had a 3.5% decrease, at $2,583,000 for the year ended December 31, 2020 compared to $2,677,000 for the same period last year. Lower reinvestment yields on fixed maturity investments due to the declining interest rate environment experienced in 2020 was the primary factor contributing to the moderate decline in interest income.

The table below provides investment gains and losses for the year ended December 31, 2020 and 2019:

($ in thousands)	Year ended December 31,
	2020	2019
Realized gains on fixed maturities	$459	$37
Realized gains on equity securities	—	233
Change in fair value of equity securities	104	589
Other gains principally real estate	4	2
Net investment gains	$567	$861
NSIC net investment gains, for the year ended December 31, 2020, were $567,000 compared to net investment gains of $861,000 for the same period last year; a decrease of $294,000. Net investment gains and losses are highly dependent on numerous internal and external factors including but not limited to market conditions, tax position and liquidity needs of the Company and can vary significantly from period to period. A primary factor contributing to the decrease in net investment gains, in 2020, was an decrease in the change in value of equity securities held for investment to a gain of $104,000 compared to a gain of $589,000 in the prior year. Another factor contributing to the lower investment gains, in 2020, was a $233,000 realized gain, in 2019, primarily from our minority stake in privately held Trinity Bancorp, which merged with privately held River Financial Corporation, in October of 2019, in a cash and stock transaction.

Other income was $1,242,000 in 2020 compared to $853,000 for the same period last year; an increase of $389,000. Other income consists primarily of adjuster fees paid to NSIC from the P&C segment. As a percent of net earned premium, other income was 21.8% in 2020 and 14.5% in 2019. The primary reason for the increase in other income, in 2020 compared to 2019, was an increase in claims from storm activity in the P&C segment leading to an increase in adjuster fees paid from NSFC to NSIC.

Claims were $5,215,000 through December 31, 2020 compared to $5,027,000 through December 31, 2019; an increase of $188,000 or 3.7%. The primary reason for the increase was elevated claim payments, in 2020, due to an increase in ordinary life related claims.

Deferred policy acquisition cost amortization and commission expenses increased $138,000 for the year ended December 31, 2020 at $1,155,000 compared to $1,017,000 for the same period last year; an increase of 13.6%. As a percent of net premiums earned, policy acquisition cost amortization and commission expense was 20.2% in 2020 compared to 17.3% in 2019.

General and administrative expenses were down slightly at $1,923,000, in 2020, compared to $1,948,000, in 2019. As a percent of earned premium, general and administrative expenses were 33.7% and 33.2% at December 31, 2020 and 2019, respectively. The $25,000 decrease in general and administrative expenses, in 2020 compared to 2019, was primarily due to a decline in actuarial and consulting fees of $39,000.

For the year ended December 31, 2020 and 2019, insurance taxes, licenses and fees were $216,000 and $285,000, respectively. As a percent of earned premium, insurance taxes, licenses and fees were 3.8% in 2020 and 4.9% in 2019. The primary reason for the decrease in, 2020 compared to 2019, was the payment of expenses associated with our Alabama Department of Insurance examination, in 2019, which were not incurred in 2020.

Interest expense was $41,000 for the year ended December 31, 2020 compared to $43,000 for the year ended December 31, 2019. Interest expense in NSIC is associated with interest payments on insurance policies with a deposit fund. Deposit fund balances declined in 2020 leading to the slight reduction in interest expense.

For the year ended December 31, 2020, the life segment had pretax income of $1,551,000 compared to a pretax income of $1,935,000 for the same period last year. The $155,000 decrease in life segment revenues, coupled with the $188,000 increase in policyholder claims were the primary factors contributing to the $384,000 decrease in pretax income.

Property & Casualty Operations:
Pretax income for the P&C segment for the year ended December 31, 2020 and 2019 is summarized below:

($ in thousands)	2020	2019
REVENUE
Net premiums earned	$55,101	$54,019
Net investment income	1,530	1,683
Net investment gains	1,043	2,178
Other income	582	575
Total Revenues	58,256	58,455
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	49,425	33,979
Amortization of deferred policy acquisition costs	2,724	2,723
Commissions	7,212	7,148
General and administrative expenses	8,589	8,616
Insurance taxes, licenses and fees	2,268	2,185
Total Expenses	70,218	54,651
INCOME (LOSS) BEFORE INCOME TAXES	$(11,962)	$3,804
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:
Net premiums earned in the P&C segment is primarily driven by our dwelling fire and homeowner lines of business. The following table provides premiums earned by line of business:

($ in thousands)	2020		2019
Line of Business	Premium Earned	% of NPE	Premium Earned	% of NPE	2020 Increase (Decrease) over 2019
Dwelling Fire/Allied Lines	$42,005	76.2%	$40,302	74.6%	4.2%
Homeowners	20,392	37.0%	20,758	38.4%	(1.8)%
Catastrophe Reinsurance Premium Ceded	(7,296)	(13.2)%	(7,041)	(13.0)%	3.6%
Net Premiums Earned	$55,101	100.0%	$54,019	100.0%	2.0%
Property and casualty segment net premiums earned for 2020 were $55,101,000 compared to $54,019,000 for the same period last year. The primary reason for the increase, in 2020 compared to 2019, was a 4.2% increase in gross earned premium revenue in our dwelling fire program primarily driven by rate increases in the program over the last twelve months.

The primary source of premium revenue growth in the P&C segment was primarily the states of Alabama and Georgia. Premium revenue in Alabama increased 7.6%, in 2020, while policy counts decreased 1.7% compared to December 31, 2019. Increased rates were implemented in Alabama which lead to the year over year increase in premium revenue in the state. In addition, Georgia premium revenue increased 6.8% in 2020, while policy counts decreased 4.4%. The implementation of increased rates was the primary reason for the increase in premium revenue in Georgia, in 2020, compared to the same period last year.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from cat events. To summarize our catastrophe reinsurance structure, under the catastrophe reinsurance program in 2020, the Company retained the first $4,000,000 in losses from a first event and $2 million in losses from a second event.

Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000
Underlying 2nd Event	100% of $2,000,000 in excess of $2,000,000 retention
Additional details regarding the structure of our 2020 catastrophe reinsurance program can be found in Note 10 to the Consolidated Financial Statements.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. With our 2020 catastrophe contract placement, our single event catastrophe retention remained unchanged from the prior year at $4 million. In our 2020 contract, we maintained our underlying catastrophe aggregate coverage of $2 million in excess of $2 million, subject to a $2 million aggregate annual deductible. This additional coverage effectively lowers our second event retention to $2 million. Also unchanged from last year, we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million. Our catastrophe reinsurance has a reinstatement provision for one event and covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million (net of reinsurance). It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple catastrophe events that individually may not exceed our $4 million retention and would not be covered under our catastrophe reinsurance contract.

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
The following table provides severe thunderstorm and hurricane single event model estimates for a range of return periods based on a blended view of the RMS and AIR long-term models utilizing our actual inforce P&C segment policy data as of December 31, 2020:

($ in thousands)		Gross Losses		Net Losses [1]		Net Losses as a Percent Equity [2]
Loss Return Period	Yearly Probability of Exceeding	Severe Thunderstorm	Hurricane	Severe Thunderstorm	Hurricane	Severe Thunderstorm	Hurricane
20 Years	5%	$3,200	$15,858	$2,528	$3,160	5.6%	7.0%
50 Years	2%	$4,759	$28,487	$3,160	$3,160	7.0%	7.0%
100 Years	1%	$6,222	$40,556	$3,160	$3,160	7.0%	7.0%
250 Years	0.4%	$8,655	$60,710	$3,160	$3,160	7.0%	7.0%
500 Years	0.2%	$10,980	$76,017	$3,160	$5,938	7.0%	13.1%
1 - Net losses are net of reinsurance and after a 21% Federal income tax benefit.
2 - Equity as of December 31, 2020

In 2020, the P&C segment had catastrophe losses from two hurricanes exceeding our $4 million catastrophe reinsurance retention. In addition, the P&C segment had catastrophe losses from two additional hurricanes and a significant spring storm event with losses attaching to our underlying catastrophe aggregate coverage. Furthermore, the P&C segment was impacted, in 2020, by 23 additional smaller catastrophe events that individually did not exceed our catastrophe reinsurance retention; but cumulatively generated incurred losses totaling $9,787,000. In 2019, the P&C segment did not have any catastrophe losses exceeding our $4 million catastrophe reinsurance retention. However, the P&C segment was impacted, in 2019, by 23 smaller catastrophe events that individually did not exceed our catastrophe reinsurance retention; but cumulatively generated incurred losses totaling $6,623,000.

Additional details regarding the structure of our 2020 catastrophe reinsurance program can be found in Note 10 to the Consolidated Financial Statements.

The table below provides the major categories of investment income, primarily dividend and interest income, for the year ended December 31, 2020 and 2019:

($ in thousands)	Year ended December 31,
	2020	2019
Fixed maturities	$1,495	$1,664
Equity securities	50	50
Other	18	7
	1,563	1,721
Less: Investment expenses	33	38
Net investment income	$1,530	$1,683
For the year ended December 31, 2020, net investment income was $1,530,000 compared to $1,683,000 for the same period in 2019; a decrease of $153,000 or 9.1%. Lower yields on new investments in 2020 was the primary factor contributing to this marginal decrease in net investment income.

The table below provides investment gains and losses for the year ended December 31, 2020 and 2019:

($ in thousands)	Year ended December 31,
	2020	2019
Realized gains (losses) on fixed maturities	$902	$(31)
Realized gains on equity securities	426	—
Change in fair value of equity securities	(448)	122
Change in surrender value of company owned life insurance	343	295
Realized gain on company owned life insurance	—	1,792
Other-than-temporary impairments	(180)	—
Net investment gains	$1,043	$2,178
Net investment gains, for the year ended December 31, 2020, were $1,043,000 compared to net investment gains of $2,178,000 for the same period in 2019; a decrease of $1,135,000. The primary reason for the decrease in net investment gains, in 2020 compared to 2019, was a gain on our company owned life insurance (COLI) investment of $1,792,000, in 2019. In addition, for the year ended December 31, 2020, we had unrealized losses in our P&C segment equity investments available for sale totaling $448,000 compared to unrealized gains in equity investments of $122,000, in 2019.

Other income was comparable at $582,000 for the year ended December 31, 2020, compared to $575,000 in 2019; an increase of $7,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percent of net earned premium, other income was 1.1% in both 2020 and 2019.

Policyholder claims in the property and casualty segment were $49,425,000 in 2020, compared to $33,979,000 for the same period last year; an increase of $15,446,000 or 45.5%. Claims as a percentage of premium earned was 89.7% in 2020 compared to 62.9% in 2019. The primary reason for the increase in claims was a $17,573,000 increase in P&C segment catastrophe weather claims. This increase was offset by decreases in non-catastrophe weather claims and fire claims totaling $1,267,000 and $1,820,000, respectively.

Weather related losses create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the year ended December 31, 2020 and 2019:

For the year ended December 31, 2020			For the year ended December 31, 2019
($ in thousands) Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 2012 (Jan 10-12)	$1,337	314	Cat 1916 (Feb 23-26)	$296	85
Cat 2014 (Feb 5-8)	631	161	Cat 1918 (Mar 3-4)	757	76
Cat 2016 (Mar 2-4)	362	79	Cat 1920 (Mar 23-25)	147	29
Cat 2018 (Mar 27-30)	391	40	Cat 1923 (Apr 12-15)	574	121
Cat 2019 (Apr 7-9)	198	34	Cat 1924 (Apr 17-20)	324	76
Cat 2020 (Apr 10-14)	3,933	567	Cat 1926 (Apr 30-May 2)	209	35
Cat 2021 (Apr 18-20)	1,971	307	Cat 1927 (May 7-10)	600	106
Cat 2022 (Apr 21-24)	1,732	233	Cat 1931 (May 20-22)	168	41
Cat 2024 (Apr 27-30)	173	34	Cat 1943 (July 10-18)	1,021	249
Cat 2025 (May 2-3)	217	32	Cat 1954 (Aug 28-Sept 6)	530	148
Cat 2026 (May 4-5)	647	117	Cat 1963 (Oct 25-26)	1,221	236
Cat 2027 (May 7-8)	103	22	Cat 1969 (Dec 16-17)	367	46
Cat 2028 (May 13-15)	147	29
Cat 2030 (May 20-24)	304	58
Cat 2037 (June 6-9)	318	61
Cat 2040 (July 10-12)	540	73
Cat 2044 (July 30-Aug 4)	189	31
Cat 2050 (Aug 26-28)	18,000	798
Cat 2063 (Sept 14-16)	3,680	696
Cat 2071 (Oct 9-12)	2,796	445
Cat 2074 (Oct 28-29	7,416	1,240
Cat 2075 (Oct 25-28)	269	121
Misc cats less than $100k	258	54	Misc cats less than $100k	409	105
Total Before Reinsurance	$45,612	5,546	Total Cat Losses	$6,623	1,353
Less: Reinsurance Recoveries	(21,416)
Total Net Cat Losses	$24,196

Non-Cat Wind & Hail	$7,866	1,731	Non-Cat Wind & Hail	$9,133	2,197
During 2020, the P&C segment was impacted by 28 catastrophe events producing 5,546 policyholder claims totaling $24,196,000 net of reinsurance recoveries. In comparison, the P&C segment was impacted by 23 catastrophe events during 2019 from 1,353 claims totaling $6,623,000. During 2020, the P&C segment had multiple severe weather events that contributed to elevated insured losses due to damage from strong winds, hail and tornadoes as well as insured losses from four hurricanes. Reported losses from the three largest non-hurricane catastrophe events (all occurring in April) coupled with reported losses from Hurricane Laura (Cat 2050), Hurricane Sally (Cat 2063), Hurricane Delta (Cat 2071) and Hurricane Zeta (Cat 2074) totaled $18,112,000, net of reinsurance recoveries. The three April 2020 cat events accounted for 31.6% of all reported catastrophe event claims through December 31, 2020 and added 13.7 percentage points to the current year P&C segment combined ratio. Net of reinsurance, Hurricane Laura, Hurricane Sally, Hurricane Delta and Hurricane Zeta accounted for 43.3% of all reported catastrophe event claims through December 31, 2020 and added 18.8 percentage points to the 2020 P&C segment combined ratio. In comparison, reported losses in the P&C segment from Hurricane Barry (Cat 1943),

Hurricane Dorian (Cat 1954) and Tropical Storm Olga (Cat 1963), in 2019, totaled $2,772,000 and accounted for 41.9% of all reported catastrophe event claims through December 31, 2019. Hurricane Barry, Hurricane Dorian and Tropical Storm Olga added 5.1 percentage points to the 2019 P&C segment combined ratio.

Non-catastrophe wind and hail claims reported in 2020 totaled $7,866,000 compared to non-catastrophe wind and hail claims reported in 2019 totaling $9,133,000; a decrease of $1,267,000. During 2020, the P&C segment had 1,731 non-cat wind and hail claims reported (an average of $4,500 per claim) compared to 2,197 non-cat wind and hail claims reported during 2019 (an average of $4,200 per claim). Non-cat wind and hail claims reported during 2020 accounted for 15.9% of total P&C segment incurred losses in the current year and added 14.1 percentage points to the 2020 P&C segment combined ratio. Non-cat wind and hail claims reported during 2019 accounted for 26.9% of total P&C segment incurred losses in 2019 and added 16.7 percentage points to the 2019 P&C segment combined ratio.

Reported fire losses in 2020 were down $1,820,000 or 13.0% compared to fire losses reported during 2019. The P&C segment had 416 fire losses reported in 2020 totaling $12,172,000 compared to 481 claims reported in 2019 totaling $13,992,000. The average cost per claim was $29,300 for fire losses reported in 2020 compared to $29,100 for fire losses reported in 2019. Fire losses reported during 2020 added 21.9 percentage points to the P&C segment combined ratio while fire losses reported during 2019 added 25.6 percentage points to the P&C segment combined ratio.

Deferred policy acquisition costs were virtually unchanged at $2,724,000, in 2020, compared to $2,723,000 for the same period last year; an increase of $1,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 4.9% in 2020 and 5.0% in 2019.

Commission expense for 2020 was $7,212,000 (13.1% of premium revenue) compared to $7,148,000 (13.2% of premium revenue) for the same period in 2019. The primary reason for the $64,000 increase in commission expense was the 2.2% increase in gross written premium, in 2020, compared to 2019.

General and administrative expenses in the property and casualty segment totaled $8,589,000 in 2020 compared to $8,616,000 in 2019; a 0.3% decrease. The primary factors contributing to the $27,000 decrease in general expenses, in 2020, compared to the same period last year, was a $114,000 decline in actuarial fees.

Insurance taxes, licenses and fees were $2,268,000 through December 31, 2020, compared to $2,185,000 for the same period last year. As a percentage of net premiums earned, insurance taxes, licenses and fees were 4.1% for the year ended December 31, 2020, compared to 4.0% for year ended December 31, 2019. The primary reason for the increase in taxes, licenses and fees, in 2020, compared to 2019, was the 2.2% increase in P&C segment gross written premium, in 2020, compared to 2019.

For the year ended December 31, 2020, the Company had a pretax loss of $11,962,000 compared to pretax income of $3,804,000 for the same period in 2019. The $15,766,000 decrease was primarily due to the $17,573,000 increase in catastrophe claims, in 2020 compared to 2019.

Property & Casualty Combined Ratio:
A measure used to analyze a property/casualty insurer's underwriting performance is the combined ratio based upon generally accepted accounting principles (GAAP). It is the sum of two ratios:

•The loss and loss expense ratio, which measures losses and loss adjustment expenses incurred as a percentage of premium revenue.
•The underwriting expense ratio, which measures underwriting expenses incurred (e.g., agents' commissions, premium taxes, and other administrative underwriting expenses) as a percentage of premium revenue.

The results of these ratios by significant component for the past two years were as follows:

	2020	2019
Loss and LAE Ratio (Non-Cat)	45.31%	50.11%
Loss and LAE Ratio (Cat)	43.45%	12.13%
Underwriting Expense Ratio	37.34%	37.86%
Combined Ratio	126.10%	100.10%
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

During 2020, the P&C segment experienced an increase of 26.0 percentage points in the combined ratio compared to 2019. Catastrophe losses increased in 2020 compared to 2019, leading to a 31.32 percentage point increase in the P&C segment combined ratio and was the primary reason for the overall increase. Non-catastrophe losses decreased the P&C segment combined ratio 4.80 percentage points in the current year compared to the same period last year. As noted in the table above, catastrophe loss is the primary source of variability in our combined ratio and is generally the primary driver of variability in our earnings. While catastrophe events are unpredictable and often occur in cycles, management has sought to increase margins through efficiency measures and improved rate optimization. Management continues to improve rate adequacy, reduce significant exposure concentrations and implement other risk management strategies in order to further improve underwriting profitability, mitigate earnings volatility and reduce downside risk to our capital position.

Non-insurance Operations:
The non-insurance operations of the Company consist of our ultimate holding company parent, The National Security Group, Inc. (NSEC). NSEC, as a standalone entity, has no material sources of revenue and relies on dividends and management service fees from our insurance subsidiaries to pay expenses. Dividends from subsidiaries are subject to insurance department approval and are also subject to statutory restrictions. Subsidiary dividends and service fees are eliminated upon consolidation of the subsidiaries in the audited financial statements included herein. Revenues and expense (excluding intercompany dividends from subsidiaries) for non-insurance operations for the year ended December 31, 2020 and 2019 are summarized as follows:

($ in thousands)	2020	2019
REVENUE
Net investment income	$60	$56
Net realized investment gains	13	16
Other income	1,035	1,019
Total Revenues	1,108	1,091

EXPENSES
General and administrative expenses	892	1,128
Interest expense	823	1,122
Total Expenses	1,715	2,250
LOSS BEFORE INCOME TAXES	$(607)	$(1,159)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:
Revenue for non-insurance operations primarily consists of interest on investments and other income. Other income is composed of management service fees from subsidiaries which are eliminated upon consolidation. General and administrative expenses totaled $892,000 in 2020 compared to $1,128,000 for the same period last year. The expenses of NSG are primarily associated with the public listing of our stock, taxes and fees, and directors' fees. The most significant item impacting the decline in general expenses was a decrease in the liability for unfunded non-qualified deferred compensation plans. Total interest expense associated with short-term and long-term borrowings of NSG was $823,000 for the year ended December 31, 2020 and $1,122,000 for the same period in 2019. The Company entered into two interest rates swaps during 2020 to reduce the rate of interest paid on its trust preferred securities. See Note 8 to the Consolidated Financial Statements for additional information about the interest rate swaps. A reduction in debt outstanding was also a factor in the decline in interest expense.

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

At December 31, 2020, the Company's holdings in fixed maturity securities amounted to 83% of total investments and 54.7% of total assets. The Company utilizes the ratings of various Nationally Recognized Statistical Rating Organizations when classifying fixed maturity investments by credit quality.

The following is a breakdown of the Company's fixed maturity investments by quality rating:

	% of Total Bond Portfolio
S&P or Equivalent Ratings	2020	2019
AAA/AA+	37.2%	46.5%
AA	4.0%	3.3%
AA-	1.5%	2.4%
A+	1.9%	1.5%
A	5.7%	4.2%
A-	6.0%	5.8%
BBB+	10.3%	5.2%
BBB	19.5%	20.5%
BBB-	7.4%	6.1%
Below Investment Grade	6.5%	4.5%

There were no material changes in credit quality mix in 2020 as we continue to focus on investing in high quality investment grade securities. Also, tight credit spreads throughout 2020 limited the rewards of investing in lower quality issues.

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

The amortized cost and aggregate fair values of investments in investment securities at December 31, 2020 and December 31, 2019 are as follows:

($ in thousands) December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Government corporations and agencies	$4,300	$323	$9	$4,614
Agency mortgage backed securities	19,773	919	63	20,629
Asset backed securities	8,233	137	27	8,343
Private label mortgage backed securities	1,418	50	55	1,413
Corporate bonds	35,930	3,771	50	39,651
States, municipalities and political subdivisions	6,587	189	27	6,749
Total fixed maturities	76,241	5,389	231	81,399
Equity securities	1,918	2,832	—	4,750
Total	$78,159	$8,221	$231	$86,149
Held-to-maturity securities:
Agency mortgage backed securities	$873	$73	$—	$946
Total	$873	$73	$—	$946

($ in thousands) December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Government corporations and agencies	$4,131	$150	$—	$4,281
Agency mortgage backed securities	32,283	861	157	32,987
Asset backed securities	10,307	71	104	10,274
Private label mortgage backed securities	6,815	441	4	7,252
Corporate bonds	36,074	1,816	70	37,820
States, municipalities and political subdivisions	6,669	109	1	6,777
Foreign governments	823	46	—	869
Total fixed maturities	97,102	3,494	336	100,260
Equity securities	2,127	3,176	—	5,303
Total	$99,229	$6,670	$336	$105,563
Held-to-maturity securities:
Agency mortgage backed securities	$1,290	$55	$—	$1,345
Total	$1,290	$55	$—	$1,345
As shown in the tables above, the Company experienced an increase in unrealized gains in fixed maturity securities in 2020 compared to 2019. The increase is primarily driven by the decline in interest rates and tightening of corporate bond spreads in the fixed maturity investment portfolio.

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

At December 31, 2020, 6.5% of total investments in the fixed income portfolio were classified as below investment grade. In evaluating whether or not the equity loss positions were other-than-temporary impairments, management evaluated financial information on each company and, where available, reviewed analyst reports from independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments. Management has evaluated each security in a significant unrealized loss position.  For the year ended December 31, 2020, the Company realized $180,000 in other-than-temporary impairments related to fixed maturities.

The amortized cost and aggregate fair value of debt securities at December 31, 2020, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$125	$125
Due after one year through five years	18,457	19,601
Due after five years through ten years	24,867	26,670
Due after ten years	32,792	35,003
Total	$76,241	$81,399

Held-to-maturity securities:
Due after one year through five years	$17	$18
Due after five years through ten years	4	4
Due after ten years	852	924
Total	$873	$946
As discussed earlier, the majority of our longer duration securities are investments made to match longer duration liabilities in the life segment or are investments in mortgage backed securities, primarily government agency. Due to the amortizing nature and the ability to prepay mortgage backed securities, actual maturities tend to be significantly shorter than contractual maturities.

Investment portfolio income
Investment returns with respect to the investment portfolio for the years ended December 31, 2020 and 2019 follows:

($ in thousands)	Year Ended December 31,
	2020	2019
Net investment income	$3,633	$3,876
Average current yield on investments	3.3%	3.3%
Total return on investments	6.6%	10.2%
Net gains on investments (before taxes)	$1,623	$3,055
Change in accumulated net unrealized gains (before income taxes)	$2,000	$4,910

Average current yield on investments in 2020 remained unchanged compared to 2019. The total return on investments in 2020 was 6.6% compared to 10.2% in 2019. Increases in market value of fixed maturity investments due to declines in market interest rates was a primary driver of total return on investments in 2020. A gain on our company owned life insurance investment coupled with interest rate driven increases in value of our fixed maturity investments available for sale were the primary factors driving the higher total return in 2019 compared 2020.

Repurchase agreements
The Company's subsidiaries maintain repurchase agreements for cash held on deposit under which insurance regulations dictates that our policy requires 102% (100% minimum) of the fair value of the securities purchased to be maintained as collateral.  The repurchase investments are overnight agreements and investments are limited to government securities that are highly liquid. Therefore, these investments are reflected on the balance sheet as cash equivalents.  Due to a combination of the 102% collateral requirement and low short-term interest rates, we realize limited interest income from repurchase agreements/short-term investments. However, repurchase agreements utilizing government agency securities do provide deposit protection for short-term cash held in excess of FDIC deposit limits. The Company does not lend securities to any counterparty under repurchase agreements.

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
Virtually all invested assets of the Company are held in the insurance subsidiaries. As of December 31, 2020, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

($ in thousands) Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$125	$—	$125	0.16%
Maturity in 1-5 years	18,457	17	18,474	23.96%
Maturity in 5-10 years	24,867	4	24,871	32.25%
Maturity after 10 years	32,792	852	33,644	43.63%
	$76,241	$873	$77,114	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some fixed maturity securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $3,826,000, or 4.7%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $3,638,000, or 4.5%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset/liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At December 31, 2020, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $45,366,000, down $8,095,000, compared to $53,461,000 at December 31,

2019.  During the year ended December 31, 2020, shareholders' equity was decreased by a net loss of $8,619,000, increased by comprehensive income due to changes in value of fixed maturity securities of $1,580,000 and decreased by a comprehensive loss of $438,000 related to change in value of interest rate swaps. Equity was also increased by common stock issued of $25,000. Equity was reduced $36,000 by the purchase of 2,509 common stock shares held as treasury stock and by cash dividends paid totaling $607,000.

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

The Company, primarily through its insurance subsidiaries, had $19,887,000 in cash and cash equivalents at December 31, 2020, compared to $11,809,000 at December 31, 2019. Cash used in operating activities decreased cash by $13,890,000 during the year ended December 31, 2020. The decrease in cash from operating activities was primarily related to the net loss for the period which was triggered by an increase in claims and claims related expenses in the P&C segment from spring storms during the second quarter and hurricane losses during the third and fourth quarters. Cash provided by operating activities increased cash by $5,373,000 for the year ended December 31, 2019. The increase in cash from operating activities was driven by refunds of federal income tax overpayment along with changes in other assets and reinsurance recoveries. Net cash provided by investing activities totaled $23,083,000 for the year ended December 31, 2020, compared to $1,656,000 in 2019. The increase in cash from investing activities was related to maturities, some increases in prepayments on mortgage backed securities and sales of investments to maintain adequate liquidity to settle P&C segment hurricane claims. Net cash provided by investing activities in 2019 primarily consisted of maturities of investments in which reinvestment was delayed in order to increase liquidity during hurricane season. Net cash used in financing activities totaled $1,115,000 for the year ended December 31, 2020, compared to $896,000 for the same period last year. During the year ended December 31, 2020, the Company paid $607,000 in dividends to shareholders.

The Holding Company had $3,108,000 in cash at December 31, 2020. The Holding Company primarily relies on cash from subsidiaries to meet its obligations, including payment of dividends to shareholders along with interest and principal on outstanding debt. Currently the Holding Company has adequate liquidity on hand to meet its anticipated obligations through 2021 without additional dividend payments from subsidiaries. Cash and cash equivalents held by subsidiaries at December 31, 2020 totaled $16,779,000.

The Company had a total of $13,177,000 of long-term debt outstanding as of December 31, 2020, compared to $13,664,000 at December 31, 2019, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $195,000 and $208,000, respectively.

($ in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 1 through 3	Years 4 through 5	More than 5 years
Notes payable	$1,500	$500	$1,000	$—	$—
Debt obligations[1]	$12,177	$—	$—	$—	$12,177
Interest on debt obligations[1]	$9,029	$714	$1,998	$1,285	$5,032
Property and casualty claim reserves[2]	$10,177	$9,027	$1,058	$41	$51
Future life insurance obligations[3]	$63,766	$4,392	$11,764	$6,776	$40,834
[1] Long-term debt, consisting of two separate issues of trust preferred securities, a line of credit and the long-term portion of an installment note is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2020 for each issue. Interest on long-term debt is accrued and settled quarterly on the trust preferred securities, monthly on the line of credit and annually on the installment note. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 8, Notes Payable and Long-term Debt, in the notes to Consolidated Financial Statements.

[2] The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated. For additional details on payout patterns please see Note 9.

[3] Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies in force at December 31, 2020. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of NSIC’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Contractual obligations reflected in the table above include the issuance of $9,129,000 in subordinated debentures completed on December 15, 2005. The subordinated debentures mature December 15, 2035. It is anticipated that principal payments will not be made before maturity. Also included in long-term debt is the issuance of $3,035,000 in subordinated debentures on June 21, 2007. This issue matures June 15, 2037 and may be prepaid at any time. Also reflected in the table above is a $1,500,000 unsecured loan renewed in December 2019. The unsecured loan matures in November 2023.
In estimating the time interval for payment of property and casualty claim reserves, the Company utilized historical payment patterns. By the nature of the insurance contracts under which these liabilities exist, there can be no certainty that actual payments will fall in the periods indicated above. However, management believes that current liquidity and capital resources are sufficient to pay these obligations as they come due. Also, due to the relatively short-tail nature of the majority of the Company's property and casualty claim liabilities, management can conclude with a reasonable level of confidence that historical patterns indicate that approximately 97.5% of claim liabilities at the end of a given year are settled within the following two year period. See Note 9 for additional details on payout patterns.

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

Dividends paid from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2021 is statutorily limited to $1,168,000 in the life insurance subsidiary and $3,650,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to NSG. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to NSG substantially below the above referenced regulatory maximums. The Company received $1,100,000 in dividends from its subsidiaries during the year ended December 31, 2020. Due to a decline in statutory surplus in our P&C subsidiaries during 2020, the result of increased in catastrophe losses, we do not expect to pay any dividends from these subsidiaries for at least the next twelve months as our primary focus will be on rebuilding statutory surplus.
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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group's life/health and property/casualty insurance subsidiaries are all in excess of 4 to 1 at December 31, 2020.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $10,784,000 and $17,210,000 at December 31, 2020 and 2019, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 8.9 and 15.0 at December 31, 2020 and 2019, respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $36,505,000 and $36,264,000 at December 31, 2020 and 2019, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 4.8 and 5.1 at December 31, 2020 and 2019, respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $7,083,000 and $11,430,000 at December 31, 2020 and 2019, and a ratio of regulatory total adjusted capital to authorized control level RBC of 12.7 and 20.1 at December 31, 2020 and 2019, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

Application of Critical Accounting Policies:
Our Consolidated Financial Statements are based upon the development and application of accounting policies that require management to make significant estimates and assumptions. Accounting policies may be based on (including but not limited to) GAAP authoritative literature, statutory authoritative literature, regulations and industry standards. The Company's financial results would be directly impacted by changes in assumptions and judgments used to select and apply our accounting policies. It is management's opinion that the following are some of the more critical judgment areas in regards to the application of our accounting policies and their effect on our financial condition and results of operations:
•Reinsurance
•Deferred Policy Acquisition Costs
•Income Taxes
•Fair Values of Financial Instruments
•Claim Liabilities
•Recognition of Revenue
•Contingencies
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

During 2020, the property and casualty segment maintained a catastrophe reinsurance contract, which covered losses exceeding a retention related to a single catastrophic event. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2020 and 2019. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2020 also allowed one reinstatement for coverage under the contract for a second catastrophic event with the same upper $72.5 million upper limit but with a reduced retention of $2 million due to placement of an aggregate Layer of coverage of $2 million in excess of a $2 million event minimum subject to a $2 million aggregate annual deductible.

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

At December 31, 2020, the estimated reinsurance recoverable recorded was $6,874,000 compared to $276,000 for the same period last year. The Company does not anticipate any issues with collection of the recorded amount. In 2020, catastrophe reinsurance premiums ceded totaled $6,274,000 compared to $6,008,000 ceded in 2019. Catastrophe reinsurance premiums are based on a premium calculation applying the agreed upon rate to the total insured value of the covered lines of business. In addition to catastrophe reinsurance, the Company placed reinstatement premium protection (RPP) reinsurance during 2020 and 2019 totaling $1,022,000 and $1,033,000, respectively.

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

At December 31, 2020 and 2019, the Company recorded $7,408,000 and $7,666,000, respectively, as an asset for DAC in the Consolidated Financial Statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, see Note 1 to our Consolidated Financial Statements.

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

At December 31, 2020, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, see Note 7 to our Consolidated Financial Statements.

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

At December 31, 2020 and 2019, the recorded liability for loss and loss adjustment expense was $10,177,000 and $7,199,000, respectively, a $2,978,000 increase. The increase in claim and claim adjustment expense reserves is primarily due to claims outstanding from third and fourth quarter hurricanes at December 31, 2020. We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 9 to our Consolidated Financial Statements.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,750,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its December 31, 2020 value, the fair value of the Company's common stock investments would decrease by approximately $475,000.

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
Elba, Alabama

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. (the Company) as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and financial statement schedules I, II, III, IV and V (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Policy and Claim Reserves
Description of the Matter	As more fully described in Notes 1 and 9 to the consolidated financial statements, significant estimates made by management include the reserves for future life insurance policy benefits and property and casualty benefits and loss reserves.

The liability for future life insurance policy benefits is computed using a net level premium method including assumptions based on the issuance policy year with a corresponding interest rate with mortality assumptions with the withdrawal assumptions based on the Company’s experience. Claim liabilities represent the estimated liability for claims reported plus claims incurred but not yet reported and the related loss adjustment expenses which are determined using case-basis evaluations and statistical analysis. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. Management utilizes expected losses along with historical data analysis of paid and incurred loss development patterns over the past ten years.

The principal considerations for our determination that the policy and claims reserves is a critical audit matter is due to the significant judgment used by management in determining the reserves. The significant judgment was primarily due to the sensitivity of management’s estimates to the actuarial methods selected and assumptions used in the loss development factors and ultimate claim costs

How We Addressed the Matter in Our Audit
Our audit procedures related to the estimates and actuarial assumptions used by management and the Company’s external actuaries included the following procedures, among others:

•We obtained an understanding of the reserve estimation process through inquiry of management,
•We performed walkthroughs of the processing of the information from inception to recording in the consolidated financial statements and related disclosures in the notes to the consolidated financial statements,
•We obtained the actuarial reports from management and engaged independent actuaries for review of the life policies and the property and casualty claims. The independent actuaries reviewed the methodology, consistency, validity of the assumptions used and accepted actuarial methods
•We agreed the information from the actuary reports to the Loss Triangle data for the property and casualty policies and to the in-force file for the life insurance policies,
•We reviewed the reconciliations from the source data to the general ledger as performed by management,
•We performed various analytics on the data as well as the rollforward of balances from the balance sheet reporting dates,
•We used a specialist to assist us in evaluating the appropriates of the reserve balances recorded by management, and
•Finally, with the assistance of the specialist, we evaluated the incorporation of the applicable assumptions into the model and tested the model's computational accuracy.

/s/ Warren Averett, LLC
We have served as the Company’s auditor since 2009.
Birmingham, Alabama
March 19, 2021

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

($ in thousands)	December 31, 2020	December 31, 2019
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2020 - $946; 2019 - $1,345)	$873	$1,290
Fixed maturities available-for-sale, at estimated fair value (cost: 2020 - $76,241; 2019 - $97,102)	81,399	100,260
Equity securities, at estimated fair value (cost: 2020 - $1,918; 2019 - $2,127)	4,750	5,303
Trading securities	169	149
Receivable for securities sold	3	56
Mortgage loans on real estate, at cost	145	147
Investment real estate, at book value	2,934	2,934
Policy loans	1,846	1,895
Company owned life insurance	4,998	4,655
Other invested assets	2,033	2,280
Total Investments	99,150	118,969
Cash and cash equivalents	19,887	11,809
Accrued investment income	575	706
Policy receivables and agents' balances, net	12,345	12,028
Reinsurance recoverable	6,874	276
Deferred policy acquisition costs	7,408	7,666
Property and equipment, net	1,572	1,630
Income tax recoverable	1,311	—
Deferred income tax asset, net	706	—
Other assets	712	850
Total Assets	$150,540	$153,934
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$10,177	$7,199
Accident and health benefit and loss reserves	4,144	4,046
Life and annuity benefit and loss reserves	34,731	34,269
Unearned premiums	31,166	30,555
Policy and contract claims	1,309	1,053
Other policyholder funds	1,342	1,350
Short-term notes payable and current portion of long-term debt	500	500
Long-term debt	13,177	13,664
Accrued income taxes	—	226
Deferred income tax liability, net	—	96
Other liabilities	8,628	7,515
Total Liabilities	105,174	100,473
Contingencies
Shareholders' equity
Common stock	2,533	2,532
Additional paid-in capital	5,626	5,602
Accumulated other comprehensive income	3,585	2,443
Retained earnings	33,665	42,891
Treasury stock, at cost	(43)	(7)
Total Shareholders' Equity	45,366	53,461
Total Liabilities and Shareholders' Equity	$150,540	$153,934
The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share)	Year ended December 31,
	2020	2019
REVENUES
Net premiums earned	$60,810	$59,883
Net investment income	3,633	3,876
Investment gains	1,623	3,055
Other income	583	585
Total Revenues	66,649	67,399
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	53,930	38,598
Amortization of deferred policy acquisition costs	3,548	3,459
Commissions	7,543	7,429
General and administrative expenses	9,298	9,698
Taxes, licenses and fees	2,484	2,470
Interest expense	864	1,165
Total Benefits, Losses and Expenses	77,667	62,819

Income (Loss) Before Income Taxes	(11,018)	4,580

INCOME TAX EXPENSE (BENEFIT)
Current	(1,293)	768
Deferred	(1,106)	(255)
	(2,399)	513

Net Income (Loss)	$(8,619)	$4,067

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$(3.41)	$1.61

DIVIDENDS DECLARED PER SHARE	$0.24	$0.21

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands)	Year ended December 31,
	2020	2019

Net income (loss)	$(8,619)	$4,067

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains on securities, net of reclassification adjustment of $1,263 and $14 for 2020 and 2019, respectively	1,580	3,879
Unrealized gain (loss) on interest rate swap	(438)	134

Other comprehensive income, net of tax	1,142	4,013

Comprehensive income (loss)	$(7,477)	$8,080

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2018	$45,866	$39,355	$(1,570)	$2,527	$5,554	$—

Common stock reacquired	(7)	—	—	—	—	(7)

Comprehensive income:

Net income for December 31, 2019	4,067	4,067	—	—	—	—

Other comprehensive income (net of tax)	4,013	—	4,013	—	—	—

Common stock issued	53	—	—	5	48	—

Cash dividends	(531)	(531)	—	—	—	—

Balance at December 31, 2019	$53,461	$42,891	$2,443	$2,532	$5,602	$(7)

Common stock reacquired	(36)	—	—	—	—	(36)

Comprehensive loss:

Net loss for December 31, 2020	(8,619)	(8,619)	—	—	—	—

Other comprehensive income (net of tax)	1,142	—	1,142	—	—	—

Common stock issued	25	—	—	1	24	—

Cash dividends	(607)	(607)	—	—	—	—

Balance at December 31, 2020	$45,366	$33,665	$3,585	$2,533	$5,626	$(43)

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)	Year ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(8,619)	$4,067
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	261	365
Net gains on investments	(1,623)	(3,055)
Deferred income taxes	(1,106)	(255)
Amortization of deferred policy acquisition costs	3,548	3,459
Changes in assets and liabilities:
Change in receivable for securities sold	53	(56)
Change in accrued investment income	131	68
Change in reinsurance recoverable	(6,598)	1,496
Policy acquisition costs deferred	(3,290)	(3,291)
Change in accrued income taxes	(1,537)	1,689
Change in net policy liabilities and claims	4,082	(199)
Change in other assets/liabilities, net	838	1,086
Other, net	(30)	(1)
Net cash provided by (used in) operating activities	(13,890)	5,373
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(19,526)	(18,359)
Trading securities and short-term investments	(6)	(37)
Property and equipment	(51)	(105)
Proceeds from sale or maturities of:
Held-to-maturity securities	451	173
Available-for-sale securities	42,161	17,972
Real estate held for investment	3	11
Proceeds from company owned life insurance	—	2,031
Other invested assets, net	51	(30)
Net cash provided by investing activities	23,083	1,656
Cash Flows from Financing Activities
Change in other policyholder funds	(8)	(165)
Change in short-term notes payable	(500)	(200)
Dividends paid	(607)	(531)
Net cash used in financing activities	(1,115)	(896)
Net change in cash and cash equivalents	8,078	6,133
Cash and cash equivalents, beginning of year	11,809	5,676
Cash and cash equivalents, end of year	$19,887	$11,809

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary, Omega One Insurance Company (Omega).  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes information and disclosures not presented herein.

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

Concentration of Risk
The Company's property and casualty subsidiaries, composing 91.5% of consolidated direct written premium, produced business during 2020 in eight states. However, 51% of property and casualty segment direct written premium is generated in the states of Alabama, Mississippi and Louisiana, subjecting the Company to significant geographic concentration. Consequently, adverse weather conditions or changes in the legal, regulatory or economic environment could adversely impact the Company.

The Company's life, accident and health insurance subsidiary, composing approximately 8.5% of consolidated direct written premium, is licensed in seven states. However, over 77% of life segment direct premium is generated in the

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
states of Alabama and Georgia. Consequently, changes in the legal, regulatory or economic environment in these states could adversely impact the Company.

For the year ended December 31, 2020, one agency individually produced greater than 5% of the Company's direct written premium.

Investments
The Company's investment securities are classified as follows:

•Held-to-maturity investments are fixed maturity securities for which the Company has the positive intent and ability to hold to maturity. These securities are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using methods which approximate level yields over the period to maturity.
•Trading securities are securities acquired with the intent to sell in the near term and are carried at fair value with changes in fair value reported in earnings.
•Securities available-for-sale are fixed maturity securities and equity securities not classified as either held-to-maturity or trading. These securities are reported at fair value. Substantially all of our fixed maturity and equity securities are classified as available-for-sale.
Changes in fair value of trading securities are reported in the consolidated statement of operations.

Changes in fair value of fixed maturity securities available-for-sale are reported as net unrealized gains or losses as a component of other comprehensive income.

Changes in fair value of equity securities available-for-sale are reported as investment gains/losses in the consolidated statement of operations.

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

When a fixed maturity security has a decline in value, where fair value is below amortized cost, an other-than-temporary impairment (OTTI) is triggered in circumstances where:

•the Company has the intent to sell the security
•it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis
•the Company does not expect to recover the entire amortized cost basis of the security

If the Company intends to sell the security or if it is more-likely-than-not the Company will be required to sell the security before recovery, an OTTI is recognized as a realized loss in the consolidated statement of operations equal to the difference between the security's amortized cost and its fair value. If the Company does not intend to sell the security or it is not more-likely-than-not that the Company will be required to sell the security before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized as an investment loss in the consolidated statement of operations, and the amount related to all other factors, which is recognized in other comprehensive income.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000 (including cash surrender value at the time of payment). The Company's original investment in currently inforce company owned life insurance is $4,082,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at December 31, 2020 and December 31, 2019 was $4,998,000 and $4,655,000, respectively. Changes in cash surrender values are included in the consolidated statement of operations. The change in surrender value included in the consolidated statement of operations for the years ended December 31, 2020 and 2019 was an increase of $343,000 and an increase of $295,000, respectively. Proceeds from the COLI contracts are recorded when the benefits become payable under the terms of the policy and proceeds in excess of cash surrender value are recognized as a gain on company owned life insurance.

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

Fair Values of Financial Instruments
The Company uses the following methods and assumptions to estimate fair values:

Investments
•Fixed income security fair values are based on quoted market prices when available. If not available, fair values are based on values obtained from investment brokers and independent pricing services.
•Equity security fair values are based on quoted market prices.
•Multiple observable inputs are not available for some of our investments, primarily private placements and limited partnerships. Management values these investments either using non-binding broker quotes or pricing models that utilize market based assumptions that have limited observable inputs. These investments compose less than 1% of total assets.

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

Policy Receivables and Agents' Balances
Policy receivables and agents' balances are reported at net realizable value. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables, and once these receivables are determined to be uncollectible, they are written off through a charge against an existing allowance account or against earnings.

Property and Equipment
Property and equipment is carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Significant costs incurred for internally developed software are capitalized and amortized over estimated useful lives of 3 years. Maintenance, repairs, and minor renovations are charged to expense as incurred. Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss is included in the consolidated statement of operations. The Company provides for depreciation of property and equipment using the straight-line method designed to amortize costs over estimated useful lives. Estimated useful lives range up to 40 years for buildings and from 3-10 years for equipment, furniture and fixtures. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Leases
The Company leases automobiles and some office equipment. The Company accounts for leases existing prior to January 1, 2019 under their original classification and omits any new costs classified as initial direct costs. The Company classified all leases as operating leases and accounts for separate lease and nonlease components as a single lease component. Leases are not considered material and the Company recognizes a right of use (ROU) asset which is included in other assets and a corresponding lease liability in other liabilities. The ROU asset recognized by the Company at December 31, 2020 was $242,000 and the corresponding lease liability was $251,000. The ROU asset recognized by the Company at December 31, 2019 was $389,000 and the corresponding lease liability was $427,000.

Statement of Cash Flows
For purposes of reporting cash flows, cash includes cash-on-hand, demand deposits with banks and overnight investments consisting primarily of repurchase agreements.

Premium Revenue
Life insurance premiums are recognized as revenues when due. Property and casualty insurance premiums include direct writings plus reinsurance assumed less reinsurance ceded and are recognized on a pro-rata basis over the terms of the policies. Unearned premiums represent that portion of direct premiums written that are applicable to the unexpired terms of policy contracts in force and are reported as a liability. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers and are reported as an asset.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Policy Liabilities
The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2003	7% graded to 6%
2004 - 2012	5.25%
2013 - 2014	4.25%
2015 - 2020	4%

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,530,651 at December 31, 2020 and 2,529,652 at December 31, 2019. The Company did not have any dilutive securities as of December 31, 2020 and 2019.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Reclassifications
Certain 2019 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2020 presentation.

Advertising
The Company expenses advertising costs as incurred.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At December 31, 2020, the net amount exceeding FDIC insured limits was $6,491,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At December 31, 2020, the single largest balance due from one agent totaled $272,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At December 31, 2020 and December 31, 2019, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2020, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds passive interests in limited partnerships that are considered to be Variable Interest Entities (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entities and is not required to consolidate under ASC 810. The entities are private placement investment funds formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnerships. The carrying value of the investments totals $460,000 and is included as a component of Other Invested Assets in the accompanying consolidated balance sheets.

In December 2005, the Company formed National Security Capital Trust I, a statutory trust created under the Delaware Statutory Trust Act, for the sole purpose of issuing, in private placement transactions, $9,000,000 of trust

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Statutory net income (loss) and capital and surplus, excluding intercompany transactions, are summarized as follows:

($ in thousands)	2020	2019
NSIC - including realized capital gains of $447 and $272, respectively	$918	$1,378
NSFC - including realized capital gains (losses) of $957 and $(10), respectively	$(8,823)	$2,644
Omega - including realized capital gains (losses) of $190 and $(21), respectively	$(954)	$593
Statutory risk-based adjusted capital:
NSIC - including AVR of $1,014 and $968, respectively	$10,784	$17,210
NSFC - including investment in Omega of $7,085 and $7,930, respectively	$36,505	$36,264
Omega	$7,083	$11,430

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other comprehensive income. Changes in fair value of equity securities are reported in investment gains/losses as a component of net income.

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2020 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,300	$323	$9	$4,614
Agency mortgage backed securities	19,773	919	63	20,629
Asset backed securities	8,233	137	27	8,343
Private label mortgage backed securities	1,418	50	55	1,413
Corporate bonds	35,930	3,771	50	39,651
States, municipalities and political subdivisions	6,587	189	27	6,749
Total Fixed Maturities	76,241	5,389	231	81,399
Equity securities	1,918	2,832	—	4,750
Total	$78,159	$8,221	$231	$86,149

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2020 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$873	$73	$—	$946
Total	$873	$73	$—	$946

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2019 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,131	$150	$—	$4,281
Agency mortgage backed securities	32,283	861	157	32,987
Asset backed securities	10,307	71	104	10,274
Private label mortgage backed securities	6,815	441	4	7,252
Corporate bonds	36,074	1,816	70	37,820
States, municipalities and political subdivisions	6,669	109	1	6,777
Foreign governments	823	46	—	869
Total Fixed Maturities	97,102	3,494	336	100,260
Equity securities	2,127	3,176	—	5,303
Total	$99,229	$6,670	$336	$105,563

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2019 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$1,290	$55	$—	$1,345
Total	$1,290	$55	$—	$1,345

The amortized cost and aggregate fair value of debt securities at December 31, 2020, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$125	$125
Due after one year through five years	18,457	19,601
Due after five years through ten years	24,867	26,670
Due after ten years	32,792	35,003
Total	$76,241	$81,399

Held-to-maturity securities:
Due after one year through five years	$17	$18
Due after five years through ten years	4	4
Due after ten years	852	924
Total	$873	$946

A summary of securities available-for-sale with unrealized losses as of December 31, 2020, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

($ in thousands)	Less than 12 months		12 months or longer		Total
December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
U.S. Government corporations and agencies	$666	$9	$—	$—	$666	$9	1
Agency mortgage backed securities	2,264	56	2	7	2,266	63	8
Asset backed securities	1,737	27	—	—	1,737	27	2
Private label mortgage backed securities	891	55	—	—	891	55	1
Corporate bonds	2,467	45	495	5	2,962	50	5
States, municipalities and political subdivisions	1,713	27	—	—	1,713	27	3
	$9,738	$219	$497	$12	$10,235	$231	20

There were no securities held-to-maturity with unrealized losses as of December 31, 2020.

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

Management has evaluated each security in a significant unrealized loss position in the fixed maturity investment portfolio. The Company has no material exposure to sub-prime mortgage loans and approximately 7% of the fixed income investment portfolio is rated below investment grade.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that, other than the impairment described below, the securities in an accumulated loss position in the portfolio were temporary impairments.

For the year ended December 31, 2020, the Company realized $180,000 other-than-temporary impairments. For the year ended December 31, 2019, the Company realized no other-than-temporary impairments. At December 31, 2020, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $55,000, $37,000 and $27,000. After evaluation by management, it was determined that each of these losses were driven by changes in market interest rates and, in some cases, a lack of liquidity in some sectors driven by market dislocation. However, management currently has the intent and ability to hold these investments until recovery so no other-than-temporary impairments were recognized. At December 31, 2019, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $60,000, $23,000 and $20,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major categories of investment income are summarized as follows:

($ in thousands)	Year ended December 31,
	2020	2019
Fixed maturities	$3,482	$3,752
Equity securities	128	86
Mortgage loans on real estate	7	8
Investment real estate	1	4
Policy loans	143	142
Other	15	30
	3,776	4,022
Less: Investment expenses	143	146
Net investment income	$3,633	$3,876

Major categories of investment gains and losses are summarized as follows:

($ in thousands)	Year ended December 31,
	2020	2019
Realized gains on fixed maturities	$1,361	$18
Realized gains on equity securities	426	233
Gains on trading securities	13	5
Change in fair value of equity securities	(344)	712
Change in surrender value of company owned life insurance	343	295
Realized gain on company owned life insurance	—	1,792
Other gains principally real estate	4	—
Other-than-temporary impairments	(180)	—
Net investment gains	$1,623	$3,055

An analysis of the net change in unrealized gains (losses) on available-for-sale securities follows:

($ in thousands)	December 31, 2020	December 31, 2019
Fixed maturities	$2,000	$4,910
Deferred income tax	(420)	(1,031)
Change in net unrealized gains on available-for-sale securities	$1,580	$3,879

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 are summarized in the following table by the type of inputs applicable to the fair value measurements:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,614	$4,614	$—	$—
Agency mortgage backed securities	20,629	12,044	8,585	—
Asset backed securities	8,343	2,343	6,000	—
Corporate bonds	39,651	—	39,651	—
Private label asset backed securities	1,413	891	522	—
States, municipalities and political subdivisions	6,749	—	6,749	—
Foreign governments	—	—	—	—
Trading securities	169	169	—	—
Equity securities	4,750	3,248	—	1,502
Total Financial Assets	$86,318	$23,309	$61,507	$1,502
Financial Liabilities
Interest rate swap	$(619)	$—	$—	$(619)
Total Financial Liabilities	$(619)	$—	$—	$(619)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of December 31, 2020, Level 3 fair value measurements of assets include $1,502,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of December 31, 2020, Level 3 fair value measurements of liabilities include $619,000 net fair value of various interest rate swap agreements whose value is based on analysis provided by a third party that utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 8.

The table below presents a reconciliation for all assets and for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020:

($ in thousands) For the year ended December 31, 2020	Equity Securities	Interest Rate Swap
Beginning balance	$1,315	$(65)
Total gains or losses (realized and unrealized):
Included in earnings	187	—
Included in other comprehensive income	—	(554)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,502	$(619)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2020:	$187	$—

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2020, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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
The table below presents a reconciliation for all assets and for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2019:

($ in thousands) For the year ended December 31, 2019	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,125	$(234)
Total gains or losses (realized and unrealized):
Included in earnings	645	—
Included in other comprehensive income	—	169
Purchases:	—	—
Sales:	(455)	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,315	$(65)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2019:	$412	$—

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Other policyholder funds — the carrying amount is a reasonable estimate of fair value.

Debt — the carrying amount is a reasonable estimate of fair value.

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2020 and December 31, 2019 are as follows:

($ in thousands)	December 31, 2020		December 31, 2019
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$873	$946	$1,290	$1,345
Mortgage loans	145	145	147	147
Policy loans	1,846	1,846	1,895	1,895
Company owned life insurance	4,998	4,998	4,655	4,655
Other invested assets	2,033	2,033	2,280	2,280
Liabilities and related instruments
Other policyholder funds	1,342	1,342	1,350	1,350
Short-term notes payable and current portion of long-term debt	500	500	500	500
Long-term debt	13,177	13,177	13,664	13,664

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – PROPERTY AND EQUIPMENT
Major categories of property and equipment are summarized as follows:

($ in thousands)	December 31, 2020	December 31, 2019
Building and improvements	$3,491	$3,472
Electronic data processing equipment	1,498	1,470
Furniture and fixtures	483	483
	5,472	5,425
Less accumulated depreciation	3,900	3,795
Property and equipment, net	$1,572	$1,630

Depreciation expense for the year ended December 31, 2020 was $109,000 ($124,000 for the year ended December 31, 2019).

NOTE 7 – INCOME TAXES
The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2015. Tax returns have been filed through the year 2019.
Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. The Company recognized a net deferred tax asset position of $706,000 at December 31, 2020 and a net deferred tax liability $96,000 at December 31, 2019.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

($ in thousands)	As of December 31, 2020	As of December 31, 2019
General expenses	$1,448	$1,269
Unearned premiums	1,313	1,288
Claims liabilities	698	645
NOL carryforward	632	—
Impairment on real estate owned	147	119
Unrealized loss on interest rate swaps	130	14
Deferred tax assets	4,368	3,335

Unrealized gains on trading securities	(3)	(1)
Depreciation	(95)	(93)
Deferred policy acquisition costs	(1,555)	(1,610)
Pre-1984 policyholder surplus account	(331)	(397)
Unrealized gains on securities available-for-sale	(1,083)	(663)
Unrealized gains on equity securities	(595)	(667)
Deferred tax liabilities	(3,662)	(3,431)
Net deferred tax asset (liability)	$706	$(96)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The appropriate income tax effects of changes in temporary differences are as follows:

($ in thousands)	Year ended December 31,
	2020	2019
Deferred policy acquisition costs	$(55)	$(35)
Other-than-temporary impairments	(28)	—
Trading securities	2	1
Unearned premiums	(25)	(23)
General expenses	(179)	(202)
Depreciation	2	14
Claims liabilities	(53)	(93)
Impact of repeal of special provision on pre-1984 policyholder surplus	(66)	(66)
NOL carryforward	(632)	—
Unrealized gains (losses) on equity securities	(72)	149
Deferred income tax benefit	$(1,106)	$(255)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Year ended December 31,
	2020	2019
Federal income tax rate applied to pre-tax income (loss)	21.0%	21.0%
Dividends received deduction and tax-exempt interest	0.1%	(0.3)%
Company owned life insurance	0.7%	(9.6)%
Other, net	—%	0.1%
Effective federal income tax rate	21.8%	11.2%

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of December 31, 2020 and December 31, 2019:

($ in thousands)	December 31,	December 31,
	2020	2019
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor. Unsecured.	$500	$500
	$500	$500

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term debt consisted of the following as of December 31, 2020 and December 31, 2019:

($ in thousands)	December 31,	December 31,
	2020	2019

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor; maturity November 2023. Annual installment payments beginning November 2020. Unsecured.	$1,000	$1,500

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $140,000 in debt issuance cost ($150,000 in 2019); maturity December 15, 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,139	9,129

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $55,000 in debt issuance cost ($58,000 in 2019); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,038	3,035
	$13,177	$13,664

Annual maturities of all outstanding debt for the next five years and beyond are as follows:

($ in thousands)
2021	2022	2023	2024	2025	Thereafter
$500	$500	$500	$—	$—	$12,177
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

The interest rate swaps have fair values of $155,000 (liability) and $464,000 (liability), respectively, for a total liability of $619,000 at December 31, 2020 ($65,000 at December 31, 2019).  The swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation loss of $438,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at December 31, 2020.  A net valuation gain of $134,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2019. There is no portion of the existing valuation loss expected to be reclassified into earnings within the next 12 months.

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

The Company’s interest rate swaps include provisions requiring the Company to post collateral when the derivative is in a net liability position.  At December 31, 2020, the Company has securities on deposit with fair market values of $957,000 (all of which is posted as collateral). At December 31, 2019, the Company had securities on deposit with

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fair market values of $294,000 (all of which was posted as collateral). See Note 5 for additional information about the interest rate swaps.

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense:

($ in thousands)	Year ended December 31,
	2020	2019
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$7,199	$8,208
Less reinsurance recoverable on unpaid losses	249	1,384
Net balances at beginning of year	6,950	6,824
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	50,112	35,312
Estimated claims and claim adjustment expenses for claims arising in prior years	(687)	(1,333)
Total increases	49,425	33,979
Claims and claim adjustment expense payments for claims arising in:
Current year	44,816	30,179
Prior years	4,703	3,674
Total payments	49,519	33,853
Net balance at end of period	6,856	6,950
Plus reinsurance recoverable on unpaid losses	3,321	249
Claims and claim adjustment expense reserves at end of period	$10,177	$7,199

Claims and claim adjustment expense reserves before reinsurance recoverable at December 31, 2020 were up compared to the same period last year due to an increase in hurricane activity in the third and fourth quarter of 2020. The most significant event contributing to remaining claim reserves at December 31, 2020 was Hurricane Zeta which occurred in late October. The estimate for claims arising in prior years was reduced $687,000 in 2020 (reduced $1,333,000 in 2019) due to favorable loss development during the year on claims arising in prior years.

The Company has a geographic exposure to catastrophe losses in certain areas of the country, particularly the north-central Gulf of Mexico and the Georgia and South Carolina coast. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2020, the Company's estimate of unpaid losses and adjustment expenses for claims incurred in prior years related to catastrophes that exceeded our retention totaled $0 before reinsurance ($24,000 in 2019).

The claim development table that follows presents incurred and cumulative paid claims and adjustment expense by accident year. Information presented is undiscounted and net of reinsurance.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Homeowners, Dwelling Fire and Other Liability

	For the Years Ended December 31,
	2011[1]	2012[1]	2013[1]	2014[1]	2015[1]	2016[1]	2017[1]	2018[1]	2019	2020
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	($ in thousands)
Years											IBNR Reserves Dec. 31, 2020	Cumulative Number of Reported Claims
2011	$35,203	$33,957	$34,233	$34,711	$34,806	$34,650	$34,658	$34,663	$34,751	$34,706	$—	8,132
2012	—	29,959	30,190	30,402	30,091	29,948	29,885	29,827	29,834	29,830	—	5,205
2013	—	—	27,436	27,147	27,076	27,023	27,191	27,236	27,022	27,015	5	5,214
2014	—	—	—	25,929	26,422	26,290	26,225	26,130	26,096	26,086	—	4,756
2015	—	—	—	—	31,484	30,861	30,360	30,890	30,960	31,033	376	5,853
2016	—	—	—	—	—	36,287	35,343	35,399	35,144	35,151	6	5,193
2017	—	—	—	—	—	—	40,210	38,958	38,642	38,675	6	5,331
2018	—	—	—	—	—	—	—	37,079	36,195	36,229	213	4,799
2019	—	—	—	—	—	—	—	—	35,929	35,199	421	4,835
2020	—	—	—	—	—	—	—	—	—	50,722	3,137	6,125
									Total	$344,646
1Required supplementary information (unaudited)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	($ in thousands)
Years	2011[1]	2012[1]	2013[1]	2014[1]	2015[1]	2016[1]	2017[1]	2018[1]	2019	2020
2011	$31,488	$33,080	$33,484	$34,167	$34,622	$34,621	$34,641	$34,647	$34,650	$34,703
2012	—	26,162	29,135	29,614	29,765	29,834	29,835	29,823	29,824	29,825
2013	—	—	24,157	26,114	26,487	26,661	26,788	26,976	27,011	27,006
2014	—	—	—	22,844	25,461	25,800	26,033	26,095	26,094	26,086
2015	—	—	—	—	25,923	30,066	30,190	30,296	30,366	30,492
2016	—	—	—	—	—	31,893	34,722	35,030	35,139	35,131
2017	—	—	—	—	—	—	35,209	38,245	38,499	38,659
2018	—	—	—	—	—	—	—	32,456	35,543	35,924
2019	—	—	—	—	—	—	—	—	30,796	34,593
2020	—	—	—	—	—	—	—	—	—	45,423
									Total	$337,842
		All outstanding liabilities before 2010, net of reinsurance								52
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$6,856
1Required supplementary information (unaudited)
The cumulative number of reported claims presented above is reported on a per claimant basis.

	Average Annual Percentage Payout of Incurred Claims by Age (in Years), Net of Reinsurance
	(Required Supplementary Information - Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
	88.7%	8.8%	1.0%	0.6%	0.3%	0.1%	0.4%	—%	—%	0.1%

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management periodically estimates the liability for claims that have been reported but not paid and for claims incurred but not reported (IBNR). Management utilizes expected losses along with historical data analysis of paid and incurred loss development patterns over the past ten years to aide in establishing the claims liability. Management also separately evaluates any recent large events in establishing claim reserves. The Company also engages a consulting actuary to review managements' estimates of claim liabilities each year. There has been no material change in reserving methodology in 2020 compared to prior years.

As shown in the table above depicting average annual payout of incurred claims, 88.7% of claims are settled within twelve months of the date of loss and cumulatively, 97.5% of claims are settled within two years of the date of loss. While reserves for reported but unpaid and incurred but not reported claims can ultimately prove to be excessive or deficient, the short duration of the Company's claim liabilities serves to lessen the uncertainty compared to longer tail lines of insurance. The Company has no material exposure to difficult to estimate long tail liabilities such as toxic waste cleanup, asbestos related illness or other environmental remediation exposures.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
($ in thousands)	December 31, 2020	December 31, 2019
Net outstanding liabilities
Homeowners' insurance	$2,359	$2,651
Dwelling fire insurance	2,877	2,623
Other Liability insurance	1,618	1,667
Other short-duration insurance lines	2	9
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	6,856	6,950

Reinsurance recoverable on unpaid claims
Homeowners' insurance	2,620	203
Dwelling fire insurance	700	46
Other Liability insurance	—	—
Other short-duration insurance lines	1	—
Total reinsurance recoverable on unpaid claims	3,321	249

Insurance lines other than short-duration	—	—
Unallocated claims adjustment expenses	—	—
Other	—	—
	—	—

Total gross liability for unpaid claims and claim adjustment expense	$10,177	$7,199

Accident and Health Claim Reserves
The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $426,000 at December 31, 2020 ($417,000 at December 31, 2019). These claims are a component of policy and contract claims which totaled $1,309,000 at December 31, 2020 ($1,053,000 at December 31, 2019).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cumulative incurred and paid claims over the last three years, along with annual percentage payouts related to accident and health claims, is as follows:

	For the Years Ended December 31,
	2018[1]	2019	2020
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in thousands)
Years				IBNR Reserves Dec. 31, 2020	Cumulative Number of Reported Claims
2018	$1,037	$1,120	$1,020	$—	1,489
2019		935	968	—	1,454
2020			818	426	805
1Required supplementary information (unaudited)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in thousands)
Years	2018[1]	2019	2020
2018	$747	$991	$1,011
2019		614	917
2020			451
1Required supplementary information (unaudited)

	Average Annual Percentage Payout of Incurred Claims by Age
	Required supplementary information (unaudited)
Years	1	2	3
	63.9%	32.0%	3.2%
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

At December 31, 2020, the largest reinsurance recoverable of a single reinsurer was $1,263,000 ($10,000 at December 31, 2019). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the year ended December 31, 2020 and 2019 amounted to $191,000 and $181,000, respectively. The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the year ended December 31, 2020 and 2019 amounted to approximate increases of $430,000 and $573,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were contributions of $100,000 during the year ended December 31, 2020 and no contributions were made during the year ended December 31, 2019. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – REGULATORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

The Company is dependent on dividends from its insurance subsidiaries to fund operations and for the payment of shareholder dividends. Dividend payments from the insurance subsidiaries are subject to regulatory review/approval and statutory limitations. The statutory limitations are outlined as follows:

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2020, NSIC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $1,168,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2020, NSFC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $3,650,000.

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

At December 31, 2020, securities with market values of $3,349,000 ($3,188,000 at December 31, 2019) were pledged with various states pursuant to statutory requirements.

NOTE 13 – SHAREHOLDERS' EQUITY

During the year ended December 31, 2020 and year ended December 31, 2019, changes in shareholders' equity consisted of net loss of $8,619,000 and net income of $4,067,000, respectively; dividends paid of $607,000 in 2020 and $531,000 in 2019; other comprehensive income of $1,142,000 in 2020 and $4,013,000 in 2019; common stock issued of $25,000 in 2020 and $53,000 in 2019; and the purchase of treasury shares of $36,000 in 2020 and $7,000 in 2019.  Other comprehensive income consisted of changes in accumulated unrealized gains/losses on securities available-for-sale and changes in accumulated unrealized losses on interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below provides information regarding the Company's preferred and common stock as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Authorized	Issued	Treasury	Outstanding
Preferred Stock, $1 par value	500,000	—	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	—
Common Stock, $1 par value	3,000,000	2,533,315	2,945	2,530,370

	December 31, 2019
	Authorized	Issued	Treasury	Outstanding
Preferred Stock, $1 par value	500,000	—	—	—
Class A Common Stock, $1 par value	2,000,000	—	—	—
Common Stock, $1 par value	3,000,000	2,531,552	436	2,531,116

On May 22, 2020, 1,763 shares of common stock were issued to directors as compensation under the 2019 Equity
Incentive Plan previously approved by shareholders.

Treasury Stock
Treasury stock may be purchased pursuant to the share repurchase plan authorized by the Board of Directors in May 2020. Effective June 1, 2020, the Board authorized the repurchase of up to $500,000 of the Company's outstanding common stock. The plan expires May 31, 2021.

During the year ended December 31, 2020, the Company purchased 2,509 shares of common stock which were placed in treasury stock. During the year ended December 31, 2019, the Company purchased 436 shares of common stock which were placed in treasury stock.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances:

($ in thousands)	Year ended December 31,
	2020	2019
Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	$(51)	$(185)
Other comprehensive income (loss) for period:
Other comprehensive gain (loss) before reclassifications	(438)	134
Net current period other comprehensive income (loss)	(438)	134
Balance at end of period	$(489)	$(51)

Unrealized Gains (Losses) on Available-for-Sale Securities
Balance at beginning of period	$2,494	$(1,385)
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	317	3,865
Amounts reclassified from accumulated other comprehensive (income) loss	1,263	14
Net current period other comprehensive income	1,580	3,879
Balance at end of period	$4,074	$2,494

Total Accumulated Other Comprehensive Income at end of period	$3,585	$2,443

The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2020:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$1,599	Net investment gains
	1,599	Total before tax
	(336)	Tax (expense) or benefit
	$1,263	Net of Tax

The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2019:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$18	Net investment gains
	18	Total before tax
	(4)	Tax (expense) or benefit
	$14	Net of Tax

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

Total assets by industry segment at December 31, 2020 and December 31, 2019 are summarized below:

($ in thousands) Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

December 31, 2020	$150,540	$85,375	$59,394	$5,771

December 31, 2019	$153,934	$83,917	$65,605	$4,412

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net income (loss) by business segment for the year ended December 31, 2020 and 2019 is summarized below:

($ in thousands) Year ended December 31, 2020	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUE
Net premiums earned	$55,101	$5,709	$—	$—	$60,810
Net investment income	1,530	2,583	60	(540)	3,633
Investment gains	1,043	567	13	—	1,623
Other income	582	1,242	1,035	(2,276)	583
	58,256	10,101	1,108	(2,816)	66,649
BENEFITS AND EXPENSES
Policyholder benefits paid	49,425	5,215	—	(710)	53,930
Amortization of deferred policy acquisition costs	2,724	824	—	—	3,548
Commissions	7,212	331	—	—	7,543
General and administrative expenses	8,589	1,923	892	(2,106)	9,298
Taxes, licenses and fees	2,268	216	—	—	2,484
Interest expense	—	41	823	—	864
	70,218	8,550	1,715	(2,816)	77,667
Income (Loss) Before Income Taxes	(11,962)	1,551	(607)	—	(11,018)
INCOME TAX EXPENSE (BENEFIT)	(2,583)	306	(122)	—	(2,399)
Net Income (Loss)	$(9,379)	$1,245	$(485)	$—	$(8,619)

($ in thousands) Year ended December 31, 2019	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUE
Net premiums earned	$54,019	$5,864	$—	$—	$59,883
Net investment income	1,683	2,677	56	(540)	3,876
Investment gains	2,178	861	16	—	3,055
Other income	575	853	1,019	(1,862)	585
	58,455	10,255	1,091	(2,402)	67,399
BENEFITS AND EXPENSES
Policyholder benefits paid	33,979	5,027	—	(408)	38,598
Amortization of deferred policy acquisition costs	2,723	736	—	—	3,459
Commissions	7,148	281	—	—	7,429
General and administrative expenses	8,616	1,948	1,128	(1,994)	9,698
Taxes, licenses and fees	2,185	285	—	—	2,470
Interest expense	—	43	1,122	—	1,165
	54,651	8,320	2,250	(2,402)	62,819
Income (Loss) Before Income Taxes	3,804	1,935	(1,159)	—	4,580
INCOME TAX EXPENSE (BENEFIT)	359	397	(243)	—	513
Net Income (Loss)	$3,445	$1,538	$(916)	$—	$4,067

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the year ended December 31, 2020 and 2019, respectively:

($ in thousands)	Year ended December 31,
	2020	2019
Life, accident and health operations premiums written:
Traditional life insurance	$4,110	$4,181
Accident and health insurance	1,727	1,770
Gross life, accident and health	5,837	5,951
Reinsurance premium ceded	(80)	(77)
Net life, accident and health premiums written	$5,757	$5,874
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$40,590	$38,847
Homeowners (Including mobile homeowners)	20,143	20,507
Other liability	2,212	2,224
Gross property and casualty	62,945	61,578
Reinsurance premium ceded	(7,296)	(7,041)
Net property and casualty written	$55,649	$54,537
Consolidated gross premiums written	$68,782	$67,529
Reinsurance premium ceded	(7,376)	(7,118)
Consolidated net premiums written	$61,406	$60,411

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the year ended December 31, 2020 and 2019, respectively:

($ in thousands)	Year ended December 31,
	2020	2019
Life, accident and health operations premiums earned:
Traditional life insurance	$4,071	$4,165
Accident and health insurance	1,718	1,776
Gross life, accident and health	5,789	5,941
Reinsurance premium ceded	(80)	(77)
Net life, accident and health premiums earned	$5,709	$5,864
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$39,775	$38,090
Homeowners (Including mobile homeowners)	20,392	20,758
Other liability	2,230	2,212
Gross property and casualty	62,397	61,060
Reinsurance premium ceded	(7,296)	(7,041)
Net property and casualty earned	$55,101	$54,019
Consolidated gross premiums earned	$68,186	$67,001
Reinsurance premium ceded	(7,376)	(7,118)
Consolidated net premiums earned	$60,810	$59,883

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

The Company maintains loss and loss adjustment expense reserves on litigated claims that occur in the routine course of business in the insurance operations of the subsidiaries. These reserves are included in the liability for benefit and loss reserves on the balance sheet and include estimates for associated legal costs. There are no individual actions deemed material by management based upon evaluation of information presently available.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the year ended December 31, 2020 was $765,000 ($1,185,000 in 2019). Cash paid for income taxes during the year ended December 31, 2020 was $244,000. Cash received from income taxes during the year ended December 31, 2019 was $921,000.

During the year ended December 31, 2020, non-cash changes in equity included $1,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $24,000 increase in additional paid-in capital.

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-K.

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES
Schedule I. Summary of Investments Other Than Investments in Related Parties

THE NATIONAL SECURITY GROUP, INC. ($ in thousands)
	December 31, 2020			December 31, 2019

	Cost	Fair Value	Amount per the Balance Sheet	Cost	Fair Value	Amount per the Balance Sheet
Securities Held-to-Maturity:
Agency mortgage backed securities	$873	$946	$873	$1,290	$1,345	$1,290
Total Securities Held-to-Maturity	873	946	873	1,290	1,345	1,290
Securities Available-for-Sale:
Equity Securities:
Banks and insurance companies	842	2,545	2,545	843	2,335	2,335
Industrial and all other	1,076	2,205	2,205	1,284	2,968	2,968
Total equity securities	1,918	4,750	4,750	2,127	5,303	5,303
Debt Securities:
U.S. Government corporations and agencies	4,300	4,614	4,614	4,131	4,281	4,281
Agency mortgage backed securities	19,773	20,629	20,629	32,283	32,987	32,987
Asset backed securities	8,233	8,343	8,343	10,307	10,274	10,274
Private label asset backed securities	1,418	1,413	1,413	6,815	7,252	7,252
Corporate bonds	35,930	39,651	39,651	36,074	37,820	37,820
States, municipalities and political subdivisions	6,587	6,749	6,749	6,669	6,777	6,777
Foreign governments	—	—	—	823	869	869
Total Debt Securities	76,241	81,399	81,399	97,102	100,260	100,260
Total Available-for-Sale	78,159	86,149	86,149	99,229	105,563	105,563
Total Securities	79,032	87,095	87,022	100,519	106,908	106,853
Trading securities	169	169	169	149	149	149
Mortgage loans on real estate	145	145	145	147	147	147
Investment real estate	2,934	2,934	2,934	2,934	2,934	2,934
Policy loans	1,846	1,846	1,846	1,895	1,895	1,895
Company owned life insurance	4,082	4,998	4,998	4,082	4,655	4,655
Other invested assets	2,036	2,036	2,036	2,336	2,336	2,336
Total investments	$90,244	$99,223	$99,150	$112,062	$119,024	$118,969

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES
Schedule II. Condensed Financial Information of Registrant

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
($ in thousands)	December 31,
	2020	2019
Assets
Fixed maturities available-for-sale, at estimated fair value	$957	$294
Investment real estate, at book value	356	356
Cash	3,108	3,393
Investment in subsidiaries (equity method) eliminated upon consolidation	57,681	65,329
Income tax recoverable	—	491
Deferred income tax asset	960	714
Other assets	546	525
Total Assets	$63,608	$71,102
Liabilities and Shareholders' Equity
Liabilities
Accrued general expenses	$3,946	$3,412
Interest rate swaps	619	65
Short-term notes payable	500	500
Long-term debt	13,177	13,664
Total Liabilities	18,242	17,641
Total Shareholders' Equity	45,366	53,461
Total Liabilities and Shareholders' Equity	$63,608	$71,102

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF INCOME
($ in thousands)	Years Ended December 31,
	2020	2019
Income
Dividends (eliminated upon consolidation)	$1,100	$2,750
Net realized investment gains	13	16
Holding company management service fees	1,035	1,019
Other income	60	56
	2,208	3,841
Expenses
State taxes	49	51
Interest	823	1,122
Other expenses	843	1,077
	1,715	2,250
Income before income taxes and equity in undistributed earnings of subsidiaries	493	1,591
Income tax expense (benefit)	(122)	(243)
Income before equity in undistributed earnings of subsidiaries	615	1,834
Equity in undistributed earnings (losses) of subsidiaries	(9,234)	2,233
Net Income (Loss)	$(8,619)	$4,067

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
($ in thousands)
	Years Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$(8,619)	$4,067
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings (losses) of subsidiaries	9,234	(2,233)
Net realized investment gains	(13)	(16)
Income taxes	364	370
Other, net	531	750
Net Cash Provided by Operating Activities	1,497	2,938
Cash Flows from Investing Activities:
Net sales (purchases) of investments	(675)	663
Net Cash Provided by (Used in) Investing Activities	(675)	663
Cash Flows from Financing Activities:
Net repayments of debt	(500)	(200)
Cash dividends	(607)	(531)
Net Cash Used in Financing Activities	(1,107)	(731)
Net change in cash and cash equivalents	(285)	2,870
Cash and cash equivalents, at beginning of year	3,393	523
Cash and Cash Equivalents, at End of Year	$3,108	$3,393
Notes to Condensed Financial Information of Registrant

Note 1 - Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles.  It is, therefore, suggested that this Condensed Financial Information be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant’s Annual Report as referenced in Form 10-K, Part II, Item 8, page 47.

Note 2 - Cash Dividends and Asset Transfers from Insurance Subsidiaries

In 2020, cash dividends of $1,100,000 were paid to the Registrant by its subsidiaries ($2,750,000 in 2019).

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES
Schedule III. Supplementary Insurance Information

THE NATIONAL SECURITY GROUP, INC.
($ in thousands)			Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums	Unpaid Losses
At December 31, 2020:
Life and accident and health insurance			$3,927	$38,875	$14	$1,309
Property and casualty insurance			3,481	—	31,152	10,177
Total			$7,408	$38,875	$31,166	$11,486
At December 31, 2019:
Life and accident and health insurance			$4,227	$38,315	$10	$1,053
Property and casualty insurance			3,439	—	30,545	7,199
Total			$7,666	$38,315	$30,555	$8,252
	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions, Amortization of Policy Acquisition Costs	General Expenses, Taxes, Licenses and Fees
For the year ended December 31, 2020:
Life and accident and health insurance	$5,709	$2,583	$1,242	$5,215	$1,155	$2,139
Property and casualty insurance	55,101	1,530	582	49,425	9,936	10,857
Other	—	60	1,035	—	—	892
Total	$60,810	$4,173	$2,859	$54,640	$11,091	$13,888
For the year ended December 31, 2019:
Life and accident and health insurance	$5,864	$2,677	$853	$5,027	$1,017	$2,233
Property and casualty insurance	54,019	1,683	575	33,979	9,871	10,801
Other	—	56	1,019	—	—	1,128
Total	$59,883	$4,416	$2,447	$39,006	$10,888	$14,162
Note: Investment income and other operating expenses are reported separately by segment and not allocated.

Schedule IV. Reinsurance

THE NATIONAL SECURITY GROUP, INC.
($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2020
Life insurance in force	$201,549	$9,514	$—	$192,035	—%
Premiums:
Life insurance and accident and health insurance	$5,789	$80	$—	$5,709	—%
Property and casualty insurance	62,397	7,296	—	55,101	—%
Total premiums	$68,186	$7,376	$—	$60,810	—%
For the year ended December 31, 2019
Life insurance in force	$202,663	$9,761	$—	$192,902	—%
Premiums:
Life insurance and accident and health insurance	$5,941	$77	$—	$5,864	—%
Property and casualty insurance	61,060	7,041	—	54,019	—%
Total premiums	$67,001	$7,118	$—	$59,883	—%

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES
Schedule V. Valuation and Qualifying Accounts

The National Security Group, Inc.
Years ended December 31, 2020 and 2019
($ in thousands)	2020	2019
Balance, January 1 Allowance for Doubtful Accounts	$5	$4
Additions	4	4
Deletions	3	3
Balance, December 31 Allowance for Doubtful Accounts	$6	$5
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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) and the smaller reporting company guidance - COSO for Smaller Reporting Companies released in 2007. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

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
March 19, 2021

Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
JACK E. BRUNSON (64) has served as a director since 1999 and as President of NSFC since 1997. He also serves on the Boards of Directors of NSFC and Omega. He joined the Company in 1982. Mr. Brunson is a Chartered Property and Casualty Underwriter.

W. L. BRUNSON, JR. (62) has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He also holds the position of President of NSIC. He joined the Company in 1983. Mr. Brunson is also a director of NSFC, NATSCO, NSIC, and Omega. Mr. Brunson is a member of the Alabama State Bar.

BRIAN R. MCLEOD (52) has served as a director since 2016 and currently serves as Vice President of Finance & Operations, CFO and Treasurer of the Company. From 1992-2002 he served as Controller. He joined the Company in 1992. Mr. McLeod is a Director of NSIC, NSFC, Omega and NATSCO. Mr. McLeod is also a member of the Board of Directors for River Financial Corporation, a bank holding company headquartered in Prattville, Alabama. Mr. McLeod is a Certified Public Accountant.

The information contained in The National Security Group's definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2021 with respect to directors and executive officers of the Company as well as Corporate Governance, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2021 with respect to Audit Committee and Audit Committee financial expert, is incorporated herein by reference in response to this item.

The information contained in The National Security Group's definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2021 with respect to information on the beneficial ownership reporting for directors and executive officers, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation
The information contained in The National Security Group's definitive proxy statement, filed pursuant to Regulation 14A, for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2021, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in The National Security Group's definitive proxy statement, filed pursuant to Regulation 14A, for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2021, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information contained in The National Security Group's definitive proxy statement, filed pursuant to Regulation 14A, for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2021, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services
The information contained in The National Security Group's definitive proxy statement, filed pursuant to Regulation 14A, for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 7, 2021, with respect to principal accountant fees and services, is incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets - December 31, 2020 and 2019
•Consolidated Statements of Operations - Years ended December 31, 2020 and 2019
•Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2020 and 2019
•Consolidated Statements of Shareholders' Equity - Years ended December 31, 2020 and 2019
•Consolidated Statements of Cash Flows - Years ended December 31, 2020 and 2019
•Notes to the Consolidated Financial Statements
2.Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.
Schedule I	Summary of Investments Other Than Investments in Related Parties
Schedule II	Condensed Financial Information of the Registrant
Schedule III	Supplementary Insurance Information
Schedule IV	Reinsurance
Schedule V	Valuation and Qualifying Accounts
3.Exhibits filed as part of this Form 10-K:

11.	Computation of Earnings Per Share filed Herewith, See Note 1 to Consolidated Financial Statements.
14.	Code of Ethics, See Additional Information in Part 1, Item 1 of This Report
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
October 12, 2020	October 12, 2020	Press release updating on 2020 Hurricane Losses
October 16, 2020	October 19, 2020	Press release announcing quarterly dividend.
November 13, 2020	November 13, 2020	Press release announcing financial results for the period ended September 30, 2020.

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

Date: March 19, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 19, 2021:

SIGNATURE

/s/ Andrew J. Abernathey	/s/ Brian R. McLeod
/s/ Charles Arnold	/s/ Mickey L. Murdock
/s/ Fleming Brooks	/s/ Frank B. O'Neil
/s/ Jack E. Brunson	/s/ Donald Pittman
/s/ William L. Brunson, Jr.	/s/ L. Brunson White
/s/ Fred D. Clark, Jr.	/s/ Walter P. Wilkerson
/s/ Elizabeth Crawford