Form 10-K/A
period 2020-12-31
NATIONAL SECURITY GROUP INC
filed 2021-03-23
CIK 865058

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Table of Contents

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

Documents incorporated by reference in this Form 10-K

i.Definitive proxy statement for the 2021 Annual Meeting of Stockholders to be held May 21, 2021 is incorporated by reference into Part III of this report. The proxy statement will be filed no later than 120 days from December 31, 2020.

ii.Current Report on Form 8-K for event occurring on February 26, 2021 is incorporated into Part IV of this report.

Explanatory Note

This Amendment number 1 on Form 10-K/A amends the annual report of The National Security Group, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 19, 2021. This amendment is being filed to update the reference made to the Annual Meeting in the documents incorporated by reference. Item (i) should reference the 2021 Annual Meeting of Stockholders. This amendment is also being filed to include in Item 15. Exhibits and Financial Statement Schedules the consent of the Company's Independent Registered Public Accounting Firm to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-233176) of their report dated March 19, 2021, with respect to the consolidated financial statements of The National Security Group, Inc., included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Except as otherwise expressly set forth herein, all of the information in this Form 10-K/A is as of March 19, 2021, the date the Company filed the 2020 10-K with the SEC. This Form 10-K/A continues to speak as of the date of the 2020 10-K and does not reflect any subsequent information or events other than as expressly set forth otherwise in this Form 10-K/A. Among other things, forward-looking statements made in the 2020 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the 2020 10-K, other than this amendment.

Item 15. Exhibits and Financial Statement Schedules

3.Exhibits filed as part of this Form 10-K:

11.		Computation of Earnings Per Share filed Herewith, See Note 1 to Consolidated Financial Statements.
14.		Code of Ethics, See Additional Information in Part 1, Item 1 of This Report
21.1	***	Subsidiaries of the Registrant
23.1	*	Consent of Independent Registered Accounting Firm
31.1	*	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed herewith
	***	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 19, 2021, and incorporated herein by reference.

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

Date: March 23, 2021

3