Form 10-Q
period 2021-03-31
NATIONAL SECURITY GROUP INC
filed 2021-05-14
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

Class	Outstanding May 14, 2021

Common Stock $1.00 par value	2,530,370 shares

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

PART I
Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)	March 31, 2021	December 31, 2020
ASSETS	(UNAUDITED)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2021 - $835; 2020 - $946)	$768	$873
Fixed maturities available-for-sale, at estimated fair value (cost: 2021 - $84,380; 2020 - $76,241)	87,469	81,399
Equity securities, at estimated fair value (cost: 2021 - $1,761; 2020 - $1,918)	4,596	4,750
Trading securities	176	169
Receivable for securities sold	45	3
Mortgage loans on real estate, at cost	144	145
Investment real estate, at book value	2,934	2,934
Policy loans	1,811	1,846
Company owned life insurance	4,941	4,998
Other invested assets	1,921	2,033
Total Investments	104,805	99,150
Cash and cash equivalents	17,242	19,887
Accrued investment income	680	575
Policy receivables and agents' balances, net	13,733	12,345
Reinsurance recoverable	3,017	6,874
Deferred policy acquisition costs	7,384	7,408
Property and equipment, net	1,551	1,572
Income tax recoverable	1,343	1,311
Deferred income tax asset, net	776	706
Other assets	1,044	712
Total Assets	$151,575	$150,540
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$9,509	$10,177
Accident and health benefit and loss reserves	4,151	4,144
Life and annuity benefit and loss reserves	34,708	34,731
Unearned premiums	33,161	31,166
Policy and contract claims	1,222	1,309
Other policyholder funds	1,353	1,342
Short-term notes payable and current portion of long-term debt	500	500
Long-term debt	13,180	13,177
Other liabilities	9,001	8,628
Total Liabilities	106,785	105,174
Contingencies
Shareholders' equity
Common stock	2,533	2,533
Additional paid-in capital	5,626	5,626
Accumulated other comprehensive income	2,439	3,585
Retained earnings	34,235	33,665
Treasury stock, at cost	(43)	(43)
Total Shareholders' Equity	44,790	45,366
Total Liabilities and Shareholders' Equity	$151,575	$150,540
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except per share)	Three months ended March 31,
	2021	2020
REVENUES
Net premiums earned	$15,062	$14,955
Net investment income	804	964
Investment gains (losses)	310	(990)
Other income	136	145
Total Revenues	16,312	15,074
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	9,303	10,583
Amortization of deferred policy acquisition costs	971	1,065
Commissions	2,136	2,075
General and administrative expenses	2,304	1,394
Taxes, licenses and fees	536	721
Interest expense	138	261
Total Benefits, Losses and Expenses	15,388	16,099

Income (Loss) Before Income Taxes	924	(1,025)

INCOME TAX EXPENSE (BENEFIT)
Current	(32)	(53)
Deferred	234	(112)
	202	(165)

Net Income (Loss)	$722	$(860)

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$0.29	$(0.34)

DIVIDENDS DECLARED PER SHARE	$0.06	$0.06

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

($ in thousands)	Three months ended March 31,
	2021	2020

Net income (loss)	$722	$(860)

Other comprehensive income (loss), net of tax
Changes in:
Unrealized losses on securities, net of reclassification adjustment of $— and $(92) for 2021 and 2020, respectively	(1,635)	(1,940)
Unrealized gain (loss) on interest rate swap	489	(545)

Other comprehensive loss, net of tax	(1,146)	(2,485)

Comprehensive loss	$(424)	$(3,345)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2020	$45,366	$33,665	$3,585	$2,533	$5,626	$(43)

Comprehensive loss:

Net income for March 31, 2021	722	722	—	—	—	—

Other comprehensive loss (net of tax)	(1,146)	—	(1,146)	—	—	—

Cash dividends	(152)	(152)	—	—	—	—

Balance at March 31, 2021	$44,790	$34,235	$2,439	$2,533	$5,626	$(43)

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2019	$53,461	$42,891	$2,443	$2,532	$5,602	$(7)

Common stock reacquired	(6)	—	—	—	—	(6)

Comprehensive loss:

Net loss for March 31, 2020	(860)	(860)	—	—	—	—

Other comprehensive loss (net of tax)	(2,485)	—	(2,485)	—	—	—

Cash dividends	(152)	(152)	—	—	—	—

Balance at March 31, 2020	$49,958	$41,879	$(42)	$2,532	$5,602	$(13)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

($ in thousands)	Three months ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$722	$(860)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	51	69
Net (gains) losses on investments	(310)	990
Deferred income taxes	234	(112)
Amortization of deferred policy acquisition costs	971	1,065
Changes in assets and liabilities:
Change in receivable for securities sold	(42)	54
Change in accrued investment income	(105)	(50)
Change in reinsurance recoverable	3,857	—
Policy acquisition costs deferred	(947)	(924)
Change in accrued income taxes	(32)	(53)
Change in net policy liabilities and claims	(168)	(306)
Change in other assets/liabilities, net	742	(800)
Other, net	3	(1)
Net cash provided by (used in) operating activities	4,976	(928)
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(12,645)	(9,926)
Property and equipment	(3)	(25)
Proceeds from sale or maturities of:
Held-to-maturity securities	101	45
Available-for-sale securities	5,031	5,076
Real estate held for investment	—	2
Other invested assets, net	36	(17)
Net cash used in investing activities	(7,480)	(4,845)
Cash Flows from Financing Activities
Change in other policyholder funds	11	(15)
Dividends paid	(152)	(152)
Net cash used in financing activities	(141)	(167)
Net change in cash and cash equivalents	(2,645)	(5,940)
Cash and cash equivalents, beginning of period	19,887	11,809
Cash and cash equivalents, end of period	$17,242	$5,869

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,530,370 at March 31, 2021 and 2,530,783 at March 31, 2020. The Company did not have any dilutive securities as of March 31, 2021 and 2020.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At March 31, 2021, the net amount exceeding FDIC insured limits was $6,813,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At March 31, 2021, the single largest balance due from one agent totaled $497,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At March 31, 2021 and December 31, 2020, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At March 31, 2021, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

Accounting Changes Not Yet Adopted
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (FASB) issued guidance that provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

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

Recently Adopted Accounting Standards
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance to simplify the accounting for income taxes. The guidance removes certain exceptions to general principles in the income tax guidance and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on its financial position or results of operations.

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds passive interests in limited partnerships that are considered to be Variable Interest Entities (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entities and is not required to consolidate under ASC 810. The entities are private placement investment funds formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnerships. The carrying value of the investments totals $472,000 at March 31, 2021 ($460,000 at December 31, 2020) and is included as a component of Other Invested Assets in the accompanying condensed consolidated balance sheets.

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

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

In June 2007, the Company formed National Security Capital Trust II for the sole purpose of issuing, in private placement transactions, $3,000,000 of trust preferred securities and using the proceeds thereof, together with the equity proceeds received from the Company in the initial formation of the Trust, to purchase $3,093,000 of unsecured junior subordinated deferrable interest debentures. The Company owns all voting securities of the Trust and the subordinated debentures are the sole assets of the Trust. The Trust will meet the obligations of the TPS with the interest and principal paid on the subordinated debentures. The Company received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $2,995,000. The Company also holds all the voting securities issued by the Trust and such trusts are considered to be VIE's. The Trust is not consolidated because the Company is not the primary beneficiary of the Trust. The Subordinated Debentures, disclosed in Note 7, are reported in the accompanying condensed consolidated balance sheets as a component of long-term debt. The Company's equity investments in the Trust total $93,000 and are included in Other Assets in the accompanying condensed consolidated balance sheets.

NOTE 3 – INVESTMENTS

Our investment in available-for-sale securities, which are reported at fair value, includes fixed maturity securities and equity securities. Net unrealized gains or losses on fixed maturities are reported after-tax as a component of other comprehensive income. Changes in fair value of equity securities are reported in investment gains/losses as a component of net income.

The amortized cost and aggregate fair values of investments in available-for-sale securities as of March 31, 2021 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$5,861	$251	$72	$6,040
Agency mortgage backed securities	19,979	598	219	20,358
Asset backed securities	8,199	158	19	8,338
Private label mortgage backed securities	1,795	42	19	1,818
Corporate bonds	41,212	2,814	320	43,706
States, municipalities and political subdivisions	7,334	96	221	7,209
Total Fixed Maturities	84,380	3,959	870	87,469
Equity securities	1,761	2,835	—	4,596
Total	$86,141	$6,794	$870	$92,065

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of March 31, 2021 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$768	$67	$—	$835
Total	$768	$67	$—	$835

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

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

The amortized cost and aggregate fair value of debt securities at March 31, 2021, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due after one year through five years	$21,645	$22,766
Due after five years through ten years	23,899	24,934
Due after ten years	38,836	39,769
Total	$84,380	$87,469

Held-to-maturity securities:
Due after one year through five years	$15	$15
Due after five years through ten years	3	4
Due after ten years	750	816
Total	$768	$835

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

A summary of securities available-for-sale with unrealized losses as of March 31, 2021, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

($ in thousands)	Less than 12 months		12 months or longer		Total
March 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
U.S. Government corporations and agencies	$2,167	$72	$—	$—	$2,167	$72	3
Agency mortgage backed securities	7,295	216	1	3	7,296	219	16
Asset backed securities	3,788	19	—	—	3,788	19	5
Private label mortgage backed securities	—	—	832	19	832	19	1
Corporate bonds	6,497	319	499	1	6,996	320	13
States, municipalities and political subdivisions	3,516	221	—	—	3,516	221	5
	$23,263	$847	$1,332	$23	$24,595	$870	43

There were no securities held-to-maturity with unrealized losses as of March 31, 2021.

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

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

For the three months ended March 31, 2021, the Company realized no other-than-temporary impairments. For the year ended December 31, 2020, the Company realized $180,000 other-than-temporary impairments. At March 31, 2021, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $104,000, $80,000 and $75,000. After evaluation by management, it was determined that each of these losses were driven by changes in market interest rates. Management currently has the intent and ability to hold these investments until recovery so no other-than-temporary impairments were recognized. At December 31, 2020, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $55,000, $37,000 and $27,000.

Major categories of investment income are summarized as follows:

($ in thousands)	Three months ended March 31,
	2021	2020
Fixed maturities	$757	$916
Equity securities	49	41
Mortgage loans on real estate	2	2
Investment real estate	—	1
Policy loans	34	36
Other	2	4
	844	1,000
Less: Investment expenses	40	36
Net investment income	$804	$964

Major categories of investment gains and losses are summarized as follows:

($ in thousands)	Three months ended March 31,
	2021	2020
Realized gains on fixed maturities	$—	$121
Realized gains (losses) on equity securities	357	(25)
Gains on trading securities	7	—
Change in fair value of equity securities	3	(599)
Change in surrender value of company owned life insurance	(57)	(251)
Other gains principally real estate	—	2
Other-than-temporary impairments	—	(238)
Net investment gains (losses)	$310	$(990)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

An analysis of the net change in unrealized gains (losses) on available-for-sale securities follows:

($ in thousands)	March 31, 2021	March 31, 2020
Fixed maturities	$(2,069)	$(2,456)
Deferred income tax	434	516
Change in net unrealized gains on available-for-sale securities	$(1,635)	$(1,940)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets measured at fair value on a recurring basis as of March 31, 2021 are summarized in the following table by the type of inputs applicable to the fair value measurements:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$6,040	$6,040	$—	$—
Agency mortgage backed securities	20,358	13,514	6,844	—
Asset backed securities	8,338	3,167	5,171	—
Corporate bonds	43,706	—	43,706	—
Private label asset backed securities	1,818	832	986	—
States, municipalities and political subdivisions	7,209	—	7,209	—
Trading securities	176	176	—	—
Equity securities	4,596	3,100	—	1,496
Total Financial Assets	$92,241	$26,829	$63,916	$1,496

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

As of March 31, 2021, Level 3 fair value measurements of assets include $1,496,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of March 31, 2021, there were no liabilities with Level 3 fair value measurements. In 2020, liabilities with Level 3 fair value measurements included various interest rate swap agreements whose value was based on analysis provided by a third party that utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

The table below presents a reconciliation for all assets and for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021:

($ in thousands) For the three months ended March 31, 2021	Equity Securities	Interest Rate Swap
Beginning balance	$1,502	$(619)
Total gains or losses (realized and unrealized):
Included in earnings	(6)	—
Included in other comprehensive income	—	619
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,496	$—
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2021:	$(6)	$—

For the three months ended March 31, 2021, there were no assets or liabilities measured at fair values on a nonrecurring basis.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 are summarized in the following table by the type of inputs applicable to the fair value measurements:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$4,614	$4,614	$—	$—
Agency mortgage backed securities	20,629	12,044	8,585	—
Asset backed securities	8,343	2,343	6,000	—
Corporate bonds	39,651	—	39,651	—
Private label asset backed securities	1,413	891	522	—
States, municipalities and political subdivisions	6,749	—	6,749	—
Trading securities	169	169	—	—
Equity securities available-for-sale	4,750	3,248	—	1,502
Total Financial Assets	$86,318	$23,309	$61,507	$1,502
Financial Liabilities
Interest rate swap	$(619)	$—	$—	$(619)
Total Financial Liabilities	$(619)	$—	$—	$(619)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

The table below presents a reconciliation for all assets and for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020:

($ in thousands) For the year ended December 31, 2020	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,315	$(65)
Total gains or losses (realized and unrealized):
Included in earnings	187	—
Included in other comprehensive income	—	(554)
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,502	$(619)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2020:	$187	$—

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 are as follows:

($ in thousands)	March 31, 2021		December 31, 2020
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$768	$835	$873	$946
Mortgage loans	144	144	145	145
Policy loans	1,811	1,811	1,846	1,846
Company owned life insurance	4,941	4,941	4,998	4,998
Other invested assets	1,921	1,921	2,033	2,033
Liabilities and related instruments
Other policyholder funds	1,353	1,353	1,342	1,342
Short-term notes payable and current portion of long-term debt	500	500	500	500
Long-term debt	13,180	13,180	13,177	13,177

NOTE 5 – PROPERTY AND EQUIPMENT
Major categories of property and equipment are summarized as follows:

($ in thousands)	March 31, 2021	December 31, 2020
Building and improvements	$3,491	$3,491
Electronic data processing equipment	1,502	1,498
Furniture and fixtures	483	483
	5,476	5,472
Less accumulated depreciation	3,925	3,900
Property and equipment, net	$1,551	$1,572

Depreciation expense for the three months ended March 31, 2021 was $24,000 ($109,000 for the year ended December 31, 2020).

NOTE 6 – INCOME TAXES
The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2015. Tax returns have been filed through the year 2019.
Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. The Company recognized net deferred tax asset positions of $776,000 at March 31, 2021 and $706,000 at December 31, 2020.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

($ in thousands)	As of March 31, 2021	As of December 31, 2020
General expenses	$1,456	$1,448
Unearned premiums	1,395	1,313
Claims liabilities	685	698
NOL carryforward	296	632
Impairment on real estate owned	147	147
Unrealized loss on interest rate swaps	—	130
Deferred tax assets	3,979	4,368

Unrealized gains on trading securities	(1)	(3)
Depreciation	(93)	(95)
Deferred policy acquisition costs	(1,551)	(1,555)
Pre-1984 policyholder surplus account	(314)	(331)
Unrealized gains on securities available-for-sale	(649)	(1,083)
Unrealized gains on equity securities	(595)	(595)
Deferred tax liabilities	(3,203)	(3,662)
Net deferred tax asset	$776	$706

The appropriate income tax effects of changes in temporary differences are as follows:

($ in thousands)	Three months ended March 31,
	2021	2020
Deferred policy acquisition costs	$(4)	$(30)
Other-than-temporary impairments	—	(40)
Trading securities	(2)	(6)
Unearned premiums	(82)	(30)
General expenses	(8)	108
Depreciation	(2)	(2)
Claims liabilities	13	30
Impact of repeal of special provision on pre-1984 policyholder surplus	(17)	(16)
NOL carryforward	336	—
Unrealized gains (losses) on equity securities	—	(126)
Deferred income tax expense (benefit)	$234	$(112)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Three months ended March 31,
	2021	2020
Federal income tax rate applied to pre-tax income (loss)	21.0%	21.0%
Dividends received deduction and tax-exempt interest	(0.3)%	0.3%
Company owned life insurance	1.3%	(5.1)%
Other, net	(0.1)%	(0.1)%
Effective federal income tax rate	21.9%	16.1%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31,	December 31,
	2021	2020
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor. Unsecured.	$500	$500
	$500	$500
Long-term debt consisted of the following as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31,	December 31,
	2021	2020

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor; maturity November 2023. Annual installment payments beginning November 2020. Unsecured.	$1,000	$1,000

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $138,000 in debt issuance cost ($140,000 in 2020); maturity December 15, 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,141	9,139

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $54,000 in debt issuance cost ($55,000 in 2020); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,039	3,038
	$13,180	$13,177

On February 26, 2020, the Company entered into a forward swap effective March 16, 2020, with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued June 21, 2007. Quarterly, commencing June 15, 2020, under the terms of the forward swap, the Company pays interest at a fixed rate of 4.93% until March 15, 2030. On February 26, 2020, the Company entered into a forward swap with a notional amount of $9,000,000 effective March 16, 2020, which hedges against changes in cash flows following the termination of the fixed rate period. Quarterly, commencing June 15, 2020 under the terms of the forward swap, the Company pays interest at a fixed rate of 5.28% until March 15, 2030. These swaps were terminated on March 22, 2021. At December 31, 2020, the swaps had fair values of $155,000 (liability) and $464,000 (liability), respectively,

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

for a total liability of $619,000. The December 31, 2020 swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation gain of $489,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at March 31, 2021.  A net valuation loss of $438,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2020.

The Company’s interest rate swaps included provisions requiring the Company to post collateral when the derivative is in a net liability position.  At December 31, 2020, the Company had securities on deposit with fair market values of $957,000 (all of which was posted as collateral).

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense:

($ in thousands)	Three months ended March 31,
	2021	2020
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$10,177	$7,199
Less reinsurance recoverable on unpaid losses	3,321	249
Net balances at beginning of year	6,856	6,950
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	9,034	9,622
Estimated claims and claim adjustment expenses for claims arising in prior years	(1,078)	(32)
Total increases	7,956	9,590
Claims and claim adjustment expense payments for claims arising in:
Current year	5,280	6,856
Prior years	2,416	3,460
Total payments	7,696	10,316
Net balance at end of period	7,116	6,224
Plus reinsurance recoverable on unpaid losses	2,393	241
Claims and claim adjustment expense reserves at end of period	$9,509	$6,465

Claims and claim adjustment expense reserves before reinsurance recoverable at March 31, 2021 were up compared to the same period last year due to an increase in hurricane activity in the third and fourth quarter of 2020. The most significant event contributing to remaining claim reserves at December 31, 2020 was Hurricane Zeta which occurred in late October. The estimate for claims arising in prior years was reduced $1,098,000 in 2021 (reduced $32,000 in 2020) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves
The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $450,000 at March 31, 2021 ($426,000 at December 31, 2020). These claims are a component of policy and contract claims which totaled $1,222,000 at March 31, 2021 ($1,309,000 at December 31, 2020).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

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

At March 31, 2021, the largest reinsurance recoverable of a single reinsurer was $269,000 ($1,263,000 at December 31, 2020). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the three months ended March 31, 2021 amounted to $46,000 (also $46,000 in 2020). The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified deferred compensation plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the three months ended March 31, 2021 and 2020 amounted to an approximate increase of $24,000 and a decrease of $361,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were no contributions during the three months ended March 31, 2021 and contributions of $100,000 were made during the three months ended March 31, 2020. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

NOTE 11 – SHAREHOLDERS' EQUITY

During the three months ended March 31, 2021 and year ended December 31, 2020, changes in shareholders' equity consisted of net income of $722,000 and a net loss of $8,619,000, respectively; dividends paid of $152,000 in 2021 and $607,000 in 2020; an other comprehensive loss of $1,146,000 in 2021 and other comprehensive income of $1,142,000 in 2020; common stock issued of $25,000 in 2020; and the purchase of treasury shares of $36,000 in 2020.  Other comprehensive income consisted of changes in accumulated unrealized gains/losses on securities available-for-sale and changes in accumulated unrealized losses on interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

The table below provides information regarding the Company's preferred and common stock as of March 31, 2021 and December 31, 2020:

	March 31, 2021
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

During the three months ended March 31, 2021, the Company repurchased no shares of common stock. During the year ended December 31, 2020, the Company purchased 2,509 shares of common stock which were placed in treasury stock.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances:

($ in thousands)	Three months ended March 31,
	2021	2020
Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	$(489)	$(51)
Other comprehensive income (loss) for period:
Other comprehensive gain (loss) before reclassifications	489	(545)
Net current period other comprehensive income (loss)	489	(545)
Balance at end of period	$—	$(596)

Unrealized Gains (Losses) on Available-for-Sale Securities
Balance at beginning of period	$4,074	$2,494
Other comprehensive loss for period:
Other comprehensive loss before reclassifications	(1,635)	(2,032)
Amounts reclassified from accumulated other comprehensive loss	—	92
Net current period other comprehensive loss	(1,635)	(1,940)
Balance at end of period	$2,439	$554

Total Accumulated Other Comprehensive Income (Loss) at end of period	$2,439	$(42)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2021:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net investment gains
	—	Total before tax
	—	Tax (expense) or benefit
	$—	Net of Tax

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2020:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains and Losses on Available-for-Sale Securities	$(117)	Net investment losses
	(117)	Total before tax
	25	Tax (expense) or benefit
	$(92)	Net of Tax

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

Total assets by industry segment at March 31, 2021 and December 31, 2020 are summarized below:

($ in thousands) Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

March 31, 2021	$151,575	$87,641	$58,208	$5,726

December 31, 2020	$150,540	$85,375	$59,394	$5,771

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

Net income (loss) by business segment for the three months ended March 31, 2021 and 2020 is summarized below:

($ in thousands) Three months ended March 31, 2021	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUES
Net premiums earned	$13,672	$1,390	$—	$—	$15,062
Net investment income	305	622	12	(135)	804
Investment gains	101	203	6	—	310
Other income	136	204	240	(444)	136
	14,214	2,419	258	(579)	16,312
BENEFITS AND EXPENSES
Policyholder benefits paid	7,956	1,447	—	(100)	9,303
Amortization of deferred policy acquisition costs	687	284	—	—	971
Commissions	2,059	77	—	—	2,136
General and administrative expenses	2,071	402	310	(479)	2,304
Taxes, licenses and fees	449	87	—	—	536
Interest expense	—	10	128	—	138
	13,222	2,307	438	(579)	15,388
Income (Loss) Before Income Taxes	992	112	(180)	—	924
INCOME TAX EXPENSE (BENEFIT)	220	23	(41)	—	202
Net Income (Loss)	$772	$89	$(139)	$—	$722

($ in thousands) Three months ended March 31, 2020	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUES
Net premiums earned	$13,522	$1,433	$—	$—	$14,955
Net investment income	425	663	11	(135)	964
Investment losses	(438)	(527)	(25)	—	(990)
Other income	145	258	231	(489)	145
	13,654	1,827	217	(624)	15,074
BENEFITS AND EXPENSES
Policyholder benefits paid	9,591	1,138	—	(146)	10,583
Amortization of deferred policy acquisition costs	681	384	—	—	1,065
Commissions	1,990	85	—	—	2,075
General and administrative expenses	1,821	400	(349)	(478)	1,394
Taxes, licenses and fees	619	102	—	—	721
Interest expense	—	9	252	—	261
	14,702	2,118	(97)	(624)	16,099
Income (Loss) Before Income Taxes	(1,048)	(291)	314	—	(1,025)
INCOME TAX EXPENSE (BENEFIT)	(168)	(62)	65	—	(165)
Net Income (Loss)	$(880)	$(229)	$249	$—	$(860)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2021 and 2020, respectively:

($ in thousands)	Three months ended March 31,
	2021	2020
Life, accident and health operations premiums written:
Traditional life insurance	$1,018	$1,058
Accident and health insurance	392	407
Gross life, accident and health	1,410	1,465
Reinsurance premium ceded	(43)	(35)
Net life, accident and health premiums written	$1,367	$1,430
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$11,863	$10,252
Homeowners (Including mobile homeowners)	5,027	4,835
Other liability	534	579
Gross property and casualty	17,424	15,666
Reinsurance premium ceded	(2,405)	(1,765)
Net property and casualty written	$15,019	$13,901
Consolidated gross premiums written	$18,834	$17,131
Reinsurance premium ceded	(2,448)	(1,800)
Consolidated net premiums written	$16,386	$15,331

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2021 and 2020, respectively:

($ in thousands)	Three months ended March 31,
	2021	2020
Life, accident and health operations premiums earned:
Traditional life insurance	$1,042	$1,066
Accident and health insurance	391	402
Gross life, accident and health	1,433	1,468
Reinsurance premium ceded	(43)	(35)
Net life, accident and health premiums earned	$1,390	$1,433
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$10,178	$9,652
Homeowners (Including mobile homeowners)	5,362	5,081
Other liability	537	554
Gross property and casualty	16,077	15,287
Reinsurance premium ceded	(2,405)	(1,765)
Net property and casualty earned	$13,672	$13,522
Consolidated gross premiums earned	$17,510	$16,755
Reinsurance premium ceded	(2,448)	(1,800)
Consolidated net premiums earned	$15,062	$14,955

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

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

The Company's property & casualty subsidiaries had one longstanding action remaining in Texas filed in the aftermath of Hurricane Ike which was favorably resolved in the second quarter of 2020 with no material impact on these consolidated financial statements.

The Company maintains loss and loss adjustment expense reserves on litigated claims that occur in the routine course of business in the insurance operations of the subsidiaries. These reserves are included in the liability for benefit and loss reserves on the balance sheet and include estimates for associated legal costs for individual claims. In addition the Company has a current accrual of $625,000 for legal expenses and third party claimant settlement cost. There are no individual actions not accrued that are deemed material by management based upon an evaluation of information presently available.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2021 was $169,000 ($248,000 in 2020). There was no cash received or paid from income taxes during the three months ended March 31, 2021. There was no cash received or paid from income taxes during the three months ended March 31, 2020.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of The National Security Group, Inc.

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. (the Company) as of March 31, 2021, and the related condensed consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2021, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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
May 14, 2021

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as "we", "our", "us", "Company" or "NSEC") and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three-month periods ended March 31, 2021 and 2020 and should be read in conjunction with the Consolidated Financial Statements and Notes which accompany this report. The financial information presented herein should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes information and disclosures not presented herein. Please refer to our note regarding forward-looking statements on page 4 of this report.

The National Security Group, Inc. operates in ten states with 63.4% of total premium revenue generated in the states of Alabama, Georgia and Mississippi.  We operate in two business segments summarized as follows:

•The Property and Casualty (P&C) segment is the most significant segment, accounting for 91.8% of gross earned premium in the first quarter of 2021.  The P&C segment operates in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•The Life segment accounted for 8.2% of gross premium revenue in 2021. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

All of our insurance companies have been assigned ratings by A.M. Best Co (Best).  On April 29, 2021, A.M. Best affirmed the Financial Strength Rating (FSR) of B++ (Good) and the Long-Term Issuer Credit Rating (Long-Term ICR) of "bbb" of NSFC. In addition, A.M. Best affirmed the FSR of B+ (Good) and Long-Term ICR of "bbb-" of Omega. The A.M. Best outlook for the ratings was revised from "stable" to "negative" for NSFC and Omega. A.M. Best affirmed the FSR of B++ (Good) and the Long-Term ICR to "bbb" for NSIC. The outlook for the ratings of NSIC was revised from "stable" to "negative". A.M. Best also affirmed the Long-Term ICR of "bb" of the parent holding company, NSEC, with a revised outlook from "stable" to "negative".

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On March 30, 2021, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

The earnings in the property and casualty segment have seasonal volatility due to severe storm activity resulting in incurred losses and loss adjustment expenses from hurricane, tornado, wind and hail related insurance claims. These storm systems or other natural disasters are generally classified as catastrophes (referred to as "catastrophe" or "cat" events/losses throughout the remainder of this document) by Property Claim Service (PCS) when an individual event causes $25 million or more in industry wide direct insured losses and affect a significant number of policyholders and insurers.

Information in this discussion is presented in whole dollars rounded to the nearest thousand, except for per share information. Tabular amounts are presented in thousands.

Summary

For the three months ended March 31, 2021, the Company had net income of $722,000, $0.29 income per share, compared to a net loss of $860,000, $0.34 loss per share, for the three months ended March 31, 2020; a quarter over quarter improvement of $1,582,000. Pretax income from operations for the first quarter of 2021 totaled $614,000 compared to a pretax loss from operations of $35,000 in the first quarter of 2020. Results for the first quarter of 2021 were positively impacted by a $1,280,000 decrease in claims and was the primary reason for the $649,000 improvement in pretax income from operations in the first quarter of 2021, compared to the same period in 2020.

For the three months ended March 31, 2021, the Company had investment gains of $310,000 compared to an investment loss of $990,000 for the three months ended March 31, 2020. A primary reason for the increase in first quarter 2021 investment gains, compared to first quarter 2020 investment losses was realized gains on the sale of equity securities totaling $357,000 compared to realized losses on the sale of equity securities totaling $25,000 last year. In addition, an increase in market value of our equity investments held for sale totaled $3,000, in the first quarter of 2021, compared to a decline in market value of equity investments held for sale of $599,000, in the first quarter of 2020.

The Company ended the first quarter of 2021 with claims totaling $9,303,000 compared to $10,583,000 for the same period last year. The P&C segment was the primary source of the decrease with overall claims down $1,280,000 in first quarter 2021 compared to first quarter of 2020. The primary component of the decline was claims reported from weather related events which declined $833,000, in the first quarter of 2021, compared to the same period last year. In addition, reported fire losses were down $270,000 in the first quarter of 2021 compared to the first quarter of 2020.

Financial results for the three months ended March 31, 2021 and 2020, based on U.S generally accepted accounting principles, were as follows:

Unaudited Consolidated Financial Summary	Three months ended March 31,
($ in thousands, except per share)	2021	2020
Gross premiums written	$18,834	$17,131
Net premiums written	$16,386	$15,331

Net premiums earned	$15,062	$14,955
Net investment income	804	964
Net investment gains (losses)	310	(990)
Other income	136	145
Total Revenues	16,312	15,074
Policyholder benefits and settlement expenses	9,303	10,583
Amortization of deferred policy acquisition costs	971	1,065
Commissions	2,136	2,075
General and administrative expenses	2,304	1,394
Taxes, licenses and fees	536	721
Interest expense	138	261
Total Benefits, Losses and Expenses	15,388	16,099
Income (Loss) Before Income Taxes	924	(1,025)
Income tax expense (benefit)	202	(165)
Net Income (Loss)	$722	$(860)
Income (Loss) Per Common Share	$0.29	$(0.34)
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$722	$(860)
Income tax expense (benefit)	202	(165)
Investment (gains) losses, net	(310)	990
Pretax Income (Loss) From Operations	$614	$(35)
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

Three-month period ended March 31, 2021 compared to three-month period ended March 31, 2020

Premium Revenue:
For the three months ended March 31, 2021, net premiums earned were up $107,000 at $15,062,000 compared to $14,955,000 during the same period last year. The increase in premium revenue was primarily driven by an increase in net earned premium, in the P&C segment, of $150,000 or 1.1%. The increase in P&C segment net earned premium was primarily attributable to a 5.5% increase in gross earned premium in our homeowners program coupled with a 5.4% increase in gross earned premium in our dwelling fire program. The increase in P&C segment gross earned premium was partially offset by a 36.3% increase in reinsurance premium ceded due to an increase in reinsurance costs related to our 2021 catastrophe reinsurance contract renewal. We are implementing rate increases across all of our property insurance offerings to offset the cost of this increase in catastrophe reinsurance.

Gross written premium increased significantly in the first quarter of 2021 compared to the same period last year. Gross written premium for the three months ended March 31, 2021 was $18,834,000 compared to $17,131,000 for the same period last year, an increase of 9.9%. The primary factor contributing to the increase in gross written premium is a re-underwriting project in our P&C subsidiary which began during the fourth quarter of 2020 for policy renewals beginning in January 2021. In order to mitigate the impact of an increase in average claim cost due to inflation associated with increasing cost of home repairs and construction materials, we are currently re-underwriting our book of P&C business. We are placing particular focus on adequacy of property valuation to better reflect an increase in our average claim cost due to increases in repair cost. Through this process of re-underwriting, we will work through substantially all of our annual policy renewals by December 31, 2021. The renewal rate on policies renewing in the first quarter of 2021 was 92.5%, which is in line with our five year average renewal rate. While our policy risk count as of March 31, 2021 is down approximately 3.7% compared to March 31, 2020, P&C segment gross written premium is up 11.2% for the three months ended March 31, 2021 compared to the same period last year reflecting a higher average premium per policy. With the current expanded re-underwriting process just taking effect with first quarter 2021 policy renewals, this increase in written premium is expected to lead to increased earned premium in subsequent quarters of 2021 as the project ramps up.

In addition to the re-underwriting project, we have implemented multiple rate increases to help offset the 29.4% increase in reinsurance costs we incurred with the 2021 renewal of our catastrophe reinsurance. We have focused on implementing rate increases in the states and programs most impacted by the increase in catastrophe reinsurance cost, primarily states with costal/hurricane exposure. With the rising costs of reinsurance taking effect on January 1, 2021, we have worked diligently to incorporate these increases into our rate filings as quickly as possible in 2021. We currently anticipate the completion and implementation of current year rate filings for most of our states and programs by mid-year 2021 with increases taking effect at each annual policy renewal over the subsequent twelve months of renewals in each program.

Investment Gains (Losses):
Investment gains, for the three months ended March 31, 2021, were $310,000 compared to investment losses of $990,000 for the same period last year. The primary reason for the investment gain, in the first quarter of 2021, was a gain on equity securities of $357,000 compared to a loss on equity securities of $25,000 for the same period last year. For the three months ended March 31, 2021, the market value of our equity investments increased $3,000 compared to a decrease in market value of equity investments of $599,000 for the same period last year. Partially offsetting the first quarter of 2021 investment gains was a decrease in value of COLI investments totaling $57,000 compared to a decrease of $251,000 for the same period last year. Investment losses in the first quarter of 2020 were also impacted by other-than-temporary impairments (OTTI) on investment securities of $238,000 while no OTTI was incurred for the three months ended March 31, 2021.

Net Income (Loss):
For the three months ended March 31, 2021, the Company had net income of $722,000, $0.29 income per share, compared to a net loss of $860,000, $0.34 loss per share, for the same period last year. The primary reasons for the first quarter 2021 net income, compared to the first quarter 2020 net loss, was a decrease in property and casualty insured losses coupled with an increase in P&C segment earned premium. The reduction in weather related claims in the P&C segment through March 31, 2021, compared to March 31, 2020, was the primary reason for the decline in claims. The increase in P&C subsidiary premium was primarily driven by the re-underwriting project and rate filing increases discussed previously.

Pretax Income (Loss) from Operations:
For the three months ended March 31, 2021, our pretax income from operations was $614,000 compared to a pretax loss from operations of $35,000 for the three months ended March 31, 2020; an increase of $649,000. As discussed above, a decrease in both weather related claim activity and fire losses in our P&C segment coupled with an increase in premium in our P&C segment were the primary reasons for the income from operations in the first quarter of 2021, compared to the same period last year.

P&C Segment Combined Ratio:
The P&C segment ended the first quarter of 2021 with a GAAP basis combined ratio of 95.8%. Reported catastrophe losses totaled $1,736,000 and added 12.6 percentage points to the combined ratio. In comparison, the P&C segment ended the first quarter of 2020 with a GAAP basis combined ratio of 107.6% with $2,252,000 in reported catastrophe losses increasing the combined ratio by 16.5 percentage points. Non-catastrophe wind and hail losses were down $317,000 for the three months ended March 31, 2021 compared to the same period in 2020. Reported non-catastrophe wind and hail losses, in the first quarter of 2021, totaled $1,293,000 and added 9.4 percentage points to the first quarter 2021 combined ratio. In comparison, non-catastrophe wind and hail losses reported in the first quarter of 2020 totaled $1,610,000 and added 11.8 percentage points to the first quarter 2020 combined ratio. In addition, reported fire losses were down $270,000 during the first quarter of 2021 compared to the first quarter of 2020. Reported fire losses totaled $3,270,000, for the three months ended March 31, 2021, and added 23.7 percentage points to the 2021 combined ratio. In comparison, in the first quarter of 2020, reported fire losses totaled $3,540,000 and added 25.9 percentage points to the 2020 combined ratio.

Overview - Balance Sheet highlights at March 31, 2021 compared to December 31, 2020

Selected Balance Sheet Highlights	March 31, 2021	December 31, 2020
($ in thousands, except per share)	Unaudited
Invested Assets	$104,805	$99,150
Cash	$17,242	$19,887
Total Assets	$151,575	$150,540
Policy Liabilities	$84,104	$82,869
Total Debt	$13,680	$13,677
Accumulated Other Comprehensive Income	$2,439	$3,585
Shareholders' Equity	$44,790	$45,366
Book Value Per Share	$17.70	$17.93
Invested Assets:
Invested assets at March 31, 2021 were $104,805,000 compared to $99,150,000 at December 31, 2020; an increase of 5.7%. The increase in invested assets was primarily due to an increase in new investments of positive cash flow from operations and partial re-investment of December 31, 2020 available cash. This was offset by a decline, primarily in market value of available-for-sale fixed maturity investments, of $2,069,000. This decline in market value of fixed maturity investments was primarily driven by an increase in intermediate and long-term market interest rates during the quarter.

Cash:
The Company, primarily through its insurance subsidiaries, had $17,242,000 in cash and cash equivalents at March 31, 2021, compared to $19,887,000 at December 31, 2020. Cash decreased $2,645,000 in the first quarter of 2021 primarily due to the purchase of available-for-sale fixed maturity securities in our P&C subsidiary investment portfolio.

Total Assets:
Total assets at March 31, 2021 were $151,575,000 compared to $150,540,000 at December 31, 2020. Positive cash flow from insurance operations contributed to an increase in purchases of fixed maturity securities. Due to an increase in market interest rates, fixed maturity investments classified as available-for-sale decreased in market value, partially offsetting the increase in new investments in the first quarter of 2021.

Policy Liabilities:
Policy related liabilities were $84,104,000 at March 31, 2021, compared to $82,869,000 at December 31, 2020; an increase of $1,235,000 or 1.5%. The primary reason for the increase in policy liabilities was a $1,995,000 increase in P&C segment unearned premium, in the first quarter of 2021, compared to 2020. The increase in unearned premium was primarily driven by an 11.2% quarter over quarter increase in P&C segment gross written premium in the first quarter of 2021. This increase in gross written premium was primarily due to the impact of increased average policy premium as we began re-underwriting our P&C in-force policies starting with January 1, 2021 renewals.

Debt Outstanding:
Total debt was comparable at March 31, 2021 at $13,680,000 compared to $13,677,000 at December 31, 2020. Our debt is held at the holding company level.

Shareholders' Equity:
Shareholders' equity as of March 31, 2021 was $44,790,000, down $576,000, compared to December 31, 2020 Shareholders' equity of $45,366,000. Book value per share was $17.70 at March 31, 2021, compared to $17.93 per share at December 31, 2020; a decline of 1.3% or $0.23 per share. The primary factors contributing to the decrease in both book value per share and Shareholders' equity were a decrease in accumulated other comprehensive income of $1,146,000 and shareholder dividends paid of $152,000. Partially offsetting these decreases was net income of $722,000.

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended March 31, 2021 and 2020:

($ in thousands)	Three months ended March 31,		Percent
	2021	2020	increase (decrease)
Life, accident and health segment premiums earned:
Traditional life insurance	$1,042	$1,066	(2.3)%
Accident and health insurance	391	402	(2.7)%
Gross life, accident and health	1,433	1,468	(2.4)%
Reinsurance premium ceded	(43)	(35)	22.9%
Net life, accident and health premiums earned	$1,390	$1,433	(3.0)%

Property and Casualty segment premiums earned:
Dwelling fire & extended coverage	$10,178	$9,652	5.4%
Homeowners (Including mobile homeowners)	5,362	5,081	5.5%
Other liability	537	554	(3.1)%
Gross property and casualty premium earned	16,077	15,287	5.2%
Reinsurance premium ceded	(2,405)	(1,765)	36.3%
Net property and casualty premiums earned	$13,672	$13,522	1.1%

Consolidated gross premiums earned	$17,510	$16,755	4.5%
Reinsurance premium ceded	(2,448)	(1,800)	36.0%
Consolidated net premiums earned	$15,062	$14,955	0.7%

Consolidated net premium earned was up 0.7% for the quarter ended March 31, 2021, at $15,062,000 compared to $14,955,000 for the same period last year. The increase in net premium earned was due to a 1.1% increase in net premium earned in the P&C segment. The increase in P&C segment net earned premium was primarily attributable to a 5.5% increase in gross earned premium in our homeowners program coupled with a 5.4% increase in gross earned premium in our dwelling fire program. The primary reasons for the increase in P&C segment net earned premium were the re-underwriting project whereby we are re-underwriting our P&C property business during 2021 and the implementation of rate increases across all of our programs. Gross earned premium was offset by a 36.3% increase in reinsurance premium ceded primarily attributable to an increase in reinsurance cost related to our 2021 catastrophe reinsurance contract renewal.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. With our 2021 catastrophe contract placement, our single event catastrophe retention remained unchanged from the prior year at $4 million. In our 2021 contract, we maintained our underlying catastrophe aggregate coverage of $2 million in excess of $2 million with a $2 million aggregate annual deductible. This aggregate coverage effectively lowers our second event retention to $2 million. The catastrophe aggregate cover also has two reinstatements. Also unchanged from last year, we maintain primary catastrophe excess reinsurance covering incurred claims of a single catastrophe event up to $72.5 million. Our primary catastrophe excess reinsurance has a reinstatement provision for one event and covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million (net of reinsurance). It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple catastrophe events, such as those experienced in 2020, that individually may not exceed our $4 million retention and would not be covered under our catastrophe reinsurance contract. To mitigate the impact of these smaller events, we added an additional reinstatement to our catastrophe aggregate coverage for 2021.

To summarize our catastrophe reinsurance structure, under the catastrophe reinsurance program in 2021, the Company retains the first $4 million in losses from a first event (exceeding $4 million in insured losses) and $2 million in losses from a second event.

Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000
Catastrophe Aggregate	100% of $2,000,000 in excess of $2,000,000

We purchase reinstatement premium protection on our primary catastrophe excess reinsurance (layers one through three above) for one reinstatement. Our catastrophe aggregate coverage is subject to a $2 million aggregate annual deductible and has a contract provision for two reinstatements. Additional details regarding the structure of our 2021 catastrophe reinsurance program can be found in Note 9 to the Condensed Consolidated Financial Statements.

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the three months ended March 31, 2021 and 2020:

($ in thousands)	Three months ended March 31,
	2021	2020
Fixed maturities	$757	$916
Equity securities	49	41
Mortgage loans on real estate	2	2
Investment real estate	—	1
Policy loans	34	36
Other	2	4
	844	1,000
Less: Investment expenses	40	36
Net investment income	$804	$964

For the three months ended March 31, 2021, net investment income was $804,000 compared to $964,000 for the same period in 2020; a decrease of $160,000 or 16.6%. A combination of a decline in our invested assets due to increased catastrophe claim frequency throughout 2020, coupled with lower reinvestment yields on fixed maturity investments, our investment income declined in 2021. While reinvestment rates remain low, investment income should increase moderately on a quarter over quarter basis as we reinvest our current cash balances.

Investment Gains (Losses):
The table below provides investment gains and losses for the three months ended March 31, 2021 and 2020:

($ in thousands)	Three months ended March 31,
	2021	2020
Realized gains on fixed maturities	$—	$121
Realized gains (losses) on equity securities	357	(25)
Gains on trading securities	7	—
Change in fair value of equity securities	3	(599)
Change in surrender value of company owned life insurance	(57)	(251)
Other losses principally real estate	—	2
Other-than-temporary impairments	—	(238)
Net investment gains (losses)	$310	$(990)

Net investment gains, for the three months ended March 31, 2021, were $310,000 compared to net investment losses of $990,000 for the same period in 2020; an increase of $1,300,000. A primary reason for the increase in first quarter 2021 investment gains, compared to first quarter 2020 investment losses, was realized gains on the sale of equity securities totaling $357,000 compared to realized losses on equity securities totaling $25,000. In addition, an increase in market value of our equity investments totaled $3,000, in the first quarter of 2021, compared to a decline in market value of equity investments of $599,000, in the first quarter of 2020.

Other Income:
Other income was comparable at $136,000 for the three months ended March 31, 2021, compared to $145,000 for the same period last year; a decrease of $9,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. While gross written premium increased, the decline in fees is due to the moderate decline in in-force P&C policy count in the first quarter of 2021 compared to last year.

Policyholder Benefits:
Policyholder claim related expenses totaled $9,303,000 for the first quarter of 2021, compared to $10,583,000 for the same period last year; an improvement of $1,280,000 or 12.1%. Claims as a percentage of premium earned was 61.8% in the first quarter of 2021 compared to 70.8% in the first quarter of 2020. The primary reason for the decrease in claims was an $833,000 decrease in P&C segment reported weather related claims coupled with a decrease in reported fire claims totaling $270,000.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three-month periods ended March 31, 2021 and 2020:

For the three months ended March 31, 2021			For the three months ended March 31, 2020
($ in thousands) Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 2113 (Jan 25-26)	$132	6	Cat 2012 (Jan 10-12)	$1,334	310
Cat 2117 (Feb 16-20)	760	196	Cat 2014 (Feb 5-8)	630	157
Cat 2120 (Mar 15-19)	282	66	Cat 2016 (Mar 2-4)	261	61
Cat 2122 (Mar 24-26)	494	85
Misc cats less than $100k	68	16	Misc cats less than $100k	27	10
Total Cat Losses	$1,736	369	Total Cat Losses	$2,252	538

Non-Cat Wind & Hail	$1,293	294	Non-Cat Wind & Hail	$1,610	414

During the first quarter of 2021, the P&C segment was impacted by six catastrophe events producing 369 policyholder claims totaling $1,736,000. In comparison, the P&C segment was impacted by five catastrophe events during the first quarter of 2020 from 538 claims totaling $2,252,000. During 2021, the P&C segment had reported losses from Cat 2117 (winter storm) totaling $760,000 from 196 claims. This cat event accounted for 43.8% of total reported losses from cat events during the first quarter of 2021 and added 5.5 percentage points to the first quarter 2021 P&C segment loss ratio. During 2020, the P&C segment had reported losses from Cat 2012 (tornado/wind losses) totaling $1,334,000 from 310 claims. This cat event accounted for 59.2% of total reported losses from cat events during the first quarter of 2020 and added 9.8 percentage points to the first quarter 2020 P&C segment loss ratio. Claims reported from all first quarter 2021 cat events contributed 12.6 percentage points to the first quarter 2021 P&C segment loss ratio. Claims reported from all first quarter 2020 cat events contributed 16.5 percentage points to the first quarter 2020 P&C segment loss ratio.

Non-catastrophe wind and hail claims reported in the first quarter of 2021 totaled $1,293,000 compared to non-catastrophe wind and hail claims reported in the first quarter of 2020 totaling $1,610,000; a decrease of $317,000. During the first quarter of 2021, the P&C segment had 294 non-cat wind and hail claims reported (an average of $4,400 per claim) compared to 414 non-cat wind and hail claims reported during the first quarter of 2020 (an average of $3,900 per claim). Non-cat wind and hail claims reported during the first quarter of 2021 accounted for 16.3% of total P&C segment incurred losses in the current year and added 9.4 percentage points to the 2021 P&C segment combined ratio. Non-cat wind and hail claims reported during the first quarter of 2020 accounted for 16.8% of total P&C segment incurred losses in 2020 and added 11.8 percentage points to the 2020 P&C segment combined ratio.

Reported fire losses in the first quarter of 2021 were down $270,000 or 7.6% compared to fire losses reported during the first quarter of 2020. The P&C segment had 120 fire losses reported in the first quarter of 2021 totaling $3,270,000 compared to 106 claims reported in the first quarter of 2020 totaling $3,540,000. The average cost per claim was $27,300 for fire losses reported in the first quarter of 2021 compared to $33,400 for fire losses reported in the first quarter of 2020. Fire losses reported during the first quarter of 2021 added 23.7 percentage points to the P&C segment combined ratio while fire losses reported during the first quarter of 2020 added 25.9 percentage points to the P&C segment combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended March 31, 2021, policy acquisition costs were $3,107,000 compared to $3,140,000 for the same period last year; a decrease of $33,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 20.6% in the first quarter of 2021 compared to 21.0% for the same period last year.

General Expenses:
General and administrative expenses were $2,304,000 in the first quarter of 2021, compared to $1,394,000 for the same period last year. As a percent of earned premium, general and administrative expenses were 15.3% and 9.3% at March 31, 2021 and 2020, respectively. Prior year general and administrative expenses were lower than normal levels due to a decline in value of SERP and deferred compensation related liabilities of $434,000, with a corresponding decline in general expenses. This decline was driven by a pandemic related decline in the value of underlying investment options in the plans. For the quarter ending March 31, 2021, we had an increase in a litigation accrual of $125,000. We also had an increase in accounting, actuarial and consulting fees totaling $117,000 and additional expenses directly associated with re-underwriting our P&C business of $74,000. Deferred compensation plan expenses totaled $246,000 for the quarter ending March 31, 2021. We expect general expenses to moderate in the second half of 2021 as much of the increase in early 2021 is associated with the acceleration of P&C rate filings to reflect the increase in cost of our 2021 catastrophe reinsurance and upfront cost associated with our re-underwriting project.

Taxes, Licenses and Fees:
For the quarter ended March 31, 2021, insurance taxes, licenses and fees were $536,000 compared to $721,000 for the same period last year. As a percent of earned premium, insurance taxes, licenses and fees were 3.6% in the first quarter of 2021 and 4.8% in the first quarter of 2020. The $185,000 decrease in the first quarter 2021, compared to the first quarter of 2020, was primarily related to a credit received totaling $155,000 which reduced tax expense in the current year.

Interest Expense:
Interest expense was $138,000 for the three months ended March 31, 2021, compared to $261,000 for the three months ended March 31, 2020. A reduction in total debt outstanding and a decrease in interest on long-term debt over the past twelve months was the primary factor contributing to the $123,000 decrease.

Income Taxes (Benefits):
For the three months ended March 31, 2021, the Company had income before income taxes of $924,000 compared to loss before income taxes of $1,025,000 for the same period last year. The $202,000 tax expense for the first quarter of 2021 consisted of current tax benefit of $32,000 and deferred tax expense of $234,000. The $165,000 tax benefit for the first quarter of 2020 consisted of current tax benefit of $53,000 and deferred tax benefit of $112,000. The effective tax rate for the first quarter of 2021 was 21.9% compared to 16.1% for the first quarter of 2020.

Net Income (Loss):
The Company ended the first quarter of 2021 with net income of $722,000 compared to a net loss of $860,000 for the same period last year. The primary factors contributing to the $1,582,000 increase was the $1,300,000 increase in first quarter 2021 investment gains coupled with the $1,280,000 decrease in policyholder benefits and settlement expenses, primarily in the P&C segment, discussed in detail in the preceding commentary in this discussion.

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
Virtually all invested assets of the Company are held in the insurance subsidiaries. As of March 31, 2021, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

($ in thousands) Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in 1-5 years	$21,645	$15	$21,660	25.44%
Maturity in 5-10 years	23,899	3	23,902	28.07%
Maturity after 10 years	38,836	750	39,586	46.49%
	$84,380	$768	$85,148	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some fixed maturity securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,425,000, or 5.1%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,346,000, or 5.0%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset/liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At March 31, 2021, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $44,790,000, down $576,000, compared to $45,366,000 at December 31, 2020.  During the three months ended March 31, 2021, shareholders' equity was increased by a net income of $722,000, decreased by a comprehensive loss due to changes in value of fixed maturity securities of $1,635,000 and increased by a comprehensive gain of $489,000 related to change in value of interest rate swaps. Equity was also reduced by cash dividends paid totaling $152,000.

As discussed above, changing interest rates can have a significant impact on the market value of fixed maturity investments. Fixed maturity securities classified as available-for-sale increase the liquidity resources of the Company as they can be sold at any time to pay claims or meet other Company obligations. However, these securities are required to be carried at market value with net of tax change in accumulated unrealized gains and losses directly impacting shareholder's equity. While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 4.7% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $17,242,000 in cash and cash equivalents at March 31, 2021, compared to $5,869,000 at March 31, 2020. Cash provided by operating activities increased cash by $4,976,000 during the three months ended March 31, 2021. The increase in cash from operating activities was primarily related to reinsurance recoveries on paid losses related to 2020 hurricane events and net income for the period. Cash used in operating activities decreased cash by $928,000 for the three months ended March 31, 2020. The decrease in cash from operating activities was primarily driven reductions in various liabilities. Net cash used in investing activities totaled $7,480,000 for the three months ended March 31, 2021, compared to $4,845,000 in 2020. The decrease in cash from investing activities during the three months ended March 31, 2021 was related to reinvestment of cash on hand from maturities of fixed maturity securities and reinsurance recoveries. Net cash used in investing activities in 2020 was primarily related to the purchase of available-for-sale fixed maturity securities. Net cash used in financing activities totaled $141,000 for the three months ended March 31, 2021, compared to $167,000 for the same period last year. During the three months ended March 31, 2021, the Company paid $152,000 in dividends to shareholders.

The Holding Company had $3,066,000 in cash at March 31, 2021. The Holding Company primarily relies on cash from subsidiaries to meet its obligations, including payment of dividends to shareholders along with interest and principal on outstanding debt. Currently the Holding Company has adequate liquidity on hand to meet its anticipated obligations through at least the next 18 months without additional dividend payments from subsidiaries. Cash and cash equivalents held by subsidiaries at March 31, 2021 totaled $14,176,000.

The Company had a total of $13,180,000 of long-term debt outstanding as of March 31, 2021, compared to $13,177,000 at December 31, 2020, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $192,000 and $195,000, respectively.

The ability of the Company to meet its commitments for timely payment of claims and other expenses depends, in addition to current cash flow, on the liquidity of its investments. The Company has limited exposure to below investment grade fixed income investments, which might be especially subject to liquidity limitations due to thinly traded markets.

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
Our insurance subsidiaries are the primary source of dividends to the holding company. Consideration of insurance subsidiary growth opportunities, regulatory capital adequacy, rating agency impact and holding company debt reduction, among other items, are factors that influence our subsidiary dividend requirements. While we have made significant progress in recent years, continued strengthening capital levels in the insurance subsidiaries and reduction of debt remains a top priority. However, a decline in combined regulatory capital in our insurance subsidiaries in 2020, primarily due to increased catastrophe loss frequency in our P&C subsidiary, will limit our ability to prepay any debt obligations beyond what is required for over the next two years.

Dividends paid to the holding company from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2021 is statutorily limited to $1,168,000 in the life insurance subsidiary and $3,650,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to the holding company. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to the holding company substantially below the above referenced regulatory maximums. The Company did not receive any dividends from its subsidiaries during the three months ended March 31, 2021. Due to a decline in combined statutory surplus in our subsidiaries during 2020, the result of increased in catastrophe losses in the P&C segment, we do not expect to pay any dividends from the insurance subsidiaries during 2021 as our primary focus will be on organic growth of statutory surplus.
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

The Company continues to monitor liquidity and subsidiary capital closely. Despite periods with challenging weather patterns in the property and casualty subsidiaries over the past five years, the insurance subsidiaries are well capitalized. However, further strengthening of subsidiary capital and improvement in P&C underwriting profitability are top priorities for Company management.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,596,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its March 31, 2021 value, the fair value of the Company's common stock investments would decrease by approximately $460,000.

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

It should be noted that the impact of the COVID-19 pandemic has added a new element of uncertainty surrounding market risk in our investment portfolio. While we are optimistic that the direct risk due to COVID-19 is waning, the extent of short and long term economic damage and political policy resulting from the pandemic remains unclear. The increased risk associated with the COVID-19 pandemic continues to be difficult to quantify due to these uncertainties.
Item 4. Controls and Procedures
Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings
Please refer to Note 14 to the Condensed Consolidated Financial Statements included herein, and the 2020 Annual Report filed on Form 10-K.

Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the Company’s Annual Report for 2020 on Form 10-K. Risks related to the COVID-19 pandemic continue to evolve. Additional commentary is included in Part I, Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
January 22, 2021	January 25, 2021	Press release, dated January 25, 2021, issued by The National Security Group, Inc.
February 26, 2021	February 26, 2021	Press release, dated February 26, 2021, issued by The National Security Group, Inc.

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

Date: May 14, 2021