Form 10-Q
period 2021-09-30
NATIONAL SECURITY GROUP INC
filed 2021-11-12
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

Class	Outstanding November 12, 2021

Common Stock $1.00 par value	2,532,632 shares

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

PART I
Item 1. Financial Statements
THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)	September 30, 2021	December 31, 2020
ASSETS	(UNAUDITED)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2021 - $682; 2020 - $946)	$632	$873
Fixed maturities available-for-sale, at estimated fair value (cost: 2021 - $92,593; 2020 - $76,241)	95,920	81,399
Equity securities, at estimated fair value (cost: 2021 - $1,761; 2020 - $1,918)	4,837	4,750
Trading securities	183	169
Receivable for securities sold	—	3
Mortgage loans on real estate, at cost	143	145
Investment real estate, at book value	2,934	2,934
Policy loans	1,782	1,846
Company owned life insurance	5,024	4,998
Other invested assets	1,740	2,033
Total Investments	113,195	99,150
Cash and cash equivalents	9,285	19,887
Accrued investment income	762	575
Policy receivables and agents' balances, net	15,101	12,345
Reinsurance recoverable	11,931	6,874
Deferred policy acquisition costs	7,621	7,408
Property and equipment, net	1,516	1,572
Income tax recoverable	1,637	1,311
Deferred income tax asset, net	1,250	706
Other assets	961	712
Total Assets	$163,259	$150,540
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$18,981	$10,177
Accident and health benefit and loss reserves	4,316	4,144
Life and annuity benefit and loss reserves	34,922	34,731
Unearned premiums	36,314	31,166
Policy and contract claims	1,290	1,309
Other policyholder funds	1,365	1,342
Short-term notes payable and current portion of long-term debt	500	500
Long-term debt	13,186	13,177
Other liabilities	9,367	8,628
Total Liabilities	120,241	105,174
Contingencies
Shareholders' equity
Common stock	2,535	2,533
Additional paid-in capital	5,650	5,626
Accumulated other comprehensive income	2,628	3,585
Retained earnings	32,248	33,665
Treasury stock, at cost	(43)	(43)
Total Shareholders' Equity	43,018	45,366
Total Liabilities and Shareholders' Equity	$163,259	$150,540
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except per share)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUES
Net premiums earned	$15,681	$15,289	$45,557	$45,416
Net investment income	852	884	2,523	2,809
Investment gains	11	1,430	752	988
Other income	127	162	394	450
Total Revenues	16,671	17,765	49,226	49,663
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	11,773	13,303	32,785	40,622
Amortization of deferred policy acquisition costs	855	836	2,656	2,749
Commissions	2,066	1,493	5,901	5,615
General and administrative expenses	1,983	2,312	6,853	6,199
Taxes, licenses and fees	632	604	1,796	1,919
Interest expense	171	200	462	660
Total Benefits, Losses and Expenses	17,480	18,748	50,453	57,764

Loss Before Income Taxes	(809)	(983)	(1,227)	(8,101)

INCOME TAX BENEFIT
Current	65	21	24	(1,312)
Deferred	(230)	(226)	(290)	(425)
	(165)	(205)	(266)	(1,737)

Net Loss	$(644)	$(778)	$(961)	$(6,364)

LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.25)	$(0.30)	$(0.38)	$(2.51)

DIVIDENDS DECLARED PER SHARE	$0.06	$0.06	$0.18	$0.18

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net loss	$(644)	$(778)	$(961)	$(6,364)

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $84 and $1,063 for 2021 and 2020, respectively	(415)	(486)	(1,446)	1,009
Unrealized gain (loss) on interest rate swap	—	39	489	(580)

Other comprehensive income (loss), net of tax	(415)	(447)	(957)	429

Comprehensive loss	$(1,059)	$(1,225)	$(1,918)	$(5,935)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the nine months ended September 30, 2021:

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2020	$45,366	$33,665	$3,585	$2,533	$5,626	$(43)

Comprehensive loss:

Net loss for September 30, 2021	(961)	(961)	—	—	—	—

Other comprehensive loss (net of tax)	(957)	—	(957)	—	—	—

Common stock issued	26	—	—	2	24	—

Cash dividends	(456)	(456)	—	—	—	—

Balance at September 30, 2021	$43,018	$32,248	$2,628	$2,535	$5,650	$(43)

For the three months ended September 30, 2021:

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at June 30, 2021	$44,229	$33,044	$3,043	$2,535	$5,650	$(43)

Comprehensive loss:

Net loss for September 30, 2021	(644)	(644)	—	—	—	—

Other comprehensive loss (net of tax)	(415)	—	(415)	—	—	—

Cash dividends	(152)	(152)	—	—	—	—

Balance at September 30, 2021	$43,018	$32,248	$2,628	$2,535	$5,650	$(43)

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the nine months ended September 30, 2020:

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2019	$53,461	$42,891	$2,443	$2,532	$5,602	$(7)

Common stock reacquired	(34)	—	—	—	—	(34)

Comprehensive loss:

Net loss for September 30, 2020	(6,364)	(6,364)	—	—	—	—

Other comprehensive income (net of tax)	429	—	429	—	—	—

Common stock issued	25	—	—	1	24	—

Cash dividends	(455)	(455)	—	—	—	—

Balance at September 30, 2020	$47,062	$36,072	$2,872	$2,533	$5,626	$(41)

For the three months ended September 30, 2020:

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at June 30, 2020	$48,451	$37,001	$3,319	$2,533	$5,626	$(28)

Common stock reacquired	(13)	—	—	—	—	(13)

Comprehensive loss:

Net loss for September 30, 2020	(778)	(778)	—	—	—	—

Other comprehensive loss (net of tax)	(447)	—	(447)	—	—	—

Cash dividends	(151)	(151)	—	—	—	—

Balance at September 30, 2020	$47,062	$36,072	$2,872	$2,533	$5,626	$(41)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

($ in thousands)	Nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(961)	$(6,364)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	176	221
Net gains on investments	(752)	(988)
Deferred income taxes	(290)	(425)
Amortization of deferred policy acquisition costs	2,656	2,749
Changes in assets and liabilities:
Change in receivable for securities sold	3	53
Change in accrued investment income	(187)	5
Change in reinsurance recoverable	(5,057)	(9,087)
Policy acquisition costs deferred	(2,869)	(2,794)
Change in accrued income taxes	(326)	(1,543)
Change in net policy liabilities and claims	11,527	5,762
Change in other assets/liabilities, net	1,367	220
Other, net	14	(29)
Net cash provided by (used in) operating activities	5,301	(12,220)
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(32,162)	(16,068)
Trading securities and short-term investments	(1)	(2)
Property and equipment	(17)	(32)
Proceeds from sale or maturities of:
Held-to-maturity securities	295	295
Available-for-sale securities	16,342	31,697
Real estate held for investment	—	3
Property and equipment	7	—
Other invested assets, net	66	39
Net cash provided by (used in) investing activities	(15,470)	15,932
Cash Flows from Financing Activities
Change in other policyholder funds	23	(9)
Dividends paid	(456)	(455)
Net cash used in financing activities	(433)	(464)
Net change in cash and cash equivalents	(10,602)	3,248
Cash and cash equivalents, beginning of period	19,887	11,809
Cash and cash equivalents, end of period	$9,285	$15,057

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,531,472 at September 30, 2021 and 2,530,736 at September 30, 2020. The Company did not have any dilutive securities as of September 30, 2021 and 2020.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At September 30, 2021, the net amount exceeding FDIC insured limits was $10,042,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At September 30, 2021, the single largest balance due from one agent totaled $45,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At September 30, 2021 and December 31, 2020, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At September 30, 2021, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds passive interests in limited partnerships that are considered to be Variable Interest Entities (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entities and is not required to consolidate under ASC 810. The entities are private placement investment funds formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnerships. The carrying value of the investments totals $556,000 at September 30, 2021 ($460,000 at December 31, 2020) and is included as a component of Other Invested Assets in the accompanying condensed consolidated balance sheets.

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

The amortized cost and aggregate fair values of investments in available-for-sale securities as of September 30, 2021 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$5,170	$219	$8	$5,381
Agency mortgage backed securities	19,587	432	164	19,855
Asset backed securities	5,933	99	4	6,028
Private label mortgage backed securities	2,954	19	19	2,954
Corporate bonds	50,327	3,017	369	52,975
States, municipalities and political subdivisions	8,622	154	49	8,727
Total Fixed Maturities	92,593	3,940	613	95,920
Equity securities	1,761	3,076	—	4,837
Total	$94,354	$7,016	$613	$100,757

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of September 30, 2021 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$632	$50	$—	$682
Total	$632	$50	$—	$682

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

The amortized cost and aggregate fair value of debt securities at September 30, 2021, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$1,702	$1,725
Due after one year through five years	22,218	23,293
Due after five years through ten years	22,800	23,741
Due after ten years	45,873	47,161
Total	$92,593	$95,920

Held-to-maturity securities:
Due after one year through five years	$10	$10
Due after five years through ten years	3	3
Due after ten years	619	669
Total	$632	$682

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

A summary of securities available-for-sale with unrealized losses as of September 30, 2021, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

($ in thousands)	Less than 12 months		12 months or longer		Total
September 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
U.S. Government corporations and agencies	$1,821	$8	$—	$—	$1,821	$8	2
Agency mortgage backed securities	8,272	164	—	—	8,272	164	16
Asset backed securities	2,156	4	—	—	2,156	4	3
Private label mortgage backed securities	2,019	19	—	—	2,019	19	2
Corporate bonds	8,690	369	—	—	8,690	369	14
States, municipalities and political subdivisions	2,225	32	789	17	3,014	49	4
	$25,183	$596	$789	$17	$25,972	$613	41

There were no securities held-to-maturity with unrealized losses as of September 30, 2021.

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

For the nine months ended September 30, 2021, the Company realized no other-than-temporary impairments. For the year ended December 31, 2020, the Company realized $180,000 other-than-temporary impairments. At September 30, 2021, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $105,000, $44,000 and $42,000. After evaluation by management, it was determined that each of these losses were driven by changes in market interest rates. Management currently has the intent and ability to hold these investments until recovery so no other-than-temporary impairments were recognized. At December 31, 2020, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $55,000, $37,000 and $27,000.

Major categories of investment income are summarized as follows:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Fixed maturities	$824	$824	$2,414	$2,696
Equity securities	21	30	91	102
Mortgage loans on real estate	1	1	5	5
Investment real estate	—	—	—	1
Policy loans	34	36	103	108
Other	8	28	23	6
	888	919	2,636	2,918
Less: Investment expenses	36	35	113	109
Net investment income	$852	$884	$2,523	$2,809

Major categories of investment gains (losses) are summarized as follows:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Realized gains on fixed maturities	$—	$1,091	$106	$1,107
Realized gains on equity securities	—	—	357	—
Gains (losses) on trading securities	—	5	13	(1)
Change in fair value of equity securities	46	223	244	(272)
Change in surrender value of company owned life insurance	(35)	125	26	165
Other gains (losses) principally real estate	—	(14)	6	(11)
Net investment gains	$11	$1,430	$752	$988

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

An analysis of the net change in unrealized gains (losses) on available-for-sale securities follows for the nine month periods:

($ in thousands)	September 30, 2021	September 30, 2020
Fixed maturities	$(1,830)	$1,277
Deferred income tax	384	(268)
Change in net unrealized gains (losses) on available-for-sale securities	$(1,446)	$1,009

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Level 3 assets and liabilities include marketable debt instruments, non-marketable equity investments, derivative contracts, and company issued debt with values determined using inputs that are both unobservable and significant to the values of the instruments being measured. Level 3 assets also include marketable debt instruments that are priced using indicator prices that we were unable to corroborate with observable market quotes. Marketable debt instruments in this category generally include asset-backed securities and certain floating-rate notes, corporate bonds, and municipal bonds.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets measured at fair value on a recurring basis as of September 30, 2021 are summarized in the following table by the type of inputs applicable to the fair value measurements:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$5,381	$5,381	$—	$—
Agency mortgage backed securities	19,855	12,407	7,448	—
Asset backed securities	6,028	2,917	3,111	—
Corporate bonds	52,975	—	52,975	—
Private label asset backed securities	2,954	—	2,954	—
States, municipalities and political subdivisions	8,727	—	8,727	—
Trading securities	183	183	—	—
Equity securities	4,837	3,215	—	1,622
Total Financial Assets	$100,940	$24,103	$75,215	$1,622

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

As of September 30, 2021, Level 3 fair value measurements of assets include $1,622,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of September 30, 2021, there were no liabilities with Level 3 fair value measurements. In 2020, liabilities with Level 3 fair value measurements included various interest rate swap agreements whose value was based on analysis provided by a third party that utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 7.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

The table below presents a reconciliation for all assets and for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021:

($ in thousands) For the nine months ended September 30, 2021	Equity Securities	Interest Rate Swap
Beginning balance	$1,502	$(619)
Total gains or losses (realized and unrealized):
Included in earnings	120	—
Included in other comprehensive income	—	619
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,622	$—
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2021:	$120	$—

For the nine months ended September 30, 2021, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2021 and December 31, 2020 are as follows:

($ in thousands)	September 30, 2021		December 31, 2020
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$632	$682	$873	$946
Mortgage loans	143	143	145	145
Policy loans	1,782	1,782	1,846	1,846
Company owned life insurance	5,024	5,024	4,998	4,998
Other invested assets	1,740	1,740	2,033	2,033
Liabilities and related instruments
Other policyholder funds	1,365	1,365	1,342	1,342
Short-term notes payable and current portion of long-term debt	500	500	500	500
Long-term debt	13,186	13,186	13,177	13,177

NOTE 5 – PROPERTY AND EQUIPMENT
Major categories of property and equipment are summarized as follows:

($ in thousands)	September 30, 2021	December 31, 2020
Building and improvements	$3,504	$3,491
Electronic data processing equipment	1,502	1,498
Furniture and fixtures	478	483
	5,484	5,472
Less accumulated depreciation	3,968	3,900
Property and equipment, net	$1,516	$1,572

Depreciation expense for the nine months ended September 30, 2021 was $71,000 ($109,000 for the year ended December 31, 2020).

NOTE 6 – INCOME TAXES
The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2015. Tax returns have been filed through the year 2019.
Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. The Company recognized net deferred tax asset positions of $1,250,000 at September 30, 2021 and $706,000 at December 31, 2020.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

($ in thousands)	As of September 30, 2021	As of December 31, 2020
General expenses	$1,553	$1,448
Unearned premiums	1,531	1,313
Claims liabilities	706	698
NOL carryforward	632	632
Impairment on real estate owned	147	147
Unrealized loss on interest rate swaps	—	130
Deferred tax assets	4,569	4,368

Unrealized gains on trading securities	(3)	(3)
Depreciation	(90)	(95)
Deferred policy acquisition costs	(1,600)	(1,555)
Pre-1984 policyholder surplus account	(281)	(331)
Unrealized gains on securities available-for-sale	(699)	(1,083)
Unrealized gains on equity securities	(646)	(595)
Deferred tax liabilities	(3,319)	(3,662)
Net deferred tax asset	$1,250	$706

The appropriate income tax effects of changes in temporary differences are as follows:

($ in thousands)	Nine months ended September 30,
	2021	2020
Deferred policy acquisition costs	$45	$9
Other-than-temporary impairments	—	10
Trading securities	—	(1)
Unearned premiums	(218)	(135)
General expenses	(105)	(51)
Depreciation	(5)	(2)
Claims liabilities	(8)	(17)
Impact of repeal of special provision on pre-1984 policyholder surplus	(50)	(50)
NOL carryforward	—	(131)
Unrealized gains (losses) on equity securities	51	(57)
Deferred income tax benefit	$(290)	$(425)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Nine months ended September 30,
	2021	2020
Federal income tax rate applied to pre-tax income (loss)	21.0%	21.0%
Dividends received deduction and tax-exempt interest	0.5%	0.1%
Company owned life insurance	0.4%	0.4%
Other, net	(0.2)%	(0.1)%
Effective federal income tax rate	21.7%	21.4%

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30,	December 31,
	2021	2020
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor. Unsecured.	$500	$500
	$500	$500
Long-term debt consisted of the following as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30,	December 31,
	2021	2020

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor; maturity November 2023. Annual installment payments beginning November 2020. Unsecured.	$1,000	$1,000

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $134,000 in debt issuance cost ($140,000 in 2020); maturity December 15, 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,145	9,139

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $52,000 in debt issuance cost ($55,000 in 2020); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,041	3,038
	$13,186	$13,177

On February 26, 2020, the Company entered into a forward swap effective March 16, 2020, with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued June 21, 2007. Quarterly, commencing June 15, 2020, under the terms of the forward swap, the Company pays interest at a fixed rate of 4.93% until March 15, 2030. On February 26, 2020, the Company entered into a forward swap with a notional amount of $9,000,000 effective March 16, 2020, which hedges against changes in cash flows following the termination of the fixed rate period. Quarterly, commencing June 15, 2020 under the terms of the forward swap, the Company pays interest at a fixed rate of 5.28% until March 15, 2030. These swaps were terminated on March 22, 2021. At December 31, 2020, the swaps had fair values of $155,000 (liability) and $464,000 (liability), respectively,

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

for a total liability of $619,000. The December 31, 2020 swap liability is reported as a component of other liabilities on the condensed consolidated balance sheets.  A net valuation gain of $489,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at September 30, 2021.  A net valuation loss of $438,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2020.

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

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense:

($ in thousands)	Nine months ended September 30,
	2021	2020
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$10,177	$7,199
Less reinsurance recoverable on unpaid losses	3,321	249
Net balances at beginning of year	6,856	6,950
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	30,393	38,477
Estimated claims and claim adjustment expenses for claims arising in prior years	(1,292)	(1,214)
Total increases	29,101	37,263
Claims and claim adjustment expense payments for claims arising in:
Current year	25,586	31,637
Prior years	3,768	4,531
Total payments	29,354	36,168
Net balance at end of period	6,603	8,045
Plus reinsurance recoverable on unpaid losses	12,378	2,778
Claims and claim adjustment expense reserves at end of period	$18,981	$10,823

Claims and claim adjustment expense reserves before reinsurance recoverable at September 30, 2021 were up significantly compared to beginning of year due to claims arising from Hurricane Ida in the third quarter of 2021. The estimate for claims arising in prior years was reduced $1,292,000 in 2021 (reduced $1,214,000 in 2020) due to favorable loss development during the year on claims arising in prior years.

Accident and Health Claim Reserves
The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $342,000 at September 30, 2021 ($426,000 at December 31, 2020). These claims are a component of policy and contract claims which totaled $1,290,000 at September 30, 2021 ($1,309,000 at December 31, 2020).

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

At September 30, 2021, the largest reinsurance recoverable of a single reinsurer was $92,000 ($1,263,000 at December 31, 2020). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the nine months ended September 30, 2021 amounted to $137,000 ($140,000 in 2020). The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified deferred compensation plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the nine months ended September 30, 2021 and 2020 amounted to an approximate increase of $230,000 and an increase of $124,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were no contributions during the nine months ended September 30, 2021 and contributions of $100,000 were made during the nine months ended September 30, 2020. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

NOTE 11 – SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2021 and year ended December 31, 2020, changes in shareholders' equity consisted of net loss of $961,000 and a net loss of $8,619,000, respectively; dividends paid of $456,000 in 2021 and $607,000 in 2020; an other comprehensive loss of $957,000 in 2021 and other comprehensive income of $1,142,000 in 2020; common stock issued of $26,000 in 2021 and $25,000 in 2020; and the purchase of treasury shares of $36,000 in 2020.  Other comprehensive income consisted of changes in accumulated unrealized gains/losses on securities available-for-sale and changes in accumulated unrealized losses on interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

The table below provides information regarding the Company's preferred and common stock as of September 30, 2021 and December 31, 2020:

	September 30, 2021
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

During the nine months ended September 30, 2021, the Company repurchased no shares of common stock. During the year ended December 31, 2020, the Company purchased 2,509 shares of common stock which were placed in treasury stock.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances:

($ in thousands)	Nine months ended September 30,
	2021	2020
Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	$(489)	$(51)
Other comprehensive income (loss) for period:
Other comprehensive gain (loss) before reclassifications	489	(580)
Net current period other comprehensive income (loss)	489	(580)
Balance at end of period	$—	$(631)

Unrealized Gains (Losses) on Available-for-Sale Securities
Balance at beginning of period	$4,074	$2,494
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(1,362)	2,072
Amounts reclassified from accumulated other comprehensive loss	(84)	(1,063)
Net current period other comprehensive income (loss)	(1,446)	1,009
Balance at end of period	$2,628	$3,503

Total Accumulated Other Comprehensive Income at end of period	$2,628	$2,872

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2021:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains on Available-for-Sale Securities	$106	Net investment gains
	106	Total before tax
	(22)	Tax expense
	$84	Net of Tax

The following table presents the amounts reclassified out of AOCI for the nine months ended September 30, 2020:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains on Available-for-Sale Securities	$1,345	Net investment gains
	1,345	Total before tax
	(282)	Tax expense
	$1,063	Net of Tax

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

Total assets by industry segment at September 30, 2021 and December 31, 2020 are summarized below:

($ in thousands) Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

September 30, 2021	$163,259	$98,115	$59,512	$5,632

December 31, 2020	$150,540	$85,375	$59,394	$5,771

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

Net income (loss) by business segment for the three and nine months ended September 30, 2021 and 2020 is summarized below:

($ in thousands) Three months ended September 30, 2021	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUES
Net premiums earned	$14,238	$1,443	$—	$—	$15,681
Net investment income	392	590	5	(135)	852
Investment gains (losses)	(55)	67	(1)	—	11
Other income	126	221	293	(513)	127
	14,701	2,321	297	(648)	16,671
BENEFITS AND EXPENSES
Policyholder benefits paid	10,437	1,450	—	(114)	11,773
Amortization of deferred policy acquisition costs	687	168	—	—	855
Commissions	1,992	74	—	—	2,066
General and administrative expenses	1,917	499	101	(534)	1,983
Taxes, licenses and fees	601	31	—	—	632
Interest expense	—	30	141	—	171
	15,634	2,252	242	(648)	17,480
Income (Loss) Before Income Taxes	(933)	69	55	—	(809)
INCOME TAX EXPENSE (BENEFIT)	(189)	270	(246)	—	(165)
Net Income (Loss)	$(744)	$(201)	$301	$—	$(644)

($ in thousands) Three months ended September 30, 2020	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUES
Net premiums earned	$13,786	$1,503	$—	$—	$15,289
Net investment income	389	614	16	(135)	884
Investment gains	678	747	5	—	1,430
Other income	162	334	274	(608)	162
	15,015	3,198	295	(743)	17,765
BENEFITS AND EXPENSES
Policyholder benefits paid	11,851	1,646	—	(194)	13,303
Amortization of deferred policy acquisition costs	681	155	—	—	836
Commissions	1,431	62	—	—	1,493
General and administrative expenses	2,027	554	280	(549)	2,312
Taxes, licenses and fees	564	40	—	—	604
Interest expense	—	10	190	—	200
	16,554	2,467	470	(743)	18,748
Income (Loss) Before Income Taxes	(1,539)	731	(175)	—	(983)
INCOME TAX EXPENSE (BENEFIT)	(347)	179	(37)	—	(205)
Net Income (Loss)	$(1,192)	$552	$(138)	$—	$(778)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

($ in thousands) Nine months ended September 30, 2021	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUES
Net premiums earned	$41,229	$4,328	$—	$—	$45,557
Net investment income	1,115	1,787	26	(405)	2,523
Investment gains (losses)	183	576	(7)	—	752
Other income	393	640	844	(1,483)	394
	42,920	7,331	863	(1,888)	49,226
BENEFITS AND EXPENSES
Policyholder benefits paid	29,101	4,013	—	(329)	32,785
Amortization of deferred policy acquisition costs	2,061	595	—	—	2,656
Commissions	5,670	231	—	—	5,901
General and administrative expenses	6,205	1,406	801	(1,559)	6,853
Taxes, licenses and fees	1,639	157	—	—	1,796
Interest expense	—	50	412	—	462
	44,676	6,452	1,213	(1,888)	50,453
Income (Loss) Before Income Taxes	(1,756)	879	(350)	—	(1,227)
INCOME TAX EXPENSE (BENEFIT)	(372)	182	(76)	—	(266)
Net Income (Loss)	$(1,384)	$697	$(274)	$—	$(961)

($ in thousands) Nine months ended September 30, 2020	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUES
Net premiums earned	$40,996	$4,420	$—	$—	$45,416
Net investment income	1,169	2,003	42	(405)	2,809
Investment gains (losses)	693	296	(1)	—	988
Other income	449	921	796	(1,716)	450
	43,307	7,640	837	(2,121)	49,663
BENEFITS AND EXPENSES
Policyholder benefits paid	37,264	3,908	—	(550)	40,622
Amortization of deferred policy acquisition costs	2,043	706	—	—	2,749
Commissions	5,411	204	—	—	5,615
General and administrative expenses	5,913	1,396	461	(1,571)	6,199
Taxes, licenses and fees	1,740	179	—	—	1,919
Interest expense	—	29	631	—	660
	52,371	6,422	1,092	(2,121)	57,764
Income (Loss) Before Income Taxes	(9,064)	1,218	(255)	—	(8,101)
INCOME TAX EXPENSE (BENEFIT)	(1,937)	254	(54)	—	(1,737)
Net Income (Loss)	$(7,127)	$964	$(201)	$—	$(6,364)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2020 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2021 and 2020, respectively:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Life, accident and health operations premiums written:
Traditional life insurance	$989	$1,003	$3,020	$3,086
Accident and health insurance	538	538	1,324	1,330
Gross life, accident and health	1,527	1,541	4,344	4,416
Reinsurance premium ceded	(16)	(14)	(75)	(71)
Net life, accident and health premiums written	$1,511	$1,527	$4,269	$4,345
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$11,721	$10,316	$36,344	$31,710
Homeowners (Including mobile homeowners)	4,774	5,205	15,484	15,933
Other liability	482	556	1,560	1,747
Gross property and casualty	16,977	16,077	53,388	49,390
Reinsurance premium ceded	(2,539)	(1,999)	(7,466)	(5,547)
Net property and casualty written	$14,438	$14,078	$45,922	$43,843
Consolidated gross premiums written	$18,504	$17,618	$57,732	$53,806
Reinsurance premium ceded	(2,555)	(2,013)	(7,541)	(5,618)
Consolidated net premiums written	$15,949	$15,605	$50,191	$48,188
The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three and nine months ended September 30, 2021 and 2020, respectively:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Life, accident and health operations premiums earned:
Traditional life insurance	$920	$978	$3,081	$3,165
Accident and health insurance	539	539	1,322	1,326
Gross life, accident and health	1,459	1,517	4,403	4,491
Reinsurance premium ceded	(16)	(14)	(75)	(71)
Net life, accident and health premiums earned	$1,443	$1,503	$4,328	$4,420
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$11,203	$10,103	$32,072	$29,591
Homeowners (Including mobile homeowners)	5,055	5,120	15,034	15,281
Other liability	519	562	1,589	1,671
Gross property and casualty	16,777	15,785	48,695	46,543
Reinsurance premium ceded	(2,539)	(1,999)	(7,466)	(5,547)
Net property and casualty earned	$14,238	$13,786	$41,229	$40,996
Consolidated gross premiums earned	$18,236	$17,302	$53,098	$51,034
Reinsurance premium ceded	(2,555)	(2,013)	(7,541)	(5,618)
Consolidated net premiums earned	$15,681	$15,289	$45,557	$45,416

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

The Company maintains loss and loss adjustment expense reserves on litigated claims that occur in the routine course of business in the insurance operations of the subsidiaries. These reserves are included in the liability for benefit and loss reserves on the balance sheet and include estimates for associated legal costs for individual claims. In addition the Company has a current accrual of $750,000 for legal expenses and third party claimant settlement cost. There are no individual actions not accrued that are deemed material by management based upon an evaluation of information presently available.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2021 was $451,000 ($593,000 in 2020). Cash paid for income taxes during the nine months ended September 30, 2021 was $350,000. Cash paid for income taxes during the nine months ended September 30, 2020 was $230,000.

During the nine months ended September 30, 2021, non-cash changes in equity included $2,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $24,000 increase in additional paid-in capital. During the nine months ended September 30, 2020, non-cash changes in equity included $1,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $24,000 increase in additional paid-in capital.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of The National Security Group, Inc.

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. (the Company) as of September 30, 2021, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2021 and 2020, the condensed consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 12, 2021

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as "we", "our", "us", "Company" or "NSEC") and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three and nine-month periods ended September 30, 2021 and 2020 and should be read in conjunction with the Consolidated Financial Statements and Notes which accompany this report. The financial information presented herein should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes information and disclosures not presented herein. Please refer to our note regarding forward-looking statements on page 4 of this report.

The National Security Group, Inc. operates in ten states with 65.8% of total premium revenue generated in the states of Alabama, Georgia and Mississippi.  We operate in two business segments summarized as follows:

•The Property and Casualty (P&C) segment is the most significant segment, accounting for 91.7% of gross earned premium for the year to date in 2021.  The P&C segment operates in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•The Life segment accounted for 8.3% of gross premium revenue in 2021. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

Summary:
For the three months ended September 30, 2021, the Company had a net loss of $644,000, $0.25 loss per share, compared to a net loss of $778,000, $0.30 loss per share, for the three months ended September 30, 2020; a quarter over quarter improvement of $134,000. Pretax loss from operations for the third quarter of 2021 totaled $820,000 compared to a pretax loss from operations of $2,413,000 in the third quarter of 2020. Results for the third quarter of 2021 were positively impacted by a $1,530,000 decrease in claims and was the primary reason for the $1,593,000 improvement in pretax loss from operations in the third quarter of 2021, compared to the same period in 2020.

For the three months ended September 30, 2021, the Company had investment gains of $11,000 compared to investment gains of $1,430,000 for the three months ended September 30, 2020. The primary reason for the decrease in third quarter 2021 investment gains, compared to third quarter 2020 investment gains, was a $1,091,000 decline in realized gains on fixed maturities. In 2020, fixed maturity investments were sold to provide liquidity for multiple hurricane events which was the primary factor contributing to the higher prior year investment gains.

In the third quarter of 2021, the Company incurred claims, net of reinsurance recoveries, totaling $11,773,000 compared to $13,303,000 for the same period last year. The P&C segment was the primary source of the decrease with overall claims down $1,414,000 in the third quarter of 2021 compared to the third quarter of 2020. The primary component of the decline was claims associated with weather related events which declined $1,497,000, in the third quarter of 2021, compared to the same period last year. During the third quarter of 2021, the P&C segment was impacted by Hurricane Ida. Reported losses from this catastrophe event totaled $4,000,000, net of reinsurance. In comparison, the P&C segment was impacted by Hurricane Laura and Hurricane Sally during the third quarter of 2020 with reported losses totaling $2,072,000 and $2,000,000, respectively, net of reinsurance. Partially offsetting the decreases in weather related claims was an increase of $202,000 in reported fire losses for the third quarter of 2021 compared to the same period last year.

For the nine months ended September 30, 2021, the Company had a net loss of $961,000, $0.38 loss per share, compared to a net loss of $6,364,000, $2.51 loss per share, for the nine months ended September 30, 2020; a year to date improvement of $5,403,000 compared to last year. Pretax loss from operations for 2021 totaled $1,979,000 compared to a pretax loss from operations of $9,089,000 in 2020. Results for 2021 were positively impacted by a $7,837,000 decrease in claims and was the primary reason for the $7,110,000 improvement in pretax loss from operations in 2021, compared to the same period in 2020. While the P&C segment incurred losses from one hurricane during 2021, the P&C segment was impacted by multiple tornado events during the second quarter of 2020 coupled with two hurricanes during the third quarter of 2020. The decreased frequency of storm activity in 2021 was the primary reason for the improvement compared to last year.

For the nine months ended September 30, 2021, the Company had investment gains of $752,000 compared to investment gains of $988,000 for the same period in 2020; a decrease of $236,000. The primary reason for the decrease in 2021 investment gains, compared to 2020 investment gains, was a $1,001,000 decline in realized gains on fixed maturities. Partially offsetting the decrease in realized investment gains on fixed maturities was a realized gain on equity securities totaling $357,000, in 2021, compared to no gains on equity securities in 2020 as well as an increase in fair value of equity securities of $516,000.

For the nine months ended September 30, 2021, the Company incurred claims, net of reinsurance, totaling $32,785,000 compared to $40,622,000 for the same period last year. The P&C segment was the primary source of this decrease with claims down $8,163,000 in 2021, compared to 2020. The primary component of this decrease was claims reported from weather related events which declined $8,098,000 for the nine months ended September 30, 2021, compared to the same period in 2020. During 2021, the P&C segment was impacted by Hurricane Ida which lead to reported losses totaling $4,000,000, net of reinsurance. In comparison, the P&C segment was impacted by Hurricane Laura and Hurricane Sally, in 2020, with reported losses before reinsurance totaling $2,072,000 and $2,000,000, respectively, net of reinsurance. Partially offsetting the decreases in weather related claims was an increase of $637,000 in reported fire losses in 2021 compared to the same period last year.

The Company ended the first nine months of 2021 with an increase in general and administrative expenses of $654,000 compared to the same period last year. The primary reasons for this increase were cost associated with the acceleration of multiple rate filings completed and submitted during the first nine months of 2021, additional cost associated with re-underwriting our P&C business with a primary focus on property valuations, and an increase in litigation reserves. Rate adjustments approved in the first nine months of 2021 resulted in an average overall 10.5% increase in rates across all P&C programs. Rate increases will be implemented as policies renew over the next twelve months and will improve margins which have been adversely impacted by the increased frequency of weather related losses and increased reinsurance cost. As of September 30, 2021, our re-underwriting project was approximately 90% complete and the additional cost from this project began to decline in the third quarter of 2021 and should contribute to improvement in our attritional/non-cat loss ratio. The early improvement in premium revenue gains from the re-underwriting and rate adjustment efforts are reflected in gross and net premiums written in the table that follows and will lead to further increases in earned premium into mid-2022.

Financial results for the three and nine months ended September 30, 2021 and 2020, based on U.S generally accepted accounting principles, were as follows:

Unaudited Consolidated Financial Summary	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except per share)	2021	2020	2021	2020
Gross premiums written	$18,504	$17,618	$57,732	$53,806
Net premiums written	$15,949	$15,605	$50,191	$48,188

Net premiums earned	$15,681	$15,289	$45,557	$45,416
Net investment income	852	884	2,523	2,809
Net investment gains	11	1,430	752	988
Other income	127	162	394	450
Total Revenues	16,671	17,765	49,226	49,663
Policyholder benefits and settlement expenses	11,773	13,303	32,785	40,622
Amortization of deferred policy acquisition costs	855	836	2,656	2,749
Commissions	2,066	1,493	5,901	5,615
General and administrative expenses	1,983	2,312	6,853	6,199
Taxes, licenses and fees	632	604	1,796	1,919
Interest expense	171	200	462	660
Total Benefits, Losses and Expenses	17,480	18,748	50,453	57,764
Loss Before Income Taxes	(809)	(983)	(1,227)	(8,101)
Income tax benefit	(165)	(205)	(266)	(1,737)
Net Ioss	$(644)	$(778)	$(961)	$(6,364)
Loss Per Common Share	$(0.25)	$(0.30)	$(0.38)	$(2.51)
Reconciliation of Net Loss to non-GAAP Measurement
Net loss	$(644)	$(778)	$(961)	$(6,364)
Income tax benefit	(165)	(205)	(266)	(1,737)
Investment gains, net	(11)	(1,430)	(752)	(988)
Pretax Loss From Operations	$(820)	$(2,413)	$(1,979)	$(9,089)
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

Three-month period ended September 30, 2021 compared to three-month period ended September 30, 2020

Premium Revenue:
For the three months ended September 30, 2021, net premiums earned were up $392,000 at $15,681,000 compared to $15,289,000 during the same period last year. The increase in net premium earned was due to a 3.3% increase in net premium earned in the P&C segment. The increase in P&C segment net earned premium was primarily attributable to a 10.9% increase in gross earned premium in our dwelling fire program. The increase in P&C net earned premium was partially offset by a 27.0% increase in reinsurance premium ceded due to an increase in reinsurance costs related to our 2021 catastrophe reinsurance contract renewal. It should be noted that reinsurance cost is partially driven by total insured value which has a seasonal peak at mid-year. Our full year reinsurance cost is expected to be up approximately 30% in 2021 compared to last year.

We have implemented multiple rate increases to help offset the 29.4% reinsurance rate increase incurred with the 2021 renewal of our catastrophe reinsurance placement. We have focused on implementing rate increases in the states and programs most impacted by the increase in catastrophe reinsurance cost, primarily states with costal/hurricane exposure. With the rising costs of reinsurance taking effect on January 1, 2021, we have worked diligently to incorporate these increases into our rate filings as quickly as possible in 2021. We have completed and implemented all of the current year rate filings for most of our states and programs as of September 30, 2021 with increases taking effect at each annual policy renewal over the subsequent twelve months of renewals in each program. The average increase across all P&C states and programs is approximately 10.5%.

In addition to the rate increases, a re-underwriting project in our P&C subsidiary began during the fourth quarter of 2020 for policy renewals beginning in January 2021. In order to mitigate the impact of an increase in average claim cost due to inflation associated with increasing cost of home repairs and construction materials, we are currently re-underwriting our book of P&C business. We are placing particular focus on adequacy of property valuations to better reflect an increase in our average claim cost due to increases in building material and labor cost. Through this process of re-underwriting, we will work through substantially all of our annual policy renewals by December 31, 2021. The renewal rate on policies renewing in the first nine months of 2021 was approximately 91%, which is in line with our five year average renewal rate. While our policy risk count as of September 30, 2021 is down approximately 8.5% compared to September 30, 2020, P&C segment gross written premium is up 5.6% for the three months ended September 30, 2021 compared to the same period last year reflecting a higher average premium per policy. With the current expanded re-underwriting process just taking effect at 2021 policy renewal dates, this increase in written premium is expected to lead to increasing quarter over quarter earned premium through the fourth quarter of 2021 as the project nears completion.

Investment Gains:
Investment gains, for the three months ended September 30, 2021, were $11,000 compared to investment gains of $1,430,000 for the same period last year. For the three months ended September 30, 2021, realized gains on fixed maturities decreased $1,091,000 and was the primary reason for the $1,419,000 decrease in third quarter 2021 investment gains compared to third quarter 2020 investment gains.

Net Loss:
For the three months ended September 30, 2021, the Company had a net loss of $644,000, $0.25 loss per share, compared to a net loss of $778,000, $0.30 loss per share, for the same period last year. The primary reason for the $134,000 improvement in third quarter 2021 net loss, compared to the third quarter 2020 net loss, was a decrease in property and casualty insured losses. The $1,497,000 reduction in weather related claims in the P&C segment during the third quarter of 2021, compared to the third quarter of 2020, was the primary reason for the decline in claims.

Pretax Loss from Operations:
For the three months ended September 30, 2021, our pretax loss from operations was $820,000 compared to a pretax loss from operations of $2,413,000 for the three months ended September 30, 2020; an improvement of $1,593,000. As discussed above, a decrease in weather related claim activity in our P&C segment was the primary reason for the decrease in the loss from operations in the third quarter of 2021, compared to the same period last year. However, 2021 weather related losses were still elevated compared to historical averages, contributing to our year to date net loss.

P&C Segment Combined Ratio:
The P&C segment ended the third quarter of 2021 with a GAAP basis combined ratio of 108.8%. Reported catastrophe losses totaled $4,990,000 and added 34.7 percentage points to the combined ratio. In comparison, the P&C segment ended the third quarter of 2020 with a GAAP basis combined ratio of 118.7% with $5,319,000 in reported catastrophe losses increasing the combined ratio by 38.1 percentage points. Non-catastrophe wind and hail losses were down $1,168,000 for the three months ended September 30, 2021 compared to the same period in 2020. Reported non-catastrophe wind and hail losses, in the third quarter of 2021, totaled $1,808,000 and added 12.6 percentage points to the third quarter 2021 combined ratio. In comparison, non-catastrophe wind and hail losses reported in the third quarter of 2020 totaled $2,976,000 and added 21.3 percentage points to the third quarter 2020 combined ratio. Partially offsetting the decreases in reported weather related claims was an increase in reported fire losses of $202,000 during the third quarter of 2021 compared to the third quarter of 2020. Reported fire losses totaled $2,573,000, for the three months ended September 30, 2021, and added 17.9 percentage points to the 2021 combined ratio. In comparison, in the third quarter of 2020, reported fire losses totaled $2,371,000 and added 17.0 percentage points to the 2020 combined ratio.

Nine-month period ended September 30, 2021 compared to nine-month period ended September 30, 2020

Premium Revenue:
For the nine-month period ended September 30, 2021, net premiums earned were up $141,000 at $45,557,000 compared to $45,416,000 during the same period last year. The 4.6% increase in P&C segment gross earned premium was primarily attributable to an 8.4% increase in gross earned premium in the dwelling fire program in our P&C segment. Partially offsetting the increase in P&C segment gross earned premium was a 34.6% increase in reinsurance premium ceded due to an increase in reinsurance costs related to our 2021 catastrophe reinsurance contract renewal. As mentioned previously, the increased frequency of weather related losses over the past five years has driven the need to increase rates in states and programs that have been most impacted by this persistent pattern of severe weather to help offset our increased reinsurance cost.

Investment Gains:
Investment gains for the nine-month period ended September 30, 2021 were $752,000 compared to investment gains of $988,000 for the same period last year. The primary reason for the decline in investment gains, in 2021 compared to 2020, was a decrease in realized gains on fixed maturity investments of $1,001,000. Partially offsetting the decrease in realized investment gains on fixed maturities was a realized gain on equity securities totaling $357,000, in 2021, compared to no gains on equity securities in 2020 as well as an increase in fair value of equity securities of $516,000.

Net Loss:
For the nine months ended September 30, 2021, the Company had a net loss of $961,000, $0.38 loss per share, compared to a net loss of $6,364,000, $2.51 loss per share, for the same period last year. As mentioned previously, while we ended the first nine months of 2021 with a net loss, the primary reason for the improved results compared to the 2020 net loss, was a significant decrease in property and casualty insured losses. The decrease in P&C subsidiary losses was primarily driven by a decline in catastrophe losses from severe weather events.

Pretax Loss from Operations:
For the nine months ended September 30, 2021, our pretax loss from operations was $1,979,000 compared to a pretax loss from operations of $9,089,000 for the nine months ended September 30, 2020; a decrease in pretax loss of $7,110,000. As discussed above, a decrease in claim activity in our P&C segment was the primary reason for the improvement in our loss from operations, in the first nine months of 2021, compared to the same period last year. However, weather related claims remained elevated, particularly in the third quarter of 2021, due to the impact of Hurricane Ida as mentioned previously.

P&C Segment Combined Ratio:
The P&C segment ended the first nine months of 2021 with a GAAP basis combined ratio of 107.3%. Reported catastrophe losses totaled $10,679,000 and added 25.7 percentage points to the combined ratio. In comparison, the P&C segment ended the first nine months of 2020 with a GAAP basis combined ratio of 126.4% with $17,310,000 in reported catastrophe losses increasing the combined ratio by 41.8 percentage points. In addition, reported non-catastrophe wind and hail losses were down $1,467,000 in 2021 compared to 2020. Reported non-

catastrophe wind and hail losses for the first nine months of 2021 totaled $5,097,000 and added 12.2 percentage points to the 2021 combined ratio. In comparison, non-catastrophe wind and hail losses reported during the first nine months of 2020 totaled $6,564,000 and added 15.8 percentage points to the 2020 combined ratio. Partially offsetting the decline in reported weather related claims was an increase in reported fire losses totaling $637,000. Reported fire losses for the first nine months of 2021 totaled $9,567,000 and added 23.0 percentage points to the 2021 combined ratio. In comparison, fire losses reported during the first nine months of 2020 totaled $8,930,000 and added 21.5 percentage points to the 2020 combined ratio.

Overview - Balance Sheet highlights at September 30, 2021 compared to December 31, 2020

Selected Balance Sheet Highlights	September 30, 2021	December 31, 2020
($ in thousands, except per share)	Unaudited
Invested Assets	$113,195	$99,150
Cash	$9,285	$19,887
Total Assets	$163,259	$150,540
Policy Liabilities	$97,188	$82,869
Total Debt	$13,686	$13,677
Accumulated Other Comprehensive Income	$2,628	$3,585
Shareholders' Equity	$43,018	$45,366
Book Value Per Share	$16.98	$17.93
Invested Assets:
Invested assets at September 30, 2021 were $113,195,000 compared to $99,150,000 at December 31, 2020; an increase of 14.2%. The increase in invested assets was primarily due to an increase in new investments of positive cash flow from operations and partial re-investment of December 31, 2020 available cash. This was partially offset by a decline, primarily in market value of available-for-sale fixed maturity investments, of $1,830,000. This decline in market value of fixed maturity investments was primarily driven by an increase in intermediate and long-term market interest rates during 2021.

Cash:
The Company, primarily through its insurance subsidiaries, had $9,285,000 in cash and cash equivalents at September 30, 2021, compared to $19,887,000 at December 31, 2020. Cash decreased $10,602,000 in 2021 primarily due to the purchase of fixed maturity securities in our P&C subsidiary investment portfolio.

Total Assets:
Total assets at September 30, 2021 were $163,259,000 compared to $150,540,000 at December 31, 2020. Positive cash flow from insurance operations contributed to an increase in purchases of fixed maturity securities. Due to an increase in market interest rates, fixed maturity investments classified as available-for-sale decreased in market value, partially offsetting the increase in new investments in 2021.

Policy Liabilities:
Policy related liabilities were $97,188,000 at September 30, 2021, compared to $82,869,000 at December 31, 2020; an increase of $14,319,000 or 17.3%. The primary reason for the increase in policy liabilities was a $5,148,000 increase in P&C segment unearned premium, in the first nine months of 2021, compared to the same period in 2020. The increase in unearned premium was primarily driven by a 8.1% increase in P&C segment gross written premium in 2021. This increase in gross written premium was primarily due to the impact of increased average policy premium as we began re-underwriting our P&C in-force policies starting with January 1, 2021 renewals, coupled with the implementation of rate increases across our core P&C product lineup.

Debt Outstanding:
Total debt was virtually unchanged at September 30, 2021 at $13,686,000 compared to $13,677,000 at December 31, 2020. Our debt is held at the holding company level.

Shareholders' Equity:
Shareholders' equity as of September 30, 2021 was $43,018,000, down $2,348,000, compared to December 31, 2020 Shareholders' equity of $45,366,000. Book value per share was $16.98 at September 30, 2021, compared to $17.93 per share at December 31, 2020; a decline of 5.3% or $0.95 per share. The primary factors contributing to the decrease in both book value per share and Shareholders' equity were a decrease in accumulated other comprehensive income of $957,000 and shareholder dividends paid of $456,000 as well as the net loss of $961,000.

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended September 30, 2021 and 2020:

($ in thousands)	Three months ended September 30,		Percent
	2021	2020	increase (decrease)
Life, accident and health segment premiums earned:
Traditional life insurance	$920	$978	(5.9)%
Accident and health insurance	539	539	—%
Gross life, accident and health	1,459	1,517	(3.8)%
Reinsurance premium ceded	(16)	(14)	14.3%
Net life, accident and health premiums earned	$1,443	$1,503	(4.0)%

Property and Casualty segment premiums earned:
Dwelling fire & extended coverage	$11,203	$10,103	10.9%
Homeowners (Including mobile homeowners)	5,055	5,120	(1.3)%
Other liability	519	562	(7.7)%
Gross property and casualty premium earned	16,777	15,785	6.3%
Reinsurance premium ceded	(2,539)	(1,999)	27.0%
Net property and casualty premiums earned	$14,238	$13,786	3.3%

Consolidated gross premiums earned	$18,236	$17,302	5.4%
Reinsurance premium ceded	(2,555)	(2,013)	26.9%
Consolidated net premiums earned	$15,681	$15,289	2.6%

Consolidated net premium earned was up 2.6% for the quarter ended September 30, 2021, at $15,681,000 compared to $15,289,000 for the same period last year. The increase in net premium earned was due to a 3.3% increase in net premium earned in the P&C segment driven primarily by a 10.9% increase in gross earned premium in our dwelling fire program. The increase was partially offset by a 27.0% increase in reinsurance premium ceded due to an increase in reinsurance cost related to our 2021 catastrophe reinsurance contract renewal.

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the three months ended September 30, 2021 and 2020:

($ in thousands)	Three months ended September 30,
	2021	2020
Fixed maturities	$824	824
Equity securities	21	30
Mortgage loans on real estate	1	1
Policy loans	34	36
Other	8	28
	888	919
Less: Investment expenses	36	$35
Net investment income	$852	$884

For the three months ended September 30, 2021, net investment income was $852,000 compared to $884,000 for the same period in 2020; a decrease of $32,000 or 3.6%. A combination of a decline in our invested assets due to increased catastrophe claim frequency throughout 2020, coupled with lower reinvestment yields on fixed maturity investments, our investment income declined slightly in the third quarter of 2021. While reinvestment rates remain low, investment income should increase moderately on a quarter over quarter basis as we reinvest our current cash balances.

Investment Gains:
The table below provides investment gains and losses for the three months ended September 30, 2021 and 2020:

($ in thousands)	Three months ended September 30,
	2021	2020
Realized gains on fixed maturities	$—	$1,091
Gains on trading securities	—	5
Change in fair value of equity securities	46	223
Change in surrender value of company owned life insurance	(35)	125
Other losses principally real estate	—	(14)
Net investment gains	$11	$1,430

Net investment gains, for the three months ended September 30, 2021, were $11,000 compared to net investment gains of $1,430,000 for the same period in 2020; a decrease of $1,419,000. A primary reason for the decrease in third quarter 2021 investment gains, compared to third quarter 2020 investment gains, was a $1,091,000 decline in realized gains on fixed maturities.

Other Income:
Other income was down slightly at $127,000 for the three months ended September 30, 2021, compared to $162,000 for the same period last year; a decrease of $35,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claim related expenses totaled $11,773,000 for the third quarter of 2021, compared to $13,303,000 for the same period last year; a decrease of $1,530,000 or 11.5%. Claims as a percentage of premium earned was 75.1% in the third quarter of 2021 compared to 87.0% in the third quarter of 2020. The primary reason for the decrease in claims was a $1,497,000 decrease in P&C segment reported weather related claims.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three-month periods ended September 30, 2021 and 2020:

For the three months ended September 30, 2021			For the three months ended September 30, 2020
($ in thousands) Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 2113 (Jan 25-26)	$—	—	Cat 2012 (Jan 10-12)	$(15)	1
Cat 2117 (Feb 16-20)	17	8	Cat 2014 (Feb 5-8)	1	2
Cat 2120 (Mar 15-19)	25	4	Cat 2016 (Mar 2-4)	26	5
Cat 2122 (Mar 24-26)	(3)	2	Cat 2018 (Mar 27-30)	29	4
Cat 2123 (Mar 27-29)	42	8	Cat 2019 (Apr 7-9)	25	4
Cat 2125 (Apr 9-11)	5	—	Cat 2020 (Apr 10-14)	120	18
Cat 2128 (Apr 23-25)	111	23	Cat 2021 (Apr 18-20)	47	9
Cat 2129 (Apr 27-May 2)	24	5	Cat 2022 (Apr 21-24)	66	8
Cat 2130 (May 3-4)	10	4	Cat 2024 (Apr 27-30)	23	5
Cat 2131 (May 7-11)	21	5	Cat 2025 (May 2-3)	(1)	1
Cat 2136 (June 7-9)	21	5	Cat 2026 (May 4-5)	141	34
Cat 2137 (June 11-14)	16	5	Cat 2027 (May 7-8)	4	1
Cat 2138 (June 18-21)	113	7	Cat 2028 (May 13-15)	34	3
Cat 2140 (June 24-July 1)	127	49	Cat 2030 (May 20-24)	58	6
Cat 2141 (July 6-9)	175	30	Cat 2037 (June 6-9)	40	3
Cat 2153 (Aug 14-20)	163	38	Cat 2040 (July 10-12)	519	68
Cat 2160 (Aug 29-Sept 2)	7,576	970	Cat 2044 (July 30-Aug 4)	104	25
			Cat 2050 (Aug 26-28)	11,476	758
			Cat 2063 (Sept 14-16)	2,418	543
Misc cats less than $100k	123	29	Misc cats less than $100k	26	4
Total Cat Losses	$8,566	1,192	Total Cat Losses	$15,141	1,502
Less: Reinsurance Recoveries	(3,576)		Less: Reinsurance Recoveries	(9,822)
Total Net Cat Losses	$4,990		Total Net Cat Losses	$5,319

Non-Cat Wind & Hail	$1,808	480	Non-Cat Wind & Hail	$2,976	621

During the third quarter of 2021, the P&C segment was impacted by four catastrophe events and development from 20 catastrophe events from first and second quarter of 2021 producing 1,192 policyholder claims totaling $8,566,000 ($4,990,000 net of reinsurance). In comparison, the P&C segment was impacted by five catastrophe events during the third quarter of 2020 and development from 20 catastrophe events from first and second quarter of 2020 producing 1,502 claims totaling $15,141,000 ($5,319,000 net of reinsurance).

During the third quarter of 2021, NSFC was negatively impacted by Hurricane Ida (Cat 2160). Hurricane Ida primarily impacted policyholders in Louisiana. This hurricane generated $7,576,000 in gross insured losses ($4,000,000 net of reinsurance) during the third quarter of 2021 from 970 reported claims through September 30, 2021. Hurricane Ida added 27.8 percentage points to the third quarter 2021 P&C combined ratio and accounted for 80.2% of all reported losses from catastrophe events during the third quarter of 2021. In comparison, during the third quarter of 2020, NSFC was negatively impacted by Hurricane Laura (Cat 2050) and Hurricane Sally (Cat 2063). Hurricane Laura primarily impacted policyholders in Louisiana while Hurricane Sally primarily impacted policyholders in Alabama. These two hurricanes generated $13,894,000 in gross insured losses ($4,072,000 net of reinsurance) during the third quarter of 2020 from 1,301 reported claims through September 30, 2020. Hurricane Laura and Hurricane Sally added 29.2 percentage points to the third quarter 2020 P&C combined ratio and accounted for 76.6% of all reported losses from catastrophe events during the third quarter of 2020.

Non-catastrophe wind and hail claims reported in the third quarter of 2021 totaled $1,808,000 compared to non-catastrophe wind and hail claims reported in the third quarter of 2020 totaling $2,976,000; a decrease of $1,168,000. During the third quarter of 2021, the P&C segment had 480 non-cat wind and hail claims reported (an average of $3,800 per claim) compared to 621 non-cat wind and hail claims reported during the third quarter of 2020 (an average of $4,800 per claim). Non-cat wind and hail claims reported during the third quarter of 2021 accounted for 17.3% of total P&C segment incurred losses in the current year and added 12.6 percentage points to the 2021 P&C segment combined ratio. Non-cat wind and hail claims reported during the third quarter of 2020 accounted for 25.1% of total P&C segment incurred losses in 2020 and added 21.3 percentage points to the 2020 P&C segment combined ratio.

Reported fire losses in the third quarter of 2021 were up $202,000 or 8.5% compared to fire losses reported during the third quarter of 2020. The P&C segment had 85 fire losses reported in the third quarter of 2021 totaling $2,573,000 compared to 93 claims reported in the third quarter of 2020 totaling $2,371,000. The average cost per claim was $30,300 for fire losses reported in the third quarter of 2021 compared to $25,500 for fire losses reported in the third quarter of 2020. Fire losses reported during the third quarter of 2021 added 17.9 percentage points to the P&C segment combined ratio while fire losses reported during the third quarter of 2020 added 17.0 percentage points to the P&C segment combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended September 30, 2021, policy acquisition costs were $2,921,000 compared to $2,329,000 for the same period last year; an increase of $592,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 18.6% in the third quarter of 2021 compared to 15.2% for the same period last year.

General Expenses:
General and administrative expenses were $1,983,000 in the third quarter of 2021, compared to $2,312,000 for the same period last year. As a percent of earned premium, general and administrative expenses were 12.6% and 15.1% at September 30, 2021 and 2020, respectively. Prior year general and administrative expenses were higher than normal levels due to a recovery in value of SERP and deferred compensation related balances leading to higher interest expense in 2020. For the quarter ending September 30, 2021, we had a decrease in actuarial and consulting fees totaling $81,000 primarily due to 2021 rate filings being completed within the first half of the year while prior year rate filings were still being filed during third quarter of 2020. Association dues were artificially low in third quarter of 2021, down $276,000, due to a refund of prior assessments. No refund was received during third quarter of 2020.

Taxes, Licenses and Fees:
For the quarter ended September 30, 2021, insurance taxes, licenses and fees were $632,000 compared to $604,000 for the same period last year. As a percent of earned premium, insurance taxes, licenses and fees were 4.0% in the third quarter of 2021 and 2020.

Interest Expense:
Interest expense was $171,000 for the three months ended September 30, 2021, compared to $200,000 for the three months ended September 30, 2020. A reduction in total debt outstanding and a decrease in interest rates on long-term debt over the past twelve months was the primary factor contributing to the $29,000 decrease.

Income Tax Benefit:
For the three months ended September 30, 2021, the Company had a loss before income taxes of $809,000 compared to a loss before income taxes of $983,000 for the same period last year. The $165,000 tax benefit for the third quarter of 2021 consisted of current tax expense of $65,000 and deferred tax benefit of $230,000. The $205,000 tax benefit for the third quarter of 2020 consisted of current tax expense of $21,000 and deferred tax benefit of $226,000. The effective tax rate for the third quarter of 2021 was 20.4% compared to 20.9% for the third quarter of 2020.

Net Loss:
The Company ended the third quarter of 2021 with a net loss of $644,000 compared to a net loss of $778,000 for the same period last year. The primary factor contributing to the $134,000 improvement was the $1,530,000 decrease in policyholder benefits and settlement expenses, primarily in the P&C segment, discussed in detail in the preceding commentary in this discussion. The reduction in claims was offset by a $1,419,000 decline in investment gains during the third quarter of 2021 compared to the same period last year.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Premium Revenue:
The table below provides earned premium revenue by segment for the nine months ended September 30, 2021 and 2020:

($ in thousands)	Nine months ended September 30,		Percent
	2021	2020	increase (decrease)
Life, accident and health operations premiums earned:
Traditional life insurance	$3,081	$3,165	(2.7)%
Accident and health insurance	1,322	1,326	(0.3)%
Gross life, accident and health	4,403	4,491	(2.0)%
Reinsurance premium ceded	(75)	(71)	5.6%
Net life, accident and health premiums earned	$4,328	$4,420	(2.1)%

Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$32,072	$29,591	8.4%
Homeowners (Including mobile homeowners)	15,034	15,281	(1.6)%
Other liability	1,589	1,671	(4.9)%
Gross property and casualty	48,695	46,543	4.6%
Reinsurance premium ceded	(7,466)	(5,547)	34.6%
Net property and casualty premiums earned	$41,229	$40,996	0.6%

Consolidated gross premiums earned	$53,098	$51,034	4.0%
Reinsurance premium ceded	(7,541)	(5,618)	34.2%
Consolidated net premiums earned	$45,557	$45,416	0.3%

Consolidated net premium earned was up 0.3% for the nine month period ended September 30, 2021, at $45,557,000 compared to $45,416,000 for the same period last year. The increase in net premium earned was due to an 8.4% increase in gross premium earned in the dwelling fire program in the P&C segment. The increase in P&C segment gross earned premium was offset by a 34.6% increase in ceded premium in 2021 compared to 2020, associated with increased catastrophe reinsurance cost.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. With our 2021 catastrophe contract placement, our single event catastrophe retention remained unchanged from the prior year at $4 million. In our 2021 contract, we maintained our underlying catastrophe aggregate coverage of $2 million in excess of $2 million with a $2 million aggregate annual deductible. This aggregate coverage effectively lowers our second event retention to $2 million. The catastrophe aggregate cover also has two reinstatements. Also unchanged from last year, we maintain primary catastrophe excess reinsurance covering incurred claims of a single catastrophe event up to $72.5 million. Our primary catastrophe excess reinsurance has a reinstatement provision for one event and covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million (net of reinsurance). It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple catastrophe events, such as those experienced in 2020, that individually may not exceed our $4 million retention and would not be covered under our primary catastrophe reinsurance contract. To mitigate the impact of these smaller events, we added an additional reinstatement to our catastrophe aggregate coverage for 2021. To further mitigate the frequency of hurricane related catastrophe losses and increased catastrophe reinsurance cost, our P&C subsidiary is exiting Louisiana with a full exit expected over the next twelve months.

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

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the nine months ended September 30, 2021 and 2020:

($ in thousands)	Nine months ended September 30,
	2021	2020
Fixed maturities	$2,414	$2,696
Equity securities	91	102
Mortgage loans on real estate	5	5
Investment real estate	—	1
Policy loans	103	108
Other	23	6
	2,636	2,918
Less: Investment expenses	113	109
Net investment income	$2,523	$2,809

For the nine months ended September 30, 2021, net investment income was $2,523,000 compared to $2,809,000 for the same period in 2020; a decrease of $286,000 or 10.2%. A combination of a decline in our invested assets due to increased catastrophe claim frequency throughout 2020, coupled with lower reinvestment yields on fixed maturity investments, our investment income declined in 2021. While reinvestment rates remain low, investment income should increase moderately on a quarter over quarter basis over the remainder of 2021 as we reinvest current cash balances.

Investment Gains:
The table below provides investment gains and losses for the nine months ended September 30, 2021 and 2020:

($ in thousands)	Nine months ended September 30,
	2021	2020
Realized gains on fixed maturities	$106	$1,107
Realized gains on equity securities	357	—
Gains (losses) on trading securities	13	(1)
Change in fair value of equity securities	244	(272)
Change in surrender value of company owned life insurance	26	165
Other gains (losses) principally real estate	6	(11)
Net investment gains	$752	$988

Net investment gains, for the nine months ended September 30, 2021, were $752,000 compared to net investment gains of $988,000 for the same period in 2020; a decrease of $236,000. The primary reason for the decline in 2021 investment gains, compared to the 2020 investment gains, was a decrease in realized gains on fixed maturities of $1,001,000. Partially offsetting the decrease was an increase in fair value of equity securities of $516,000.

Other Income:
Other income was $394,000 for the nine months ended September 30, 2021, compared to $450,000 for the same period last year; a decrease of $56,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income.

Policyholder Benefits:
Policyholder claims were $32,785,000 for the nine months ended September 30, 2021, compared to $40,622,000 for the same period last year; a decrease of $7,837,000 or 19.3%. Claims as a percentage of premium earned was 72.0% in 2021 compared to 89.4% in 2020. The primary reason for the decrease in claims was a $8,098,000 decrease in P&C segment reported weather claims. This decrease was partially offset by an increase in reported fire losses totaling $637,000.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the nine-month periods ended September 30, 2021 and 2020:

For the nine months ended September 30, 2021			For the nine months ended September 30, 2020
($ in thousands) Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 2113 (Jan 25-26)	$132	6	Cat 2012 (Jan 10-12)	$1,337	314
Cat 2117 (Feb 16-20)	826	223	Cat 2014 (Feb 5-8)	631	161
Cat 2120 (Mar 15-19)	371	90	Cat 2016 (Mar 2-4)	335	76
Cat 2122 (Mar 24-26)	1,137	124	Cat 2018 (Mar 27-30)	386	39
Cat 2123 (Mar 27-29)	357	66	Cat 2019 (Apr 7-9)	202	34
Cat 2125 (Apr 9-11)	282	49	Cat 2020 (Apr 10-14)	3,928	561
Cat 2128 (Apr 23-25)	737	166	Cat 2021 (Apr 18-20)	1,962	303
Cat 2129 (Apr 27-May 2)	432	67	Cat 2022 (Apr 21-24)	1,739	229
Cat 2130 (May 3-4)	609	128	Cat 2024 (Apr 27-30)	156	31
Cat 2131 (May 7-11)	190	46	Cat 2025 (May 2-3)	219	31
Cat 2136 (June 7-9)	231	60	Cat 2026 (May 4-5)	610	112
Cat 2137 (June 11-14)	201	40	Cat 2027 (May 7-8)	101	21
Cat 2138 (June 18-21)	446	70	Cat 2028 (May 13-15)	144	28
Cat 2140 (June 24-July 1)	127	49	Cat 2030 (May 20-24)	285	57
Cat 2141 (July 6-9)	175	30	Cat 2037 (June 6-9)	318	61
Cat 2153 (Aug 14-20)	163	38	Cat 2040 (July 10-12)	519	68
Cat 2160 (Aug 29-Sept 2)	7,576	970	Cat 2044 (July 30-Aug 5)	104	25
			Cat 2050 (Aug 26-28)	11,476	758
			Cat 2063 (Sept 14-18)	2,418	543
Misc cats less than $100k	263	56	Misc cats less than $100k	262	52
Total Cat losses	$14,255	2,278	Total Cat losses	$27,132	3,504
Less: Reinsurance Recoveries	(3,576)		Less: Reinsurance Recoveries	(9,822)
Total Net Cat Losses	$10,679		Total Net Cat Losses	$17,310

Non-cat wind & hail	$5,097	1,207	Non-cat wind & hail	$6,564	1,437

During the first nine months of 2021, the P&C segment was impacted by 24 catastrophe events producing 2,278 policyholder claims totaling $10,679,000, net of reinsurance recoveries. In comparison, the P&C segment was impacted by 25 catastrophe events during the first nine months of 2020 producing 3,504 claims totaling $17,310,000, net of reinsurance recoveries. During 2021, the P&C segment was impacted by Hurricane Ida (Cat 2160) totaled $4,000,000, net of reinsurance recoveries. Net of reinsurance, Hurricane Ida accounted for 37.5% of all reported catastrophe event claims through September 20, 2021 and added 9.6 percentage points to the current year P&C segment combined ratio. During 2020, the P&C segment had multiple severe weather events that contributed to elevated insured losses due to damage from strong winds, hail and tornadoes. Reported losses from the three largest non-hurricane catastrophe events (all occurring in April) coupled with reported losses from Hurricane Laura (Cat 2050) and Hurricane Sally (Cat 2063) totaled $11,701,000, net of reinsurance recoveries. The three April 2020 cat events accounted for 44.1% of all reported catastrophe event claims through September 30, 2020 and added 18.4 percentage points to the prior year P&C segment combined ratio. Net of reinsurance, Hurricane Laura and Hurricane Sally accounted for 23.5% of all reported catastrophe event claims through September 30, 2020 and added 9.8 percentage points to the 2020 P&C segment combined ratio.

Non-catastrophe wind and hail claims reported in 2021 totaled $5,097,000 compared to non-catastrophe wind and hail claims reported in 2020 totaling $6,564,000; a decrease of $1,467,000. During the first nine months of 2021, the P&C segment had 1,207 non-cat wind and hail claims reported (an average of $4,200 per claim) compared to 1,437 non-cat wind and hail claims reported during the first nine months of 2020 (an average of $4,600 per claim). Non-cat wind and hail claims reported during 2021 accounted for 17.5% of total P&C segment incurred losses in the current year and added 12.2 percentage points to the 2021 P&C segment combined ratio. Non-cat wind and hail claims reported during 2020 accounted for 17.6% of total P&C segment incurred losses in 2020 and added 15.8 percentage points to the 2020 P&C segment combined ratio.

Reported fire losses in the first nine months of 2021 were up $637,000 or 7.1% compared to fire losses reported during the first nine months of 2020. The P&C segment had 298 fire losses reported in 2021 totaling $9,567,000 compared to 292 claims reported in 2020 totaling $8,930,000. The average cost per claim was $32,100 for fire losses reported in 2021 compared to $30,600 for fire losses reported in 2020. Fire losses reported during 2021 added 23.0 percentage points to the P&C segment combined ratio while fire losses reported during 2020 added 21.5 percentage points to the P&C segment combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the nine months ended September 30, 2021, policy acquisition costs were $8,557,000 compared to $8,364,000 for the same period last year; an increase of $193,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were 18.8% in the first nine months of 2021 compared to 18.4% for the same period last year.

General Expenses:
General and administrative expenses were $6,853,000 in 2021 compared to $6,199,000 for the same period last year. As a percent of earned premium, general and administrative expenses were 15.0% and 13.6% at September 30, 2021 and 2020, respectively. The $654,000 increase in general and administrative expenses, in 2021 compared to 2020, were due to cost associated with the acceleration of multiple rate filings completed and submitted during the first nine months of 2021, additional cost associated with re-underwriting our P&C business with a primary focus on property valuations, and an increase in litigation reserves. Rate filings resulted in an overall 10.5% increase in rates across all P&C programs. Rate increases will be implemented as policies renew over the next twelve months and will improve margins which have been adversely impacted by the increased frequency of weather related losses and increased reinsurance cost. At September 30, 2021, our re-underwriting project was approximately 90% complete and the additional cost from this project will decline the remainder of 2021 and should contribute to improvement in our attritional/non-cat loss ratio.

Taxes, Licenses and Fees:
Insurance taxes, licenses and fees were $1,796,000 for the nine months ended September 30, 2021, compared to $1,919,000 for the same period in 2020; a decrease of $123,000. As a percent of earned premium, insurance taxes, licenses and fees were 3.9% in the first nine months of 2021 and 4.2% for the nine months ended September 30, 2020.

Interest Expense:
Interest expense for the first nine months of 2021 was $462,000 compared to $660,000 for the same period in 2020; a decrease of 30.0%. A reduction in total debt outstanding over the past twelve months coupled with a decline in interest rates on debt was the primary factor contributing to the $198,000 decrease.

Income Tax Benefit:
For the nine months ended September 30, 2021, the Company had a loss before income taxes of $1,227,000 compared to a loss before income taxes of $8,101,000 for the same period last year. The $266,000 tax benefit for 2021 consisted of current tax expense of $24,000 and deferred tax benefit of $290,000. The $1,737,000 tax benefit for 2020 consisted of current tax benefit of $1,312,000 and deferred tax benefit of $425,000. The effective tax rate for 2021 was 21.7% compared to 21.4% in 2020.

Net Loss:
The Company ended the first nine months of 2021 with a net loss of $961,000 compared to a net loss of $6,364,000 for the same period last year. The primary factor contributing to the $5,403,000 improvement was the $7,837,000 decrease in policyholder benefits and settlement expenses, primarily in the P&C segment, mentioned previously.

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
Virtually all invested assets of the Company are held in the insurance subsidiaries. As of September 30, 2021, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

($ in thousands) Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$1,702	$—	$1,702	1.83%
Maturity in 1-5 years	22,218	10	22,228	23.84%
Maturity in 5-10 years	22,800	3	22,803	24.46%
Maturity after 10 years	45,873	619	46,492	49.87%
	$92,593	$632	$93,225	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some fixed maturity securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,289,000, or 5.5%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $5,233,000, or 5.4%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset/liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At September 30, 2021, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $43,018,000, down $2,348,000, compared to $45,366,000 at December 31, 2020.  During the nine months ended September 30, 2021, shareholders' equity was reduced by a net loss of $961,000, a comprehensive loss due to changes in value of fixed maturity securities of $1,446,000 and cash dividends paid totaling $456,000. Equity was increased by a comprehensive gain of $489,000 related to change in value of interest rate swaps and common stock issued of $26,000.

As discussed above, changing interest rates can have a significant impact on the market value of fixed maturity investments. Fixed maturity securities classified as available-for-sale increase the liquidity resources of the Company as they can be sold at any time to pay claims or meet other Company obligations. However, these securities are required to be carried at market value with net of tax change in accumulated unrealized gains and losses directly impacting shareholder's equity. While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 8.9% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $9,285,000 in cash and cash equivalents at September 30, 2021, compared to $15,057,000 at September 30, 2020. Cash provided by operating activities increased cash by $5,301,000 during the nine months ended September 30, 2021. The increase in cash from operating activities in 2021 was primarily related to an increase in gross premium revenue reflected in an increase in policy liabilities associated with unearned premium and claim reserves. Cash used in operating activities decreased cash by $12,220,000 for the nine months ended September 30, 2020. The decrease in cash from operating activities was primarily related to the net loss for the period which was triggered by an increase in claims and claims related expenses in the P&C segment from spring storms during the second quarter and hurricane losses during the third quarter. Net cash used in investing activities totaled $15,470,000 for the nine months ended September 30, 2021, compared to cash provided by investing activities of $15,932,000 in 2020. The decrease in cash from investing activities during the nine months ended September 30, 2021 was related to reinvestment of cash on hand from maturities of fixed maturity securities and reinsurance recoveries. Net cash provided by investing activities in 2020 was related to maturities, some increases in prepayments on mortgage backed securities and sales of investments to maintain adequate liquidity to settle P&C segment hurricane claims. Net cash used in financing activities totaled $433,000 for the nine months ended September 30, 2021, compared to $464,000 for the same period last year. During the nine months ended September 30, 2021, the Company paid $456,000 in dividends to shareholders.

The Holding Company had $3,691,000 in cash at September 30, 2021. The Holding Company primarily relies on cash from subsidiaries to meet its obligations, including payment of dividends to shareholders along with interest and principal on outstanding debt. Currently the Holding Company has adequate liquidity on hand to meet its anticipated obligations through at least the next 18 months without additional dividend payments from subsidiaries. Cash and cash equivalents held by subsidiaries at September 30, 2021 totaled $5,594,000.

The Company had a total of $13,186,000 of long-term debt outstanding as of September 30, 2021, compared to $13,177,000 at December 31, 2020, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $186,000 and $195,000, respectively.

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

Dividends paid to the holding company from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K, the amount that The National Security

Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2021 is statutorily limited to $1,168,000 in the life insurance subsidiary and $3,650,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to the holding company. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to the holding company substantially below the above referenced regulatory maximums. The Company did not receive any dividends from its subsidiaries during the nine months ended September 30, 2021. Due to a decline in combined statutory surplus in our subsidiaries during 2020, the result of increased in catastrophe losses in the P&C segment, we do not expect to pay any dividends from the insurance subsidiaries during 2021 as our primary focus will be on organic growth of statutory surplus.
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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,837,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its September 30, 2021 value, the fair value of the Company's common stock investments would decrease by approximately $484,000.

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
Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the nine months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
July 26, 2021	July 26, 2021	Press release, dated July 26, 2021, issued by The National Security Group, Inc.
August 13, 2021	August 13, 2021	Press release, dated August 13, 2021, issued by The National Security Group, Inc.

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

Date: November 12, 2021