Form 10-K
period 2021-12-31
NATIONAL SECURITY GROUP INC
filed 2022-03-23
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

  (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the bid price of these shares on NASDAQ on such date, was $11,354,291.

Class	Outstanding March 23, 2022

Common Stock $1.00 par value	2,532,632 shares

Documents incorporated by reference in this Form 10-K

i.Current Report on Form 8-K for event occurring on January 26, 2022 is incorporated into Part IV of this report.

ii.Current Report on Form 8-K for event occurring on March 4, 2022 is incorporated into Part IV of this report.

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

The property and casualty subsidiaries of the Company, National Security Fire and Casualty (NSFC), and Omega One Insurance Company (Omega), primarily write personal lines dwelling coverage including dwelling fire and windstorm, homeowners and mobile homeowners lines of insurance in ten states. Property and casualty insurance is the most significant industry segment, accounting for 92.1% of gross earned premium.

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

The following table indicates allocation of direct premium written by state for the years ended December 31, 2021 and 2020:

($ in thousands)	Percent of Direct Written Premium
State	2021		2020
Alabama	$19,489	28.4%	$16,770	26.7%
Arkansas	1,782	2.6%	1,649	2.6%
Georgia	12,964	18.9%	11,577	18.4%
Louisiana	2,277	3.3%	4,300	6.8%
Mississippi	13,060	19.0%	11,213	17.8%
Oklahoma	7,652	11.2%	7,206	11.5%
South Carolina	7,917	11.6%	7,069	11.2%
Tennessee	3,416	5.0%	3,161	5.0%
	$68,557	100.0%	$62,945	100.0%
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

The following table sets forth the premiums earned (net of reinsurance) during the periods reported for the property and casualty insurance segment:

($ in thousands)	Year Ended December 31,
	2021	2020
Net premiums earned:
Fire, allied lines and homeowners	$55,869	$55,101
Other	—	—
Total net earned premium	$55,869	$55,101
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

While the information in the table below provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, it should not be assumed to be predictive of redundancies or deficiencies on current year unpaid losses in future periods. Company management believes that the reserves established at the end of 2021 are adequate. However, due to inherent uncertainties in the loss reserve estimation process, management cannot guarantee that current year reserve balances will prove to be adequate. Due to the relatively short tail nature of the property and casualty subsidiaries' claim liabilities, the Company does not discount loss reserves for the time value of money.

Gross unpaid losses per		2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Consolidated Balance Sheet		$14,386	$11,214	$8,734	$8,321	$9,645	$7,530	$7,075	$8,208	$7,199	$10,177	$8,930
Ceded reserves		(2,381)	(1,229)	(782)	(839)	(1,381)	(1,184)	(327)	(1,384)	(249)	(3,321)	(2,139)
Net unpaid losses	($ in thousands)	$12,005	$9,985	$7,952	$7,482	$8,264	$6,346	$6,748	$6,824	$6,950	$6,856	$6,791
Cumulative net payments:	1 year later	$4,035	$4,827	$2,900	$2,990	$4,482	$2,950	$3,069	$3,320	$4,178	$3,874
	2 years later	5,346	6,670	3,539	3,503	4,839	3,364	3,411	3,857	4,677
	3 years later	6,483	7,426	3,782	3,863	5,007	3,543	3,559	4,069
	4 years later	7,001	7,496	3,910	4,113	5,076	3,661	3,575
	5 years later	7,001	7,536	4,085	4,147	5,194	3,689
	6 years later	7,060	7,572	4,121	4,134	5,221
	7 years later	7,108	7,585	4,117	4,134
	8 years later	7,115	7,640	4,117
	9 years later	7,169	7,640
	10 years later	7,169
Net Liability re-estimated:	1 year later	9,606	9,354	6,698	5,597	6,333	4,495	5,060	4,839	5,683	5,966
	2 years later	8,439	9,360	5,185	4,559	5,756	4,642	4,278	4,756	5,882
	3 years later	8,500	8,483	4,348	4,605	5,916	4,267	4,153	4,948
	4 years later	7,661	7,700	4,460	4,428	5,795	4,239	3,907
	5 years later	7,091	7,683	4,365	4,272	5,752	4,010
	6 years later	7,157	7,592	4,244	4,151	5,537
	7 years later	7,124	7,697	4,134	4,147
	8 years later	7,217	7,648	4,130
	9 years later	7,172	7,646
	10 years later	7,169
Net cumulative redundancy (deficiency)		$4,836	$2,339	$3,822	$3,335	$2,727	$2,336	$2,841	$1,876	$1,068	$890

Our reported results, financial position and liquidity could be affected by changes in key assumptions that determine our loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss reserves and reserves for loss adjustment expense:

($ in thousands)	For The Years Ended December 31,
	2021		2020
Change in Loss and LAE Reserves	Adjusted Loss and LAE Reserves	% Change in Equity	Adjusted Loss and LAE Reserves	% Change in Equity
*Loss and LAE reserves are in thousands
(10.0)%	$8,037	2.0%	$9,159	2.2%
(7.5)%	8,260	1.5%	9,414	1.7%
(5.0)%	8,484	1.0%	9,668	1.1%
(2.5)%	8,707	0.5%	9,923	0.6%
Reported	8,930	—%	10,177	—%
2.5%	9,153	(0.5)%	10,431	(0.6)%
5.0%	9,377	(1.0)%	10,686	(1.1)%
7.5%	9,600	(1.5)%	10,940	(1.7)%
10.0%	9,823	(2.0)%	11,195	(2.2)%
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

The following table indicates NSIC's percentage of direct premiums written by state for the two years ended December 31, 2021 and 2020:

($ in thousands)	Percentage of Total Direct Premiums
State	2021		2020
Alabama	$3,071	54.0%	$3,208	55.0%
Florida	38	0.7%	38	0.7%
Georgia	1,310	23.0%	1,309	22.4%
Mississippi	500	8.8%	520	8.9%
South Carolina	481	8.5%	479	8.2%
Tennessee	100	1.7%	82	1.4%
Texas	189	3.3%	201	3.4%
	$5,689	100.0%	$5,837	100.0%
NSIC has two primary methods of distribution of insurance products: independent agents and home service (career) agents. The independent agent distribution method accounts for 69.3% of total premium revenue in the life insurance segment. Approximately 179 of the Company's independent agents produced new business during 2021. The home service distribution method of life insurance products accounts for 25.5% of total premium revenue in the life insurance segment. Home service life products consist of products marketed directly at the home or other premises of the insured by an employee agent. The Company employed two career agents and one regional manager as of December 31, 2021. The remaining 5.2% of premium revenue consists of the following: a book of business acquired from a state guaranty association in 2000 (0.1%), premium generated through direct sales of school accident insurance (3.6%), and other miscellaneous business serviced directly through the home office (1.5%).

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

The following table displays a schedule of 2021 life segment premium produced by product and distribution method:

($ in thousands) Line of Business	Home Service Agent	Independent Agent	Other
Industrial	$34	$—	$22
Ordinary	1,197	2,570	(32)
Group Life	—	9	61
A&H Group	—	149	51
A&H Other	184	1,275	34
Total Premium by Distribution Method	$1,415	$4,003	$136

The following table sets forth certain information with respect to the development of Life segment business:

($ in thousands)	Year ended December 31,
	2021	2020
Life insurance in force at end of period:
Ordinary-whole life	$160,605	$162,765
Term life	22,616	23,886
Industrial life	14,493	14,898
	$197,714	$201,549
Life insurance issued:
Ordinary-whole life	$11,925	$16,675
	$11,925	$16,675
Net premiums earned:
Life insurance	$3,862	$3,991
Accident and health insurance	1,692	1,718
	$5,554	$5,709
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

Investments
A significant percentage of the total income for the Company is tied to the performance of our investments. Assets that will eventually be used to pay reserve liabilities and other policyholder obligations, along with our capital, are invested to generate investment income while held by the Company. Our investment income is comprised primarily of interest and dividend income on fixed maturity securities and equity securities along with capital gains/losses generated by these investment securities. At December 31, 2021, cash and investments comprise 80% of total assets, and investment income (including realized gains) comprises 6.4% of total revenue evidencing the significant impact investments can have on financial results. Because our insurance subsidiaries are regulated as to the types of investments they may make and the amount of funds they may maintain in any one type of investment, the Company has developed a conservative value oriented investment philosophy, in order to meet regulatory requirements. The Company's investment goals are to conserve capital resources and assets, obtain the necessary investment income threshold to meet reserves, and provide a reasonable return. Current yield from invested assets and capital appreciation of investments create this return.

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

Agents receive compensation for their sales efforts. In the case of life insurance agents, compensation is paid in the form of sales commissions plus a servicing commission. Commissions paid by the Life segment in 2021 averaged approximately 10.3% of premiums and are generally higher for new business production and decline each year at subsequent renewals. Commission rates paid by the P&C segment in 2021 averaged approximately 15% of premiums on both new and renewal business. During 2021, no independent agent, accounted for more than 10% of total net earned premium of the property-casualty insurance subsidiaries. The net earned premium from the largest general agent totaled $2,739,000 or 4.9% of total P&C segment net earned premium. NSFC also offers a “profit sharing bonus plan” to independent agents in order to promote better field underwriting and encourage retention of profitable business. This plan not only rewards our agents but also enhances profitability by giving the agent a vested interest in our success and also aids in maintaining price stability for all our customers as agents have a financial incentive to use good field underwriting practices when completing an application for insurance.

At December 31, 2021, NSIC employed two career agents and one regional manager. NSIC also had approximately 200 independent agents actively producing new business in seven states. At December 31, 2021, NSFC had contracts with approximately 1,600 independent agencies in eight states.

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

NSFC's primary insurance products are dwelling fire and homeowners, including mobile homeowners. Dwelling fire and homeowners are collectively referred to as the dwelling property line of business. We focus on providing niche insurance products within the markets we serve. We are in the top twenty-five dwelling property insurance carriers in our two largest states, Alabama and Mississippi. However, due to the large concentration of business among the top five carriers, our total market share in the dwelling fire line of business is approximately 2.1% in Alabama and 1.4% in Mississippi. In the homeowners line of business, our market share in both Alabama and Mississippi is less than 1%. The homeowners markets are even more concentrated with the top three homeowners carriers in both Alabama and Mississippi controlling nearly 50% of the market.

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

Our insurance subsidiaries are subject to risk based capital requirements adopted by the National Association of Insurance Commissioners (NAIC). These requirements direct our insurance companies to calculate and report information according to a risk based formula which attempts to measure statutory capital and surplus needs based on the risk in our product mix and investment portfolio. The formula is designed to allow state insurance regulators to identify companies that are potentially inadequately capitalized. Under the formula, the Company calculates Risk Based Capital (RBC) by taking into account certain risks inherent in an insurer's assets, including investments and an insurer's liabilities. Risk based capital rules provide for different levels of action depending on the ratio of a company's total adjusted capital to its “authorized control level” RBC. Based on calculations made by each of our insurance subsidiaries at December 31, 2021, each subsidiary exceeds any levels that would require regulatory actions.

AM Best Rating
AM Best Company is a leading provider of insurance company financial strength ratings and insurance company issuer credit ratings. Best's financial strength ratings and issuer credit ratings provide an independent opinion based on comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile. All of our insurance companies have been assigned ratings by AM Best Company (Best). On April 29, 2021, AM Best affirmed the Financial Strength Rating (FSR) of B++ (Good) and the Long-Term Issuer Credit Rating (Long-Term ICR) of "bbb" of NSFC. In addition, AM Best affirmed the FSR of B+ (Good) and Long-Term ICR of "bbb-" of Omega. The A.M Best outlook for the ratings was revised from "stable" to "negative" for NSFC and Omega. AM Best affirmed the FSR of B++ (Good) and the Long-Term ICR to "bbb" for NSIC. The outlook for the ratings of NSIC was revised from "stable" to "negative". AM Best also affirmed the Long-Term ICR of "bb" of the parent holding company, NSEC, with a revised outlook from "stable" to "negative". On January 31, 2022, AM Best placed the credit ratings of The National Security Group, Inc. and its subsidiaries under review with developing implications following the announcement that Company had entered into a merger agreement under which the Company will be acquired by VR Insurance Holdings, Inc. The "under review with developing implications" status reflects the need for AM Best to assess fully the impact of the acquisition on the Company's business strategy as well as any financial and operational impacts. The ratings will remain under review pending the completion of the acquisition and AM Best's assessment of post-acquisition rating fundamentals. The transaction is subject to customary closing conditions, including stockholder and regulatory approvals, and is expected to be completed by the second quarter of 2022. For the latest ratings, you can access www.ambest.com.

Demotech Rating
The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On November 30, 2021, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

Employees
The Company itself has no management or operational employees. Instead, all human resource activities are within the subsidiary National Security Insurance Company. NSIC employed 72 staff members as of December 31, 2021, none of which were represented by a labor union, with an average length of service of 16.6 years. This long tenure provides our company with a strong skill set and a depth of knowledge that is passed down to new hires to ensure continuity of service. The Company and its property and casualty subsidiary have a Management Service Agreement (“Agreement”) with National Security Insurance Company whereby the property and casualty subsidiaries reimburse NSIC for salaries and expenses of employees provided under the Agreement. Involved are employees in the areas of Underwriting, Customer Service, Policy Services, Accounting, Marketing, Administration, Document Management, Data Processing, Programming, Personnel, Claims, and Management. We consider our employee relations to be good.

Certain information relating to retirement benefits we provide our employees is included in Note 11 to our Consolidated Financial Statements. In addition to retirement related benefits, we offer a range of other benefits to our employees that assist us in both recruiting and retention. These benefits include bonuses based on Company performance, 7 paid holidays, paid time off, extended illness leave (including maternity), health/dental/vision insurance, 401-k with company match, education/training to include employee tuition assistance plan, a college scholarship program for dependents and company paid life insurance. Over the past five years, our Company has contributed over $52,000 in tuition assistance for our employees. This benefit is an excellent recruiting tool and complements our retention initiatives.

We utilize our company website, the recruiting website Indeed, and employee referrals to advertise job openings. We also partner with local community colleges as well as a local four-year university to solicit potential candidates. These resources have been a cost-effective way to increase and diversify our candidate pool.

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

During 2021, the property and casualty segment maintained a catastrophe contract, which covered losses related to a catastrophic event with multiple policyholders affected. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2021 and 2020. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2021 also allowed one reinstatement for coverage under the contract for a second catastrophic event. In addition to the primary catastrophe reinsurance coverage, the company maintained a catastrophe aggregate cover that provided $2 million of additional coverage in excess of a $2 million per event retention and subject to a $2 million aggregate annual deductible. This coverage had one reinstatement.

The property and casualty subsidiaries utilize our actual in force policy data modeled applying two different industry accepted catastrophe models to structure catastrophe reinsurance and determine upper limits of catastrophe reinsurance agreements. Historically, reinsurance has been maintained to meet at least a 250 year modeled event level. While this estimate is subject to some uncertainty and model risk, through obtaining coverage that meets at least a 250 year modeled event level, the models indicate that we maintain catastrophe reinsurance upper limits to cover an event that has less than a 0.4% probability of exceeding in a given year.

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

Reserve Liabilities
NSIC maintains life insurance reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to be sufficient to meet policy and contract obligations as they arise. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 2021, the total reserves of NSIC (including reserves for accident and health insurance) were approximately $39,315,000. We believe, based on current available information, reserves for future policy benefits are adequate. However, we are currently in a period of persistent and historically low interest rates. Should this period of low rates be sustained over the long term, it can impair our ability to make sufficient returns to cover future policy liabilities. Also, should actual mortality, morbidity, expense or withdrawal assumption differ materially from assumptions, our operating results could be negatively impacted.

The property and casualty subsidiaries are also required to maintain loss reserves (claim liabilities) for all lines of insurance. Such reserves are intended to cover the probable ultimate cost of settling all claims, including those incurred but not yet reported. The reserves of the property and casualty subsidiaries reflect estimates of the liability with respect to incurred claims and are determined by evaluating reported claims on an ongoing basis and by estimating liabilities for incurred but not reported claims. Such reserves include adjustment expenses to cover the cost of investigating losses and defending lawsuits. The establishment of accurate reserves is complicated by the fact that claims in some lines of insurance are settled many years after the policies have been issued, thus raising the possibility that inflation may have a significant effect on the amount of ultimate loss payment, especially when compared to initial loss estimates. Claims inflation can also be incurred following catastrophe events due to demand surge of both building material and labor cost. Also, over the past two years, we experienced claims inflation due to shortages of building materials associated with factory slow-downs and/or shut downs and other supply chain issues, at least partly attributable to the Covid 19 pandemic. The subsidiaries, however, attempt to restrict their writing to risks that settle within one to four years of issuance of the policy. As of December 31, 2021, the property and casualty subsidiaries had reserves for unpaid claims of approximately $8,930,000, before subtracting unpaid claims due from reinsurers of $2,139,000, leaving net unpaid claims of $6,791,000. The reserves are not discounted for the time value of money. No changes were made in the assumptions used in estimating the reserves during the years ending December 31, 2021 or 2020. The Company believes, based on current available information, such reserves are adequate to provide for settlement of claims.

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

Financial Ratings
The insurance subsidiaries are rated by the independent insurance rating agencies AM Best and Demotech. A downgrade in our ratings from either of these rating agencies could adversely impact our ability to maintain existing business or generate new business. See page 12 of this Form 10-K for additional information on our current financial ratings.

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

Inflation
The Company shares the same risks from inflation as other companies. Inflation causes operating expenses to increase and erodes the purchasing power of the Company's assets. A large portion of the Company's assets is invested in fixed maturity investments. The purchasing power of these investments will be less at maturity because of inflation. This is generally offset by the reserves that are a fixed liability and will be paid with cheaper dollars. Also, inflation tends to increase investment yields, which may reduce the impact of the increased operating expenses caused by inflation. It should be noted that we have experienced claims inflation in 2020 and 2021 due to the frequency of weather related events which created demand surge for building materials and labor. Also, we believe the COVID-19 pandemic contributed to this inflation as some factories manufacturing building material periodically shut-down or limited production for a period of time during the pandemic.

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

LIBOR Transition
The UK Financial Conduct Authority announced in July 2017 that the London Interbank Offered Rate (LIBOR) will be phased out. Currently, it is anticipated that LIBOR will no longer be available after mid-2023. The interest rate for the Company's subordinate debentures disclosed in Note 9 to the Consolidated Financial Statements is currently based on LIBOR. It is anticipated that our floating rate LIBOR based debt will transition to an alternative reference rate with the LIBOR phase out. The new reference rate is expected to be the Secured Overnight Financing Rate (SOFR).

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

COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a pandemic.  Management recognizes that insurance is an essential source of financial protection and we must be able to respond to our policyholder and agent needs while taking steps to protect our employees.  We have experienced no significant disruptions to our home office services; however, we have faced temporary and sporadic staffing shortages over the course of the pandemic. While some of our insureds may have experienced temporary closures of their local independent agencies, payments can also be made via telephone, through our website or mailed to the Home Office. We offer comprehensive online access to our agents that includes information on the agencies' policyholders and the ability to issue policies through our online portal.  We also maintain customer service staff to support our independent agents and policyholders. We believe our efforts to mitigate disruptions to our operations have worked well throughout the pandemic.

A second risk related to COVID-19 is an elevated level of death claims in our life insurance subsidiary. While it is difficult to distinguish deaths related specifically to COVID-19 versus other underlying causes, our life insurance subsidiary will have elevated claims due to the pandemic. It is our best estimate that approximately 10% of life insurance benefits paid in 2020 and into 2021 had COVID-19 listed as one of the underlying causes of death on the death certificate. While we do not anticipate COVID-19 deaths to materially impact our financial condition, the pandemic has lead to elevated death claims in our life subsidiary.

Acquisition of The National Security Group, Inc. by VR Insurance Holdings, Inc.
On January 26, 2022, the Company issued a press release which announced the execution of a plan of merger agreement with VR Insurance Holdings, Inc. The Company believes the merger will provide certainty of value and liquidity to all stockholders, enabling stockholders to realize value created at the Company in recent years, while eliminating long-term business risks. The Board believes the merger is the most favorable available alternative for the Company in light of the consideration of the risks and uncertainty of achieving greater value for the stockholders by pursuing alternatives to the Merger (including continuing to execute on the Company’s current business plan), relative to the benefits of the Merger. The merger is subject to both stockholder and regulatory approval. There are a number of risks associated with the merger, including but not limited to: the risk that the transaction may not be completed in a timely manner or at all; the ability to secure regulatory approvals on the terms expected in a timely manner or at all; the effect of the announcement or pendency of the transaction on our business relationships, results of operations and business generally; the risk that the proposed transaction disrupts current plans and operations; the possibility that alternative acquisition proposals may or may not be made; the risk of litigation and/or regulatory actions related to the proposed transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the Plan of Merger; the effect of the announcement of the proposed transaction on Company’s relationships with its customers and agents, operating results and business generally; and the effects of the COVID‐19 pandemic and associated government actions on Company’s operations and financial performance, as well as the response to any of the aforementioned factors.

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

The Company and its subsidiaries own certain real estate investment properties. The Company owns approximately 211 acres of real estate in Coffee County in Alabama. We also own, through our subsidiary NSFC, approximately 80 acres of undeveloped commercial real estate in Greenville, Alabama. We sell undeveloped lots from this development, and the development has no depreciable improvements.

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

The following table sets forth the high and low sales prices per share, as reported by NASDAQ, during the period indicated:

	Stock Closing Prices
	2021		2020
	High	Low	High	Low
First Quarter	$12.44	$10.12	$15.98	$10.20
Second Quarter	$11.98	$9.97	$16.10	$13.31
Third Quarter	$11.67	$10.22	$15.20	$11.57
Fourth Quarter	$11.33	$8.92	$12.49	$10.14
Shareholders
The number of shareholders of the Company's common stock was approximately 1,200 and the Company had 2,532,632 shares of common stock outstanding on March 23, 2022.

Dividends
The following table sets forth quarterly dividend payment information for the Company for the periods indicated:

	Dividends Per Share
	2021	2020
First Quarter	$0.06	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$0.06	$0.06
Discussion regarding dividend restrictions may be found on page 41 of the Managements' Discussion and Analysis as well as in Note 12 of the Consolidated Financial Statements.
The payment of shareholder dividends is subject to the discretion of our Board of Directors and is dependent upon many factors including our operating results, financial condition, capital requirements and general economic conditions. Total shareholder dividends paid in 2021 totaled $608,000.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	195,975
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	195,975

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as "we", "our", "us", "Company" or "NSEC") and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, the following discussion generally covers the change in financial condition, results of operations and cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020 and should be read in conjunction with the Consolidated Financial Statements and Notes which accompany this report. Please refer to our note regarding forward looking statements on page 4 of this report.

The National Security Group, Inc. operates in ten states with 66.2% of total premium revenue generated in the states of Alabama, Georgia and Mississippi.  We operate in two business segments summarized as follows:

•The Property and Casualty (P&C) segment is the most significant segment, accounting for 92.1% of gross earned premium in 2021.  The P&C segment operates in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•The Life segment accounted for 7.9% of gross premium revenue in 2021. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

All of our insurance companies have been assigned ratings by AM Best Co (Best).  On April 29, 2021, AM Best affirmed the Financial Strength Rating (FSR) of B++ (Good) and the Long-Term Issuer Credit Rating (Long-Term ICR) of "bbb" of NSFC. In addition, AM Best affirmed the FSR of B+ (Good) and Long-Term ICR of "bbb-" of Omega. The AM Best outlook for the ratings was revised from "stable" to "negative" for NSFC and Omega. AM Best affirmed the FSR of B++ (Good) and the Long-Term ICR to "bbb" for NSIC. The outlook for the ratings of NSIC was revised from "stable" to "negative". AM Best also affirmed the Long-Term ICR of "bb" of the parent holding company, NSEC, with a revised outlook from "stable" to "negative". Effective January 31, 2022, AM Best placed the companies under review with developing implications upon the announcement that NSG has entered into a merger agreement under which the group will be acquired by VR Insurance Holdings, Inc. The under review with developing implications status reflects the need for AM Best to assess fully the business strategy, financial and operational impacts on the group as a result of the acquisition. The ratings will remain under review pending the completion of the acquisition and AM Bests’ assessment of post-acquisition rating fundamentals.

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On November 30, 2021, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

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

Summary:
For the year ended December 31, 2021, the Company had net income of $582,000, $0.23 income per share, compared to a net loss of $8,619,000, $3.41 loss per share, for the year ended December 31, 2020; a year over year improvement of $9,201,000. Pretax loss from operations for 2021 totaled $201,000 compared to a pretax loss from operations of $12,641,000 in 2020. Results for 2021 were positively impacted by a $12,658,000 decrease in claims and was the primary reason for the $12,440,000 improvement in pretax loss from operations in 2021, compared to the same period in 2020. While the P&C segment incurred losses from one hurricane during 2021, the P&C segment was impacted by multiple tornado events during the second quarter of 2020 coupled with four hurricanes during 2020. The decreased frequency of storm activity in 2021 was the primary reason for the improvement compared to last year.

For the year ended December 31, 2021, the Company had investment gains of $885,000 compared to investment gains of $1,623,000 for the same period in 2020; a decrease of $738,000. The primary reason for the decrease in 2021 investment gains, compared to 2020 investment gains, was a $1,250,000 decline in realized gains on fixed maturity investments. In addition, our investment in company owned life insurance (COLI) decreased $272,000, in 2021 compared to 2020. Partially offsetting the decreases in realized investment gains on fixed maturities and COLI was a realized gain on equity securities totaling $1,237,000 in 2021, compared to a realized gain on equity securities totaling $426,000 in 2020; an increase of $811,000.

For the year ended December 31, 2021, the Company incurred claims, net of reinsurance, totaling $41,272,000 compared to $53,930,000 for the same period last year. The P&C segment was the primary source of this decrease with claims down $12,740,000 in 2021, compared to 2020. The primary component of this decrease was claims reported from weather related events which declined $14,023,000 for the year ended December 31, 2021, compared to the same period in 2020. During 2021, the P&C segment was impacted by Hurricane Ida which lead to reported losses totaling $4,000,000, net of reinsurance. In comparison, the P&C segment was impacted by Hurricanes Laura, Sally, Delta and Zeta, in 2020, with reported losses totaling $10,476,000, net of reinsurance. Partially offsetting the decreases in weather related claims was an increase of $1,648,000 in reported fire losses in 2021 compared to the same period last year.

The Company ended 2021 with an increase in general and administrative expenses of $363,000 compared to the same period last year. The primary reasons for this increase were costs associated with re-underwriting our P&C business, with a primary focus on property valuations, and an increase in litigation reserves. As of December 31, 2021, the primary phase of our re-underwriting project was substantially complete. The additional cost from this project began to decline in the third quarter of 2021 and should contribute to improvement in our attritional/non-cat loss ratio. The improvement in premium revenue gains from the re-underwriting and rate adjustment efforts are reflected in gross and net premiums written in the table that follows and will lead to further increases in earned premium into mid-2022.

Financial results for the year ended December 31, 2021 and 2020, based on U.S generally accepted accounting principles, were as follows:

Unaudited Consolidated Financial Summary	Year ended December 31,
($ in thousands, except per share)	2021	2020
Gross premiums written	$74,246	$68,782
Net premiums written	$64,179	$61,406

Net premiums earned	$61,423	$60,810
Net investment income	3,383	3,633
Net investment gains	885	1,623
Other income	519	583
Total Revenues	66,210	66,649
Policyholder benefits and settlement expenses	41,272	53,930
Amortization of deferred policy acquisition costs	3,490	3,548
Commissions	8,069	7,543
General and administrative expenses	9,661	9,298
Taxes, licenses and fees	2,442	2,484
Interest expense	592	864
Total Benefits, Losses and Expenses	65,526	77,667
Income (Loss) Before Income Taxes	684	(11,018)
Income tax expense (benefit)	102	(2,399)
Net Income (Loss)	$582	$(8,619)
Income (Loss) Per Common Share	$0.23	$(3.41)
Reconciliation of Net Income (Loss) to non-GAAP Measurement
Net income (loss)	$582	$(8,619)
Income tax expense (benefit)	102	(2,399)
Investment gains, net	(885)	(1,623)
Pretax Loss From Operations	$(201)	$(12,641)
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

Premium Revenue:
For the year ended December 31, 2021, net premiums earned were up $613,000 at $61,423,000 compared to $60,810,000 during the same period last year. The increase in premium revenue was primarily driven by an increase in net earned premium in the P&C segment of $768,000 or 1.4%. The increase in P&C segment net earned premium was primarily attributable to a 8.9% increase in gross earned premium in our dwelling fire program due to rate increases in the program over the past twelve months and additional premium generated by our re-underwriting project in which we reviewed valuations of properties insured due to increasing repair costs. The increase in P&C net earned premium was partially offset by a 36.8% increase in reinsurance premium ceded due to an increase in reinsurance costs related to our 2021 catastrophe reinsurance contract renewal. As mentioned previously, the increased frequency of weather related losses over the past five years has driven the need to increase rates in states and programs that have been most impacted by this persistent pattern of severe weather.

Investment Gains:
Investment gains for the year ended December 31, 2021 were $885,000 compared to investment gains of $1,623,000 for the same period last year. The primary reason for the decline in investment gains, in 2021 compared to 2020, was a decrease in realized gains on fixed maturity investments of $1,250,000. In addition, the value of company owned life insurance (COLI) decreased $272,000, in 2021 compared to 2020. Partially offsetting the decreases in realized investment gains on fixed maturities and COLI was an increase in realized gain on equity securities totaling $811,000, in 2021, compared to the same period 2020.

Net Income (Loss):
For the year ended December 31, 2021, the Company had net income of $582,000, $0.23 income per share, compared to a net loss of $8,619,000, $3.41 loss per share, for the same period last year. As mentioned previously, while we ended 2021 with net income, the primary reason for the improved results compared to the 2020 net loss, was a significant decrease in property and casualty insured losses. The decrease in P&C subsidiary losses was primarily driven by a decline in catastrophe losses from severe weather events.

Pretax Loss from Operations:
For the year ended December 31, 2021, our pretax loss from operations was $201,000 compared to a pretax loss from operations of $12,641,000 for the year ended December 31, 2020; a decrease in pretax loss of $12,440,000. As discussed above, a decrease in claim activity in our P&C segment was the primary reason for the improvement in our loss from operations, in 2021, compared to the same period last year. However, weather related claims remained elevated, in 2021, due to the impact of Hurricane Ida as mentioned previously.

P&C Segment Combined Ratio:
The P&C segment ended 2021 with a GAAP basis combined ratio of 102.7%. Reported catastrophe losses totaled $11,797,000 and added 20.9 percentage points to the combined ratio. In comparison, the P&C segment ended 2020 with a GAAP basis combined ratio of 126.1% with $24,196,000 in reported catastrophe losses increasing the combined ratio by 43.5 percentage points. In addition, reported non-catastrophe wind and hail losses were down $1,624,000 in 2021 compared to 2020. Reported non-catastrophe wind and hail losses totaled $6,242,000, in 2021, and added 11.1 percentage points to the 2021 combined ratio. In comparison, non-catastrophe wind and hail losses reported during 2020 totaled $7,866,000 and added 14.1 percentage points to the 2020 combined ratio. Partially offsetting the decline in reported weather related claims was an increase in reported fire losses totaling $1,648,000. Reported fire losses totaled $13,820,000, in 2021, and added 24.5 percentage points to the 2021 combined ratio. In comparison, fire losses reported during 2020 totaled $12,172,000 and added 21.9 percentage points to the 2020 combined ratio.

Overview - Balance Sheet highlights at December 31, 2021 compared to December 31, 2020

Selected Balance Sheet Highlights	December 31, 2021	December 31, 2020
($ in thousands, except per share)	Unaudited
Invested Assets	$111,819	$99,150
Cash	$10,034	$19,887
Total Assets	$151,683	$150,540
Policy Liabilities	$84,864	$82,869
Total Debt	$13,190	$13,677
Accumulated Other Comprehensive Income	$2,021	$3,585
Shareholders' Equity	$43,802	$45,366
Book Value Per Share	$17.29	$17.93
Invested Assets:
Invested assets at December 31, 2021 were $111,819,000 compared to $99,150,000 at December 31, 2020; an increase of 12.8%. The increase in invested assets was primarily due to an increase in new investments of positive cash flow from operations and partial re-investment of December 31, 2020 available cash. This was partially offset by a decline, primarily in market value of available-for-sale fixed maturity investments, of $2,599,000. This decline in market value of fixed maturity investments was primarily driven by an increase in intermediate and long-term market interest rates during 2021.

Cash:
The Company, primarily through its insurance subsidiaries, had $10,034,000 in cash and cash equivalents at December 31, 2021, compared to $19,887,000 at December 31, 2020. Cash decreased $9,853,000 in 2021 primarily due to the purchase of fixed maturity securities in our P&C subsidiary investment portfolio.

Total Assets:
Total assets at December 31, 2021 were $151,683,000 compared to $150,540,000 at December 31, 2020. Positive cash flow from insurance operations contributed to an increase in purchases of fixed maturity securities. Due to an increase in market interest rates, fixed maturity investments classified as available-for-sale decreased in market value, partially offsetting the increase in new investments in 2021.

Policy Liabilities:
Policy related liabilities were $84,864,000 at December 31, 2021, compared to $82,869,000 at December 31, 2020; an increase of $1,995,000 or 2.4%. The primary reason for the increase in policy liabilities was a $2,941,000 increase in P&C segment unearned premium, in 2021, compared to the same period in 2020. The increase in unearned premium was primarily driven by a 8.9% increase in P&C segment gross written premium in 2021. This increase in gross written premium was primarily due to the impact of increased average policy premium as we began re-underwriting our P&C in-force policies starting with January 1, 2021 renewals, coupled with the implementation of rate increases across our core P&C product lineup.

Debt Outstanding:
For the year ended December 31, 2021, total debt was $13,190,000 compared to $13,677,000 at December 31, 2020. Debt was reduced $487,000 during 2021 primarily from the reduction in long-term debt in our holding company.

Shareholders' Equity:
Shareholders' equity as of December 31, 2021 was $43,802,000, down $1,564,000, compared to December 31, 2020 Shareholders' equity of $45,366,000. Book value per share was $17.29 at December 31, 2021, compared to $17.93 per share at December 31, 2020; a decline of 3.6% or $0.64 per share. The primary factors contributing to the decrease in both book value per share and Shareholders' equity were a decrease in accumulated other comprehensive income of $1,564,000 and shareholder dividends paid of $608,000. These decreases were offset by net income of $582,000.

Industry Segment Data:
Net premiums earned for our two operating segments are summarized as follows:

($ in thousands)	2021	%	2020	%
Life, accident and health insurance	$5,554	9.0%	$5,709	9.4%
Property and casualty insurance	55,869	91.0%	55,101	90.6%
Net premiums earned	$61,423	100.0%	$60,810	100.0%

The property and casualty segment composed 91.0% of consolidated net premiums earned in 2021 compared to 90.6% in 2020. Through the P&C segment, we offer primarily dwelling fire and homeowners insurance coverage to our customers. The life segment composed 9.0% of net premiums earned in 2021 compared to 9.4% in 2020 with revenue produced from life, accident and supplemental health insurance products. While reading this discussion regarding segment information, reference is made to Note 15 to the Consolidated Financial Statements which provides additional segment related information.

The following discussion outlines more specific information with regard to the individual operating segments of the Company along with non-insurance related information (primarily administration expenses and interest expense on debt) associated with the insurance holding company.

Life and Accident and Health Insurance Operations:
Premium revenues and operating income for the life segment for the year ended December 31, 2021 and 2020 are summarized below:

($ in thousands)	2021	2020
REVENUE
Net premiums earned	$5,554	$5,709
Net investment income	2,419	2,583
Net investment gains	606	567
Other income	834	1,242
Total Revenues	9,413	10,101
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	4,973	5,215
Amortization of deferred policy acquisition costs	742	824
Commissions	310	331
General and administrative expenses	1,961	1,923
Insurance taxes, licenses and fees	192	216
Interest expense	43	41
Total Expenses	8,221	8,550
INCOME BEFORE INCOME TAXES	$1,192	$1,551

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:
Net premiums earned in the life segment was $5,554,000 at December 31, 2021 compared to $5,709,000 at December 31, 2020; a decrease of 2.7%.  The $155,000 decrease in net earned premium revenue was primarily due to a decline in new business production in both the traditional life and supplemental accident and health insurance products offered in NSIC.

The table below provides the major categories of investment income, primarily dividend and interest income, for the year ended December 31, 2021 and 2020:

($ in thousands)	Year ended December 31,
	2021	2020
Fixed maturities	$1,776	$1,955
Equity securities	70	61
Mortgage loans on real estate	7	7
Investment real estate	540	541
Policy loans	137	143
Other	—	(15)
	2,530	2,692
Less: Investment expenses	111	109
Net investment income	$2,419	$2,583

While NSIC composes only 9.0% of premium revenue, the subsidiary holds 39.1% of consolidated assets. The majority of these assets consist of fixed maturity investments. Net investment income had a 6.3% decrease, at $2,419,000 for the year ended December 31, 2021 compared to $2,583,000 for the same period last year. Lower reinvestment yields on fixed maturity investments due to the declining interest rate environment experienced over the past two years was the primary factor contributing to the moderate decline in interest income.

The table below provides investment gains and losses for the year ended December 31, 2021 and 2020:

($ in thousands)	Year ended December 31,
	2021	2020
Realized gains on fixed maturities	$109	$459
Change in fair value of equity securities	570	104
Other gains (losses) principally real estate	(73)	4
Net investment gains	$606	$567

NSIC net investment gains, for the year ended December 31, 2021, were $606,000 compared to net investment gains of $567,000 for the same period last year; an increase of $39,000. Net investment gains and losses are highly dependent on numerous internal and external factors including but not limited to market conditions, tax position and liquidity needs of the Company and can vary significantly from period to period. The primary factor contributing to the increase in net investment gains, in 2021, was an increase in the change in value of equity securities held for investment of $570,000 compared to $104,000 in the prior year.

Other income was $834,000 in 2021 compared to $1,242,000 for the same period last year; a decrease of $408,000. Other income consists primarily of adjuster fees paid to NSIC from the P&C segment. As a percent of net earned premium, other income was 15.0% in 2021 and 21.8% in 2020. The primary reason for the decrease in other income, in 2021 compared to 2020, was a decrease in claims from storm activity in the P&C segment leading to a decline in adjuster fees paid from NSFC to NSIC.

Claims were $4,973,000 through December 31, 2021 compared to $5,215,000 through December 31, 2020; a decrease of $242,000 or 4.6%. The primary reason for the decrease was elevated claim payments in the prior year due to an increase in ordinary life related claims in 2020, primarily due to the pandemic.

Deferred policy acquisition cost amortization and commission expenses decreased $103,000 for the year ended December 31, 2021 at $1,052,000 compared to $1,155,000 for the same period last year; a decrease of 8.9%. As a percent of net premiums earned, policy acquisition cost amortization and commission expense was 18.9% in 2021 compared to 20.2% in 2020.

General and administrative expenses were up slightly at $1,961,000, in 2021, compared to $1,923,000, in 2020. As a percent of earned premium, general and administrative expenses were 35.3% and 33.7% at December 31, 2021 and 2020, respectively. The $38,000 increase in general and administrative expenses, in 2021 compared to 2020, was primarily due to an increase in actuarial and consulting fees of $93,000.

For the year ended December 31, 2021 and 2020, insurance taxes, licenses and fees were $192,000 and $216,000, respectively. As a percent of earned premium, insurance taxes, licenses and fees were 3.5% in 2021 and 3.8% in 2020.

Interest expense was virtually unchanged at $43,000 for the year ended December 31, 2021 compared to $41,000 for the year ended December 31, 2020. Interest expense in NSIC is associated with interest payments on insurance policies with a deposit fund.

For the year ended December 31, 2021, the life segment had income before income taxes of $1,192,000 compared to an income before income taxes of $1,551,000 for the same period last year. The $155,000 decrease in life segment net premium earned, coupled with the $164,000 decrease in investment income were the primary factors contributing to the $359,000 decrease in pretax income.

Property & Casualty Operations:
Pretax income for the P&C segment for the year ended December 31, 2021 and 2020 is summarized below:

($ in thousands)	2021	2020
REVENUE
Net premiums earned	$55,869	$55,101
Net investment income	1,456	1,530
Net investment gains	296	1,043
Other income	518	582
Total Revenues	58,139	58,256
BENEFITS AND EXPENSES
Policyholder benefits paid or provided	36,685	49,425
Amortization of deferred policy acquisition costs	2,748	2,724
Commissions	7,759	7,212
General and administrative expenses	8,479	8,589
Insurance taxes, licenses and fees	2,250	2,268
Total Expenses	57,921	70,218
INCOME (LOSS) BEFORE INCOME TAXES	$218	$(11,962)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:
Net premiums earned in the P&C segment is primarily driven by our dwelling fire and homeowner lines of business. The following table provides premiums earned by line of business:

($ in thousands)	2021		2020
Line of Business	Premium Earned	% of NPE	Premium Earned	% of NPE	2021 Increase (Decrease) over 2020
Dwelling Fire/Allied Lines	$45,754	81.9%	$42,005	76.2%	8.9%
Homeowners	20,097	36.0%	20,392	37.0%	(1.4)%
Catastrophe Reinsurance Premium Ceded	(9,982)	(17.9)%	(7,296)	(13.2)%	36.8%
Net Premiums Earned	$55,869	100.0%	$55,101	100.0%	1.4%

Property and casualty segment net premiums earned for 2021 were $55,869,000 compared to $55,101,000 for the same period last year. The primary reason for the increase, in 2021 compared to 2020, was an 8.9% increase in gross earned premium revenue in our dwelling fire program primarily driven by our re-underwriting project and rate increases in the program over the last twelve months.

The primary source of premium revenue growth in the P&C segment was primarily the states of Alabama and Mississippi. Premium revenue in Alabama increased 15.4%, in 2021, while policy counts decreased 9.2% compared to December 31, 2020. In addition, Mississippi premium revenue increased 16.4% in 2021, while policy counts decreased 9.4%. Increased rates were implemented in Alabama and Mississippi during 2021. These rate increases coupled with the re-underwriting project lead to the year over year increase in premium revenue in both states.

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

Additional details regarding the structure of our 2021 catastrophe reinsurance program can be found in Note 10 to the Consolidated Financial Statements.

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

In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million and the primary models utilized indicate that the Company's upper limit of reinsurance is adequate to cover up to approximately a 250 year event (a single event with an estimated probability of excedance of 0.4% in a given year). It is noted, however, that hurricane models are subject to significant risks and uncertainties and are continuously evolving. Catastrophe models are only a tool to estimate the impact of catastrophe events and actual results can differ materially from model estimates.
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

The following table provides severe thunderstorm and hurricane single event model estimates for a range of return periods based on a blended view of the RMS and AIR long-term models utilizing our actual inforce P&C segment policy data as of December 31, 2021:

($ in thousands)		Gross Losses		Net Losses [1]		Net Losses as a Percent Equity [2]
Loss Return Period	Yearly Probability of Exceeding	Severe Thunderstorm	Hurricane	Severe Thunderstorm	Hurricane	Severe Thunderstorm	Hurricane
20 Years	5%	$3,496	$15,640	$2,762	$3,160	6.3%	7.2%
50 Years	2%	$5,274	$28,576	$3,160	$3,160	7.2%	7.2%
100 Years	1%	$6,870	$41,831	$3,160	$3,160	7.2%	7.2%
250 Years	0.4%	$9,443	$61,421	$3,160	$3,160	7.2%	7.2%
500 Years	0.2%	$11,878	$78,483	$3,160	$7,887	7.2%	18.0%
1 - Net losses are net of reinsurance and after a 21% Federal income tax benefit.
2 - Equity as of December 31, 2021.

In 2021, the P&C segment had catastrophe losses from one hurricane exceeding our $4 million catastrophe reinsurance retention. Furthermore, the P&C segment was impacted, in 2021, by 28 additional smaller catastrophe events that individually did not exceed our catastrophe reinsurance retention; but cumulatively generated incurred losses totaling $7,797,000. In 2020, the P&C segment had catastrophe losses from two hurricanes exceeding our $4 million catastrophe reinsurance retention. In addition, the P&C segment had catastrophe losses from two additional hurricanes and a significant spring storm event with losses attaching to our underlying catastrophe aggregate coverage. Furthermore, the P&C segment was impacted, in 2020, by 24 additional smaller catastrophe events that individually did not exceed our catastrophe reinsurance retention; but cumulatively generated incurred losses totaling $9,787,000.

The table below provides the major categories of investment income, primarily dividend and interest income, for the year ended December 31, 2021 and 2020:

($ in thousands)	Year ended December 31,
	2021	2020
Fixed maturities	$1,435	$1,495
Equity securities	30	50
Other	25	18
	1,490	1,563
Less: Investment expenses	34	33
Net investment income	$1,456	$1,530

For the year ended December 31, 2021, net investment income was $1,456,000 compared to $1,530,000 for the same period in 2020; a decrease of $74,000 or 4.8%. Lower yields on new investments in 2021 was the primary factor contributing to this marginal decrease in net investment income.

The table below provides investment gains and losses for the year ended December 31, 2021 and 2020:

($ in thousands)	Year ended December 31,
	2021	2020
Realized gains on fixed maturities	$22	$902
Realized gains on equity securities	1,238	426
Change in fair value of equity securities	(1,034)	(448)
Change in surrender value of company owned life insurance	70	343
Other-than-temporary impairments	—	(180)
Net investment gains	$296	$1,043

Net investment gains, for the year ended December 31, 2021, were $296,000 compared to net investment gains of $1,043,000 for the same period in 2020; a decrease of $747,000. The primary reason for the decrease in net investment gains, in 2021 compared to 2020, was unrealized losses in our P&C segment equity investments available for sale totaling $1,034,000 compared to unrealized losses in equity investments of $448,000, in 2020.

Other income was $518,000 for the year ended December 31, 2021, compared to $582,000 in 2020; a decrease of $64,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percent of net earned premium, other income was 0.9% in 2021 compared to 1.1% in 2020.

Policyholder claims in the property and casualty segment were $36,685,000 in 2021, compared to $49,425,000 for the same period last year; a decrease of $12,740,000 or 25.8%. Claims as a percentage of premium earned was 65.7% in 2021 compared to 89.7% in 2020. The primary reason for the decrease in claims was a $14,023,000 decrease in P&C segment weather related claims. This decrease was offset by an increase in fire claims totaling $1,648,000.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the year ended December 31, 2021 and 2020:

For the year ended December 31, 2021			For the year ended December 31, 2020
($ in thousands) Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 2113 (Jan 25-26)	$132	6	Cat 2012 (Jan 10-12)	$1,337	314
Cat 2117 (Feb 16-20)	825	223	Cat 2014 (Feb 5-8)	631	161
Cat 2120 (Mar 15-19)	372	90	Cat 2016 (Mar 2-4)	362	79
Cat 2122 (Mar 24-26)	1,142	127	Cat 2018 (Mar 27-30)	391	40
Cat 2123 (Mar 27-29)	357	66	Cat 2019 (Apr 7-9)	198	34
Cat 2125 (Apr 9-11)	278	49	Cat 2020 (Apr 10-14)	3,933	567
Cat 2128 (Apr 23-25)	758	172	Cat 2021 (Apr 18-20)	1,971	307
Cat 2129 (Apr 27-May 2)	474	70	Cat 2022 (Apr 21-24)	1,732	233
Cat 2130 (May 3-4)	612	130	Cat 2024 (Apr 27-30)	173	34
Cat 2131 (May 7-11)	192	47	Cat 2025 (May 2-3)	217	32
Cat 2133 (May 26-28)	121	20	Cat 2026 (May 4-5)	647	117
Cat 2136 (June 7-9)	235	61	Cat 2027 (May 7-8)	103	22
Cat 2137 (June 11-14)	203	41	Cat 2028 (May 13-15)	147	29
Cat 2138 (June 18-21)	446	70	Cat 2030 (May 20-24)	304	58
Cat 2140 (June 24-July 1)	163	54	Cat 2037 (June 6-9)	318	61
Cat 2141 (July 6-9)	171	30	Cat 2040 (July 10-12)	540	73
Cat 2153 (Aug 14-20)	162	42	Cat 2044 (July 30-Aug 4)	189	31
Cat 2160 (Aug 29-Sept 2)	13,987	1,061	Cat 2050 (Aug 26-28)	18,000	798
Cat 2167 (Oct 4-7)	103	30	Cat 2063 (Sept 14-16)	3,680	696
Cat 2168 (Oct 10-11)	192	24	Cat 2071 (Oct 9-12)	2,796	445
Cat 2170 (Oct 24-28)	122	18	Cat 2074 (Oct 28-29	7,416	1,240
Cat 2176 (Dec 10-12)	573	30	Cat 2075 (Oct 25-28)	269	121
Misc cats less than $100k	164	42	Misc cats less than $100k	258	54
Total Cat losses	$21,784	2,503	Total Cat losses	$45,612	5,546
Less: Reinsurance Recoveries	(9,987)		Less: Reinsurance Recoveries	(21,416)
Total Net Cat Losses	$11,797		Total Net Cat Losses	$24,196

Non-cat wind & hail	$6,242	1,500	Non-cat wind & hail	$7,866	1,731

During 2021, the P&C segment was impacted by 29 catastrophe events producing 2,503 policyholder claims totaling $11,797,000, net of reinsurance recoveries. In comparison, the P&C segment was impacted by 28 catastrophe events during 2020 producing 5,546 claims totaling $24,196,000, net of reinsurance recoveries. During 2021, the P&C segment was impacted by Hurricane Ida (Cat 2160) which totaled $4,000,000, net of reinsurance recoveries. Net of reinsurance, Hurricane Ida accounted for 33.9% of all reported catastrophe event claims through December 31, 2021 and added 7.1 percentage points to the current year P&C segment combined ratio. During 2020, the P&C segment had multiple severe weather events that contributed to elevated insured losses due to damage from strong winds, hail and tornadoes as well as insured losses from four hurricanes. Reported losses from the three largest non-hurricane catastrophe events (all occurring in April) coupled with reported losses from Hurricane Laura (Cat 2050), Hurricane Sally (Cat 2063), Hurricane Delta (Cat 2071) and Hurricane Zeta (Cat 2074) totaled $18,112,000, net of reinsurance recoveries. The three April 2020 cat events accounted for 31.6% of all reported catastrophe event claims through December 31, 2020 and added 13.7 percentage points to the current year P&C segment combined ratio. Net of reinsurance, Hurricane Laura, Hurricane Sally, Hurricane Delta and Hurricane Zeta accounted for 43.3% of all reported catastrophe event claims through December 31, 2020 and added 18.8 percentage points to the 2020 P&C segment combined ratio.

Non-catastrophe wind and hail claims reported in 2021 totaled $6,242,000 compared to non-catastrophe wind and hail claims reported in 2020 totaling $7,866,000; a decrease of $1,624,000. During 2021, the P&C segment had 1,500 non-cat wind and hail claims reported (an average of $4,200 per claim) compared to 1,731 non-cat wind and hail claims reported during 2020 (an average of $4,500 per claim). Non-cat wind and hail claims reported during 2021 accounted for 17.0% of total P&C segment incurred losses in the current year and added 11.1 percentage points to the 2021 P&C segment combined ratio. Non-cat wind and hail claims reported during 2020 accounted for 15.9% of total P&C segment incurred losses in 2020 and added 14.1 percentage points to the 2020 P&C segment combined ratio.

Reported fire losses in 2021 were up $1,648,000 or 13.5% compared to fire losses reported during 2020. The P&C segment had 406 fire losses reported in 2021 totaling $13,820,000 compared to 416 claims reported in 2020 totaling $12,172,000. The average cost per claim was $34,000 for fire losses reported in 2021 compared to $29,300 for fire losses reported in 2020. Fire losses reported during 2021 added 24.5 percentage points to the P&C segment combined ratio while fire losses reported during 2020 added 21.9 percentage points to the P&C segment combined ratio.

Amortization of deferred policy acquisition costs were comparable at $2,748,000, in 2021, compared to $2,724,000 for the same period last year; an increase of $24,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of net premium earned, policy acquisition costs were 4.9% in both 2021 and 2020.

Commission expense for 2021 was $7,759,000 (13.9% of net premium earned) compared to $7,212,000 (13.1% of net premium earned) for the same period in 2020. The primary reason for the $547,000 increase in commission expense was the 8.9% increase in gross written premium, in 2021, compared to 2020.

General and administrative expenses were $8,479,000 in 2021 compared to $8,589,000 for the same period last year. As a percent of earned premium, general and administrative expenses were 15.2% and 15.6% at December 31, 2021 and 2020, respectively. The $110,000 decrease in general and administrative expenses, in 2021 compared to 2020, was due to a reduction in actuarial fees of $196,000 as well as a reduction in association dues of $267,000 primarily attributable to a $276,000 refund. Offsetting these declines was an increase in inspection reports of $344,000 associated with our re-underwriting project.

Insurance taxes, licenses and fees were comparable at $2,250,000 for 2021, compared to $2,268,000 for the same period in 2020; a decrease of $18,000. As a percent of earned premium, insurance taxes, licenses and fees were 4.0% in 2021 and 4.1% in 2020.

For the year ended December 31, 2021, the Company had income before income taxes of $218,000 compared to a loss before income taxes of $11,962,000 for the same period last year. The $12,180,000 increase was primarily due to the $14,023,000 decrease in weather related claims, in 2021 compared to 2020.

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

The results of these ratios by significant component for the past two years were as follows:

	2021	2020
Loss and LAE Ratio (Non-Cat)	44.14%	45.31%
Loss and LAE Ratio (Cat)	20.92%	43.45%
Underwriting Expense Ratio	37.66%	37.34%
Combined Ratio	102.72%	126.10%

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

During 2021, the P&C segment experienced a decrease of 23.38 percentage points in the combined ratio compared to 2020. Catastrophe losses decreased in 2021 compared to 2020, leading to a 22.53 percentage point decrease in the P&C segment combined ratio and was the primary reason for the overall decline. Non-catastrophe losses decreased the P&C segment combined ratio 1.17 percentage points in the current year compared to the same period last year. As noted in the table above, catastrophe loss is the primary source of variability in our combined ratio and is generally the primary driver of variability in our earnings. While catastrophe events are unpredictable and often occur in cycles, management has sought to increase margins through efficiency measures and improved rate optimization. Management continues to improve rate adequacy, reduce significant exposure concentrations and implement other risk management strategies in order to further improve underwriting profitability, mitigate earnings volatility and reduce downside risk to our capital position.

Non-insurance Operations:
The non-insurance operations of the Company consist of our ultimate holding company parent, The National Security Group, Inc. (NSEC). NSEC, as a standalone entity, has no material sources of revenue and relies on dividends and management service fees from our insurance subsidiaries to pay expenses. Dividends from subsidiaries are subject to insurance department approval and are also subject to statutory restrictions. Subsidiary dividends and service fees are eliminated upon consolidation of the subsidiaries in the audited financial statements included herein. Revenues and expense (excluding intercompany dividends from subsidiaries) for non-insurance operations for the year ended December 31, 2021 and 2020 are summarized as follows:

($ in thousands)	2021	2020
REVENUE
Net investment income	$48	$60
Net realized investment gains (losses)	(17)	13
Other income	1,106	1,035
Total Revenues	1,137	1,108

EXPENSES
General and administrative expenses	1,314	892
Interest expense	549	823
Total Expenses	1,863	1,715
LOSS BEFORE INCOME TAXES	$(726)	$(607)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:
Revenue for non-insurance operations primarily consists of interest on investments and other income. Other income is composed of management service fees from subsidiaries which are eliminated upon consolidation. General and administrative expenses totaled $1,314,000 in 2021 compared to $892,000 for the same period last year. The expenses of NSG are primarily associated with the public listing of our stock, taxes and fees, and directors' fees. The most significant item impacting the decline in general expenses was a decrease in the liability for unfunded non-qualified deferred compensation plans. Total interest expense associated with short-term and long-term borrowings of NSG was $549,000 for the year ended December 31, 2021 and $823,000 for the same period in 2020. In early 2021, the Company terminated the two interest rates swaps. See Note 8 to the Consolidated Financial Statements for additional information about the interest rate swaps. A reduction in debt outstanding was also a factor in the decline in interest expense.

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

At December 31, 2021, the Company's holdings in fixed maturity securities amounted to 85% of total investments and 62.8% of total assets. The Company utilizes the ratings of various Nationally Recognized Statistical Rating Organizations when classifying fixed maturity investments by credit quality.

The following is a breakdown of the Company's fixed maturity investments by quality rating:

	% of Total Bond Portfolio
S&P or Equivalent Ratings	2021	2020
AAA/AA+	32.9%	37.2%
AA	2.8%	4.0%
AA-	3.9%	1.5%
A+	0.6%	1.9%
A	5.8%	5.7%
A-	5.9%	6.0%
BBB+	13.1%	10.3%
BBB	22.6%	19.5%
BBB-	6.8%	7.4%
Below Investment Grade	5.7%	6.5%

There were no material changes in credit quality mix in 2021 as we continue to focus on investing in high quality investment grade securities. Also, tight credit spreads throughout 2021 limited the rewards of investing in lower quality issues.

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

The amortized cost and aggregate fair values of investments in investment securities at December 31, 2021 and December 31, 2020 are as follows:

($ in thousands) December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Government corporations and agencies	$5,171	$173	$19	$5,325
Agency mortgage backed securities	18,407	333	217	18,523
Asset backed securities	4,710	63	17	4,756
Private label mortgage backed securities	2,878	17	38	2,857
Corporate bonds	51,391	2,635	418	53,608
States, municipalities and political subdivisions	9,629	131	86	9,674
Total fixed maturities	92,186	3,352	795	94,743
Equity securities	1,609	2,368	—	3,977
Total	$93,795	$5,720	$795	$98,720
Held-to-maturity securities:
Agency mortgage backed securities	$608	$42	$—	$650
Total	$608	$42	$—	$650

($ in thousands) December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Government corporations and agencies	$4,300	$323	$9	$4,614
Agency mortgage backed securities	19,773	919	63	20,629
Asset backed securities	8,233	137	27	8,343
Private label mortgage backed securities	1,418	50	55	1,413
Corporate bonds	35,930	3,771	50	39,651
States, municipalities and political subdivisions	6,587	189	27	6,749
Total fixed maturities	76,241	5,389	231	81,399
Equity securities	1,918	2,832	—	4,750
Total	$78,159	$8,221	$231	$86,149
Held-to-maturity securities:
Agency mortgage backed securities	$873	$73	$—	$946
Total	$873	$73	$—	$946

As shown in the tables above, the Company experienced a decrease in unrealized gains in fixed maturity securities in 2021 compared to 2020. The decrease is primarily driven by an increase in market interest rates.

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

At December 31, 2021, 8.1% of total investments in the fixed income portfolio were classified as below investment grade. In evaluating whether or not the equity loss positions were other-than-temporary impairments, management evaluated financial information on each company and, where available, reviewed analyst reports from independent sources.  Based on a review of the available financial information, the prospect for future earnings of each company and consideration of the Company’s intent and ability to hold the securities until market values recovered, it was determined that the securities in an accumulated loss position in the portfolio were temporary impairments. Management has evaluated each security in a significant unrealized loss position. For the year ended December 31, 2021, the Company realized no other-than-temporary impairments related to fixed maturities.

The amortized cost and aggregate fair value of debt securities at December 31, 2021, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$3,002	$3,032
Due after one year through five years	22,179	23,092
Due after five years through ten years	21,780	22,543
Due after ten years	45,225	46,076
Total	$92,186	$94,743

Held-to-maturity securities:
Due after one year through five years	$8	$8
Due after five years through ten years	3	3
Due after ten years	597	639
Total	$608	$650
As discussed earlier, the majority of our longer duration securities are investments made to match longer duration liabilities in the life segment or are investments in mortgage backed securities, primarily government agency. Due to the amortizing nature and the ability to prepay mortgage backed securities, actual maturities tend to be significantly shorter than contractual maturities.

Investment portfolio income
Investment returns with respect to the investment portfolio for the years ended December 31, 2021 and 2020 follows:

($ in thousands)	Year Ended December 31,
	2021	2020
Net investment income	$3,383	$3,633
Average current yield on investments	3.2%	3.3%
Total return on investments	1.6%	6.6%
Net gains on investments (before taxes)	$885	$1,623
Change in accumulated net unrealized gains (before income taxes)	$(2,599)	$2,000

Average current yield on investments in 2021 declined one basis point compared to 2020 due to lower yields on new investments. The total return on investments in 2021 was 1.6% compared to 6.6% in 2020. A decrease in market values of fixed maturity investments due to increases in market interest rates was the primary driver of total return on investments in 2021.

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
Virtually all invested assets of the Company are held in the insurance subsidiaries. As of December 31, 2021, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

($ in thousands) Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$3,002	$—	$3,002	3.24%
Maturity in 1-5 years	22,179	8	22,187	23.91%
Maturity in 5-10 years	21,780	3	21,783	23.47%
Maturity after 10 years	45,225	597	45,822	49.38%
	$92,186	$608	$92,794	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some fixed maturity securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $5,331,000, or 5.6%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $5,325,000, or 5.6%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset/liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At December 31, 2021, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $43,802,000, down $1,564,000, compared to $45,366,000 at December 31, 2020.  During the year ended December 31, 2021, shareholders' equity was increased by a net income of $582,000, a comprehensive loss due to changes in value of fixed maturity securities of $2,053,000 and cash dividends paid totaling $608,000. Equity was increased by a comprehensive gain of $489,000 related to change in value of interest rate swaps and common stock issued of $26,000.

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

The Company, primarily through its insurance subsidiaries, had $10,034,000 in cash and cash equivalents at December 31, 2021, compared to $19,887,000 at December 31, 2020. Cash provided by operating activities increased cash by $5,182,000 during the year ended December 31, 2021. The increase in cash from operating activities in 2021 was primarily related to an increase in gross premium revenue coupled with the collection of reinsurance recoverables related to the 2020 hurricane season. Cash used in operating activities decreased cash by $13,890,000 for the year ended December 31, 2020. The decrease in cash from operating activities was primarily related to the net loss for the period which was triggered by an increase in claims and claims related expenses in the P&C segment from spring storms during the second quarter and hurricane losses during the third and fourth quarter. Net cash used in investing activities totaled $13,887,000 for the year ended December 31, 2021, compared to cash provided by investing activities of $23,083,000 in 2020. The decrease in cash from investing activities during the year ended December 31, 2021 was related to reinvestment of cash on hand from maturities of fixed maturity securities, increased premium revenue and reinsurance recoveries. Net cash provided by investing activities in 2020 was related to maturities, some increases in prepayments on mortgage backed securities and sales of investments to maintain adequate liquidity to settle P&C segment hurricane claims. Net cash used in financing activities totaled $1,148,000 for the year ended December 31, 2021, compared to $1,115,000 for the same period last year. During the year ended December 31, 2021, the Company paid $608,000 in dividends to shareholders.

The Holding Company had $2,761,000 in cash at December 31, 2021. The Holding Company primarily relies on cash from subsidiaries to meet its obligations, including payment of dividends to shareholders along with interest and principal on outstanding debt. Without consideration of the impact of the pending acquisition by VR Insurance Holdings, the Holding Company currently has adequate liquidity on hand to meet its anticipated obligations through at least the next 18 months without additional dividend payments from subsidiaries. Cash and cash equivalents held by subsidiaries at December 31, 2021 totaled $5,594,000.

The Company had a total of $12,690,000 of long-term debt outstanding as of December 31, 2021, compared to $13,177,000 at December 31, 2020, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $182,000 and $195,000, respectively.

($ in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	Years 1 through 3	Years 4 through 5	More than 5 years
Notes payable	$1,000	$500	$500	$—	$—
Debt obligations[1]	$12,190	$—	$—	$—	$12,190
Interest on debt obligations[1]	$6,921	$503	$1,461	$958	$3,999
Property and casualty claim reserves[2]	$8,930	$7,921	$964	$45	$—
Future life insurance obligations[3]	$61,743	$4,175	$11,109	$6,428	$40,031
[1] Long-term debt, consisting of two separate issues of trust preferred securities, a line of credit and the long-term portion of an installment note is assumed to be settled at contractual maturity. Interest on long-term debt is calculated using the interest rates in effect at December 31, 2021 for each issue. Interest on long-term debt is accrued and settled quarterly on the trust preferred securities, monthly on the line of credit and annually on the installment note. Therefore, the timing and amount of interest payments may vary from the calculated value included in the table above. These calculations do not take into account any potential prepayments. For additional information regarding long-term debt and interest on long-term debt, please see Note 8, Notes Payable and Long-term Debt, in the notes to Consolidated Financial Statements.

[2] The anticipated payout of property and casualty claim reserves, which includes loss and loss adjustment expenses, are based upon historical payout patterns. Both the timing and amount of these payments may vary from the payment indicated. For additional details on payout patterns please see Note 9.

[3] Future life insurance obligations consist primarily of estimated future contingent benefit payments and surrender benefits on policies in force at December 31, 2021. These estimated payments are computed using assumptions for future mortality, morbidity and persistency. In contrast to this table, the majority of NSIC’s obligations is recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting or future deposits. Therefore, the estimated future life insurance obligations presented in this table significantly exceed the liabilities recorded in the Company’s consolidated balance sheet. Due to the significance of the assumptions used, the actual amount and timing of such payments may differ significantly from the estimated amounts. Management believes that current assets, future premiums and investment income will be sufficient to fund all future life insurance obligations.

Contractual obligations reflected in the table above include the issuance of $9,129,000 in subordinated debentures completed on December 15, 2005. The subordinated debentures mature December 15, 2035. It is anticipated that principal payments will not be made before maturity. Also included in long-term debt is the issuance of $3,035,000 in subordinated debentures on June 21, 2007. This issue matures June 15, 2037 and may be prepaid at any time. Also reflected in the table above is a $1,000,000 unsecured loan renewed in December 2019. The unsecured loan matures in November 2023.
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

Dividends paid to the holding company from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2022 is statutorily limited to $1,097,000 in the life insurance subsidiary and $3,541,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to the holding company. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to the holding company substantially below the above referenced regulatory maximums. The Company did not receive any dividends from its subsidiaries during the year ended December 31, 2021. Due to a decline in combined statutory surplus in our subsidiaries during 2020, the result of increased in catastrophe losses in the P&C segment, we do not expect to pay any dividends from the insurance subsidiaries during 2022 as our primary focus will be on organic growth of statutory surplus.
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

The ratios of Total Adjusted Capital to Authorized Control Level RBC for The National Security Group's life/health and property/casualty insurance subsidiaries are all in excess of 4 to 1 at December 31, 2021.

National Security Insurance Company (life insurer) has regulatory adjusted capital of $12,034,000 and $10,784,000 at December 31, 2021 and 2020, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 9.0 and 8.9 at December 31, 2021 and 2020, respectively. Accordingly, National Security Insurance Company exceeds the minimum RBC requirements.

National Security Fire & Casualty Company (property/casualty insurer) has regulatory adjusted capital of $35,405,000 and $36,505,000 at December 31, 2021 and 2020, respectively, and a ratio of regulatory total adjusted capital to authorized control level RBC of 4.7 and 4.8 at December 31, 2021 and 2020, respectively. Accordingly, National Security Fire & Casualty Company exceeds the minimum RBC requirements.

Omega One Insurance Company (property/casualty insurer), which began writing business in late 1995, has regulatory adjusted capital of $6,946,000 and $7,083,000 at December 31, 2021 and 2020, and a ratio of regulatory total adjusted capital to authorized control level RBC of 12.8 and 12.7 at December 31, 2021 and 2020, respectively. Accordingly, Omega One Insurance Company exceeds the minimum RBC requirements.

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

During 2021, the property and casualty segment maintained a catastrophe reinsurance contract, which covered losses exceeding a retention related to a single catastrophic event. In the event a catastrophe exceeded the $4 million company retention stated in the contract, reinsurers would reimburse the company 100% of gross losses up to the upper limits of the reinsurance agreement, which was $72.5 million in 2021 and 2020. Any losses above the $72.5 million upper limit are the responsibility of our Company. The contract in place during 2021 also allowed one reinstatement for coverage under the contract for a second catastrophic event with the same upper $72.5 million upper limit but with a reduced retention of $2 million due to placement of an aggregate Layer of coverage of $2 million in excess of a $2 million event minimum subject to a $2 million aggregate annual deductible.

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

At December 31, 2021, the estimated reinsurance recoverable recorded was $2,489,000 compared to $6,874,000 for the same period last year. The Company does not anticipate any issues with collection of the recorded amount. In 2021, catastrophe reinsurance premiums ceded totaled $8,185,000 compared to $6,274,000 ceded in 2020. Catastrophe reinsurance premiums are based on a premium calculation applying the agreed upon rate to the total insured value of the covered lines of business. In addition to catastrophe reinsurance, the Company placed reinstatement premium protection (RPP) reinsurance during 2021 and 2020 totaling $1,797,000 and $1,022,000, respectively.

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

At December 31, 2021 and 2020, the Company recorded $7,332,000 and $7,408,000, respectively, as an asset for DAC in the Consolidated Financial Statements. We do not foresee any issues related to recoverability of these capitalized costs. For more information regarding deferred policy acquisition costs, see Note 1 to our Consolidated Financial Statements.

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

At December 31, 2021, there is no evidence to suggest to management that any deferred tax asset is unrealizable. For more information regarding deferred income taxes, see Note 7 to our Consolidated Financial Statements.

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

At December 31, 2021 and 2020, the recorded liability for loss and loss adjustment expense was $8,930,000 and $10,177,000, respectively, a $1,247,000 decrease. The decrease in claim and claim adjustment expense reserves is primarily due to significantly fewer third and fourth quarter catastrophe events in 2021 compared to the unprecedented 2020 hurricane season. We believe the estimate of unpaid losses and loss adjustment expenses to be sufficient based on currently available information and a review of our historical reserving practices. For more information regarding loss and loss adjustment expense, see Note 9 to our Consolidated Financial Statements.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $3,977,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its December 31, 2021 value, the fair value of the Company's common stock investments would decrease by approximately $398,000.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of The National Security Group, Inc.
Elba, Alabama

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The National Security Group, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and financial statement schedules I, II, III, IV, and V (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

The principal considerations for our determination that the policy and claims reserves is a critical audit matter is due to the significant judgment used by management in determining the reserves. The significant judgment was primarily due to the sensitivity of management’s estimates to the actuarial methods selected and assumptions used in the loss development factors and ultimate claim costs.

How We Addressed the Matter in Our Audit
Our audit procedures related to the estimates and actuarial assumptions used by management and the Company’s external actuaries included the following procedures, among others:

•We obtained an understanding of the reserve estimation process through inquiry of management,
•We performed walkthroughs of the processing of the information from inception to recording in the consolidated financial statements and related disclosures in the notes to the consolidated financial statements,
•We obtained the actuarial reports from management and engaged independent actuaries for review of the life policies and the property and casualty claims. The independent actuaries reviewed the methodology, consistency, validity of the assumptions used and accepted actuarial methods,
•We agreed the information from the actuary reports to the Loss Triangle data for the property and casualty policies and to the in-force file for the life insurance policies,
•We reviewed the reconciliations from the source data to the general ledger as performed by management,
•We performed various analytics on the data as well as the rollforward of balances from the balance sheet reporting dates,
•We used a specialist to assist us in evaluating the appropriateness of the reserve balances recorded by management, and
•Finally, with the assistance of the specialist, we evaluated the incorporation of the applicable assumptions into the model and tested the model's computational accuracy.

/s/ Warren Averett, LLC
PCAOB ID # 2226
We have served as the Company’s auditor since 2009.
Birmingham, Alabama
March 23, 2022

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

($ in thousands)	December 31, 2021	December 31, 2020
ASSETS
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2021 - $650; 2020 - $946)	$608	$873
Fixed maturities available-for-sale, at estimated fair value (cost: 2021 - $92,186; 2020 - $76,241)	94,743	81,399
Equity securities, at estimated fair value (cost: 2021 - $1,609; 2020 - $1,918)	3,977	4,750
Trading securities	191	169
Receivable for securities sold	1,032	3
Mortgage loans on real estate, at cost	142	145
Investment real estate, at book value	2,671	2,934
Policy loans	1,767	1,846
Company owned life insurance	5,069	4,998
Other invested assets	1,619	2,033
Total Investments	111,819	99,150
Cash and cash equivalents	10,034	19,887
Accrued investment income	698	575
Policy receivables and agents' balances, net	14,379	12,345
Reinsurance recoverable	2,489	6,874
Deferred policy acquisition costs	7,332	7,408
Property and equipment, net	1,536	1,572
Income tax recoverable	280	1,311
Deferred income tax asset, net	2,403	706
Other assets	713	712
Total Assets	$151,683	$150,540
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$8,930	$10,177
Accident and health benefit and loss reserves	4,349	4,144
Life and annuity benefit and loss reserves	34,966	34,731
Unearned premiums	34,107	31,166
Policy and contract claims	1,210	1,309
Other policyholder funds	1,302	1,342
Short-term notes payable and current portion of long-term debt	500	500
Long-term debt	12,690	13,177
Other liabilities	9,827	8,628
Total Liabilities	107,881	105,174
Contingencies
Shareholders' equity
Common stock	2,535	2,533
Additional paid-in capital	5,650	5,626
Accumulated other comprehensive income	2,021	3,585
Retained earnings	33,639	33,665
Treasury stock, at cost	(43)	(43)
Total Shareholders' Equity	43,802	45,366
Total Liabilities and Shareholders' Equity	$151,683	$150,540
The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share)	Year ended December 31,
	2021	2020
REVENUES
Net premiums earned	$61,423	$60,810
Net investment income	3,383	3,633
Investment gains	885	1,623
Other income	519	583
Total Revenues	66,210	66,649
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	41,272	53,930
Amortization of deferred policy acquisition costs	3,490	3,548
Commissions	8,069	7,543
General and administrative expenses	9,661	9,298
Taxes, licenses and fees	2,442	2,484
Interest expense	592	864
Total Benefits, Losses and Expenses	65,526	77,667

Income (Loss) Before Income Taxes	684	(11,018)

INCOME TAX EXPENSE (BENEFIT)
Current	1,383	(1,293)
Deferred	(1,281)	(1,106)
	102	(2,399)

Net Income (Loss)	$582	$(8,619)

INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$0.23	$(3.41)

DIVIDENDS DECLARED PER SHARE	$0.24	$0.24

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands)	Year ended December 31,
	2021	2020

Net income (loss)	$582	$(8,619)

Other comprehensive income (loss), net of tax
Changes in:
Unrealized gains (losses) on securities, net of reclassification adjustment of $88 and $1,263 for 2021 and 2020, respectively	(2,053)	1,580
Unrealized gain (loss) on interest rate swap	489	(438)

Other comprehensive income (loss), net of tax	(1,564)	1,142

Comprehensive loss	$(982)	$(7,477)

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2019	$53,461	$42,891	$2,443	$2,532	$5,602	$(7)

Common stock reacquired	(36)	—	—	—	—	(36)

Comprehensive loss:

Net loss for December 31, 2020	(8,619)	(8,619)	—	—	—	—

Other comprehensive income (net of tax)	1,142	—	1,142	—	—	—

Common stock issued	25	—	—	1	24	—

Cash dividends	(607)	(607)	—	—	—	—

Balance at December 31, 2020	$45,366	$33,665	$3,585	$2,533	$5,626	$(43)

Comprehensive loss:

Net income for December 31, 2021	582	582	—	—	—	—

Other comprehensive loss (net of tax)	(1,564)	—	(1,564)	—	—	—

Common stock issued	26	—	—	2	24	—

Cash dividends	(608)	(608)	—	—	—	—

Balance at December 31, 2021	$43,802	$33,639	$2,021	$2,535	$5,650	$(43)

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)	Year ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$582	$(8,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	289	261
Net gains on investments	(885)	(1,623)
Deferred income taxes	(1,281)	(1,106)
Amortization of deferred policy acquisition costs	3,490	3,548
Changes in assets and liabilities:
Change in receivable for securities sold	(1,029)	53
Change in accrued investment income	(123)	131
Change in reinsurance recoverable	4,385	(6,598)
Policy acquisition costs deferred	(3,414)	(3,290)
Change in accrued income taxes	1,031	(1,537)
Change in net policy liabilities and claims	(6)	4,082
Change in other assets/liabilities, net	2,135	838
Other, net	8	(30)
Net cash provided by (used in) operating activities	5,182	(13,890)
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(36,595)	(19,526)
Trading securities and short-term investments	(19)	(6)
Property and equipment	(62)	(51)
Proceeds from sale or maturities of:
Held-to-maturity securities	272	451
Available-for-sale securities	22,244	42,161
Real estate held for investment	183	3
Property and equipment	7	—
Other invested assets, net	83	51
Net cash provided by (used in) investing activities	(13,887)	23,083
Cash Flows from Financing Activities
Change in other policyholder funds	(40)	(8)
Change in short-term notes payable	(500)	(500)
Dividends paid	(608)	(607)
Net cash used in financing activities	(1,148)	(1,115)
Net change in cash and cash equivalents	(9,853)	8,078
Cash and cash equivalents, beginning of period	19,887	11,809
Cash and cash equivalents, end of period	$10,034	$19,887

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of The National Security Group, Inc. (the Company) and its wholly-owned subsidiaries:  National Security Insurance Company (NSIC), National Security Fire and Casualty Company (NSFC) and NATSCO, Inc. (NATSCO).  NSFC includes a wholly-owned subsidiary, Omega One Insurance Company (Omega).  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements. The financial information presented herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes information and disclosures not presented herein.

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

Concentration of Risk
The Company's property and casualty subsidiaries, composing 92.3% of consolidated direct written premium, produced business during 2021 in eight states. However, 51% of property and casualty segment direct written premium is generated in the states of Alabama, Mississippi and Louisiana, subjecting the Company to significant geographic concentration. Consequently, adverse weather conditions or changes in the legal, regulatory or economic environment could adversely impact the Company. The Company is currently in the process of exiting Louisiana to mitigate Gulf Coast hurricane exposure concentration.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's life, accident and health insurance subsidiary, composing approximately 7.7% of consolidated direct written premium, is licensed in seven states. However, over 77% of life segment direct premium is generated in the states of Alabama and Georgia. Consequently, changes in the legal, regulatory or economic environment in these states could adversely impact the Company.

For the year ended December 31, 2021, there was not an agency that individually produced greater than 5% of the Company's direct written premium.

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

Changes in fair value of fixed maturity securities available-for-sale are reported as net unrealized gains or losses as a component of other comprehensive income (loss).

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

If the Company intends to sell the security or if it is more-likely-than-not the Company will be required to sell the security before recovery, an OTTI is recognized as a realized loss in the consolidated statement of operations equal to the difference between the security's amortized cost and its fair value. If the Company does not intend to sell the security or it is not more-likely-than-not that the Company will be required to sell the security before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized as an investment loss in the consolidated statement of operations, and the amount related to all other factors, which is recognized in other comprehensive income (loss).

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company owns life insurance (COLI) contracts on certain management and supervisory employees each having a face amount of approximately $2,000,000 (including cash surrender value at the time of payment). The Company's original investment in currently inforce company owned life insurance is $4,082,000. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. The Company is the owner and principal beneficiary of these policies. The life insurance contracts are carried at their current cash surrender value. Cash surrender value at December 31, 2021 and December 31, 2020 was $5,069,000 and $4,998,000, respectively. Changes in cash surrender values are included in the consolidated statement of operations. The change in surrender value included in the consolidated statement of operations for the years ended December 31, 2021 and 2020 was an increase of $71,000 and an increase of $343,000, respectively. Proceeds from the COLI contracts are recorded when the benefits become payable under the terms of the policy and proceeds in excess of cash surrender value are recognized as a gain on company owned life insurance.

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

Cash and Cash Equivalents
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

Leases
The Company leases automobiles and some office equipment. The Company accounts for leases existing prior to January 1, 2019 under their original classification and omits any new costs classified as initial direct costs. The Company classified all leases as operating leases and accounts for separate lease and nonlease components as a single lease component. Leases are not considered material and the Company recognizes a right of use (ROU) asset which is included in other assets and a corresponding lease liability in other liabilities. The ROU asset recognized by the Company at December 31, 2021 was $251,000 and the corresponding lease liability was $258,000. The ROU asset recognized by the Company at December 31, 2020 was $242,000 and the corresponding lease liability was $251,000.

Statement of Cash Flows
For purposes of reporting cash flows, cash and cash equivalents includes cash-on-hand, demand deposits with banks and overnight investments consisting primarily of repurchase agreements.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Policy Liabilities
The liability for future life insurance policy benefits is computed using a net level premium method including the following assumptions:

Years of Issue	Interest Rate
1947 - 1968	4%
1969 - 1978	6% graded to 5%
1979 - 2003	7% graded to 6%
2004 - 2012	5.25%
2013 - 2014	4.25%
2015 - 2021	4%

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,531,764 at December 31, 2021 and 2,530,651 at December 31, 2020. The Company did not have any dilutive securities as of December 31, 2021 and 2020.

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

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of the Company's assets and liabilities and capital or operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period the new rate is enacted. Changes in deferred tax assets and liabilities are included as a component of income tax expense, with the exception of changes impacting other comprehensive income (loss). Changes in deferred tax assets and liabilities associated with components of other comprehensive income (loss) are charged or credited to other comprehensive income (loss).

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

Reclassifications
Certain 2020 amounts have been reclassified from the prior year consolidated financial statements to conform to the 2021 presentation.

Advertising
The Company expenses advertising costs as incurred.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At December 31, 2021, the net amount exceeding FDIC insured limits was $6,716,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At December 31, 2021, the single largest balance due from one agent totaled $52,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At December 31, 2021 and December 31, 2020, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At December 31, 2021, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds passive interests in limited partnerships that are considered to be Variable Interest Entities (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entities and is not required to consolidate under ASC 810. The entities are private placement investment funds formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnerships. The carrying value of the investments totals $555,000 at December 31, 2021 ($460,000 at December 31, 2020) and is included as a component of Other Invested Assets in the accompanying consolidated balance sheets.

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

Statutory net income (loss) and capital and surplus, excluding intercompany transactions, are summarized as follows:

($ in thousands)	2021	2020
NSIC - including realized capital gains of $36 and $447, respectively	$677	$918
NSFC - including realized capital gains of $10 and $957, respectively	$(971)	$(8,823)
Omega - including realized capital gains of $1,249 and $190, respectively	$884	$(954)
Statutory risk-based adjusted capital:
NSIC - including AVR of $1,063 and $1,014, respectively	$12,034	$10,784
NSFC - including investment in Omega of $6,949 and $7,085, respectively	$35,405	$36,505
Omega	$6,946	$7,083

The above amounts exclude allocation of direct expenses of the Company. NSIC, NSFC and Omega are in compliance with statutory restrictions with regard to minimum amounts of surplus and capital.

NOTE 4 – INVESTMENTS

Our investment in available-for-sale securities, which are reported at fair value, includes fixed maturity securities and equity securities. Net unrealized gains or losses on fixed maturities are reported after-tax as a component of other comprehensive income (loss). Changes in fair value of equity securities are reported in investment gains/losses as a component of net income.

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2021 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$5,171	$173	$19	$5,325
Agency mortgage backed securities	18,407	333	217	18,523
Asset backed securities	4,710	63	17	4,756
Private label mortgage backed securities	2,878	17	38	2,857
Corporate bonds	51,391	2,635	418	53,608
States, municipalities and political subdivisions	9,629	131	86	9,674
Total Fixed Maturities	92,186	3,352	795	94,743
Equity securities	1,609	2,368	—	3,977
Total	$93,795	$5,720	$795	$98,720

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2021 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$608	$42	$—	$650
Total	$608	$42	$—	$650

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2020 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$4,300	$323	$9	$4,614
Agency mortgage backed securities	19,773	919	63	20,629
Asset backed securities	8,233	137	27	8,343
Private label mortgage backed securities	1,418	50	55	1,413
Corporate bonds	35,930	3,771	50	39,651
States, municipalities and political subdivisions	6,587	189	27	6,749
Total Fixed Maturities	76,241	5,389	231	81,399
Equity securities	1,918	2,832	—	4,750
Total	$78,159	$8,221	$231	$86,149

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2020 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$873	$73	$—	$946
Total	$873	$73	$—	$946

The amortized cost and aggregate fair value of debt securities at December 31, 2021, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$3,002	$3,032
Due after one year through five years	22,179	23,092
Due after five years through ten years	21,780	22,543
Due after ten years	45,225	46,076
Total	$92,186	$94,743

Held-to-maturity securities:
Due after one year through five years	$8	$8
Due after five years through ten years	3	3
Due after ten years	597	639
Total	$608	$650

A summary of securities available-for-sale with unrealized losses as of December 31, 2021, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

($ in thousands)	Less than 12 months		12 months or longer		Total
December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
U.S. Government corporations and agencies	$1,814	$19	$—	$—	$1,814	$19	2
Agency mortgage backed securities	10,129	217	—	—	10,129	217	19
Asset backed securities	1,501	17	—	—	1,501	17	3
Private label mortgage backed securities	1,963	38	—	—	1,963	38	2
Corporate bonds	11,121	418	—	—	11,121	418	18
States, municipalities and political subdivisions	3,629	77	798	9	4,427	86	7
	$30,157	$786	$798	$9	$30,955	$795	51

There were no securities held-to-maturity with unrealized losses as of December 31, 2021.

A summary of securities available-for-sale with unrealized losses as of December 31, 2020, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company conducts periodic reviews to identify and evaluate securities in an unrealized loss position in order to identify other-than-temporary impairments. For securities in an unrealized loss position, the Company assesses whether the Company has the intent to sell the security or more-likely-than-not will be required to sell the security before the anticipated recovery.  If either of these conditions is met, the Company is required to recognize an other-than-temporary impairment with the entire unrealized loss reported in earnings.  For securities in an unrealized loss position that do not meet these conditions, the Company assesses whether the impairment of a security is other-than-temporary.  If the impairment is determined to be other-than-temporary, the Company is required to separate the other-than-temporary impairments into two components:  the amount representing the credit loss and the amount related to all other factors.  The credit loss is the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.  The credit loss component of other-than-temporary impairments is reported in earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income (loss), net of taxes.

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

For the year ended December 31, 2021, the Company realized no other-than-temporary impairments. For the year ended December 31, 2020, the Company realized $180,000 other-than-temporary impairments. At December 31, 2021, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $105,000, $44,000 and $39,000. After evaluation by management, it was determined that each of these losses were driven by changes in market interest rates. Management currently has the intent and ability to hold these investments until recovery so no other-than-temporary impairments were recognized. At December 31, 2020, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $55,000, $37,000 and $27,000.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major categories of investment income are summarized as follows:

($ in thousands)	Year ended December 31,
	2021	2020
Fixed maturities	$3,222	$3,482
Equity securities	114	128
Mortgage loans on real estate	7	7
Investment real estate	—	1
Policy loans	137	143
Other	47	15
	3,527	3,776
Less: Investment expenses	144	143
Net investment income	$3,383	$3,633

Major categories of investment gains (losses) are summarized as follows:

($ in thousands)	Year ended December 31,
	2021	2020
Realized gains on fixed maturities	$111	$1,361
Realized gains on equity securities	1,237	426
Gains on trading securities	3	13
Change in fair value of equity securities	(464)	(344)
Change in surrender value of company owned life insurance	71	343
Other gains (losses) principally real estate	(73)	4
Other-than-temporary impairments	—	(180)
Net investment gains	$885	$1,623

An analysis of the net change in unrealized gains (losses) on available-for-sale securities follows:

($ in thousands)	December 31, 2021	December 31, 2020
Fixed maturities	$(2,599)	$2,000
Deferred income tax	546	(420)
Change in net unrealized gains (losses) on available-for-sale securities	$(2,053)	$1,580

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets measured at fair value on a recurring basis as of December 31, 2021 are summarized in the following table by the type of inputs applicable to the fair value measurements:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$5,325	$5,325	$—	$—
Agency mortgage backed securities	18,523	11,916	6,607	—
Asset backed securities	4,756	2,730	2,026	—
Corporate bonds	53,608	—	53,608	—
Private label asset backed securities	2,857	—	2,857	—
States, municipalities and political subdivisions	9,674	—	9,674	—
Trading securities	191	191	—	—
Equity securities	3,977	2,363	—	1,614
Total Financial Assets	$98,911	$22,525	$74,772	$1,614

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, Level 3 fair value measurements of assets include $1,614,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

As of December 31, 2021, there were no liabilities with Level 3 fair value measurements. In 2020, liabilities with Level 3 fair value measurements included various interest rate swap agreements whose value was based on analysis provided by a third party that utilizes financial modeling tools and assumptions on interest and other factors. The Company does not develop the unobservable inputs used in measuring fair value. Additional information regarding the interest rate swap agreements is provided in Note 8.

The table below presents a reconciliation for all assets and for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2021:

($ in thousands) For the year ended December 31, 2021	Equity Securities	Interest Rate Swap
Beginning balance	$1,502	$(619)
Total gains or losses (realized and unrealized):
Included in earnings	112	—
Included in other comprehensive income	—	619
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,614	$—
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2021:	$112	$—

For the year ended December 31, 2021, there were no assets or liabilities measured at fair values on a nonrecurring basis.

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

For the year ended December 31, 2020, there were no assets or liabilities measured at fair value on a nonrecurring basis.

The Company is exposed to certain risks in the normal course of its business operations.  The primary risk that is managed through the use of derivatives is interest rate risk on floating rate borrowings.  This risk is managed through the use of interest rate swap agreements which are designated as cash flow hedges.  For cash flow hedges, the effective portion of the gain or loss on the interest rate swap is included as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is recognized in earnings.  The Company does not hold or issue derivatives that are not designated as hedging instruments.  See Note 8 for additional information about the interest rate swap agreements.

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

Other policyholder funds — the carrying amount is a reasonable estimate of fair value.

Debt — the carrying amount is a reasonable estimate of fair value.

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2021 and December 31, 2020 are as follows:

($ in thousands)	December 31, 2021		December 31, 2020
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$608	$650	$873	$946
Mortgage loans	142	142	145	145
Policy loans	1,767	1,767	1,846	1,846
Company owned life insurance	5,069	5,069	4,998	4,998
Other invested assets	1,619	1,619	2,033	2,033
Liabilities and related instruments
Other policyholder funds	1,302	1,302	1,342	1,342
Short-term notes payable and current portion of long-term debt	500	500	500	500
Long-term debt	12,690	12,690	13,177	13,177

NOTE 6 – PROPERTY AND EQUIPMENT
Major categories of property and equipment are summarized as follows:

($ in thousands)	December 31, 2021	December 31, 2020
Building and improvements	$3,504	$3,491
Electronic data processing equipment	1,511	1,498
Furniture and fixtures	475	483
	5,490	5,472
Less accumulated depreciation	3,954	3,900
Property and equipment, net	$1,536	$1,572

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the year ended December 31, 2021 was $96,000 ($109,000 for the year ended December 31, 2020).

NOTE 7 – INCOME TAXES
The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2015. Tax returns have been filed through the year 2020.
Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. The Company recognized net deferred tax asset positions of $2,403,000 at December 31, 2021 and $706,000 at December 31, 2020.

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

($ in thousands)	As of December 31, 2021	As of December 31, 2020
General expenses	$1,548	$1,448
Unearned premiums	1,436	1,313
Claims liabilities	751	698
NOL carryforward	1,459	632
Impairment on real estate owned	147	147
Unrealized loss on interest rate swaps	—	130
Deferred tax assets	5,341	4,368

Unrealized gains on trading securities	—	(3)
Depreciation	(99)	(95)
Deferred policy acquisition costs	(1,540)	(1,555)
Pre-1984 policyholder surplus account	(265)	(331)
Unrealized gains on securities available-for-sale	(537)	(1,083)
Unrealized gains on equity securities	(497)	(595)
Deferred tax liabilities	(2,938)	(3,662)
Net deferred tax asset	$2,403	$706

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The appropriate income tax effects of changes in temporary differences are as follows:

($ in thousands)	Year ended December 31,
	2021	2020
Deferred policy acquisition costs	$(15)	$(55)
Other-than-temporary impairments	—	(28)
Trading securities	(3)	2
Unearned premiums	(123)	(25)
General expenses	(100)	(179)
Depreciation	4	2
Claims liabilities	(53)	(53)
Impact of repeal of special provision on pre-1984 policyholder surplus	(66)	(66)
NOL carryforward	(827)	(632)
Unrealized losses on equity securities	(98)	(72)
Deferred income tax benefit	$(1,281)	$(1,106)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Year ended December 31,
	2021	2020
Federal income tax rate applied to pre-tax income (loss)	21.0%	21.0%
Dividends received deduction and tax-exempt interest	(1.0)%	0.1%
Company owned life insurance	(2.2)%	0.7%
Rate differential - NOL carryback	(8.1)%	—%
Other, net	5.2%	—%
Effective federal income tax rate	14.9%	21.8%
At December 31, 2021, the Company has approximately $6,950,000 of net operating loss carryforwards available ($1,459,000 tax benefit) to be applied to future periods. These carryforwards expire in 2040.

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of December 31, 2021 and December 31, 2020:

($ in thousands)	December 31,	December 31,
	2021	2020
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor. Unsecured.	$500	$500
	$500	$500

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted of the following as of December 31, 2021 and December 31, 2020:

($ in thousands)	December 31,	December 31,
	2021	2020

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor; maturity November 2023. Annual installment payments beginning November 2020. Unsecured.	$500	$1,000

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $131,000 in debt issuance cost ($140,000 in 2020); maturity December 15, 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,148	9,139

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $51,000 in debt issuance cost ($55,000 in 2020); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,042	3,038
	$12,690	$13,177

Annual maturities of all outstanding debt for the next five years and beyond are as follows:

($ in thousands)
2022	2023	2024	2025	2026	Thereafter
$500	$500	$—	$—	$—	$12,190
On February 26, 2020, the Company entered into a forward swap effective March 16, 2020, with a notional amount of $3,000,000 and designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate (LIBOR) associated with the subordinated debentures issued June 21, 2007. Quarterly, commencing June 15, 2020, under the terms of the forward swap, the Company paid interest at a fixed rate of 4.93%. This swap was terminated on March 22, 2021. On February 26, 2020, the Company entered into a forward swap with a notional amount of $9,000,000 effective March 16, 2020, which hedges against changes in cash flows following the termination of the fixed rate period. Quarterly, commencing June 15, 2020 under the terms of the forward swap, the Company pays interest at a fixed rate of 5.28%. This swap was terminated on March 22, 2021. At December 31, 2020, the swaps had fair values of $155,000 (liability) and $464,000 (liability), respectively, for a total liability of $619,000. The December 31, 2020 swap liability is reported as a component of other liabilities on the consolidated balance sheets.  A net valuation gain of $489,000 (net of tax) is included in accumulated other comprehensive income related to the swap agreements at December 31, 2021.  A net valuation loss of $438,000 (net of tax) was included in accumulated other comprehensive income related to the swap at December 31, 2020.

The Company’s interest rate swaps included provisions requiring the Company to post collateral when the derivative is in a net liability position.  At December 31, 2020, the Company had securities on deposit with fair market values of $957,000 (all of which was posted as collateral). Due to swap termination in 2021, there was no collateral on deposit related to the swaps at December 31, 2021.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense:

($ in thousands)	Year ended December 31,
	2021	2020
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$10,177	$7,199
Less reinsurance recoverable on unpaid losses	3,321	249
Net balances at beginning of year	6,856	6,950
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	37,207	50,112
Estimated claims and claim adjustment expenses for claims arising in prior years	(522)	(687)
Total increases	36,685	49,425
Claims and claim adjustment expense payments for claims arising in:
Current year	32,579	44,816
Prior years	4,171	4,703
Total payments	36,750	49,519
Net balance at end of period	6,791	6,856
Plus reinsurance recoverable on unpaid losses	2,139	3,321
Claims and claim adjustment expense reserves at end of period	$8,930	$10,177

Claims and claim adjustment expense reserves before reinsurance recoverables at December 31, 2021 were down significantly compared to prior year primarily due to fewer outstanding hurricane losses at the balance sheet date compared to prior year. The estimate for claims arising in prior years was reduced $522,000 in 2021 (reduced $687,000 in 2020) due to favorable loss development during the year on claims arising in prior years.
The Company has a geographic exposure to catastrophe losses in certain areas of the country, particularly the north-central Gulf of Mexico and the Georgia and South Carolina coast. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires, and the incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophe losses are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. At December 31, 2021, the Company's estimate of unpaid losses and adjustment expenses for claims incurred in prior years related to catastrophes that exceeded our retention totaled $117,000 before reinsurance ($0 in 2020).

The claim development table that follows presents incurred and cumulative paid claims and adjustment expense by accident year. Information presented is undiscounted and net of reinsurance.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Homeowners, Dwelling Fire and Other Liability

	For the Years Ended December 31,
	2012[1]	2013[1]	2014[1]	2015[1]	2016[1]	2017[1]	2018[1]	2019	2020	2021
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	($ in thousands)
Years											IBNR Reserves Dec. 31, 2021	Cumulative Number of Reported Claims
2012	$29,959	$30,190	$30,402	$30,091	$29,948	$29,885	$29,827	$29,834	$29,830	$29,831	$—	5,206
2013	—	27,436	27,147	27,076	27,023	27,191	27,236	27,022	27,015	27,013	3	5,217
2014	—	—	25,929	26,422	26,290	26,225	26,130	26,096	26,086	26,086	—	4,759
2015	—	—	—	31,484	30,861	30,360	30,890	30,960	31,033	30,822	193	5,868
2016	—	—	—	—	36,287	35,343	35,399	35,144	35,151	35,137	—	5,207
2017	—	—	—	—	—	40,210	38,958	38,642	38,675	38,685	4	5,341
2018	—	—	—	—	—	—	37,079	36,195	36,229	36,668	349	4,813
2019	—	—	—	—	—	—	—	35,929	35,199	35,231	135	4,852
2020	—	—	—	—	—	—	—	—	50,722	49,911	495	6,366
2021	—	—	—	—	—	—	—	—	—	37,814	2,595	4,947
									Total	$347,198
1Required supplementary information (unaudited)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	($ in thousands)
Years	2012[1]	2013[1]	2014[1]	2015[1]	2016[1]	2017[1]	2018[1]	2019	2020	2021
2012	$26,162	$29,135	$29,614	$29,765	$29,834	$29,835	$29,823	$29,824	$29,825	$29,825
2013	—	24,157	26,114	26,487	26,661	26,788	26,976	27,011	27,006	27,006
2014	—	—	22,844	25,461	25,800	26,033	26,095	26,094	26,086	26,086
2015	—	—	—	25,923	30,066	30,190	30,296	30,366	30,492	30,519
2016	—	—	—	—	31,893	34,722	35,030	35,139	35,131	35,132
2017	—	—	—	—	—	35,209	38,245	38,499	38,659	38,674
2018	—	—	—	—	—	—	32,456	35,543	35,924	36,121
2019	—	—	—	—	—	—	—	30,796	34,593	34,905
2020	—	—	—	—	—	—	—	—	45,423	49,024
2021	—	—	—	—	—	—	—	—	—	33,185
									Total	$340,477
		All outstanding liabilities before 2011, net of reinsurance								70
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$6,791
1Required supplementary information (unaudited)

The cumulative number of reported claims presented above is reported on a per claimant basis.

	Average Annual Percentage Payout of Incurred Claims by Age (in Years), Net of Reinsurance
	(Required Supplementary Information - Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
	88.5%	9.3%	1.0%	0.5%	0.3%	0.2%	—%	0.2%	—%	—%

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management periodically estimates the liability for claims that have been reported but not paid and for claims incurred but not reported (IBNR). Management utilizes expected losses along with historical data analysis of paid and incurred loss development patterns over the past ten years to aide in establishing the claims liability. Management also separately evaluates any recent large events in establishing claim reserves. The Company also engages a consulting actuary to review managements' estimates of claim liabilities each year. There has been no material change in reserving methodology in 2021 compared to prior years.

As shown in the table above depicting average annual payout of incurred claims, 88.5% of claims are settled within twelve months of the date of loss and cumulatively, 97.8% of claims are settled within two years of the date of loss. While reserves for reported but unpaid and incurred but not reported claims can ultimately prove to be excessive or deficient, the short duration of the Company's claim liabilities serves to lessen the uncertainty compared to longer tail lines of insurance. The Company has no material exposure to difficult to estimate long tail liabilities such as toxic waste cleanup, asbestos related illness or other environmental remediation exposures.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
($ in thousands)	December 31, 2021	December 31, 2020
Net outstanding liabilities
Homeowners' insurance	$2,399	$2,359
Dwelling fire insurance	2,483	2,877
Other Liability insurance	1,908	1,618
Other short-duration insurance lines	1	2
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	6,791	6,856

Reinsurance recoverable on unpaid claims
Homeowners' insurance	2,064	2,620
Dwelling fire insurance	75	700
Other Liability insurance	—	—
Other short-duration insurance lines	—	1
Total reinsurance recoverable on unpaid claims	2,139	3,321

Insurance lines other than short-duration	—	—
Unallocated claims adjustment expenses	—	—
Other	—	—
	—	—

Total gross liability for unpaid claims and claim adjustment expense	$8,930	$10,177

Accident and Health Claim Reserves
The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $390,000 at December 31, 2021 ($426,000 at December 31, 2020). These claims are a component of policy and contract claims which totaled $1,210,000 at December 31, 2021 ($1,309,000 at December 31, 2020).

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative incurred and paid claims over the last three years, along with annual percentage payouts related to accident and health claims, is as follows:

	For the Years Ended December 31,
	2019[1]	2020	2021
	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in thousands)
Years				IBNR Reserves Dec. 31, 2021	Cumulative Number of Reported Claims
2019	$935	$968	$935	$—	1,468
2020		818	741	—	1,019
2021			778	390	793
1Required supplementary information (unaudited)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance ($ in thousands)
Years	2019[1]	2020	2021
2019	$614	$917	$929
2020		451	703
2021			433
1Required supplementary information (unaudited)

	Average Annual Percentage Payout of Incurred Claims by Age
	Required supplementary information (unaudited)
Years	1	2	3
	60.7%	35.7%	2.9%

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
Each reinsurance layer covers events occurring from January 1 through December 31 of the contract year.  All significant reinsurance companies under the program carry AM Best ratings of A- (Excellent) or higher, or equivalent ratings.

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

At December 31, 2021, the largest reinsurance recoverable of a single reinsurer was $219,000 ($1,263,000 at December 31, 2020). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the year ended December 31, 2021 amounted to $185,000 ($191,000 in 2020). The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified deferred compensation plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the year ended December 31, 2021 and 2020 amounted to an approximate increase of $234,000 and an increase of $430,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were no contributions during the year ended December 31, 2021 and contributions of $100,000 were made during the year ended December 31, 2020. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

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

The amount of dividends paid from NSIC to the Company in any year may not exceed, without prior approval of regulatory authorities, the greater of 10% of statutory surplus as of the end of the preceding year, or the statutory net gain from operations for the preceding year. At December 31, 2021, NSIC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $1,097,000.

NSFC is similarly restricted in the amount of dividends payable to the Company; dividends may not exceed the greater of 10% of statutory surplus as of the end of the preceding year, or net income for the preceding year. At December 31, 2021, NSFC's retained earnings unrestricted for the payment of dividends in the next twelve months amounted to $3,541,000.

The payment of any subsidiary dividend requires prior notice to the regulatory authorities who may disallow the dividend if, in their judgment, payment of the dividend would have an adverse effect on the surplus of the subsidiary. Additionally, there are other considerations that can limit the payment of dividends to amounts less than statutory limits. Some of these considerations include potential adverse impact on regulatory capital ratios and impact on ratings issued by rating agencies such as AM Best and Demotech.

At December 31, 2021, securities with market values of $3,203,000 ($3,349,000 at December 31, 2020) were pledged with various states pursuant to statutory requirements.

NOTE 13 – SHAREHOLDERS' EQUITY

During the year ended December 31, 2021 and year ended December 31, 2020, changes in shareholders' equity consisted of net income of $582,000 and a net loss of $8,619,000, respectively; dividends paid of $608,000 in 2021 and $607,000 in 2020; an other comprehensive loss of $1,564,000 in 2021 and other comprehensive income of $1,142,000 in 2020; common stock issued of $26,000 in 2021 and $25,000 in 2020; and the purchase of treasury shares of $36,000 in 2020.  Other comprehensive income (loss) consisted of changes in accumulated unrealized gains/losses on securities available-for-sale and changes in accumulated unrealized losses on interest rate swaps.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides information regarding the Company's preferred and common stock as of December 31, 2021 and December 31, 2020:

	December 31, 2021
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

During the year ended December 31, 2021, the Company repurchased no shares of common stock. During the year ended December 31, 2020, the Company purchased 2,509 shares of common stock which were placed in treasury stock.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances:

($ in thousands)	Year ended December 31,
	2021	2020
Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	$(489)	$(51)
Other comprehensive income (loss) for period:
Other comprehensive gain (loss) before reclassifications	489	(438)
Net current period other comprehensive income (loss)	489	(438)
Balance at end of period	$—	$(489)

Unrealized Gains (Losses) on Available-for-Sale Securities
Balance at beginning of period	$4,074	$2,494
Other comprehensive income (loss) for period:
Other comprehensive income (loss) before reclassifications	(1,965)	317
Amounts reclassified from accumulated other comprehensive loss	(88)	1,263
Net current period other comprehensive income (loss)	(2,053)	1,580
Balance at end of period	$2,021	$4,074

Total Accumulated Other Comprehensive Income at end of period	$2,021	$3,585

The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2021:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains on Available-for-Sale Securities	$111	Net investment gains
	111	Total before tax
	(23)	Tax expense
	$88	Net of Tax

The following table presents the amounts reclassified out of AOCI for the year ended December 31, 2020:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains on Available-for-Sale Securities	$1,599	Net investment gains
	1,599	Total before tax
	(336)	Tax expense
	$1,263	Net of Tax

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

Total assets by industry segment at December 31, 2021 and December 31, 2020 are summarized below:

($ in thousands) Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

December 31, 2021	$151,683	$87,657	$59,278	$4,748

December 31, 2020	$150,540	$85,375	$59,394	$5,771

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) by business segment for the year ended December 31, 2021 and 2020 is summarized below:

($ in thousands) Year ended December 31, 2021	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUES
Net premiums earned	$55,869	$5,554	$—	$—	$61,423
Net investment income	1,456	2,419	48	(540)	3,383
Investment gains (losses)	296	606	(17)	—	885
Other income	518	834	1,106	(1,939)	519
	58,139	9,413	1,137	(2,479)	66,210
BENEFITS AND EXPENSES
Policyholder benefits paid	36,685	4,973	—	(386)	41,272
Amortization of deferred policy acquisition costs	2,748	742	—	—	3,490
Commissions	7,759	310	—	—	8,069
General and administrative expenses	8,479	1,961	1,314	(2,093)	9,661
Taxes, licenses and fees	2,250	192	—	—	2,442
Interest expense	—	43	549	—	592
	57,921	8,221	1,863	(2,479)	65,526
Income (Loss) Before Income Taxes	218	1,192	(726)	—	684
INCOME TAX EXPENSE (BENEFIT)	(26)	280	(152)	—	102
Net Income (Loss)	$244	$912	$(574)	$—	$582

($ in thousands) Year ended December 31, 2020	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUES
Net premiums earned	$55,101	$5,709	$—	$—	$60,810
Net investment income	1,530	2,583	60	(540)	3,633
Investment gains	1,043	567	13	—	1,623
Other income	582	1,242	1,035	(2,276)	583
	58,256	10,101	1,108	(2,816)	66,649
BENEFITS AND EXPENSES
Policyholder benefits paid	49,425	5,215	—	(710)	53,930
Amortization of deferred policy acquisition costs	2,724	824	—	—	3,548
Commissions	7,212	331	—	—	7,543
General and administrative expenses	8,589	1,923	892	(2,106)	9,298
Taxes, licenses and fees	2,268	216	—	—	2,484
Interest expense	—	41	823	—	864
	70,218	8,550	1,715	(2,816)	77,667
Income (Loss) Before Income Taxes	(11,962)	1,551	(607)	—	(11,018)
INCOME TAX EXPENSE (BENEFIT)	(2,583)	306	(122)	—	(2,399)
Net Income (Loss)	$(9,379)	$1,245	$(485)	$—	$(8,619)

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the year ended December 31, 2021 and 2020, respectively:

($ in thousands)	Year ended December 31,
	2021	2020
Life, accident and health operations premiums written:
Traditional life insurance	$3,997	$4,110
Accident and health insurance	1,692	1,727
Gross life, accident and health	5,689	5,837
Reinsurance premium ceded	(85)	(80)
Net life, accident and health premiums written	$5,604	$5,757
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$46,896	$40,590
Homeowners (Including mobile homeowners)	19,688	20,143
Other liability	1,973	2,212
Gross property and casualty	68,557	62,945
Reinsurance premium ceded	(9,982)	(7,296)
Net property and casualty written	$58,575	$55,649
Consolidated gross premiums written	$74,246	$68,782
Reinsurance premium ceded	(10,067)	(7,376)
Consolidated net premiums written	$64,179	$61,406

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the year ended December 31, 2021 and 2020, respectively:

($ in thousands)	Year ended December 31,
	2021	2020
Life, accident and health operations premiums earned:
Traditional life insurance	$3,947	$4,071
Accident and health insurance	1,692	1,718
Gross life, accident and health	5,639	5,789
Reinsurance premium ceded	(85)	(80)
Net life, accident and health premiums earned	$5,554	$5,709
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$43,663	$39,775
Homeowners (Including mobile homeowners)	20,097	20,392
Other liability	2,091	2,230
Gross property and casualty	65,851	62,397
Reinsurance premium ceded	(9,982)	(7,296)
Net property and casualty earned	$55,869	$55,101
Consolidated gross premiums earned	$71,490	$68,186
Reinsurance premium ceded	(10,067)	(7,376)
Consolidated net premiums earned	$61,423	$60,810

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

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the year ended December 31, 2021 was $562,000 ($765,000 in 2020). Cash paid for income taxes during the year ended December 31, 2021 was $352,000. Cash paid for income taxes during the year ended December 31, 2020 was $244,000.

During the year ended December 31, 2021, non-cash changes in equity included $2,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $24,000 increase in additional paid-in capital. During the year ended December 31, 2020, non-cash changes in equity included $1,000 in common stock issued to Directors in lieu of cash compensation along with a corresponding $24,000 increase in additional paid-in capital.

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these consolidated financial statements through the filing date of this Form 10-K. Subsequent to the date of these consolidated financial statements and prior to the filing date of this Form 10-K the Company executed a plan of merger agreement with VR Insurance Holdings, Inc. Further details can be found on the 8-K filed on January 27, 2022.

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES
Schedule I. Summary of Investments Other Than Investments in Related Parties

THE NATIONAL SECURITY GROUP, INC. ($ in thousands)
	December 31, 2021			December 31, 2020

	Cost	Fair Value	Amount per the Balance Sheet	Cost	Fair Value	Amount per the Balance Sheet
Securities Held-to-Maturity:
Agency mortgage backed securities	$608	$650	$608	$873	$946	$873
Total Securities Held-to-Maturity	608	650	608	873	946	873
Securities Available-for-Sale:
Equity Securities:
Banks and insurance companies	842	2,966	2,966	842	2,545	2,545
Industrial and all other	767	1,011	1,011	1,076	2,205	2,205
Total equity securities	1,609	3,977	3,977	1,918	4,750	4,750
Debt Securities:
U.S. Government corporations and agencies	5,171	5,325	5,325	4,300	4,614	4,614
Agency mortgage backed securities	18,407	18,523	18,523	19,773	20,629	20,629
Asset backed securities	4,710	4,756	4,756	8,233	8,343	8,343
Private label asset backed securities	2,878	2,857	2,857	1,418	1,413	1,413
Corporate bonds	51,391	53,608	53,608	35,930	39,651	39,651
States, municipalities and political subdivisions	9,629	9,674	9,674	6,587	6,749	6,749
Total Debt Securities	92,186	94,743	94,743	76,241	81,399	81,399
Total Available-for-Sale	93,795	98,720	98,720	78,159	86,149	86,149
Total Securities	94,403	99,370	99,328	79,032	87,095	87,022
Trading securities	191	191	191	169	169	169
Mortgage loans on real estate	142	142	142	145	145	145
Investment real estate	2,671	2,671	2,671	2,934	2,934	2,934
Policy loans	1,767	1,767	1,767	1,846	1,846	1,846
Company owned life insurance	4,082	5,069	5,069	4,082	4,998	4,998
Other invested assets	2,651	2,651	2,651	2,036	2,036	2,036
Total investments	$105,907	$111,861	$111,819	$90,244	$99,223	$99,150

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES
Schedule II. Condensed Financial Information of Registrant

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
($ in thousands)	December 31,
	2021	2020
Assets
Fixed maturities available-for-sale, at estimated fair value	$—	$957
Investment real estate, at book value	356	356
Cash	2,761	3,108
Investment in subsidiaries (equity method) eliminated upon consolidation	56,787	57,681
Income tax recoverable	91	—
Deferred income tax asset	892	960
Other assets	564	546
Total Assets	$61,451	$63,608
Liabilities and Shareholders' Equity
Liabilities
Accrued general expenses	$4,459	$3,946
Interest rate swaps	—	619
Short-term notes payable	500	500
Long-term debt	12,690	13,177
Total Liabilities	17,649	18,242
Total Shareholders' Equity	43,802	45,366
Total Liabilities and Shareholders' Equity	$61,451	$63,608

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF OPERATIONS
($ in thousands)	Years Ended December 31,
	2021	2020
Income
Dividends (eliminated upon consolidation)	$—	$1,100
Net realized investment gains	(17)	13
Holding company management service fees	1,106	1,035
Other income	48	60
	1,137	2,208
Expenses
State taxes	49	49
Interest	549	823
Other expenses	1,265	843
	1,863	1,715
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(726)	493
Income tax benefit	(152)	(122)
Income (loss) before equity in undistributed earnings of subsidiaries	(574)	615
Equity in undistributed earnings (losses) of subsidiaries	1,156	(9,234)
Net Income (Loss)	$582	$(8,619)

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES

THE NATIONAL SECURITY GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
($ in thousands)
	Years Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$582	$(8,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings (losses) of subsidiaries	(1,156)	9,234
Net realized investment (gains) losses	17	(13)
Income taxes	(153)	364
Other, net	535	531
Net Cash Provided by (Used in) Operating Activities	(175)	1,497
Cash Flows from Investing Activities:
Net sales (purchases) of investments	936	(675)
Net Cash Provided by (Used in) Investing Activities	936	(675)
Cash Flows from Financing Activities:
Net repayments of debt	(500)	(500)
Cash dividends	(608)	(607)
Net Cash Used in Financing Activities	(1,108)	(1,107)
Net change in cash and cash equivalents	(347)	(285)
Cash and cash equivalents, at beginning of year	3,108	3,393
Cash and Cash Equivalents, at End of Year	$2,761	$3,108
Notes to Condensed Financial Information of Registrant

Note 1 - Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles.  It is, therefore, suggested that this Condensed Financial Information be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant’s Annual Report as referenced in Form 10-K, Part II, Item 8, page 46.

Note 2 - Cash Dividends and Asset Transfers from Insurance Subsidiaries

In 2021, no cash dividends were paid to the Registrant by its subsidiaries ($1,100,000 in 2020).

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES
Schedule III. Supplementary Insurance Information

THE NATIONAL SECURITY GROUP, INC.
($ in thousands)			Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums	Unpaid Losses
At December 31, 2021:
Life and accident and health insurance			$3,663	$39,315	$11	$1,210
Property and casualty insurance			3,669	—	34,096	8,930
Total			$7,332	$39,315	$34,107	$10,140
At December 31, 2020:
Life and accident and health insurance			$3,927	$38,875	$14	$1,309
Property and casualty insurance			3,481	—	31,152	10,177
Total			$7,408	$38,875	$31,166	$11,486
	Premium Revenue	Net Investment Income	Other Income	Benefits, Claims, Losses and Settlement Expenses	Commissions, Amortization of Policy Acquisition Costs	General Expenses, Taxes, Licenses and Fees
For the year ended December 31, 2021:
Life and accident and health insurance	$5,554	$2,419	$834	$4,973	$1,052	$2,153
Property and casualty insurance	55,869	1,456	518	36,685	10,507	10,729
Other	—	48	1,106	—	—	1,314
Total	$61,423	$3,923	$2,458	$41,658	$11,559	$14,196
For the year ended December 31, 2020:
Life and accident and health insurance	$5,709	$2,583	$1,242	$5,215	$1,155	$2,139
Property and casualty insurance	55,101	1,530	582	49,425	9,936	10,857
Other	—	60	1,035	—	—	892
Total	$60,810	$4,173	$2,859	$54,640	$11,091	$13,888
Note: Investment income and other operating expenses are reported separately by segment and not allocated.

Schedule IV. Reinsurance

THE NATIONAL SECURITY GROUP, INC.
($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2021
Life insurance in force	$197,714	$9,126	$—	$188,588	—%
Premiums:
Life insurance and accident and health insurance	$5,639	$85	$—	$5,554	—%
Property and casualty insurance	65,851	9,982	—	55,869	—%
Total premiums	$71,490	$10,067	$—	$61,423	—%
For the year ended December 31, 2020
Life insurance in force	$201,549	$9,514	$—	$192,035	—%
Premiums:
Life insurance and accident and health insurance	$5,789	$80	$—	$5,709	—%
Property and casualty insurance	62,397	7,296	—	55,101	—%
Total premiums	$68,186	$7,376	$—	$60,810	—%

THE NATIONAL SECURITY GROUP, INC.
FINANCIAL STATEMENT SCHEDULES
Schedule V. Valuation and Qualifying Accounts

The National Security Group, Inc.
Years ended December 31, 2021 and 2020
($ in thousands)	2021	2020
Balance, January 1 Allowance for Doubtful Accounts	$6	$5
Additions	16	4
Deletions	15	3
Balance, December 31 Allowance for Doubtful Accounts	$7	$6

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) and the smaller reporting company guidance - COSO for Smaller Reporting Companies released in 2007. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

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

The National Security Group, Inc.
March 23, 2022

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
In 1990, National Security Insurance Company was reorganized as a holding company system pursuant to a plan of exchange whereby The National Security Group, Inc., (the "Company"), became the holding company for National Security Insurance Company (NSIC), and its prior subsidiaries: National Security Fire & Casualty Company (NSFC),

and NATSCO, Inc. ("NATSCO"). Subsequently Omega One Insurance Company (“Omega One”) was formed as a wholly owned subsidiary of NSFC. References to tenure with the Company (in the following biographical section) include the individual's tenure with NSIC prior to the reorganization. Director ages are at December 31, 2021. The following is a biographical summary for each of our directors:

Fleming G. Brooks, 76 Dividend Committee Chairman	Fleming G. Brooks is Chairman of the Board of Brooks Agrico LLC, of Samson, Alabama and various affiliates of that Company. He either serves currently or has served in the past, in various positions with associations of the agricultural community. Mr. Brooks has extensive executive management and leadership experience having served as chairman and CEO of a diversified privately held agribusiness entity and industry knowledge developed through his tenure as a director.
Samson, Alabama
Term Expires 2024	NSEC Board and Board Committees	Meeting Attendance
Director since 2004	Board of Directors	7 of 7	100%
Independent	Dividend Committee	3 of 3	100%
	Nominating Committee	1 of 1	100%

Jack E. Brunson, 65	Jack E. Brunson has served as a director since 1999 and as President of NSFC since 1997. He also serves on the Boards of Directors of NSFC and Omega One. He joined the Company in 1982. Mr. Brunson has extensive leadership experience as president of an insurance subsidiary, financial acumen and risk management experience developed through his operational and director experiences, as well as extensive industry knowledge gained over his tenure with the Company. Mr. Brunson holds the Chartered Property and Casualty Underwriter designation.
Elba, Alabama
Term Expires 2024	NSEC Board and Board Committees	Meeting Attendance
Director since 1999	Board of Directors	7 of 7	100%

Elizabeth B. Crawford, 52	Elizabeth B. Crawford is an attorney and former Director of a United Way Agency. She served as an advisory board member of The National Security Group, Inc. prior to her election as a Director in 2017. She presently serves on a number of non-profit board of directors in the Birmingham area. Mrs. Crawford has executive experience, a knowledge of governmental agencies, strong leadership and board experience.
Birmingham, Alabama
Term Expires 2024	NSEC Board and Board Committees	Meeting Attendance
Director since 2017	Board of Directors	7 of 7	67%
Independent	Dividend Committee	3 of 3	100%

Walter P. Wilkerson, 74 Chairman of the Board	Walter P. Wilkerson is a certified public accountant and consultant for the firm of Brunson, Wilkerson, Bowden & Associates, P.C. in Enterprise, Alabama. He is also a member of the American Institute of Certified Public Accountants and Alabama Society of Certified Public Accountants. Mr. Wilkerson has extensive leadership experience as a managing partner, financial acumen and risk management experience developed through his experience in public accounting and involvement in business operations and planning. He served on the Audit Committee and was designated as the Audit Committee financial expert under NASDAQ listing standards prior to becoming Chairman of the Board in May 2018. Mr. Wilkerson has developed significant industry knowledge through his tenure as a director.
Enterprise, Alabama
Term Expires 2024	NSEC Board and Board Committees	Meeting Attendance
Director since 1984	Board of Directors	7 of 7	100%
Independent	Executive Committee	None during 2021

Andrew J. Abernathey, 27	Andrew J. Abernathey is the founder and Chief Executive Officer of Abernathey Holdings. He served as an advisory board member of The National Security Group, Inc. prior to his election as a Director in July 2020. He is a partner in Abernathey Brothers Farm. Mr. Abernathey has industry experience in finance, real estate and privately held businesses.
Fargo, North Dakota
Term Expires 2023	NSEC Board and Board Committees	Meeting Attendance
Director since 2020	Board of Directors	6 of 7	86%
Independent

W. L. Brunson, Jr., 63 President/CEO	William L. Brunson, Jr. has served as a director since 1999 and as President and Chief Executive Officer of the Company since 2000. He holds the position of President of NSIC. He joined the Company in 1983. Mr. Brunson is a Director of NSFC, NATSCO, NSIC and Omega One. Mr. Brunson is also a member of the Alabama State Bar. Mr. Brunson has extensive knowledge of the insurance industry and regulation as well as significant experience in the areas of operations, corporate strategy, structure and law.
Elba, Alabama
Term Expires 2023	NSEC Board and Board Committees	Meeting Attendance
Director since 1999	Board of Directors	7 of 7	100%
	Executive Committee	None during 2021

Fred Clark, Jr., 61 Nominating Committee Chairman	Fred Clark, Jr. is currently President and Chief Executive Officer of Alabama Municipal Electric Authority in Montgomery, Alabama. He was formerly Executive Director of The Electric Cities of Alabama, Executive Director of the Alabama Farmers Federation, President of Alabama Rural Electric Association of Cooperatives, Montgomery, Alabama, State Director for U. S. Senator Richard Shelby, Legislative Representative for National Rural Electric Cooperative Association and Legislative Assistant to U. S. Senator Howell Heflin. Mr. Clark has extensive leadership skills, experience in power supply, experience in a heavily regulated industry, financial acumen developed through his extensive executive and board experience, and has developed significant industry knowledge through his tenure as a director.
Matthews, Alabama
Term Expires 2023	NSEC Board and Board Committees	Meeting Attendance
Director since 1996	Board of Directors	7 of 7	100%
Independent	Compensation Committee	2 of 2	100%
	Nominating Committee	1 of 1	100%
	Executive Committee	None during 2021

Mickey L. Murdock, 79 Audit Committee Chairman Financial Expert	Mickey L. Murdock has served as a director since 1976. Mr. Murdock was appointed Mayor of Elba, Alabama in September 2011, to fill the unexpired term of the deceased mayor and was elected mayor in 2012 and re-elected in 2016. Mr. Murdock retired as Mayor of Elba following expiration of his second full term in 2020. Mr. Murdock also recently retired as a Director of Power South, a provider of wholesale energy to 16 electric cooperatives and four municipal electric systems in Alabama and northwest Florida. Mr. Murdock retired from the Company in 2009 having served as Senior Vice President. From 1982 to 2002, he served as Chief Financial Officer and Treasurer of the Company. Prior to that time, he served as Vice President and Controller of the Company. He joined the Company in 1970. Mr. Murdock previously served as a Director of NSIC, NSFC, Omega One, and NATSCO. Mr. Murdock is a Certified Public Accountant (retired). Mr. Murdock has extensive knowledge of the insurance industry and regulation coupled with significant experience in operations, risk management, budgeting, financial reporting and investor communications.
Huntsville, Alabama
Term Expires 2023	NSEC Board and Board Committees	Meeting Attendance
Director since 1976	Board of Directors	7 of 7	100%
Independent	Audit Committee	5 of 6	83%
	Nominating Committee	1 of 1	100%
	Executive Committee	none during 2021

Charles B. Arnold, 44 Financial Expert	Charles B. Arnold currently serves as an assistant controller for Church’s Chicken. He served as an advisory board member of The National Security Group, Inc. prior to his election as a Director in 2017. Mr. Arnold has experience in financial reporting and project management in various industries and has worked in the public accounting field for several years before moving to industry. He is a certified public accountant.
Buford, Georgia
Term Expires 2022	NSEC Board and Board Committees	Meeting Attendance
Director since 2017	Board of Directors	7 of 7	100%
Independent	Dividend Committee	3 of 3	100%
	Audit Committee	6 of 6	100%

Frank B. O'Neil, 68 Compensation Committee Chairman	Frank B. O'Neil retired from his executive role at ProAssurance Corporation (NYSE: PRA) of Birmingham, Alabama, in May, 2019 and served the Company in an advisory role until his full retirement on December 31, 2020. He is a member of National Investor Relations Institute and holds the Investor Relations Charter designation. He is a former member and chairman of the Board of Directors of the Alabama Insurance Planning Commission. Mr. O'Neil formerly served as Chairman of the Rating Agency Liaison Committee for the Physician Insurers Association of America, a group representing medical professional liability insurance companies. Mr. O'Neil has extensive knowledge of the insurance industry and regulation, financial reporting, investor communications, corporate governance, risk management and experience working with other company boards of both public and mutual through his involvement in more than 20 M&A transactions in the last thirty years.
Birmingham, Alabama
Term Expires 2022	NSEC Board and Board Committees	Meeting Attendance
Director since 2004	Board of Directors	7 of 7	100%
Independent	Compensation Committee	2 of 2	100%

Donald S. Pittman, 61	Donald S. Pittman has been in the private practice of law since June of 1988, in Enterprise, Alabama. He is a member of the Coffee County and State of Alabama Bar Associations and serves on the Board of Directors of Alfab, Inc. Mr. Pittman has extensive experience with real estate, corporate, tax and estate law as well as risk management, financial acumen and industry knowledge developed through his tenure as a director and prior service as Audit Committee Chairman.
Enterprise, Alabama
Term Expires 2022	NSEC Board and Board Committees	Meeting Attendance
Director since 2002	Board of Directors	7 of 7	100%
Independent	Audit Committee	5 of 6	83%
	Executive Committee	None during 2021

Brian R. McLeod, 53 Vice President of Finance and Operations, Chief Financial Officer	Brian R. McLeod is Vice President of Finance and Operations and Chief Financial Officer of the Company. He joined the Company in 1992 and has served in various financial and operational roles during his tenure. He serves on the Boards of Directors of Company subsidiaries NSIC, NSFC, Omega One and NATSCO. Mr. McLeod is also a member of the Board of Directors for River Financial Corporation, a bank holding company headquartered in Prattville, Alabama. He is a certified public accountant and also holds a chartered global management accountant designation. Mr. McLeod has extensive knowledge of the insurance industry and regulation stemming from his experience in areas of operations, project management, corporate strategy, financial management and regulatory reporting.
Elba, Alabama
Term Expires 2022	NSEC Board and Board Committees	Meeting Attendance
Director since 2016	Board of Directors	7 of 7	100%

L. Brunson White, 65	L. Brunson White is a Principal and owner of Brunson White Advisors, LLC, a strategy and technology consulting company. He was Secretary of Information Technology for the State of Alabama from 2013 through 2015. In this role, Mr. White served on the Governor's Cabinet where he was responsible for the governance of approximately $345 million in information technology spending. Prior to his gubernatorial appointment, Mr. White served as a Director of The National Security Group, Inc. from 2002-2013. Mr. White is retired from Energen Corporation (NYSE:EGN) where he worked as Chief Information Officer for much of his 33 year tenure. He has extensive technology and regulatory experience, having served as chief information officer of a highly regulated publicly traded company. Mr. White's risk management experience, financial acumen and industry knowledge have developed through his time as a director and previous service as a member of the Audit Committee for The National Security Group, Inc.
Birmingham, Alabama
Term Expires 2022	NSEC Board and Board Committees	Meeting Attendance
Director since 2016	Board of Directors	7 of 7	100%
Independent	Compensation Committee	2 of 2	100%
Director Compensation

The Compensation Committee periodically reviews levels of director compensation for non-employee directors of the Company. The goal of the compensation review is to provide a median level of director compensation relative to peer group companies to attract and retain individuals to provide independent oversight of management and bring diverse business ideas in order to provide input into strategic plans and objectives of the organization.

Non-employee directors are currently paid an annual base retainer of $23,000. Reflecting the additional workload of their oversight duties and Committee assignments, the Chairman of the Board of Directors, effective May 2020, is paid an additional $10,000 per year ($33,000 in total); Audit Committee members are paid an additional $4,000 per year ($27,000 in total) and its Chairman is paid an additional $5,000 per year ($28,000 in total); Compensation Committee members are paid an additional $2,000 per year ($25,000 in total) and its Chairman is paid an additional $3,000 per year ($26,000 in total).

Directors may choose to receive their compensation in cash and/or stock pursuant to the 2019 Equity Incentive Plan and have the ability to defer compensation. Currently, new Directors must elect to receive 50% or more of their compensation in Company stock pursuant to any stockholder approved equity incentive plan until ownership standards are met. The Board of Directors adopted an Anti-Hedging Policy which states that: No employee of National Security Group, Inc. or any of its subsidiary companies, nor any member of the National Security Group, Inc. Board of Directors may purchase financial instruments (including, but not limited to: prepaid variable forward contracts, equity swaps, collars, and exchange funds) that are designed to hedge or offset any decrease in the market value of the common stock of National Security Group, Inc. This policy is designed to further align the financial interests of employees and directors with the financial interests of National Security Group, Inc. stockholders.

Directors are required to attend at least 75% of the total of all Board of Directors meetings and Committee meetings for any consecutive twelve-month period. If this attendance standard is not met, the Director's retainer for the following twelve-month period will be proportionately reduced. Full reimbursement is provided for travel expenses associated with Board or Committee meetings or other Company functions.

Directors may annually elect to defer compensation into a non-qualified deferred compensation plan (NQDC). Participants in the NQDC plan may select from a group of externally managed investment options. The Company also does not guarantee returns for any component of funds deferred in the NQDC plan.

Director Compensation Table
Name	Fees Earned or paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation	All Other Compensation	Total
Andrew J. Abernathey	$23,000	$—	$—	$—	$—	$—	$23,000
Charles B. Arnold	27,000	—	—	—	—	—	27,000
Winfield Baird	4,000	—	—	—	—	—	4,000
Fleming G. Brooks	23,000	—	—	—	—	—	23,000
Fred Clark, Jr.	25,000	—	—	—	—	—	25,000
Elizabeth B. Crawford	23,000	—	—	—	—	—	23,000
Mickey L. Murdock	28,000	—	—	—	—	—	28,000
Frank B. O'Neil	—	26,000	—	—	—	—	26,000
Donald S. Pittman	27,000	—	—	—	—	—	27,000
L. Brunson White	25,000	—	—	—	—	—	25,000
Walter P. Wilkerson	33,000	—	—	—	—	—	33,000

Selection of Directors

The Board of Directors is responsible for management oversight, and its goal is to assemble a board that works cohesively and that constructively challenges and questions management. The Nominating Committee Charter sets forth the following guidelines for Board membership:
•Experience as a board member of another publicly traded corporation
•Experience in industries or with technologies relevant to the Company
•Experience in accounting or financial reporting
•Other such professional experience as the Nominating Committee shall determine to qualify an individual for Board Service
It is the goal of the Nominating Committee to ensure that the Board and its Committees include independent directors as promulgated by NASDAQ and the Securities and Exchange Commission. Directors shall exercise good business judgment and even temperament. Directors shall exhibit high ethical standards. Directors shall also be independent thinkers with the intelligence to articulate their thoughts and opinions in a constructive manner. As stated in the Nominating Committee's Charter, it is the Company's policy to not discriminate on the basis of race, gender or ethnicity and the board is supportive of any qualified candidate who would also provide the board with more diversity. The Board has not adopted any policy on diversity with respect to its directors, but seeks a balance of experience among the directors so that the Board as a whole has experience and training from various disciplines and industries.

To review the charter of the Nominating Committee in its entirety, please visit: https://investors.nationalsecuritygroup.com/corporate-information/documents/.

Board Leadership Structure and Risk Oversight

While the By-laws and corporate governance policy do not require that the Chairman and Chief Executive Officer positions be separate, the Board believes that having separate positions is the appropriate leadership structure for the Company at this time. Currently, the Board is comprised of ten independent directors, three employee directors and two non-voting directors emeriti. Independent directors and management have different perspectives and roles in strategy development. The Company does not have a lead independent director as the current board chairperson is an independent director. Independent directors bring experience, oversight and expertise from outside the organization, while employee directors bring industry experience and expertise.

Management is responsible for the day-to-day management of risks, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. Executive Officers are present at every board meeting and most committee meetings and are available to address any questions or concerns raised by the directors regarding risk management and any other matters. In addition, executive officers present information regarding the Company's operations, including associated risks and mitigation measures at each Board meeting. The Audit Committee lends support to the Board of Directors in reviewing the Company's consideration of material risks and overseeing the Company's management of material risks.

Corporate Governance

The system of governance followed by the Company is codified in the Policy on Corporate Governance, Senior Financial Officers' Code of Ethics and the charters of the Nominating and Audit Committees of the Board of Directors. The guidelines provided in these documents are intended to give surety that the Board will have the necessary power and practices in place to review and evaluate the Company's business operations and to make decisions that are independent of the Company's management.

The corporate governance documents, including committee charters, are reviewed periodically and updated when necessary to reflect changes in practice and regulatory requirements. The Board has five committees: an Audit Committee, a Compensation Committee, a Dividend Committee, a Nominating Committee and an Executive Committee. The corporate governance policy, Nominating Committee Charter, Audit Committee Charter and Code of Ethics are posted on the Company's website at http://investors.nationalsecuritygroup.com/govdocs. If you would like to receive a copy of the corporate governance documents, send your request in writing to The National Security Group, Inc., Office of the Corporate Secretary, 661 East Davis Street, Elba, Alabama 36323.

Meetings and Executive Sessions of the Board

The Board of Directors holds regularly scheduled quarterly meetings. During the last full calendar year, the Board of Directors of the Company held four regularly scheduled meetings and two telephonic meetings. Executive sessions of independent directors followed each regularly scheduled board meeting. All directors attended at least 75% of the aggregate of meetings of the Board of Directors and Committees of the Board on which he/she served. The Company has not adopted a formal policy regarding Board members' attendance at the Company's annual stockholder meetings; however, the Company encourages all Board members to attend the annual stockholder meetings. All of the Company's directors attended the 2021 Annual Meeting of Stockholders.

The following provides a description of each committee of the Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants at its discretion when it is believed the services of said persons are necessary to carry out the committee's responsibilities. The Board of Directors has determined that each member of each committee meets the standards of independence under the NASDAQ listing standards.

Committees of the Board

Committee appointments are made in May of each year. Currently the Board has five standing committees: Audit, Compensation, Dividend, Nominating and Executive.

Audit Committee
The Audit Committee assists the Board in its supervisory function, specifically in the oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company. Responsibilities include overseeing the Company's internal accounting function, as well as compliance with applicable legal, ethical and regulatory requirements. The Committee is also charged with the appointment, compensation, retention and oversight of the Company's independent registered public accounting firm. The Committee has confidence in the expertise and knowledge of management and the independent registered public accounting firm. The Committee relies on management and the independent registered public accounting firm in carrying out the duties with which it is charged. The Committee's duties are described in detail in the Audit Committee Charter which is available on the Company's website https://investors.nationalsecuritygroup.com/corporate-information/documents/. The Board has designated Mickey L. Murdock and Charles B. Arnold as the audit committee financial experts as defined by the Securities and Exchange Commission rules.

Compensation Committee
The primary responsibilities of the Compensation Committee include: responsibility for recommending officers, setting the salaries of officers, setting fees for directors, approval of officer bonuses and presenting such information to the Board of Directors for full consideration.

Dividend Committee
The key responsibility of the Dividend Committee is to determine the amount of dividends paid to stockholders and recommend such payments for consideration to the full Board.

Nominating Committee
The key responsibilities of the Nominating Committee are to determine the slate of director nominees for election to the Company's Board of Directors and identify and propose candidates to fill vacancies occurring between annual stockholder meetings. No procedure has been established by the committee for considering nominations by the stockholders.

Executive Committee
The Executive Committee is empowered by the By-laws to act with the authority of the full board when necessary should events arise in which the full board is unavailable. There have been no meetings of the Executive Committee.

Independent Directors

The Board evaluates the independence of each director in accordance with applicable laws and regulations, the listing standards of the NASDAQ Stock Market and the standards set forth in the Policy on Corporate Governance. The Board has determined that the following directors are considered independent based on the aforementioned guidelines: Andrew J. Abernathey, Charles B. Arnold, Fleming G. Brooks, Fred Clark, Jr., Elizabeth B. Crawford, Mickey L. Murdock, Frank B. O'Neil, Donald S. Pittman, L. Brunson White and Walter P. Wilkerson.

See Item 12 on page 100 for information on the beneficial ownership reporting for directors and executive officers.

Item 11. Executive Compensation
Executive Compensation

The primary oversight of the Company's compensation plan for executive officers rests with the Compensation Committee of the Board of Directors, which is composed entirely of independent directors.

The primary objective of the Compensation Committee in setting compensation levels for executive officers is to enhance the Company's ability to attract and retain talented individuals for its executive positions by ensuring that we provide competitive benefits relative to our size and geographic location. The current compensation plan consists of three elements: base salary, short-term cash incentive compensation and retirement benefits under a 401(k) plan and a supplemental executive retirement plan (SERP). Base salaries are set by the Compensation Committee, including any annual increases, and are ratified by the independent directors. The Compensation Committee considers factors such as industry surveys, particularly focusing on those companies of similar size and business focus, individual performance and changes in job duties of named executives in any material adjustments in individual compensation levels.

The Compensation Committee reviews salary levels periodically relative to the compensation of peer group executive officers. As part of our review, we utilize insurance industry executive compensation surveys, particularly those which provide composite information for the Company's applicable size category, as determined by annual insurance premium revenue and/or asset size. The committee also periodically engages consultants to independently review our executive compensation practices. Due to other considerations such as geographic location of the Company, base compensation levels for the executive officers of the Company are typically at or below median levels for each of the applicable job classifications provided in the executive compensation surveys.

The objective of the incentive plan provided to executive officers is to reward executives for achieving quantifiable targets linked to the Company's strategic and operational goals. The incentive plan further rewards performance that builds financial strength and enhances stockholder value. The incentive plan uses weighted ranges of returns on equity (50%), growth in gross written premium (10%) and statutory combined ratio of the property and casualty subsidiaries (40%) to determine incentive rewards. The incentive plan also sets a three-year rolling minimum threshold of a 5% average return on GAAP equity inclusive of the subject bonus year. This minimum threshold must be reached before any award is made under the incentive plan. No incentive plan awards were made for 2021.

Executive officers are covered by two primary retirement benefit plans. We offer a defined contribution 401(k) plan under which all employees may defer a portion of compensation, subject to IRS limits for 2021 of $19,500 per year and over age 50 "catch-up" contributions for 2021 of $6,500 per year. The Company will match employee deferrals on a dollar for dollar basis up to 5% of compensation subject to IRS limits. During 2021, the Company match paid to all executive officers totaled $33,445. We also provide a supplemental executive retirement plan (SERP) for our named executive officers. The Company contributes 15% of each executive's compensation under the terms of this plan; contributions are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Payments under the SERP are payable following death, separation from service, or change in control. The benefits credited to participant accounts for 2021 totaled $100,934. The total vested balance at December 31, 2021 was $2,622,313.

The Company also offers its executive officers and directors a non-qualified deferred compensation (NQDC) plan. Executives have the option of deferring up to 25% of base pay and 100% of bonus into the NQDC plan. Participants in the NQDC plan may select from a group of externally managed investment options, none of which contain equity components tied to Company stock performance. The Company also does not guarantee returns for any component of deferrals in the NQDC plan. The Compensation Committee may recommend to the Board of Directors discretionary company contributions to the NQDC plan for named executives; however, no such discretionary contributions were made for 2021. The total vested balance for officers and directors at December 31, 2021 was $1,571,058.

The Company currently does not have a long-term incentive compensation plan or any stock based compensation arrangements for executive officers, other than an Employee Stock Ownership Plan in which all employees participate. These compensation arrangements, while not currently offered, may be considered by the Compensation Committee as a future element of executive compensation. Even though the Company does not currently offer long-term incentive compensation or stock based compensation as a component of executive compensation, the Compensation Committee does believe that the long-term interests of the executives are tied to the Company as the executive group and immediate family members of certain executives own, through various direct and indirect ownership arrangements, in excess of 25% of the total outstanding common stock of the Company.

We do not offer any perquisites to any of our executive officers with an aggregate value greater than $10,000.

All forms of executive compensation, with the exception of amounts deferred under NQDC plans and Company SERP contributions, are currently deductible by the Company under Federal Income Tax laws. The Compensation Committee does not believe that the deductibility limitations of Section 162(m) of the Internal Revenue Code as amended by the Tax Cuts and Jobs Act of 2017 applies to the Company in 2021 as no individual of the Company received more than $1 million in compensation.

The Board of Directors has adopted an anti-hedging policy for directors and employees. The Board has also adopted stock ownership targets for directors requiring their ownership of the greater of 3,000 shares or an amount of shares equal to three years' annual Board cash compensation. New directors have three years to comply with this policy.

None of the executive officers are currently under written employment agreements or other written agreements providing for severance or change in control benefits other than immediate vesting of SERP plan balances under a change in control.

In accordance with the SEC's Smaller Reporting Company guidelines, the above compensation discussion and analysis is not required, but has been included to inform investors of executive compensation practices. Also in accordance with the SEC's Smaller Reporting Company guidelines, the following table provides a summary of compensation for the President and CEO as well as the next two most highly compensated executive officers.

Summary Compensation Table
Name and Principle Position	Year	Salary	Bonus*	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Plan Compensation	All Other Compensation**	Total
W. L. Brunson, Jr.	2021	$256,620	$—	$6,390	$—	$—	$—	$62,528	$325,538
President and CEO The National Security Group, Inc.	2020	256,620	—	—	—	—	—	61,633	318,253
	2019	256,620	—	15,992	—	—	—	57,680	330,292

Jack E. Brunson	2021	$182,070	$—	$4,593	$—	$—	$—	$46,294	$232,957
President, National Security Fire and Casualty	2020	182,070	—	—	—	—	—	45,984	228,054
	2019	182,070	—	11,284	—	—	—	44,451	237,805

Brian R. McLeod	2021	$234,200	$—	$5,757	$—	$—	$—	$56,417	$296,374
Vice President and CFO The National Security Group, Inc.	2020	234,200	—	—	—	—	—	53,761	287,961
	2019	214,200	—	13,460	—	—	—	50,012	277,672
*Bonus amounts are generally paid in March or April following the year in which the bonus is earned.
**"All Other Compensation" includes the following for W. L. Brunson, Jr. for the year 2021: 401(k) Retirement Plan contributions of $12,688, SERP contributions of $38,493 and other employee benefits of $11,347; Jack E. Brunson total for the year 2021 includes: 401(k) Retirement Plan contributions of $8,659, SERP contributions of $27,311 and other employee benefits of $10,324; Brian R. McLeod total for the year 2021 includes: 401(k) Retirement Plan contributions of $12,098, SERP contributions of $35,130 and other employee benefits of $9,189.

Non-Qualified Deferred Compensation Table*
Name	Executive Contributions in Last FY	Registrant Contributions in Last FY**	Aggregate Earnings in Last FY	Aggregate Withdrawals/Distributions	Aggregate Vested Balance at Last FY
W. L. Brunson, Jr.	$—	$38,493	$142,397	$—	$1,212,097
Jack E. Brunson	—	27,311	80,280	—	915,309
Brian R. McLeod	—	35,130	108,965	—	696,492
*Deferred amounts and contributions are credited with deemed investment earnings as if they were invested in one or more designated mutual funds pursuant to an investment election made by the participants as of the date of deferral.
**Registrant contributions are included in “Other Compensation” to Executives in the Summary Compensation Table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) directors and executive officers; (3) all directors, executive officers and certain beneficial owners as a group; and (4) shares held in the employee stock ownership plan. This information is as of the record date, except as otherwise indicated. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Names	Number of Shares Owned[1]		Percent of Common Stock
W. L. Brunson, Jr.	445,538	[2,3]	17.59%
Andrew J. Abernathey	380,499	[4]	15.02%
Winfield Baird**	121,221		4.79%
Jack E. Brunson	118,826	[5]	4.69%
Fred Clark, Jr.	101,325		4.00%
Donald S. Pittman	40,863		1.61%
Brian R. McLeod	31,347		1.24%
James B. Saxon**	24,038		*
Mickey L. Murdock	23,813		*
Frank B. O'Neil	21,573		*
Charles B. Arnold	17,400		*
Walter P. Wilkerson	11,273		*
L. Brunson White	10,038		*
Fleming G. Brooks	8,265		*
Elizabeth B. Crawford	4,375		*
Directors, Executive Officers and Certain Beneficial Owners (as a group, 15 persons including persons named above)	1,360,394	[6]	53.71%
National Security Employee Stock Ownership Plan (excluding shares included above)	87,662		3.46%
	1,448,056		57.17%
** Director Emeritus (non-voting member of the board)			* Less than 1%
[1]For purposes of this table, an individual is considered to "beneficially own" any shares of the Company if he or she directly or indirectly has or shares (i) voting power, which includes power to vote or direct voting of the shares; or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. All amounts include stock held in a spouse's name.

[2]Includes stock held in Brunson Properties, a partnership (W.L. Brunson Estate), W. L. Brunson, Jr., Managing Partner.
[3]Includes 57,713 shares held by the Jerry B. Brunson Marital Trust and the Jerry B. Brunson Family Trust. Sara B. Brunson and W. L. Brunson, Jr. co-trustees. W. L. Brunson, Jr. disclaims beneficial ownership of these shares.

[4]Includes 380,499 shares owned by Meridian Investments I, LLC. Andrew Abernathey is the President and sole director of Meridian Investments I, LLC and holds sole voting and dispositive power over the securities held by Meridian Investments I, LLC.

[5]Includes 45,641 shares held in Jack R. Brunson Estate.
[6]Includes 32,228 units held in 401-K plan and 20,444 units held in the National Security Employee Stock Ownership Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence
The family relationships, not more remote than first cousin, which exist among the directors and nominees as of December 31, 2021, are as follows: W. L. Brunson, Jr., Donald S. Pittman and Jack E. Brunson are first cousins. Mr. James Saxon (Director Emeritus) is the uncle of L. Brunson White. Winfield Baird (Director Emeritus) is the father of Elizabeth B. Crawford.

Item 14. Principal Accounting Fees and Services
Aggregate fees for professional services rendered for the Company by Warren Averett, LLC during the years ended December 31, 2021 and 2020 were as follows:

Year Ended December 31,	2021	%	2020	%
Audit Fees(1)	$254,350	76%	$243,519	83%
Audit-Related Fees(2)	—	—%	1,044	—%
Tax Fees(3)	77,385	23%	50,950	17%
All Other Fees(4)	3,950	1%	—	—%
Total	$335,685	100%	$295,513	100%

(1) Audit Fees were for professional services rendered, including out of pocket fees, in connection with the audit of the Company's annual financial statements for the year ended December 31, 2021, and same period for the prior year as well as for the review of the Company's interim financial statements included in quarterly reports on Form 10-Q during the year ended December 31, 2021, and same period for the prior year.

(2) Audit-Related Fees PPP loan research (2020).
(3) Tax Fees were for tax related services and totaled approximately $77,385, including fees for both federal and state tax return preparation in addition to NOL carryback returns (2021) and tax research (2021). The audit committee does not consider the tax related fees of $77,385 to impair the auditor's independence.

(4) All Other Fees were for professional services rendered in connection with the acquisition of the Company by VR Insurance Holdings, Inc. (2021).

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.Consolidated financial statements, notes thereto and related information of The National Security Group, Inc. (the “Company”) are included in Item 8 of Part II of this report:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets - December 31, 2021 and 2020
•Consolidated Statements of Operations - Years ended December 31, 2021 and 2020
•Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2021 and 2020
•Consolidated Statements of Shareholders' Equity - Years ended December 31, 2021 and 2020
•Consolidated Statements of Cash Flows - Years ended December 31, 2021 and 2020
•Notes to the Consolidated Financial Statements
2.Additional financial statement schedules and report of independent registered accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

The National Security Group, Inc.
Schedule I	Summary of Investments Other Than Investments in Related Parties
Schedule II	Condensed Financial Information of the Registrant
Schedule III	Supplementary Insurance Information
Schedule IV	Reinsurance
Schedule V	Valuation and Qualifying Accounts

3.Exhibits filed as part of this Form 10-K:

2.1
Agreement and Plan of Merger, dated as of January 26, 2022 among The National Security Group, Inc, VR Insurance Holdings, Inc. and VR Insurance Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on January 27, 2022 (File No. 000-18649))

11.	Computation of Earnings Per Share filed Herewith, See Note 1 to Consolidated Financial Statements.
14.	Code of Ethics, See Additional Information in Part 1, Item 1 of This Report
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
October 22, 2021	October 22, 2021	Press release announcing quarterly dividend.
November 12, 2021	November 12, 2021	Press release announcing financial results for the period ended September 30, 2021.

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

Date: March 23, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacity as a Director of The National Security Group, Inc. on March 23, 2022:

SIGNATURE

/s/ Andrew J. Abernathey	/s/ Brian R. McLeod
/s/ Charles Arnold	/s/ Mickey L. Murdock
/s/ Fleming Brooks	/s/ Frank B. O'Neil
/s/ Jack E. Brunson	/s/ Donald Pittman
/s/ William L. Brunson, Jr.	/s/ L. Brunson White
/s/ Fred D. Clark, Jr.	/s/ Walter P. Wilkerson
/s/ Elizabeth Crawford