Form 10-Q
period 2022-03-31
NATIONAL SECURITY GROUP INC
filed 2022-05-16
CIK 865058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

Class	Outstanding May 16, 2022

Common Stock $1.00 par value	2,532,632 shares

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

PART I
Item 1. Financial Statements

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)	March 31, 2022	December 31, 2021
ASSETS	(UNAUDITED)
Investments
Fixed maturities held-to-maturity, at amortized cost (estimated fair value: 2022 - $590; 2021 - $650)	$581	$608
Fixed maturities available-for-sale, at estimated fair value (cost: 2022 - $92,236; 2021 - $92,186)	89,383	94,743
Equity securities, at estimated fair value (cost: 2022 - $1,609; 2021 - $1,609)	4,083	3,977
Trading securities	179	191
Receivable for securities sold	—	1,032
Mortgage loans on real estate, at cost	141	142
Investment real estate, at book value	2,671	2,671
Policy loans	1,769	1,767
Company owned life insurance	4,700	5,069
Other invested assets	1,472	1,619
Total Investments	104,979	111,819
Cash and cash equivalents	12,941	10,034
Accrued investment income	775	698
Policy receivables and agents' balances, net	14,903	14,379
Reinsurance recoverable	2,613	2,489
Deferred policy acquisition costs	7,227	7,332
Property and equipment, net	1,525	1,536
Income tax recoverable	218	280
Deferred income tax asset, net	3,250	2,403
Other assets	908	713
Total Assets	$149,339	$151,683
LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty benefit and loss reserves	$9,217	$8,930
Accident and health benefit and loss reserves	4,309	4,349
Life and annuity benefit and loss reserves	35,055	34,966
Unearned premiums	35,102	34,107
Policy and contract claims	1,189	1,210
Other policyholder funds	1,313	1,302
Short-term notes payable and current portion of long-term debt	500	500
Long-term debt	12,693	12,690
Other liabilities	9,622	9,827
Total Liabilities	109,000	107,881
Contingencies
Shareholders' equity
Common stock	2,535	2,535
Additional paid-in capital	5,650	5,650
Accumulated other comprehensive income (loss)	(2,253)	2,021
Retained earnings	34,450	33,639
Treasury stock, at cost	(43)	(43)
Total Shareholders' Equity	40,339	43,802
Total Liabilities and Shareholders' Equity	$149,339	$151,683
The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except per share)	Three months ended March 31,
	2022	2021
REVENUES
Net premiums earned	$15,515	$15,062
Net investment income	868	804
Investment gains (losses)	(272)	310
Other income	122	136
Total Revenues	16,233	16,312
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits and settlement expenses	8,792	9,303
Amortization of deferred policy acquisition costs	990	971
Commissions	2,100	2,136
General and administrative expenses	2,119	2,304
Taxes, licenses and fees	770	536
Interest expense	147	138
Total Benefits, Losses and Expenses	14,918	15,388

Income Before Income Taxes	1,315	924

INCOME TAX EXPENSE (BENEFIT)
Current	63	(32)
Deferred	289	234
	352	202

Net Income	$963	$722

INCOME PER COMMON SHARE BASIC AND DILUTED	$0.38	$0.29

DIVIDENDS DECLARED PER SHARE	$0.06	$0.06

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

($ in thousands)	Three months ended March 31,
	2022	2021

Net income	$963	$722

Other comprehensive income (loss), net of tax
Changes in:
Unrealized losses on securities, net of reclassification adjustment of $2 and $— for 2022 and 2021, respectively	(4,274)	(1,635)
Unrealized gain on interest rate swap	—	489

Other comprehensive loss, net of tax	(4,274)	(1,146)

Comprehensive loss	$(3,311)	$(424)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2021	$43,802	$33,639	$2,021	$2,535	$5,650	$(43)

Comprehensive loss:

Net income for March 31, 2022	963	963	—	—	—	—

Other comprehensive loss (net of tax)	(4,274)	—	(4,274)	—	—	—

Cash dividends	(152)	(152)	—	—	—	—

Balance at March 31, 2022	$40,339	$34,450	$(2,253)	$2,535	$5,650	$(43)

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance at December 31, 2020	$45,366	$33,665	$3,585	$2,533	$5,626	$(43)

Comprehensive loss:

Net income for March 31, 2021	722	722	—	—	—	—

Other comprehensive loss (net of tax)	(1,146)	—	(1,146)	—	—	—

Cash dividends	(152)	(152)	—	—	—	—

Balance at March 31, 2021	$44,790	$34,235	$2,439	$2,533	$5,626	$(43)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

($ in thousands)	Three months ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$963	$722
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense and amortization/accretion, net	100	51
Investment losses (gains)	272	(310)
Deferred income taxes	289	234
Amortization of deferred policy acquisition costs	990	971
Changes in assets and liabilities:
Change in receivable for securities sold	1,032	(42)
Change in accrued investment income	(77)	(105)
Change in reinsurance recoverable	(124)	3,857
Policy acquisition costs deferred	(885)	(947)
Change in accrued income taxes	63	(32)
Change in net policy liabilities and claims	777	(168)
Change in other assets/liabilities, net	(277)	742
Other, net	8	3
Net cash provided by operating activities	3,131	4,976
Cash Flows from Investing Activities
Purchase of:
Available-for-sale securities	(3,439)	(12,645)
Property and equipment	(16)	(3)
Proceeds from sale or maturities of:
Held-to-maturity securities	28	101
Available-for-sale securities	3,345	5,031
Other invested assets, net	(1)	36
Net cash used in investing activities	(83)	(7,480)
Cash Flows from Financing Activities
Change in other policyholder funds	11	11
Dividends paid	(152)	(152)
Net cash used in financing activities	(141)	(141)
Net change in cash and cash equivalents	2,907	(2,645)
Cash and cash equivalents, beginning of period	10,034	19,887
Cash and cash equivalents, end of period	$12,941	$17,242

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during each year. The adjusted weighted average shares outstanding were 2,532,632 at March 31, 2022 and 2,530,370 at March 31, 2021. The Company did not have any dilutive securities as of March 31, 2022 and 2021.

Concentration of Credit Risk
The Company maintains cash balances which are generally held in non-interest bearing demand deposit accounts subject to FDIC insured limits of $250,000 per entity. At March 31, 2022, the net amount exceeding FDIC insured limits was $7,102,000 at three financial institutions. The Company has not experienced any losses in such accounts. Management of the Company reviews financial information of financial institutions on a quarterly basis and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Policy receivables are reported at unpaid balances. Policy receivables are generally offset by associated unearned premium liabilities and are not subject to significant credit risk. Receivables from agents, less provision for credit losses, are composed of balances due from independent agents. At March 31, 2022, the single largest balance due from one agent totaled $2,000.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. A failure of a reinsurer to meet its obligation could result in losses to the insurance subsidiaries. Allowances for losses on reinsurance recoverables are established if amounts are believed to be uncollectible. At March 31, 2022 and December 31, 2021, no amounts were deemed uncollectible. The Company, at least annually, evaluates the financial condition of all reinsurers and evaluates any potential concentrations of credit risk. At March 31, 2022, management does not believe the Company is exposed to any significant credit risk related to its reinsurance program.

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

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

Recently Adopted Accounting Standards
None

NOTE 2 – VARIABLE INTEREST ENTITIES

The Company holds passive interests in limited partnerships that are considered to be Variable Interest Entities (VIE) under the provisions of ASC 810 Consolidation. The Company is not the primary beneficiary of the entities and is not required to consolidate under ASC 810. The entities are private placement investment funds formed for the purpose of investing in private equity investments. The Company owns less than 1% of the limited partnerships. The carrying value of the investments totals $544,000 at March 31, 2022 ($555,000 at December 31, 2021) and is included as a component of Other Invested Assets in the accompanying condensed consolidated balance sheets.

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

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

The amortized cost and aggregate fair values of investments in available-for-sale securities as of March 31, 2022 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$5,172	$46	$196	$5,022
Agency mortgage backed securities	19,469	63	990	18,542
Asset backed securities	4,567	6	142	4,431
Private label mortgage backed securities	3,743	4	199	3,548
Corporate bonds	49,655	814	1,479	48,990
States, municipalities and political subdivisions	9,630	15	795	8,850
Total Fixed Maturities	92,236	948	3,801	89,383
Equity securities	1,609	2,474	—	4,083
Total	$93,845	$3,422	$3,801	$93,466

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of March 31, 2022 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$581	$12	$3	$590
Total	$581	$12	$3	$590

The amortized cost and aggregate fair values of investments in available-for-sale securities as of December 31, 2021 are as follows:

($ in thousands) Available-for-sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government corporations and agencies	$5,171	$173	$19	$5,325
Agency mortgage backed securities	18,407	333	217	18,523
Asset backed securities	4,710	63	17	4,756
Private label mortgage backed securities	2,878	17	38	2,857
Corporate bonds	51,391	2,635	418	53,608
States, municipalities and political subdivisions	9,629	131	86	9,674
Total Fixed Maturities	92,186	3,352	795	94,743
Equity securities	1,609	2,368	—	3,977
Total	$93,795	$5,720	$795	$98,720

The amortized cost and aggregate fair values of investments in held-to-maturity securities as of December 31, 2021 are as follows:

($ in thousands) Held-to-maturity securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage backed securities	$608	$42	$—	$650
Total	$608	$42	$—	$650

The amortized cost and aggregate fair value of debt securities at March 31, 2022, by contractual maturity, are presented in the following table.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

($ in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$3,103	$3,122
Due after one year through five years	20,896	21,060
Due after five years through ten years	21,688	21,402
Due after ten years	46,549	43,799
Total	$92,236	$89,383

Held-to-maturity securities:
Due after one year through five years	$6	$6
Due after five years through ten years	3	3
Due after ten years	572	581
Total	$581	$590

A summary of securities available-for-sale with unrealized losses as of March 31, 2022, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

($ in thousands)	Less than 12 months		12 months or longer		Total
March 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
U.S. Government corporations and agencies	$3,263	$196	$—	$—	$3,263	$196	3
Agency mortgage backed securities	15,030	856	1,076	134	16,106	990	45
Asset backed securities	4,073	142	—	—	4,073	142	8
Private label mortgage backed securities	3,505	199	—	—	3,505	199	5
Corporate bonds	20,900	1,227	1,403	252	22,303	1,479	35
States, municipalities and political subdivisions	5,517	705	716	90	6,233	795	11
	$52,288	$3,325	$3,195	$476	$55,483	$3,801	107

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

A summary of held-to-maturity securities with unrealized losses as of March 31, 2022, along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

($ in thousands)	Less than 12 months		12 months or longer		Total
March 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Securities in a Loss Position
Agency mortgage backed securities	$209	$3	$—	$—	$209	$3	1
	$209	$3	$—	$—	$209	$3	1

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

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

For the three months ended March 31, 2022, the Company realized no other-than-temporary impairments. For the year ended December 31, 2021, the Company realized no other-than-temporary impairments. At March 31, 2022, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $158,000, $147,000 and $138,000. After evaluation by management, it was determined that each of these losses were driven by changes in market interest rates. Management currently has the intent and ability to hold these investments until recovery so no other-than-temporary impairments were recognized. At December 31, 2021, the three largest losses not realized as an impairment in the fixed maturity portfolio totaled $105,000, $44,000 and $39,000.

Major categories of investment income are summarized as follows:

($ in thousands)	Three months ended March 31,
	2022	2021
Fixed maturities	$814	$757
Equity securities	42	49
Mortgage loans on real estate	2	2
Policy loans	33	34
Other	16	2
	907	844
Less: Investment expenses	39	40
Net investment income	$868	$804

Major categories of investment gains (losses) are summarized as follows:

($ in thousands)	Three months ended March 31,
	2022	2021
Realized gains on fixed maturities	$3	$—
Realized gains on equity securities	—	357
Gains (losses) on trading securities	(12)	7
Change in fair value of equity securities	106	3
Change in surrender value of company owned life insurance	(369)	(57)
Net investment gains (losses)	$(272)	$310

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

An analysis of the net change in unrealized gains (losses) on available-for-sale securities follows:

($ in thousands)	March 31, 2022	March 31, 2021
Fixed maturities	$(5,410)	$(2,069)
Deferred income tax	1,136	434
Change in net unrealized gains (losses) on available-for-sale securities	$(4,274)	$(1,635)

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Financial assets measured at fair value on a recurring basis as of March 31, 2022 are summarized in the following table by the type of inputs applicable to the fair value measurements:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$5,022	$5,022	$—	$—
Agency mortgage backed securities	18,542	12,934	5,608	—
Asset backed securities	4,431	2,443	1,988	—
Corporate bonds	48,990	—	48,990	—
Private label asset backed securities	3,548	—	3,548	—
States, municipalities and political subdivisions	8,850	—	8,850	—
Trading securities	179	179	—	—
Equity securities	4,083	2,702	—	1,381
Total Financial Assets	$93,645	$23,280	$68,984	$1,381

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

As of March 31, 2022, Level 3 fair value measurements of assets include $1,381,000 of equity securities in a local community bank whose value is based on an evaluation of the financial statements of the entity. The Company does not develop the unobservable inputs used in measuring fair value.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

The table below presents a reconciliation for all assets and for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022:

($ in thousands) For the three months ended March 31, 2022	Equity Securities	Interest Rate Swap
Beginning balance	$1,614	$—
Total gains or losses (realized and unrealized):
Included in earnings	(233)	—
Included in other comprehensive income	—	—
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,381	$—
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2022:	$(233)	$—

For the three months ended March 31, 2022, there were no assets or liabilities measured at fair values on a nonrecurring basis.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 are summarized in the following table by the type of inputs applicable to the fair value measurements:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturities available-for-sale
U.S. Government corporations and agencies	$5,325	$5,325	$—	$—
Agency mortgage backed securities	18,523	11,916	6,607	—
Asset backed securities	4,756	2,730	2,026	—
Corporate bonds	53,608	—	53,608	—
Private label asset backed securities	2,857	—	2,857	—
States, municipalities and political subdivisions	9,674	—	9,674	—
Trading securities	191	191	—	—
Equity securities available-for-sale	3,977	2,363	—	1,614
Total Financial Assets	$98,911	$22,525	$74,772	$1,614

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

The table below presents a reconciliation for all assets and for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2021:

($ in thousands) For the year ended December 31, 2021	Equity Securities Available-for-Sale	Interest Rate Swap
Beginning balance	$1,502	$(619)
Total gains or losses (realized and unrealized):
Included in earnings	112	—
Included in other comprehensive income	—	619
Purchases:	—	—
Sales:	—	—
Issuances:	—	—
Settlements:	—	—
Transfers in/(out) of Level 3	—	—
Ending balance	$1,614	$—
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of December 31, 2021:	$112	$—

For the year ended December 31, 2021, there were no assets or liabilities measured at fair value on a nonrecurring basis.

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2022 and December 31, 2021 are as follows:

($ in thousands)	March 31, 2022		December 31, 2021
Assets and related instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Held-to-maturity securities	$581	$590	$608	$650
Mortgage loans	141	141	142	142
Policy loans	1,769	1,769	1,767	1,767
Company owned life insurance	4,700	4,700	5,069	5,069
Other invested assets	1,472	1,472	1,619	1,619
Liabilities and related instruments
Other policyholder funds	1,313	1,313	1,302	1,302
Short-term notes payable and current portion of long-term debt	500	500	500	500
Long-term debt	12,693	12,693	12,690	12,690

NOTE 5 – PROPERTY AND EQUIPMENT
Major categories of property and equipment are summarized as follows:

($ in thousands)	March 31, 2022	December 31, 2021
Building and improvements	$3,504	$3,504
Electronic data processing equipment	1,527	1,511
Furniture and fixtures	475	475
	5,506	5,490
Less accumulated depreciation	3,981	3,954
Property and equipment, net	$1,525	$1,536

Depreciation expense for the three months ended March 31, 2022 was $27,000 ($96,000 for the year ended December 31, 2021).

NOTE 6 – INCOME TAXES
The Company recognizes tax-related interest and penalties as a component of tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is not subject to examinations by authorities related to its U.S. federal or state income tax filings for years prior to 2015. Tax returns have been filed through the year 2020.
Net deferred tax liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Management believes that, based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. The Company recognized net deferred tax asset positions of $3,250,000 at March 31, 2022 and $2,403,000 at December 31, 2021.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

The tax effect of significant differences representing deferred tax assets and liabilities are as follows:

($ in thousands)	As of March 31, 2022	As of December 31, 2021
General expenses	$1,513	$1,548
Unearned premiums	1,476	1,436
Claims liabilities	755	751
NOL carryforward	1,138	1,459
Impairment on real estate owned	147	147
Unrealized losses on trading securities	3	—
Unrealized losses on securities available-for-sale	599	—
Deferred tax assets	5,631	5,341

Depreciation	(96)	(99)
Deferred policy acquisition costs	(1,518)	(1,540)
Pre-1984 policyholder surplus account	(248)	(265)
Unrealized gains on securities available-for-sale	—	(537)
Unrealized gains on equity securities	(519)	(497)
Deferred tax liabilities	(2,381)	(2,938)
Net deferred tax asset	$3,250	$2,403

The appropriate income tax effects of changes in temporary differences are as follows:

($ in thousands)	Three months ended March 31,
	2022	2021
Deferred policy acquisition costs	$(22)	$(4)
Trading securities	(3)	(2)
Unearned premiums	(40)	(82)
General expenses	35	(8)
Depreciation	(3)	(2)
Claims liabilities	(4)	13
Impact of repeal of special provision on pre-1984 policyholder surplus	(17)	(17)
NOL carryforward	321	336
Unrealized gains (losses) on equity securities	22	—
Deferred income tax expense	$289	$234

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

Total income tax expense (benefit) varies from amounts computed by applying current federal income tax rates to income or loss before income taxes.  The reasons for these differences and the approximate tax effects are as follows:

	Three months ended March 31,
	2022	2021
Federal income tax rate applied to pre-tax income (loss)	21.0%	21.0%
Dividends received deduction and tax-exempt interest	(0.2)%	(0.3)%
Company owned life insurance	5.9%	1.3%
Other, net	0.1%	(0.1)%
Effective federal income tax rate	26.8%	21.9%

At March 31, 2022, the Company has approximately $5,419,000 of net operating loss carryforwards available ($1,138,000 tax benefit) to be applied to future periods. These carryforwards expire in 2040.

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

Short-term debt and current portion of long-term debt consisted of the following as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31,	December 31,
	2022	2021
Current portion of installment note payable due in November with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor. Unsecured.	$500	$500
	$500	$500
Long-term debt consisted of the following as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31,	December 31,
	2022	2021

Promissory note with variable interest rate equal to the WSJ prime rate plus 0.5%, with a 4.75% floor; maturity November 2023. Annual installment payments beginning November 2020. Unsecured.	$500	$500

Subordinated debentures issued on December 15, 2005 with floating rate interest equal to 3-Month LIBOR plus 375 basis points; net of $129,000 in debt issuance cost ($131,000 in 2021); maturity December 15, 2035. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	9,150	9,148

Subordinated debentures issued on June 21, 2007 with floating rate interest equal to 3-Month LIBOR plus 340 basis points; net of $50,000 in debt issuance cost ($51,000 in 2021); maturity June 15, 2037. Interest payable quarterly. Redeemable prior to maturity. Unsecured.	3,043	3,042
	$12,693	$12,690

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

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

The following table is a reconciliation of beginning and ending property and casualty reserve balances for claims and claim adjustment expense:

($ in thousands)	Three months ended March 31,
	2022	2021
Summary of claims and claim adjustment expense reserves
Balance, beginning of year	$8,930	$10,177
Less reinsurance recoverable on unpaid losses	2,139	3,321
Net balances at beginning of year	6,791	6,856
Net losses:
Provision for claims and claim adjustment expenses for claims arising in current year	8,737	9,034
Estimated claims and claim adjustment expenses for claims arising in prior years	(995)	(1,078)
Total increases	7,742	7,956
Claims and claim adjustment expense payments for claims arising in:
Current year	4,922	5,280
Prior years	2,427	2,416
Total payments	7,349	7,696
Net balance at end of period	7,184	7,116
Plus reinsurance recoverable on unpaid losses	2,033	2,393
Claims and claim adjustment expense reserves at end of period	$9,217	$9,509

Claims and claim adjustment expense reserves before reinsurance recoverables at March 31, 2022 were down moderately compared to prior year primarily due to a reduction in spring storm activity. The estimate for claims arising in prior years was reduced $995,000 in 2022 (reduced $1,078,000 in 2021) due to favorable loss development during the year on claims arising in prior years.
Accident and Health Claim Reserves
The Company, through its life insurance subsidiary, underwrites a limited number of short duration accident and health contracts. These claims are typically settled in three years or less and the reserve for unpaid claims totaled $398,000 at March 31, 2022 ($390,000 at December 31, 2021). These claims are a component of policy and contract claims which totaled $1,189,000 at March 31, 2022 ($1,210,000 at December 31, 2021).
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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

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

At March 31, 2022, the largest reinsurance recoverable of a single reinsurer was $217,000 ($219,000 at December 31, 2021). Amounts reported as ceded incurred losses were related to development of losses from prior year catastrophes.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have an established retirement savings plan (401K Plan). All full-time employees are eligible to participate, and all employer contributions are fully vested for employees who have completed 1,000 hours of service in the year of contribution. Company matching contributions for the three months ended March 31, 2022 amounted to $45,000 ($46,000 in 2021). The Company contributes dollar-for-dollar matching contributions up to 5% of compensation subject to government limits.

The Company established a non-qualified deferred compensation plan under which Company directors are allowed to defer all or a portion of directors' fees into various investment options. A supplemental executive retirement plan (SERP) covers named executive officers, with the Company contributing 15% of executive compensation to the plan. Contributions to the plan are fully vested upon the earlier of death, disability, change in control, or ten years of participation in the plan. Costs for amounts related to the non-qualified deferred compensation plans for the three months ended March 31, 2022 and 2021 amounted to an approximate decrease of $161,000 and an increase of $24,000 in employee benefit related expenses, respectively.

The Company and its subsidiaries established an Employee Stock Ownership Plan (ESOP) in January 2010, to enable eligible employees to acquire a proprietary interest in the Company's common stock and to provide retirement and other benefits to such employees. There were no contributions during the three months ended March 31, 2022 and 2021. All contributions were made in cash for purchase of Company shares in the open market. The Company has not allocated newly issued shares directly to the plan and the plan has no debt.

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

NOTE 11 – SHAREHOLDERS' EQUITY

During the three months ended March 31, 2022 and year ended December 31, 2021, changes in shareholders' equity consisted of net income of $963,000 and $582,000, respectively; dividends paid of $152,000 in 2022 and $608,000 in 2021; an other comprehensive loss of $4,274,000 in 2022 and other comprehensive loss of $1,564,000 in 2021; and common stock issued of $26,000 in 2021.  Other comprehensive income (loss) consisted of changes in accumulated unrealized gains/losses on securities available-for-sale.

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

The table below provides information regarding the Company's preferred and common stock as of March 31, 2022 and December 31, 2021:

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
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) ("AOCI") includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in AOCI balances:

($ in thousands)	Three months ended March 31,
	2022	2021
Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	$—	$(489)
Other comprehensive income for period:
Other comprehensive gain before reclassifications	—	489
Net current period other comprehensive income	—	489
Balance at end of period	$—	$—

Unrealized Gains (Losses) on Available-for-Sale Securities
Balance at beginning of period	$2,021	$4,074
Other comprehensive loss for period:
Other comprehensive loss before reclassifications	(4,272)	(1,635)
Amounts reclassified from accumulated other comprehensive loss	(2)	—
Net current period other comprehensive loss	(4,274)	(1,635)
Balance at end of period	$(2,253)	$2,439

Total Accumulated Other Comprehensive Income (Loss) at end of period	$(2,253)	$2,439

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2022:

($ in thousands) Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains on Available-for-Sale Securities	$3	Net investment gains
	3	Total before tax
	(1)	Tax expense
	$2	Net of Tax

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2021:

($ in thousands) Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized Gains on Available-for-Sale Securities	$—	Net investment gains
	—	Total before tax
	—	Tax expense
	$—	Net of Tax

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

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

Total assets by industry segment at March 31, 2022 and December 31, 2021 are summarized below:

($ in thousands) Assets by industry segment	Total	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations

March 31, 2022	$149,339	$87,515	$57,437	$4,387

December 31, 2021	$151,683	$87,657	$59,278	$4,748

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

Net income (loss) by business segment for the three months ended March 31, 2022 and 2021 is summarized below:

($ in thousands) Three months ended March 31, 2022	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter- company Eliminations	Total
REVENUES
Net premiums earned	$14,161	$1,354	$—	$—	$15,515
Net investment income	346	653	4	(135)	868
Investment gains (losses)	(368)	109	(13)	—	(272)
Other income	122	198	249	(447)	122
	14,261	2,314	240	(582)	16,233
BENEFITS AND EXPENSES
Policyholder benefits paid	7,742	1,147	—	(97)	8,792
Amortization of deferred policy acquisition costs	702	288	—	—	990
Commissions	2,034	66	—	—	2,100
General and administrative expenses	2,005	398	201	(485)	2,119
Taxes, licenses and fees	680	90	—	—	770
Interest expense	—	9	138	—	147
	13,163	1,998	339	(582)	14,918
Income (Loss) Before Income Taxes	1,098	316	(99)	—	1,315
INCOME TAX EXPENSE (BENEFIT)	309	64	(21)	—	352
Net Income (Loss)	$789	$252	$(78)	$—	$963

($ in thousands) Three months ended March 31, 2021	P&C Insurance Operations	Life Insurance Operations	Non-Insurance Operations	Inter-company Eliminations	Total
REVENUES
Net premiums earned	$13,672	$1,390	$—	$—	$15,062
Net investment income	305	622	12	(135)	804
Investment gains	101	203	6	—	310
Other income	136	204	240	(444)	136
	14,214	2,419	258	(579)	16,312
BENEFITS AND EXPENSES
Policyholder benefits paid	7,956	1,447	—	(100)	9,303
Amortization of deferred policy acquisition costs	687	284	—	—	971
Commissions	2,059	77	—	—	2,136
General and administrative expenses	2,071	402	310	(479)	2,304
Taxes, licenses and fees	449	87	—	—	536
Interest expense	—	10	128	—	138
	13,222	2,307	438	(579)	15,388
Income (Loss) Before Income Taxes	992	112	(180)	—	924
INCOME TAX EXPENSE (BENEFIT)	220	23	(41)	—	202
Net Income (Loss)	$772	$89	$(139)	$—	$722

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

The following table presents the Company’s gross and net premiums written for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2022 and 2021, respectively:

($ in thousands)	Three months ended March 31,
	2022	2021
Life, accident and health operations premiums written:
Traditional life insurance	$1,010	$1,018
Accident and health insurance	380	392
Gross life, accident and health	1,390	1,410
Reinsurance premium ceded	(53)	(43)
Net life, accident and health premiums written	$1,337	$1,367
Property and Casualty operations premiums written:
Dwelling fire & extended coverage	$12,376	$11,863
Homeowners (Including mobile homeowners)	4,392	5,027
Other liability	481	534
Gross property and casualty	17,249	17,424
Reinsurance premium ceded	(2,551)	(2,405)
Net property and casualty written	$14,698	$15,019
Consolidated gross premiums written	$18,639	$18,834
Reinsurance premium ceded	(2,604)	(2,448)
Consolidated net premiums written	$16,035	$16,386

The following table presents the Company’s gross and net premiums earned for the property and casualty segment and the life and accident and health segment for the three months ended March 31, 2022 and 2021, respectively:

($ in thousands)	Three months ended March 31,
	2022	2021
Life, accident and health operations premiums earned:
Traditional life insurance	$1,030	$1,042
Accident and health insurance	377	391
Gross life, accident and health	1,407	1,433
Reinsurance premium ceded	(53)	(43)
Net life, accident and health premiums earned	$1,354	$1,390
Property and Casualty operations premiums earned:
Dwelling fire & extended coverage	$11,512	$10,178
Homeowners (Including mobile homeowners)	4,724	5,362
Other liability	476	537
Gross property and casualty	16,712	16,077
Reinsurance premium ceded	(2,551)	(2,405)
Net property and casualty earned	$14,161	$13,672
Consolidated gross premiums earned	$18,119	$17,510
Reinsurance premium ceded	(2,604)	(2,448)
Consolidated net premiums earned	$15,515	$15,062

THE NATIONAL SECURITY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AMOUNTS EXCEPT FOR DECEMBER 31, 2021 AMOUNTS)

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

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2022 was $129,000 ($169,000 in 2021). There was no cash received from or paid for income taxes during the three months ended March 31, 2022. There was no cash received from or paid for income taxes during the three months ended March 31, 2021.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and their potential effects on these condensed consolidated financial statements through the filing date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of The National Security Group, Inc.

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of The National Security Group, Inc. (the Company) as of March 31, 2022, and the related condensed consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2022, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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
May 16, 2022

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The National Security Group, Inc. (referred to in this document as "we", "our", "us", "Company" or "NSEC") and its subsidiaries. We are a “smaller reporting company” under Securities and Exchange Commission (SEC) regulations and therefore qualify for the scaled disclosure of smaller reporting companies. In general, the same information is required to be disclosed in the management discussion and analysis by smaller reporting companies except that the discussion need only cover the latest two year period and disclosures relating to contractual obligations are not required. In accordance with the scaled disclosure requirements, this discussion covers the three month period ended March 31, 2022 and 2021 and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes which accompany this report. The financial information presented herein should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes information and disclosures not presented herein. Please refer to our note regarding forward-looking statements on page 4 of this report.

The National Security Group, Inc. operates in ten states with 68.2% of total premium revenue generated in the states of Alabama, Georgia and Mississippi.  We operate in two business segments summarized as follows:

•The Property and Casualty (P&C) segment is the most significant segment, accounting for 92.2% of gross earned premium in 2022.  The P&C segment operates in the states of Alabama, Arkansas, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, and Tennessee.

•The Life segment accounted for 7.8% of gross premium revenue in 2022. The Life segment is licensed to underwrite life and accident and health insurance in Alabama, Florida, Georgia, Mississippi, South Carolina, Tennessee and Texas.

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

All of our insurance companies have been assigned ratings by AM Best Co (Best).  On April 29, 2021, AM Best affirmed the Financial Strength Rating (FSR) of B++ (Good) and the Long-Term Issuer Credit Rating (Long-Term ICR) of "bbb" of NSFC. In addition, AM Best affirmed the FSR of B+ (Good) and Long-Term ICR of "bbb-" of Omega. The AM Best outlook for the ratings was revised from "stable" to "negative" for NSFC and Omega. AM Best affirmed the FSR of B++ (Good) and the Long-Term ICR to "bbb" for NSIC. The outlook for the ratings of NSIC was revised from "stable" to "negative". AM Best also affirmed the Long-Term ICR of "bb" of the parent holding company, NSEC, with a revised outlook from "stable" to "negative". Effective January 31, 2022, AM Best placed the companies under review with developing implications upon the announcement that NSG has entered into a merger agreement under which the group will be acquired by VR Insurance Holdings, Inc. The under review with developing implications status reflects the need for AM Best to assess fully the business strategy, financial and operational impacts on the group as a result of the acquisition. The ratings will remain under review pending the completion of the acquisition and AM Bests’ assessment of post-acquisition rating fundamentals. Currently, the acquisition is expected to close by the end of the second quarter of 2022.

The property and casualty subsidiaries have been assigned ratings by Demotech, Inc. On November 30, 2021, Demotech affirmed a Financial Stability Rating of A (Exceptional) for both NSFC and Omega.

The earnings in the property and casualty segment have seasonal volatility due to severe storm activity resulting in incurred losses and loss adjustment expenses from hurricane, tornado, wind and hail related insurance claims These storm systems or other natural disasters are generally classified as catastrophes (referred to as "catastrophe" or "cat" events/losses throughout the remainder of this document) by Property Claim Service (PCS) when an individual event causes $25 million or more in industry wide direct insured losses and affect a significant number of policyholders and insurers.

Information in this discussion is presented in whole dollars rounded to the nearest thousand, except for per share information. Tabular amounts are presented in thousands.

Summary:
For the three months ended March 31, 2022, the Company had net income of $963,000, $0.38 income per share, compared to net income of $722,000, $0.29 income per share, for the three months ended March 31, 2021; an increase of $241,000. Pretax income from operations for the first quarter of 2022 totaled $1,587,000 compared to a pretax income from operations of $614,000 in the first quarter of 2021. Results for the first quarter of 2022 were positively impacted by a $453,000 increase in net premiums earned, coupled with a $511,000 decrease in claims and were the primary reasons for the $973,000 increase in pretax income from operations in the first quarter of 2022, compared to the same period in 2021.

For the three months ended March 31, 2022, the Company had investment losses of $272,000 compared to investment gains of $310,000 for the three months ended March 31 2021; a decrease of $582,000. The primary reason for the first quarter 2022 investment losses, compared to the first quarter 2021 investment gains, was our investment in company owned life insurance (COLI) decreased $312,000. In addition, we had no realized gains on the sale of equity securities during the first quarter of 2022 compared to $357,000 in realized gains on the sale of equity securities for the same period in 2021.

In the first quarter of 2022, the Company incurred claims totaling $8,792,000 compared to $9,303,000 for the same period last year. Life segment claims were down $300,000 and P&C segment claims were down $214,000 in the first quarter of 2022, compared to the first quarter of 2021. Life segment claims incurred from whole life insurance policies decreased $260,000 in the first quarter of 2022 compared to the same period last year. The primary component of the decline in the P&C segment was claims from a reduction in claims other than weather and fire perils which declined $325,000, in the first quarter of 2022, compared to the same period last year. In addition, reported losses from weather related events were down $65,000. Partially offsetting the declines mentioned previously was an increase in reported fire losses of $262,000 in the first quarter of 2022 compared to the first quarter of 2021.

The Company ended the first three months of 2022 with a decrease in general and administrative expenses of $185,000 compared to the same period last year. The primary reasons for this decrease were a $458,000 reduction in costs associated with director's expenses, employee benefits and litigation expenses in the first quarter of 2022 compared to the same period last year. Partially offsetting these decreases was a $155,000 increase in consulting fees in the first quarter of 2022 compared to the first quarter of 2021. The primary reason for the increase in consulting fees was expenses associated with the pending merger with VR Insurance Holdings.

Financial results for the three months ended March 31, 2022 and 2021, based on U.S generally accepted accounting principles, were as follows:

Unaudited Consolidated Financial Summary	Three months ended March 31,
($ in thousands, except per share)	2022	2021
Gross premiums written	$18,639	$18,834
Net premiums written	$16,035	$16,386

Net premiums earned	$15,515	$15,062
Net investment income	868	804
Net investment gains (losses)	(272)	310
Other income	122	136
Total Revenues	16,233	16,312
Policyholder benefits and settlement expenses	8,792	9,303
Amortization of deferred policy acquisition costs	990	971
Commissions	2,100	2,136
General and administrative expenses	2,119	2,304
Taxes, licenses and fees	770	536
Interest expense	147	138
Total Benefits, Losses and Expenses	14,918	15,388
Income Before Income Taxes	1,315	924
Income tax expense	352	202
Net Income	$963	$722
Income Per Common Share	$0.38	$0.29
Reconciliation of Net Income to non-GAAP Measurement
Net income	$963	$722
Income tax expense	352	202
Investment (gains) losses, net	272	(310)
Pretax Income From Operations	$1,587	$614
We provide a reconciliation of net income to the non-GAAP measurement "pretax income from operations". The purpose of this reconciliation is to provide investors with information routinely utilized by management in analyzing and comparing the performance of our insurance operations between periods. This information reflects the financial performance of our insurance operations without the impact of investment gains/losses. We typically invest in equity securities with a long-term view. Short-term volatility due to changes in market value of equity securities held for sale, along with realized investment gains/losses on both fixed maturity and equity investments, can mask both the positive or negative performance of our insurance operations from period to period.

Premium Revenue:
For the three months ended March 31, 2022, net premiums earned were up $453,000 at $15,515,000 compared to $15,062,000 during the same period last year. The increase in premium revenue was primarily driven by an increase in net earned premium in the P&C segment of $489,000 or 3.6%. The increase in P&C segment net earned premium was primarily attributable to a 13.1% increase in gross earned premium in our dwelling fire program. This increase was due to rate increases in the program over the past twelve months and additional premium generated by our re-underwriting project in the dwelling fire program in which we reviewed valuations of properties insured due to increasing repair costs and claims inflation. The increase in P&C net earned premium was partially offset by a 6.1% increase in reinsurance premium ceded due to an increase in reinsurance costs related to our 2022 catastrophe reinsurance contract renewal. As mentioned previously, the increased frequency of weather related losses over the past several years has driven the need to increase rates in states and programs that have been most impacted by this persistent pattern of severe weather.

Investment Gains (Losses):
Investment losses, for the three months ended March 31, 2022, were $272,000 compared to investment gains of $310,000 for the same period last year. The primary reason for the first quarter 2022 investment losses, compared to the first quarter 2021 investment gains, was our investment in company owned life insurance (COLI) decreased $312,000. In addition, we had no realized gains on the sale of equity securities during the first quarter of 2022 compared to $357,000 in realized gains on the sale of equity securities for the same period in 2021.

Net Income:
For the three months ended March 31, 2022, the Company had net income of $963,000, $0.38 income per share, compared to net income of $722,000, $0.29 income per share, for the same period last year. As mentioned previously, results for the first quarter of 2022 were positively impacted by a $453,000 increase in net premiums earned coupled with a $511,000 decrease in claims and were the primary reasons for the increase in net income in the first quarter of 2022 compared to the first quarter of 2021.

Pretax Income from Operations:
For the three months ended March 31, 2022, our pretax income from operations was $1,587,000 compared to pretax income from operations of $614,000 for the three months ended March 31, 2021; an increase in pretax income of $973,000. As discussed above, an increase in earned premium and a decrease in claim activity were the primary reasons for the improvement in our income from operations, in the first quarter of 2022, compared to the same period last year.

P&C Segment Combined Ratio:
The P&C segment ended the first quarter of 2022 with a GAAP basis combined ratio of 92.2%. Reported catastrophe losses totaled $1,687,000 and added 11.8 percentage points to the combined ratio. In comparison, the P&C segment ended the first quarter of 2021 with a GAAP basis combined ratio of 95.8% with $1,736,000 in reported catastrophe losses increasing the combined ratio by 12.6 percentage points. Non-catastrophe wind and hail losses were down $16,000 for the three months ended March 31, 2022 compared to the same period in 2021. Reported non-catastrophe wind and hail losses, in the first quarter of 2022, totaled $1,277,000 and added 8.9 percentage points to the first quarter 2021 combined ratio. In comparison, non-catastrophe wind and hail losses reported in the first quarter of 2021 totaled $1,293,000 and added 9.4 percentage points to the first quarter 2021 combined ratio. Partially offsetting these decreases was an increase in reported fire losses of $262,000 during the first quarter of 2022 compared to the first quarter of 2021. Reported fire losses totaled $3,532,000, for the three months ended March 31, 2022, and added 24.7 percentage points to the 2022 combined ratio. In comparison, in the first quarter of 2021, reported fire losses totaled $3,270,000 and added 23.7 percentage points to the 2021 combined ratio.

Overview - Balance Sheet highlights at March 31, 2022 compared to December 31, 2021

Selected Balance Sheet Highlights	March 31, 2022	December 31, 2021
($ in thousands, except per share)	Unaudited
Invested Assets	$104,979	$111,819
Cash	$12,941	$10,034
Total Assets	$149,339	$151,683
Policy Liabilities	$86,185	$84,864
Total Debt	$13,193	$13,190
Accumulated Other Comprehensive Income (Loss)	$(2,253)	$2,021
Shareholders' Equity	$40,339	$43,802
Book Value Per Share	$15.93	$17.29
Invested Assets:
Invested assets at March 31, 2022 were $104,979,000 compared to $111,819,000 at December 31, 2021; a decrease of 6.1%. The decrease in invested assets was primarily due to a decline in market value of available-for-sale fixed maturity investments, of $5,410,000. This decline in market value of fixed maturity investments was primarily driven by an increase in short and intermediate term market interest rates during the first quarter of 2022.

Cash:
The Company, primarily through its insurance subsidiaries, had $12,941,000 in cash and cash equivalents at March 31, 2022, compared to $10,034,000 at December 31, 2021. Cash increased $2,907,000 in the first quarter of 2022, compared to December 31, 2021, primarily due to positive cash flow from insurance operations.

Total Assets:
Total assets at March 31, 2022 were $149,339,000 compared to $151,683,000 at December 31, 2021. Due to an increase in market interest rates, fixed maturity investments classified as available-for-sale decreased in market value, reducing total assets as of March 2022.

Policy Liabilities:
Policy related liabilities were $86,185,000 at March 31, 2022, compared to $84,864,000 at December 31, 2021; an increase of $1,321,000 or 1.6%. The primary reason for the increase in policy liabilities was a $995,000 increase in P&C segment unearned premium, in the first quarter of 2022, compared to year end 2021. This increase in unearned premium is primarily seasonal as we typically issue and renew a larger number of annual insurance contracts during the first and second quarters of each year compared to the remainder of the year.

Debt Outstanding:
Total debt was virtually unchanged at $13,193,000 as of March 31, 2022 compared to $13,190,000 at December 31, 2021. Our debt is held at the holding company level.

Shareholders' Equity:
Shareholders' equity as of March 31, 2022 was $40,339,000, down $3,463,000, compared to December 31, 2021 Shareholders' equity of $43,802,000. Book value per share was $15.93 at March 31, 2022, compared to $17.29 per share at December 31, 2021; a decline of 7.9% or $1.36 per share. The primary factors contributing to the decrease in both book value per share and Shareholders' equity were a decrease in accumulated other comprehensive income of $4,274,000 and shareholder dividends paid of $152,000. These decreases were offset by net income of $963,000.

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Premium Revenue:
The table below provides earned premium revenue by segment for the three months ended March 31, 2022 and 2021:

($ in thousands)	Three months ended March 31,		Percent
	2022	2021	increase (decrease)
Life, accident and health segment premiums earned:
Traditional life insurance	$1,030	$1,042	(1.2)%
Accident and health insurance	377	391	(3.6)%
Gross life, accident and health	1,407	1,433	(1.8)%
Reinsurance premium ceded	(53)	(43)	23.3%
Net life, accident and health premiums earned	$1,354	$1,390	(2.6)%

Property and Casualty segment premiums earned:
Dwelling fire & extended coverage	$11,512	$10,178	13.1%
Homeowners (Including mobile homeowners)	4,724	5,362	(11.9)%
Other liability	476	537	(11.4)%
Gross property and casualty premium earned	16,712	16,077	3.9%
Reinsurance premium ceded	(2,551)	(2,405)	6.1%
Net property and casualty premiums earned	$14,161	$13,672	3.6%

Consolidated gross premiums earned	$18,119	$17,510	3.5%
Reinsurance premium ceded	(2,604)	(2,448)	6.4%
Consolidated net premiums earned	$15,515	$15,062	3.0%

Consolidated net premium earned was up 3.0% for the quarter ended March 31, 2022, at $15,515,000 compared to $15,062,000 for the same period last year. The increase in net premium earned was due to a 3.6% increase in net premium earned in the P&C segment. The increase in P&C segment net earned premium was primarily attributable to a 13.1% increase in gross earned premium in our dwelling fire program. As mentioned previously, this increase was due to rate increases in the program over the past twelve months and additional premium generated by our re-underwriting project in the dwelling fire program. Gross earned premium was offset by a 6.1% increase in reinsurance premium ceded primarily attributable to an increase in reinsurance cost related to our 2022 catastrophe reinsurance contract renewal.

The Company maintains catastrophe reinsurance coverage to mitigate loss exposure from catastrophic events. With our 2022 catastrophe contract placement, our single event catastrophe retention remained unchanged from the prior year at $4 million. In our 2022 contract, we maintained our underlying catastrophe aggregate coverage of $2 million in excess of $2 million, subject to a $2 million aggregate annual deductible. This additional coverage effectively lowers our second event retention to $2 million. Also unchanged from last year, we maintain catastrophe reinsurance covering incurred claims of a single catastrophe event up to $72.5 million. Our catastrophe reinsurance has a reinstatement provision for one event and covers the cost of a second event up to the same $72.5 million upper limit. In our reinsurance structure, management attempts to limit the impact on pretax earnings of a single modeled 100 year cat event to no more than $4 million (net of reinsurance). It is noted, however, that hurricane models are subject to significant risk and are only a tool to estimate the impact of catastrophe events. The Company also has risk associated with multiple catastrophe events that individually may not exceed our $4 million retention and would not be covered under our catastrophe reinsurance contract.

To summarize our catastrophe reinsurance structure, under the catastrophe reinsurance program in 2022, the Company retains the first $4 million in losses from a first event (exceeding $4 million in insured losses) and $2 million in losses from a second event.

Reinsurance coverage is maintained in three layers as follows:

Layer	Reinsurers' Limits of Liability
First Layer	100% of $13,500,000 in excess of $4,000,000 retention
Second Layer	100% of $25,000,000 in excess of $17,500,000
Third Layer	100% of $30,000,000 in excess of $42,500,000
Catastrophe Aggregate	100% of $2,000,000 in excess of $2,000,000

We purchase reinstatement premium protection on the first two layers of our primary catastrophe excess reinsurance (layers one and two above) for one reinstatement. Our catastrophe aggregate coverage is subject to a $2 million aggregate annual deductible and has a contract provision for two reinstatements. Additional details regarding the structure of our 2022 catastrophe reinsurance program can be found in Note 9 to the Condensed Consolidated Financial Statements.

Investment Income:
The table below provides the major categories of investment income, primarily dividend and interest income, for the three months ended March 31, 2022 and 2021:

($ in thousands)	Three months ended March 31,
	2022	2021
Fixed maturities	$814	$757
Equity securities	42	49
Mortgage loans on real estate	2	2
Policy loans	33	34
Other	16	2
	907	844
Less: Investment expenses	39	40
Net investment income	$868	$804

For the three months ended March 31, 2022, net investment income was $868,000 compared to $804,000 for the same period in 2021; an increase of $64,000 or 8.0%. An increase in interest rates along with an increase in bond portfolio investments throughout 2022 were the primary factors contributing to this increase in net investment income.

Investment Gains (Losses):
The table below provides investment gains and losses for the three months ended March 31, 2022 and 2021:

($ in thousands)	Three months ended March 31,
	2022	2021
Realized gains on fixed maturities	$3	$—
Realized gains on equity securities	—	357
Gains (losses) on trading securities	(12)	7
Change in fair value of equity securities	106	3
Change in surrender value of company owned life insurance	(369)	(57)
Net investment gains (losses)	$(272)	$310

Net investment losses, for the three months ended March 31, 2022, were $272,000 compared to net investment gains of $310,000 for the same period in 2021; a decrease of $582,000. A primary reason for the net investment losses, in the first quarter of 2022, compared to net investment gains in the first quarter of 2021, was a $312,000 increase in net investment losses related to the change in surrender value of company owned life insurance. In addition, we had no realized gains on the sale of equity securities during the first quarter of 2022 compared to $357,000 in realized gains on the sale of equity securities for the same period in 2021.

Other Income:
Other income was $122,000 for the three months ended March 31, 2022, compared to $136,000 for the same period last year; a decrease of $14,000. Other income consists primarily of fees related to the issuance of our property insurance policies as well as other miscellaneous income. As a percent of net earned premium, other income was 0.8% in the first quarter of 2022 compared to 0.9% in the first quarter of 2021.

Policyholder Benefits:
Policyholder claims in the property and casualty segment were $7,742,000 in the first quarter of 2022, compared to $7,956,000 for the same period last year; a decrease of $214,000 or 2.7%. Claims as a percentage of premium earned was 54.7% in the first quarter of 2022 compared to 58.2% in the first quarter of 2021. The primary reason for the decrease was claims reported from non-weather and non-fire perils which declined $325,000, in the first quarter of 2022, compared to the same period last year. In addition, reported losses from weather related events were down $65,000. These decreases were offset by an increase in fire claims totaling $262,000.

Weather related losses consistently create the most significant variability in our loss and loss adjustment expense payments from year to year in our P&C segment. The following table provides a recap of P&C segment gross reported losses and LAE by catastrophe event and non-catastrophe wind and hail losses and LAE for the three-month periods ended March 31, 2022 and 2021:

For the three months ended March 31, 2022			For the three months ended March 31, 2021
($ in thousands) Catastrophe event	Reported Losses & LAE	Claim Count	Catastrophe event	Reported Losses & LAE	Claim Count
Cat 2211 (Jan 1-3)	$436	111	Cat 2113 (Jan 25-26)	$132	6
Cat 2212 (Jan 15-17)	193	33	Cat 2117 (Feb 16-20)	760	196
Cat 2215 (Feb 16-28)	149	44	Cat 2120 (Mar 15-19)	282	66
Cat 2218 (Mar 11-12)	118	26	Cat 2122 (Mar 24-26)	494	85
Cat 2220 (Mar 21-23)	413	54
Cat 2221 (Mar 29-Apr 1)	248	62
Misc cats less than $100k	130	30	Misc cats less than $100k	68	16
Total Cat losses	$1,687	360	Total Cat losses	$1,736	369

Non-cat wind & hail	$1,277	350	Non-cat wind & hail	$1,293	294

During the first quarter of 2022, the P&C segment was impacted by nine catastrophe events producing 360 policyholder claims totaling $1,687,000. In comparison, the P&C segment was impacted by six catastrophe events during the first quarter of 2021 from 369 claims totaling $1,736,000. During the first quarter of 2022, the P&C segment had reported losses from Cat 2211 totaling $436,000 from 111 claims and Cat 2220 totaling $413,000 from 54 claims. These cat events accounted for 50.3% of total reported losses from cat events during the first quarter of 2022 and added 5.9 percentage points to the first quarter 2022 P&C segment loss ratio. During the first quarter of 2021, the P&C segment had reported losses from Cat 2117 (winter storm) totaling $760,000 from 196 claims. This cat event accounted for 43.8% of total reported losses from cat events during the first quarter of 2021 and added 5.5 percentage points to the first quarter 2021 P&C segment loss ratio. Claims reported from all first quarter 2022 cat events contributed 11.8 percentage points to the first quarter 2022 P&C segment loss ratio. Claims reported from all first quarter 2021 cat events contributed 12.6 percentage points to the first quarter 2021 P&C segment loss ratio.

Non-catastrophe wind and hail claims reported in the first quarter of 2022 totaled $1,277,000 compared to non-catastrophe wind and hail claims reported in the first quarter of 2021 totaling $1,293,000; a decrease of $16,000. During the first quarter of 2022, the P&C segment had 350 non-cat wind and hail claims reported (an average of $3,600 per claim) compared to 294 non-cat wind and hail claims reported during the first quarter of 2021 (an average of $4,400 per claim). Non-cat wind and hail claims reported during the first quarter of 2022 accounted for 16.5% of total P&C segment incurred losses in the current year and added 8.9 percentage points to the 2022 P&C segment combined ratio. Non-cat wind and hail claims reported during the first quarter of 2021 accounted for 16.3% of total P&C segment incurred losses in 2021 and added 9.4 percentage points to the 2021 P&C segment combined ratio.

Reported fire losses in the first quarter of 2022 were up $262,000 or 8.0% compared to fire losses reported during the first quarter of 2021. The P&C segment had 103 fire losses reported in the first quarter of 2022 totaling $3,532,000 compared to 120 claims reported in the first quarter of 2021 totaling $3,270,000. The average cost per claim was $34,300 for fire losses reported in the first quarter of 2022 compared to $27,300 for fire losses reported in the first quarter of 2021. Fire losses reported during the first quarter of 2022 added 24.7 percentage points to the P&C segment combined ratio while fire losses reported during the first quarter of 2021 added 23.7 percentage points to the P&C segment combined ratio.

Policy Acquisition Cost (Commissions and Amortization of Deferred Acquisition Cost):
For the three months ended March 31, 2022, policy acquisition costs were $3,090,000 compared to $3,107,000 for the same period last year; a decrease of $17,000. Policy acquisition costs consist of amortization of previously capitalized distribution costs and current commission payments to agents. As a percentage of premium revenue, policy acquisition costs were comparable at 19.9% in the first quarter of 2022 compared to 20.6% for the same period last year.

General Expenses:
General and administrative expenses were $2,119,000 in the first quarter of 2022 compared to $2,304,000 for the same period last year. As a percent of earned premium, general and administrative expenses were 13.7% and 15.3% at March 31, 2022 and 2021, respectively. The $185,000 decrease in general and administrative expenses, in the first quarter of 2022 compared to the first quarter of 2021, was due to a $458,000 reduction in costs associated with director's expenses, employee benefits and litigation expenses. Partially offsetting these decreases was a $155,000 increase in consulting fees in the first quarter of 2022 compared to the first quarter of 2021. The primary reason for the increase in consulting fees was expenses associated with the issuance of a fairness opinion.

Taxes, Licenses and Fees:
For the three months ended March 31, 2022, insurance taxes, licenses and fees were $770,000, compared to $536,000 for the same period in 2021; an increase of $234,000. The primary reason for the increase was a $155,000 credit received during the first quarter of 2021 that reduced prior year tax expense. No credit was received in the first quarter of 2022. As a percent of earned premium, insurance taxes, licenses and fees were 5.0% in the first quarter of 2022 and 3.6% in the first quarter of 2021.

Interest Expense:
Interest expense was comparable at $147,000 for the three months ended March 31, 2022, compared to $138,000 for the three months ended March 31, 2021.

Income Tax Expense:
For the three months ended March 31, 2022, the Company had income before income taxes of $1,315,000 compared to income before income taxes of $924,000 for the same period last year. The $352,000 tax expense for the first quarter of 2022 consisted of current tax expense of $63,000 and deferred tax expense of $289,000. The $202,000 tax expense for the first quarter of 2021 consisted of current tax benefit of $32,000 and deferred tax expense of $234,000. The effective tax rate for the first quarter of 2022 was 26.8% compared to 21.9% for the first quarter of 2021.

Net Income:
The Company ended the first quarter of 2022 with net income of $963,000 compared to net income of $722,000 for the same period last year. The primary factor contributing to the $241,000 increase was the $453,000 increase in net premiums earned coupled with the $511,000 decrease in policyholder benefits and settlement expenses, primarily in the P&C segment, discussed in detail in the preceding commentary in this discussion. The increase in net premiums earned and reduction in claims was offset by a $582,000 decline in investment gains during the first quarter of 2022 compared to the same period last year.

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
Virtually all invested assets of the Company are held in the insurance subsidiaries. As of March 31, 2022, the contractual maturity schedule for all bonds and notes held by the Company, stated at amortized cost, was as follows:

($ in thousands) Maturity	Available- for-Sale	Held-to-Maturity	Total	Percentage of Total
Maturity in less than 1 year	$3,103	$—	$3,103	3.34%
Maturity in 1-5 years	20,896	6	20,902	22.52%
Maturity in 5-10 years	21,688	3	21,691	23.37%
Maturity after 10 years	46,549	572	47,121	50.77%
	$92,236	$581	$92,817	100.00%
It should be noted that the above table represents maturities based on stated/contractual maturity. Due to call and prepayment features inherent in some fixed maturity securities, actual repayment, or effective maturities, will differ from stated maturities. The Company routinely evaluates the impact of changing interest rates on the projected maturities of bonds in the portfolio and actively manages the portfolio in order to minimize the impact of interest rate risk. However, due to other factors, both regulatory and those associated with good investment management practices associated with asset/liability matching, we do have exposure to changes in market values of securities due to changes in interest rates. Currently, a 100 basis point immediate increase in interest rates would generate approximately a $4,866,000, or 5.4%, decline in the market value of fixed maturity investments. Alternatively, a 100 basis point decrease in interest rates will generate approximately $4,865,000, or 5.4%, increase in market value of fixed income investments. Management has attempted, to the extent possible, to reduce risk in a rising rate environment. However, due to asset/liability matching requirements, particularly in the life subsidiary portfolio, interest rate risk can not be eliminated and exposure to market volatility can cause some variability in our accumulated other comprehensive income, total return on investments, total shareholders' equity and book value per share.

At March 31, 2022, the Company had aggregate equity capital, unrealized investment gains (net of income taxes) and retained earnings of $40,339,000, down $3,463,000, compared to $43,802,000 at December 31, 2021.  During the three months ended March 31, 2022, components of the change in shareholders' equity included net income of $963,000, a comprehensive loss due to changes in value of fixed maturity securities of $4,274,000 and cash dividends paid totaling $152,000.

As discussed above, changing interest rates can have a significant impact on the market value of fixed maturity investments. Fixed maturity securities classified as available-for-sale increase the liquidity resources of the Company as they can be sold at any time to pay claims or meet other Company obligations. However, these securities are required to be carried at market value with net of tax change in accumulated unrealized gains and losses directly impacting shareholder's equity. While the increase in interest rates causes near term declines in the value of fixed income securities, we are able to reap the benefit of reinvesting at higher rates as current fixed income investments are called, amortized (mortgage backed securities) or reach contractual maturity. Over the next twelve months, based on cash flow projection modeling that considers such factors as anticipated principal payments on mortgage backed securities, likelihood of call provisions being enacted and regular contractual maturities, we expect approximately 6.1% of our current fixed income portfolio to be reinvested or otherwise available to meet Company obligations.

The Company, primarily through its insurance subsidiaries, had $12,941,000 in cash and cash equivalents at March 31, 2022, compared to $17,242,000 at March 31, 2021. Cash provided by operating activities increased cash by $3,131,000 during the three months ended March 31, 2022. The increase in cash from operating activities in the first quarter of 2022 was primarily related to net income for the period coupled with the collection of receivables and a decrease in claims paid. Cash provided by operating activities increased cash by $4,976,000 for the three months ended March 31, 2021. The increase in cash from operating activities was primarily related to reinsurance recoveries on paid losses related to 2020 hurricane events and net income for the period. Net cash used in investing activities totaled $83,000 for the three months ended March 31, 2022, compared to cash used in investing activities of $7,480,000 in 2021. The decrease in cash from investing activities during the three months ended March 31, 2022 was related to reinvestment of cash on hand from maturities of fixed maturity securities. Net cash used in investing activities in 2021 was related to reinvestment of cash on hand from maturities of fixed maturity securities and reinsurance recoveries. Net cash used in financing activities totaled $141,000 for the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 and 2021, the Company paid $152,000 in dividends to shareholders.

The Holding Company had $2,407,000 in cash at March 31, 2022. The Holding Company primarily relies on cash from subsidiaries to meet its obligations, including payment of dividends to shareholders along with interest and principal on outstanding debt. Without consideration of the impact of the pending acquisition by VR Insurance Holdings, the Holding Company currently has adequate liquidity on hand to meet its anticipated obligations through at least the next 18 months without additional dividend payments from subsidiaries. Cash and cash equivalents held by subsidiaries at March 31, 2022 totaled $10,534,000.

The Company had a total of $12,693,000 of long-term debt outstanding as of March 31, 2022, compared to $12,690,000 at December 31, 2021, which includes $12,372,000 in trust preferred securities issued by the Company in addition to the installment note. Current year and prior year amounts were reduced by the unamortized portion of the placement fees associated with the issuance of the trust preferred securities, $179,000 and $182,000, respectively.
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

Dividends paid to the holding company from the insurance subsidiaries are subject to regulatory restrictions and prior approval of the Alabama Department of Insurance. As disclosed in Note 12 to the audited Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K, the amount that The National Security Group's insurance subsidiaries can transfer in the form of dividends to the parent company during 2022 is statutorily limited to $1,097,000 in the life insurance subsidiary and $3,541,000 in the property/casualty insurance subsidiary. Dividends are limited to the greater of net income (operating income for life subsidiary) or 10% of statutory capital, and regulators consider dividends paid within the preceding twelve months when calculating the available dividend capacity. Therefore, all of the above referenced dividend capacity will not be available for consideration of payment until dividends paid in the preceding twelve months have been considered on a rolling basis. The Company also has to continuously evaluate other factors such as subsidiary operating performance, subsidiary capital requirements and potential impact by rating agencies in making decisions on how much capital can be released from insurance subsidiaries for payment of dividends to the holding company. These factors are considered along with the goal of growing year over year statutory surplus in the subsidiaries, and these considerations along with potential adverse impacts on regulatory surplus, will likely lead to dividend payments to the holding company substantially below the above referenced regulatory maximums. The Company did not receive any dividends from its subsidiaries during the three months ended March 31, 2022.

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

The Company continues to monitor liquidity and subsidiary capital closely. Despite periods with challenging weather patterns in the property and casualty subsidiaries over the past six years, the insurance subsidiaries are well capitalized. However, further strengthening of subsidiary capital and improvement in P&C underwriting profitability are top priorities for Company management.

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

The Company is exposed to equity price risk on its equity securities. The Company holds common stock with a fair value of $4,083,000. Our portfolio has historically been highly correlated to the S&P 500 with regard to market risk. Based on an evaluation of the historical risk measure of our portfolio relative to the S&P 500, if the market value of the S&P 500 Index decreased 10% from its March 31, 2022 value, the fair value of the Company's common stock investments would decrease by approximately $408,000.

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
Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings
Please refer to Note 14 to the Condensed Consolidated Financial Statements included herein, and the 2021 Annual Report filed on Form 10-K. In addition to the aforementioned disclosures, on April 14, 2022, a putative class action complaint was filed by Edward Cohen on behalf of himself as a stockholder of the Company and on behalf of all similarly situated holders of common stock of the Company. The complaint was filed in the Delaware Court of Chancery styled as Edward Cohen v. Walter P. Wilkerson, Fred A. Clark, Jr., William L. Brunson, Jr., Donald S. Pittman, Mickey L. Murdock, Frank B. O’Neil, Brian R. McLeod, Brunson White, Charles B. Arnold, Elizabeth B. Crawford, Andrew J. Abernathy, and The National Security Group, Inc., Case Number 2022-0333 (the “Complaint”). The Complaint seeks to enjoin the stockholders’ vote on the approval of the proposed Merger until the Company provides certain disclosures that the Complaint alleges constituted material information that was omitted from the Company’s Preliminary Proxy Statement filed with the SEC on March 31, 2022 (the “Preliminary Proxy Statement”). The Complaint alleges that the Preliminary Proxy Statement failed to disclose the financial projections and operating data that management disclosed to Piper Sandler and that Piper Sandler referenced in rendering its fairness opinion to the Board as the Company’s financial adviser in connection with the Merger. The Complaint also names each of the Company’s directors as defendants and alleges that the directors breached their fiduciary duties to the stockholders by failing to provide this information in the Preliminary Proxy Statement. In addition, the Company received on April 29, 2022, a letter from an attorney purporting to represent another stockholder of the Company and demanding disclosure of the financial projections as well as other information relating to the financial analysis performed by Piper Sandler. The letter also inquires as to whether management had material communications regarding post-transaction employment or benefits and whether the terms of the non-disclosure agreements with other bidders solicited by Piper Sandler included restrictive covenants materially limiting their ability to independently engage in a transaction with the Company.

Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Item 1A. of the Company’s Annual Report for 2021 on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.   Exhibits
a.  Exhibits

31.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
b. During the last fiscal quarter of the period covered by this Report, the Company filed the following Current
Reports on Form 8-K:

Date of Report	Date Filed	Description
January 26, 2022	January 27, 2022	Item 1.01: Entry into a Material Definitive Agreement and Press release, dated January 26, 2022, issued by The National Security Group, Inc.
January 27, 2022	January 27, 2022	Press release, dated January 27, 2022, issued by The National Security Group, Inc.
March 4, 2022	March 4, 2022	Press release, dated March 4, 2022, issued by The National Security Group, Inc.

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

Date: May 16, 2022